Form 10-Q
period 2008-03-31
NEW IMAGE CONCEPTS, INC
filed 2008-05-13
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______ to  ______.

NEW IMAGE CONCEPTS, INC.
(Exact name of registrant as specified in Charter

Nevada	33-1155965
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

2019 Delaware Avenue
Santa Monica, CA 90404.
 (Address of Principal Executive Offices)
 _______________

(310) 403-4319
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer☐       Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 2, 2008: 14,997,855 shares of common stock.

NEW IMAGE CONCEPTS, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

ITEM 1. Financial Information

NEW IMAGE CONCEPTS, INC.

Page
ITEM 1 – Financial Information

Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	3

Statements of Operations for the Three Months Ended March 31, 2008 and 2007 and the Period from October 3, 2006 (Inception) through March 31, 2008 (Unaudited)	4

Statement of Stockholders’ Equity (Deficit) from October 3, 2006 (Inception) through March 31, 2008 (Unaudited)	5

Statements of Cash Flows for the Three Months Ended March 31, 2008 and the Period from October 3, 2006 (Inception) through March 31, 2008 (Unaudited)	6

Notes to the Unaudited Financial Statements	7

NEW IMAGE CONCEPTS, INC.

(A development stage company)
Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$49,428	$27,275
Accounts receivable	1,249	-
TOTAL ASSETS	$50,677	$27,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued expenses	$10,075	$8,625

STOCKHOLDERS’ EQUITY:

Common stock at $0.001 par value; 500,000,000 shares authorized; 14,997,856 and 14,543,000 shares issued and outstanding, respectively	14,998	14,543
Additional paid-in capital	49,020	26,732
Deficit accumulated during the development stage	(23,416)	(22,625)
Stockholders’ Equity	40,602	18,650

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,677	$27,275

See accompanying notes to the financial statements.

NEW IMAGE CONCEPTS, INC.

(A development stage company)
Statements of Operations

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Period From October 3, 2006 (inception) through March 31, 2008

Revenue	$1,249	$-	$1,249

Operating expenses
Professional fees	1,000	-	7,000
General and administrative	1,040	350	17,665

Total operating expenses	(2,040)	350	24,665

Loss before income taxes	(791)	(350)	(23,356)

Income tax provision	-	-	-

Net loss	$(791)	$(350)	$(23,416)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	14,688,088	1,000,000	9,778,490

See accompanying notes to the financial statements.

NEW IMAGE CONCEPTS, INC.
 (A development stage company)
Statement of Stockholders’ Equity (Deficit)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

October 3, 2006 (Inception)	1,000,000	$1,000	$-	$-	$1,000

Net loss				(1,750))	(1,750)
Balance, December 31, 2006	1,000,000	1,000	-	(1,750))	(750)

Contribution to capital			125		125

Shares issued for compensation in April 2007 at $0.001 per share	13,000,000	13,000			13,000

Shares issued for cash from September 12 through November 13, 2007 at $0.005 per share	543,000	543	26,607		27,150

Net loss				(20,875))	(20,875)
Balance, December 31, 2007	14,543,000	14,543	26,732	(22,625))	18,650

Shares issued for cash from January 10, 2008 through March 19, 2008 at $0.005 per share	454,856	455	22,288		22,743

Net loss				(791))	(791)

Balance, March 31, 2008	14,997,856	$14,998	$49,020	$(23,416))	$40,602

See accompanying notes to the financial statements.

NEW IMAGE CONCEPTS, INC.
(A development stage company)
Statements of Cash Flows

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Period From October 3, 2006 (inception) through March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(791)	$(350)	$(23,416)
Adjustments to reconcile loss to net cash used in operating activities:
Shares issued for compensation			14,000
Increase in accounts receivable	(1,249)	-	(1,249)
Increase in accrued expenses	1,450	350	10,075
Net Cash Used in Operating Activities	(590)	-	(590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	22,743	-	49,893
Capital contribution	-	-	125
Net Cash Provided By Financing Activities	22,743	-	50,018

NET INCREASE IN CASH	22,153	-	49,428

CASH AT BEGINNING OF PERIOD	27,275	-	-
CASH AT END OF PERIOD	$49,428	$-	$49,428

See accompanying notes to the financial statements.

NEW IMAGE CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM OCTOBER 3, 2006 (INCEPTION) THROUGH MARCH 31, 2008
(UNAUDITED)

NOTE 1 -	NATURE OF OPERATIONS

New Image Concepts, Inc.  (“NIC” or the “Company”), a development stage company, was incorporated on October 3, 2006 under the laws of the State of Nevada. Initial operations have included organization and incorporation, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company has generated minimal revenues since inception. The Company plans to provide personal consultation services to the general public.

NOTE 2 -	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three month period ended March 31, 2008 and 2007 and the period from October 3, 2006 (Inception) through March 31, 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1 which was declared effective on April 4, 2008.

Development Stage Company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7“Accountingand Reporting by Development Stage Enterprises” (“SFAS No. 7”).  Although the Company has recognized some nominal amount of revenue, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Revenue Recognition

The Company’s revenues are derived principally from personal consultation services to the general public. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $23,416, a net loss and net cash used in operations of $791 and $590 for the three month ended March 31, 2008, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to produce sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE 4 -	STOCKHOLDERS’ EQUITY

Common stock

For the period from January 2008 through March 31, 2008, the Company sold 454,856 shares of its common stock in a private placement at $0.05 per share to fifteen individuals for a total of $22,743.

NOTE 5 -	CONCENTRATIONS AND CREDIT RISK

One customer accounted for 100.0% of total sales for the three months ended March 31, 2008 and 100.0% of trade accounts receivable as of March 31, 2008.

NOTE 6 -	COMMITMENTS AND CONTINGENCIES

Employment agreement

On March 13, 2008 the Company entered into an employment agreement (“Employment Agreement”) with its majority stockholder and sole director and officer (“Employee”) for a term of three years from the date of signing.  The Employee should be paid a minimum of $500 per month and should be paid periodically not less than monthly.  Either the Company or the Employee can terminate the Employment Agreement without cause upon thirty (30) days’ notice to the other party.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

We have begun very limited operations, and we require outside capital to implement our business model.

1.         We believe we can begin to implement our plan to provide image consulting services to our clients.

2.         All functions will be coordinated and managed by our founder, including marketing, finance and operations.

3.         We intend to support these marketing efforts through advertising and the development of high-quality printed marketing materials. We expect the total cost of the marketing program to range from $20,000-$40,000.

4.         Within 90-120 days of the initiation of our marketing campaign, we believe that we will begin to generate business.

In summary, we should be generating revenues from services within 180 days of the date of this registration statement.

If we are unable to market effectively our premium cigars, we may have to suspend or cease our efforts.  If we cease our previously stated efforts, we do not have plans to pursue other business opportunities.

Limited Operating History

We have generated less than two full years of financial information and have not previously demonstrated that we will be able to expand our business through increased investment marketing.  Our business is subject to risks inherent in growing an enterprise with limited capital resources.

Future financing may not be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue expanding our operations.  Equity financing will result in a dilution to existing shareholders.

Results of Operations

For the period from October 3, 2006 (inception), to March 31, 2008 we had revenues of $1,249.   Expenses for such period totaled $24,665resulting in a loss of $23,416 Expenses of $24,665for the period consisted of $17,665 for general and administrative expenses and $7,000 for professional fees.

Capital Resources and Liquidity

As of March 31, 2008 we had $49,428 in cash.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”).  Although the Company has recognized some nominal amount of revenue, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments and market rates of interest.

Revenue recognition

The Company’s future revenues will be derived principally from personal consultation services to the general public. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007.  The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

 Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Foreign Currency Exchange Rate Risk

The Company procures products from domestic sources with operations located overseas.  As such, its financial results could be indirectly affected by the weakening of the dollar.  If that were to occur, and if it were material enough in movement, the financial results of the Company could be affected, but not immediately because the Company has entered into contracts with these vendors which establish product pricing levels for up to one year.  Management believes these contracts provide a sufficient amount of time to mitigate the risk of changes in exchange rates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW IMAGE CONCEPTS, INC

Date: May 13, 2008	By:	/s/ Belen Flores
Belen Flores
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer