Form 10-Q/A
period 2008-03-31
NEW IMAGE CONCEPTS, INC
filed 2008-06-23
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

AMENDMENT NO. 1 TO FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______ to  ______.

NEW IMAGE CONCEPTS, INC.
(Exact name of registrant as specified in Charter

Nevada	333-149784
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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
Yes  ☐   No ☒

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

NEW IMAGE CONCEPTS, INC

Date: June 23, 2008	By:	/s/ Belen Flores
Belen Flores
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer