Form 10-Q
period 2008-06-30
NEW IMAGE CONCEPTS, INC
filed 2008-08-11
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______ to  ______.

NEW IMAGE CONCEPTS, INC.
(Exact name of registrant as specified in Charter)

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2008: 14,997,855 shares of common stock.

NEW IMAGE CONCEPTS, INC.

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

ITEM 1. Financial Information

NEW IMAGE CONCEPTS, INC.

Page
ITEM 1 – Financial Information

Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3

Statements of Operations for the Six Months Ended June 30, 2008 and 2007 and the Period from October 3, 2006 (Inception) through June 30, 2008 (Unaudited)	4

Statements of Operations for the Three Months Ended June 30, 2008 and 2007 (Unaudited)	5

Statement of Stockholders’ Equity (Deficit) from October 3, 2006 (Inception) through June 30, 2008 (Unaudited)	6

Statements of Cash Flows for the Six Months Ended June 30, 2008 and the Period from October 3, 2006 (Inception) through June 30, 2008 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8

NEW IMAGE CONCEPTS, INC.

(A development stage company)
Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash	$32,903	$27,275

TOTAL ASSETS	$32,903	$27,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued expenses	$8,075	$8,625

STOCKHOLDERS’ EQUITY:

Common stock at $0.001 par value; 500,000,000 shares authorized; 14,997,856 and 14,543,000 shares issued and outstanding, respectively	14,998	14,543
Additional paid-in capital	49,020	26,732
Deficit accumulated during the development stage	(39,190)	(22,625)
Stockholders’ Equity	24,828	18,650

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,903	$27,275

See accompanying notes to the financial statements.

NEW IMAGE CONCEPTS, INC.

(A development stage company)
Statements of Operations

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Period From October 3, 2006 (inception) through June 30, 2008

Revenue	$1,630	$-	$1,630

Operating expenses
Professional fees	2,000	-	8,000
General and administrative	16,195	14,050	32,820

Total operating expenses	(18,195)	14,050	40,820

Loss before income taxes	(16,565)	(14,050)	(39,190)

Income tax provision	-	-	-

Net loss	$(16,565)	$(14,050)	$(39,190)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	14,920,697	14,000,000	10,547,984

See accompanying notes to the financial statements.

NEW IMAGE CONCEPTS, INC.

(A development stage company)
Statements of Operations

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Revenue	$381	$-

Operating expenses
Professional fees	1,000	-
General and administrative	15,155	13,700

Total operating expenses	(16,155)	(13,700)

Loss before income taxes	(15,774)	(13,700)

Income tax provision	-	-

Net loss	$(15,774)	$(13,700)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	14,997,856	14,000,000

See accompanying notes to the financial statements.

NEW IMAGE CONCEPTS, INC.
 (A development stage company)
Statement of Stockholders’ Equity (Deficit)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

October 3, 2006 (Inception)	1,000,000	$1,000	$-	$-	$1,000

Net loss				(1,750)	(1,750)
Balance, December 31, 2006	1,000,000	1,000	-	(1,750)	(750)

Contribution to capital			125		125

Shares issued for compensation in April 2007 at $0.001 per share	13,000,000	13,000			13,000

Shares issued for cash from September 12 through November 13, 2007 at $0.005 per share	543,000	543	26,607		27,150

Net loss				(20,875)	(20,875)
Balance, December 31, 2007	14,543,000	14,543	26,732	(22,625)	18,650

Shares issued for cash from January 10, 2008 through March 19, 2008 at $0.005 per share	454,856	455	22,288		22,743

Net loss				(16,565)	(16,565)

Balance, June 30, 2008	14,997,856	$14,998	$49,020	$(39,190)	$24,828

See accompanying notes to the financial statements.

NEW IMAGE CONCEPTS, INC.
(A development stage company)
Statements of Cash Flows

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Period From October 3, 2006 (inception) through June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,565)	$(14,050)	$(39,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation		13,000	14,000

Increase (decrease) in accrued expenses	(550)	1,050	8,075
Net Cash Used in Operating Activities	(17,115)	-	(17,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	22,743	-	49,893
Capital contribution	-	125	125
Net Cash Provided By Financing Activities	22,743	125	50,018

NET INCREASE IN CASH	5,628	125	32,903

CASH AT BEGINNING OF PERIOD	27,275	-	-
CASH AT END OF PERIOD	$32,903	$125	$32,903

See accompanying notes to the financial statements.

NEW IMAGE CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM OCTOBER 3, 2006 (INCEPTION) THROUGH JUNE 30, 2008
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

Basis of Presentation

The accompanying interim financial statements for the three and six month period ended June30, 2008 and 2007 and the period from October 3, 2006 (Inception) through June 30, 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1 which was declared effective on April 4, 2008.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $39,190, a net loss and net cash used in operations of $16,565 and $17,115 for the six months ended June 30, 2008, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Common stock

For the period from January 2008 through June 30, 2008, the Company sold 454,856 shares of its common stock in a private placement at $0.05 per share to fifteen (15) individuals for a total of $22,743.

NOTE 5 -	CONCENTRATIONS AND CREDIT RISK

One customer accounted for 100.0% of total sales for the six months ended June 30, 2008.

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

In summary, we should be generating revenues from services within 180 days of the date hereof.

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

Results of Operations

For the period from October 3, 2006 (inception), to June 30, 2008 we had revenues of $1,630.   Expenses for such period totaled $40,820 resulting in a loss of $39,190.  Expenses of $39,190 for the period consisted of $32,820 for general and administrative expenses and $8,000 for professional fees.

Capital Resources and Liquidity

As of June 30, 2008 we had $32,903 in cash.

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

 Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

Item 1A. Risk Factors.

None.

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

NEW IMAGE CONCEPTS, INC

Date: August 11, 2008	By:	/s/ Belen Flores
Belen Flores
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer