Form 10-Q/A
period 2008-06-30
NEW IMAGE CONCEPTS, INC
filed 2008-08-22
CIK 1429764

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 21, 2008: 44,993,565 shares of common stock.

NEW IMAGE CONCEPTS, INC.

FORM 10-Q

June 30, 2008

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II—OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

ITEM 1. Financial Information

NEW IMAGE CONCEPTS, INC.

Page
ITEM 1 – Financial Information

Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3

Statements of Operations for the Six Months Ended June 30, 2008 and 2007 and the Period from October 3, 2006 (Inception) through June 30, 2008 (Unaudited)	4

Statements of Operations for the Three Months Ended June 30, 2008 and 2007 (Unaudited)	5

Statement of Stockholders’ Equity (Deficit) from October 3, 2006 (Inception) through June 30, 2008 (Unaudited)	6

Statements of Cash Flows for the Six Months Ended June 30, 2008 and the Period from October 3, 2006 (Inception) through June 30, 2008 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8

NEW IMAGE CONCEPTS, INC.

(A development stage company)
Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Restated)
	(Restated)
ASSETS

CURRENT ASSETS:

Cash	$32,903	$27,275

TOTAL ASSETS	$32,903	$27,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued expenses	$8,075	$8,625

STOCKHOLDERS’ EQUITY:

Common stock at $0.001 par value; 500,000,000 shares authorized; 44,993,565 and 43,629,000 shares issued and outstanding, respectively	44,994	43,629
Additional paid-in capital	19,024	(2,354)
Deficit accumulated during the development stage	(39,190)	(22,625)
Stockholders’ Equity	24,828	18,650

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,903	$27,275

See accompanying notes to the financial statements.

NEW IMAGE CONCEPTS, INC.

(A development stage company)
Statements of Operations

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Period From October 3, 2006 (inception) through June 30, 2008

Revenue	$1,630	$-	$1,630

Operating expenses
Professional fees	2,000	-	8,000
General and administrative	16,195	14,050	32,820

Total operating expenses	(18,195)	14,050	40,820

Loss before income taxes	(16,565)	(14,050)	(39,190)

Income tax provision	-	-	-

Net loss	$(16,565)	$(14,050)	$(39,190)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted (restated)	44,762,091	42,000,000	31,643,952

See accompanying notes to the financial statements.

NEW IMAGE CONCEPTS, INC.

(A development stage company)
Statements of Operations

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Revenue	$381	$-

Operating expenses
Professional fees	1,000	-
General and administrative	15,155	13,700

Total operating expenses	(16,155)	(13,700)

Loss before income taxes	(15,774)	(13,700)

Income tax provision	-	-

Net loss	$(15,774)	$(13,700)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted (restated)	44,993,568	42,000,000

See accompanying notes to the financial statements.

NEW IMAGE CONCEPTS, INC.
 (A development stage company)
Statement of Stockholders’ Equity (Deficit)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

October 3, 2006 (Inception)	3,000,000	$3,000	$(2,000)	$-	$1,000

Net loss				(1,750)	(1,750)
Balance, December 31, 2006	3,000,000	3,000	(2,000)	(1,750)	(750)

Contribution to capital			125		125

Shares issued for compensation in April 2007 at $0.00033 per share	39,000,000	39,000	(26,000)		13,000

Shares issued for cash from September 12 through November 13, 2007 at $0.00167 per share	1,629,000	1,629	25,521		27,150

Net loss				(20,875)	(20,875)
Balance, December 31, 2007	43,629,000	43,629	(2,354)	(22,625)	18,650

Shares issued for cash from January 10, 2008 through March 19, 2008 at $0.00167 per share	1,364,565	1,365	21,378		22,743

Net loss				(16,565)	(16,565)

Balance, June 30, 2008	44,993,565	$44,994	$19,024	$(39,190)	$24,828

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

Revenue Recognition

The Company’s revenues are derived principally from personal consultation services to the general public. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Common stock

On May 13, 2008, the sole director of the Company authorized a 3:1 forward stock split. All share and per share data in the financial statements and related notes have been restated to give retroactive effect to the forward stock split.

For the period from January 2008 through June 30, 2008, the Company sold 1,364,568 shares of its common stock in a private placement at $0.00167 per share to fifteen (15) individuals for a total of $22,743.

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

NOTE 7 -	RESTATEMENT

Subsequent to the original issuance of the Company’s June 30, 2008 financial statements as included in its Form 10-Q filed on August 11, 2008 the Company realized it had not given effect to a 3:1 forward stock split authorized by its sole director on May 13, 2008.  Accordingly, the Company has restated its financial statements for periods presented in the Form 10-Q for the three and six months ended June 30, 2008. Details of the misstatements are set out below:

At June 30, 2008

To give effect to the 3:1 forward stock split
Common stock	$29,996
Additional paid-in capital	(29,996)

At December 31, 2007

To give effect to the 3:1 forward stock split
Common stock	$29,086
Additional paid-in capital	(29,086)

The accompanying balance sheets as of June 30, 2008 and December 31, 2007, have been restated to reflect the correction of these matters.

The following tables present the impact of the above mentioned adjustments to the financial statement information

Balance sheets information:
NEW IMAGE CONCEPTS, INC.
BALANCE SHEETS
(RESTATED)

	June 30, 2008			December 31, 2007
	As Previously	Adjustments	As Restated	As Previously	Adjustments	As Restated
	Stated			Stated
ASSETS
CURRENT ASSETS:
Cash	$32,903	$-	$32,903	$27,275	$-	$27,275

Total Assets	$32,903	$-	$32,903	$27,275	$-	$27,275
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$8,075	$-	$8,075	$8,625	$-	$8,625

STOCKHOLDERS' EQUITY
Common stock, at $0.001 par value :
500,000,000 shares authorized,
44,993,568 and 43,629,000 shares issued and outstanding, respectively	14,998	29,996	44,994	14,543	29,086	43,629
Additional paid-in capital	49,020	(29,996)	19,024	26,732	(29,086)	(2,354)
Deficit accumulated during the development stage	(39,190)	-	(39,190)	(22,625)	-	(22,625)
Total Stockholders' Equity	24,828	-	24,828	18,650	-	18,650
Total Liabilities and Stockholders’ Equity	$32,903	$-	$32,903	$27,275	$-	$27,275

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

Revenue recognition

The Company’s revenues are derived principally from personal consultation services to the general public. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

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

NEW IMAGE CONCEPTS, INC

Date: August 21 2008	By:	/s/ Belen Flores
Belen Flores
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer