Form 10-Q
period 2008-09-30
NEW IMAGE CONCEPTS, INC
filed 2008-11-03
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 3, 2008: 44,993,565 shares of common stock.

NEW IMAGE CONCEPTS, INC.

FORM 10-Q

September 30, 2008

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

SIGNATURE

ITEM 1. Financial Information

NEW IMAGE CONCEPTS, INC.

Page
ITEM 1 – Financial Information

Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3

Statements of Operations for the Nine Months Ended September 30, 2008 and 2007 and the Period from October 3, 2006 (Inception) through September 30, 2008 (Unaudited)	4

Statements of Operations for the Three Months Ended September 30, 2008 and 2007 (Unaudited)	5

Statement of Stockholders’ Equity (Deficit) from October 3, 2006 (Inception) through September 30, 2008 (Unaudited)	6

Statements of Cash Flows for the Nine Months Ended September 30, 2008 and the Period from October 3, 2006 (Inception) through September 30, 2008 (Unaudited)	7

Notes to the Financial Statements (Unaudited)	8

NEW IMAGE CONCEPTS, INC.

(A development stage company)
Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS:

Cash	$27,862	$27,275

TOTAL ASSETS	$27,862	$27,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued expenses	$9,075	$8,625

STOCKHOLDERS’ EQUITY:

Common stock at $0.001 par value; 500,000,000 shares authorized; 44,993,565 and 43,629,000 shares issued and outstanding, respectively	44,994	43,629
Additional paid-in capital	19,024	(2,354)
Deficit accumulated during the development stage	(45,231)	(22,625)
Stockholders’ Equity	18,787	18,650

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,862	$27,275

See accompanying notes to the financial statements.

NEW IMAGE CONCEPTS, INC.

(A development stage company)
Statements of Operations

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Period From October 3, 2006 (inception) through September 30, 2008

Revenue	$1,630	$-	$1,630

Operating expenses
Professional fees	12,533	-	18,533
General and administrative	11,703	14,050	28,328

Total operating expenses	24,236	14,050	46,861

Loss before income taxes	(22,606)	(14,050)	(45,231)

Income tax provision	-	-	-

Net loss	$(22,606)	$(14,050)	$(45,231)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted (restated)	44,839,674	28,113,777	33,329,744

See accompanying notes to the financial statements.

NEW IMAGE CONCEPTS, INC.

(A development stage company)
Statements of Operations

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Revenue	$-	$-

Operating expenses
Professional fees	3,200	-
General and administrative	2,841	-

Total operating expenses	6,041	-

Loss before income taxes	(6,041)	-

Income tax provision	-	-

Net loss	$(6,041)	$-

Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding – basic and diluted (restated)	44,993,568	42,188,736

See accompanying notes to the financial statements.

NEW IMAGE CONCEPTS, INC.
 (A development stage company)
Statement of Stockholders’ Equity (Deficit)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
October 3, 2006 (Inception)	3,000,000	$3,000	$(2,000)	$-	$1,000

Net loss				(1,750)	(1,750)
Balance, December 31, 2006	3,000,000	3,000	(2,000)	(1,750)	(750)

Contribution to capital			125		125

Shares issued for compensation in April 2007 at $0.00033 per share	39,000,000	39,000	(26,000)		13,000

Shares issued for cash from September 12 through November 13, 2007 at $0.00167 per share	1,629,000	1,629	25,521		27,150

Net loss				(20,875)	(20,875)
Balance, December 31, 2007	43,629,000	43,629	(2,354)	(22,625)	18,650

Shares issued for cash from January 10, 2008 through March 19, 2008 at $0.00167 per share	1,364,568	1,365	21,378		22,743

Net loss				(22,606)	(22,606)

Balance, September 30, 2008	44,993,568	$44,994	$19,024	$(45,231)	$18,787

See accompanying notes to the financial statements.

NEW IMAGE CONCEPTS, INC.
(A development stage company)
Statements of Cash Flows

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Period From October 3, 2006 (inception) through September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,606)	$(14,050)	$(45,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation		13,000	14,000

Increase in accrued expenses	450	1,050	9,075
Net Cash Used in Operating Activities	(22,156)	-	(22,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	22,743	11,450	49,893
Capital contribution	-	125	125
Net Cash Provided By Financing Activities	22,743	11,575	50,018

NET INCREASE IN CASH	587	11,575	27,862

CASH AT BEGINNING OF PERIOD	27,275	-	-
CASH AT END OF PERIOD	$27,862	$125	$27,862

See accompanying notes to the financial statements.

NEW IMAGE CONCEPTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE PERIOD FROM OCTOBER 3, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2008
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

Basis of Presentation

The accompanying interim financial statements for the three and nine month period ended September 30, 2008 and 2007 and the period from October 3, 2006 (Inception) through September 30, 2008 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1 which was declared effective on April 4, 2008.

Development Stage Company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7“Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”).  Although the Company has recognized some nominal amount of revenue, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses, accumulated since inception, have been considered as part of the Company’s development stage activities.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2008.

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

▪	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

▪	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

▪	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $45,231, a net loss and net cash used in operations of $22,606 and $22,156 for the nine months ended September 30, 2008, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Common stock

On May 13, 2008, the sole director of the Company authorized a 3 for 1 forward stock split. All share and per share data in the financial statements and related notes have been restated to give retroactive effect to the forward stock split.

For the period from January 2008 through September 30, 2008, the Company sold 1,364,568 shares of its common stock in a private placement at $0.00167 per share to fifteen (15) individuals for a total of $22,743.

NOTE 5 -	CONCENTRATIONS AND CREDIT RISK

One customer accounted for 100.0% of total sales for the nine months ended September 30, 2008.

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

3.         We intend to support these marketing efforts through advertising and the development of high-quality printed marketing materials. We expect the total cost of the marketing program to range from $20,000 to $40,000.

4.          Within 120 days of the initiation of our marketing campaign, we believe that we will begin to generate business.

We generated minimum revenues in the first quarter through some family and friends.  We hope to generate additional revenues through word of mouth marketing initially as well as through the launching of a small grassroots marketing campaign through flyers which is intended  to reach a small targeted audience that could benefit from the services we provide.
If we are unable to market effectively our services, we may have to suspend or cease our efforts.  If we cease our previously stated efforts, we do not have plans to pursue other business opportunities.

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

Results of Operations

For the period from October 3, 2006 (inception), to September 30, 2008 we had revenues of $1,630.   Expenses for such period totaled $46,861 resulting in a loss of $45,231.  Expenses of $46,861 for the period consisted of $28,328 for general and administrative expenses and $18,533 for professional fees.

Capital Resources and Liquidity

As of September 30, 2008 we had $27,862 in cash.

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

 Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2008.

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

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

NEW IMAGE CONCEPTS, INC

Date: November 3, 2008	By:	/s/ Belen Flores
Belen Flores
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer