Form 10-K
period 2008-12-31
NEW IMAGE CONCEPTS, INC
filed 2009-03-23
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  333-149784

NEW IMAGE CONCEPTS, INC.
(Exact name of issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2019 Delaware Avenue Santa Monica, CA	90404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 403-4319

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

There is no public trading market for the Company currently.

As of March 20, 2009, the registrant had 44,993,565 shares issued and outstanding.

Documents Incorporated by Reference:
None.

PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

General

The Company was incorporated in October 2006 in Nevada with the intention of providing personal consultation services to the general public.  The company intends to commence business activity in the state of California with the hope of extending its business throughout the United States.

We intend to appeal to the individuals wanting to engage the services of hip stylish experts who offer a “make better” approach to grooming, wardrobe, and choices of entertainment venues, food, wine and décor. We will cater to both male and female clients. Services will be priced from $2,000 to $20,000. Clients will have a broad range of choices by deciding which area or areas to emphasize and to what degree. Our client will complete a brief informational questionnaire and decide on a budget, we will then enter into a formal agreement and schedule an initial appointment. Our team of consultants will begin working with the client sorting through likes and dislikes to develop the perfect solution for a better and more stylish life.

Our consultants will visit the client in his/her home, introduce one another, get acquainted, review goals and objectives and establish schedules for each phase of the “make better” process. The team will then set about its work shopping for clothing, skin care, decorative items, groceries and event tickets with a mindful eye toward the client’s budget and make-better objectives.

The hands-on work will begin during subsequent visits: cooking lessons, skin care, grooming, and apparel. Clients will be treated to the renovated décor and surprised with event tickets on the final visit by our team.

Our consultants will be “top-drawer” and come with the highest recommendations in the various fields in which they advise clients. Consultants will be hired based on their demonstrated abilities, their likeability, and their pleasant and fun attitude about working with clients and their various challenges. New Image consultants will demonstrate a sense of professionalism, diplomacy and overriding sense of delight in producing happy and satisfied clients. Consultants will receive a salary plus vested options if they remain with the corporation while we establish the business and expand it to other areas.

A change in everyday appearance can inject a whole new sense of energy and confidence into one’s attitude. Image consultants help people make the most of their appearance. They cast their critical eye over how a client stands, walks, dresses and grooms. They advise on anything from collar width, tie pattern and jacket cut, to heel height, lipstick shade and hair color. They take into account everything from skin tone down to ankle width. Image consultants stress that they aren't about showing people how to don the very latest trends, but about showing people how to present themselves to suit their age, shape, size, status and situation. People are judged by first impressions, and the images they portray are part of those first impressions.

We will take the image makeover experience to a whole new level. We will work with clients to not only improve their look, but also improve their self-esteem. Our consultants will take clients on a fast-tract tour of improving physical appearance, etiquette, surroundings, and behavioral and lifestyle choices. Instead of a single generalist, we will do this with a team of food & wine, interior design, personal grooming and culture specialists.

Properties

Our business office is located at 2019 Delaware Avenue, Santa Monica, CA 90404.

Marketing

We will maintain a website detailing the services we offer with examples of our work, and establish an office to respond to questions, mail out informational brochures and schedule appointments.

Our corporation will come to be associated with a fun time, great value and overall wonderful experience that customers will popularize by word of mouth and be anxious to repeat for themselves. Once the LA market has been established, we will reach out to other metro areas such as San Francisco, New York, Washington, D.C., Chicago, Boston, Seattle and others. We will establish offices and hire consultants to duplicate the success of the LA team. As the popularity of our program soars, we will forge merchandising agreements with various retail and service businesses in our metro areas to further promote New Image Concepts and the establishments that support our business.

Web Site

We will design an interactive web site to encourage potential clients to submit questions and request informational brochures and schedule appointments.

ITEM 1A.      RISK FACTORS

Not Applicable.

ITEM 2.         DESCRIPTION OF PROPERTY.

Our business office is located at 2019 Delaware Avenue, Santa Monica, CA 90404.

ITEM 3.         LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us..

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “NIMC” since May 12, 2008. However, to date there has been no trading market for our Common Stock.

Holders

As of March 20, 2009 in accordance with our transfer agent records, we had 41 record holders of our Common Stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options.

ITEM 6.         SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties, and which speak only as of the date of this annual report.  No one should place strong or undue reliance on any forward looking statements.  The Company’s actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in Item 1A and elsewhere in this annual report.  This Item should be read in conjunction with the financial statements and related notes and with the understanding that the Company’s actual future results may be materially different from what is currently expected or projected by the Company.

Business Overview

We were incorporated in October 2006 in Nevada with the intention of providing personal consultation services to the general public. The company intends to commence business activity in the state of California with the hope of extending its business throughout the United States.

We intend to appeal to the individuals wanting to engage the services of hip stylish experts who offer a “make better” approach to grooming, wardrobe, and choices of entertainment venues, food, wine and décor. We will cater to both male and female clients. Services will be priced from $2,000 to $20,000. Clients will have a broad range of choices by deciding which area or areas to emphasize and to what degree. Our client will complete a brief informational questionnaire and decide on a budget, we will then enter into a formal agreement and schedule an initial appointment. Our team of consultants will begin working with the client sorting through likes and dislikes to develop the perfect solution for a better and more stylish life.

Plan of Operation

We have begun operations very limited operations, and we require outside capital to implement our business model.

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

Limited Operating History

We are incorporated in 2006 and have a limited operating history and have not previously demonstrated that we will be able to expand our business through increased investment marketing. Our business is subject to risks inherent in growing an enterprise with limited capital resources.

Future financing may not be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations

For the period from October 3, 2006 (inception), to December 31, 2008 we had $1,630 in revenue. Expenses for the year ended December 31, 2008 totaled $32,323 resulting in a loss of $30,693. Expenses of $32,323 for the year consisted of $13,790 for general and administrative expenses and $18,533 for legal and professional fees. Expenses for the year ended December 31, 2007 totaled $20,875 resulting in a loss of $20,875. Expenses of $20,875 for the year consisted of $14,875 for general and administrative expenses and $6,000 for legal and professional fees.

Capital Resources and Liquidity

As of December 31, 2008 we had $22,775 in cash compared to $27,275 in December 31, 2007.

We believe we can not satisfy our cash requirements for the next twelve months with our current cash. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse triangular merger (the “Merger”) involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 2 to the audited financial statements for the year ended December 31, 2008. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NEW IMAGE CONCEPTS, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2008 and 2007

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
New Image Concepts, Inc.
Santa Monica, California

We have audited the accompanying balance sheets of New Image Concepts, Inc. (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from October 3, 2006 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Image Concepts, Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, and for the period from October 3, 2006 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that New Image Concepts, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has limited financial resources, has limited revenue and an accumulated deficit all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
March 18, 2009

NEW IMAGE CONCEPTS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31, 2008	December 31, 2007

Current Assets:
Cash	$22,775	$27,275
Total Current Assets	22,775	27,275
TOTAL ASSETS	$22,775	$27,275

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$12,075	$8,625
Total Current Liabilities	12,075	8,625

Stockholders' Equity:
Common stock: $0.001 par value; authorized 500,000,000 shares; 44,993,565 and 43,629,000 shares issued and outstanding, respectively	44,994	43,629
Additional paid-in capital	19,024	(2,354)
Deficit accumulated during the development stage	(53,318)	(22,625)
Total Stockholders’ Equity	10,700	18,650

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,775	$27,275

See accompanying notes to financial statements.

NEW IMAGE CONCEPTS, INC.
(A Development Stage Company)

Statements of Operations

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the period from October 3, 2006 (Inception) through December 31, 2008

Revenue	$1,630	$-	$1,630

Operating expenses
Legal and professional fees	18,533	6,000	24,533
General and administrative	13,790	14,875	30,415

Total operating expenses	32,323	20,875	54,948

Net loss	$(30,693)	$(20,875)	$(53,318)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	33,137,787	30,584,499	34,247,122

See accompanying notes to financial statements.

NEW IMAGE CONCEPTS, INC.
(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)
For the Period from October 3, 2006 (Inception) through December 31, 2008

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

October 3, 2006 (Inception)	3,000,000	$3,000	$(2,000)	$-	$1,000

Net loss				(1,750)	(1,750)

Balance, December 31, 2006	3,000,000	3,000	(2,000)	(1,750)	(750)

Contribution to capital			125		125

Shares issued for compensation in April 2007 at $0.00033 per share	39,000,000	39,000	(26,000)		13,000

Shares issued for cash from September 12 through November 13, 2007 at $0.00167 per share	1,629,000	1,629	25,521		27,150

Net loss				(20,875)	(20,875)

Balance, December 31, 2007	43,629,000	43,629	(2,354)	(22,625)	18,650

Shares issued for cash from January 10, 2008 through March 19, 2008 at $0.00167 per share	1,364,565	1,365	21,378		22,743

Net loss				(30,693)	(30,693)

Balance, December 31, 2008	44,993,565	$44,994	$19,024	$(53,318)	$10,700

See accompanying notes to financial statements.

NEW IMAGE CONCEPTS, INC.
(A Development Stage Company)

Statements of Cash Flows

	For Year Ended December 31, 2008	For Year Ended December 31, 2007	For the period from October 3, 2006 (Inception) through December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,693)	$(20,875)	$(53,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	13,000	14,000
Increase in accrued expenses	3,450	7,875	12,075
Net Cash Used in Operating Activities	(27,243)	-	(27,243)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	22,743	27,150	49,893
Capital contribution	-	125	125
Net Cash Provided By Financing Activities	22,743	27,275	50,018

NET CHANGE IN CASH	(4,500)	27,275	22,775

CASH AT BEGINNING OF PERIOD	27,275	-	-
CASH AT END OF PERIOD	$22,775	$27,275	$22,775

See accompanying notes to financial statements.

NEW IMAGE CONCEPTS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

NOTE 1 - ORGANIZATION

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

NOTE 2 – SUMMARY OF ACCONTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7“Accountingand Reporting by Development Stage Enterprises” (“SFAS No. 7”).  The Company has recognized no revenue, is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

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

Revenue Recognition

The Company’s revenues are derived principally from classroom instruction in driving a Formula One vehicle and other ancillary services to the general public. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2008 or 2007.

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

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $53,318, a net loss and net cash used in operations of $30,693 and $27,243 for the year ended December 31, 2008, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

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

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - STOCKHOLDERS’ EQUITY

Common stock

On May 13, 2008, the sole director of the Company authorized a 3 for 1 forward stock split. All share and per share data in the financial statements and related notes have been restated to give retroactive effect to the forward stock split.

For the period from January 2008 through September 30, 2008, the Company sold 1,364,565 shares of its common stock in a private placement at $0.00167 per share to fifteen (15) individuals for a total of $22,743.

NOTE 5 – INCOME TAXES

Deferred tax assets

At December 31, 2008, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $53,318 that may be offset against future taxable income through 2028.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $18,128 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $18,128.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $10,435 and $7,098 for the year ended December 31, 2008 and 2007, respectively.

Components of deferred tax assets at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$18,128	7,693
Less valuation allowance	(18,128)	(7,693)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

NOTE 6 – CONCENTRATIONS AND CREDIT RISK

One customer accounted for 100.0% of total sales for the year ended December 31, 2008.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Employment agreement

On March 13, 2008 the Company entered into an employment agreement (“Employment Agreement”) with its majority stockholder and sole director and officer (“Employee”) for a term of three years from the date of signing.  The Employee is to be paid a minimum of $500 per month and paid periodically not less than monthly.  Either the Company or the Employee can terminate the Employment Agreement without cause upon thirty (30) days’ notice to the other party.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Li & Company, PC Independent Registered Public Accounting Firm. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer and director and his respective age as of March 20, 2009 are as follows:

NAME	AGE	POSITION

Belen Flores	42	Founder, Chairman, CEO and Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Belen Flores has a B.S. Degree in Agricultural Sciences. During 2006, Ms. Flores worked as an office manager for Salem Partners, LLC, an investment firm in Los Angeles, California. In such capacity she maintained company files and assisted office staff in preparing letters, memorandums and charts during 2005 and 2006 prior to working with Salem Partners LLC, Ms. Flores also worked as an office manager with Action Income Tax in Santa Monica, California in similar capacities. In 2005 she was a legal assistant at the law offices of V. Allan Khoshbin in Los Angeles, California where she handled firm correspondence, interviewed clients, managed communication with clients and insurance adjusters and prepared representation letters. She received her Bachelor of Science in Agricultural Science from Don Mariano Marco Memorial State University in 1986.

Term of Office

Our sole director was appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our sole officer was appointed by our board of directors and holds office until removed by the board

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

We do not have a code of ethics for our officers currently.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2008, and 2007 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Belen Flores, Founder, Chairman,	2008	$5,000	0	0	0	0	0	0	$5,000
CEO, and CFO	2007	$0	0	$13,000	0	0	0	0	$13,000

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through March 20, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending March 20, 2009 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

Other than the employment agreement disclosed below, we currently do not have any employment agreements in place with our officers or directors.

On March 13, 2008, we entered into an employment agreement with Belen Flores whereby Ms. Flores, as our President, Chief Executive Officer and Chief Financial Officer, will be paid a minimum of $500 per month for a three-year term.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 20, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Belen Flores 2019 Delaware Avenue Santa Monica, CA 90404	42,000,000	93.35%

Common Stock	All executive officers and directors as a group	42,000,000	93.35%

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

In October, 2006, we issued 1,000,000 shares of common stock to Belen Flores as compensation for incorporation pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. In April 2007, we issued 13,000,000 shares of common stock to Belen Flores as compensation for services rendered pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $9,000 and $6,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

14.1	Code of Ethics
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2009

By /s/ Belen Flores
Belen Flores,
Chairman of the Board of Directors,
Chief Executive Officer,
Chief Financial Officer, Controller,
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Belen Flores	Chairman of the Board of Directors,	March 20, 2009
Belen Flores	Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer