Form 10-Q
period 2009-03-31
NEW IMAGE CONCEPTS, INC
filed 2009-05-12
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2009: 44,993,565 shares of common stock.

NEW IMAGE CONCEPTS, INC.
FORM 10-Q
March 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4
Item 4T.	Control and Procedures	4

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	5
Item 1A	Risk Factors	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Defaults Upon Senior Securities	5
Item 4.	Submission of Matters to a Vote of Security Holders	5
Item 5.	Other Information	5
Item 6.	Exhibits and Reports on Form 8-K	5

SIGNATURE

i

ITEM 1. Financial Information

NEW IMAGE CONCEPTS, INC.
(a development stage company)
 March 31, 2009 and 2008

FINANCIAL STATEMENTS	Page #

Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	F-1

Statements of Operations for the Three Months Ended March 31, 2009 and 2008, and the Period from October 3, 2006 (Inception) through March 31, 2009 (Unaudited)	F-2

Statement of Stockholders’ Equity (Deficit) for the period from October 3, 2006 (Inception) through March 31, 2009 (Unaudited)	F-3

Statements of cash flows for the Three Months Ended March 31, 2009 and 2008, and the Period from October 3, 2006 (Inception) through March 31, 2009 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6

ii

 NEW IMAGE CONCEPTS, INC.
(A development stage company)
Balance Sheets

ASSETS
	March 31, 2009 (Unaudited)	December 31, 2008
Current Assets:
Cash	$18,675	$22,775
Total Current Assets	18,675	22,775
TOTAL ASSETS	$18,675	$22,775

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$12,200	$12,075
Total Current Liabilities	12,200	12,075
Stockholders' Equity :
Common stock: $0.001 par value; 500,000,000 shares authorized; 44,993,565 shares issued and outstanding	44,994	44,994
Additional paid-in capital	19,024	19,024
Deficit accumulated during the development stage	(57,543)	(53,318)
Total Stockholders’ Equity	6,475	10,700

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,675	$22,775

See accompanying notes to the financial statements.

 NEW IMAGE CONCEPTS, INC.
(a development stage company)

Statements of Operations

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the period from October 3, 2006 (Inception) through March 31, 2009

Revenue	$-	$1,249	$1,630

Operating expenses
Professional fees	1,850	1,000	26,383
Compensation	1,500	500	6,500
General and administrative	875	540	26,290

Total operating expenses	(4,225)	(2,040)	(59,173)

Net loss	(4,225)	(791)	(59,173)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	44,993,568	44,530,196	32,621,145

See accompanying notes to financial statements.

NEW IMAGE CONCEPTS, INC.
(a development stage company)

Statement of Stockholders’ Equity (Deficit)
For the Period from October 3, 2006 (Inception) through March 31, 2009

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

October 3, 2006 (Inception)	3,000,000	$3,000	$(2,000)	$-	$1,000

Net loss				(1,750)	(1,750)

Balance, December 31, 2006	3,000,000	3,000	(2,000)	(1,750)	(750)

Contribution to capital			125		125

Shares issued for compensation in April 2007 at $0.00033 per share	39,000,000	39,000	(26,000)		13,000

Shares issued for cash from September 12 through November 13, 2007 at $0.00167 per share	1,629,000	1,629	25,521		27,150

Net loss				(20,875)	(20,875)

Balance, December 31, 2007	43,629,000	43,629	(2,354)	(22,625)	18,650

Shares issued for cash from January 10, 2008 through March 19, 2008 at $0.00167 per share	1,364,568	1,365	21,378		22,743

Net loss				(30,693)	(30,693)

Balance, December 31, 2008	44,993,568	44,994	19,024	(53,318)	10,700

Net loss				(4,225)	(4,225)

Balance, March 31, 2009	44,993,568	$44,994	$19,024	$(57,543)	$6,475

See accompanying notes to financial statements.

 NEW IMAGE CONCEPTS, INC.
(a development stage company)

Statements of Cash Flows

	For Three Months Ended March 31, 2009	For Three Months Ended March 31, 2008	For the period from July 19, 2007 (Inception) through March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,225)	$(791)	$(57,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for compensation	-	-	14,000
Changes in accounts receivable	-	(1,249)	-
Increase in accrued expenses	125	1,450	12,200
Net Cash Used in Operating Activities	(4,100)	(590)	(31,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	22,743	49,893
Capital contribution	-	-	125
Net Cash Provided By Financing Activities	-	22,743	50,018

NET CHANGE IN CASH	(4,100)	22,153	18,675

CASH AT BEGINNING OF PERIOD	22,775	27,275	-
CASH AT END OF PERIOD	$18,675	$49,428	$18,675

See accompanying notes to financial statements.

NEW IMAGE CONCEPTS, INC.
(a development stage company)
March 31, 2009 and 2008
NOTES TO THE FINANCIAL STATEMENTS
 (UNAUDITED)

NOTE 1 - ORGANIZATION

New Image Concepts, Inc.  (“NIC” or the “Company”), a development stage company, was incorporated on October 3, 2006 under the laws of the State of Nevada. Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on developing a business plan and establishing contacts and visibility in the marketplace. The Company plans to provide personal consultation services to the general public.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF ACCONTING POLICIES

Basis of Presentation

The accompanying interim financial statements for the three months ended March 31, 2009, 2008, and the period from July 19, 2007 (Inception) through March 31, 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed on Form 10-K which was declared effective on March 23, 2009.

Development Stage Company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7“Accountingand Reporting by Development Stage Enterprises” (“SFAS No. 7”).  Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2009 or 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended December 31, 2009, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.
Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $57,543, a net loss and net cash used in operations of $4,225 and $4,100 for the quarter ended March 31, 2009, respectively. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to generate sufficient sales, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment agreement

On March 13, 2008 the Company entered into an employment agreement (“Employment Agreement”) with its majority stockholder and sole director and officer (“Employee”) for a term of three years from the date of signing.  The Employee is to be paid a minimum of $500 per month and paid periodically not less than monthly.  Either the Company or the Employee can terminate the Employment Agreement without cause upon thirty (30) days’ notice to the other party

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

If we are unable to market effectively our services cigars, we may have to suspend or cease our efforts.  If we cease our previously stated efforts, we do not have plans to pursue other business opportunities.
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

Results of Operations

For the period from October 3, 2006 (inception), to March 31, 2009 we’ve had $1,630 in revenues.   Expenses for such period totaled $59,173. Expenses for the period consisted of $6,500 for compensation, $26,383 for professional fees, and $26,290 for general and administrative expenses.

Capital Resources and Liquidity

As of March 31, 2009 we had $18,675 in cash.

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

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of March 31, 2009 and 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended December 31, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

Item 4T.  Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 hat has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2009.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

None

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

NEW IMAGE CONCEPTS, INC.

Date: May 12,2009	By:	/s/ Belen Flores
Belen Flores
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer