Form 10-K/A
period 2008-12-31
NEW IMAGE CONCEPTS, INC
filed 2009-09-30
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

AMENDMENT NO. 1 TO FORM 10-K

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

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

Dated:  September 29, 2009

By /s/ Belen Flores
Belen Flores,
Chairman of the Board of Directors,
Chief Executive Officer,
Chief Financial Officer, Controller,
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Belen Flores	Chairman of the Board of Directors,	September 29, 2009
Belen Flores	Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer