Form 10-Q/A
period 2009-03-31
NEW IMAGE CONCEPTS, INC
filed 2009-09-30
CIK 1429764

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

NEW IMAGE CONCEPTS, INC.

Date: September 29, 2009	By:	/s/ Belen Flores
Belen Flores
Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer