Form 10-K
period 2009-12-31
Car Charging Group, Inc.
filed 2010-04-15
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-149784

CAR CHARGING GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1691 Michigan Avenue, Suite 425
Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 403-4319

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of voting common stock held by non-affiliates of the registrant as of December 31, 2009, was $23,389,292.

As of April 14, 2010, the registrant had 77,849,214 shares issued and outstanding.

Documents Incorporated by Reference:
None.

PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

General

The Company was incorporated in October 2006 in Nevada with the intention of providing personal consultation services to the general public.  On December 7, 2009, we entered into a Share Exchange Agreement with Car Charging, Inc., a Delaware corporation (“Car Charging”).

At closing, pursuant to the majority consent of our board of directors and shareholders, we (i) approved an amendment to our Articles of Incorporation changing our name to Car Charging Group, Inc.; and (ii) approved the authorization of 20,000,000 shares of preferred stock of the Company.  Additionally, we filed a Certificate of Designation with the state of Nevada designating rights to the authorized preferred stock of the Company (the “Series A Convertible Preferred Stock”).

We intend to be an owner, provider and servicer of electric car charging stations to building owners, parking garages, municipalities, sporting venues (e.g. football and baseball stadiums, as well as basketball and hockey arenas) and ultimately to provide the ability for the EV owner to have charging services in public areas on our network.  Our Company provides and installs car charging stations at public locations at no cost to the landowner.  Further, our Company is able to facilitate the purchase of a car charging station through our subsidiary, eCharging Stations, LLC.  We anticipate such sales will generate continuous income for our Company.  We plan on subcontracting to certain approved local vendors the actual installation work and maintenance of the charging stations.

While the electric vehicle industry is still in a developmental phase, our Company firmly believes that it is important to be at the forefront of infrastructure development of the industry.  In order for electric vehicles to become a mainstream reality, charging stations need to be in place and readily available.

We will derive our main source of revenue from shared fees in connection with providing all necessary electric car charging services.  As deregulation of electricity continues to take place throughout the country, and the continued proliferation of alternative fuel methods comes to fruition, we will be in a greater position to capitalize on those opportunities.

Car Charging Groups’ corporate offices are located in Miami Beach, Florida.  We will initially launch our service in the south Florida market with the intent to expand both nationally and internationally over time.

Properties

We will maintain our principal offices at 1691 Michigan Avenue, Suite 425, Miami Beach, Florida, 33139.  Our telephone number is (305) 521-0200. Our website is www.carcharging.com, we can be contacted by email at info@carcharging.com.

General

We intend to be an owner, provider and servicer of electric car charging stations to building owners, parking garages, municipalities, sporting venues (e.g. football and baseball stadiums, as well as basketball and hockey arenas) and ultimately to provide the ability for the EV owner to have charging services in public areas on our network.  Our Company provides and installs car charging stations at public locations at no cost to the landowner.  Further, our Company is able to facilitate the purchase of a car charging station through our subsidiary, eCharging Stations, LLC.  We anticipate such sales will generate continuous income for our Company.  We plan on subcontracting to certain approved local vendors the actual installation work and maintenance of the charging stations.

While the electric vehicle industry is still in a developmental phase, our Company firmly believes that it is important to be at the forefront of infrastructure development of the industry.  In order for electric vehicles to become a mainstream reality, charging stations need to be in place and readily available.

We will derive our main source of revenue from shared fees in connection with providing all necessary electric car charging services.  As deregulation of electricity continues to take place throughout the country, and the continued proliferation of alternative fuel methods comes to fruition, we will be in a greater position to capitalize on those opportunities.

Car Charging Groups’ corporate offices are located in Miami Beach, Florida.  We will initially launch our service in the south Florida market with the intent to expand both nationally and internationally over time.

We will maintain our principal offices at 1691 Michigan Avenue, Suite 425, Miami Beach, Florida, 33139.  Our telephone number is (305) 521-0200. Our website is www.carcharging.com, we can be contacted by email at info@carcharging.com.

Industry Overview

At the start of the 20th century, electricity generally cost over $0.20 per kwh, and could be as high as $0.40.  Gasoline could be purchased for $0.05 cents a gallon.  In Canada in 1999, electricity costs were $0.10 (CDN) per kwh (about 25% of its price a century ago) and gasoline was $0.70 (CDN) per litre - more than $2.00 per gallon (50 times its price a century ago).  More important than the price was the appearance of the required infrastructure – gasoline stations.

Before 1898, finding gasoline for a car was an adventure in itself. By 1905, many general stores, carriage shops, smithies and even liveries were keeping large cans of gasoline on-hand to fuel the few gasoline cars that came by.  Business in gasoline was not brisk initially, but it was lucrative - those that could afford the cars could afford to pay a premium for the gasoline.  In 1905, 86% of the cars sold in the U.S. were powered by gasoline; electric and steam automobiles carried about 7% of the market each.

By 1920, the gasoline pumps were prevalent throughout North America, before electrification became a national initiative in Canada or the United States, and long before the standardized and interconnected electrical grid that we take for granted today was in place. According to Chevron, they built the first gasoline station in the United States in 1913, which started a boom in the building of these facilities until they were ubiquitous throughout the United States by 1920.  In 1916 alone, over 200 petroleum companies were established in the United States, which coincides neatly with the decline of the electric car.

Electrical recharging facilities were not nearly as common. Many “service stations” would not have had access to an electrical grid at the turn of the century.  Even if they did, the electric cars did not use standard voltages, which made it expensive to buy the equipment to recharge cars of different voltages.

Why has the electric vehicle industry come back to life over the last 3-7 years? For starters, environmental awareness as we know it today was non-existent a century ago.  In addition, the price of gasoline has continued to rise, and electricity is simply a more affordable option.  Most experts agree that what hindered the electrical vehicle industry years ago was cheap and readily available gasoline, as opposed to expensive electricity and a fragmented electrical generating industry and distribution network.

In recent years, the costs of gasoline and electricity have reversed directions. More importantly, there has been a concerted effort on the part of big businesses to bring electrical vehicles and the ease of recharging them to main stream America.  Almost all of the major car manufacturers have committed to the electric vehicle industry going forward.  General Motors, Ford, Chrysler, Nissan, Honda, Mercedes, Tesla, and Fisker are just some examples of the car manufactures committed to making the electric vehicle industry a reality.  Concurrently, major utility companies are all working on their infrastructure to make it easier to charge an electric vehicle. The financial commitments that have been made and that will continue to be made over the coming years suggests that this time around, the electric vehicle will become a real and viable option to car buyers.

The last and most important reason why the electric vehicle has come back to life is the unprecedented loans and grants that both the US Government, as well as many other governments, have made to both small and big businesses. Whether it is for the actual manufacturing of a new car, or to startup companies looking to capitalize on new infrastructure technologies, governments have committed to spending billions of dollars to see that the electric vehicle industry as a whole will succeed.  Recently, the Fisker Auto Company received a $529M loan from the US Government to help build a hybrid sports car.

The Ford Motor company was awarded a $5.9 billion loan in June of this year.  Tesla Motors, Silicon Valley’s electric car manufacturer, received a $465 million loan.  All of the aforementioned loans came from  the US Government’s $25 billion program to be used solely for development of electric/plug-in hybrid vehicles.

The government of France announced they will spend $2.2 billion to build a network of charging stations. Beyond that, France is putting the burden on building owners. The government is making the installation of charging stations mandatory in office parking lots by 2015 and any new apartment buildings with parking lots must host charging stations by 2012, and we anticipate that other governments will follow their lead.

Products and Services:

Our product line consists of the CT1000 and CT2000 families of the ChargePoint Networked Charging Stations, manufactured by Coulomb Technologies, which are specifically designed for the North American market.  The CT1000 family of charging stations supports Level 1 (120V @ 16A) charging.  The CT2000 family of charging stations supports both Level 1 and Level 2 (208/240V @ 30A) charging.

The ChargePoint Networked Charging Stations combined with the ChargePoint Network Operating System (NOS) form a smart charging infrastructure for plug-in electric vehicles called the ChargePoint Network.

Although we are not exclusively using Coulomb’s charging stations, we believe they are at the forefront of the electric vehicle charging station market.  Strategically, it makes the most sense to be aligned with their devices and infrastructure.  As the market continues to mature, we intend to upgrade when new technologies become available.

Competition

The Electric vehicle manufacturing marketplace is made up of a variety of major automotive companies as well as eTec (Electric Transportation Engineering Corporation), a subsidiary of ECOtality (OTCBB: ETLE), and is focused on the research, development and testing of advanced transportation and energy systems.  eTec manufactures the Minit-Charger line of fast-charge systems for airport ground support equipment, material handling equipment, transit vehicles (buses) and light duty passenger cars. The Minit-Charge technology can provide a meaningful charge for an electric vehicle in approximately 15 minutes. eTec has been involved with the electric vehicle initiative in North America since the 1990’s.

Shorepower Technologies is in the business of deploying Electrified Parking Spaces (EPS) across North America. Shorepower provides EPS for Truck Stop Electrification (TSE) as well as electric vehicles and plug-in hybrid electric vehicles. Shorepower TSE allows truck drivers to turn off their engines and plug into all weather electrical and communication outlets during mandatory rest periods. This reduces fuel costs, toxic exhaust emissions, maintenance costs and provides a better night's rest. Shorepower has currently installed a number of electric vehicle charging stations for Portland General Electric (PGE) in the Portland city areas.

SolarCity is one of the nation's leading full-service solar panel provider for homeowners, businesses and government organizations and the first company to provide solar power system design, financing, installation and monitoring services from a single source. SolarCity provides custom solar panel installation in California, Arizona and Oregon to private homes, businesses and government buildings. In September of this year, SolarCity announced that it will partner with a California Rabobank, N.A., to create a solar-power, fast-charge electric car charging corridor which will include four locations between San Francisco and Los Angeles. The SolarCity owned and operated corridor is being built in cooperation with electric vehicle manufacturer Tesla Motors.

Better Place is a company developing the technology and working on the deployment of a network of battery charging stations and battery switch stations. Better Place is building its first electric vehicle network in Israel. Better Place has also announced an agreement with Renault-Nissan where they will develop an electric vehicle with the capacity to have its battery removed and swapped through the better place switching stations being developed.

AeroVironment, Inc. is one of the leading suppliers of fast charge systems for industrial electric vehicles such as forklifts, airport ground support vehicles, short-haul trucks, and automated guided vehicles. AV is working on applying this same technology to help build the infrastructure to make the next generation of passenger and utility electric vehicles a reality.

The competitive landscape in the development of a national or regional electric vehicle infrastructure is young and still fragmented. No clear leader or leaders have emerged and the marketplace is still in its infancy, leaving room for new arrivals to ascend. However, the terrain is such that competitors may quickly become complimentary to one another, allowing for greater mobility and enhanced driving distance for the electric vehicle operator through the ability to charge at different owned charging stations. This in turn will work towards further acceptance of electric vehicles, bringing additional revenue to all these companies and allowing the infrastructure to grow. Furthermore, because Car Charging is in the business of securing and owning Car Charging stations and not developing the technology behind the chargers, competitors my become partners if and when Car Charging seeks new chargers to equip additional charging stations with as the technology further develops.

Outlook

When evaluating our future, we believe the most important consideration is the number of locations we sign up to install charging stations.  We could sign up a 600 spot parking garage, but only install one charging station upon the signing of our contract. What that location now represents to us as a company is 599 other potential charging locations that represent future revenues to us. We will have minimum capital needs to secure locations, and will only spend as the market warrants. Through the use of technology, we will be able to monitor the usage of the charging stations. As the market develops, we can increase the number of charging stations per location.

Target Markets

We are launching our business in the State of Florida while exploring expansion opportunities.  Our goal is to expand nationally and internationally in conjunction with the demand for our service.

Employees

Currently, there are three employees.

ITEM 1A.      RISK FACTORS

Risks Relating to Our Business

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

We were incorporated in Nevada in September 2006. We have no significant assets or financial resources. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUE.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

In order to achieve the above mentioned targets, the general strategies of our company are to maintain and search for hard-working employees who have innovative initiatives; on the other hands, our company will also keep a close eye on expanding opportunities.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake expansion, continue our marketing efforts and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

NEED FOR ADDITIONAL EMPLOYEES

The Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of the Company’s business and the management and operation of the Company will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management personnel and other employees. Competition for such personnel is intense. There can be no assurance that the Company will be able to attract or retain highly qualified personnel. Competition for skilled personnel in our industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees. The Company’s inability to attract skilled management personnel and other employees as needed could have a material adverse effect on the Company’s business, operating results and financial condition. The Company’s arrangement with its current employees is at will, meaning its employees may voluntarily terminate their employment at any time. The Company anticipates that the use of stock options, restricted stock grants, stock appreciation rights, and phantom stock awards will be valuable in attracting and retaining qualified personnel. However, the effects of such plan cannot be certain.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF OUR OFFICERS.

We are presently dependent to a great extent upon the experience, abilities and continued services of Andy Kinard and Richard Adeline, our management team.  The loss of services of Mr. Kinard or Mr. Adeline could have a material adverse effect on our business, financial condition or results of operation.

WE ARE IN AN INTENSELY COMPETITIVE INDUSTRY AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO COMPETE WITH OUR COMPETITORS WHO MAY HAVE GREATER RESOURCES.

The Company could face strong competition within the local area by competitors in the alternative financial services industry who could duplicate the model.  These competitors may have substantially greater financial resources and marketing, development and other capabilities than the Company. In addition, there are very few barriers to enter into the market for our services.  There can be no assurance, therefore, that any of our competitors, many of whom have far greater resources will not independently develop services that are substantially equivalent or superior to our services.  Therefore, an investment in the Company is very risky and speculative due to the competitive environment in which the Company intends to operate.

OUR FUTURE SUCCESS IS DEPENDENT UPON THE FUTURE GENERATION OF A MARKET FOR OUR SERVICE

The Company currently remains and will continue to remain in a position of dependence on the creation and sustainability of the electric car market.  While a vast majority of the major car manufacturers have made strong financial commitments to the electric vehicle industry going forward, there is no guaranty that the industry will become viable.  Without a fleet of electric vehicles on the road needing recharging, there exists no opportunity for the Company to provide its intended service.  Therefore, an investment in the Company is very risky and speculative due to the uncertain future of the electric vehicle market.

OUR FUTURE SUCCESS IS DEPENDENT UPON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

The Company may not be able to protect unauthorized use of its intellectual property and take appropriate steps to enforce its rights. Although management does not believe that its services infringes on the intellectual rights of others, there is no assurance that the Company may not be the target of infringement or other claims.  Such claims, even if not true, could result in significant legal and other costs associated and may be a distraction to management.  We plan to rely on a combination of copyright, trade secret, trademark laws and non-disclosure and other contractual provisions to protect our proprietary rights.  We use and intend to use the trademark “Car Charging” name and logo.  We intend to file federal trademark applications for “Car Charging” and to secure the Internet trade domain “carcharging.com” and related logo. There can be no assurance that the registrations applied for will be accepted.  Because the policing of intellectual and intangible rights may be difficult and the ideas and other aspects underlying our business model may not in all cases be protectable under intellectual property laws, there can be assurance that we can prevent competitors from marketing the same or similar products and services.

Risks Associated with Our Shares of Common Stock

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR TO PREVENT FRAUD.  ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  We have not performed an in-depth analysis to determine if in the past un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

OUR SHARES OF COMMON STOCK ARE VERY THINLY TRADED, AND THE PRICE MAY NOT REFLECT OUR VALUE AND THERE CAN BE NO ASSURANCE THAT THERE WILL BE AN ACTIVE MARKET FOR OUR SHARES OF COMMON STOCK EITHER NOW OR IN THE FUTURE.

Our shares of common stock are very thinly traded, and the price if traded may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for any loans.

ITEM 2.         DESCRIPTION OF PROPERTY.

We currently lease an office facility in Miami Beach, Florida.  Upon obtaining the necessary funds we hope to acquire a sufficient facility for our future operations.

ITEM 3.         LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.         (Removed and Reserved).

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “CCGI” since May 12, 2008.

The following table sets forth the high and low trade information for our common stock for each quarter since we completed the Reverse Merger on December 7, 2009. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price

December 31, 2009	$0.002	$1.01

Holders

As of April 14, 2010 in accordance with our transfer agent records, we had 58 record holders of our Common Stock.

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

Business Overview

Car Charging Group, Inc. was created to develop electric charging service facilities for the electric vehicle (EV) automobile market.  Pursuant to its business plan, Car Charging Group, Inc. (or its affiliates) acquires and installs the best available EV charging stations, manufactured under the name of “Chargepoint”, by Coulomb Technologies, at selected premises and shares servicing fees received from customers that use the charging stations with the property owner(s), on a property by property basis.  Accordingly, Car Charging Group, Inc. enters into individual arrangements for this purpose with various property owners, including, cities, counties, garage operators, hospitals, shopping-malls and the like large facility owner/operators.

Plan of Operation

The following provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto. Car Charging Group, Inc.(formerly New Image Concepts, Inc.) was created as a result of a merger (Reverse Merger) on December 7, 2009, with Car Charging, Inc.  New Image Concepts Inc was a development stage entity with no certain revenue plan; Car Charging Inc. was formed on September 3, 2009. to own and provide EV Charging Stations for public use.  In this connection, the Company intends to identify and acquire the best possible EV charging devices and install them on properties (large garages, shopping-malls, hospitals, cities, and the like) owned by third parties, which through negotiated arrangements, will share in the  revenue generated from customers using the charging stations. Such use is not anticipated in any significant volume until some time after the third calendar quarter of 2010 and into 2011 and 2012, when automobile manufacturers are scheduled to mass produce and sell electric vehicles to the public.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties.  The Company’s actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

To date, the Company’s operations have been devoted primarily to developing a business plan, identifying acquisition target companies, and raising capital for future operations and administrative functions.  The Company intends to grow through internal development and may grow through acquisitions.  The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

Results of Operations

PERIOD FROM SEPTEMBER 3, 2006 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2009

Our cumulative net loss since inception is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.

Losses from operations since inception have amounted to $338,787 primarily consisting of consulting, accounting, and, legal fees.  The Company’s officers and staff have initiated a number of negotiations to install the selected charging stations (currently supplied by Coulomb Technologies, a California corporation which was founded in 2007) through-out Florida and six other Southeast States; and have initiated development of distribution capabilities for further development through-out the United States and Europe.  Manufacture and supply of electric vehicles that will require utilization of the Company’s services is not anticipated to begin until the last calendar quarter of 2010 with major rollouts taking place in 2011 and 2012; this gives the Company adequate time to develop its distribution plan, but also requires that the Company continue to develop capital sources.  In addition to the loss from operations, the Company has incurred losses related to interest expense ($7,642) and a loss from the change in fair value of derivative liability ($6,454,754) - such derivative liability and related change is a non-cash value arising from management’s estimate  of the cost of embedded derivatives associated with capital issuance; it is explained in more detail in the notes to financial statements.

YEAR ENDED DECEMBER 31, 2009

Loss from operations during the year ended December 31, 2009 was $338,787.

Expenses for the year ended December 31, 2009 were primarily consulting ($211,358), legal ($56.910), insurance ($16,093) and accounting ($14,675).

Capital Resources and Liquidity

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related parties.  A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting and professional fees.

For the year ended December 31, 2009, we incurred a net loss from operations of $338,787.  Our accumulated operating deficit since inception is $338,787. Such accumulated losses have resulted primarily from costs related to various consulting and professional fees.

Management believes that additional funding will be necessary in order for it to continue as a going concern. Significant capital or debt must be incurred to develop the Company’s business plan (that is, the acquisition and installation of charging stations prior to the generation of service revenue). The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

Critical Accounting Policies

a. Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include all accounts of Car Charging as of December 31, 2009 and for the period from September 3, 2009 (inception) through December 31, 2009. New Image Concepts, Inc. is included as of December 31, 2009 and for the period from December 7, 2009 through December 31, 2009.  All inter-company balances and transactions have been eliminated.

b. Development stage company

The Company is a development stage company as defined by ASC 915-10 “Development Stage Entities”.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

c.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.  Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

e. Inventory

The Company values inventories, which consist of purchased (EV) charging stations, at a cost of $72,768, at the lower of cost or market.  Cost is determined on the first-in and first-out (“FIFO”) method.  The Company regularly reviews its inventory on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling.  The Company determined that there was no inventory obsolescence as of December 31, 2009.

f.   Office and computer equipment

Office and computer equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income. Depreciation for the period from September 3, 2009 (inception) through December 31, 2009 was $441.

g.     Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include Office and computer equipment and security deposit, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2009.

h. Discount on debt

The Company allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision have been recorded at their fair value within the terms of paragraph 815-15-25-1 of the FASB Accounting Standards Codification as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations.

i.     Derivative instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

j.     Fair value of financial instruments

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2009.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the consolidated statement of operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

k.   Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

l.   Stock-based compensation for obtaining employee services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. At December 31, 2009, the Company was not obligated to issues any shares pursuant to this policy.

m.  Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“FASB ASC Section 505-50-30”).  Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

n.  Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

o.  Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2009.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the period ended December 31, 2009 as they were anti-dilutive:

Convertible notes issued on September 25, 2009	40,000,000

Preferred stock issued on December 7, 2009 in connection with the acquisition of Car Charging, Inc.	25,000,000

Warrants issued on December 7, 2009 in connection with the acquisition of Car Charging, Inc.	3,066,665

Warrants issued on December 7, 2009 in connection with the acquisition of Car Charging, Inc.	500,000

Total potentially outstanding dilutive shares	68,566,665

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

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99, which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08, Earnings Per Share – Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.          A subsidiary or group of assets that is a business or nonprofit activity

2.          A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.          An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.          Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.          Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CAR CHARGING GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2009

INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Car Charging Group, Inc.
(A development stage company)
Miami Beach, Florida

We have audited the accompanying consolidated balance sheet of Car Charging Group, Inc., a development stage company, (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period from September 3, 2009 (inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Car Charging Group, Inc. as of December 31, 2009 and the results of its operations and its cash flows for the period from September 3, 2009 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2009, and had a net loss and cashed used in operations for the period from September 3, 2009 (inception) through December 31, 2009, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Li & Company, PC
Li & Company, PC

Skillman, New Jersey
April 15, 2010

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2009

ASSETS
CURRENT ASSETS:
Cash	$603,156
Inventory	72,768
Prepaid expenses and other current assets	95,694
Total current assets	771,618

OTHER ASSETS:
Security deposits	36,257
Office and computer equipment (net of accumulated depreciation of $441)	17,191
Total other assets	53,448
TOTAL ASSETS	$825,066

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:

CURRENT LIABILITIES
Accounts payable and accrued expenses	$183,065
Accrued expenses, related parties	1,900
Total current liabilities	184,965

Convertible notes payable, net of discount of $43,247	56,753

Derivative Liabilities	7,126,823
Total liabilities	7,368,541

Stockholders' Deficit:

Series A Convertible Preferred stock: $0.001 par value; 20,000,000 shares authorized and designated as Series A; 10,000,000 shares issued and outstanding	10,000
Common stock: $0.001 par value; 500,000,000 shares authorized; 72,824,214 shares issued and outstanding	72,825
Additional paid-in-capital	174,883
Deficit accumulated during the development stage	(6,801,183)
Total stockholders’ deficit	(6,543,475)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$825,066

See notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Consolidated Statement of Operations
For the Period from September 3, 2009 (inception) to December 31, 2009

Revenues	$-

Operating expenses
Compensation	263,278
General and administrative	75,509
Loss from operations	(338,787)

Other income (expense)
Interest expense, net	7,642
Loss (gain) on change in fair value of derivative liability	6,454,754

Total other income (expense)	6,462,396

Loss before income taxes	(6,801,183)

Provision for income taxes	-

Net loss	$(6,801,183)

Net loss per common share - basic and diluted	$(0.10)

Weighted average number of common shares outstanding – basic and diluted	70,396,438

See notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from September 3, 2009 (inception) to December 31, 2009

			Common Stock		Additional		Total
	Preferred Shares	Preferred Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance at September 3, 2009 (Inception)	-	$-	$50,000,000	$50,000	$(50,000)	$-	$-

Reverse acquisition adjustment	10,000,000	10,000	19,757,549	19,758	(70,515)		(40,757)
Sale of common (net of derivative liability of warrants of $586,535)			3,066,665	3,067	330,398		333,465
Net loss						(6,801,183)	(6,801,183)
Balance at December 31, 2009	10,000,000	10,000	$72,824,214	$72,825	$209,883	$(6,801,183)	$(6,508,475)

See notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
 For the Period from September 3, 2009 (inception) to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,801,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,608
Changes in operating assets and liabilities
Inventory	(72,768)
Prepaid expenses and other current assets	(95,694)
Security deposit	(36,257)
Accounts payable and accrued expenses	178,428
Accrued expenses, related party	1,900
Change in fair value of derivative liability	6,454,754
Net Cash Used in Operating Activities	(364,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office and computer equipment	(17,632)
Net Cash Used in Investing Activities	(17,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	100,000
Sale of common stock net of issuing costs	885,000
Net Cash Provided by Financing Activities	985,000

INCREASE IN CASH	603,156
CASH AT BEGINNING OF PERIOD	-
CASH AT END OF PERIOD	$603,156

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest paid	$-
Income taxes	$-

See notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
December 31, 2009
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -         ORGANIZATION

 New Image Concepts, Inc.  (“NIC”), was incorporated on October 3, 2006 under the laws of the State of Nevada.  On November 20, 2009, NIC changed its name to Car Charging Group, Inc. (the “Company”).

Car Charging, Inc., (a development stage company),  was incorporated as a Delaware corporation on September 3, 2009.  Car Charging Inc. was created to own and provide EV Charging Stations for public use. Pursuant to its business plan, Car Charging Inc. (or its affiliates) acquires and installs the best available EV charging stations, manufactured under the name of “Chargepoint”, by Coulomb Technologies, at selected premises and shares servicing fees that will be received from customers that use the charging stations.  Accordingly, Car Charging, Inc. enters into individual arrangements for this purpose with various property owners, including, cities, counties, garage operators, hospitals, shopping-malls and the like large facility owner/operators.

Merger of Car Charging, Inc.

On December 7, 2009, NIC entered into a Share Exchange Agreement (the “Agreement”) among NIC and Car Charging, Inc. (“CCGI”)

Pursuant to the terms of the Agreement, NIC agreed to issue an aggregate of 50,000,000 restricted shares of NIC's common stock and 10,000,000 shares of its Series A Convertible Preferred Stock to the CCGI Shareholders in exchange for all of the issued and outstanding shares of Car Charging.

The merger was accounted for as a reverse acquisition and recapitalization. Car Charging is the acquirer for accounting purposes and NIC is the issuer. Accordingly, Car Charging's historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. Operations prior to the merger are those of Car Charging. From inception on September 3, 2009 until the merger date, December 7, 2009, Car Charging had minimal operations with no revenues. Earnings per share for the period prior to the merger are restated to reflect the equivalent number of shares outstanding.

Car Charging is a wholly-owned subsidiary of NIC. The consolidated financial statements consist of NIC, Inc. and its wholly-owned subsidiary, Car Charging, Inc., collectively referred to herein as the “Company” or “Car Charging.” All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 -           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include all accounts of Car Charging as of December 31, 2009 and for the period from September 3, 2009 (inception) through December 31, 2009.  NIC is included as of December 31, 2009 and for the period from December 7, 2009 through December 31, 2009.  All inter-company balances and transactions have been eliminated.

b. Development stage company

The Company is a development stage company as defined by ASC 915-10 “Development Stage Entities”.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

c.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.  Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

e. Inventory

The Company values inventories, which consist of purchased (EV) charging stations, at a cost of $72,768, at the lower of cost or market.  Cost is determined on the first-in and first-out (“FIFO”) method.  The Company regularly reviews its inventory on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling.  The Company determined that there was no inventory obsolescence as of December 31, 2009.

f.   Office and computer equipment

Office and computer equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income. Depreciation for the period from September 3, 2009 (inception) through December 31, 2009 was $441.

g.     Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include Office and computer equipment and security deposit, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of December 31, 2009.

h. Discount on debt

The Company allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision have been recorded at their fair value within the terms of paragraph 815-15-25-1 of the FASB Accounting Standards Codification as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Statement of Operations.

i.     Derivative instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

j.     Fair value of financial instruments

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2009.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the consolidated statement of operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

k.   Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

l. Stock-based compensation for obtaining employee services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. At December 31, 2009, the Company was not obligated to issues any shares pursuant to this policy.

m.  Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“FASB ASC Section 505-50-30”).  Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

n.  Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

o.  Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of December 31, 2009.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the period ended December 31, 2009 as they were anti-dilutive:

Convertible notes issued on September 25, 2009	40,000,000

Preferred stock issued on December 7, 2009 in connection with the acquisition of Car Charging, Inc.	25,000,000

Warrants issued on December 7, 2009 in connection with the acquisition of Car Charging, Inc.	3,066,665

Warrants issued on December 7, 2009 in connection with the acquisition of Car Charging, Inc.	500,000

Total potentially outstanding dilutive shares	68,566,665
%

p.  Recently Issued Accounting Standards

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

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99, which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08, Earnings Per Share – Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.              A subsidiary or group of assets that is a business or nonprofit activity
2.              A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.              An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:
1.              Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.              Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has an accumulated deficit of $6,801,183 at December 31, 2009, with a net loss of $6,801,183 and net cash used in operations of $364,212 for the period from September 3, 2009 (inception) through December 31, 2009. These conditions raise substantial doubt about its ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2009 consisted of the following:

Prepaid rent	$6,314
Consulting	75,000
Repairs receivable	14,380

$95,694

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable at December 31, 2009 consisted of the following:

Note payable to an investor at 6% per annum, with principal and interest due on September 24, 2011	$50,000
Note payable to an investor at 6% per annum, with principal and interest due on September 24, 2011	50,000
100,00
Less unamortized discount	(43,247)

$56,753

Derivative analysis

The notes have an initial fixed conversion price of $.0025 and a full ratchet reset feature.

Due to the fact that these notes have full reset adjustments based upon the issuance of equity securities by the Company in the future, they are subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) 07-5). The notes have been measured at fair value using a lattice model at each reporting period with gains and losses from the change in fair value of derivative liabilities recognized on the consolidated statement of operations.

The notes which were issued on September 25, 2009 gave rise to a derivative liability of $49,414 which was recorded as a discount to the notes. The derivative was measured at September 30, 2009 and December 31, 2009 yielding a loss on change in fair value of $5,749,697.

NOTE 6 – INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Description of warrants

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company entered into a Subscription Agreement for the sale of 3,066,665 units of securities of the Company aggregating $920,000. Each unit consisted of one share of common stock and a warrant to purchase one share of Company’s common stock exercisable at $0.60 per share.  The exercise price is subject to a full ratchet reset feature. The fair value of these warrants granted, estimated on the date of grant, was $586,535, and recorded as a derivative liability. The derivative was measured at December 31, 2009 yielding a loss on change in fair value of $595,839.

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company issued warrants to purchase 500,000 shares of Company’s common  stock exercisable at $0.60 per share.  The exercise price is subject to a full ratchet reset feature. The fair value of these warrants granted, estimated on the date of grant, was $36,120, and recorded as a derivative liability. The derivative was measured at December 31, 2009 yielding a loss on change in fair value of $109,218.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company issued 10,000,000 shares of Series A Convertible Preferred Stock with a par value of $0.001.

The Series A has five (5) times the number of votes on all matters to which common share holders are entitled, bears no dividends, has a liquidation value eight times that sum available for distribution to common stock holders and is convertible at the option of the holder after the date of issuance at a rate of 1:2.5 share of common stock for every preferred share issued however, the preferred shares cannot be converted if conversion would cause the holder to own more than 4.99% of the outstanding shares of common stock (or after 61 days up to 9.99%).

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock.

Common stock

On December 7, 2009 the Company entered into a Subscription Agreement for the sale of 3,066,665 units of securities of the Company aggregating $920,000. Each unit consisted of one share of common stock and a warrant to purchase one share of Company’s common stock exercisable at $0.60 per share.  The Company received $885,000 which was net of costs of $35,000.

NOTE 8 – INCOME TAXES

Deferred tax assets

At December 31, 2009, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $346,429 that may be offset against future taxable income through 2029.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $136,839 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $136,839.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Components of deferred tax assets at December 31, 2009 are as follows:

December 31, 2009
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$136,839
Less valuation allowance	(136,839)

Deferred tax assets, net of valuation allowance	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Year Ended December 31, 2009

Federal statutory income tax rate	34.0%
State and local taxes	5.5%
39,5%
Change in valuation allowance on net operating loss carry-forwards	(39.5)%
Effective income tax rate	0.0%

NOTE 9 - COMMITMENTS

The company has entered into several contracts that obligate it to future office space lease payments and consulting contracts for financial and investor relations services.  At December 31, 2009, the following is a summary of these commitments:

a)	A three (3) year lease for office space at approximately $75,000 per year.

b)
A two (2) year financial consulting agreement that obligates the Company to remit $10,000 per month , 5% of any capital arranged and $500 for each introduction to a partner/landowner who allows the installation of the Company’s EV devices together with up to 500,000 warrants to acquire common stock at $.60 per share and 5% of the generated revenue from the usage of those units installed; this commitment aggregated to $230,000  and derivative liability of $36, 120 at December 31, 2009.

c)
Pursuant to several public relations agreements the Company is committed to payments that aggregate to approximately $ 85,000 per month and issuance of up to 125,000 shares of common stock per month; these contracts are subject to cancellation on one month’s notice.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2009 through April 15, 2010, the date these financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of April 14, 2010 are as follows:

Name	Age	Principal Positions With Us
Andy Kinard	44	President, Director
Richard Adeline	65	Chief Financial Officer, Treasurer, Director
Michael Bernstein	40	Director, General Counsel

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Andy Kinard, President, Director

Mr. Kinard graduated from the Auburn University in 1987.  His first employer was Florida Power & Light (“FPL”) where he worked for 15 years. In his early years, his focus was on engineering. During his tenure, he performed energy analysis for large commercial accounts, and ultimately became a Certified Energy Manager.  Simultaneously,

Mr. Kinard was assigned to FPL’s electric vehicle program.  FPL had their own fleet of electric vehicles that they used to promote the technology.

He spent several years marketing renewable energy in Florida and was a Guest Speaker at the World Energy Congress.  He also served on the Board of Directors of the South Florida Manufacturing Association for 4 years.

For the last year Mr. Kinard has been selling electric vehicles in Florida.  He has City, County, and State contacts throughout Florida, and has attended every car show, and green fair in the State.

Richard Adeline, Chief Financial Officer, Treasurer, Director

Since 1984, Richard has been in practice as a CPA in Florida specializing in financial planning, tax preparation and business consulting for both public and non-public companies. Richard is well versed in the reporting requirements for public companies.

Prior to forming his own practice, Richard served as an Audit Manager at Arthur Andersen and Coopers & Lybrand (PriceWaterhouseCoopers), as well as the CFO of Insurance Exchange of the Americas, Inc. He is a licensed CPA in the states of Florida and New York and is a registered Financial Advisor that holds both Life and Health Insurance licenses, as well as various FINRA certifications (Series 7, 63 and 65). Mr. Adeline is a graduate of the City University of New York (Hunter College) in 1965 with a BS in Accounting.

Michael Bernstein, General Counsel, Director

Mr. Bernstein is a graduate of New York University and Brooklyn Law School.  Since 1996, he has been practicing law and is currently admitted in the state and federal courts of Florida, New York and New Jersey. Mr. Bernstein maintains his law practice in Miami Beach, Florida in the areas of corporate and business transactions, real estate and commercial litigation.  Through his law firm, Mr. Bernstein serves as independent corporate counsel for several Florida based companies who transact business nationwide.  In 2008, Mr. Bernstein was appointed and has served as a member of the Community Development Advisory Board (CDAC) of the City of Miami Beach.

Both Mr. Kinard and Mr. Adeline will be responsible for managing the day to day operations and strategic planning.

Family Relationships

There are no relationships between any of the officers or directors of the Company.

Employment Agreements of the Executive Officers/

The Company has not yet entered into formal employment arrangements with the Executive Officers.

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2009.

Code of Ethics

We do not have a code of ethics for our officers currently.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2009, and 2008 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Andy Kinard, President,*	2009	$	__	0	0	0	0	0	0	$	__

Richard Adeline, Chief Financial Officer, Treasurer*	2009	$	__	0	0	0	0	0	0	$	__

Belen Flores, Founder, Chairman,	2009	$	__	0	0	0	0	0	0	$	__
CEO, and CFO(1)	2008		$5,000	0	$0	0	0	0	0		$5,000

*For the year ended December 31, 2009 our executive officers worked part-time and were compensated as independent contractors. Richard Adeline was paid $12,500 and Andy Kinard $20,818.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table for the year ended December 31, 2009.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name of Beneficial Owner	Number of Common Shares Owned	Number of Series A Preferred Shares	Number of Warrants Owned	Percentage of Class of Common Stock (2)	Percent of Voting Class (3)
Richard Adeline (1)	0	0	0	0%	0.00%
Andy Kinard (1)	0	0	0	0%	0.00%
Michael Bernstein (1)	0	0	0	0%	0.00%
Gravity Capital Partners, Ltd.	30,000,000	6,000,000	0	41.19%	48.85%
Herb Hersey	14,000,000	2,800,000	0	19.22%	22.79%
Jonathan Honig	6,000,000	1,200,000	0	8.24%	9.77%
Barry Honig (4)	4,083,333	0	833,333	5.60%	3.32%

(1)	We have not entered into a formal engagement with Andy Kinard, Richard Adeline or Michael Bernstein, however, we expect that each will receive equity compensation under the terms of their employment.

(2)	Based on 77,849, 214 common shares outstanding after the sale of common stock.

(3)
Based on 122,824,195 shares of voting stock, calculated by adding the number of votes of common stock with the votes of the Series A Preferred Stock. Each share of Series A Preferred Stock has five to one voting rights as designated in the Certificate of Designation for the Series A Convertible Preferred Stock. The total aggregate number of votes for the Series A Preferred Stock is 5 million.

(4)
Barry Honig owns 4,083,333 shares of common stock, including 3,250,000 shares purchased from third-party holders in a private transaction and, in connection with the Financing Transaction, Barry Honig purchased 833,333 units consisting of (i) a share of common stock; and (ii) a warrant to purchase a share of common stock.  As disclosed above in this Form 8-k, the warrants contain a limitation on stock ownership by Barry Honig of 4.99%, or under certain circumstances of 9.99%.  In addition, Alan Honig, as custodian for four minor children of Barry and Renee Honig, owns 2,578,764 registered shares of our common stock purchased from third-party holders in private transactions.

Barry Honig holds voting and dispositive power over the 4,083,333 shares he owns.  He is the son of Alan Honig but does not hold any voting or dispositive power over the shares held by Alan Honig as custodian.  Jonathan Honig is Barry Honig’s brother and Barry does not hold any voting or dispositive power over the shares owned by Jonathan Honig.  Herb Hersey is the father of Barry Honig’s wife, Renee Honig.  Barry Honig does not hold any voting or dispositive power over the shares owned by Herb Hersey.   None of the foregoing persons is an officer or director of the Company, and, with the exception of Herb Hersey, the Company does not consider any of such persons, individually or in the aggregate, to be in a position to exercise control over the business or affairs of the Company as a result of the ownership of our securities or otherwise.  Other than pursuant to the terms of such securities, there are no restrictions on the disposition of shares by any of the foregoing persons of entities, with the exception of Herb Hersey who owns greater than 10% of the shares of the Company and therefore is subject to certain restrictions on sale

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;

(B)	Any proposed nominee for election as our director;

(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our Common Stock; or

(D)
Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

[In October, 2006, we issued 1,000,000 shares of common stock to Belen Flores as compensation for incorporation pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. In April 2007, we issued 13,000,000 shares of common stock to Belen Flores as compensation for services rendered pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.]

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were billed approximately $7,500 and $9,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit Number	Description
2.1 *	Share Exchange Agreement by and among New Image Concepts, Inc. and Car Charging, Inc.
3.1 *
Amendment to Certificate of Incorporation changing name to Car Charging, Inc., increasing the number of preferred shares authorized to 20,000,000 shares, filed with the Secretary of State of the State of Nevada on December 7, 2009

3.2 *	Certificate of Designation designating the rights of the Series A Convertible Preferred Shares
4.1 *	Subscription Agreement
4.2 *	Form of Warrant
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*  Filed as exhibits to the Form 8-K filed with the SEC on December 11, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 2010

By: /s/ Andy Kinard
Andy Kinard,
President, Chief Executive Officer
Principal Executive Officer

By: /s/ Richard Adeline
Richard Adeline
Chief Financial Officer
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andy Kinard	President	April 15, 2010
Andy Kinard	President, Chief Executive Officer,
Principal Executive Officer,

/s/ Richard Adeline	Chief Financial Officer, Principal Accounting Officer	April 15, 2010
Richard Adeline