Form 10-Q
period 2010-03-31
Car Charging Group, Inc.
filed 2010-05-24
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______ to  ______.

CAR CHARGING GROUP, INC.
 (Exact name of registrant as specified in Charter

Nevada	33-1155965	03-0608147
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1691 Michigan Avenue, Suite 425
Miami Beach, FL  33139
 (Address of Principal Executive Offices)
 _______________

(305) 521-0200
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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
Yes ☐   No☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2010: 77,849,214 shares of common stock.

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
March 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

ITEM 1. Financial Information

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
March 31, 2010

Index to Financial Statements

FINANCIAL STATEMENTS	Page #

Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	F-1

Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and for the Period from September 3, 2009 (Inception) through March 31, 2010 (Unaudited)	F-2

Statement of Stockholders’ Deficit for the Period September 3, 2009 (Inception) through March 31, 2010 (Unaudited)	F-3

Consolidated Statements of Cash flows for the Three Months Ended March 31, 2010 and for the Period from September 3, 2009 (Inception) through March 31, 2010 (Unaudited)	F-4

Notes to the Consolidated Financial Statements (Unaudited)	F-5

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

ASSETS
	March 31, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash	$289,661	$603,156
Inventory	72,968	72,768
Prepaid expenses and other current assets	37,508	95,694
Total current assets	400,137	771,618

OTHER ASSETS:
Security deposits	39,177	36,257
Office and computer equipment (net of accumulated depreciation of $ 1,581 and $441)	17,732	17,191
Total other assets	56,909	53,448
TOTAL ASSETS	$457,046	$825,066

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$97,277	$183,065
Accrued expenses, related parties	3,428	1,900
Total current liabilities	100,705	184,965

Convertible notes payable, net of discount of $36,980 and $43,247	63,020	56,753

Derivative liabilities	4,718,174	7,126,823
Total liabilities	4,881,899	7,368,541

Stockholders' Deficit:
Series A Convertible Preferred stock: $0.001 par value; 20,000,000 shares authorized and designated as Series A; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock: $0.001 par value; 500,000,000 shares authorized; 77,849,214 and 72,824,214 shares issued and outstanding	77,850	72,825
Additional paid-in capital	216,958	174,883
Deficit accumulated during the development stage	(4,729,661)	(6,801,183)
Total Stockholders’ Deficit	(4,424,853)	(6,543,475)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$457,046	$825,066

See accompanying notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
 (Unaudited)

	For the Three Months Ended March 31, 2010	For the Period from September 3, 2009 (Inception) through March 31, 2010

Revenues	$-	$-

Operating expenses:
Compensation	201,642	464,920
General and administrative	128,008	203,517

Loss from operations	(329,650)	(668,437)

Other (income) expense:
Interest expense, net	7,476	15,118
(Gain) loss on change in fair value of Derivative liability	(2,408,648)	4,046,106

Total other (income) expense	(2,401,172)	4,061,224

Income (loss) before income taxes	2,071,522	(4,729,661)

Income tax provision	-	-
Net income (loss)	$2,071,522	$(4,729,661)

Net income (loss) per common share – basic and diluted	$0.03	$(0.07)
Weighted average number of common shares outstanding – basic and diluted	75,057,547	72,394,056

See accompanying notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
(Unaudited)

Statement of Stockholders’ Deficit

For the Period from September 3, 2009 (inception) to March 31, 2010

			Common Stock		Additional		Total
	Preferred Shares	Preferred Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance at September 3, 2009 (Inception)	-	$-	$50,000,000	$50,000	$(50,000)	$-	$-
Reverse acquisition adjustment	10,000,000	10,000	19,757,549	19,758	(70,515)		(40,757)
Sale of common (net of derivative liability of warrants of $586,535)			3,066,665	3,067	295,398		298,465
Net loss						(6,801,183)	(6,801,183)
Balance at December 31, 2009	10,000,000	10,000	72,824,214	72,825	174,883	(6,801,183)	(6,543,475)

Common stock issued for debt to founders			4,600,000	4,600			4,600

Common stock issued for services			425,000	425	42,075		42,500

Net income						2,071,522	2,071,522

Balance at March 31, 2010	10,000,000	$10,000	$77,849,214	$77,850	$216,958	$(4,729,661)	$(4,424,853)

See notes to the consolidated financial statements

CAR CHARGING GROUP, INC.
(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2010	For the Period from September 3, 2009 (Inception) through March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,071,522	$(4,729,661)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,407	14,015
Common stock issued for services	42,500	42,500
Changes in operating assets and liabilities
Inventory	(200)	(72,968)
Prepaid expenses and other current assets	58,186	(37,508)
Security deposit	(2,920)	(39,177)
Accounts payable and accrued expenses	(81,189)	97,240
Accrued expenses, related party	1,528	3,428
Change in fair value of derivative liability	(2,408,648)	4,046,105
Net Cash Used in Operating Activities	(311,814)	(676,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office and computer equipment	(1,681)	(19,313)
Net Cash Used in Investing Activities	(1,681)	(19,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	100,000
Sale of common stock net of issuing costs		885,000
Net Cash Provided By Financing Activities	-	985,000

NET CHANGE IN CASH	(313,495)	289,661

CASH AT BEGINNING OF PERIOD	603,156	-
CASH AT END OF PERIOD	$289,661	$289,661

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest paid	$-	$-
Income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$4,600	$4,600

See accompanying notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.
March 31, 2010 and 2009

NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)

 1.                   ORGANIZATION

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

2.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2010.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by ASC 915-10 “Development Stage Entities”.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reporting period.  Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORY

The Company values inventories, which consist of purchased (EV) charging stations, at a cost of $72,968, at the lower of cost or market.  Cost is determined on the first-in and first-out (“FIFO”) method.  The Company regularly reviews its inventory on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling.  The Company determined that there was no inventory obsolescence as of March 31, 2010.

OFFICE AND COMPUTER EQUIPMENT

Office and computer equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income. Depreciation for the interim period ended March 31, 2010 and for the period from September 3, 2009 (inception) through March 31, 2010 was $1,140 and $1,581, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include office and computer equipment and security deposit, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of March 31, 2010 and December 31, 2009.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. GAAP for fair value measurements establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2010.

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

STOCK-BASED COMPENSATION FOR OBTAINING EMPLOYEE SERVICES

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. At March 31, 2010, the Company was not obligated to issues any shares pursuant to this policy.

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

INCOME TAXES

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended March 31, 2010 and for the period from September 3, 2009 through March 31, 2010 as they were anti-dilutive:

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the fiscal year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

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

3.                    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2010, the Company has a deficit accumulated during the development stage of $4,729,661 with net cash used in operations of $311,814 for the interim period ended March 31, 2010, with no revenues since inception.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.                    CONVERTIBLE NOTES PAYABLE

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

The notes which were issued on September 25, 2009 gave rise to a derivative liability which was recorded as a discount to the notes. The derivative was re-measured at March 31, 2010 yielding a gain on change in fair value of $2,214,980.

5.                    INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Description of warrants

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company entered into a Subscription Agreement for the sale of 3,066,665 units of securities of the Company aggregating $920,000. Each unit consisted of one share of common stock and a warrant to purchase one share of Company’s common stock exercisable at $0.60 per share.  The exercise price is subject to a full ratchet reset feature. The fair value of these warrants granted, estimated on the date of grant, and recorded as a derivative liability. The derivative was re-measured at March 31, 2010 yielding a gain on change in fair value of $196,919.

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company issued warrants to purchase 500,000 shares of Company’s common stock exercisable at $0.60 per share.  The exercise price is subject to a full ratchet reset feature. The fair value of these warrants granted, estimated on the date of grant, was recorded as a derivative liability. The derivative was re-measured at March 31, 2010 yielding a loss on change in fair value of $3,251.

6.                   STOCKHOLDERS’ DEFICIT

On February 19, 2010, the Company issued 4,600,000 shares of its common stock to extinguish a debt to its founders of $4,600 included in accounts payable. The stock was treated as founders’ shares and issued at its par value of $0.001

On February 19, 2010, the Company issued 425,000 shares of its common stock for services performed with a fair value of $42,500.

7.                   SUBSEQUENT EVENTS

Management has evaluated all events that occurred after the balance sheet date of March 31, 2010 through May 24, 2010, the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that there were no reportable subsequent events to be disclosed.

Item 2.  Management’s Discussion and Analysis

The following  provides  information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto. Car Charging Group, Inc.(formerly New Image Concepts, Inc.) was created as a result of a merger (Reverse Merger) on December 7, 2009, with Car Charging, Inc.  New Image Concepts Inc was a development stage entity with no certain revenue plan; Car Charging Inc. was formed on September 3, 2009. to develop a market to service electric vehicle charging.  In this connection, the Company intends to identify and acquire the best possible auto charging devices and install them on properties (large garages, shopping-malls, hospitals, cities, and the like) owned by third parties, which through LLC arrangements, share in service revenue generated from customer charging station use. Such use is not anticipate in any significant volume until sometime after the third calendar quarter of 2010, when automobile manufacturers are scheduled to mass produce and sell electric vehicles to the public.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties.  The Company’s actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

To date Company’s operations have been devoted primarily to developing a business plan. identifying acquisition target companies, raising capital for future operations, initial contracts with property owner/operators and administrative functions, .  The Company intends to grow through internal development and selected acquisitions.  The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

FOR THE THREE MONTHS ENDED MARCH 31, 2010

Our net  loss during the three months ended March 31, 2010, is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses. Losses from operations for the three months ended March 31, 2010. amounted to $329,650, primarily consists of  compensation (including consulting $21,642), and Public / Investor Relations ($258,540).  During these three months management has entered into agreements to install EV devices at three locations and is process of hiring additional sales staff and negotiating additional potential installation cites.

During this three month period the company’s liability related to embedded derivative transactions resulted in a favorable income gain of $ 2,408,648 (see comments below related to cumulative amount since inception).

PERIOD FROM  SEPTEMBER 3, 2009 (DATE OF INCEPTION) THROUGH MARCH 31, 2010

Our cumulative net loss since inception is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses. Losses from operations since inception have amounted to $668,437 primarily consisting of consulting ($284,920), accounting / legal fees ($30,285), and public/investor relations ($267,800).    The Company’s officers and staff have initiated a number of negotiations to install the selected charging stations (currently supplied by Coulomb Technologies, a California corporation which was founded in 2007) through-out Florida, and six other Southeast States; and have initiated development of distribution capabilities for further development through-out the United States and Europe.  Manufacture and supply of electric vehicles that will require utilization of the Company’s services is not anticipated to begin until the last calendar quarter of 2010; this gives the Company adequate time to develop its distribution plan, but also requires that the Company continue to develop capital sources.

 Our cumulative liability related to embedded derivative transactions resulted in a liability of $4,728,174 as of March 31, 2010.  The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense ($4,046,106 loss). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

1

Liquidity and Capital Resources

The Company has financed its activities from sales of capital stock of the Company and from loans from related parties.  A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting and professional fees.

For the three months ended March 31, 2010, we used $311,814 for operations.  Our accumulated deficit since inception is $4,729,661.  Such cash use and accumulated losses have resulted primarily from costs related to various consulting and professional fee and costs incurred in connection with capital transactions (embedded derivatives).

Management believes that additional funding will be necessary in order for the Company to continue as a going concern. Significant additional capital or debt must be incurred to develop the Company’s business plan (that is, the acquisition and installation of charging stations prior to the generation of service revenue). The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

2

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual report on Form 10-K for the year ended December 31, 2008, filed with the SEC on April 15, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended March 31, 2010.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2010.

Item 4. (Removed and Reserved)

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAR CHARGING GROUP, INC.

By: /s/ Michael D. Farkas
Date: May 24, 2010	Michael D. Farkas Chief Executive Officer Principal Executive Officer

By:/s/ Richard Adeline
Richard Adeline Chief Financial Officer

 4