Form 10-Q
period 2010-06-30
Car Charging Group, Inc.
filed 2010-08-23
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 20, 2010: 80,040,879 shares of common stock.

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
June 30, 2010

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

SIGNATURE

ITEM 1. Financial Information

CAR CHARGING GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

June 30, 2010

Index to Consolidated Financial Statements

FINANCIAL STATEMENTS	Page #

Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	F-1

Consolidated Statements of Operations for the Three Months Ended June 30, 2010, for the Six Months
Ended June 30, 2010 and for the Period from September 3, 2009 (Inception) through June 30, 2010 (Unaudited)
F-2

Statement of Stockholders’ Deficit for the Period from September 3, 2009 (Inception) through June 30, 2010 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and for the Period from September 3, 2009 (Inception) through June 30, 2010 (Unaudited)	F-4

Notes to the Consolidated Financial Statements (Unaudited)	F-5

CAR CHARGING GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets

ASSETS
	June 30, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash	$35,032	$603,156
Inventory	60,548	72,768
Prepaid expenses and other current assets	58,279	95,694
Total current assets	153,859	771,618

OTHER ASSETS:
Security deposits	35,658	36,257
EV charging stations (net of accumulated depreciation of $1,272, and $0)	14,009	-
Office and computer equipment (net of accumulated depreciation of $ 2,417 and $ 441)	20,753	17,191
Total other assets	70,420	53,448
TOTAL ASSETS	$224,279	$825,066

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$118,463	$183,065
Accrued expenses, related parties	4,564	1,900
Total current liabilities	123,027	184,965

Convertible notes payable, net of discount of $29,131 and $43,247, respectively	65,869	56,753

Derivative liabilities	7,857,207	7,126,823
Total liabilities	8,046,103	7,368,541

Stockholders' Deficit:
Series A Convertible Preferred stock: $0.001 par value; 20,000,000 shares authorized and designated as Series A; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock: $0.001 par value; 500,000,000 shares authorized; 80,040,879 and 72,824,214 shares issued and outstanding, respectively	80,041	72,825
Additional paid-in capital	380,634	174,883
Deficit accumulated during the development stage	(8,292,499)	(6,801,183)
Total Stockholders’ Deficit	(7,821,824)	(6,543,475)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$224,279	$825,066

See accompanying notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)
 (Unaudited)

 Consolidated Statements of Operations
	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010		For the Period from September 3, 2009 (Inception) through June 30, 2010

Revenues	$-		$-	$-

Operating expenses:
Compensation	185,143		386,785	650,063
Other operating expenses	80,687		101,741	142,315
General and administrative	45,402		152,356	187,291

Loss from operations	311,232		640,882	979,669

Other (income) expense:
Interest expense, net	7,357		14,833	22,475
Loss on change in fair value of derivative liability	3,244,249		835,601	7,290,355

Total other (income) expense	3,251,606		850,434	7,312,830

Loss before income taxes	(3,562,838)		(1,491,316)	(8,292,499)

Income tax provision	-		-	-
Net loss	$(3,562,838)	$	(1,491,316)	$(8,292,499)

Net loss per common share – basic and diluted	$(0.05)		$(0.02)	$(0.11)
Weighted average number of common shares outstanding – basic and diluted	70,153,975		77,117,077	74,437,752

See accompanying notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.

(A Development Stage Company)
(Unaudited)

Consolidated Statement of Stockholders’ Deficit
For the Period from September 3, 2009 (inception) through June 30, 2010

			Common Stock		Additional		Total
	Preferred Shares	Preferred Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance at September 3, 2009 (Inception)	-	$-	$50,000,000	$50,000	$(50,000)	$-	$-

Reverse acquisition adjustment	10,000,000	10,000	19,757,549	19,758	(70,515)		(40,757)

Sale of common (net of derivative liability of warrants of $586,535)			3,066,665	3,067	295,398		298,465

Net loss						(6,801,183)	(6,801,183)

Balance at December 31, 2009	10,000,000	10,000	72,824,214	72,825	174,883	(6,801,183)	(6,543,475)

Common stock issued for debt to founders			4,600,000	4,600			4,600

Common stock issued for services			425,000	425	42,075		42,500

Common stock issued for conversion of convertible notes(net of derivative liability for conversion feature of $179,207)			2,000,000	2000	182,207		184,207

Sale of common (net of derivative liability on 191,665 warrants of $ 75,839)			191,665	191	(18,531)		(18,340)

Net (loss)						(1,491,316)	(1,491,316)

Balance at June 30, 2009	10,000,000	$10,000	$80,040,879	$80,041	$380,634	$(8,292,499)	$(7,821,824)

See notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.

(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2010	For the Period from September 3, 2009 (Inception) through June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,491,316)	$(8,292,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,364	23,972
Common stock issued for services	42,500	42,500
Changes in operating assets and liabilities: -
Inventory	12,220	(60,548)
Prepaid expenses and other current assets	37,415	(58,279)
Security deposit	599	(35,658)
Accounts payable and accrued expenses	(60,002)	118,426
Accrued expenses, related party	2,664	4,564
Change in fair value of derivative liability	833,751	7,288,505
Net Cash Used in Operating Activities	(609,805)	(969,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office and computer equipment	(5,538)	(23,170)
Purchase EV Charging Device(s)	(15,281)	(15,281)
Net Cash Used in Investing Activities	(20,819)	(38,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	5,000	100,000
Sale of common stock net of issuing costs	57,500	942,500
Net Cash Provided By Financing Activities	62,500	1,042,500

NET CHANGE IN CASH	(568,124)	35,032

CASH AT BEGINNING OF PERIOD	603,156	-
CASH AT END OF PERIOD	$35,032	$35,032

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest paid	$-	$-
Income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$4,600	$4,600

See accompanying notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.

June 30, 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

  1.                  ORGANIZATION

Car Charging Group Inc. (“CCGI”) was incorporated on October 3, 2006 under the laws of the State of Nevada as New Image Concepts, Inc. (“NIC”). On November 20, 2009, NIC changed its name to Car Charging Group, Inc.

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

Merger

On December 7, 2009, CCGI entered into a Share Exchange Agreement (the “Agreement”) among CCGI and Car Charging, Inc. (“CCI”)

Pursuant to the terms of the Agreement, CCGI agreed to issue an aggregate of 50,000,000 restricted shares of CCGI's common stock and 10,000,000 shares of its Series A Convertible Preferred Stock to the CCI Shareholders in exchange for all of the issued and outstanding shares of CCI.

The merger was accounted for as a reverse acquisition and recapitalization. CCI is the acquirer for accounting purposes and CCGI is the issuer. Accordingly, CCGI’s historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. Operations prior to the merger are those of CCI. From inception on September 3, 2009 until the merger date, December 7, 2009, CCI had minimal operations with no revenues. Earnings per share for the period prior to the merger are restated to reflect the equivalent number of shares outstanding.

The consolidated financial statements consist of CCGI and its wholly-owned subsidiaries, collectively referred to herein as the “Company” or “Car Charging.” All intercompany transactions and balances have been eliminated in consolidation.

2.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on April 15, 2010.

The unaudited interim consolidated financial statements include all accounts of CCGI and NIC as of June 30, 2010 and for the interim periods then ended.  All inter-company balances and transactions have been eliminated.

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

INVENTORY

The Company values inventories, which consist of purchased (EV) charging stations, at cost of $60,548 (at the lower of cost or market).  Cost is determined on the first-in and first-out (“FIFO”) method.  The Company regularly reviews its inventory on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling.  The Company determined that there was no inventory obsolescence as of June 30, 2010.

EV CHARGING STATIONS

EV Charging Stations represents the depreciable cost of charging devices that have been installed on the premises of participating owner/operator properties.  They are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three years. Upon sale, replacement or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income. Depreciation for the interim period ended June 30, 2010 and for the period from September 3, 2009 (inception) through June 30, 2010 was $1,272 and $1,272, respectively.

OFFICE AND COMPUTER EQUIPMENT

Office and computer equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income. Depreciation for the interim period ended June 30, 2010 and for the period from September 3, 2009 (inception) through June 30, 2010 was $1,976 and $2,417, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include EV Charging Stations, office and computer equipment and security deposit, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2010 and December 31, 2009.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2010.

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

STOCK-BASED COMPENSATION FOR OBTAINING EMPLOYEE SERVICES AND EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR AXQUIRING GOODS AND SERVICES

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of Section 718-10-30 of the Codification and accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Section 505-50-30 of the Codification.  Pursuant to Paragraph 718-10-30-6 of the Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended June 30, 2010 and for the period from September 3, 2009 through June 30, 2010 as they were anti-dilutive:

Convertible notes issued on September 25, 2009	38,000,000

Preferred stock issued on December 7, 2009 in connection with the acquisition of Car Charging, Inc.	25,000,000

Warrants issued on December 7, 2009 in connection with the acquisition of Car Charging, Inc.	3,066,665

Warrants issued on December 7, 2009 in connection with the acquisition of Car Charging, Inc.	500,000

Warrants issued on April 1, 2010	2,750,000

Warrants issued on April 12, 2010	250,000

Warrants issued on April 27, 2010	10,000,000

Warrants issued as of May 5, 2010, in connection with the sale of additional shares	191,665

Total potentially outstanding dilutive shares	79,758,330

COMMITMENTS AND CONTINGENCIES

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

CASH FLOWS REPORTING

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1	A subsidiary or group of assets that is a business or nonprofit activity

2	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2
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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

   1.   Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.
   2.   Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

   1.   Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.
   2.   Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

   1.              An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.
   2.              An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.
   3.              The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1. Be commensurate with either of the following:
a. The vendor's performance to achieve the milestone
b. The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2. Relate solely to past performance
3. Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1. A description of the overall arrangement
2. A description of each milestone and related contingent consideration
3. A determination of whether each milestone is considered substantive
4. The factors that the entity considered in determining whether the milestone or milestones are substantive
5. The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1. Revenue
2. Income before income taxes
3. Net income
4. Earnings per share
5. The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.                    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2010, the Company has a deficit accumulated during the development stage of $ 8,292,499 with a net loss and net cash used in operations of $1,491,316 and $609,805, respectively, for the six months ended June 30, 2010. The Company has earned no revenues since inception.

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

During June, $5,000 of these notes were converted to 2,000,000 common shares.

The remaining notes which were issued on September 25, 2009 gave rise to a derivative liability which was recorded as a discount to the notes.

The embedded derivative of these notes was re-measured at June 30, 2010 yielding a loss on change in fair value of the derivative of $ 144,896. The derivative value of these note at June 30, 2010, yielded a derivative liability at fair value of $3,549,820.

5.                    INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Description of warrants with Embedded Derivatives

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company entered into a Subscription Agreement for the sale of 3,066,665 units of securities of the Company aggregating $920,000. As of May 5, 2010, 191,665 additional units aggregating $57,500 were issued under the same terms as the December 7, 2009 subscription agreement.  Each unit consisted of one share of common stock and a warrant to purchase one share of Company’s common stock exercisable at $0.60 per share.  The exercise price is subject to a full ratchet reset feature. The fair value of these warrants granted, were estimated on the date of grant, and recorded as a derivative liability. The derivative was re-measured at June 30, 2010 yielding a gain on change in fair value of $ 29,558. The derivative value of these warrants at June 30, 2010, yielded a derivative liability at fair value of $ 1,029,747.

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company also issued warrants to purchase 500,000 shares of Company’s common stock exercisable at $0.60 per share.  The exercise price is subject to a full ratchet reset feature.   On April 12, 2010, the Company issued 250,000 warrants to purchase shares exercisable at $0.85 per share.  The fair value of these warrants, estimated on the date of grant, was recorded as a derivative liability of $32,355.  The derivative for these 750,000 warrants was re-measured at June 30, 2010 yielding a derivative liability of $184,607 and a gain on change in fair value of $2,453.

On April 1, 2010, the Company issued 250,000 warrants to purchase shares of the Company’s common stock exercisable at $0.30 and 2,500,000 warrants exercisable at $0.60 per share.  On April 27, 2010, the Company issued warrants to purchase 10,000,000 shares of Company’s common stock exercisable at $0.66 per share. The exercise price of these 10,000,000 shares is subject to a full ratchet reset feature. The fair value of all of the warrants, estimated on the date of grant, was recorded as a derivative liability of $ 3,099,009.  Their derivative value was re-measured at June 30, 2010 yielding a gain on change in fair value of $29,588.

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

On May 5, 2010, the Company issued 191,665 shares of common stock at $0.30 per share with warrants attached.  See the description of warrants with embedded derivatives in Note 5 above for a more complete description of this transaction.

During June, the Company issued 2,000,000 shares of common stock in exchange for $5,000 of convertible notes payable (converted at $0.0025 per share).  See the derivative analysis of this transaction in Note 4 above for a more complete description of this transaction.

7.                    SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2010 through the date these financial statements were issued. The Management of the Company determined that there were certain reportable subsequent events to be disclosed, as follows:

During July and August, 2010, the Company raised $1,213,500 through the sale of 4,045,000 shares of its common stock to 26 individuals.

Item 2.  Management’s Discussion and Analysis

The following provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto. Car Charging Group, Inc. (formerly New Image Concepts, Inc.) was created as a result of a merger (Reverse Merger) on December 7, 2009, with Car Charging, Inc.  New Image Concepts Inc was a development stage entity with no certain revenue plan; Car Charging Inc. was formed on September 3, 2009 to develop a market to service electric vehicle charging.  In this connection, the Company intends to identify and acquire the best possible auto charging devices and install them on properties (large garages, shopping-malls, hospitals, cities, and the like) owned by third parties, which through LLC arrangements, share in service revenue generated from customer charging station use. Such use is not anticipate in any significant volume until some time after the third calendar quarter of 2010, when automobile manufacturers are scheduled to mass produce and sell electric vehicles to the public.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties.  The Company’s actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

To date Company’s operations have been devoted primarily to developing a business plan. identifying acquisition target companies, raising capital for future operations, initial contracts with property owner/operators and administrative functions.  The Company intends to grow through internal development and selected acquisitions.  The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

FOR THE THREE MONTHS ENDED JUNE 30, 2010

Our net loss during the three months ended June 30, 2010, is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses. Losses from operations for the three months ended June 30, 2010 amounted to $311,232, primarily consists of compensation (including consulting $105,650, payroll related $ 76,490), and public / investor relations ($19,340), rent ($25,255), legal $18,356 and travel ($38,109).  During these three months management has entered into agreements to install EV devices at three locations and is process of hiring additional sales staff and negotiating additional potential installation cites.

During this three month period the company’s liability related to embedded derivative transactions resulted in a loss in change in fair value of $ 3,244,249 (see comments below related to cumulative amount since inception).

FOR THE SIX MONTHS ENDED JUNE 30, 2010

Our net loss during the Six months ended June 30, 2010, is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses. Losses from operations for the six months ended June 30, 2010 amounted to $640,882, primarily consists of compensation (including consulting $240,874, payroll related $140,912), and public / investor relations ($93,380), rent ($32,124), legal ($29,801) and travel ($41,291). During these six months management has entered into agreements to install EV devices at locations throughout the United States and is process of hiring additional sales staff and negotiating additional potential installation cites.

During this six month period the company’s liability related to embedded derivative transactions resulted in a income loss on change in fair value of $ 835,601 (see comments below related to cumulative amount since inception). See notes 4 and 5 to the financial statements for further analysis of embedded derivatives.

PERIOD FROM  SEPTEMBER 3, 2009 (DATE OF INCEPTION) THROUGH JUNE 30, 2010

Our cumulative net loss since inception is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses. Losses from operations since inception have amounted to $979,669 primarily consisting of consulting ($504,151), payroll related ($143,013) legal fees ($37,140), and public/investor relations ($102,640).  The Company’s officers and staff have installed and initiated a number of negotiations to install the selected charging stations (currently supplied by Coulomb Technologies, a California corporation which was founded in 2007) through-out the United States; and have initiated development of distribution capabilities for further development through-out Europe.  Manufacture and supply of electric vehicles that will require utilization of the Company’s services is not anticipated to begin until the last calendar quarter of 2010; this gives the Company adequate time to develop its distribution plan, but also requires that the Company continue to develop capital sources.

 Our cumulative liability related to embedded derivative transactions resulted in a liability of $7,857,207 as of June 30, 2010.  The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense ($835,601 loss for the six months ended June 30, 2010). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Liquidity and Capital Resources

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related parties.  A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting and professional fees.

For the six months ended June 30, 2010, we used $609,805 of cash to finance our operations, $20,819 was invested in depreciable property and $62,500 of additional capital was added.  Our accumulated deficit since inception (including liability for embedded derivatives) is $ 8,292,499.  Such cash use and accumulated losses have resulted primarily from costs related to various consulting and professional fee and costs incurred in connection with capital transactions (embedded derivatives).

Management believes that additional funding will be necessary in order for the Company to continue as a going concern. Significant additional capital or debt must be incurred to develop the Company’s business plan (that is, the acquisition and installation of charging stations prior to the generation of service revenue). The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations. During July and August, 2010, the Company raised $1,213,500 through the sale of 4,045,000 shares of its common stock to 26 individuals.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2010, the Company sold 191,665 units at $0.30 per unit, that consist of one common share and one warrant to purchase an additional common share at $0.60 per share.

The offering and issuance of units was an unregistered sale of securities conducted pursuant to Rule 506 of Regulation D or Regulation S promulgated thereunder. Such securities were not registered under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

Our subsequent events disclosure under Item 2. Unregistered Sales of Equity Securities and Use of Proceeds is incorporated herein by reference.

Item 6. Exhibits

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAR CHARGING GROUP, INC.

By: /s/ Michael D. Farkas
Date: August 23, 2010	Michael D. Farkas Chief Executive Officer Principal Executive Officer

By:/s/ Richard Adeline
Richard Adeline Chief Financial Officer