Form 10-K/A
period 2009-12-31
Car Charging Group, Inc.
filed 2010-10-12
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A
(Amendment no. 1)

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

Government/Regulatory Approval

There are currently no government regulations or approvals necessary to conduct our business.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of October 6 , 2010 are as follows:

Name	Age	Principal Positions With Us
Andy Kinard	44	President, Director
Richard Adeline	65	Chief Financial Officer, Treasurer, Director
Michael Bernstein	40	Director, General Counsel
Michael D. Farkas	38	Chief Executive Officer, Director

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

Michael D. Farkas, Chief Executive Officer, Director

Mr. Farkas is the founder and manager of The Farkas Group, a privately held investment firm. Mr. Farkas also currently holds the position of Chairman and Chief Executive Officer of the Atlas Group, where its subsidiary, Atlas Capital Services, a broker-dealer, has successfully raised more than $200 million for a number of public clients until it withdrew its FINRA registration in 2007. Over the last 20 years, Mr. Farkas has established a successful track record as a principal investor across a variety of industries, including telecommunications, technology, aerospace and defense, and automotive retail.

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

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.   The Company plans to form an independent audit committee and has begun the search for suitable candidates. The Company has not found suitable candidates as of the date of this filing.

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

Code of Ethics

We  have adopted a code of ethics for our officers attached hereto as exhibit 14.1.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2009, and 2008 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Andy Kinard, President,*	2009	$	__	0	0	0	0	0	0	$	__

Richard Adeline, Chief Financial Officer, Treasurer*	2009	$	__	0	0	0	0	0	0	$	__

Belen Flores, Founder, Chairman,	2009	$	__	0	0	0	0	0	0	$	__
CEO, and CFO(1)	2008		$0	0	$0	0	0	0	0		$0

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and address of Beneficial Owner	Number of Common Shares Owned	Number of Series A Preferred Shares	Number of Warrants Owned	Percentage of Class of Common Stock (2)	Percent of Voting Class (3)
Richard Adeline (1) 1691 Michigan Avenue, Suite 425 Miami Beach, FL 33139	0	0	0	0%	0.00%

Andy Kinard (1) 1691 Michigan Avenue, Suite 425 Miami Beach, FL 33139	0	0	0	0%	0.00%

Michael Bernstein (1) 1691 Michigan Avenue, Suite 425 Miami Beach, FL 33139	0	0	0	0%	0.00%

Michael D. Farkas 1691 Michigan Avenue, Suite 425 Miami Beach, FL 33139	0	0	0	0%	0.00%

Gravity Capital Partners, Ltd. Tashur 27A PO Box 2256 Zich Ron Yaakov Israel 514 332 319	30,000,000	6,000,000	0	41.19%	48.85%

Herb Hersey 10908 158th Street N. Jupiter, FL 33478	14,000,000	2,800,000	0	19.22%	22.79%

Jonathan Honig 595 S. Federal Highway, Suite 600 Boca Raton, FL 33432	6,000,000	1,200,000	0	8.24%	9.77%

Barry Honig (4) 595 S. Federal Highway, Suite 600 Boca Raton, FL 33432	4,083,333	0	833,333	5.60%	3.32%

(1)	We have not entered into a formal engagement with Andy Kinard, Richard Adeline or Michael Bernstein, however, we expect that each will receive equity compensation under the terms of their employment.

(2)	Based on 77,849, 214 common shares outstanding after the sale of common stock.

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

Dated:  October 11, 2010

By: /s/ Michael D. Farkas
Michael D. Farkas,
Chief Executive Officer
Principal Executive Officer

By: /s/ Richard Adeline
Richard Adeline
Chief Financial Officer
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	Chief Executive Officer,	October 11, 2010
Michael D. Farkas	Principal Executive Officer

/s/ Richard Adeline	Chief Financial Officer, Principal Accounting Officer	October 11, 2010
Richard Adeline