Form 10-Q/A
period 2010-06-30
Car Charging Group, Inc.
filed 2010-10-12
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q/A
(Amendment No. 1)

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

CAR CHARGING GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets

ASSETS
	June 30, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash	$35,032	$603,156
Inventory	60,548	72,768
Prepaid expenses and other current assets	58,279	95,694
Total current assets	153,859	771,618

OTHER ASSETS:
Security deposits	35,658	36,257
EV charging stations (net of accumulated depreciation of $1,272, and $0)	14,009	-
Office and computer equipment (net of accumulated depreciation of $ 2,417 and $ 441)	20,753	17,191
Total other assets	70,420	53,448
TOTAL ASSETS	$224,279	$825,066

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$118,463	$183,065
Accrued expenses, related parties	4,564	1,900
Total current liabilities	123,027	184,965

Convertible notes payable, net of discount of $29,131 and $43,247, respectively	65,869	56,753

Derivative liabilities	7,857,207	7,126,823
Total liabilities	8,046,103	7,368,541

Stockholders' Deficit:
Series A Convertible Preferred stock: $0.001 par value; 20,000,000 shares authorized and designated as Series A; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock: $0.001 par value; 500,000,000 shares authorized; 80,040,879 and 72,824,214 shares issued and outstanding, respectively	80,041	72,825
Additional paid-in capital	465,634	174,883
Deficit accumulated during the development stage	(8, 377,499)	(6,801,183)
Total Stockholders’ Deficit	(7,821,824)	(6,543,475)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$224,279	$825,066

See accompanying notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)
 (Unaudited)

 Consolidated Statements of Operations
	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010	For the Period from September 3, 2009 (Inception) through June 30, 2010

Revenues	$-	$-	$-

Operating expenses:
Compensation	185,143	386,785	650,063
Other operating expenses	80,687	101,741	142,315
General and administrative	45,402	237,356	272,291

Loss from operations	311,232	725,882	1,064,669

Other (income) expense:
Interest expense, net	7,357	14,833	22,475
Loss on change in fair value of derivative liability	3,244,249	835,601	7,290,355

Total other (income) expense	3,251,606	850,434	7,312,830

Loss before income taxes	(3,562,838)	(1,576,316)	(8,377,499)

Income tax provision	-	-	-
Net loss	$(3,562,838)	$(1,576,316)	$(8,377,499)

Net loss per common share – basic and diluted	$(0.05)	$(0.02)	$(0.11)
Weighted average number of common shares outstanding – basic and diluted	70,153,975	77,117,077	74,437,752

See accompanying notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.

(A Development Stage Company)
(Unaudited)

Consolidated Statement of Stockholders’ Deficit
For the Period from September 3, 2009 (inception) through June 30, 2010

			Common Stock		Additional		Total
	Preferred Shares	Preferred Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance at September 3, 2009 (Inception)	-	$-	$50,000,000	$50,000	$(50,000)	$-	$-

Reverse acquisition adjustment	10,000,000	10,000	19,757,549	19,758	(70,515)		(40,757)

Sale of common (net of derivative liability of warrants of $586,535)			3,066,665	3,067	295,398		298,465

Net loss						(6,801,183)	(6,801,183)

Balance at December 31, 2009	10,000,000	10,000	72,824,214	72,825	174,883	(6,801,183)	(6,543,475)

Common stock issued for debt to founders			4,600,000	4,600			4,600

Common stock issued for services			425,000	425	127,075		127,500

Common stock issued for conversion of convertible notes(net of derivative liability for conversion feature of $179,207)			2,000,000	2000	182,207		184,207

Sale of common (net of derivative liability on 191,665 warrants of $ 75,839)			191,665	191	(18,531)		(18,340)

Net (loss)						(1,576,316)	(1,576,316)

Balance at June 30, 2009	10,000,000	$10,000	$80,040,879	$80,041	$465,634	$(8, 377, 499)	$(7,821,824)

See notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.

(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2010	For the Period from September 3, 2009 (Inception) through June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,576,316)	$(8, 377 ,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,364	23,972
Common stock issued for services	127,500	127,500
Changes in operating assets and liabilities: -
Inventory	12,220	(60,548)
Prepaid expenses and other current assets	37,415	(58,279)
Security deposit	599	(35,658)
Accounts payable and accrued expenses	(60,002)	118,426
Accrued expenses, related party	2,664	4,564
Change in fair value of derivative liability	833,751	7,288,505
Net Cash Used in Operating Activities	(609,805)	(969,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office and computer equipment	(5,538)	(23,170)
Purchase EV Charging Device(s)	(15,281)	(15,281)
Net Cash Used in Investing Activities	(20,819)	(38,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	5,000	100,000
Sale of common stock net of issuing costs	57,500	942,500
Net Cash Provided By Financing Activities	62,500	1,042,500

NET CHANGE IN CASH	(568,124)	35,032

CASH AT BEGINNING OF PERIOD	603,156	-
CASH AT END OF PERIOD	$35,032	$35,032

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest paid	$-	$-
Income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$4,600	$4,600

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

6.                    STOCKHOLDERS’ DEFICIT

On February 19, 2010, the Company issued 4,600,000 shares of its common stock to extinguish a debt to its founders of $4,600 included in accounts payable. The stock was treated as founders’ shares and issued at its par value of $0.001

On February 19, 2010, the Company issued 425,000 shares of its common stock for services performed with a fair value of $ 127,500 .

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

Our Chief Executive Officer has observed that the Peoples Republic of China now has the world’s largest auto market and is encouraging the development of an electric vehicle and charging systems to support its electric vehicles.  In turn, this will encourage manufacturers worldwide to build electric vehicles and should have a positive impact on our markets by increasing the demand for our services

We have incorporated a European subsidiary and are currently viewing possible office locations.  We have also held discussions with a European sales organization to discuss distribution and possible merger or investment opportunities, however, no agreements have been finalized at this time.

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

Our auditor notes that we use cash at the rate of $60,000 to $100,000 per month.  This suggests that our cash on hand of $35,000 at June 30, 2010, would be inadequate to allow continuing operations. If we are unable to raise additional capital we may need to cease operations.

Management believes that additional funding will be necessary in order for the Company to continue as a going concern. Significant additional capital or debt must be incurred to develop the Company’s business plan (that is, the acquisition and installation of charging stations prior to the generation of service revenue). The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company.  We have no external credit facilities from an unrelated party.  If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations. During July and August, 2010, the Company raised $1,213,500 through the sale of 4,045,000 shares of its common stock to 26 individuals.

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

31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAR CHARGING GROUP, INC.

By: /s/ Michael D. Farkas
Date: October 11 , 2010	Michael D. Farkas Chief Executive Officer Principal Executive Officer

By:/s/ Richard Adeline
Richard Adeline Chief Financial Officer