Form 10-K/A
period 2009-12-31
Car Charging Group, Inc.
filed 2010-11-04
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment no. 2 )

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

Government/Regulatory Approval

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which can adversely alter the Company’s ability to carry-on its business

Local regulations for charging station installation vary from City to City.  Compliance with such regulation(s) may cause installation delays, but these are not unique for any product that requires construction as part of its installation. The Company uses local licensed and insured contractors for all installations.

The Company intends to charge customers a per session rate for its services, rather than base charges on kilowatt hours used so as not to be treated as a regulated public utility.  The California Public Utilities (PUC) Commission, at its July 29, 2010 meeting determined that companies that sell electric vehicle charging services to the Public will not be regulated.  This regulation therefore, supports the Company’s billing intension but this determination is not binding on any other regulator or jurisdiction.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  We have not performed an in-depth analysis to determine if in the past un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.  We currently do not have an audit committee or audit committee financial expert. Our Code of Ethics requires members of our management to report any conduct by our Chief Executive Officer or Chief Financial Officer, believed to be in violation of law or business ethics or in violation of any provision of the Code of Ethics to our audit committee.  Because of the lack of an audit committee, violations of our Code of Ethics or violation of law or business ethics by Chief Executive Officer and Chief Financial Officer may go unreported.

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

ITEM 2.         DESCRIPTION OF PROPERTY

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

ITEM 4.         (Removed and Reserved)

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

ITEM 6.         SELECTED FINANCIAL DATA

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of October 6, 2010 are as follows:

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

Dated:  November 4 , 2010

By: /s/ Michael D. Farkas
Michael D. Farkas,
Chief Executive Officer
Principal Executive Officer

By: /s/ Richard Adeline
Richard Adeline
Chief Financial Officer
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	Chief Executive Officer,	November 4 , 2010
Michael D. Farkas	Principal Executive Officer

/s/ Richard Adeline	Chief Financial Officer, Principal Accounting Officer	November 4 , 2010
Richard Adeline