Form 10-Q/A
period 2010-06-30
Car Charging Group, Inc.
filed 2010-11-04
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q/A
(Amendment No. 2 )

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

CAR CHARGING GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Consolidated Balance Sheets

ASSETS
	June 30, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash	$35,032	$603,156
Inventory	60,548	72,768
Prepaid expenses and other current assets	58,279	95,694
Total current assets	153,859	771,618

OTHER ASSETS:
Security deposits	35,658	36,257
EV charging stations (net of accumulated depreciation of $1,272, and $0)	14,009	-
Office and computer equipment (net of accumulated depreciation of $ 2,417 and $ 441)	20,753	17,191
Total other assets	70,420	53,448
TOTAL ASSETS	$224,279	$825,066

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$118,463	$183,065
Accrued expenses, related parties	4,564	1,900
Total current liabilities	123,027	184,965

Convertible notes payable, net of discount of $29,131 and $43,247, respectively	65,869	56,753

Derivative liabilities	7,857,207	7,126,823
Total liabilities	8,046,103	7,368,541

Stockholders' Deficit:
Series A Convertible Preferred stock: $0.001 par value; 20,000,000 shares authorized and designated as Series A; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock: $0.001 par value; 500,000,000 shares authorized; 80,040,879 and 72,824,214 shares issued and outstanding, respectively	80,041	72,825
Additional paid-in capital	465,634	174,883
Deficit accumulated during the development stage	(8,377,499)	(6,801,183)
Total Stockholders’ Deficit	(7,821,824)	(6,543,475)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$224,279	$825,066

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

CAR CHARGING GROUP, INC.

(A Development Stage Company)
(Unaudited)

Consolidated Statement of Stockholders’ Deficit
For the Period from September 3, 2009 (inception) through June 30, 2010

			Common Stock		Additional		Total
	Preferred Shares	Preferred Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance at September 3, 2009 (Inception)	-	$-	$50,000,000	$50,000	$(50,000)	$-	$-

Reverse acquisition adjustment	10,000,000	10,000	19,757,549	19,758	(70,515)		(40,757)

Sale of common (net of derivative liability of warrants of $586,535)			3,066,665	3,067	295,398		298,465

Net loss						(6,801,183)	(6,801,183)

Balance at December 31, 2009	10,000,000	10,000	72,824,214	72,825	174,883	(6,801,183)	(6,543,475)

Common stock issued for debt to founders			4,600,000	4,600			4,600

Common stock issued for services			425,000	425	127,075		127,500

Common stock issued for conversion of convertible notes(net of derivative liability for conversion feature of $179,207)			2,000,000	2000	182,207		184,207

Sale of common (net of derivative liability on 191,665 warrants of $ 75,839)			191,665	191	(18,531)		(18,340)

Net (loss)						(1,576,316)	(1,576,316)

Balance at June 30, 2009	10,000,000	$10,000	$80,040,879	$80,041	$465,634	$(8,377,499)	$(7,821,824)

See notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.

(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2010	For the Period from September 3, 2009 (Inception) through June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,576,316)	$(8,377,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,364	23,972
Common stock issued for services	127,500	127,500
Changes in operating assets and liabilities: -
Inventory	12,220	(60,548)
Prepaid expenses and other current assets	37,415	(58,279)
Security deposit	599	(35,658)
Accounts payable and accrued expenses	(60,002)	118,426
Accrued expenses, related party	2,664	4,564
Change in fair value of derivative liability	833,751	7,288,505
Net Cash Used in Operating Activities	(609,805)	(969,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office and computer equipment	(5,538)	(23,170)
Purchase EV Charging Device(s)	(15,281)	(15,281)
Net Cash Used in Investing Activities	(20,819)	(38,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	5,000	100,000
Sale of common stock net of issuing costs	57,500	942,500
Net Cash Provided By Financing Activities	62,500	1,042,500

NET CHANGE IN CASH	(568,124)	35,032

CASH AT BEGINNING OF PERIOD	603,156	-
CASH AT END OF PERIOD	$35,032	$35,032

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest paid	$-	$-
Income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$4,600	$4,600

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

6.                    STOCKHOLDERS’ DEFICIT

On February 19, 2010, the Company issued 4,600,000 shares of its common stock to extinguish a debt to its founders of $4,600 included in accounts payable. The stock was treated as founders’ shares and issued at its par value of $0.001

On February 19, 2010, the Company issued 425,000 shares of its common stock for services performed with a fair value of $127,500.

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

The Company through its subsidiary, eCharging Stations, LLC, has entered into an agreement with a Coulomb Technologies Inc,(CTI) exclusive distributor, NOVACHARGE, LLC,(NOVACHARGE) to be a reseller of CTI products. The term of this agreement is one year with automatic one year renewals, subject to 90 days written termination notice. These charging station products have been specifically designed for use in the North American market.  By the terms of this agreement, the Company is referred to as an Independent Contractor and Reseller on a non-exclusive basis.  The company can accordingly make direct sales within a defined seven state territory without consultation or permission from the exclusive distributor (NOVACHARGE) and has secured the commitment that Novacharge “shall not directly seek to solicit any client or customer... to whom Reseller has sold or for whom Reseller has contracted with to sell or provide any Product.”  There is no provision for a minimum purchase quantity for the first six months of the agreement; reasonable goals based upon previous order history are to be established by mutual agreement thereafter. All purchases are subject to acceptance by NOVACHARGE which must use commercially acceptable efforts to complete orders at prices specified in its price list; such prices are subject to change with 45 days notice.  The Company must maintain product liability insurance coverage with limits of not less than U.S. $500,000 per person and not less than US $1,000,000 per occurrence (the Company has coverage for twice this amount).

The Company is in discussions/negotiations to extend this agreement to other distribution territories within the United States.

To date the Company has installed and made operational three charging stations.  These stations are all located in West Palm Beach and Broward Counties in Florida.  By terms of the agreements with the property owners, these units were installed and are maintained at the Company’s expense.  The property owners will share in the revenue generated by these charging stations monthly.

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

Costs related to those incurred as an SEC reporting Company include fees incurred for legal, filing and auditing services together with costs related to maintain stock transfer services, board and shareholder meeting(s), shareholder proxy, quarterly and  annual report information for shareholders, filing and responses to inquiries from the SEC.  In the aggregate, such costs are anticipated to be less than $100,000 on an annual basis and will be paid for from the general funds available to the Company in its cash accounts.

The cash cost needed to operate the Company from month to month have historically averaged between $60,000 and $100,000 per month.  The Company anticipates that this amount will increase over time as more operating LLC’s are added and staff size increases; such increases are expected to double monthly operating cash requirements by 2012.  Cash available to the Company now from sales of its capital stock is anticipated to be adequate to support operation for the next twelve months.
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

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

Our subsequent events disclosure under Item 2 Unregistered Sales of Equity Securities and Use of Proceeds is incorporated herein by reference.

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

CAR CHARGING GROUP, INC.

By: /s/ Michael D. Farkas
Date: November 4 , 2010	Michael D. Farkas Chief Executive Officer Principal Executive Officer

By:/s/ Richard Adeline
Richard Adeline Chief Financial Officer