Form 10-Q
period 2010-09-30
Car Charging Group, Inc.
filed 2010-11-16
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______ to  ______.

CAR CHARGING GROUP, INC.
 (Exact name of registrant as specified in Charter)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 16, 2010: 89,840,878 shares of common stock.

Item 1.  Financial Information

CAR CHARGING GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

FORM 10-Q

September 30, 2010

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

SIGNATURE

CAR CHARGING GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

September 30, 2010 and 2009

Index to Financial Statements

FINANCIAL STATEMENTS	Page #

Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	F-1

Consolidated Statements of Operations for the Nine Months Ended September 30, 2010,  for the Period from September 3, 2009 (Inception) through September 30,  2009, and for the Period from September 3, 2009 (Inception) through September 30, 2010 (Unaudited)
F-2

Consolidated Statements of Operations for the Three Months Ended September 30, 2010, and 2009	F-3

Consolidated Statement of Stockholders’ Deficit for the Period September 3, 2009 (Inception) through September 30, 2010 (Unaudited)	F-4

Consolidated Statements of Cash flows for the Nine Months Ended September 30, 2010 and for the Period from September 3, 2009 (Inception) through September 30, 2009 and 2010 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets

ASSETS
	September 30, 2010	December 31,
	(Unaudited)	2009
Current Assets:
Cash	$1,045,822	$603,156
Inventory	45,368	72,768
Prepaid expenses and other current assets	92,769	95,694
Total current assets	1,183,959	771,618

OTHER ASSETS:
Security deposits	36,468	36,257
EV Charging Stations (net of accumulated depreciation of $2,897 and $0, respectively)	24,374	-
Office and computer equipment (net of accumulated depreciation of $ 3,660 and $ 441, respectively)	23,307	17,191
Total other assets	84,149	53,448

TOTAL ASSETS	$1,268,108	$825,066

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$51,910	$183,065
Accrued expenses, related parties	5,885	1,900
Current maturities of Convertible notes payable, net of discount of $21,067	63,934	-
Total current liabilities	121,729	184,965

Convertible notes payable, net of discount of $43,247 and current maturities	-	56,753

Derivative liabilities	4,437,211	7,126,823

Total liabilities	4,558,940	7,368,541

Stockholders' Deficit:
Series A Convertible Preferred stock: $0.001 par value; 20,000,000 shares authorized and designated as Series A; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock: $0.001 par value; 500,000,000 shares authorized; 89,840,878 and 72,824,214 shares issued and outstanding, respectively	89,841	72,825
Additional paid-in capital	9,560,558	174,883
Deficit accumulated during the development stage	(12,951,231)	(6,801,183)
Total Stockholders’ Deficit	(3,290,832)	(6,543,475)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,268,108	$825,066

See accompanying notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Period from September 3, 2009 (Inception) Through September 30, 2009	For the Period from September 3, 2009 (Inception) through September 30, 2010

Revenues	$-	$-	$-

Operating expenses:

Compensation	7,613,956	6,353	7,877,234
Other operating expenses	154,215	-	194,789
General and administrative	573,111	47	608,046

Total operating expenses	8,341,282	6,400	8,680,069

Loss from operations	(8,341,282)	(6,400)	(8,680,069)

Other (income) expense:
Interest expense, net	21,345	-	28,987
(Gain) loss on change in fair value of
derivative liability	(2,212,579)	-	4,242,175

Total other (income) expense	(2,191,234)	-	4,271,162

Loss before income taxes	(6,150,048)	(6,400)	(12,951,231)

Income tax provision	-	-	-

Net loss	$(6,150,048)	$(6,400)	$(12,951,231)

Net loss per common share – basic and diluted	$(0.08)	$(0.00)	$(0.17)
Weighted average number of common shares outstanding – basic and diluted	79,846,344	72,824,214	76,898,746

See accompanying notes to the financial statements.

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009

Revenues	$-	$-

Operating expenses:
Compensation	7,227,171	6,353
Other operating expenses	52,474	-
General and administrative	335,755	47

Loss from operations	7,615,400	6,400

Other (income) expense:
Interest expense, net	6,512	-
(Gain) loss on change in fair value of derivative liability	(3,048,180)	-

Total other (income) expense	(3,041,668)	-

Loss before income taxes	(4,573,732)	(6,400)

Income tax provision	-	-
Net loss	$(4,573,732)	$(6,400)

Net loss per common share – basic and diluted	$(0.05)	$(0.07)
Weighted average number of common shares outstanding – basic and diluted	85,115,879	72,824,214

See accompanying notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Deficit
For the Period from September 3, 2009 (inception) to September 30, 2010
(Unaudited)

			Common Stock		Additional	Deficit Accumulated During the	Total
	Preferred Shares	Preferred Amount	Shares	Amount	Paid-in Capital	Development Stage	Stockholders' Deficit
Balance at September 3, 2009 (Inception)	-	$-	50,000,000	$50,000	$(50,000)	$-	$-
Reverse acquisition adjustment	10,000,000	10,000	19,757,549	19,758	(70,515)		(40,757)
Sale of common (net of derivative liability of warrants of $586,535)			3,066,665	3,067	295,398		298,465
Net loss						(6,801,183)	(6,801,183)
Balance at December 31, 2009	10,000,000	10,000	72,824,214	72,825	174,883	(6,801,183)	(6,543,475)

Common stock issued for debt to founders			4,600,000	4,600			4,600

Common stock issued for services			1,058,333	1,058	461,871		462,929

Common stock issued for conversion of convertible notes (net of derivative liability for conversion feature of $ 552,872)			6,000,000	6,000	561,871		567,871

Sale of common stock with warrants attached (net of derivative liability on 191,665 warrants of $ 75,839)			191,665	191	(18,531)		(18,340)

Common stock issued for cash			5,166,666	5,167	1,385,380		1,390,547
Warrants issued for
services					6,995,084		6,995,084
Net loss						(6,150,048)	(6,150,048)
Balance at September 30, 2010	10,000,000	$10,000	89,840,878	$89,841	$9,560,558	$(12,951,231)	$(3,290,832)

See notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Period from September 3, 2009 (Inception) through September 30, 2009		For the Period from September 3, 2009 (Inception) through September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,150,048)		$(6400)	$(12,951,231)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,116		-	6,557
Amortization of discount on convertible notes payable	22,181			28,348
Change in fair value of derivatives liability	(2,212,579)			4,242,175
Common stock and warrants issued for services	7,458,013		-	7,458,013
Changes in operating assets and liabilities:
Inventory	27,400		(2,478)	(45,368)
Prepaid expenses and other current assets	2,925		-	(92,769)
Security deposit	(211)		-	(36,468)
Accounts payable and accrued expenses	(126,556)		22,892	51,872
Accrued expenses, related party	3,985		-	5,885

Net Cash Provided by (Used in) Operating Activities	(968,774)		14,014	(1,332,986)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office and computer equipment	(9,335)		-	(26,968)
Purchase of Electric Charging Stations	(27,400)		-	(27,400)
Net Cash Used in Investing Activities	(36,606)		-	(54,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-		100,000	100,000
Sale of common stock, net of issuing costs	1,448,046		2,000	2,333,046
Net Cash Provided By Financing Activities	1,448,046		102,000	2, 433,046
NET CHANGE IN CASH	442,666		116,014	1,045,822

CASH AT BEGINNING OF PERIOD	603,156		-	-
CASH AT END OF PERIOD	$1,045,822		$116,014	$1,045,822

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES – Cash Paid For:
Interest expenses	$-		$-	$-
Income taxes	$-		$-	$-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$4,600	$		$4,600

See accompanying notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.

September 30, 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

  1.                  ORGANIZATION

Car Charging Group Inc. (“CCGI”) was incorporated on October 3, 2006 under the laws of the State of Nevada as New Image Concepts, Inc. (“NIC”). On November 20, 2009, NIC changed its name to Car Charging Group, Inc.

Car Charging, Inc., (a development stage company), was incorporated as a Delaware corporation on September 3, 2009.  Car Charging Inc. was created to develop electric charging service facilities for the electric vehicle (EV) automobile market.  Pursuant to its business plan, Car Charging Inc. (or its affiliates) acquires and installs the best available EV charging stations, and shares servicing fees received from customers that use the charging stations with the property owner(s), on a property by property basis.  Accordingly, Car Charging, Inc. enters into individual arrangements for this purpose with various property owners, which may include, cities, counties, garage operators, hospitals, shopping-malls and the like large facility owner/operators.

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

 The unaudited interim consolidated financial statements include all accounts of CCGI and its wholly-owned subsidiaries as of September 30, 2010, and for the interim periods then ended.  All inter-company balances and transactions have been eliminated.

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

INVENTORY

The Company values inventories, which consist of purchased (EV) charging stations, at cost of $45,368 and $72,768 at September 30, 2010 and December 31, 2009, respectively (at the lower of cost or market).  Cost is determined on the first-in and first-out (“FIFO”) method.  The Company regularly reviews its inventory on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling.  The Company determined that there was no inventory obsolescence as of September 30, 2010 or December 31, 2009.

EV CHARGING STATIONS

EV Charging Stations represents the depreciable cost of charging devices that have been installed on the premises of participating owner/operator properties.  They are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three years. Upon sale, replacement or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income. Depreciation for the three months and nine months ended September 30, 2010 and for the period from September 3, 2009 (inception) through September 30, 2010 was $1,626, $2,897 and $2,897, respectively.

OFFICE AND COMPUTER EQUIPMENT

Office and computer equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income. Depreciation for the for the three months and nine months  ended September  30, 2010 and for the period from September 3, 2009 (inception) through September 30, 2010 was $1,096, $3,072, and $3,512, respectively.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2010 and December 31, 2009.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2010.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

•	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended September 30, 2010 and for the period from September 3, 2009 through September 30, 2010 as they were anti-dilutive:

Convertible notes issued on September 25, 2009	34,000,000

Preferred stock issued on December 7, 2009	25,000,000

Warrants issued on December 7, 2009	3,566,665

Warrants issued on April 1, 2010	2,750,000

Warrants issued on April 12, 2010	250,000

Warrants issued on April 27, 2010	10,000,000

Warrants issued on June 4, 2010	191,665

Warrants issued on August 25, 2010	15,550,000
Total Potential Dilutive Shares	91,308,330

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

SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

 3.                    GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a deficit accumulated during the development stage of $ 12,951,231 at September 30, 2010, with a net loss of $6,150,048  and net cash used in operating activities of $ 968,774 for the nine months then ended, respectively. The Company has earned no revenues since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan, commence operations and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to commence operations and generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During July $10,000 of these notes were converted to 4,000,000 common shares.

The remaining notes which were issued on September 25, 2009 gave rise to a derivative liability which was recorded as a discount to the notes.

The embedded derivative of these notes was re-measured at September 30, 2010 yielding a loss on change in fair value of the derivative of $ 27,053 for the quarter ended September 30, 2010. The derivative value of these notes at September 30, 2010, yielded a derivative liability at fair value of $ 3,203,208.

5.                    INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Description of warrants with Embedded Derivatives

Subscription warrants –

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company entered into a Subscription Agreement for the sale of 3,066,665 units of securities of the Company aggregating $920,000. As of May 5, 2010, 191,665 additional units aggregating $57,500 were issued under the same terms as the December 7, 2009 subscription agreement.  Each unit consisted of one share of common stock and a warrant to purchase one share of Company’s common stock exercisable at $0.60 per share.  The exercise price is subject to a full ratchet reset feature. As of September 30, 2010, pursuant to the terms of the reset feature, the exercise price of these warrants was reset to $ 0.30 per share. The fair value of these warrants granted, were estimated on the date of grant, and recorded as a derivative liability. The derivative was re-measured at September 30, 2010 using their reset value yielding a loss on change in fair value of $ 50,459.  The derivative value of these warrants at September 30, 2010, yielded a derivative liability at fair value of $ 1,080,207.

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company also issued warrants to purchase 500,000 shares of Company’s common stock exercisable at $0.60 per share.  The exercise price is subject to a full ratchet reset feature. As of September 30, 2010, pursuant to the terms of the reset feature, the exercise price of these warrants was reset to $ 0.30 per share. The derivative for these 500,000 warrants was re-measured at September 30, 2010 yielding a derivative liability of $153,797 and a loss on change in fair value of $7,661.

Compensation warrants –

On April 12, 2010, the Company issued 250,000 warrants to purchase shares exercisable at $0.85 per share.  The fair value of these warrants, estimated on the date of grant, was recorded as a derivative liability of $ 32,355.  .

On April 1, 2010, the Company issued 250,000 warrants to purchase shares of the Company’s common stock exercisable at $0.30 and 2,500,000 warrants exercisable at $0.60 per share.

On April 27, 2010, the Company issued warrants to purchase 10,000,000 shares of Company’s common stock exercisable at $0.66 per share. The exercise price of these 10,000,000 shares is subject to a full ratchet reset feature. As of September 30, 2010, pursuant to the terms of the reset feature, the exercise price of these warrants was reset to $ 0.30 per share.  The fair value of all of these warrants, estimated on the date of grant, was recorded as compensation expense of $ 3,099,009.

On August 25, 2010, the Company issued 15,550,000 warrants to purchase shares of the Company’s common stock exercisable at $1.03.  The exercise price of these warrants is subject to a full ratchet reset feature. As of September 30, 2010, pursuant to the terms of the reset feature, the exercise price of these warrants was reset to $ 0.30 per share.   The fair value of all of the warrants, estimated on the date of grant, was recorded as compensation expense of
$ 3,896,075.

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

During June 2010, the Company issued 2,000,000 shares of common stock in exchange for $5,000 of convertible notes payable (converted at $0.0025 per share).  See the derivative analysis of this transaction in Note 4 above for a complete description of this transaction.

On July 30, 2010, the Company issued 1,833,333 shares of common stock at $0.30 per share.

On August 19, 2010, the Company issued 300,000 shares of its common stock for services performed with a fair value of $ 309,000.

On September 7, 2010, the Company issued 3,333,333 shares of common stock at $0.30 per share, together with 333,333 shares of common stock for services performed in connection with the sale of these shares.

 7.                  SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date these financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2.  Management’s Discussion and Analysis

The following provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto. Car Charging Group, Inc. (formerly New Image Concepts, Inc.) was created as a result of a merger (Reverse Merger) on December 7, 2009, with Car Charging, Inc.  New Image Concepts Inc was a development stage entity with no certain revenue plan; Car Charging Inc. was formed on September 3, 2009 to develop a market to service electric vehicle charging.  In this connection, the Company intends to identify and acquire the best possible auto charging devices and install them on properties (large garages, shopping-malls, hospitals, cities, and the like) owned by third parties, which through LLC arrangements, share in service revenue generated from customer charging station use. Such use is not anticipate in any significant volume until sometime after the second half of 2011, when automobile manufacturers are scheduled to mass produce and sell electric vehicles to the public.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties.  The Company’s actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

To date Company’s operations have been devoted primarily to developing a business plan, identifying acquisition target companies, raising capital for future operations, initial contracts with property owner/operators (the “Provider Agreements”) and administrative functions.  The Company intends to grow through internal development and selected acquisitions.  The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

Through September 30, 2010, the Company has entered into contracts to provide charging services on third party premises, Provider Agreements, with eight (8) entities and has completed installation of seven (7) charging stations (EV devices).  As of the date that the accompanying financial statements were issued, the Company had entered into four (4) additional Provider Agreements and was in process of installing eighteen (18) additional charging stations.

The Company continues to acquire charging stations from Coulomb Technologies Inc., but consistent with its policy and business plan, continuously reviews the availability of acquiring more suitable EV devices from other manufacturers.

To stimulate growth, control cash-flow and minimize costs, the Company has implemented a policy of acquiring leads to third party owners for Provider Agreements through independent contractors.  Company executives accordingly, are employed to close and maintain Provider Agreements and relationships, in addition to those who coordinate installations and operations of EV devices. Wherever possible, the Company has adopted a policy of issuing warrants to avoid cash compensation expenses and encourage stock sales (subscriptions). These warrant transactions can result in significant non-cash compensation charges and other non-cash charges that are generally reflected in the financial statements as “compensation”, “general and administrative” or as “change in fair value” in the statements of operations and cash flow.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Our net loss during the three months ended September 30, 2010, is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses. Losses from operations for the three months ended September 30, 2010 amounted to $7,615,400 primarily consists of compensation (including non-cash warrant compensation $7,152,013, and other cash compensation, including consulting, of $153,592; as well as non-cash warrant general and administrative charges of  $309,000,  rent $25,257 and travel $20,004.

During the three months ended September 30, 2009, the Company was initially organized and incurred a loss of $6,400 (compensation $6,353).  The Company was originally incorporated in Delaware on September 3, 2009 and was later recapitalized (December 7, 2009) through a reverse merger with a publicly traded company that was originally incorporated in Nevada on October 3, 2006.  The combined entity has adopted the Car Charging Group, Inc. name and identity of the Nevada corporation.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Our net loss during the nine months ended September 30, 2010, is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses. Losses from operations for the nine months ended September 30, 2010 amounted to $8,341,282, primarily consists of compensation (including non-cash warrant costs $7,152,013, consulting $394,817, other net  payroll $141,854), and general and administrative charges, including public / investor relations non-cash warrants and stock $309,000 and other investor relations of $84,470, rent of $57,382,  and travel related expenses of $64,401. During these nine months management has entered into negotiation and agreements to install EV devices at locations throughout the United States; and is process of hiring additional sales personnel and negotiating additional potential installation cites.

During the nine months ended September 30, 2009, the Company was initially organized and incurred a loss of $6,400 (compensation $6,353).  The Company was originally incorporated in Delaware on September 3, 2009 and was later recapitalized (December 7, 2009) through a reverse merger with a publicly traded company that was originally incorporated in Nevada on October 3, 2006. The combined entity has adopted the Car Charging Group, Inc. name and identity of the Nevada corporation.

PERIOD FROM  SEPTEMBER 3, 2009 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2010

Our cumulative net loss since inception is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses. Losses from operations since inception have amounted to $12,951,231 primarily consisting of compensation (including, non-cash warrant costs $7,152,013, and other compensation, including consulting ($658,095), other net payroll related ($224,055), and general and administrative charges, including public/investor relations (including non-cash warrants and stock ($306,000) and other investor relations ($192,230), rent ($63,141), travel related (70,810) and legal ($37,394).  The Company’s officers and staff have installed and initiated a number of negotiations to install the selected charging stations (currently supplied by Coulomb Technologies, a California corporation which was founded in 2007) through-out the United States; and have initiated development of distribution capabilities for further development internationally.  Manufacture and supply of electric vehicles that will require utilization of the Company’s services is not anticipated to begin until the second hald of 2011; this gives the Company adequate time to develop its distribution plan, but also requires that the Company continue to develop capital sources.

Our cumulative liability related to embedded derivative transactions resulted in a liability of $4,437,211 as of September 30, 2010.  The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense ($4,242,175 loss for the period from September 3, 2009, inception, through September 30, 2010). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Liquidity and Capital Resources

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related parties.  A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting and professional fees.

For the nine months ended September 30, 2010, we used $968,774 of cash to finance our operations; $36,606 was invested in depreciable property.  Our accumulated deficit since inception (including liability for embedded derivatives) is $ 12,951,231.  Such cash use and accumulated losses have resulted primarily from costs related to various consulting and professional fee and costs incurred in connection with capital transactions (embedded derivatives).

Management believes that additional funding will be necessary in order for the Company to continue as a going concern. Significant additional capital or debt must be incurred to develop the Company’s business plan (that is, the acquisition and installation of charging stations prior to the generation of service revenue). The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company. If the Company is unable to generate profits, or unable to obtain additional funds for its  capital investment needs, it may have to cease operations.  During July and August, 2010, the Company raised $1,390,547 through the sale of 5,166,666 shares of its common stock to 52 individuals and entities. Accordingly, Management believes it has funds for operations that are sufficient for the next twelve months.

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

None

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

CAR CHARGING GROUP, INC.

By: /s/ Michael D. Farkas
Date: November 16, 2010	Michael D. Farkas Chief Executive Officer Principal Executive Officer

By:/s/ Richard Adeline
Richard Adeline Chief Financial Officer Principal Financial Officer