Form 10-Q/A
period 2010-09-30
Car Charging Group, Inc.
filed 2010-12-14
CIK 1429764

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

Explanatory Note: This amended Form 10-Q includes additional exhibits which were not included in the Registrant’s initial Form 10-Q filing for the period ended September 30, 2010.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

(a)           Exhibits

10.1           Consulting Agreement by and between Car Charging, Inc. and The Farkas Group, Inc. dated October 20, 2009

10.2           Investor Relations Consulting Agreement between Z.A. Consulting, Inc. and New Image Concepts, Inc. d/b/a Car Charging Group dated January 1, 2010

10.3           Settlement Agreement and Release between Z.A. Consulting, Inc., David Zazoff and Car Charging Group, Inc. dated August 19, 2010

10.4           Public Relations Agreement by and between Beckerman Public Relations and Car Charging, Inc. dated December 14, 2009

10.5           Novacharge, LLC Electric Vehicle Charging Station Authorized Reseller Agreement between Novacharge, LLC and Echarging Stations, LLC dated October 16, 2009.

10.6           Lease Agreement between 1691 Michigan Avenue Investment LP and Car Charging Inc. dated December 1, 2009.

10.7           Car Charging Provider Agreement Form.

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

CAR CHARGING GROUP, INC.

By: /s/ Michael D. Farkas
Date: December 13, 2010	Michael D. Farkas Chief Executive Officer Principal Executive Officer

By:/s/ Richard Adeline
Richard Adeline Chief Financial Officer Principal Financial Officer