Form 10-Q/A
period 2011-04-11
Car Charging Group, Inc.
filed 2011-04-11
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No.2 to
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

Explanatory Note: This amended Form 10-Q (the “Amended Form 10-Q”) is being filed to disclose certain information in Exhibit 10.7 which was not previously disclosed. There are no other changes to the Amended Form 10-Q.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

(a)           Exhibits

10.1           Consulting Agreement by and between Car Charging, Inc. and The Farkas Group, Inc. dated October 20, 2009 (1)

10.2           Investor Relations Consulting Agreement between Z.A. Consulting, Inc. and New Image Concepts, Inc. d/b/a Car Charging Group dated January 1, 2010 (1)

10.3           Settlement Agreement and Release between Z.A. Consulting, Inc., David Zazoff and Car Charging Group, Inc. dated August 19, 2010 (1)

10.4           Public Relations Agreement by and between Beckerman Public Relations and Car Charging, Inc. dated December 14, 2009 (1)

10.5           Novacharge, LLC Electric Vehicle Charging Station Authorized Reseller Agreement between Novacharge, LLC and Echarging Stations, LLC dated October 16, 2009. (1)

10.6           Lease Agreement between 1691 Michigan Avenue Investment LP and Car Charging Inc. dated December 1, 2009. (1)

10.7           Car Charging Provider Agreement Form. (2)

31.1           Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2           Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1           Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2           Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to Form 10-Q filed on December 14, 2010
(2)	Certain Portions of this exhibit have been omitted based upon a request for confidential treatment. The non-public information has been filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAR CHARGING GROUP, INC.

By: /s/ Michael D. Farkas
Date: April 11, 2011	Michael D. Farkas Chief Executive Officer Principal Executive Officer

By:/s/ Richard Adeline
Richard Adeline Chief Financial Officer Principal Financial Officer