Form 10-K
period 2010-12-31
Car Charging Group, Inc.
filed 2011-04-13
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-149784

CAR CHARGING GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	03-0608147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1691 Michigan Avenue, Suite 425
Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 521-0200

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of voting common stock held by non-affiliates of the registrant as of April 11, 2011, was $7,122,612.

As of April 11, 2011, the registrant had 23,609,067 common shares issued and outstanding and 10,000,000 Preferred Series A shares issued and outstanding.

Documents Incorporated by Reference:
None.

PART I

ITEM 1.         DESCRIPTION OF BUSINESS

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

We are an owner, provider and servicer of electric car charging stations to building owners, parking garages, municipalities provide for the EV owner to have charging services in public areas on our network of charging stations. Our Company provides and installs car charging stations at public locations at no cost to the landowner.  Furthermore, our Company is able to facilitate the purchase of a car charging station through our subsidiary, eCharging Stations, LLC. We subcontract to approved local vendors the actual installation work and maintenance of the charging stations.

Our Company firmly believes that it is important to be at the forefront of infrastructure development of the EV industry.  In order for EV’s to become a mainstream reality, charging stations need to be in place and readily available.

We will derive our main source of revenue from shared fees in connection with providing all necessary electric car charging services.  As deregulation of electricity continues to take place throughout the United States, and the continued proliferation of alternative fuel methods comes to fruition, we will be in a greater position to capitalize on those opportunities.

During February, 2011, the Shareholders and Board of Directors authorized a decrease of our,  issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-fifty (1:50) basis (the “Reverse Stock-Split”).  All share and per share amounts included in the consolidated financial statements have been adjusted retroactively to reflect the effects of the Reverse Stock-Split.

Properties

We will maintain our principal offices at 1691 Michigan Avenue, Miami Beach, Florida, 33139. Our telephone number is (305) 521-0200. Our website is www.CarCharging.com we can be contacted by email at info@CarCharging.com.

Industry Overview

At the start of the 20th century, electricity generally cost over $0.20 per kilowatt hour, and could be as high as $0.40.  Gasoline could be purchased for $0.05 cents a gallon.  In Canada in 1999, electricity costs were $0.10 (CDN) per kHw  (about 25% of its price a century ago) and gasoline was $0.70 (CDN) per liter - more than $2.00 per gallon (50 times its price a century ago).   Today, the average price of a gallon of regular gasoline across the United States exceeds $3.50 (over 70 times the price at the start of the 20th Century).

Before 1898, finding gasoline for a car was an adventure in itself. By 1905, many general stores, carriage shops, and liveries were keeping large cans of gasoline on-hand to fuel the few gasoline cars that came by. Business in gasoline was not brisk initially, but it was lucrative - those that could afford the cars could afford to pay a premium for the gasoline. In 1905, 86% of the cars sold in the U.S. were powered by gasoline; electric and steam automobiles carried about 7% of the market each.

By 1920,  gasoline pumps were prevalent throughout North America, before electrification became a national initiative in Canada or the United States, and long before the standardized and interconnected electrical grid that we take for granted today was in place. According to Chevron, they built the first gasoline station in the United States in 1913, which started a boom in the building of these facilities until they were ubiquitous throughout the United States by 1920.  In 1916 alone, over 200 petroleum companies were established in the United States, which coincides neatly with the decline of the electric car.

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

In recent years, the costs of gasoline and electricity have reversed directions. More importantly, there has been a concerted effort on the part of big businesses to bring electrical vehicles and the ease of recharging them to main stream America.  Almost all of the major car manufacturers have committed to the electric vehicle industry going forward.  General Motors, Ford, Chrysler, Nissan, Honda, BMW, Mercedes, Tesla, and Fisker are just some examples of the car manufactures committed to making the electric vehicle industry a reality.  Concurrently, major utility companies are all working on their infrastructure to make it easier to charge an electric vehicle. The financial commitments that have been made and that will continue to be made over the coming years suggests that this time around, the electric vehicle will become a real and viable option to car buyers.

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

The Ford Motor company was awarded a $5.9 billion loan in June of 2009s.  Tesla Motors, Silicon Valley’s electric car manufacturer, received a $465 million loan.  All of the aforementioned loans came from the US Government’s $25 billion program to be used solely for development of electric/plug-in hybrid vehicles.

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

Product Suppliers

Our product line consists of the CT2000 family of the ChargePoint Networked Charging Stations, manufactured by Coulomb Technologies, which are specifically designed for the North American market.   The CT2000 family of charging stations supports both Level 1 and Level 2 (208/240V @ 30A) charging.

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

Competition

The competitive landscape in the development of a national or regional electric vehicle infrastructure is young and still fragmented. No clear leader or leaders have emerged and the marketplace is still in its infancy, leaving room for new arrivals to ascend. However, the terrain is such that competitors may quickly become complimentary to one another, allowing for greater mobility and enhanced driving distance for the electric vehicle operator through the ability to charge at different owned charging stations. This in turn will work towards further acceptance of electric vehicles, bringing additional revenue to all these companies and allowing the infrastructure to grow. Furthermore, because Car Charging is in the business of securing and owning Car Charging stations and not developing the technology behind the chargers, competitors  become partners if and when Car Charging seeks new chargers to equip additional locations with as the technology further develops

The Electric vehicle manufacturing marketplace is made up of a variety of  companies who either offer direct distribution or work with independent distributors, including

GE- General Electric is currently developing a Level 2 (220 Volt) Networked Charging Station.

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

350Green is a project developer that designs, builds and operates networks of plug-in electric vehicle (EV) charging stations. The company distributes its stations by partnering with retail hosts at select, high-traffic shopping centers and other places.

Beam Charging has a similar business model to ours but is currently only operating in the New York area.

Ecotality manufactures and sells Level 2 and 3 “Blink” chargers.  Under a Federal Grant  “The EV Project” they anticipate installalation of approximately 14,000 Level 2 and 300-400 Level 3 chargers in 6 states.

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

Target Markets

We launched our business in the State of Florida but have expanded to locations throughout the United States.  Our goal is to expand nationally and internationally in conjunction with the demand for our service.

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

The Company intends to charge customers a per session rate for its services, rather than base charges on kilowatt hours used so as not to be treated as a regulated public utility.  The California Public Utilities (PUC) Commission, at its July 29, 2010 meeting determined that companies that sell electric vehicle charging services to the Public will not be regulated.  This designation therefore, would  support the Company’s billing intension spaceot binding on any other regulator or jurisdiction. Other jurisdictions, including the States of Washington and Virginia, are in process of adopting .  Such new regulation will lead to the Company billing using kilowatt hours.

Employees

Currently, there are seven employees.

ITEM 1A.      RISK FACTORS

Risks Relating to Our Business

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

We were incorporated in Nevada in September 2006. We have no significant assets or financial resources. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the potentially the  highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

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

If adequate additional financing is not available on reasonable terms, we may not be able to undertake expansion or continue our marketing efforts and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive  by our competition; (iii) the level of our investment in research and development;  (iv) the amount of our capital expenditures, including acquisitions , and (V) our growth.. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

NEED FOR ADDITIONAL EMPLOYEES

The Company could face strong competition within the local area from competitors in the  EV charging services industry who could duplicate the model.  These competitors may have substantially greater financial resources and marketing, development and other capabilities than the Company. In addition, there are very few barriers to enter into the market for our services.  There can be no assurance, therefore, that any of our competitors, many of whom have far greater resources will not independently develop services that are substantially equivalent or superior to our services.  Therefore, an investment in the Company is very risky and speculative due to the competitive environment in which the Company intends to operate.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF OUR OFFICERS.

We are presently dependent to a great extent upon the experience, abilities and continued services of Michael D. Farkas, Andy Kinard and Richard Adeline, our management team.  The loss of services of Mr. Farkas, Mr. Kinard or Mr. Adeline could have a material adverse effect on our business, financial condition or results of operation.

WE ARE IN AN INTENSELY COMPETITIVE INDUSTRY AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO COMPETE WITH OUR COMPETITORS WHO MAY HAVE GREATER RESOURCES.

The Company could face strong competition within the local area  competitors in the  EV charging services industry who could duplicate the model.  These competitors may have substantially greater financial resources and marketing, development and other capabilities than the Company. In addition, there are very few barriers to enter into the market for our services.  There can be no assurance, therefore, that any of our competitors, many of whom have far greater resources will not independently develop services that are substantially equivalent or superior to our services.  Therefore, an investment in the Company is very risky and speculative due to the competitive environment in which the Company intends to operate.

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

ITEM 3.         LEGAL PROCEEDINGS

We are currently not involved in any litigation.   There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.         (REMOVED AND RESERVED)

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “CCGI” since December 2009.

The following table sets forth the high and low trade information for our common stock for each quarter since we completed the Reverse Merger on December 7, 2009 at an a price adjusted based on the Company’s 50-1 reverse stock split. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price

December 31, 2010	$20.55	$35.00
September 30, 2010	32.50	75.00
June 30, 2010	26.50	50.50
March 31, 2010	32.50	55.00

Holders

As of March 23, 2011 in accordance with our transfer agent records, we had 100 record holders of our Common Stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options.

Warrants Granted

The following table summarizes outstanding warrants by Expiration Date at December 31, 2010:

	Exercise	Expiration
Quantity	Price	Date

20,000	15.00	December 7, 2012
89,333	15.00	December 7, 2014
50,000	30.00	April 1, 2013
5,000	15.00	April 1, 2013
5,000	42.50	April 12, 2013
440,000	15.00	April 27,2013
3,834	30.00	May 5, 2015
103,000	15.00	August 25, 2012
930,433	15.00	August 25, 2013
10,000	51.50	August 25, 2013
1,656,600

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

The following provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto. Car Charging Group, Inc. (formerly New Image Concepts, Inc.) was created as a result of a merger (Reverse Merger) on December 7, 2009, with Car Charging, Inc.  New Image Concepts Inc. was a development stage entity with no certain revenue plan; Car Charging Inc. was formed on September 3, 2009 to develop a market to service electric vehicle charging.  In this connection, the Company intends to continue to  identify and acquire the best possible  charging devices and install them on properties (large garages,  and the like) owned by third parties, which through LLC arrangements, share in service revenue generated from customer charging station use. Such use is not anticipate in any significant volume until sometime after the 4th quarter of 2011 , when automobile manufacturers are scheduled to mass produce and sell electric vehicles to the public.

To date Company’s operations have been devoted primarily to developing a business plan, , raising capital for future operations,  contracts with property owner/operators (the “Provider Agreements) and administrative functions.  The Company intends to grow through internal development and selected acquisitions.  During 2010 the Company initiated installation of charging stations pursuant to the terms of its Provider Agreements.  However, the ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.  Therefore, no substantial revenue or profit is anticipated in the near or foreseeable future.

During 2009, the Company raised $885,000 in capital through a private placement in addition to $100,000 in convertible notes that was its initial source of funds.

During 2010, the Company increased its funding by $1,448,046 through the private sales of its common stock.

By December 31, 2010, the Company had entered into contracts to provide charging services on third party premises, Provider Agreements, with eighteen (18) entities and completed installation of eight (8) charging stations (EV devices).

The Company continues to acquire charging stations from Coulomb Technologies Inc., but consistent with its policy and business plan, continuously reviews the availability of acquiring EV devices from other manufacturers.

The Company’s business plan anticipates that significant capital will be needed during 2011 and 2012 to build a network of charging stations throughout the United States. In this connection, during February, 2011, the Shareholders and Board of Directors authorized a decrease of our issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-fifty (1:50) basis (the “Reverse Stock-Split”). Accordingly, the amount of new capital needed will vary depending on several significant factors that include quantity of electric vehicle sales, gasoline prices, success of the Company’s Provider Agreement program, cost of EV's and the Company’s continued acceptance by the capital markets.

Pursuant to our business plan, to stimulate growth, control cash-flow and minimize costs, the Company has implemented a policy of both acquiring leads to third party owners for Provider Agreements through independent contractors and utilization of in-house personnel in pursuit of Provider Agreements.. Company executives accordingly, are employed to close and maintain Provider Agreements and relationships, in addition to those who coordinate installations and operations of EV charging stations.

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

The foregoing results in a balance sheet account referred to as “Derivative Liabilities.” Our cumulative liability related to these derivative transactions can be summarized at December 31, 2010 as consisting of liability related to warrants of $984,597 and conversion features of notes payable of $2,483,267.  The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense,$3,211,356 gain for 2010. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

FOR THE YEAR ENDED DECEMBER 31, 2010

Our net loss during the year ended December 31, 2010, is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses. Although we are pleased to note that auto manufacturers have initiated electric vehicle sales in the United States and that such sales should lead to production of revenue, our loss for the year ended December 31, 2010 amounted to $5,709,559, net of a gain on change in fair value of derivative liability of $3,211,356.  The loss  primarily consists of compensation (including non-cash warrant compensation $6,995,084, and other cash compensation, including consulting, of $870,753; as well as non-cash  general and administrative charges of  $309,000 issued as common stock,  rent of $70,011 and travel of $93,227. During the  year management entered into negotiation and agreements to install EV at locations throughout the United States; and is in the process of hiring additional sales personnel, arranging to  lease additional office space and negotiating additional potential installation cites.

Manufacture and significant supply of electric vehicles that will require utilization of the Company’s services is not anticipated to begin until the 4th quarter of 2011; this gives the Company adequate time to develop its distribution plan and additional capital sources.

FOR THE THE PERIOD FROM SEPTEMBER 3, 2009 TO DECEMBER 31, 2009

The Company was originally incorporated in Delaware on September 3, 2009 and was later recapitalized (December 7, 2009) through a reverse merger with a publicly traded shell company that was originally incorporated in Nevada on October 3, 2006.  The combined entity adopted the Car Charging Group, Inc. name and identity of the Nevada corporation.  Concurrently, the Company raised $885,000, through a private placement of its common stock (and warrants.

Accordingly, during the period from  September 3, 2009 to December 31, 2009  the Company incurred a loss of $6,801,183, primarily attributable to compensation $263,278 and a loss in the change in fair value of derivatives of $6,454,754.  The loss in fair value primarily reflects the value of warrants attached to stock subscriptions and the effect of the anticipated conversion of notes payable to common stock.

Liquidity and Capital Resources

The Company has primarily financed its activities from sales of capital stock of the Company and from loans from related parties.  A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting and professional fees, as well as our initial acquisition an installation of charging stations.

For the year ended December 31, 2010, $1,530,508 of cash was used to finance our operations; $173,826 was invested in charging stations and other depreciable property.  Our accumulated deficit since inception (including liability for embedded derivatives) is $12,510,742.  Such cash use and accumulated losses have resulted primarily from costs related to various consulting and professional fees and costs incurred in connection with capital transactions (embedded derivatives).

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

The consolidated financial statements include all accounts of Car Charging as of December 31, 2010 and for the period from September 3, 2009 (inception) through December 31, 2009. New Image Concepts, Inc. is included as of December 31, 2009 and for the period from December 7, 2009 through December 31, 2009.  All inter-company balances and transactions have been eliminated.

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

e. Derivative instruments

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

f. Fair value of financial instruments

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2010 and 2009.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the consolidated statement of operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

g. Revenue recognition

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

h.. Stock-based compensation for obtaining employee services

The Company accounts for equity instruments issued to employees and directors pursuant to paragraphs 718-10-30-6 of the FASB Accounting Standards Codification, whereby all transactions in which services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily measurable. The measurement date used to determine the fair value of the equity instrument issued is the earler of the date on which the performance is complete or the date on which it is probably that performance will occur.

The Company’s policy is to recognize compensation cost for awards with  service conditions and when applicable a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

i. Equity instruments issued to parties other than employees for acquiring goods or services

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB amended guidance now codified as FASB ASC Topic 810, “Consolidation.” FASB ASC Topic 810 changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The amendment of FASB ASC Topic 810-10 establishes the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a subsidiary. FASB ASC Topic 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010. The adoption of FASB ASC Topic 810 as amended did not have an impact on our consolidated financial statements.

In January 2010, the FASB amended its guidance now codified as FASB ASC Topic 505-20, “Equity – Stock Dividends and Stock Splits,” to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. These provisions of FASB ASC Topic 505 are effective for interim and annual periods ending after December 15, 2009 and, accordingly, are effective for us for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations as we do not currently have distributions that allow shareholders such an election.

In January 2010, the FASB issued authoritative guidance which requires new disclosures and clarifies existing disclosure requirements for fair value measurements. Specifically, the changes require disclosure of transfers into and out of “Level 1” and “Level 2” (as defined in the accounting guidance) fair value measurements, and also require more detailed disclosure about the activity within “Level 3” (as defined) fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which is effective for fiscal years beginning after December 15, 2010. As this guidance only requires expanded disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued amendments that modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

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

December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Car Charging Group, Inc. and Subsidiaries
(A development stage company)

We have audited the accompanying consolidated balance sheet of Car Charging Group, Inc. and Subsidiaries, a development stage company, (the “Company”)  as of December 31, 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Car Charging Group, Inc. and Subsidiaries as of December 31, 2009 were audited by other auditors, whose report dated April 15, 2010, expressed an unqualified opinion and included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Car Charging Group, Inc. and subsidiaries as of December 31, 2010  and, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit of $12,510,742 at December 31, 2010, and had a net loss  of $5,709,559,and cash used in operations of $1,503,508 for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldstein Schechter Koch P.A.
Goldstein Schechter Koch P.A.

April 12, 2011
Coral Gables, Florida

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2009, and had a net loss and net cashed used in operations for the period from September 3, 2009 (inception) through December 31, 2009, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

April 15, 2010

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Consolidated Balance Sheets
December 31,

ASSETS	2010	2009
Current Assets:
Cash	$373,868	$603,156
Inventory	-	72,768
Prepaid expenses and other current assets	78,004	95,694
Total current assets	451,872	771,618

OTHER ASSETS:
Deposits	69,696	36,257
EV Charging Stations (net of accumulated depreciation of $11,242 and $0, respectively)	216,616	-
Office and computer equipment (net of accumulated depreciation of $5,373 and $441, respectively)	30,995	17,191
Total other assets	317,307	53,448

TOTAL ASSETS	$769,179	$825,066

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$104,432	$183,065
Accrued interest	7,268	1,900
Current maturities of Convertible notes payable, net of discount of $15,614	69,387	-
Total current liabilities	181,087	184,965

Convertible notes payable, net of discount of $0 and $43,247 and current maturities	-	56,753

Derivative liabilities	3,467,864	7,126,823

Total liabilities	3,648,951	7,368,541

Stockholders' Deficit:
Series A Convertible Preferred stock: $0.001 par value; 20,000,000 shares authorized and designated as Series A; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock: $0.001 par value; 500,000,000 shares authorized; 1,796,817 and 1,456,484 shares issued and outstanding, respectively	1,797	1,456
Additional paid-in capital	9,619,173	246,252
Deficit Accumulated in Development Stage	(12,510,742)	(6,801,183)
Total Stockholders’ Deficit	(2,879,772)	(6,543,475)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$769,179	$825,066

See accompanying notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)

Consolidated Statements of Operations

	For the Year Ended December 31, 2010	For the Period from September 3, 2009 (Inception) to December 31, 2009	For the Period from September 3, 2009 (Inception) to December 31, 2010

Revenues	$-	$-	$-

Operating expenses:

Compensation	7,832,887	263,278	8,096,165
Other operating expenses	260,176	40,574	300,750
General and administrative	799,274	34,935	834,209

Total operating expenses	8,892,337	338,787	9,231,124

Loss from operations	(8,892,337)	(338,787)	(9,231,124)

Other income (expense):
Interest expense, net	(28,578)	(7,642)	(36,220)
Gain (loss) on change in fair value of
derivative liability	3,211,356	(6,454,754)	(3,243,398)

Total other income (expense)	3,182,778	(6,462,396)	(3,279,618)

Loss before income taxes	(5,709,559)	(6,801,183)	(12,510,742)

Income tax provision	-	-	-

Net loss	$(5,709,559)	$(6,801,183)	$(12,510,742)

Net loss per common share – basic and diluted	$(3.47)	$(4.83)
Weighted average number of common shares outstanding – basic and diluted	1,646,789	1,407,929

See accompanying notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit
For the Period from September 3, 2009 (inception) to December 31, 2010

			Common Stock
	Preferred Shares	Preferred Amount	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated in the Development Stage	Total Stockholders' Deficit
Balance at September 3, 2009 (Inception)	-	$-	1,000,000	$50,000	$(50,000)	$-	$-
Reverse acquisition adjustment	10,000,000	10,000	395,150	19,758	(70,515)		(40,757)
Sale of common (net of derivative liability of warrants of $586,535)			61,333	3,067	295,398		298,465
Reverse Split 1:50				(71,369)	71,369

Net loss						(6,801,183)	(6,801,183)
Balance at December 31, 2009	10,000,000	10,000	1,456,483	1,456	246,252	(6,801,183)	(6,543,475)

Common stock issued for debt to founders			92,000	4,600			4,600

Common stock issued for services			21,167	1,058	432,441		433,499

Common stock issued for conversion of convertible notes (net of derivative liability for conversion feature of $ 552,872)			120,000	6,000	561,872		567,872

Sale of common stock with warrants attached (net of derivative liability on 3,833 warrants of $ 75,839)			3,834	191	(18,531)		(18,340)

Common stock issued for cash			103,333	5,167	1,385,380		1,390,547
Warrants issued for
services					6,995,084		6,995,084
Reverse split 1:50				(16,675)	16,675

Net loss						(5,709,559)	(5,709,559)
Balance at December 31, 2010	10,000,000	$10,000	1,796,817	$1,797	$9,619,173	$(12,510,742)	$(2,879,772)

See accompanying notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2010	For the Period from September 3, 2009 (Inception) to December 31, 2009	For the Period from September 3, 2009 (Inception) to December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,709,559)	$(6,801,183)	$(12,510,742)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	16,174	441	16,615
Amortization of discount on convertible notes payable	27,634	6,167	33,801
Change in fair value of derivatives liability	(3,211,356)	6,454,754	3,243,398
Common stock and warrants issued for services	7,458,013	-	7,458,013
Changes in operating assets and liabilities:
Inventory	-	(72,768)	(72,768)
Prepaid expenses and other current assets	17,690	(95,694)	(78,004)
Deposits	(33,439)	(36,257)	(69,696)
Accounts payable and accrued expenses	(74,033)	178,428	104,395
Accrued interest	5,368	1,900	7,268

Net Cash Used in Operating Activities	(1,503,508)	(364,212)	(1,867,720)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office and computer equipment	(18,736)	(17,632)	(36,368)
Purchase of Electric Charging Stations	(155,090)	-	(155,090)
Net Cash Used in Investing Activities	(173,826)	(17,632)	(191,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	100,000	100,000
Sale of common stock, net of issuing costs	1,448,046	885,000	2,333,046
Net Cash Provided By Financing Activities	1,448,046	985,000	2,433,046
NET CHANGE IN CASH	(229,288)	603,156	373,868

CASH AT BEGINNING OF PERIOD	603,156	-	-
CASH AT END OF PERIOD	$373,868	$603,156	$373,868

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES – Cash Paid For:
Interest expenses	$-	$-	$-
Income taxes	$-	$-	$-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$567,871	$-	$567,871
Inventory reclassified to Property and Equipment	$72,768	-	$-

See accompanying notes to the consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)

December 31, 2010 and 2009
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

  1.                  ORGANIZATION

Car Charging Group Inc. (“CCGI”) was incorporated on October 3, 2006 under the laws of the State of Nevada as New Image Concepts, Inc.  On November 20, 2009, New Image Concepts, Inc. changed its name to Car Charging Group, Inc.

Car Charging, Inc., was incorporated as a Delaware corporation on September 3, 2009.  Car Charging Inc. was created to develop electric charging service facilities for the electric vehicle (EV) automobile market.  Pursuant to its business plan, Car Charging Inc. (or its affiliates) acquires and installs EV charging stations, and shares servicing fees received from customers that use the charging stations with the property owner(s), on a property by property basis.   Car Charging, Inc., therefore, enters into individual arrangements for this purpose with various property owners, which may include, cities, counties, garage operators, hospitals, shopping-malls and  facility owner/operators.

During February, 2011, the Shareholders and Board of Directors authorized a decrease of our  issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-fifty (1:50) basis (the “Reverse Stock-Split”).  There was no change to the authorized amount of shares or to the par value. All share and per share amounts included in the consolidated financial statements have been adjusted retroactively to reflect the effects of the Reverse Stock-Split.

Merger

On December 7, 2009, CCGI entered into a Share Exchange Agreement (the “Agreement”) among CCGI and Car Charging, Inc. (“CCI”)

Pursuant to the terms of the Agreement, CCGI agreed to issue an aggregate of 10,000,000 restricted shares of CCGI's common stock and 10,000,000 shares of its Series A Convertible Preferred Stock to the CCI Shareholders in exchange for all of the issued and outstanding shares of CCI.

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

2.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial statements and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-K.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by ASC 915-10 “Development Stage Entitites.” The Company is still devoting substantially all of its effors on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

INVENTORY

The Company values inventories, which consist of purchased (EV) charging stations held for resale at the lower of cost or market.  Cost is determined on the first-in and first-out (“FIFO”) method.  The Company regularly reviews its inventory on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling.  The Company determined that there was no inventory obsolescence as of December 31, 2009.

In December 2010, management determined that EV Charging Stations that were previously recorded as inventory would be used for future installations by the Company and reclassified $72,768 in inventory to EV Charging Stations.

EV CHARGING STATIONS

EV Charging Stations represents the depreciable cost of charging devices that have been installed on the premises of participating owner/operator properties.  They are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three years. Upon sale, replacement or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income. The Company held approximately $156,000 in EV charging stations that were not placed in service as of December 31,2010. The Company will begin depreciating this equipment when installation is substantially complete. Depreciation for the years ended December 31, 2010 and for the period from September 3, 2009 (inception) through December 31, 2009 was $11,242, and $ 0, respectively.

In December 2010, management determined that EV Charging Stations that were previously recorded as inventory would be used for future installations and reclassified $72,768 in inventory to EV Charging Stations.

OFFICE AND COMPUTER EQUIPMENT

Office and computer equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income. Depreciation for the years ended December  31, 2010 and for the period from September 3, 2009 (inception) through December 31, 2009 was $4,932,  and $ 441, respectively.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2010 or 2009.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2010.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the consolidated statement of operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  Accordingly , when a customer completes use of a charging station, the service can be deemed rendered and revenue may be recognized

STOCK-BASED COMPENSATION FOR OBTAINING EMPLOYEE SERVICES

The Company accounts for equity instruments issued to employees and directors pursuant to paragraphs 718-10-30-6 of the FASB Accounting Standards Codification, whereby all transactions in which services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily measurable. The measurement date used to determine the fair value of the equity instrument issued is the earler of the date on which the performance is complete or the date on which it is probably that performance will occur.

The Company’s policy is to recognize compensation cost for awards with  service conditions and when applicable a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the year ended December 31, 2010 and 2009 , as they were anti-dilutive (after giving effect to the Reverse Stock-Split):

	2010	2009

Convertible notes issued on September 25, 2009	34,000,000	40,000,000

Preferred stock issued on December 7, 2009	25,000,000	25,000,000

Warrants issued on December 7, 2009	109,333	142,666

Warrants issued on April 1, 2010	55,000

Warrants issued on April 12, 2010	5,000

Warrants issued on April 27, 2010	440,000

Warrants issued on May 5, 2010	3,834

Warrants issued on August 25, 2010	1,043,433
Total Potential Dilutive Shares	60,656,600	65,142,666

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB amended guidance now codified as FASB ASC Topic 810, “Consolidation.” FASB ASC Topic 810 changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The amendment of FASB ASC Topic 810-10 establishes the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a subsidiary. FASB ASC Topic 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010. The adoption of FASB ASC Topic 810 as amended did not have an impact on our consolidated financial statements.

In January 2010, the FASB amended its guidance now codified as FASB ASC Topic 505-20, “Equity – Stock Dividends and Stock Splits,” to clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. These provisions of FASB ASC Topic 505 are effective for interim and annual periods ending after December 15, 2009 and, accordingly, are effective for us for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations as we do not currently have distributions that allow shareholders such an election.

In January 2010, the FASB issued authoritative guidance which requires new disclosures and clarifies existing disclosure requirements for fair value measurements. Specifically, the changes require disclosure of transfers into and out of “Level 1” and “Level 2” (as defined in the accounting guidance) fair value measurements, and also require more detailed disclosure about the activity within “Level 3” (as defined) fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the disclosures about purchases, sales, issuances and settlements of Level 3 assets and liabilities, which is effective for fiscal years beginning after December 15, 2010. As this guidance only requires expanded disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued amendments that modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

  3.                   GOING CONCERN

As shown in the accompanying financial statements, the Company has a retained deficit of   $12,510,742 at December 31, 2010, with a net loss for the year ended December 31, 2010 of $5,709,559 and net cash used in operating activities of $ 1,503,508 for the year then ended, respectively. The Company has earned no revenues since inception.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan, including installation of charging stations throughout the United States, provides the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.                    CONVERTIBLE NOTES PAYABLE

Convertible notes payable bear interest of 6% annually which is payable upon maturity on September, 25 2011. The notes have a  conversion price of $.0025 and a full ratchet reset feature.

During June, 2010, $5,000 of these notes was converted to 40,000 common shares.

During July, 2010, $10,000 of these notes was converted to 80,000 common shares.

Derivative analysis

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

The convertible  notes gave rise to a derivative liability which was recorded as a discount to the notes upon origination.

The embedded derivative of these notes was re-measured at December 31, 2010 yielding a gain on change in fair value of the derivative of $ 3,097,216, net of conversions to common stock, for the year ended December 31, 2010 as compared to a loss of $5,799,110 for the year ended December 31, 2009.  The derivative value of these notes at December 31, 2010, yielded a derivative liability at fair value of $ 2,701,894.  During the year ended December 31, 2010, the Company converted $15,000 in convertible notes payable to 120,000 shares of common stock. The conversion resulted in a reduction of the derivative liability and increase to paid-in capital of approximately $553,000.

On March 18, 2011, the Company issued 21,776,544 common shares pursuant to the conversion of $50,000 in notes payable together with $4,441of accrued interest.  This conversion was negotiated to mitigate the effect of the 1:50 Reverse-Split on the note conversion price which Management determined could have significantly dilutive effects.  The conversion of the  remaining $31,000 of convertible notes, together with interest thereon, is subject to further negotiation with the holders,however, all remaining  note holders have agreed that the original conversion rate of $.0025 will remain fixed  regardless of the  Reverse-Split.  Accordingly, if the balance of the notes were converted on a similar fixed basis, the Company would issue approximately 12,400,000 additional common shares.

5.                    COMMON  STOCK EQUIVALENTS

Subscription warrants –( all warrants are stated at post reverse-split [1:50] quantities and values)

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company entered into a Subscription Agreement for the sale of 61,333 units of securities of the Company aggregating $920,000. As of May 5, 2010, 3,834 additional units aggregating $57,500 were issued under similar terms as the December 7, 2009 subscription agreement.  Each unit consisted of one share of common stock and a warrant to purchase one share of Company’s common stock exercisable at $30.00 per share.  The exercise price is subject to a full ratchet reset feature. As of December 31, 2010, pursuant to the terms of the reset feature, the exercise price of these warrants was reset to 89,333 warrants exercisable at $15.00 per share and 3,834 warrants exercisable at $30.00 per share.. The fair value of these warrants granted, were estimated on the date of grant, and recorded as a derivative liability. The derivative was re-measured at December 31, 2010 using their reset value yielding a Gain for the year ended December 31, 2010 on the change in fair value of $ 225,579 as compared to a loss in fair value of $1,182,375 during the year ended December 31, 2009. The outstanding liability for the related derivative liability was $636,220 at December 31, 2010.

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company also issued warrants to purchase 20,000 shares of Company’s common stock exercisable at $30.00 per share.  The exercise price is subject to a full ratchet reset feature. As of December 31, 2010, pursuant to the terms of the reset feature, the exercise price of these warrants was reset to $15.00 per share. The derivative for these 20,000 warrants was re-measured at December 31, 2010 yielding a derivative liability of $129,749, which results from a gain on change in fair value for the year ended December 31, 2010 of $15,589 as compared to a loss in fair value during 2009 of $145,338. The outstanding liability for the related derivative liability was $129,749 at December 31, 2010.

Compensation warrants ––( all warrants are stated at post reverse-split [1:50] quantities and values)

On April 12, 2010, the Company issued 5,000 warrants to purchase shares exercisable at $42.50 per share.  The fair value of these warrants, estimated on the date of grant, was recorded as a expense for consulting services of $32,355.

On April 1, 2010, the Company issued 55,000 warrants to purchase shares of the Company’s common stock, 5,000 at an exercise price of $15.00 and 50,000 warrants exercisable at $30.00 per share. On April 27, 2010, the Company issued warrants to purchase 440,000 shares of Company’s common stock exercisable at $15 per share. The exercise price of these 440,000 shares is subject to a full ratchet reset feature. The fair value of all of these warrants, estimated on the date of grant, was recorded as compensation expense of $3,099,009.

On August 25, 2010, the Company issued 1,033,433 warrants to purchase shares of the Company’s common stock exercisable at $15 per share.  The exercise price of these warrants is subject to a full ratchet reset feature. The Company also issued 10,000 warrants to purchase shares of the Company’s common stock exercisable at $51.50 per share.   The fair value of all of the warrants, estimated on the date of grant, was recorded as compensation expense of $3,896,075.

The following table summarizes outstanding warrants by Expiration Date at December 31, 2010:

Quantity	Exercise Price	Expiration Date

20,000	15.00	December 7, 2012
89,333	15.00	December 7, 2014
50,000	30.00	April 1, 2013
5,000	15.00	April 1, 2013
5,000	42.50	April 12, 2013
440,000	15.00	April 27,2013
3,834	30.00	May 5, 2015
103,000	15.00	August 25, 2012
930,433	15.00	August 25, 2013
10,000	51.50	August 25, 2013
1,656,600

6.                    STOCKHOLDERS’ DEFICIT

       Series A Convertible Preferred Stock

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company issued 10,000,000 shares of Series A Convertible Preferred Stock with a par value of $0.001.

The Series A has five (5) times the number of votes on all matters to which common share holders are entitled, bears no dividends,   has a liquidation value eight times that sum available for distribution to common stock holders and is convertible at the option of the holder after the date of issuance at a rate of 2.5 shares of common stock for every preferred share issued however, the preferred shares cannot be converted if conversion would cause the holder to own more than 4.99% of the outstanding shares of common stock (or after 61 days up to 9.99%).

The Company is authorized to issue 500,000,000 shares of common stock and 20,000,000 shares of preferred stock.

Common stock (all stock and  warrants are stated at post reverse-split [1:50] quantities and values)

On December 7, 2009 the Company entered into a Subscription Agreement for the sale of 61,333 units of securities of the Company aggregating $920,000. Each unit consisted of one share of common stock and a warrant to purchase one share of Company’s common stock exercisable at $30.00 per share.  The Company received $885,000, which was net of costs of $35,000.

On February 19, 2010, the Company issued 92,000 shares of its common stock at $.05 per share, to extinguish a debt to its founders of $4,600 included in accounts payable. The stock was treated as founders’ shares and issued at its par value of $0.001.

On February 19, 2010, the Company issued 8,500 shares of its common stock at $15 per share, for services performed with a fair value of $127,500.

On May 5, 2010, the Company issued 3,834 shares of common stock at $15.00 per share with warrants attached exercisable at $30.00 per share.  See the description of warrants with embedded derivatives in Note 5 above for a more complete description of this transaction.

During June 2010, the Company issued 40,000 shares of common stock at $.125 each, in exchange for $5,000 of convertible notes payable . During July 2010 the Company issued 80,000 shares of common stock at $.125 each, in exchange for $10,000 of convertible notes payable See the derivative analysis of this transaction in Note 4 above for a complete description of this transaction.

On July 30, 2010, the Company issued 36,667 shares of common stock at $15.00 per share.

On August 19, 2010, the Company issued 6,000 shares of its common stock at $ 51.50 per share, for services performed with a fair value of $ 309,000.

On September 7, 2010, the Company issued 66,667 shares of common stock at $15.00 per share, together with 6,667 shares of common stock for services performed in connection with the sale of these share. The Company received $ 886,005, which was net of costs of $113,995.

7.                    INCOME TAXES

   Deferred tax assets

Income Taxes

No provision has been recorded for the years ended December 31, 2010 and 2009 since the company had net losses and the increase in the deferred tax asset was offset by the valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred income taxes are as follows:

Deferred Tax Asset (Liability):

	2010	2009

Net tax loss carry forwards	$385,359	$68,107
Derivative liability	638,139	1,269,973
Stock based compensation	1,467,543	-
Tax credit carry forward	35,970	-
	2,527,011	1,338,080
Valuation allowance	(2,527,011	(1,338,080
Non current deferred income tax assets	$0	$0

At December 31, 2010 and 2009, the Company had a net operating loss carry forwards for both federal and state purposes of approximately $1.9 million and $.3 million, respectively, which may be offset against future taxable income through 2030.

The Company has determined that a valuation for the entire income tax provision is required. A valuation allowance is required if, based on the weight of evidence, it is more likely than not that some or the entire portion of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary to reduce the deferred tax asset to zero, the amount that will more likely not be realized. The change in the valuation allowance for the current year is $1.189 million.

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Years Ended December 31, 2010 and 2009

Federal statutory income tax rate	15.0%
State taxes net of federal benefit	5.0%
20.0%
Change in valuation allowance on deferred tax asset	(20.0)%
Effective income tax rate	0.0%

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). Now codified FASB ASC 740-10-25-9 provides guidance on how to determine whether a tax position is effectively settled for purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operation.

8.            RELATED PARTY

During 2010, the Company  paid consulting fees to a company that is owned by its Chief Executive Officer amounting to $206,000. These fees were paid pursuant to the terms of a two-year support services contract that was in place prior to the CEO’s employment. In addition the Company has granted that entity 1,126,667 warrants for services valued at $4,951,114.

9.          COMMITMENTS

The company has entered into several contracts that obligate it to future office space lease payments and consulting contracts for financial and investor relations services.  The following is a summary of these commitments:

a)	At December 31, 2009, the Company entered into a three (3) year lease for office space at approximately $75,000 per year.

b)
During November, 2009, the Company entered into a two (2) year financial consulting agreement (see related party note 9) that obligates the Company to remit $10,000 per month , 5% of any capital arranged and $500 for each introduction to a partner/landowner who allows the installation of the Company’s EV devices together with up to 20,000 warrants to acquire common stock at $15.00 per share and 5% of the generated revenue from the usage of those units installed; this commitment aggregated to $240,000 plus a $75,000 bonus, and derivative liability of $129,749.

c)
At December 31, 2010, pursuant to a public relations agreement the Company is committed for one year to payments that aggregate to $7,000 per month and issuance of up to $1,500 worth of shares of common stock per month; this contracts is subject to cancellation on one month’s notice.

10.                  SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date these financial statements were issued. During March, 2011, the Company entered into a short-term note agreement for $125,000; the note bears 12% interest and matures on June 16, 2011.

In January 2011, the Company converted $4,000 of convertible debt into 32,000 shares of common stock.

As discussed in Note 4, in March  2011, the Company converted $50,000 and related accrued interest  to 21,776,544 shares of common stock.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 17, 2011, we dismissed Li & Company, PC (“Li”) as our independent registered public accounting firm. The Board of Directors of the Company approved such dismissal on January 17, 2011

ii	The Company’s Board of Directors participated in and approved the decision to change our independent registered public accounting firm.

iii
Li’s reports on the financial statements of the Company for the year ended December 31, 2009 contained a modification to the effect that there was substantial doubt as to the Company’s ability to continue as a going concern.  Except for that modification, the reports did not contain any adverse opinion or disclaimer of opinion nor were the reports qualified or modified as to uncertainty, audit scope, or accounting principle..

iv
During the fiscal year ended December 31, 2009, and through January 17, 2011 there were (i) no disagreements with Li on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Li, would have caused Li to make reference thereto in its report on the Company’s financial statements for such fiscal year; and (ii) no reportable events as set forth in Item 304(a)(1)(iv) of Regulation S-K.

On January 17, 2011, the Board of Directors appointed Goldstein Schechter Koch P.A. (“GSK”) as the Company’s new independent registered public accounting firm. The decision to engage GSK was approved by the Company’s Board of Directors on January 17, 2011.

ii
Prior to January 17, 2011, the Company did not consult with GSK regarding (1) the application of accounting principles to a specified transactions, (2) the type of audit opinion that might be rendered on the Company’s financial statements, (3) written or oral advice was provided that would be an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issues, or (4) any matter that was the subject of a disagreement between the Company and its predecessor auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2010 and that a material weakness in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2010:

(1) Lack of an independent audit committee or audit committee financial expert.  Although our board of directors serves as the audit committee it has no independent directors. Further, we have not identified an audit committee financial expert on our board of directors.  These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

Our management determined that this deficiency constituted material weaknesses.

Due to our small size, we are not able to immediately take any action to remediate this material weakness. However, an audit committee will be formed when circumstances permit. Notwithstanding the assessment that our ICFR was not effective and that there was a material weakness as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report,  for   the  year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages as of April 1, 2011 are as follows:

Name	Age	Principal Positions With Us
Andy Kinard	45	President, Director
Richard Adeline	67	Chief Financial Officer, Treasurer, Director
Michael Bernstein	41	Director, General Counsel
Michael D. Farkas	39	Chief Executive Officer, Director

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

During the year immediately prior to his joining our Company Mr. Kinard sold electric vehicles in Florida.  He has City, County, and State contacts throughout Florida, and has attended every car show, and green fair in the State.

Richard Adeline, Chief Financial Officer, Treasurer, Director

Since 1984, Richard has been in practice as a CPA in Florida specializing in financial planning, tax preparation and business consulting for both public and non-public companies. Richard is well versed in the reporting requirements for public companies.

Prior to forming his own practice, Richard served as an Audit Manager at Arthur Andersen and Coopers & Lybrand (PriceWaterhouseCoopers), as well as the CFO of Insurance Exchange of the Americas, Inc. He is a licensed CPA in the states of Florida and New York and is a registered Financial Advisor that holds both Life and Health Insurance licenses, as well as various FINRA certifications. Mr. Adeline is a graduate of the City University of New York (Hunter College) in 1965 with a BS in Accounting.

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

Mr. Farkas, Mr. Kinard and Mr. Adeline will be responsible for managing the day to day operations and strategic planning for the Company.

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

 Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2010.

Code of Ethics

Our code of ethic is incorporated by reference to Form 10-K/A for the year ended December 31, 2008 filed September 30, 2009.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2010, and 2009 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Andy Kinard, President,*	2010	$84,000							$84,000
	2009	0	0	0	0	0	0	0	$0

Michael D. Farkas, Chief	2010	$20,000	60,000						$80,000
Executive Officer*	2009	0	0	0	0	0	0	0	0

Richard Adeline, Chief Financial Officer,	2010	$61,500							$61,500
Treasurer*	2009	0	$0	0	0	0	0	0	$0

Option Grants. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table for the year ended December 31, 2010.

No warrants were exercised .during the year ended December 31, 2009 or 2010.

Long-Term Incentive Plan (“LTIP”) Awards Table.  No awards made  during the years ended December 2009 or 2010 under any LTIP

Employment Contract

The Company entered into an employment agreement with the CEO on October 15,2010. The agreement is for three years and stipulates a base salary of $120,000 in year one, $240,000 in year two and  $360,000 in year three. The agreement also included  a signing bonus of $60,000 upon commencement of the agreement. The Employment Agreement is filed as an exhibit to this Form 10-K.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 1, 2011 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and address of Beneficial Owner	Number of Common Shares Owned	Number of Series A Preferred Shares	Number of Warrants Owned	Percentage of Class of Common Stock (2)	Percent of Voting Class (3)
Richard Adeline (1) 1691 Michigan Avenue, Suite 425 Miami Beach, FL 33139	0	0	54,333	0%	0.00%

Andy Kinard (1) 1691 Michigan Avenue, Suite 425 Miami Beach, FL 33139	0	0	40,000	0%	0.00%

Michael Bernstein (1) 1691 Michigan Avenue, Suite 425 Miami Beach, FL 33139	40,000	0	68,667	0%	0.00%

Michael D. Farkas 1691 Michigan Avenue, Suite 425 Miami Beach, FL 33139	0	0	1,146,667(4)	0%	0.00%

Gravity Capital Partners, Ltd. Tashur 27A PO Box 2256 Zich Ron Yaakov Israel 514 332 319	554,200	10,000,000	0	2.3%	48.85%

Ze’evi Group, Inc. 6538 Collins Avenue, Suite 57 Miami Beach, FL 33141	21,776,544	0	0	92.2%	0%

(1)	We have not entered into a formal engagement with Andy Kinard, Richard Adeline or Michael Bernstein; however, we expect that each will receive equity compensation under the terms of their employment.

(2)	Based on 23,609,067 common shares outstanding after the Reverse-Split dated February 25, 2011.

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

(4)	1,146,667 warrants were granted to The Farkas Group, Inc which is wholly-owned by Michael D. Farkas.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party except as indicated:

(A)
Any of our directors or officers;
- During 2010, the Company  paid consulting fees to a company that is owned by its Chief Executive Officer amounting to $206,000. These fees were paid pursuant to the terms of a two-year support services contract that was in place prior to the CEO’s employment. In addition the Company has granted that entity 1,126,667 warrants for services valued at $4,951,114.

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

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were billed approximately $62,340 and $7,500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

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

3.2 *	Certificate of Designation designating the rights of the Series A Convertible Preferred Shares
4.1 *	Subscription Agreement
4.2 *	Form of Warrant
10.1	Consulting Agreement by and between Car Charging, Inc. and The Farkas Group, Inc. dated October 20, 2009**
10.2	Investor Relations Consulting Agreement between Z.A. Consulting, Inc. and New Image Concepts, Inc. d/b/a Car Charging Group dated January 1, 2010**
10.3	Settlement Agreement and Release between Z.A. Consulting, Inc., David Zazoff and Car Charging Group, Inc. dated August 19, 2010**
10.4	Public Relations Agreement by and between Beckerman Public Relations and Car Charging, Inc. dated December 14, 2009**
10.5	Novacharge, LLC Electric Vehicle Charging Station Authorized Reseller Agreement between Novacharge, LLC and Echarging Stations, LLC dated October 16, 2009.**
10.6	Lease Agreement between 1691 Michigan Avenue Investment LP and Car Charging Inc. dated December 1, 2009.**
10.7	Car Charging Provider Agreement Form.**(1)
10.8	Executive Employment Agreement between the Company and Michael D. Farkas
14.1	Code of Ethics
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*  Filed as exhibits to the Form 8-K filed with the SEC on December 11, 2009.
** Filed as an exhibit to Form 10-Q for the period ended September 30, 2010 filed on December 14, 2010
(1)Certain portions of the exhibit have been omitted based upon a request for confidential treatment.  The non-public information has been filed with the Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAR CHARGING GROUP, INC.

Dated:  April 13,2011

By: /s/ Michael D. Farkas
Michael D. Farkas,
Chief Executive Officer
Principal Executive Officer

By: /s/ Richard Adeline
Richard Adeline
Chief Financial Officer
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	Chief Executive Officer, Principal Executive Officer and Director	April 13, 2011
Michael D. Farkas

/s/ Richard Adeline	Chief Financial Officer, Principal Accounting Officer and Director	April 13, 2011
Richard Adeline

/s/Michael Bernstein	Director and General Counsel	April 13, 2011
Michael Bernstein

/s/Andy Kinard	President and Director	April 13, 2011
Andy Kinard