Form 10-Q
period 2011-03-31
Car Charging Group, Inc.
filed 2011-05-23
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to  ______.

CAR CHARGING GROUP, INC.
 (Exact name of registrant as specified in charter)

Nevada	33-1155965	03-0608147
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employee Identification No.)

1691 Michigan Avenue, Sixth Floor
Miami Beach, FL  33139
 (Address of principal executive offices)
  _______________

(305) 521-0200
 (Registrant’s telephone number, including area code)
_______________

 (Former name or former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of May 16, 2011: 23,609,067 shares of common stock, $0.001 par value were issued and outstanding.

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
March 31, 2011

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

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements
CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
March 31, 2011

Index to Financial Statements

FINANCIAL STATEMENTS	Page #

Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	F-1

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011and 2010 and for the Period from September 3, 2009 (Inception) through March 31, 2011 (Unaudited)	F-2

Condensed Statement of Stockholders’ Equity (Deficit) for the Period September 3, 2009 (Inception) through March 31, 2011 (Unaudited)	F-3

Condensed Consolidated Statements of Cash flows for the Three Months Ended March 31, 2011and 2010 and for the Period from September 3, 2009 (Inception) through March 31, 2011 (Unaudited)	F-4

Condensed Notes to the Consolidated Financial Statements (Unaudited)	F-5

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31 2011	December 31 2010
ASSETS	(UNAUDITED)
Current Assets:
Cash	$39,498	$373,868
Prepaid expenses and other current assets	111,261	78,004
Total current assets	150,759	451,872
OTHER ASSETS:
Deposits	36,468	69,696
EV Charging Stations (net of accumulated depreciation of $27,390 and $11,242, respectively)	307,439	216,616
Office and computer equipment (net of accumulated depreciation of $7,045 and $5,373, respectively)	29,323	30,995
Total other assets	373,230	317,307
TOTAL ASSETS	$523,989	$769,179

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$99,007	$104,432
Note payable to stockholder	125,000
Accrued interest	5,249	7,268
Current maturities of Convertible notes payable, net of discount of $ 5,976 and $15,614, respectively	25,024	69,387
Total current liabilities	254,280	181,087
Derivative liabilities	134,374	3,467,864
Total liabilities	388,654	3,648,951
Stockholders' Equity (Deficit):
Series A Convertible Preferred stock: $0.001 par value; 20,000,000 shares authorized and designated as Series A; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock: $0.001 par value; 500,000,000 shares authorized; 23,609,067 and 1,796,817 shares issued and outstanding, respectively	23,610	1,797
Additional paid-in capital	10,241,884	9,619,173
Equity (Deficit) Accumulated in Development Stage	(10,140,159)	(12,510,742)
Total Stockholders’ Equity (Deficit)	135,335	(2,879,772)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$523,989	$769,179

See accompanying notes to the condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Period from September 3, 2009 (Inception) to March 31, 2011

Revenues	$-	$-	$-

Operating expenses:

Compensation	647,520	201,642	8,743,685
Other operating expenses	101,398	0	402,148
General and administrative	201,928	128,008	1,036,137

Total operating expenses	950,846	329,650	10,181,970

Income (loss) from operations	(950,846)	(329,650)	(10,181,970)

Other income (expense):
Interest expense, net	(12,061)	(7,476)	(48,281)
Gain on change in fair value of
derivative liability	3,333,490	2,408,648	90,092

Total other income (expense)	3,321,429	2,401,172	41,811

Income (loss) before income taxes	2,370,583	2,071,522	(10,140,159)

Income tax provision	-	-	-

Net Income (loss)	$2,370,583	$2,071,522	$(10,140,159)

Net income per common share – basic and diluted	$.47	$1.38
Weighted average number of common shares outstanding – basic and diluted	4,972,576	1,501,151

See accompanying notes to the condensed consolidated financial statements.

CAR CHARGING GROUP, INC .
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from September 3, 2009 (inception) to March 31, 2011

			Common Stock
	Preferred Shares	Preferred Amount	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated in the Development Stage	Total Stockholders' Equity (Deficit)
Balance at September 3, 2009 (Inception)	-	$-	1,000,000	$50,000	$(50,000)	$-	$-
Reverse acquisition adjustment	10,000,000	10,000	395,150	19,758	(70,515)		(40,757)
Sale of common (net of derivative liability of warrants of $586,535)			61,333	3,067	295,398		298,465
Reverse Split 1:50				(71,369)	71,369
Net loss						(6,801,183)	(6,801,183)
Balance at December 31, 2009	10,000,000	10,000	1,456,483	1,456	246,252	(6,801,183)	(6,543,475)
Common stock issued for debt to founders			92,000	4,600			4,600
Common stock issued for services			21,167	1,058	432,441		433,499
Common stock issued for conversion of convertible notes (net of derivative liability for conversion feature of $ 552,872)			120,000	6,000	561, 872		567,872
Sale of common stock with warrants attached (net of derivative liability on 3,834 warrants of $ 75,839)			3,834	191	(18,531)		(18,340)
Common stock issued for cash			103,333	5,167	1,385,380		1,390,547
Warrants issued for
services					6,995,084		6,995,084
Reverse split 1:50				(16,675)	16,675
Net loss						(5,709,559)	(5,709,559)
Balance at December 31, 2010	10,000,000	$10,000	1,796,817	$1,797	$9,619,173	$(12,510,742)	$(2,879,772)
Common stock issued for conversion of convertible notes and accrued interest			21,808,544	21,809	36,632		58,441
Common stock issued for services			3,706	4	102,496		102,500
Warrants issued for services					483,583		483,583
Net income						2,370,583	2,370,583
Balance at March 31, 2011 (unaudited)	10,000,000	$10,000	23,609,067	$23,610	$10,241,884	$(10,140,159)	$135,335

See accompanying notes to the condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Period from September 3, 2009 (Inception) to March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ( loss)	$2,370,583	2,071,522	(10,140,159)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	17,957	7,407	34,572
Amortization of discount on convertible notes payable	9,638	-	43,439
Change in fair value of derivatives liability	(3,333,490)	(2,408,648)	(90,092)
Common stock and warrants issued for services	586,084	42,500	8,044,097
Changes in operating assets and liabilities:
Inventory	-	(200)	(72,768)
Prepaid expenses and other current assets	(33,257)	58,186	(111,261)
Deposits	33,228	(2,920)	(36,468)
Accounts payable and accrued expenses	(5,426)	(79,661)	98,969
Accrued interest	2,602	-	9,870
Net Cash Used in Operating Activities	(352,081)	(311,814)	(2,219,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office and computer equipment	-	(1,681)	(36,368)
Purchase of Electric Charging Stations	(107,289)	-	(262,379)
Net Cash Used in Investing Activities	(107,289)	(1,681)	(298,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	-	100,000
Proceeds from notes payable to stockholder	125,000		125,000
Sale of common stock, net of issuing costs	-	-	2,333,046
Net Cash Provided By Financing	125,000	-	2,558,046

NET CHANGE IN CASH	(334,370)	(313,495)	39,498

CASH AT BEGINNING OF PERIOD	373,868	603,156	-
CASH AT END OF PERIOD	$39,498	$289,661	$39,498

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES – Cash Paid For:
Interest expenses	$-	-	$0
Income taxes	$-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt and accrued interest	$58,441	$4,600	$567,871
Inventory reclassified to Property and Equipment	$0	-	$72,768

See accompanying notes to the condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
March 31, 2011
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
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

During February 2011, the Shareholders and Board of Directors authorized a decrease of our  issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-fifty (1:50) basis (the “Reverse Stock-Split”).  There was no change to the authorized amount of shares or to the par value. All share and per share amounts included in the consolidated financial statements have been adjusted retroactively to reflect the effects of the Reverse Stock-Split.

Merger

On December 7, 2009, CCGI entered into a Share Exchange Agreement (the “Agreement”) with Car Charging, Inc. (“CCI”)

Pursuant to the terms of the Agreement, CCGI agreed to issue an aggregate of 10,000,000 restricted shares of CCGI's common stock and 10,000,000 shares of its Series A Convertible Preferred Stock to the CCI Shareholders in exchange for all of the issued and outstanding shares of CCI.

The merger was accounted for as a reverse acquisition and recapitalization. CCI is the acquirer for accounting purposes and CCGI is the issuer. Accordingly, CCGI’s historical financial statements for periods prior to the acquisition became those of the acquirer retroactively restated for the equivalent number of shares issued in the merger. Operations prior to the merger are those of CCI.  From inception on September 3, 2009 until the merger date, December 7, 2009, CCI had minimal operations with no revenues. Earnings per share for the period prior to the merger are restated to reflect the equivalent number of shares outstanding.

The consolidated financial statements consist of CCGI and its wholly-owned subsidiaries, collectively referred to herein as the “Company” or “Car Charging.” All intercompany transactions and balances have been eliminated in consolidation.

2.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on April 13, 2011.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by ASC 915-10 “ Development  Stage Entities .” The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception  have been considered as part of the Company’s development stage activities.

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

EV CHARGING STATIONS

EV Charging Stations represents the depreciable cost of charging devices that have been installed on the premises of participating owner/operator properties. They are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three years. Upon sale, replacement or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income. The Company held approximately $141,000 and $156,000  in EV charging stations that were not placed in service as of March 31,2011 and December 31, 2010, respectively. The Company will begin depreciating this equipment when installation is substantially complete. Depreciation for the three months ended March 31, 2011and 2010, and for the period from September 3, 2009 (inception) through March 31, 2011 was $16,285, and $0, and $27,390, respectively.

In December 2010, management determined that EV Charging Stations that were previously recorded as inventory would be used for future installations and reclassified $72,768 in inventory to EV Charging Stations.

OFFICE AND COMPUTER EQUIPMENT

Office and computer equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income. Depreciation for the three months ended March 31, 2011 and 2010, and for the period from September 3, 2009 (inception) through March 31, 2011 was $1,673,  and $ 1,140 and  $7,045, respectively.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of March 31, 2011 .

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2011.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the consolidated statement of operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  Accordingly , when a customer completes use of a charging station , the service can be deemed rendered and revenue may be recognized

STOCK-BASED COMPENSATION FOR OBTAINING EMPLOYEE SERVICES

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the three months ended March 31, 2011 and 2010, as they were anti-dilutive (after giving effect to the Reverse Stock-Split):

	2011	2010

Convertible notes issued on September 25, 2009	12,400,000	34,000,000

Preferred stock issued on December 7, 2009	25,000,000	25,000,000

Warrants issued on December 7, 2009	76,000	76,000

Warrants issued on April 1, 2010	55,000

Warrants issued on April 12, 2010	5,000

Warrants issued on April 27, 2010	440,000

Warrants issued on May 5, 2010	3,834

Warrants issued on August 25, 2010	1,043,433

Warrants issued on February 17, 2011	31,111
Total Potential Dilutive Shares	39,054,378	59,076,000

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

  3.                   GOING CONCERN

As shown in the accompanying financial statements, the Company has a retained deficit of $10,140,159 at March 31, 2011, with a net income for the three months ended March 31, 2011 of $2,370,583 and net cash used in operating activities of $352,081 for the three month period then ended, respectively. In addition, debt maturing during 2011 will be approximately $325,000 (includes short-term debt referred to in the subsequent events note below).  The Company has earned no revenues since inception. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

4.                     NOTE PAYABLE TO STOCKHOLDER

On March 14, 2011, the Company borrowed $125,000 from its principal shareholder, Ze’ evi  Group, Inc. The note  bears interest of 12% which is payable at maturity, June 14, 2011.

5.                    CONVERTIBLE NOTES PAYABLE

Convertible notes payable bear interest of 6% annually which is payable upon maturity on September, 25 2011. The notes have a  conversion price of $.0025.

During June, 2010, $5,000 of these notes was converted to 40,000 common shares.

During July, 2010, $10,000 of these notes was converted to 80,000 common shares.

During January, 2011. $4,000 of these notes was converted to 32,000 common shares.

During March, 2011, $50,000 of these notes together with $4,441 of accrued interest were converted to 21,776,544 common shares

On March 18, 2011, the Company issued 21,776,544 common shares pursuant to the conversion of $50,000 in notes payable together with $4,441of accrued interest. This conversion was negotiated to mitigate the effect of the 1:50 Reverse-Split on the note conversion price which Management determined could have significantly dilutive effects. The conversion of the remaining $31,000 of convertible notes, together with interest thereon, is subject to further negotiation with the holders, however, all remaining note holders have agreed that the original conversion rate of $.0025 will remain fixed regardless of the Reverse-Split. Accordingly, if the balance of the notes were converted on a similar fixed basis, the Company would issue approximately 12,400,000 additional common shares.

Derivative analysis

Upon their origination these notes were determined to have had full reset adjustments based upon the issuance of equity securities by the Company in the future, This feature subjected the notes to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) 07-5). The notes have been measured at fair value using a lattice model at each reporting periods with gains and losses from the change in fair value of derivative liabilities recognized on the consolidated statement of operations. The convertible  notes gave rise to a derivative liability which was recorded as a discount to the notes upon origination.

The agreements between the Company and the note holders to fix the conversion rate stated in the convertible notes effectively removed the embedded derivative from the convertible notes as future conversions are no longer subject to reset. Accordingly the derivative liability related to the  notes was adjusted to $0 at March 31, 2011 and the Company recognized a gain on the change in value of the derivative liability of $2,701,894 for the three months then ended. The Company recognized a gain of $2,214,894 on the change in derivative liability during the three months ended March 31, 2010.

6.                    COMMON STOCK EQUIVALENTS

Subscription warrants

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company entered into a Subscription Agreement for the sale of 61,333 units of securities of the Company aggregating $920,000. As of May 5, 2010, 3,834 additional units aggregating $57,500 were issued under similar terms as the December 7, 2009 subscription agreement. Each unit consisted of one share of common stock and a warrant to purchase one share of Company’s common stock exercisable at $30.00 per share. The exercise price is subject to a full ratchet reset feature. As of December 31, 2010, pursuant to the terms of the reset feature, the exercise price of these warrants was reset to 89,333 warrants exercisable at $15.00 per share and 3,834 warrants exercisable at $30.00 per share. The fair value of these warrants granted, were estimated on the date of grant, and recorded as a derivative liability. The derivative was re-measured at March 31, 2011 using their reset value yielding a Gain for the three months ended March 31, 2011 of $524,930. The outstanding liability for the related derivative liability was $93,167 at March 31, 2011.

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company also issued warrants to purchase 20,000 shares of Company’s common stock exercisable at $30.00 per share. The exercise price is subject to a full ratchet reset feature. As of December 31, 2010, pursuant to the terms of the reset feature, the exercise price of these warrants was reset to $15.00 per share. The derivative for these 20,000 warrants was re-measured at March 31, 2011 and December 31, 2010 yielding a derivative liability of $ 23,083 and $129,749, respectively, which results from a gain on change in fair value for the three months ended March 31, 2011.

Compensation warrants

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

On February 17, 2011, the Company issued 66,667 warrants to purchase shares of the Company’s common stock exercisable at $15 per share. The exercise price of these warrants is subject to a full ratchet reset feature. The fair value of all of the warrants, estimated on the date of grant, was recorded as compensation expense of $ 483,583.

7.                     STOCKHOLDERS’ DEFICIT

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

During June 2010, the Company issued 40,000 shares of common stock at $.125 each, in exchange for $5,000 of convertible notes payable .  During July 2010 the Company issued 80,000 shares of common stock at $.125 each, in exchange for $10,000 of convertible notes payable.  During January 2011, the Company issued 32,000 shares of common stock at $.125 each, in exchange for $4,000 of convertible notes payable. During March, 2011, the Company issued 21,776,544 common shares in exchange for $50,000 of convertible notes payable and related interest of $4,441.  See the derivative analysis of this transaction in Note 4 above for a description of this transaction.

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

On January 3, 2011, the Company issued 250 shares of common stock in payment of $17,000 in services that had been received during 2010. In addition, the Company entered into a continuing services agreement that provides for issuance of $1,500 of common stock per month (see commitments note). The Company issued 3,706 shares of common stock during the three months ended March 31, 2011, in accordance with the agreement.

On February 4, 2011, the Company issued 3,000 shares of common stock in payment of  $81,000 in services.

8.                     COMMITMENTS

The company has entered into several contracts that obligate it to future office space lease payments and consulting contracts for financial and investor relations services. The following is a summary of these commitments:

a)
At March 31, 2011, the Company entered into a three (3) year lease for office space at approximately $132,480  per year, with an option to renew for an additional three years at approximately $137,655 per year.

b)
During November, 2009, the Company entered into a two (2) year financial consulting agreement with an entity that is owned by its CEO, that obligates the Company to remit $10,000 per month , 5% of any capital arranged and $500 for each introduction to a partner/landowner who allows the installation of the Company’s EV devices together with up to 20,000 warrants to acquire common stock at $15.00 per share and 5% of the generated revenue from the usage of those units installed; this commitment aggregated to $240,000 plus a $75,000 bonus, and derivative liability of $23,083.

c)
At December 31, 2010, pursuant to a public relations agreement the Company is committed for one year to payments that aggregate to $7,000 per month and issuance of up to $1,500 worth of shares of common stock per month; this contracts is subject to cancellation on one month’s notice.

9.                  SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2011 through  the date when these financial statements were filed to determine if they must be reported. Management reports that the Company has initiated a series of  short-term loans intended to provide adequate cash flow while it works toward a long-term financing and revenue solution. In this connect the Company has entered into $200,000 in 30 day loans at 10%. Management has determined that the were  no other reportable subsequent event to be reported.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following  provides  information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto. Car Charging Group, Inc. (formerly, New Image Concepts, Inc.) entered into a Share Exchange Agreement on December 7, 2009, with Car Charging, Inc.  New Image Concepts Inc was a development stage entity that had a failed business plan and Car Charging Inc., formed on September 3, 2009, to develop a market to service electric vehicle charging.  Following the closing of the Share Exchange Agreement, the Company intends to identify and acquire the best possible auto charging devices and install them on properties (large garages, shopping-malls, hospitals, cities, and the like) owned by third parties, which through LLC  (CCGI subsidiaries) arrangements, share in service revenue generated from customer charging station use. Such use is not anticipate in any significant volume until sometime after the third calendar quarter of 2011, when automobile manufacturers are scheduled to mass produce and sell electric vehicles to the public.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011

Our net  operating loss during the three months ended March 31, 2011 is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses. Losses from operations for the three months ended March 31, 2011 amounted to $950,846, which primarily consists of  compensation expense of $647,520 (including consulting fees of $523,813 - $483,583 of this consulting expense represents the non-cash estimated cost of warrants that were issued for services during the period), Promotion expense of $ 93,500, and Public / Investor Relations expense of approximately $24,000.

During the three months ended March 31, 2011, management has entered into agreements to install EV devices at five locations and is in the process of hiring additional sales staff and negotiating additional potential installation sites.

During this three month period the change in the Company’s liability related to embedded derivative transactions resulted in a  gain on change in fair value of $ 3,333,490. In March 2011, the Company entered into agreements with the remaining convertible notes holders to fix the conversion rate of the convertible notes. These agreements effectively removed the embedded derivative from the convertible notes as future conversions are no longer subject to reset. Accordingly the derivative liability related to the  notes was adjusted to $0 at March 31, 2011 and the Company recognized a gain on the change in value of the derivative liability of $2,701,894 from the convertible notes for the three months then ended. The Company recognized an additional gain of approximately $631,000 during the three months ended March 31, 2011 from the change in the embedded derivative liability related to subscription and success warrants.

FOR THE THREE MONTHS ENDED MARCH 31, 2010

Our net loss during the three months ended March 31, 2010, is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses. Losses from operations for the three months ended March 31, 2010 amounted to $329,650, which primarily consists of  compensation expense of  $201,642 and Public / Investor Relations expense of $258,540. During these three months management has entered into agreements to install EV devices at three locations and is process of hiring additional sales staff and negotiating additional potential installation cites.

During this three month period the change in the Company’s liability related to embedded derivative transactions resulted in a  gain on change in fair value of $2,408,648.

PERIOD FROM  SEPTEMBER 3, 2009 (DATE OF INCEPTION) THROUGH MARCH 31, 2011

Our cumulative net operating loss since inception is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses. Losses from operations since inception have amounted to $10,140,159 (including non-cash charges of $8,044,097 which is the estimate value of warrants and common stock issued for services) primarily consisting of consulting ($851,954), professional fees ($204,317)  and public/investor relations fees ($570,018). The Company’s officers and staff have initiated a number of negotiations to install the selected charging stations (currently supplied by Coulomb Technologies, a California corporation which was founded in 2007) through-out the United States and Europe. Manufacture and supply of electric vehicles that will require utilization of the Company’s services is not anticipated to be significant until the last calendar quarter of 2011; this gives the Company adequate time to develop its distribution plan, but also requires that the Company continue to develop capital sources.

1

Our cumulative liability related to embedded derivative transactions resulted in a liability of $134,374 as of March 31, 2011.  The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense ($3,333,490 gain for the three months ended March 31, 2011). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Liquidity and Capital Resources

The Company has financed its activities from sales of capital stock of the Company and from loans from unrelated and related parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting and professional fees.

For the three months ended March 31, 2011 and 2010, we used cash of  $352,081 and $311,814 for operations, respectively and $2,219,801 since inception. Such cash use and accumulated losses have resulted primarily from costs related to various consulting and professional fee and costs incurred in connection with capital transactions. During the three months ended March 31, 2011, cash used for investing activities consisted of $107,289 for purchases of electric charging stations and as compared with the purchases of  office equipment of $1,681 for the three months ended March 31, 2010. Cash provided by financing activities was $125,000 from a short-term note payable during the three months ended March 31, 2011 as compared to no cash provided or used by financing activities for the three months ended March 31, 2010. The net decrease in cash during the three months ended March 31, 2011 was $334,370 as compared with a net decrease of $313,495 for the three months ended March 31, 2010.

Since its inception, the Company has used cash for investing activities of $298,747 for the purchase of office equipment and Electric Charging Stations and the Company has received cash provided by financing activities of $225,000 from notes payable and $2,333,046 from sales of common stock.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

An evaluation was conducted by the registrant’s chief executive officer (CEO) and chief financial officer (CFO) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the CEO and CFO concluded that the registrant’s controls and procedures were ineffective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a new chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

Management is aware of the lack of an independent audit committee or audit committee financial expert. Although our board of directors serves as the audit committee it has no independent directors. Further, we have not identified an audit committee financial expert on our board of directors. These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

The was no change in the registrant's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or Rule 15d–15 under the Securities Exchange Act of 1934 that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting

2

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended March 31, 2011.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2011.

Item 4. (Removed and Reserved)

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAR CHARGING GROUP, INC.

By: /s/ Michael D. Farkas
Date: May 23, 2011	Michael D. Farkas Chief Executive Officer Principal Executive Officer

By: /s/ Richard Adeline
Richard Adeline Chief Financial Officer

4