Form 10-Q/A
period 2010-09-30
Car Charging Group, Inc.
filed 2011-06-13
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

Amendment No. 3 to
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

Explanatory Note: This amended Form 10-Q (the “Amended Form 10-Q”) is being filed to disclose Exhibit 10.7 in its entirety. Certain portions of the exhibit were previously redacted pursuant to an application to the Commission for confidential treatment which has not been granted . There are no other changes to this Amended Form 10-Q/

Item 1.  Financial Information

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

(a)           Exhibits

10.1           Consulting Agreement by and between Car Charging, Inc. and The Farkas Group, Inc. dated October 20, 2009(1)

10.2           Investor Relations Consulting Agreement between Z.A. Consulting, Inc. and New Image Concepts, Inc. d/b/a Car Charging Group dated January 1, 2010(1)

10.3           Settlement Agreement and Release between Z.A. Consulting, Inc., David Zazoff and Car Charging Group, Inc. dated August 19, 2010(1)

10.4           Public Relations Agreement by and between Beckerman Public Relations and Car Charging, Inc. dated December 14, 2009(1)

10.5           Novacharge, LLC Electric Vehicle Charging Station Authorized Reseller Agreement between Novacharge, LLC and Echarging Stations, LLC dated October 16, 2009.(1)

10.6           Lease Agreement between 1691 Michigan Avenue Investment LP and Car Charging Inc. dated December 1, 2009.(1)

10.7           Car Charging Provider Agreement Form  (filed herein)

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

CAR CHARGING GROUP, INC.

By: /s/ Michael D. Farkas
Date: June 13 , 2011	Michael D. Farkas Chief Executive Officer Principal Executive Officer

By:/s/ Richard Adeline
Richard Adeline Chief Financial Officer Principal Financial Officer