Form 10-Q
period 2011-06-30
Car Charging Group, Inc.
filed 2011-08-11
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

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

As of August 10, 2011 30,543,405 shares of common stock, $0.001 par value were issued and outstanding.

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
June 30, 2011

INDEX

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	4
Item 1A.	Risk Factors	4
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4
Item 3.	Defaults Upon Senior Securities	4
Item 4.	(Removed and Reserved)	4
Item 5.	Other Information	4
Item 6.	Exhibits	4

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements
CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
June 30, 2011

Index to Financial Statements

FINANCIAL STATEMENTS	Page

Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	F-1

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2011and 2010, for the Six Months Ended June 30, 2011  and for the Period from September 3, 2009 (Inception) through June30, 2011 (Unaudited)
F-2 & F-3

Condensed Statement of Stockholders’ Equity (Deficit) for the Period September 3, 2009 (Inception) through June 30, 2011 (Unaudited)	F-4

Condensed Consolidated Statements of Cash flows for the Six Months Ended June 30, 2011 and 2010, and for the Period from September 3, 2009 (Inception) through June 30, 2011 (Unaudited)	F-5

Condensed Notes to the Consolidated Financial Statements (Unaudited)	F-6

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30 2011	December 31 2010
ASSETS	(UNAUDITED)
Current Assets:
Cash	$194,299	$373,868
Prepaid expenses and other current assets	218,687	78,004
Total current assets	412,986	451,872
OTHER ASSETS:
Deposits	33,894	69,696
EV Charging Stations (net of accumulated depreciation of $52,264 and $11,242, respectively)	314,404	216,616
Office and computer equipment (net of accumulated depreciation of $9,955 and $5,373, respectively)	40,713	30,995
Total other assets	389,011	317,307
TOTAL ASSETS	$801,997	$769,179

LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$171,657	$104,432
Accrued interest	2,835	7,268
Current maturities of Convertible notes payable, net of discount of $ 1,688 and $15,614, respectively	25,313	69,387
Total current liabilities	199,805	181,087
Derivative liabilities	189,702	3,467,864
Total liabilities	389,507	3,648,951
Stockholders' Equity (Deficit):
Series A Convertible Preferred stock: $0.001 par value; 20,000,000 shares authorized and designated as Series A; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock: $0.001 par value; 500,000,000 shares authorized; 25,543,405 and 1,796,817 shares issued and outstanding, respectively	25,543	1,797
Additional paid-in capital	11,246,950	9,619,173
Deficit Accumulated in Development Stage	(10,870,003)	(12,510,742)
Total Stockholders’ Equity (Deficit)	412,490	(2,879,772)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY ( DEFICIT)	$801,997	$769,179

See accompanying notes to the condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010

Revenues	$-	$-

Operating expenses:

Compensation	322,899	185,143
Other operating expenses	124,278	80,687
General and administrative	217,329	45,402

Total operating expenses	664,506	311,232

Income (loss) from operations	(664,506)	(311,232)

Other income (expense):
Interest expense, net	(8,671)	(7.357)
Gain (loss) on change in fair value of derivative liability	(55,327)	(3,244,249)
Other income (loss)	(1,340)	0
Total other income (expense)	(65,338)	(3,251,606)

Income (loss) before income taxes	(729,844)	(3,562,838)

Income tax provision	-	-

Net Income (loss)	$(729,844)	$(3,562,838)

Net income per common share – basic and diluted	$(.03)	$(2.25)
Weighted average number of common shares outstanding – basic and diluted	24,653,411	1,583,079

See accompanying notes to the condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the Period from September 3, 2009 (Inception) to June 30, 2011

Revenues	$-	$-	$-

Operating expenses:

Compensation	970,419	386,785	9,066,584
Other operating expenses	225,676	101,741	526,426
General and administrative	419,257	237,356	1,253,466

Total operating expenses	1,615,352	725,882	10,846,476

Income (loss) from operations	(1,615,352)	(725,882)	(10,846,476)

Other (income) expense:
Interest expense, net	(20,732)	14,833	(56,952)
Gain (loss) on change in fair value of derivative liability	3,278,163	835,601	34,765
Other income (loss)	(1,340)	0	(1,340)
Total other (income) expense	3,256,091	850,434	(23,527)

Income (loss) before income taxes	1,640,739	(1,576,316)	(10,870,003)

Income tax provision	-	-	-

Net Income (loss)	$1,640,739	$(1,576,316)	$(10,870,003)

Net income (loss) per common share – basic and diluted	$.11	$(0)
Weighted average number of common shares outstanding – basic and diluted	14,867,219	1,542,342

See accompanying notes to the condensed consolidated financial statements.

CAR CHARGING GROUP, INC .
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from September 3, 2009 (Inception) to June 30, 2011

	Preferred	Preferred	Common Stock		Additional Paid-in	Deficit Accumulated in the Development	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balance at September 3, 2009 (Inception)	-	$-	1,000,000	$50,000	$(50,000)	$-	$-
Reverse acquisition adjustment	10,000,000	10,000	395,150	19,758	(70,515)		(40,757)
Sale of common (net of derivative liability of warrants of $586,535)			61,333	3,067	295,398		298,465
Reverse Split 1:50				(71,369)	71,369
Net loss						(6,801,183)	(6,801,183)
Balance at December 31, 2009	10,000,000	10,000	1,456,483	1,456	246,252	(6,801,183)	(6,543,475)
Common stock issued for debt to founders			92,000	4,600			4,600
Common stock issued for services			21,167	1,058	432,441		433,499
Common stock issued for conversion of convertible notes (net of derivative liability for conversion feature of $ 552,872)			120,000	6,000	561, 872		567,872
Sale of common stock with warrants attached (net of derivative liability on 3,834 warrants of $75,839)			3,834	191	(18,531)		(18,340)
Common stock issued for cash			103,333	5,167	1,385,380		1,390,547
Warrants issued for
services					6,995,084		6,995,084
Reverse split 1:50				(16,675)	16,675
Net loss						(5,709,559)	(5,709,559)
Balance at December 31, 2010	10,000,000	$10,000	1,796,817	$1,797	$9,619,173	$(12,510,742)	$(2,879,772)
Common stock issued for conversion of convertible notes and accrued interest			23,408,544	23,409	39,032		62,441
Common stock issued for services			4,711	4	105,495		105,499
Sale of common stock			333,333	333	999,666		999,999
Warrants issued for services					483,584		483,584
Net income						1,640,739	1,640,739
Balance at June 30, 2011 (unaudited)	10,000,000	$10,000	25,543,405	$25,543	$11,246,950	$(10,870,003)	$412,490,

See accompanying notes to the condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	For the Period from September 3, 2009 (Inception) to June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ( loss)	$1,640,739	$(1,576,316)	(10,870,003)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	45,602	12,364	62,217
Amortization of discount on convertible notes payable	13,927	0	47,728
Change in fair value of derivatives liability	(3,278,162)	833,751	(34,764)
Common stock and warrants issued for services	590,584	127,500	8,048,597
Changes in operating assets and liabilities:
Inventory	0	12,220	(72,768)
Prepaid expenses and other current assets	(140,683)	37,415	(218,687)
Deposits	35,802	599	(33,894)
Accounts payable and accrued expenses	67,224	(60,002)	171,619
Accrued interest-related party	188	2,664	7,456
Net Cash Used in Operating Activities	(1,024,779)	(609,805)	(2,892,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office and computer equipment	(15,972)	(5,538)	(52,340)
Purchase of Electric Charging Stations	(138,817)	(15,281)	(293,907)
Net Cash Used in Investing Activities	(154,789)	(20,819)	(346,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	0	0	100,000
Proceeds from notes payable to stockholder	0	5,000	0
Sale of common stock, net of issuing costs	999,999	57,500	3,333,045
Net Cash Provided By Financing	999,999	62,500	3,433,045

NET CHANGE IN CASH	(179,569)	(568,124)	194,299

CASH AT BEGINNING OF PERIOD	373,868	603,156	0
CASH AT END OF PERIOD	$194,299	$35,032	$194,299

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES –
Cash Paid For:
Interest expenses	$0	0	$0
Income taxes	$0	0	0

NONCASH INVESTING AND FINANCING ACTIVITIES:
Notes payable converted to common stock	$58,441	$0	$77441
Inventory reclassified to Property and Equipment	$0	0	$72,768

See accompanying notes to the condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
June 30, 2011
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

EV CHARGING STATIONS

EV Charging Stations represents the depreciable cost of charging devices that have been installed on the premises of participating owner/operator properties. They are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three years. Upon sale, replacement or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income. The Company held approximately $93,926 and $156,000  in EV charging stations that were not placed in service as of June 30, 2011 and December 31, 2010, respectively. The Company will begin depreciating this equipment when installation is substantially complete. Depreciation for the six months ended June 30, 2011and 2010, and for the period from September 3, 2009 (inception) through June 30, 2011 was $41,382, and $0, and $62,217, respectively.

In December 2010, management determined that EV Charging Stations that were previously recorded as inventory would be used for future installations and reclassified $72,768 in inventory to EV Charging Stations.

OFFICE AND COMPUTER EQUIPMENT

Office and computer equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income. Depreciation for the six months ended June 30, 2011 and 2010, and for the period from September 3, 2009 (inception) through June 30, 2011 was $4,221  and $1,066 and  $9,955, respectively.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of June 30, 2011 .

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2011.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the consolidated statement of operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  Accordingly , when a customer completes use of a charging station , the service can be deemed rendered and revenue may be recognized

The Company sold seven (7) stations at a net loss of $1,340, for promotional purposes during the calendar quarter ended June 30, 2011. A receivable related to this promotional transaction of approximately $59,000, has been included in prepaid and other current assets.  The Company does not classify promotional transactions as revenue for reporting purposes.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the three months ended June 30, 2011 and 2010, as they were anti-dilutive (after giving effect to the Reverse Stock-Split):

	2011	2010

Convertible notes issued on September 25, 2009	10,800,000	38,000,000

Preferred stock issued on December 7, 2009	25,000,000	25,000,000

Warrants issued on December 7, 2009	546,665	3,566,665

Warrants issued on April 1, 2010	55,000	2,750,000

Warrants issued on April 12, 2010	5,000	250,000

Warrants issued on April 27, 2010	2,200,000	10,000,000

Warrants issued on May 5, 2010	3,834	191,665

Warrants issued on August 25, 2010	5,177,165

Warrants issued on February 17, 2011	50,000
Total Potential Dilutive Shares	43,837,664	79,758,330

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

  3.                   GOING CONCERN

As shown in the accompanying financial statements, the Company has a retained deficit of $10,870,003 at June 30, 2011, with a net income for the six months ended June 30 2011 of $1,640,739 and net cash used in operating activities of $(1,024,779) for the six month period then ended, respectively. In addition, convertible debt maturing during 2011 will be approximately $27,000 .  The Company has earned no revenues from its primary business since inception.   These raise substantial doubt about the Company’s ability to continue as a going concern.

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

During March, 2011, $50,000 of these notes together with $4,441 of accrued interest were converted to 21,776,544 common shares

On March 18, 2011, the Company issued 21,776,544 common shares pursuant to the conversion of $50,000 in notes payable together with $4,441of accrued interest. This conversion was negotiated to mitigate the effect of the 1:50 Reverse-Split on the note conversion price which Management determined could have significantly dilutive effects. The conversion of the remaining $27,000 of convertible notes, together with interest thereon, is subject to further negotiation with the holders, however, all remaining note holders have agreed that the original conversion rate of $.0025 will remain fixed regardless of the Reverse-Split. Accordingly, if the balance of the notes were converted on a similar fixed basis, the Company would issue approximately 12,400,000 additional common shares.

During  the 2nd quarter of 2011 $4,000 of these notes were converted to 1,600,000 common shares.

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

The agreements between the Company and the note holders to fix the conversion rate stated in the convertible notes effectively removed the embedded derivative from the convertible notes as future conversions are no longer subject to reset. Accordingly the derivative liability related to the  notes  was adjusted to $0  and the Company recognized a gain on the change in value of the derivative liability of $2,701,894 .

5.                    COMMON STOCK EQUIVALENTS

Subscription warrants

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company entered into a Subscription Agreement for the sale of 61,333 units of securities of the Company aggregating $920,000. As of May 5, 2010, 3,834 additional units aggregating $57,500 were issued under similar terms as the December 7, 2009 subscription agreement. Each unit consisted of one share of common stock and a warrant to purchase one share of Company’s common stock exercisable at $30.00 per share. The exercise price is subject to a full ratchet reset feature. As of June 30, 2011, pursuant to the terms of the reset feature, the exercise price of these warrants was reset to 446,665 warrants exercisable at $3.00 per share and 3,834 warrants exercisable at $30.00 per share. The fair value of these warrants granted, were estimated on the date of grant, and recorded as a derivative liability. The derivative was re-measured at June 30, 2011 using their reset value yielding a gain for the six months ended June 30, 2011 of $480,637. The outstanding liability for the related derivative liability was $155,582 at June 30, 2011.

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company also issued warrants to purchase 20,000 shares of Company’s common stock exercisable at $30.00 per share. The exercise price is subject to a full ratchet reset feature. As of June 30, 2011, pursuant to the terms of the reset feature, the exercise price of these warrants was reset to $3.00 per share. The derivative for these 100,000 warrants was re-measured at June 30, 2011, yielding a derivative liability of $ 34,117 and a gain  on change in fair value for the six months ended June 30, 2011 of $95,632.

Compensation warrants

On April 12, 2010, the Company issued 5,000 warrants to purchase shares exercisable at $42.50 per share. The fair value of these warrants, estimated on the date of grant, was recorded as a expense for consulting services of $32,355.

On April 1, 2010, the Company issued 55,000 warrants to purchase shares of the Company’s common stock, 5,000 at an exercise price of $15.00 and 50,000 warrants exercisable at $30.00 per share. On April 27, 2010, the Company issued warrants to purchase 2,200,000 shares of Company’s common stock exercisable at $3 per share. The exercise price of these 2,200,000 shares is subject to a full ratchet reset feature. The fair value of all of these warrants, estimated on the date of grant, was recorded as compensation expense of $3,099,009.

On August 25, 2010, the Company issued 1,033,433 warrants to purchase shares of the Company’s common stock exercisable at $15 per share. The exercise price of these warrants is subject to a full ratchet reset feature. The Company also issued 10,000 warrants to purchase shares of the Company’s common stock exercisable at $51.50 per share. The fair value of all of the warrants, estimated on the date of grant, was recorded as compensation expense of $3,896,075.  Certain of these warrants were subject to reset to 5,167,165 warrants excersiable at $3 per share.

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

On January 3, 2011, the Company issued 250 shares of common stock in payment of $17,000 in services that had been received during 2010. In addition, the Company entered into a continuing services agreement that provides for issuance of $1,500 of common stock per month (see commitments note). The Company issued 1,461 shares during the six months ended June 30, 2011 in accordance with this agreement.

On February 4, 2011, the Company issued 3,000 shares of common stock for payment of  $81,000 in services.

In June 2011,  the Company issued 333,333 shares at $3.00 per share, totaling $999,999.

June, 2011, the Company issued 1,005 shares of common stock in payment of $3,000 in services; the Company also issued 333,333 shares at $3.00 per share, totaling $999,999.

7.                     COMMITMENTS

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

b)
During November, 2009, the Company entered into a two (2) year financial consulting agreement with an entity that is owned by its CEO, that obligates the Company to remit $10,000 per month , 5% of any capital arranged and $500 for each introduction to a partner/landowner who allows the installation of the Company’s EV devices together with up to 100,000 warrants to acquire common stock at $3.00 per share and 5% of the generated revenue from the usage of those units installed; this commitment aggregated to $240,000 plus a $75,000 bonus.

c)
At December 31, 2010, pursuant to a public relations agreement the Company is committed for one year to payments that aggregate to $7,000 per month and issuance of up to $1,500 worth of shares of common stock per month; this contracts is subject to cancellation on one month’s notice.

8.                     SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2011 through  the date when these financial statements were filed to determine if they must be reported.   Management reports that during July, 2011, the Company activated a public relations contract whereby the Company will issue common stock quarterly for $10,000 worth of stock per month, based upon the average of the common daily closing price. This contract continues through January, 2012 but is subject to cancellation on thirty days written notice. During August, 2011, $12,500 of notes payable were converted to 5,000,000 common shares.  Management has determined that the were  no other reportable subsequent event to be reported.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2011

Our net operating loss during the three months ended June 30, 2011 is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.  Losses from operations for the three months amounted to $664,506, which primarily consisted of compensation ($322,899) expense, including consulting, ($192,410),  other operating ($124,278), which is primarily rent ($25,954) and travel ($31,118) and general and administrative ($217,329), which is primarily accounting ($51,023), legal ($75,366) and public/investor relations ($80,890 – which includes $3,000 paid in common stock.

During the three months ended June 30, 2011, management entered into provider agreements to install EV devices at seven  locations; we installed seven units pursuant to provider agreements, and two as demonstrators to promote agreements.  For promotional purposes, the Company also sold seven installed charging stations to the City of West Palm Beach, Florida (at a loss of $1,340).

During the quarter the Company continued its process of hiring additional sales staff and negotiating additional potential installation sites.

During this three month period the change in the Company’s liability related to embedded derivative transactions resulted in a loss on change in fair value of $ 55,327( all attributable to warrants).

FOR THE THREE MONTHS ENDED JUNE 30, 2010

Our net operating loss during the three months ended June 30, 2011 is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.  Losses from operations for the three months amounted to ( $664,506), which primarily consisted of compensation ($322,899) expense, including consulting, ($192,410),  other operating ($124,278), which is primarily rent ($25,954) and travel ($31,118) and general and administrative ($217,329), which is primarily accounting ($51,023), legal ($75,366) and public/investor relations ($80,890 – which includes $3,000 paid in common stock.

During this three month period the change in the Company’s liability related to embedded derivative transactions resulted in a  loss on change in fair value of $3,244,249.

FOR THE SIX  MONTHS ENDED JUNE 30, 2011

Our net operating loss during the six months ended June 30, 2011 is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses.  Losses from operations for the six months amounted to ($1,615,352), which primarily consisted of compensation ($970,419) expense, including consulting, ($716,223),  other operating ($225,676), which is primarily rent ($46,363) and travel ($62,091) and general and administrative ($419,257), which is primarily accounting ($90,970), legal ($67,956) and public/investor relations ($111,180 – which includes $3,000 paid in common stock.

During the six months ended June 30, 2011, management entered into eleven provider agreements to install EV devices at 722 provider  locations (includes approximately 721,000 parking spots); we installed 17 units pursuant to these  provider agreements, and two as demonstrators to promote agreements.  For promotional purposes, the Company also sold seven installed charging stations to the City of West Palm Beach, Florida (at a loss of $1,340).

During this half-year the Company continued its process of hiring additional sales staff and negotiating additional potential installation sites.

During this six month period the change in the Company’s liability related to embedded derivative transactions resulted in a gain on change in fair value of $ 3,278,163.

FOR THE SIX MONTHS ENDED JUNE 30, 2010

Our net loss during the six months ended June 30, 2010, was attributable to the fact that we did not derived any revenue from operations to offset our business development expenses. Losses from operations for the six months ended June 30, 2011 amounted to $725,882, which primarily consists of  compensation expense of $386,785 (including consulting fees of $240,874, payroll related $140,912,  and Public / Investor Relations ($93,380), rent ($32,124), legal ($29,801) and travel ($41,291).   During these six months management  entered into 15 provider  agreements to install EV devices at 2,491 provider locations (includes approximately 982,000 parking spots) and was in process of hiring additional sales staff and negotiating additional potential installation cites.

During this six month period the change in the Company’s liability related to embedded derivative transactions resulted in a  gain on change in fair value of $835,601.

PERIOD FROM  SEPTEMBER 3, 2009 (DATE OF INCEPTION) THROUGH JUNE 30, 2011

Our cumulative net operating loss since inception is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses. Losses from operations since inception have amounted to $10,870,003 (including non-cash charges of $8,048,597 which is the estimate value of warrants and common stock issued for services), consulting fees ($1,030,534), professional fees ($275,722)  and public/investor relations fees ($320,800). The Company’s officers and staff have initiated a number of negotiations to install the selected charging stations (currently supplied by Coulomb Technologies, a California corporation which was founded in 2007) through-out the United States and Europe. Manufacture and supply of electric vehicles that will require utilization of the Company’s services is not anticipated to be significant until the last calendar quarter of 2011; this gives the Company adequate time to develop its distribution plan, but also requires that the Company continue to develop capital sources.

 In March 2011, the Company entered into agreements with the remaining convertible notes holders to fix the conversion rate of the convertible notes. These agreements effectively removed the embedded derivative from the convertible notes as future conversions are no longer subject to reset. Accordingly the derivative liability related to the  notes was adjusted to $0  and the Company recognized a gain on the change in value of the derivative liability of $2,701,894 from the convertible notes.

Our cumulative liability related to embedded derivative transactions resulted in a liability of $189,702 as of June 30, 2011.  The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense ($55,327 for the three months ended  June 30, 2011). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Liquidity and Capital Resources

The Company has financed its activities from sales of capital stock of the Company and from loans from unrelated and related parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting and professional fees.

For the six months ended June 30, 2011 and 2010, we used cash of  $(1,024,779) and $(609,805) for operations, respectively and $2,940,672 since inception. Such cash use and accumulated losses have resulted primarily from costs related to various consulting and professional fee and costs incurred in connection with capital transactions. During the six months ended June 30, 2011, cash used for investing activities consisted of $(154,789) for purchases of charging stations and office equipment ) the Company relocated and enlarged its offices within the same building at 1691 Michigan Avenue in Miami Beach, Florida.   During the three months ended June 30, 2011, the Company also paid all of its short-term financing debt. ($125,000 at March 31, 2011). The net decrease in cash during the six months ended June 30, 2011 was $179,569 as compared with a net decrease of $568,124 for the six months ended June 30, 2010.

Since its inception, the Company has used cash for investing activities of $346,247 for the purchase of office equipment and Electric Charging Stations and the Company has received cash provided by financing activities of $100,000 from notes payable and $3,333,045 from sales of common stock.

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

Item 4.  Controls and Procedures

An evaluation was conducted by the registrant’s chief executive officer (CEO) and chief financial officer (CFO) of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the CEO and CFO concluded that the registrant’s controls and procedures were ineffective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a new chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During June, 2011, 333,333 shares of  unregistered Equity Securities were sold at $3.00 per share, to qualified investors for working capital  use.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2011.

Item 4. (Removed and Reserved)

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

101  Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAR CHARGING GROUP, INC.

By: /s/ Michael D. Farkas
Date: August 11, 2011	Michael D. Farkas Chief Executive Officer Principal Executive Officer

By: /s/ Richard Adeline
Richard Adeline Chief Financial Officer