Form 10-Q
period 2011-09-30
Car Charging Group, Inc.
filed 2011-11-21
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of November 18, 2011, there were 36,384,414 shares of common stock, $0.001 par value were issued and outstanding.

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
September 30, 2011

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
September 30, 2011

Index to Financial Statements

FINANCIAL STATEMENTS	Page #

Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	F-2

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2011 and 2010, for the Nine Months Ended September 30, 2011 and 2010  and for the Period from September 3, 2009 (Inception) through September 30, 2011 (Unaudited)
F-3 & F-4

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from September 3, 2009 (Inception) through September 30, 2011 (Unaudited)	F-5

Condensed Consolidated Statements of Cash flows for the Nine Months Ended September 30, 2011 and 2010, and for the Period from September 3, 2009 (Inception) through September 30, 2011 (Unaudited)	F-6

Condensed Notes to the Consolidated Financial Statements (Unaudited)	F-7

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30 2011	December 31 2010
ASSETS	(UNAUDITED)
Current Assets:
Cash	$48,111	$373,868
Accounts receivable	562	0
Prepaid expenses and other current assets	165,250	78,004
Total current assets	213,923	451,872
OTHER ASSETS:
Deposits	39,088	69,696
EV Charging Stations (net of accumulated depreciation of $88,722 and $11,242, respectively)	310,456	216,616
Office and computer equipment (net of accumulated depreciation of $12,382 and $5,373, respectively)	38,285	30,995
Total other assets	387,829	317,307
TOTAL ASSETS	$601,752	$769,179

LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$210,153	$104,432
Accrued interest	5,169	7,268
Short-term notes, net of discount of $ 19,944 and $ 0, respectively	200,056	0
Current maturities of Convertible notes payable, net of discount of $ 0 and $15,614, respectively	3,750	69,387
Total current liabilities	419,128	181,087
Derivative liabilities	116,072	3,467,864
Total liabilities	535,200	3,648,951
Stockholders' Equity (Deficit):
Series A Convertible Preferred stock: $0.001 par value; 20,000,000 shares authorized and designated as Series A; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock: $0.001 par value; 500,000,000 shares authorized; 35,293,405 and 1,796,817 shares issued and outstanding, respectively	35,293	1,797
Additional paid-in capital	12,460,194	9,619,173
Deficit Accumulated in the Development Stage	(12,438,935)	(12,510,742)
Total Stockholders’ Equity (Deficit)	66,552	(2,879,772)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY ( DEFICIT)	$601,752	$769,179

See accompanying notes to the condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2010

Revenues:
Services	$981	$-
Sales	-	-

Total revenue	981	-

Cost of sales	-	-

Gross profit	981	-

Operating expenses:
Compensation	863,396	7,227,171
Other	603,332	52,474
General and administrative	192,737	335,755

Total operating expenses	1,659,465	7,615,400

Income (loss) from operations	(1,658,484)	(7,615,400)

Other income (expense):
Interest expense, net	(4,828)	(6,512)
Gain (loss) on change in fair value of
derivative liability	94,380	3,048,180
Total other income (expense)	89,552	(3,041,668)

Income (loss) before income taxes	(1,568,932)	(4,573,732)

Income tax provision	-	-

Net Income (loss)	$(1,568,932)	$(4,573,732)

Net loss per common share – basic	$(.13)	$(2.68)
Net loss per common share – diluted	$(.13)	$(2.68)
Weighted average number of common shares outstanding – basic	12,131,442	1,702,317
Weighted average number of common shares outstanding – diluted	12,139,050	1,702,317

See accompanying notes to the condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	For the Period from September 3, 2009 (Inception) to September 30, 2011

Revenues:
Services	$981	$-	$981
Sales	59,490	-	59,490

Total revenue	60,471	-	60,471

Cost of sales	60,830	-	60,830

Gross profit	(359)	-	(359)

Operating expenses:
Compensation	1,833,815	7,613,956	9,929,980
Other	829,008	154,215	1,124,414
General and administrative	611,994	573,111	1,451,547

Total operating expenses	3,274,817	8,341,282	12,505,941

Income (loss) from operations	(3,273,176)	(8,341,282)	(12,506,300)

Other income (expense):
Interest expense, net	(25,560)	21,345	(61,780)
Gain (loss) on change in fair value of
Derivative liability	3,372,543	2,212,579	129,145
Total other income (loss)	3,346,983	(2,191,234)	67,365

Income (loss) before income taxes	71,807	(6,150,048)	(12,438,935)

Income tax provision	-	-	-

Net Income (loss)	$71,807	$(6,150,048)	$(12,438,935)

Net income (loss) per common share – basic	$.00	$(3.98)
Net income (loss) per common share – diluted	$.00	$(3.98)

Weighted average number of common shares
Outstanding - basic	19,864,030	1,542,342
outstanding – diluted	19,871,836	1,542,342

See accompanying notes to the condensed consolidated financial statements.

CAR CHARGING GROUP, INC .
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from September 3, 2009 (inception) to September 30, 2011

	Preferred	Preferred	Common Stock		Additional Paid-in	Deficit Accumulated in the Development	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
Balance at September 3, 2009 (Inception)	-	$-	1,000,000	$50,000	$(50,000)	$-	$-
Reverse acquisition adjustment	10,000,000	10,000	395,150	19,758	(70,515)		(40,757)
Sale of common (net of derivative liability of warrants of $586,535)			61,333	3,067	295,398		298,465
Reverse Split 1:50				(71,369)	71,369
Net loss						(6,801,183)	(6,801,183)
Balance at December 31, 2009	10,000,000	10,000	1,456,483	1,456	246,252	(6,801,183)	(6,543,475)
Common stock issued for debt to founders			92,000	4,600			4,600
Common stock issued for services			21,167	1,058	432,441		433,499
Common stock issued for conversion of convertible notes (net of derivative liability for conversion feature of $552,872)			120,000	6,000	561, 872		567,872
Sale of common stock with warrants attached (net of derivative liability on 3,834 warrants of $75,839)			3,834	191	(18,531)		(18,340)
Common stock issued for cash			103,333	5,167	1,385,380		1,390,547
Warrants issued for
services					6,995,084		6,995,084
Reverse split 1:50				(16,675)	16,675
Net loss						(5,709,559)	(5,709,559)
Balance at December 31, 2010	10,000,000	$10,000	1,796,817	$1,797	$9,619,173	$(12,510,742)	$(2,879,772)
Common stock issued for conversion of convertible notes and accrued interest			32,708,544	32,709	52,982		85,691
Common stock issued for services			454,711	454	695,045		695,499
Sale of common stock			333,333	333	999,666		999,999
Warrants issued for -services					1,093,328		1,093,328

Net income						71,807	71,807
Balance at September 30, 2011 (unaudited)	10,000,000	$10,000	35,293,405	$35,293	$12,460,194	$(12,438,935)	$66,552

See accompanying notes to the condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	For the Period from September 3, 2009 (Inception) to September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ( loss)	$71,807	$(6,150,048)	(12,438,935)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	83,700	6,116	100,315
Amortization of discount on convertible notes payable	16,421	22,181	50,222
Change in fair value of derivatives liability	(3,372,543)	(2,212,579)	(129,145)
Common stock and warrants issued for services and incentive	1, 788,828	7,458,013	9,246,841
Changes in operating assets and liabilities:
Inventory	0	27,400	(72,768)
Prepaid expenses and other current assets	(87,246)	2,925	(165,250)
Deposits	31,411	(211)	(38,285)
Account receivable	(562)	0	(562)
Accounts payable and accrued expenses	105,721	(126,556)	210,116
Accrued interest-related party	2,340	3,985	9,608
Net Cash Used in Operating Activities	(1,360,123)	(968,774)	(3,227,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office and computer equipment	(15,102)	(9,206)	(51,470)
Purchase of Electric Charging Stations	(170,531)	(27,400)	(325,621)
Net Cash Used in Investing Activities	(185,633)	(36,606)	(377,091)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	0	0	100,000
Proceeds from notes payable to stockholder	220,000	0	220,000
Sale of common stock, net of issuing costs	999,999	1,448,046	3,333,045
Net Cash Provided By Financing	1,219,999	1,448,046	3,653,045

NET CHANGE IN CASH	(325,757)	442,666	48,111

CASH AT BEGINNING OF PERIOD	373,868	603,156	0
CASH AT END OF PERIOD	$48,111	$1,045,822	$48,111

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES –
Cash Paid For:
Interest expenses	$0	$0	$0
Income taxes	$0	$0	$0

NONCASH INVESTING AND FINANCING ACTIVITIES:
Notes payable converted to common stock	$81,250	$4,600	$96,250
Inventory reclassified to Property and Equipment	$0	$0	$72,768

See accompanying notes to the condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
September 30, 2011
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

During February 2011, the Shareholders and Board of Directors authorized a decrease of its issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-fifty (1:50) basis (the “Reverse Stock-Split”).  There was no change to the authorized amount of shares or to the par value. All share and per share amounts included in the consolidated financial statements have been adjusted retroactively to reflect the effects of the Reverse Stock-Split.

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

2.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on April 13, 2011.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by ASC 915-10 “  Development  Stage Entities .” The Company is still devoting substantially all of its efforts on establishing the business; its planned principal operations   commenced effective  August 12, 2011, when the Company announced that it would initiate charging for its services, but no significant revenue has, as yet, been collected.  The Company’s plan continues to anticipate that it will leave its development stage during the last calendar quarter of  2011.   Accordingly, all losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

EV CHARGING STATIONS

EV Charging Stations represents the depreciable cost of charging devices that have been installed on the premises of participating owner/operator properties. They are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three years. Upon sale, replacement or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income. The Company held approximately $33,000 and $156,000  in EV charging stations that were not placed in service as of September 30, 2011 and December 31, 2010, respectively. The Company will begin depreciating this equipment when installation is substantially complete. Depreciation for the nine months ended September  30, 2011 and 2010, and for the period from September 3, 2009 (inception) through September 30, 2011 was $76,691 and $0, and $87,933, respectively.

In December 2010, management determined that EV Charging Stations that were previously recorded as inventory would be used for future installations and reclassified $72,768 in inventory to EV Charging Stations.

OFFICE AND COMPUTER EQUIPMENT

Office and computer equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of income. Depreciation for the nine months ended September 30, 2011 and 2010, and for the period from September 3, 2009 (inception) through September 30, 2011 was $7,009  and  $ 3,218 and  $12,382, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets.  The Company’s long-lived assets, which include EV Charging Stations, office and computer equipment and  deposits, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of September 30, 2011 .

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2011.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the consolidated statement of operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  Accordingly , when a customer completes use of a charging station , the service can be deemed rendered and revenue may be recognized.

 RECLASSIFICATION

During the quarter ended September 30, 2011, Management revised  the  Company’s operating plan in response to customer requests to  purchase charging stations that would be provided and serviced by the Company.  Management believes that this type of sales activity will continue and will continue to function as a reseller of charging stations.  Accordingly, a sale of equipment that was classified in other income (expense) in the prior quarter was reclassified to sales revenue.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the  nine months ended September 30, 2011 and 2010, as they were anti-dilutive (after giving effect to the Reverse Stock-Split):

	2011	2010

Convertible notes issued on September 25, 2009	1,500,000	34,000,000

Preferred stock issued on December 7, 2009	25,000,000	25,000,000

Warrants issued on December 7, 2009	546,665	71,333

Warrants issued on April 1, 2010	55,000	55,000

Warrants issued on April 12, 2010	5,000	5,000

Warrants issued on April 27, 2010	2,200,000	200,000

Warrants issued on May 5, 2010	3,834	3,834

Warrants issued on August 25, 2010	5,177,165	311,000

Warrants issued on February 17, 2011	50,000

Warrants issued on July 18, 2011	1,277,170

Warrants issued on August 10, 2011	1,700,000

Warrants issued on September 23, 2011	100,000

Total Potential Dilutive Shares	37,614,834	59,646,167

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

3.                    GOING CONCERN

As shown in the accompanying financial statements, the Company has a retained deficit of $12,438,935 at September 30, 2011, with a net income for the nine months ended September 30 2011 of $71,807 and net cash used in operating activities of $1,360,123 for the nine month period then ended, respectively. In addition, convertible debt maturing within one year of the financial statement date and other short-term debt, net of discount, was approximately $204,000 .  The Company has earned no significant revenues from its primary business since inception.  These  raises substantial doubt about the Company’s ability to continue as a going concern.

Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan, including installation of charging stations throughout the United States, provides the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient additional capital and  revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.                    NOTES PAYABLE – SHORT TERM NOTES PAYABLE

Short-term notes consist of funds borrowed for three to six months at an annual interest rate of 10%, payable upon maturity from shareholders. At September 30, 2011 $200,056, net of a discount of $19,944, of these notes remain outstanding. The notes mature between October 28, 2011 and March 23, 2012.

On September 23, 2011, as additional incentive for a $100,000 six month loan include herein, the Company issued 100,000 warrants to acquire common stock and agreed to issue 5,000 shares of common stock (at a charge of $1.20 per share) resulting in a discount of $20,751. The discount is amortized to interest over the term of the loan.

NOTES PAYABLE - CONVERTIBLE NOTES PAYABLE

All 6% Convertible Notes, which were payable upon maturity on September, 25 2011, have a  conversion price of $.0025 for both principal and interest.

During June, 2010, $5,000 of these notes was converted to 40,000 common shares.

During July, 2010, $10,000 of these notes was converted to 80,000 common shares.

During January, 2011. $4,000 of these notes was converted to 32,000 common shares.

During March, 2011, $50,000 of these notes together with $4,441 of accrued interest were converted to 21,776,544 common shares

On March 18, 2011, the Company issued 21,776,544 common shares pursuant to the conversion of $50,000 in notes payable together with $4,441of accrued interest.  The conversion of the remaining  $3,750 of convertible notes, together with interest thereon.

During the 2nd quarter of 2011 $4,000 of these notes were converted to 1,600,000 common shares.

During July, 2011, $12,500 of these notes were converted to 5,000,000 shares.

During September, 2011, $10,750 of these notes were converted to 4,300,000 shares.

At September 30, 2011, $3,750 of these notes remain outstanding.

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

In March 2011, agreements between the Company and the note holders to fix the conversion rate stated in the convertible notes effectively removed the embedded derivative from the convertible notes.   Accordingly, as future conversions were no longer subject to reset, the derivative liability related to the  notes  was adjusted to $0 at and the Company recognized a gain on the change in value of the derivative liability of $2,701,894 upon execution.

5.                    COMMON STOCK EQUIVALENTS

Subscription warrants

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company entered into a Subscription Agreement for the sale of 61,333 units of securities of the Company aggregating $920,000. As of May 5, 2010, 3,834 additional units aggregating $57,500 were issued under similar terms as the December 7, 2009 subscription agreement. Each unit consisted of one share of common stock and a warrant to purchase one share of Company’s common stock exercisable at $30.00 per share. The exercise price was subject to a full ratchet reset feature.  As of December 31, 2010, pursuant to the terms of the reset feature, the exercise price of these warrants was reset to 89,333 warrants exercisable at $15.00 per share and 3,834 warrants exercisable at $30.00 per share.  As of June 30, 2011 and September 30, 2011,  pursuant to the terms of the reset feature, the exercise price of  these warrants was reset to 446,665 warrants exercisable at $3.00 per share and 3,834 warrants exercisable at $30.00 per share.   The fair value of these warrants granted, were estimated on the date of grant, and recorded as a derivative liability. The derivative was re-measured at September 30, 2011 using their reset value yielding a gain for the three months ended September 30, 2011 of $74,184. The outstanding liability for the related derivative liability was reduced to $81,399 as of September 30, 2011.

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company also issued warrants to purchase 20,000 shares of Company’s common stock exercisable at $30.00 per share. The exercise price was subject to a full ratchet reset feature. As of June 30, 2011, 2010 and September 30, 2011,  pursuant to the terms of the reset feature, the quantity of shares was adjust to 100,000 and the exercise price of these warrants was reset to $3.00 per share.  The derivative for these 100,000 warrants was re-measured at September 30, 2011, yielding a derivative liability of  $17,815 and a gain on change in fair value for the three months ended September 30, 2011 of  $16,301.

Compensation and Incentive warrants

On April 12, 2010, the Company issued 5,000 warrants to purchase shares exercisable at $42.50 per share. The fair value of these warrants, estimated on the date of grant, was recorded as a expense for consulting services of $32,355.

On April 1, 2010, the Company issued 55,000 warrants to purchase shares of the Company’s common stock, 5,000 at an exercise price of  $15.00 and 50,000 warrants exercisable at $30.00 per share.  On April 27, 2010, the Company issued warrants to purchase 440,000 shares of Company’s common stock exercisable at $15 per share. The exercise price of these 440,000 shares was subject to a full ratchet reset feature. The fair value of all of these warrants, estimated on the date of grant, was recorded as compensation expense of $3,099,009.

On August 25, 2010, the Company issued 1,033,433 warrants to purchase shares of the Company’s common stock exercisable at $15 per share. The exercise price of these warrants was subject to a full ratchet reset feature. The Company also issued 10,000 warrants to purchase shares of the Company’s common stock exercisable at $51.50 per share. The fair value of all of the warrants, estimated on the date of grant, was recorded as compensation expense of $3,896,075.  Certain of these warrants were subject to reset to 5,167,165 warrants exercisable at $3.00.

On February 17, 2011, the Company issued  50,000 warrants to purchase shares of the Company’s common stock exercisable at $20 per share.  The fair value of all of the warrants, estimated on the date of grant, was recorded as compensation expense of
 $ 483,583.

On July 18, 2011, the Company issued 1,277,170 warrants to purchase shares of the Company’s common stock exercisable at $1.66  per share.  The fair value of all of the warrants, estimated on the date of grant, was recorded as other operating incentive expense of   $528,111.

On August 10, 2011, the Company issued 200,000  warrants to purchase shares of the Company’s common stock exercisable  at $2.50 per share; and 500,000 warrants to purchase shares of the Company’s common stock  exercisable  at $5.00 per share; and 500,000 warrants to purchase shares of the Company’s common stock exercisable  at $7.50 per share; and 500,000 warrants to purchase shares of the Company’s common stock exercisable  at $10.00.  The fair value of all of these warrants, estimated on the date of grant, was recorded as consulting compensation expense of $81,633.

On September 23, 2011, the Company issued 100,000 warrants to purchase shares of the Company’s common stock exercisable at $1.00 per share.  The exercise price was subject to a full ratchet reset feature. As a result he fair value of these warrants, estimated on the date of grant, was recorded as a derivative liability and related discount of  short-term notes of $20,751. The derivative was re-measured at September 30, 2011 using their reset value yielding a gain for the three months ended September 30, 2011 of $3,893. The discount will be amortized as interest expense over the term of the note.

6.                    STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company issued 10,000,000 shares of Series A Convertible Preferred Stock with a par value of $0.001.

The Series A has five (5) times the number of votes on all matters to which common shareholders are entitled, bears no dividends,   has a liquidation value eight times that sum available for distribution to common stock holders and is convertible at the option of the holder after the date of issuance at a rate of 2.5 shares of common stock for every preferred share issued however, the preferred shares cannot be converted if conversion would cause the holder to own more than 4.99% of the outstanding shares of common stock (or after 61 days up to 9.99%).

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

On September 7, 2010, the Company issued 66,667 shares of common stock at $15.00 per share, together with 6,667 shares of common stock for services performed in connection with the sale of these share. The Company received $886,005, which was net of costs of $113,995.

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

During June, 2011, the Company issued 1,005 shares of common stock in payment of $3,000 in services and 333,333 at $3.00 per share.

During July, 2011, $12,500 of convertible notes payable were converted by the holders into 5,000,000 shares of common stock; and the Company issued 50,000 shares of common stock at $1.80 per share for services performed.

During August, 2011, the Company issued 400,000 shares of common stock at $1.25 per share for services performed.

During September 2011, $10,750 of convertible notes payable were converted by the holders into 4,300,000 shares of common stock.

7.                    COMMITMENTS

The company has entered into several contracts that obligate it to  office space lease payments and equipment acquisition. The following is a summary of these commitments:

a)
At March 31, 2011, the Company entered into a three (3) year lease for office space at approximately $132,480  per year, with an option to renew for an additional three years at approximately $137,655 per year. As of September 30, 2011, this lease is subject to renegotiation.

b)
Pursuant to the terms of a master agreement, the Company has committed to purchase 300 charging stations over the year, 25 units per month  starting during  October, 2011 , for  an amount in excess of $3,100 per unit.

8.                    SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2011 through  the date when these financial statements were filed to determine if they must be reported.   In November, 2011, the Company  entered into a subscription agreement for the purchase of 2,500,000 common shares ($1.00 per share) payable in five equal installments.  As of November 21, 2011, the Company has issued 500,000 shares for $500,000.  Management has determined that the were  no other reportable subsequent events.

Item 2. Management’s Discussion and Analysis  of Financial Condition and Results of Operation

The following  provides  information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.  The discussion should be read along with our financial statements and notes thereto. Car Charging Group, Inc. (formerly, New Image Concepts, Inc.) entered into a Share Exchange Agreement on December 7, 2009, with Car Charging, Inc.  New Image Concepts Inc. was a development stage entity that had a failed business plan.  Car Charging Inc., was formed on September 3, 2009, to develop a market to service electric vehicle charging.  Following the closing of the Share Exchange Agreement, the Company has followed Car Charging Inc.’s business plan, to identify and acquire the best possible auto charging devices and install them on properties (large garages, shopping-malls, hospitals, cities, and the like) owned by third parties, which through LLC  (CCGI subsidiaries) arrangements, share in service revenue generated from customer charging station use. Such use is not anticipate in any significant volume until sometime after the third calendar quarter of 2011, when automobile manufacturers are scheduled to mass produce and sell electric vehicles to the public.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Our net operating loss during the three months ended September 30, 2011 is attributable to the fact that we have not derived significant  revenue from operations to offset our business development expenses.  Losses from operations for the three months amounted to $1,658,484, which primarily consisted of compensation expense of $863,396 which includes consulting expense of  $590,000 and  warrants issued as incentive to consultants of $81,633, other operating expense equal to $603,332, which is primarily a non-cash  charge  for warrants issued as an incentive to property providers,  and general and administrative expense of $192,737, which is primarily  legal fees of $58,593, other promotion fees of $45,000 and public/investor relations fees of $22,901.

During the three months ended September 30, 2011, management entered into nine (9) provider agreements to install EV devices.  The Company has now entered into a total of 33 Provider Agreements through September 30, 2011. We installed 4 charging stations pursuant to these agreements during the quarter ended September 30, 2011.

During August, the Company initiated charging for its services.  However, revenue is not anticipated to be significant during  2011 due to the small quantity of electric vehicles currently on the road and the small number of installed charging stations in service.  The Company continues to follow its business plan which anticipates that it will increase charging station installations during the fourth quarter and discontinue development stage operations reporting as of December 31, 2011.

During the third quarter of 2011,  the Company continued its process of hiring additional sales staff (on a commission basis) and negotiating for  additional potential installation sites.

During this three month period the change in the Company’s liability related to embedded derivative transactions resulted in a gain on change in fair value of $ 94,380.

FOR THE THREE MONTHS ENDED SEPTEMBER  30, 2010

Our net loss during the three months ended September 30, 2010, was attributable to the fact that we did not derived any revenue from operations to offset our business development expenses. Losses from operations for the three months ended September  30, 2010 amounted to $7,615,400, which primarily consists of  compensation (including non-cash warrant compensation) equal to  $7,227,171,; as well as non-cash warrant general and administrative charges of $309,000, rent $25,257 and travel $20,004.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Our net operating loss during the nine months ended September 30, 2011 is attributable to the fact that we have not derived significant revenue from operations to offset our business development expenses.  Losses from operations for the nine months amounted to $3,274,817, which primarily consisted of compensation expense of $1,833,815, including consulting of $1,353,730, warrants issued as incentive to consultants equal to $81,633, other operating expense of $829,007, which is primarily a non-cash  charge  for warrants issued as an incentive to property,  and general and administrative expense equal to $611,993, consisting primarily of  legal fees equal to $120,573, other promotion fees equal to  $152,795, and public/investor relation fees equal to $76,401.  During June the Company sold and installed seven charging stations to one customer; the Company will service these units and anticipates additional future sales or other placement opportunities,  During August, the Company initiated charging for its services.  However, revenue is not anticipated to be significant during  2011 due to the small quantity of electric vehicles currently on the road and the small number of installed charging stations in service.

FOR THE NINE MONTHS ENDED SEPTEMBER  30, 2010

Our net loss during the nine months ended September 30, 2010, is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses. Losses from operations for the nine months ended September 30, 2010 amounted to $8,341,282, primarily consists of compensation (including non-cash warrant costs $7,152,013, consulting $394,817, other net  payroll $141,854), and general and administrative charges, including public / investor relations non-cash warrants and stock $309,000 and other investor relations of $84,470, rent of $57,382,  and travel related expenses of $64,401. During these nine months management has entered into negotiation and agreements to install EV devices at locations throughout the United States; and is process of hiring additional sales personnel and negotiating additional potential installation cite

PERIOD FROM  SEPTEMBER 3, 2009 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2011

Our cumulative net operating loss since inception is attributable to the fact that we have not derived significant revenue from operations to offset our business development expenses. Losses from operations since inception have amounted to $12,505,941 (including non-cash charges of $9,269,092 which is the estimate value of warrants and common stock issued for services and incentives to property owners, consulting fees of $1,532,191, professional fees of $314,365,  and public/investor relations fees of $379,313). The Company’s officers and staff have initiated a number of negotiations to install selected charging stations (currently supplied by Coulomb Technologies, a California corporation founded in 2007) through-out the United States and Europe.   Manufacture and supply of electric vehicles that will require utilization of the Company’s services is not anticipated to be significant until 2012. This timeframe provides the Company adequate time to develop its distribution plan, but also requires that the Company continue to develop capital sources.

In March 2011, agreements between the Company and the note holders to fix the conversion rate stated in the convertible notes effectively removed the embedded derivative from the convertible notes.   Accordingly, as future conversions were no longer subject to reset, the derivative liability related to the  notes  was adjusted to $0 at and the Company recognized a gain on the change in value of the derivative liability of $2,701,894 upon execution.

Our cumulative liability related to embedded derivative transactions resulted in a liability of $116,072 as of September 30, 2011.  The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense (income of $94,380 for the three months ended  September 30, 2011). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Liquidity and Capital Resources

The Company has financed its activities from sales of capital stock of the Company and from loans from unrelated and related parties. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting and professional fees.

For the nine months ended September 30, 2011 and 2010, we used cash for operations of  $1,360,123 and $968,774, respectively and $3,227,843 since inception. Such cash use and accumulated losses have resulted primarily from costs related to various consulting and professional fee and costs incurred in connection with capital transactions. During the nine months ended September 30, 2011, cash used for investing activities consisted of $170,531 for charging stations and $15,102, for purchases of office and computer  equipment. This compares to $36,606 for all such purchases during the nine months ended September 30, 2010  The net decrease in cash during the nine months ended September 30, 2011 was $325,757  as compared with a net increase of $442,666 for the nine months ended September 30, 2010.

Since its inception, the Company has used cash for investing activities of $377,091 for the purchase of  Charging Stations and office and computer equipment; and the Company has received cash provided by financing activities of $3,653,045 from notes payable ($320,000) and $3,333,045 from sales of common stock.  As of September 30, 2011, the Company entered into a commitment to acquire additional charging stations during the coming year for $1,043,700.

Management believes that additional funding will be necessary in order for the Company to continue as a going concern. Significant additional capital or debt must be incurred to develop the Company’s business plan (that is, the acquisition and installation of charging stations prior to the generation of adequate service revenue). The Company is investigating several forms of private debt and/or equity financing, although there can be no assurances that the Company will be successful in procuring such financing or that it will be available on terms acceptable to the Company. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations. As of November 4, 2011, the Company has negotiated  the acquisition of  $2,500,000, in additional equity contributions.

Recent Accounting Pronouncements

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

Critical Accounting Policies and Estimates

None.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are ineffective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 21, 2011, the Company issued 50,000 shares to Lyons Capital, LLC pursuant to a consulting agreement entered into on July 21, 2011.

The foregoing description of the consulting agreement with the consultant is not intended to be complete and is qualified in its entirety by the complete text of the Agreements attached to this current report on Form 10-Q as Exhibit 10.1.

On July 26, 2011, NLBDIT Portfolio LLC converted $4,375.00 of the principal on the convertible note dated September 25, 2009 into 1,750,000 shares of common stock at a conversion price of $.0025 per share.

On July 26, 2011, Ruth Low converted $625.00 of the principal on the convertible note dated September 25, 2009 into 250,000 shares of common stock at the conversion price of $.0025 per share.
On July 26, 2011, Sunrise Charitable Foundation, Inc. converted $2,500.00 of the principal on the convertible note dated September 25, 2009 into 1,000,000 shares of common stock at a conversion price of $.0025 per share.

On July 26, 2011 Sunrise Securities Corp converted $5,000.00 of the principal on the convertible note dated September 25, 2009 into 2,000,000 shares of common stock at the conversion price of $.0025 per share.

On August 10, 2011 the Company entered into a consulting agreement with Constellation Asset Advisors, Inc., (“Constellation”). Pursuant to the consulting agreement, Constellation has agreed to provide the Company with investor communications and public relations with existing shareholders and investment professionals for a period of two years. As consideration for the consulting agreement, the Company agreed to issue to Constellation 300,000 shares of the Company’s par value $.001 common stock and four series of warrants to purchase: (i) 200,000 shares of the Company’s par value $.001 common stock for $2.50, (ii) 500,000 shares of the Company’s par value $.001 common stock for $5.00; (iii) 500,000 shares of the Company’s par value $.001 for $7.50, and (iv) 500,000 shares of the Company’s $.001 par value common stock for $10.00. The term for each of the four series of warrants is five years.

The foregoing description of the consulting agreement and warrant with the consultant is not intended to be complete and are qualified in their entirety by the complete text of the Agreements attached to this current report on Form 10-Q as Exhibit 10.2.

On September 23, 2011, the Company issue a Senior Promissory Note and Security Agreement to Nathan Low (the “Holder”) due and payable on March 23, 2012 (the “Maturity Date”) for $100,000 (the ”Note”) . The Note and Security Agreement is attached as Exhibit 10.3. The Note bears interest at an annual rate of 10% payable on the Maturity Date. Pursuant to its terms this Note was prepaid, without penalty or consent of the Holder, on November 10, 2011, for the principal balance and accrued interest of $1,315.06.

Simultaneous with the execution of the Note, the Company issued a total of 5,000 shares of par value $.001 common stock to Holder.

In connection with the issuance of the Note, the Company issued to Holder a warrant to purchase one hundred thousand (100,000) shares of the Company’s par value $.001 common stock (the “Warrant”) attached as Exhibit A to the Note. Pursuant to the terms of the Warrant, Holder shall have the right to exercise the Warrant at any time within seven (7) years of the date of the Note at a purchase price of $3.00 per share of common stock.

On September 28, 2011, Ze’evi Group, Inc. converted $10,750 of the principal due on the convertible note dated September 25, 2009 into 4,300,000 shares of common stock at the conversion price of $.0025 per share.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September  30, 2011.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

(a)         Exhibits

10.1	Senior Promissory Note between Car Charging Group, Inc. and Lyons Capital, LLC as of July 21, 2011.

10.2	Consulting Agreement between Car Charging Group, Inc. and Constellation Asset Advisors, Inc. as of August 10, 2011.

10.3	Senior Promissory Note and Security Agreement between Car Charging Group, Inc. and Nathan Low as of September 23, 2011.

31.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL).

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAR CHARGING GROUP, INC.

By: /s/ Michael D. Farkas
Date: November 21, 2011	Michael D. Farkas Chief Executive Officer Principal Executive Officer

By: /s/ Richard Adeline
Richard Adeline Chief Financial Officer