Form 10-K
period 2011-12-31
Car Charging Group, Inc.
filed 2012-04-16
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Year Ended December 31, 2011

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 333-149784

CAR CHARGING GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	03-0608147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1691 Michigan Avenue, Suite 601
Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 521-0200

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011: $8,264,094.

As of April 16, 2012, the registrant had 39,713,450 common shares issued and outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES	7
ITEM 3.	LEGAL PROCEEDINGS	7
ITEM 4.	MINE SAFETY DISCLOSURES	7
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	7
ITEM 6.	SELECTED FINANCIAL DATA	8
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F-
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	15
ITEM 9A.	CONTROLS AND PROCEDURES	16
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	17
ITEM 11.	EXECUTIVE COMPENSATION	19
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	20
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	21
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	21
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	22
SIGNATURES		23

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” below.

PART I

ITEM 1.          BUSINESS

Overview

Car Charging Group, Inc. (the “Company”) provides an electric charging service for the electric vehicle (EV) automobile market, delivering convenient access for EV drivers to refuel their automobiles wherever they live, work and play. The Company seeks to become a leading provider of EV charging services throughout North America and ultimately in Europe and Asia.  In order for electric vehicles to become a mainstream reality, public EV charging stations need to be in place and readily available to consumers nationally.

Car Charging installs electric charging services where EV owners are likely to live, commute, and shop, leading to a higher utilization on every installation investment.  We contract with property owners and managers who control locations in high traffic areas where there is accelerating consumer adoption of electric cars as a less expensive means of transportation coupled with a focus on greenhouse gas savings.

Charging installs fast charging stations, enabling most EV owners to fully recharge their batteries from empty in about four hours.   However, most drivers will use our service to “top off” their batteries, to re-energize their batteries from approximately half a charge to a full charge. Car Charging sets its price based on a variety of factors, some of which are local electricity tariffs, location, and competitive services.  The stations that provide our service are sourced from a third party today, many of which are purchased from Coulomb Technologies.

Our approach is to become a strategic partner with property owners, who own high value real estate, and to demonstrate the value we offer their locations.   Consumers seek businesses that support energy conservation and the Car Charging service provides a differentiator for those real estate owners who want to promote themselves as supporters of the “green” movement. Electric vehicle charging provides this missing component for many property owners.  Furthermore, our business model provides for the potential for increased revenue per parking spot.  Car Charging offers the property owner a share in the revenue stream generated from the charging sessions as well as any other revenue derived from the location.

Over the past year and half, Car Charging has contracts with and generated strong relationships with many of the essential property owners required to build a profitable charging business.  Real estate segments we have established strong ties with include apartment complexes/MDUs for residential living, REITs, national parking garage owners and managers, retailers, shopping centers and malls, high population density municipalities, and office parks.   Partnerships under contract in the parking market segment include ICON, Central, ACE, and LAZ parking.  In the residential arena, contracts include Forest City, Equity One, Equity Residential, and Kettler. In the retail segment, relationships include Walgreens, Mall of America, Aventura Mall, and Four Seasons in Miami.  Lastly, municipalities own and operate prime locations where we have relationships and those include the Pennsylvania Turnpike, Norwalk, and Dania Beach.

Our main source of revenue will be derived from the electric charging services, with pricing set as an hourly rate or on a per kilowatt hour rate.  As more states adopt electricity deregulation, Car Charging will be in a more advantageous position to be competitively price its service vis-a-vis refueling at home.  As a first mover in the Electric Vehicle infrastructure category, Car Charging is set to capitalize on the opportunities presented by this emerging industry.

Our Company is able to facilitate the purchase of EV charging stations through its wholly owned subsidiary, eCharging Stations, LLC. The installation and maintenance of the EV charging equipment is subcontracted through approved local vendors.  It is competitively bid so as to maintain the lowest installation and on-going costs possible.

History

The Company was incorporated in October 2006 in Nevada with the intention of providing personal consultation services to the general public.  On December 7, 2009, we entered into a Share Exchange Agreement with Car Charging, Inc., a Delaware corporation (“Car Charging”).

At closing, pursuant to the majority consent of our board of directors and shareholders, we approved (i) an amendment to our Articles of Incorporation changing our name to Car Charging Group, Inc. and (ii) the authorization of 20,000,000 shares of preferred stock of the Company.  Additionally, we filed a Certificate of Designation with the state of Nevada designating rights to the authorized preferred stock of the Company (the “Series A Convertible Preferred Stock”).

During February, 2011, the Shareholders and Board of Directors authorized a decrease of our issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-fifty (1:50) basis (the “Reverse Stock-Split”).  All share and per share amounts included in the consolidated financial statements have been adjusted retroactively to reflect the effects of the Reverse Stock-Split.

Corporate Structure

Car Charging Group, Inc. is the parent company of Car Charging, Inc., a Delaware corporation, which serves as the main operating company and is, in turn, the parent company of several distinct wholly-owned subsidiary operating companies.

Industry Overview

The electric vehicle industry is set to accelerate over the next several years for a multiplicity of reasons.  Gasoline prices continue to rise and could in fact approach the sky-high prices seen in Europe.  Environmental awareness and CO2 impact is of great concern to consumers globally.  States such as California have passed laws requiring significant reduction in greenhouse gas emissions from passenger vehicles.  While hybrid automobiles are attaining improved gas mileage, they remain a severe pollutant.

Large scale market penetration and consumer adoption will occur over the next few years due to these five main reasons.

1.	U.S. legislative programs provides incentives to grow the industry

There has been a concerted effort on the part of the federal, state and local governments to foster the electric vehicle industry, supporting both the vehicles and the necessary infrastructure to recharge them.  There have been an unprecedented number of loans and grants to insure this segment succeeds.  The Ford Motor Company was awarded a $5.9 billion loan in June of 2009.   Tesla Motors received a $465 million loan to build its plant in Fremont California and to support its production of its Model S 4-door sedan.  Both of the aforementioned loans came from the US Government’s $25 billion program dedicated to the development of electric/plug-in hybrid vehicles.

The United States Government has approved a $7,500 tax credit to purchasers of electric vehicles, with legislation in place to raise this tax credit to $10,000.  Whether it is for the actual manufacturing of a new car, or to startup companies looking to capitalize on new infrastructure technologies, governments have committed to spending billions of dollars to ensure that the electric vehicle industry as a whole will succeed.

2.	Maintain a relatively low cost of electricity when compared to gasoline

At the beginning of the 20th Century, electricity generally cost over $0.20 per kilowatt hour, and could have been as high as $0.40.  During that same time period, gasoline could be purchased for $0.05 per gallon.  Today, the average price of a gallon of regular gasoline across the United States exceeds $3.79 while the average cost of electricity is $.13 per kilowatt hour.  The spread between gasoline and electricity continues to widen.

Concurrently, major utility companies are all working on upgrading their infrastructure to make it easier to charge an electric vehicle. The “smart-grid” investment that many utilities have already made will provide ample information to predict the required power requirements needed to support a widespread EV infrastructure.

3.	Variety of vehicles at price points that are consistent with today’s gasoline-powered vehicles

Almost all of the major car manufacturers have committed to build an electric vehicle by 2015.  General Motors, Ford, Chrysler, Nissan, Honda, BMW, Mercedes, Tesla, and Fisker are just some of the examples of the car manufactures committed to making the electric vehicle industry a successful enterprise.  Lease options from General Motors for the Chevy Volt are extremely attractive at $349 price per month.  The BMW ActiveE has an unlimited mileage lease for $499 per month.

Once the U.S. government incentives are subtracted, an EV’s sticker price becomes much more attractive.   Manufacturers and consumers will need to be weaned off of this stipend as the government cannot afford to provide this incentive for an extended period of time.  Technology advances from the private sector will enable manufacturers to establish a very competitive price point in the coming years.

4.	Battery costs decrease while recharge life increases

Battery technology is advancing at a blistering pace.  Not only are the battery costs per kilowatt hour decreasing rapidly, but also are the size and weight.  All three variables are necessary components required to drive down the costs of an electric vehicle. Additionally, battery lifespan is critical to EV acceptance, and companies such as A123Systems are leading the way towards increased battery longevity.

5.	EV Infrastructure that supports consumer driving habits

Consumers are fickle and do not want to alter their daily routine or driving habits. And while many believe that most EV charging will be completed at home, the need for a robust, pervasive public EV charging infrastructure is required to eliminate range anxiety.  Public and residential charging eliminates the need for drivers to go out of their way to fill their gas tank.  Instead, charging stations will be located in popular destination locations where drivers currently park.  Be it for 20 minutes at a local Walgreens, for a few hours while parking at work, or at home overnight, the recharging infrastructure build-out will be more than sufficient for nearly all drivers.

The Ford Motor Company was awarded a $5.9 billion loan in June of 2009.  In 2010 Tesla Motors, Silicon Valley’s electric car manufacturer received a $465 million loan.  Both of the aforementioned loans came from the US Government’s $25 billion program dedicated to the development of electric/plug-in hybrid vehicles.

In 2010, the government of France took the lead in Europe by announcing that it would spend $2.2 billion to build a network of charging stations.  Remarkably, France is putting the burden on building owners: the installation of charging stations will be mandatory in all office parking lots by 2015 and all new apartment buildings with parking lots must host charging stations by December, 2012.  We anticipate that other governments will follow the French example.

Equipment and Network Utilized

Many of the EV charging stations installed today include the CT2000 family of ChargePoint Networked Charging Stations, manufactured by Coulomb Technologies, which are specifically designed for the North American market.   The CT2000 family of charging stations supports fast charging known as Level 2 (208/240V @ 32A) charging.  The ChargePoint Networked Charging Stations combined with the ChargePoint Network Operating System (NOS) form a smart charging infrastructure for plug-in electric vehicles.

Although we do not exclusively use Coulomb’s charging stations, we believe they are at the forefront of the electric vehicle charging station market.  Strategically, it makes the most sense to be aligned with their devices and network infrastructure.  As the market continues to mature, we intend to upgrade when new technologies become available.  Car Charging has been provided many charging stations under the Coulomb ChargePoint America (CPA) program which enables us to lower our average overall equipment costs.

Competition

The competitive landscape in the development of a national or regional electric vehicle infrastructure is young and still fragmented. No clear leader or leaders have emerged, leaving room for new arrivals to ascend. The terrain, however, is such that competitors may quickly become complimentary to one another, allowing for greater mobility and enhanced driving distance for the electric vehicle operator through the ability to charge at charging stations owned and/or operated by different owners. This, in turn, will work towards further expansion of the electric vehicle industry, bringing additional revenue to all these companies and allowing the infrastructure to grow. Furthermore, because Car Charging is in the business of owning and operating EV charging stations and not developing the technology behind the chargers, potential competitors become partners if and when Car Charging seeks new chargers to with which to equip additional locations as the technology further develops

The electric vehicle charging marketplace is made up of a variety of companies who either offer direct distribution or work with independent distributors, including:

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

Ecotality manufactures and sells Level 2 and 3 “Blink” chargers.  Under a Federal Grant “The EV Project” they anticipate installation of approximately 14,000 Level 2 and 300-400 Level 3 chargers in 6 states.

NRG offers home and public charging at fixed monthly rates, and currently only offers this in Dallas/Ft Worth and Houston. They anticipate a 20 city rollout of EV charging station infrastructure, with an emphasis on monthly subscriptions.

Customers

We launched our business in the State of Florida but have expanded to locations throughout the United States.  Our goal is to expand both nationally and internationally in conjunction with the demand for our service. Currently, our customers are made up of apartment complexes/MDUs for residential living, REITs, national parking garage owners and managers, retailers, shopping centers and malls, high population density municipalities and office parks.

Sales and Marketing

When evaluating our future, we believe the most important consideration is the number of locations we sign up to install charging stations.  We could sign up a 600 spot parking garage, but only install one charging station upon the signing of our contract. What that location now represents to us as a company is 599 other potential charging locations that will yield future potential revenues in essential EV markets. We will have minimum capital needs to secure locations, and will only spend as the market warrants. Through the use of technology, we will be able to monitor the usage of the charging stations. As the market develops, we can increase the number of charging stations installed at each location.

We employ a direct sales team located both on the east and west coast, as well as a team of independent contractors located throughout the United States actively pursuing and closing deals.

Car Charging’s website is located at www.carcharging.com and will leverage this as a storefront to market our services to property owners as well as to consumers.  We frequently utilize public relations to announce our new property partnerships through an outside agency.  And, we employ social networking such as facebook and twitter to ensure there is much discussion on the topic of EV charging in the public domain.

Government/Regulatory Approval

 Local regulations for charging station installation vary from city to city.  Compliance with such regulation(s) may cause installation delays, but these issues are standard and expected for any product that requires construction as part of its installation.

Currently, the Company charges customers hourly for its services, rather than base charges on kilowatt hours used so as not to be treated as a regulated public utility.  California, Oregon, Virginia and the State of Washington have determined that companies that sell electric vehicle charging services to the public will not be regulated as utilities, therefore allowing us to charge based on kilowatt usage.  These individual state determinations are not binding on any other regulator or jurisdiction; however, they demonstrate a trend in the way states view the industry.  Other jurisdictions, including Florida and Michigan are in the process of adopting such reforms.

Employees

As of April 16, 2012, there are nine employees.

Intellectual Property

The Company has entered into a Licensing Agreement with Michael D. Farkas and Balance Holdings, LLC for the exclusive use of filed provisional patent applications for the following inventions:

EVSE Parking Bumper: An inductive charging station in the form of a parking bumper that will reduce the visual and physical clutter in already-congested parking lots and garages. (Provisional Patent Application Number: 61529016)

Under-the-Street Inductive Charging System: An inductive charging system to be used underneath the road that will charge EVs while they are driving. (Provisional Patent Application Number: 61529022)

Both products allow EV drivers to wirelessly power and pay for their charging services in an automated and seamless transaction.

Other Information

We maintain our principal offices at 1691 Michigan Avenue, Miami Beach, Florida, 33139. Our telephone number is (305) 521-0200. A Silicon Valley office was also recently established to house our marketing and sales departments and to provide improved support for west coast operations. Our website is www.CarCharging.com; we can be contacted by email at info@CarCharging.com.

ITEM 1A.      RISK FACTORS

Risks Relating to Our Business

WE HAVE A LIMITED OPERATING HISTORY THAT YOU CAN USE TO EVALUATE US, AND THE LIKELIHOOD OF OUR SUCCESS MUST BE CONSIDERED IN LIGHT OF THE PROBLEMS, EXPENSES, DIFFICULTIES, COMPLICATIONS AND DELAYS FREQUENTLY ENCOUNTERED BY A SMALL DEVELOPING COMPANY.

We were incorporated in Nevada in October, 2006. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the potentially highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUE.

In order to maximize growth in our current and potential markets, we believe that we must expand our marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures and management information systems. We will also need to effectively train, motivate and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

In order to achieve the above-mentioned targets, the general strategies of our company are to maintain and search for hard-working employees who have innovative initiatives; as well as to keep a close eye on expansion opportunities through merger or and/or acquisition.

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

In connection with our growth strategies, we may experience increased capital needs; accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products and/or services by our competition; (iii) the level of our investment in research and development;  (iv) the amount of our capital expenditures, including acquisitions, and (v) our growth. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF OUR OFFICERS.

We are presently dependent to a great extent upon the experience, abilities and continued services of Michael D. Farkas, Andy Kinard and Jack Zwick, our management team.  The loss of services of Mr. Farkas, Mr. Kinard or Mr. Zwick could have a material adverse effect on our business, financial condition or results of operation.

NEED FOR ADDITIONAL EMPLOYEES

Our future success also depends upon our ability to attract and retain highly qualified personnel. Expansion of our business and the management and operation of the Company will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. There can be no assurance that we will be able to attract or retain highly qualified personnel. As our industry continues to evolve, competition for skilled personnel with the requisite experience will be significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

WE ARE IN AN INTENSELY COMPETITIVE INDUSTRY AND THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO COMPETE WITH OUR COMPETITORS WHO MAY HAVE GREATER RESOURCES.

The Company could face strong competition within the local area from competitors in the EV charging services industry who could duplicate the model.  These competitors may have substantially greater financial, marketing and development resources and other capabilities than the Company. In addition, there are very few barriers to enter into the market for our services.  There can be no assurance, therefore, that any of our competitors, many of whom have far greater resources, will not independently develop services that are substantially equivalent or superior to our services.  Therefore, an investment in the Company is very risky and speculative due to the competitive environment in which the Company intends to operate.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operations and access to capital.  We have not performed an in-depth analysis to determine if in the past un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.  We currently do not have an audit committee or audit committee financial expert. Our Code of Ethics requires members of our management team to report any conduct by our Chief Executive Officer or Chief Financial Officer, believed to be in violation of law or business ethics or in violation of any provision of the Code of Ethics to our audit committee.  Because of the lack of an audit committee, violations of our Code of Ethics or violation of law or business ethics by Chief Executive Officer and Chief Financial Officer may go unreported.

OUR COMMON STOCK IS QUOTED ONLY ON THE OTC BULLENTIN BOARD (“OTCBB”), WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTCBB. The OTCBB is a significantly more limited market than the New York Stock Exchange or the NASDAQ Stock Market. The quotation of our shares on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result holders of our securities may not find purchasers for our securities should they to desire to sell them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

OUR SHARES OF COMMON STOCK ARE VERY THINLY TRADED, AND THE PRICE MAY NOT REFLECT OUR VALUE AND THERE CAN BE NO ASSURANCE THAT THERE WILL BE AN ACTIVE MARKET FOR OUR SHARES OF COMMON STOCK EITHER NOW OR IN THE FUTURE.

Our shares of common stock are very thinly traded, and the price, if traded, may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to increase awareness of the Company with investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for loans.

FUTURE ISSUANCE OF OUR COMMON STOCK COULD DILUTE THE INTEREST OF EXISITNG STOCKHOLDERS.

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of common stock could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such common stock as consideration or by investors who acquired such common stock in a private placement could have an adverse affect on the market price of our common stock.

THE APPLICATION OF THE SEC’S “PENNY STOCK” RULES TO OUR COMMON STOCK COULD LIMIT TRADING ACIVITY IN THE MARKET, AND OUR STOCKHOLDERS MAY FIND IT MORE DIFFICULT TO SELL THEIR STOCK.

Our common stock is currently trading at less than $5.00 per share and is therefore subject to the SEC’s penny stock rules. Before a broker-dealer can sell a penny stock, these rules require that it first approve the customer for the transaction and receive from the customer a written agreement to the transaction. It must furnish the customer a document describing the risks of investing in penny stocks. The broker-dealer must also tell the customer the current market quotation, if any, for the penny stock and the compensation the firm and its broker will receive for the trade. Finally, it must send monthly account statements showing the market value of each penny stock held in the customer’s account. These disclosure requirements tend to make it more difficult for a broker-dealer to make a market in penny stocks, and could, therefore, reduce the level of trading activity in a stock that is subject to the penny stock rules. Consequently, our stockholders may find it more difficult to sell their stock as compared to other securities.

WE DO NOT INTEND TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE, AND YOU MUST RELY ON INCREASES IN THE MARKET PRICES OF OUR COMMON STOCK FOR RETURNS ON YOUR INVESTMENT.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 2.         PROPERTIES

We currently occupy office space in Miami Beach, Florida.  The facility is 4,244 square feet, which provides us with ample space to facilitate our operations.

We currently lease an additional office facility in San Jose, California. The lease is for an initial term of 3 years.  The facility is 1,543 square feet.

ITEM 3.         LEGAL PROCEEDINGS

In March and April 2012, a former officer and director of the Company filed declaratory actions against the Company relating to compensatory matters, certain warrant exercise rights and the termination of his employment. No determination can be made as to the outcome of this matter at this time.  Management believes these suits to be without merit and intends to vigorously defend itself.

The Company has a lawsuit pending for past due fees due to a consulting firm in the amount of $41,000.  Although the outcome of this matter is uncertain, the Company has reserved for this amount in accounts payable and accrued expenses at December 31, 2011.

General Litigation

From time to time, the Company is a defendant or plaintiff in various legal actions which arise in the normal course of business. As such the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made. It is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 4.      MINE SAFETY DISCLOSURES

Not Applicable
PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY COMMON SECURITIES.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “CCGI” since December 2009. The OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange.

Price Range of Common Stock

The following table sets forth, for the periods indicated, the high and low bid prices per share for our common stock  as reported by the OTCBB quotation service. Bid prices prior to February 25, 2011 are adjusted based on the Company’s 50 for 1 reverse stock split, effective that day. These bid prices represent prices quoted by broker-dealers on the OTCBB quotation service. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price

December 31, 2011	$1.00	$2.19
September 30, 2011	1.15	2.72
June 30, 2011	2.15	4.00
March 31, 2011	2.50	25.00
December 31, 2010	20.55	75.00
September 30, 2010	32.50	75.00
June 30, 2010	26.50	50.50
March 31, 2010	32.50	55.00

Approximated Number of Equity Security Holders

As of April 16, 2012 there were approximately 100 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Warrants Granted

The following table summarizes outstanding warrants by Expiration Date at December 31, 2011:

	Exercise	Expiration
Quantity	Price	Date

5,000	$42.50	April 12, 2012
200,000	$2.50	August 10, 2012
515,000	$3.00	August 25, 2012
100,000	$3.00	December 7, 2012
50,000	$30.00	April 1, 2013
5,000	$15.00	April 1, 2013
2,200,000	$3.00	April 27, 2013
500,000	$5.00	August 10, 2013
500,000	$7.50	August 10, 2013
500,000	$10.00	August 10, 2013
4,652,165	$3.00	August 25, 2013
10,000	$51.50	August 25, 2013
250,000	$1.50	November 15, 2014
1,277,170	$1.66*	January 19, 2015
3,834	$30.00	May 5, 2015
50,000	$20.00	January 11, 2016
100,000	$1.00	September 22, 2018
10,918,169

*Price may be lower if market closes at lower price on exercise date.

ITEM 6.         SELECTED FINANCIAL DATA

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the year ended December 31, 2011 and 2010 should be read in conjunction with our consolidated financial statements and the notes to those consolidated  financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Forward-Looking Statements.”

Overview

Car Charging Group, Inc. (formerly New Image Concepts, Inc.) was created as a result of a merger (Reverse Merger) on December 7, 2009, with Car Charging, Inc.  New Image Concepts Inc. was a development stage entity with the intention of providing personal consultation services to the general public; Car Charging Inc. was formed on September 8, 2009 to develop a market to service electric vehicle charging.  To that end, we are establishing a comprehensive network of EV charging stations that delivers easy, convenient access to drivers wherever they live, work and play. The charging stations are installed, maintained and owned by the Company and they are provided at no cost to the business/property owner “partner.”   The use of the stations is not anticipated in any significant volume until sometime after the 4th quarter of 2012, when automobile manufacturers are scheduled to mass produce and sell electric vehicles to the public.

To date, the Company’s operations have been devoted primarily to developing a business plan, raising capital for future operations, entering into contracts with property owner/operators (the “Provider Agreements) and administrative functions.  The Company intends to grow through internal development and selected acquisitions.  During 2011, the Company installed 39 charging stations pursuant to the terms of its Provider Agreements.  The ability of the Company to achieve its business objectives, however, is contingent upon its success in raising additional capital until adequate revenues are realized from operations.  Therefore, no substantial revenue or profit is anticipated in the near or foreseeable future.

During 2010, the Company raised $1,448,046 in capital through private sales of its common stock.

During 2011, the Company increased its funding by $2,499,999 through additional private sales of its common stock.

Through April 16, 2012, the Company has raised $2,000,000 in capital through private sales of common stock and its yet-to-be-designated Series B Preferred Stock.

By December 31, 2011, the Company had entered into contracts to provide charging services on third party premises, “Provider Agreements”, with 37 entities and completed installation of 46 charging stations (EV devices).

The Company generally acquires charging stations from Coulomb Technologies Inc., but consistent with its policy and business plan, continuously reviews the availability of acquiring EV devices from other manufacturers.

The Company’s business plan anticipates that significant capital will be needed during 2012 and 2013 to continue building our network of charging stations throughout the United States. Accordingly, the amount of new capital needed will vary depending on several significant factors that include quantity of electric vehicle sales, gasoline prices, success of the Company’s Provider Agreement program, cost of EV's and the Company’s continued acceptance by the capital markets.

Pursuant to our business plan, to stimulate growth, control cash-flow and minimize costs, the Company has implemented a policy of both acquiring leads to property owners for Provider Agreements through independent contractors and the utilization of in-house personnel in pursuit of Provider Agreements. Company executives accordingly, are employed to close and maintain Provider Agreements and relationships, in addition to those who coordinate installations and operations of EV charging stations.

Wherever possible, the Company has adopted a policy of issuing warrants and stock to avoid cash compensation expenses and encourage stock sales (subscriptions). These warrant transactions can result in significant non-cash compensation charges and other non-cash charges that are generally reflected in the consolidated financial statements as “compensation”, “general and administrative” or as “change in fair value” in the statements of operations and cash flow.

The foregoing results in a balance sheet account referred to as “Derivative Liabilities.” Our cumulative liability related to these derivative transactions can be summarized at December 31, 2010 as consisting of liability related to warrants of $984,597 and conversion features of notes payable of $2,483,267.  The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense, $3,211,356 gain for 2010. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In March 2011, agreements between the Company and the note holders to fix the conversion rate stated in the convertible notes effectively removed the embedded derivative from the convertible notes. Accordingly, as future conversions were no longer subject to reset, the derivative liability related to the notes was adjusted to $0 and the Company recognized a gain on the change in value of the derivative liability of $2,701,894 upon execution.

In October 2011, the Company executed an agreement with the warrant holders which eliminated the reset feature of these warrants.  As a result, the derivative liability associated with the reset is no longer present and the Company recognized a gain on the change in value of derivative liability of $786,721.

Results of Operations

Comparison of the year ended December 31, 2011 and 2010

Revenues

The Company generated revenues of $59,490 from sales of EV Charging Stations and $2,799 in revenues from service fees related to installed EV Charging Stations for the year ended December 31, 2011.  The Company did not derive any revenue from operations for the year ended December 31, 2010.  While the Company’s primary strategy is to earn revenue through the installation and maintenance of EV Charging Stations, the Company will sell EV Charging Stations on occasions when the opportunity presents itself.

Operating Expenses

Operating expenses include equipment and installation expenses, marketing and advertising expenses, operations, sales, marketing, finance and legal functions. As the number of property contracts increase, the equipment and installation expenses rise accordingly.  Car Charging obtains competitive bids for each installation location in order to decrease these costs.  Equipment costs have decreased approximately 19% over a one year period also contributing to reduced installation expenses.

Sales expenses are incurred once a contract is signed and the service is initiated.  Marketing expenses include essential industry conference participation and regional exhibits to engage with prospective property owners as well as consultants who develop our website, public relations outreach as well as social media engagement.

Net Income and Loss before Provision for Income Taxes

Our net loss during the year ended December 31, 2011, is attributable to the fact that we have derived minimal revenue from operations to offset our business development expenses. Although we are pleased to note that auto manufacturers have initiated electric vehicle sales in the United States and that such sales should lead to production of revenue, our loss for the year ended December 31, 2011 amounted to $1,140,075, net of a gain on change in fair value of derivative liability of $3,488,615.  The loss primarily consists of compensation including stocks and warrants issued for services of $1,872,820 and cash compensation for consulting services of $481,741; as well as non-cash charges of $485,000 issued as common stock in exchange for extinguishment of warrants.  During the year, management entered into negotiations and agreements to install EV at locations throughout the United States; and is in the process of hiring additional sales personnel, arranging to lease additional office space and negotiating additional installation cites.

Manufacture and significant supply of electric vehicles that will require utilization of the Company’s services is not anticipated to be widespread until the 4th quarter of 2012; this gives the Company adequate time to develop its distribution plan and additional capital sources.

Our net loss during the year ended December 31, 2010, is attributable to the fact that we did not derive any revenue from operations to offset our business development expenses.  Our loss for the year ended December 31, 2010 amounted to $5,709,559, net of a gain on change in fair value of derivative liability of $3,211,356.  The loss primarily consists of compensation (including non-cash warrant compensation $6,995,084, and other cash compensation, including consulting, of $870,753; as well as non-cash general and administrative charges of $309,000 issued as common stock, rent of $70,011 and travel of $93,227.

Liquidity and Capital Resources

During 2011, the Company has primarily financed its activities from sales of capital stock of the Company and from short-term loans from related parties.  A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as office expenses and various consulting and professional fees, as well as our initial acquisition and installation of charging stations.

For the year ended December 31, 2011, $2,499,999 of cash provided by finance activities; $466,515 was invested in charging stations and other depreciable property.  Our accumulated deficit since inception (including liability for embedded derivatives) is $13,650,817.  Such cash use and accumulated losses have resulted primarily from costs related to various consulting and professional fees and costs incurred in connection with capital transactions (embedded derivatives).

Historically, the Company has been dependent on debt and equity raised from individual investors to sustain its operations.  The Company’s product has not been placed in enough locations to generate significant revenue.  The Company has incurred losses and cash for operating activities since inception.  In November, 2011, the Company entered into a stock purchase agreement for 2.5 million shares of common stock in exchange for $2.5 million in cash.  In accordance with this agreement, as of December 31, 2011, the Company issued 1,500,000 shares of common stock at $1.00 per share. The agreement calls for the issuance of 500,000 additional shares to be issued in March of 2012, funding of which was received on April 3, 2012, and 500,000 shares to be issued in June of 2012, each at $1.00 per share.  Although there can be no assurance, management believes that the Company has sufficient resources to fund the Company’s operations through at least December 31, 2012.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

b. Development stage company

The Company is a development stage company as defined by ASC 915-10 “Development Stage Entities.” The Company is still devoting substantially all of its efforts on establishing the business and developing revenue generating opportunities through its planned principal operations. In the latter half of 2011, the Company’s principal sales operations began however the Company did not recognize significant revenues during the period. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2011.

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

h. Stock-based compensation for obtaining employee services

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

Recently Issued Accounting Pronouncements

In December 2011, an accounting standard update was issued to enhance disclosures and provide converged disclosures in U.S. GAAP and IFRS about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities will be required to provide both net and gross information for those assets and liabilities in order to enhance comparability between entities that prepare their financial statements on the basis of U.S. GAAP and entities that prepare their financial statements on the basis of IFRS. The Company is required to adopt this standard update on January 1, 2013. The Company is evaluating the impact that this standard update will have on its consolidated financial statements.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Car Charging Group, Inc. and Subsidiaries
(A development stage company)

We have audited the accompanying consolidated balance sheets of Car Charging Group, Inc. and Subsidiaries, a development stage company, (the "Company") as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2011 and for the period from inception (September 3, 2009) to December 31, 2011. Car Charging Group, Inc and Subsidiaries' management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the period from inception (September 3, 2009) to December 31, 2009, were audited by other auditors and our opinion, in so far as it relates to cumulative amounts included for such prior periods, is based solely on the report of other such auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Car Charging Group, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the two-year period then ended, and for the period from inception (September 3, 2009) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldstein Schechter Koch P.A.
Goldstein Schechter Koch P.A.

April 16, 2012
Coral Gables, Florida

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2011	2010
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$406,859	$373,868
Deposits and advanced commissions	178,694	69,696
Prepaid expenses and other current assets	157,258	78,004
Total current assets	742,811	521,568

OTHER ASSETS:
EV Charging stations, net of accumulated depreciation of
$129,554 and $11,242, respectively	544,898	216,616
Office and computer equipment, net of accumulated
depreciation of $14,810 and $5,373, respectively	35,857	30,995
Total other assets	580,755	247,611

TOTAL ASSETS	$1,323,566	$769,179

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:

Accounts payable and accrued expenses	$365,113	$104,432
Accrued interest-related party	40	7,268
Convertible notes-related party, net of discount of	3,750	69,387
$0 and $15,614, respectively
TOTAL CURRENT LIABILITIES	368,903	181,087

Derivative liabilities	-	3,467,864

TOTAL LIABILITIES	368,903	3,648,951

STOCKHOLDERS' EQUITY ( DEFICIT):
Series A Convertible Preferred stock, par value $.001 per share;
20,000,000 authorized; 10,000,000 issued and outstanding
at December 31, 2011 and 2010, respectively	10,000	10,000
Common stock, par value $.001 per share; 500,000,000 shares
authorized; 37,384,414 and 1,796,817 shares issued and
outstanding at December 31, 2011 and 2010, respectively	37,384	1,797
Additional paid-in capital	15,557,096	9,619,173
Deficit accumulated during the development stage	(13,650,817)	(12,510,742)
Stock subscriptions receivable	(999,000)	-
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	954,663	(2,879,772)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,323,566	$769,179

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			For the
			Period from
	For the Year Ended		September 3,
	DECEMBER 31,	DECEMBER 31,	2009 (Inception)
	2011	2010	to December 31, 2011

Revenue:
Service Fees	$2,799	$-	$2,799
Sales	59,490	-	59,490
TOTAL REVENUE	62,289		62,289

Costs:
Cost of Services	1,217	-	1,217
Cost of Sales	60,830	-	60,830
TOTAL COSTS	62,047	-	62,047

GROSS PROFIT	242	-	242

Operating expenses:
Compensation	1,933,277	7,832,887	10,029,442
Other Operating expenses	430,573	260,176	731,323
General and administrative	1,725,197	799,274	2,559,406
TOTAL OPERATING EXPENSES	4,089,047	8,892,337	13,320,171

LOSS FROM OPERATIONS	(4,088,805)	(8,892,337)	(13,319,929)

Other income (expense):
Interest expense, net	(54,885)	(28,578)	(91,105)
Loss on exchange of warrants for stock	(485,000)	-	(485,000)
Gain on change in fair value of
derivative liability	3,488,615	3,211,356	245,217
TOTAL OTHER INCOME (EXPENSE)	2,948,730	3,182,778	(330,888)

Loss before income taxes	(1,140,075)	(5,709,559)	(13,650,817)

Income tax provision	-	-	-

NET LOSS	$(1,140,075)	$(5,709,559)	$(13,650,817)

Net loss per common share - basic & diluted	$(0.05)	$(3.47)

Weighted average number of common shares
outstanding - basic & diluted	23,898,637	1,646,789

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

						Deficit
					Additional	Accumulated during the	Stock	Total
	Preferred - A	Preferred-A	Common	Common	Paid-in	Development	Subscriptions	Stockholders
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Equity (Deficit)

Balance at September 3, 2009 (Inception)	-	$-	1,000,000	$50,000	$(50,000)	$-	$-	$-

Reverse acquisition adjustment	10,000,000	10,000	395,150	19,758	(70,515)			(40,757)

Sale of common (net of derivative liability of warrants $586,535)
			61,333	3,067	295,398			298,465

Effect of 1:50 reverse split				(71,369)	71,369			-

Net loss						(6,801,183)

Balance at December 31, 2009	10,000,000	$10,000	1,456,483	$1,456	$246,252	$(6,801,183)	$-	$(6,543,475)

Common stock issued for debt to founders			92,000	4,600				4,600

Common stock issued for services			21,167	1,058	432,441			433,499

Common stock issued for conversion of
convertible notes (net of derivative liability for conversion
feature of $552,872)			120,000	6,000	561,872			567,872

Sale of common stock with warrants
attached (net of derivative liability on 3,833 warrants of $75,839)			3,834	191	(18,531)			(18,340)

Common stock issued for cash			103,333	5,167	1,385,380			1,390,547

Warrants issued for services					6,995,084			6,995,084

Effect of 1:50 reverse split				(16,675)	16,675			-

Net loss 2010						(5,709,559)		(5,709,559)

Balance at December 31, 2010	10,000,000	$10,000	1,796,817	$1,797	$9,619,173	$(12,510,742)	$-	$(2,879,772)

Common stock issued for conversion of convertible
notes and accrued interest			32,708,544	32,709	52,982			85,691

Common stock issued in exchange for
extinguishment of warrants			565,000	565	484,435			485,000

Common stock issued for settlement of
accounts payable			17,482	17	24,983			25,000

Common stock issued in connection with debt issuance			5,000	5	5,995			6,000

Common stock issued for services			458,238	458	701,042			701,500

Sales of common stock			1,833,333	1,833	3,497,166		(999,000)	2,499,999

Warrants issued for services					1,171,320			1,171,320

Net loss 2011						(1,140,075)		(1,140,075)

Balance at December 31, 2011	10,000,000	$10,000	37,384,414	$37,384	$15,557,096	$(13,650,817)	$(999,000)	$954,663

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the
			Period from
	For the Year Ended		September 3,
	DECEMBER 31,	DECEMBER 31,	2009 (Inception)
	2011	2010	to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,140,075)	$(5,709,559)	$(13,650,817)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	133,371	16,174	149,986
Amortization of discount on convertible notes payable	36,365	27,634	70,166
Loss on common stock issued in exchange for extinguishment
of warrants	485,000	-	485,000
Gain on change in fair value of derivative liability	(3,488,615)	(3,211,356)	(245,217)
Common stock and warrants issued for services
and incentive fees	1,872,820	7,458,013	9,330,833
Changes in operating assets and liabilities:
Inventory	-	-	(72,768)
Prepaid expenses and other current assets	(81,602)	17,690	(159,606)
Deposits and advanced commissions	(100,690)	(33,439)	(170,386)
Accounts payable and accrued expenses	285,681	(74,033)	390,076
Accrued interest-related party	(2,748)	5,368	4,520
Net Cash Used in Operating Activities	(2,000,493)	(1,503,508)	(3,868,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office and computer equipment	(14,300)	(18,736)	(50,668)
Purchase of electric charging stations	(452,215)	(155,090)	(607,305)
Net Cash Used in Investing Activities	(466,515)	(173,826)	(657,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	-	100,000
Sale of common stock, net of issuing cost	2,499,999	1,448,046	4,833,045
Net Cash Provided by Financing Activities	2,499,999	1,448,046	4,933,045

NET INCREASE (DECREASE) IN CASH	32,991	(229,288)	406,859

CASH AT THE BEGINNING OF PERIOD	373,868	603,156	-
CASH AT END OF PERIOD	$406,859	$373,868	$406,859

SUPPLEMENTAL SCHEDULE OF CASH
FLOW ACTIVITIES-
Cash Paid For:
Interest expenses	$-	$-	$-
Income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING
ACTIVITIES-
Common stock issued for debt	$6,000	$567,872	$573,872
Inventory reclassified to Property and Equipment	$-	$72,768	$72,768
Debt and accrued interest converted to
common stock	$85,691	$15,000	$100,691
Common stock issued in exchange for
extinguishment of warrants	$485,000	$-	$485,000
Common stock issued for settlement of accounts
payable	$25,000	$-	$25,000
Common stock issued for services	$701,500	$433,499	$1,134,999
Warrants issued for services	$1,171,320	$6,995,084	$8,166,404

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)

December 31, 2011 and 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.        ORGANIZATION

Car Charging Group Inc. (“CCGI”) was incorporated on October 3, 2006 under the laws of the State of Nevada as New Image Concepts, Inc.  On November 20, 2009, New Image Concepts, Inc. changed its name to Car Charging Group, Inc.

Car Charging, Inc., was incorporated as a Delaware corporation on September 3, 2009.  Car Charging Inc. was created to develop electric charging service facilities for the electric vehicle (EV) automobile market.  Pursuant to its business plan, Car Charging Inc. (or its affiliates) acquires and installs EV charging stations, and shares servicing fees received from customers that use the charging stations with the property owner(s), on a property by property basis.   Additionally, the Company sells hardware to others.  Car Charging, Inc., therefore, enters into individual arrangements for this purpose with various property owners, which may include, cities, counties, garage operators, hospitals, multi-family properties, shopping-malls and facility owner/operators.

During February, 2011, the Shareholders and Board of Directors authorized a decrease of our  issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-fifty (1:50) basis (the “Reverse Stock-Split”).  There was no change to the authorized amount of shares or to the par value. All share and per share amounts included in the consolidated financial statements have been adjusted to reflect the effects of the Reverse Stock-Split.

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

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by ASC 915-10 “Development Stage Entities.” The Company is still devoting substantially all of its efforts on establishing the business and developing revenue generating opportunities through its planned principal operations. In the latter half of 2011, the Company’s principal sales operations began however the Company did not recognize significant revenues during the period. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

LIQUIDITY

Historically, the Company has been dependent on debt and equity raised from individual investors to sustain its operations.  The Company’s product has not been placed in enough locations to generate significant revenue.  The Company has incurred losses and used cash for operating activities since inception.  As of December 31, 2011, the Company had an accumulated deficit of $13,650,817.  In November, 2011, the Company entered into a stock purchase agreement for 2.5 million shares of common stock in exchange for $2.5 million in cash.  In accordance with this agreement, the Company issued 1,500,000 shares of common stock at $1.00 per share. The agreement calls for the issuance of 500,000 additional shares to be issued in March of 2012 and 500,000 shares to be issued in June of 2012, each at $1.00 per share. The proceeds from the issuance of the March share subscription were received on April 3, 2012. Although there can be no assurance, management believes that the Company has sufficient resources to fund the Company’s operations through at least December 31, 2012.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in both the Consolidated Balance Sheets and Consolidated Statement of Cash Flows. The Company has cash on deposits in several financial institutions which, at times, may be in excess of FDIC insurance limits.  Management has deemed this a normal business risk.

EV CHARGING STATIONS

EV Charging Stations represents the depreciable cost of charging devices that have been installed on the premises of participating owner/operator properties.  They are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three years. Upon sale, replacement or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statements of Operations.  The Company held approximately $185,000 in EV charging stations that were not placed in service as of December 31, 2011. The Company will begin depreciating this equipment when installation is substantially complete. Depreciation for the years ended December 31, 2011 and December 31, 2010 was $123,934 and $11,242, respectively.

In December 2010, management determined that EV Charging Stations that were previously recorded as inventory would be used for future installations and reclassified $72,768 in inventory to EV Charging Stations.  While the Company’s primary strategy is to earn revenue through the installation and maintenance of EV Charging stations, the Company will sell EV Charging stations on occasion when the opportunity presents itself.

OFFICE AND COMPUTER EQUIPMENT

Office and computer equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in Consolidated Statements of Operations. Depreciation for the years ended December 31, 2011 and December 31, 2010 was $9,437, and $4,932, respectively.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2011 or December 31, 2010.

DISCOUNT ON DEBT

The Company allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision have been recorded at their fair value within the terms of paragraph 815-15-25-1 of the FASB Accounting Standards Codification as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Consolidated Statements of Operations.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, deposits and advanced commissions, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2011 and 2010.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the consolidated statement of operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  Accordingly, when a customer completes use of a charging station, the service can be deemed rendered and revenue may be recognized

RECLASSIFICATION

During the year ended December 31, 2011, Management revised the Company’s operating plan in response to customer requests to purchase charging stations that would be provided and serviced by the Company.  Management believes that this type of sales activity will continue and will continue to function as a reseller of charging stations.  Accordingly, a sale of equipment that was classified in other income (expense) in the second quarter was reclassified to sales revenue.

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

ADVERTISING

The Company expenses non-direct advertising as incurred.  Total advertising expense for the years ending December 31, 2011 and December 31, 2010 was $27,411 and $-0-, respectively.

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

	2011	2010

Convertible notes	1,500,000	34,000,000

Preferred stock issued	25,000,000	25,000,000

Warrants	10,918,169	1,656,600

Total Potential Dilutive Shares	37,418,169	60,656,600

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the year ended December 31, 2011 and 2010, as they were anti-dilutive.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB amended guidance now codified as FASB ASC Topic 810, “Consolidation”.  FASB ASC Topic 810 changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The amendment of FASB ASC Topic 810-10 establishes the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a subsidiary. FASB ASC Topic 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010. The adoption of FASB ASC Topic 810 as amended did not have an impact on our consolidated financial statements.

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

In December 2011, an accounting standard update was issued to enhance disclosures and provide converged disclosures in U.S. GAAP and IFRS about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities will be required to provide both net and gross information for those assets and liabilities in order to enhance comparability between entities that prepare their financial statements on the basis of U.S. GAAP and entities that prepare their financial statements on the basis of IFRS. The Company is required to adopt this standard update on January 1, 2013. The Company is evaluating the impact that this standard update will have on its consolidated financial statements.

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

3.        CONVERTIBLE NOTES PAYABLE

Convertible notes payable bear interest of 6% annually which were payable upon maturity on September 25, 2011. The notes have a conversion price of $.0025.  At December 31, 2011, $3,750 of these notes were past due and remain outstanding and on February 29, 2012, were convertible to 1.5 million shares of common stock.

During June, 2010, $5,000 of these notes was converted to 40,000 common shares.

During July, 2010, $10,000 of these notes was converted to 80,000 common shares.

During January, 2011, $4,000 of these notes was converted to 32,000 common shares.

During March, 2011, $50,000 of these notes together with $4,441 of accrued interest were converted to 21,776,544 common shares

During May and June of 2011, $4,000 of these notes were converted to 1,600,000 common shares.

During July, 2011, $12,500 of these notes were converted to 5,000,000 common shares.

During September, 2011, $10,750 of these notes were converted to 4,300,000 common shares.

On February 29, 2012, the final $3,750 of convertible notes and accrued interest were converted into 1,529,036 common shares.

Subsequent to this transaction, there are no outstanding convertible notes.

Derivative analysis

Upon their origination, these notes had full reset adjustments based upon the issuance of equity securities by the Company in the future, they were subjected to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) 07-5). These notes have been measured at fair value using a lattice model at each reporting period with gains and losses from the change in fair value of derivative liabilities recognized on the consolidated statement of operations.  The convertible notes gave rise to a derivative liability which was recorded as a discount to the notes upon origination.

The embedded derivative of these notes was re-measured at December 31, 2010 yielding a gain on change in fair value of the derivative of $3,097,216, net of conversions to common stock, for the year ended December 31, 2010 and a loss of $5,799,110 for the period from September 3, 2009 through December 31, 2009.  The derivative value of these notes at December 31, 2010, yielded a derivative liability at fair value of $2,701,894.   During the year ended December 31, 2010, the Company converted $15,000 in convertible notes payable to 120,000 shares of common stock. The conversion resulted in a reduction of the derivative liability and increase to paid-in capital of approximately $553,000.

In March, 2011, the Company issued 21,776,544 common shares pursuant to the conversion of $50,000 in notes payable together with $4,441 of accrued interest.  This conversion was negotiated to mitigate the effect of the 1:50 Reverse-Split on the note conversion price which Management determined could have significantly dilutive effects due to its resets and toxic convertible features.

In March, 2011, agreements between the Company and the remaining note holders to fix the conversion rate stated in the convertible notes effectively removed the embedded derivative from the convertible notes.   Accordingly, as future conversions were no longer subject to reset, the derivative liability related to the notes was adjusted to $0 and the Company recognized a gain on the change in value of the derivative liability of $2,701,894 upon execution

4.        COMMON STOCK EQUIVALENTS

Subscription warrants

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company entered into a Subscription Agreement for the sale of 61,333 units of securities of the Company aggregating $920,000. Each unit consisted of one share of common stock and a warrant to purchase one share of Company’s common stock exercisable at $.60 per share.  The exercise price was subject to a full ratchet reset feature. 16,667 of these warrants were cancelled in 2010.  The remaining warrants were adjusted due to a sale of common stock for cash at $3.00 per share, resulting in 446,665 warrants outstanding. The fair value of these warrants granted, were estimated on the date of grant, and recorded as a derivative liability. The derivative was re-measured at December 31, 2010 using their reset value yielding a gain on the change in fair value of $225,579 for the year ended December 31, 2010 and a loss in fair value of $1,182,375 during the period from September 3, 2009 through December 31, 2009, the outstanding liability for the related derivative liability was $636,220 at December 31, 2010. As further disclosed in Note 5, in October 2011, the warrant holders agreed to the cancellation of their outstanding warrants in exchange for 565,000 shares of common stock.  This agreement effectively eliminated the remaining derivative liability associated with these warrants of approximately $80,000.

As of May 5, 2010, 3,834 additional units aggregating $57,500 were issued under a private placement.  Each unit consisted of one share of common stock and a warrant to purchase one share of Company’s common stock exercisable at $30.00 per share.  The related warrants issued in this place did not contain a full ratchet reset.

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company also issued warrants to purchase 500,000 shares of Company’s common stock exercisable at $.60 per share.  The exercise price was subject to a full ratchet reset feature. These warrants were adjusted due to a sale of common stock for cash at $3.00 per share, resulting in 100,000 warrants. The derivative for these 100,000 warrants was re-measured at December 31, 2010 yielding a derivative liability of $129,749, resulting in a gain on change in fair value for the year ended December 31, 2010 of $15,589 and a loss in fair value of $1,182,375 during the period from September 3, 2009 through December 31, 2009. The outstanding liability for the related derivative liability was $129,749 at December 31, 2010. In October 2011, the Company executed an agreement with the warrant holder which eliminated the reset feature of these warrants. As a result of this agreement, the derivative liability associated with the reset is no longer present and the gain on the remaining fair value of approximately $17,500 was recognized.

Compensation warrants

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

On April 27, 2010, the Company issued warrants to purchase 440,000 shares of Company’s common stock exercisable at $15 per share. The exercise price of these 440,000 shares was subject to a full ratchet reset feature.  These warrants were adjusted in June 2011 due to a sale of common stock for cash at $3.00 per share, resulting in 2,200,000 warrants.  The fair value of all of these warrants, estimated on the date of grant, was recorded as compensation expense of $3,099,009.

On August 25, 2010, the Company issued 1,033,433 warrants to purchase shares of the Company’s common stock exercisable at $15 per share.  The exercise price of these warrants was subject to a full ratchet reset feature. These warrants were adjusted in June 2011 due to a sale of common stock for cash at $3.00 per share, resulting in 5,167,565 warrants. The Company also issued 10,000 warrants to purchase shares of the Company’s common stock exercisable at $51.50 per share.   The fair value of all of the warrants, estimated on the date of grant, was recorded as compensation expense of $3,896,075.

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

On September 23, 2011, the Company issued 100,000 warrants to purchase shares of the Company’s common stock exercisable at $3.00 per share.  The exercise price was subject to a full ratchet reset feature. As a result, the fair value of these warrants, estimated on the date of grant, was recorded as a derivative liability and related discount of short-term notes of $20,751. On October 24, 2011, the warrants were amended to remove the ratchet feature and the exercise price was reduced to a $1.00 per share. The note was paid in full in November 2011 and the remaining discount recorded as interest expense.

On November 15, 2011, the Company issued 250,000 warrants to purchase shares of the Company’s common stock exercisable at $1.50 per share.  The fair value of all of the warrants, estimated on the date of grant, was recorded as consulting compensation expense of $77,993.

In October 2011, the Company executed agreements with certain employees and consultants which eliminated the reset feature of 7,467,165 warrants. As of December 31, 2011 all outstanding warrants have fixed exercise prices.

The fair value of all warrant issuances was computed using the Lattice Model, incorporating transaction details such as stock price, contractual terms, maturity and risk free rates, as well as assumptions about future financing, volatility and holder behavior.

The following table summarizes outstanding warrants by Expiration Date at December 31, 2011:

Quantity	Exercise Price	Expiration Date

100,000	3.00	December 7, 2012
50,000	30.00	April 1, 2013
5,000	15.00	April 1, 2013
5,000	42.50	April 12, 2012
2,200,000	3.00	April 27,2013
3,834	30.00	May 5, 2015
515,000	3.00	August 25, 2012
4,652,165	3.00	August 25, 2013
10,000	51.50	August 25, 2013
50,000	20.00	January 11, 2016
200,000	2.50	August 10, 2012
500,000	5.00	August 10, 2013
500,000	7.50	August 10, 2013
500,000	10.00	August 10, 2013
1,277,170	1.66	July 18, 2014
100,000	1.00	September 22, 2018
250,000	1.50	November 15, 2014
10,918,169

		Warrants Outstanding
Range of Exercise Price	Number Outstanding 12/31/11	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price

$1.00-$51.50	10,918,169	3.28	3.68

		Warrants Exercisable
Range of Exercise Price	Number Outstanding 12/31/11	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price

$1.00-$51.50	9,418,169	3.04	3.07

5.        STOCKHOLDERS’ DEFICIT

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

On February 19, 2010, the Company issued 4,600 shares of its common stock, to extinguish a debt to its founders of $4,600 included in accounts payable. The stock was treated as founders’ shares and issued at its par value of $0.001.

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

On September 7, 2010, the Company issued 66,667 shares of common stock at $15.00 per share, together with 6,667 shares of common stock for services performed in connection with the sale of these share. The Company received $885,000, net of costs of $115,000.

On January 3, 2011, the Company issued 250 shares of common stock in payment of services. In addition, the Company entered into a continuing services agreement that provides for issuance of $1,500 of common stock per month in connection with this agreement.  In connection with this agreement, the Company issued 1,451 shares during the year.

On February 4, 2011, the Company issued 3,000 shares of common stock in payment of $81,000 in services.

During June, 2011, the Company issued 1,005 shares of common stock in payment of $3,000 in services and issued 333,333 shares for cash at $3.00 per share.

During July, 2011, the Company issued 50,000 shares of common stock at $1.80 per share for services performed.

During August, 2011, the Company issued 400,000 shares of common stock at $1.25 per share for services performed.

During September, 2011, the Company issued 17,482 shares of common stock in exchange for forgiveness of a $25,000 account payable.

During October, 2011, the Company issued 3,527 shares of stock in exchange for $6,000 worth of services.

In October 2011, the Company entered into an agreement with three warrant holders, whereby the Company issued 565,000 shares of common stock in exchange for warrants to purchase 446,665 shares. The exchange agreement terminates all rights associated with the warrants.

Due to the reset feature of these warrants, they represented a derivative liability of approximately $80,000 at the time of the exchange. The Company elected to treat this transaction in accordance with ASC 470-50-40 “Extinguishment of Debt”.  Per the codification, the Company recognized a loss for the excess of consideration in the form of common stock given over the fair value of the extinguished instrument. On the measurement date, the fair value of the common stock issued was $1.00 per share and the warrants had a combined fair market value of $80,000. The exchange resulted in the Company recording a loss on the conversion of $485,000, which was recorded as a Loss on Exchange in the Other Income (Expense) section of the Consolidated Statement of Operations.

In November, 2011, the Company entered into a stock purchase agreement for 2.5 million shares of common stock in exchange for $2.5 million in cash.  In accordance with this agreement, the Company issued 1,500,000 shares of common stock at $1.00 per share. The agreement calls for the issuance of 500,000 additional shares to be issued in March of 2012, funding of which was received on April 3, 2012 and 500,000 shares to be issued in June of 2012, each at $1.00 per share.  The stock subscription, net of common share amount to be issued, resulted in stock subscription receivable of $999,000 at December 31, 2011.

During December, 2011, the Company issued 5,000 shares in connection with the receipt of a loan resulting an a discount on the loan of approximately $21,000.  The loan was paid in full prior to year end and the discount was recognized as interest.

During 2011, the Company issued 32,708,544 shares of common stock pursuant to the conversion of $81,250 in convertible notes payable, as further described in Footnote 4.  On February 29, 2012, the final $3,750 of convertible notes and related interest were converted into 1,529,036 of common stock.

Subsequent to this transaction, there are no outstanding convertible notes.

6.        INCOME TAXES

Deferred tax assets

Income Taxes

No provision has been recorded for the years ended December 31, 2011 and 2010 since the company had net losses and the increase in the deferred tax asset was offset by the valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred income taxes are as follows:

Deferred Tax Asset (Liability):

	2011		2010

Net tax loss carry forwards	$	$ 1,160,000	$	$ 385,000
Derivative liability		-		638,000
Stock based compensation		1,630,000		1,468,000
Depreciation		(40,000)		-
Tax credit carry forward		36,000		36,000
		2,786,000		2,527,000
Valuation allowance		(2,786,000)		(2,527,000))
Non current deferred income tax assets		$0		$0

At December 31, 2011 and 2010, the Company had a net operating loss carry forwards for both federal and state purposes of approximately $3.6 million and $1.9 million, respectively, which may be offset against future taxable income through 2031.

The Company has determined that a valuation for the entire income tax provision is required. A valuation allowance is required if, based on the weight of evidence, it is more likely than not that some or the entire portion of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary to reduce the deferred tax asset to zero, the amount that will more likely not be realized. The change in the valuation allowance for the current year is $259,000.

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Years Ended December 31, 2011 and 2010

Federal statutory income tax rate	15.0%
State taxes net of federal benefit	5.0%
20.0%
Change in valuation allowance on deferred tax asset	(20.0))%
Effective income tax rate	0.0%

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

7.        RELATED PARTY

During 2011 and 2010, the Company paid consulting fees to a company that is owned by its Chief Executive Officer amounting to $100,000 and $206,000, respectively. These fees were paid pursuant to the terms of a two-year support services contract that was in place prior to the CEO’s employment.  In addition, in 2010, the Company granted that entity 5,633,335 warrants, after reset adjustment in 2011, for services valued at $4,951,114 upon issuance.  No warrants were issued for services in 2011.

8.        COMMITMENTS AND CONTINGENCIES

The company has entered into several contracts that obligate it to office space lease payments and equipment acquisition. The following is a summary of these commitments:

a)
At March 31, 2011, the Company entered into a three (3) year lease for office space at approximately $132,480  per year, with an option to renew for an additional three years at approximately $137,655 per year. In the fourth quarter of 2011, the office owner space declared bankruptcy and the Company has not been required to pay any rent payments.  However, the Company has continued to accrue monthly rent based on the contracted amount.  In addition, the Company has written off the related $34,000 security deposit, as it is not expected to be recovered.  The Company now treats the lease as a month-to-month lease.  Total rent expense for the years ended December 31, 2011 and 2010 was $143,461 and $70,011, respectively.

b)
Pursuant to the terms of a master agreement, the Company has committed to purchase 250 charging stations over the year, 25 units per month, for an amount in excess of $3,100 per unit.  If the Company fails to take delivery of the total specified number units, it will be responsible for reimbursement of certain price discounts on units previously received.

c)	The Company has a lawsuit pending for past due fees due to a consulting firm in the amount of $41,000. Although the outcome of this matter is uncertain, the Company has reserved for this amount in accounts payable and accrued expenses at December 31, 2011.

9.        SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date these financial statements were issued.

On January 16, 2012, the Company, in connection with the hire of a Chief Operating Officer, issued 1,000,000 warrants, at an exercise price of $1.75 per warrant that vest over a three year period, subject to continued employment.

On January, 17, 2012, the Company, in connection with a consulting agreement, issued 150,000 warrants at an exercise price of $2.25 per warrant and only 100,000 vest immediately.

On February 6, 2012, the Company entered into a stock purchase agreement to sell 1,000,000 shares of Preferred stock, at a per share price of $1.00 along with option to purchase an additional 1,500,000 shares of Preferred stock at an exercise price of  $1.00 per Share in return for $1,000,000.  The series and terms of the Preferred stock have yet to be determined.  As part of the stock purchase agreement, the Company will receive consulting services in developing business relationships and obtaining charging station locations in Romania in exchange for 2% of the total outstanding common stock in a Company subsidiary, Car Charging Europe.  This subsidiary is in the process of being formed.  Additionally, if the Purchaser exercises their options in the initial stock purchase agreement, they will receive additional payment for their consulting services for developing business relationships and obtaining charging station locations in Greece in the form of 3% of the total outstanding common stock of Car Charging Europe, upon formation of the Company.

On February 27, 2012, the Company, in connection with the hire of an interim Chief Financial Officer and Director, issued 75,000 shares of restricted common stock.

On February 27, 2012, the Company entered into a stock purchase agreement for 500,000 shares of restricted common stock in exchange for $500,000 cash.

On February 29, 2012, the Company issued 250,000 shares of common stock in connection with a consulting agreement.  In addition, on February 29, the Company converted the remainder of its convertible notes payable and accrued interest into 1,529,036 shares of common stock.  There are currently no outstanding convertible notes.

In March and April 2012, a former officer and director of the Company filed declaratory actions against the Company relating to compensatory matters, certain warrant exercise rights and the termination of his employment. No determination can be made as to the outcome of this matter at this time.  Management believes these suits to be without merit and intends to vigorously defend itself.

In April, 2011, the Company was awarded a $1,000,000 grant from the Commonwealth of Pennsylvania’s Department of Environmental Protection to help develop electric vehicle infrastructure on the Pennsylvania Turnpike. The grant is subject to the finalization of certain documentation. Under the terms of the grant, the Company will be subject to certain limitations in the spending of the grant funds and will have certain funding obligations.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 17, 2011, we dismissed Li & Company, PC (“Li”) as our independent registered public accounting firm. The Board of Directors of the Company approved such dismissal on January 17, 2011.

i	The Company’s Board of Directors participated in and approved the decision to change our independent registered public accounting firm.

ii
During the fiscal year ended December 31, 2010, and through January 17, 2011 there were (i) no disagreements with Li on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Li, would have caused Li to make reference thereto in its report on the Company’s financial statements for such fiscal year; and (ii) no reportable events as set forth in Item 304(a)(1)(iv) of Regulation S-K.

On January 17, 2011, the Board of Directors appointed Goldstein Schechter Koch P.A. (“GSK”) as the Company’s new independent registered public accounting firm. The decision to engage GSK was approved by the Company’s Board of Directors on January 17, 2011.

i
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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2011 and that a material weakness in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2011:

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors, executive officers and key employees are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Age	Principal Positions With Us
Andy Kinard	47	President, Director
Jack Zwick	76	Chief Financial Officer, Director
Ted Fagenson	48	Chief Operating Officer, Director
Michael D. Farkas	40	Chief Executive Officer, Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Andy Kinard, President, Director

Mr. Kinard has served as our President and as a member of our board of directors since 2009.    Prior to his joining our Company Mr. Kinard sold electric vehicles in Florida for Foreign Affairs Auto from 2007 to 2009. From 2004 through 2005, he marketed renewable energy in Florida and was a Guest Speaker at the World Energy Congress.  His first employer was Florida Power & Light (“FPL”) where he worked for 15 years. In his early years, his focus was on engineering. During his tenure, he performed energy analysis for large commercial accounts, and ultimately became a Certified Energy Manager.  Simultaneously, Mr. Kinard was assigned to FPL’s electric vehicle program.  FPL had their own fleet of electric vehicles that they used to promote the technology. He also served on the Board of Directors of the South Florida Manufacturing Association for 4 years. He has City, County, and State contacts throughout Florida, and has attended every car show, and green fair in the State.  Mr. Kinard graduated from the Auburn University in 1987 with a degree in Engineering.

Based on his work experience and education, the Company has deemed Mr. Kinard fit to serve on the Board.

Jack Zwick, Interim Chief Financial Officer, Director

Mr. Zwick has served as our Chief Financial Officer and as a member of our board of directors since 2012. Mr. Zwick is a certified public accountant, and he is a founding member of Zwick & Banyai, PLLC, certified public accountants, where he has worked since its inception in 1994. He began his career in public accounting in 1958 in Detroit; he worked with local firms in New York and Detroit until 1969 when he joined Laventhol & Horwath. He was promoted to partner at Laventhol & Horwath in 1973 and became the managing partner of the Detroit office in 1982. He was also an executive director with Grant Thornton (an International CPA firm).

Mr. Zwick holds a Bachelor of Arts degree in Accountancy and a Masters of Science in Taxation from Wayne State University. He is a member of the American Institute of Certified Public Accountants; the Michigan Association of Certified Public Accountants; and past Chair of the City of Southfield Zoning Board of Appeal. He was a member of Wayne State University's Accounting Department Advisory Board. He was a member of the Board of Directors of Health-Chem Corporation, (a public company). He has served on the Executive Committee of senior citizens housing projects and their food committees and served on the board of a private school.

Mr. Zwick currently serves as, and has served in the past five years as a life member of the Board of Trustees of the senior citizens housing projects, the Senior Vice President of finance of Sunrise Sports & Entertainment, LLC the Florida Panthers of the National Hockey League and was the CFO of American Bio Care, Inc. (a public company). He currently serves as a member of the board of directors and chairman of the audit committee for First China Pharmaceutical Group, Inc., a public company.

Based on his work experience, previous directorships and education, the Company has deemed Mr. Zwick fit to serve on the Board.

Michael D. Farkas, Chief Executive Officer, Director

Mr. Farkas has served as our Chief Executive Officer and as a member of our board of directors since 2009.  Mr. Farkas is the founder and manager of The Farkas Group, a privately held investment firm. Mr. Farkas also currently holds the position of Chairman and Chief Executive Officer of the Atlas Group, where its subsidiary, Atlas Capital Services, a broker-dealer, has successfully raised more than $200 million for a number of public clients until it withdrew its FINRA registration in 2007. Over the last 20 years, Mr. Farkas has established a successful track record as a principal investor across a variety of industries, including telecommunications, technology, aerospace and defense, and automotive retail.

Based on his work experience and education, the Company has deemed Mr. Farkas fit to serve on the Board.

Ted Fagenson, Chief Operating Officer, Director

Mr. Fagenson has served as our Chief Operating Officer since January 16, 2012 and as a member of our board of directors since March, 19, 2012. Prior to joining Car Charging Group Inc, Mr. Fagenson was previously the Vice President of Sales for Coulomb Technologies, Inc., from 2010 to 2011.  From 2009 until 2010, he was the Vice President of Sales and Marketing for Cellfire, a mobile promotions company selling to consumer packaged goods companies. From 1999 until 2009, he served as the Executive Vice President of Sales, Business Development Corporate Marketing, and was General Manager of the software and services business at 2Wire, Inc. During the same period, he also served as the Vice President of European, Asia Pacific and Latin American Sales for 2Wire. Prior to 2Wire, Mr. Fagenson served as Director of Marketing at several start-up companies delivering leading-edge products, such as Web-based, real-time collaborative customer service and Windows CE portable consumer products. While with Polycom, Inc., the world’s leading audio and video conferencing company, he served as the Director of Product Marketing for the SoundStation® audioconferencing product line. Mr. Fagenson spent four years with Lucent Microelectronics in the DSP group working on wireless data networking, videoconferencing, and video telephony products. As a design engineer with Raytheon, he served on the MILSTAR EHF modem and the PATRIOT missile system. Mr. Fagenson has BS in electrical engineering from Rutgers University and an MBA from the William E. Simon School of Business Administration, University of Rochester.

Based on his work experience and education, the Company has deemed Mr. Fagenson fit to serve on the Board.

Mr. Farkas, Mr. Kinard, Mr. Fagenson and Mr. Zwick will be responsible for managing the day to day operations and strategic planning for the Company.

Family Relationships

There are no relationships between any of the officers or directors of the Company.

Employment Agreements

The Company entered into an employment agreement with Michael Farkas, its CEO, on October 15, 2010. The agreement is for three years and stipulates a base salary of $120,000 in year one, $240,000 in year two and $360,000 in year three. The agreement also included a signing bonus of $60,000 upon commencement of the agreement.

The Company entered into an employment agreement with Ted Fagenson, its COO, on January 16, 2012. The agreement is for three years with an automatic renewal unless either party provides written notice to terminate.  As compensation, Mr. Fagenson will receive a salary of $180,000 with a bonus equal to 20% of the current salary payable each quarter and 1,000,000 warrants that vest over the first three years of his employment.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Code of Ethics

Our code of ethic creates an affirmative obligation on the part of the CEO, CFO and any members of the finance department to, among other things, generally act with honesty and integrity and to promptly report any violations of law or business ethics.

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2010, and 2011 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Andy Kinard, President	2010	$84,000							$84,000
	2011	$67,089.25	$4,000	0	0	0	0	0	$71,089.25

Michael D. Farkas, Chief	2010	$20,000	$60,000						$80,000
Executive Officer	2011	$155,126.88	$25,000	0	0	0	0	0	$180,126.88

Richard Adeline, Chief Financial Officer,	2010	$61,500							$61,500
Treasurer*	2011	$71,155.63	$10,000	0	0	0	0	0	$81,155.63

*Mr. Adeline is no longer an employee of the Company as of February 27, 2012.

Option Grants.

There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table for the year ended December 31, 2011.

No warrants were exercised during the year ended December 31, 2010 or 2011.

Long-Term Incentive Plan (“LTIP”) Awards Table.

No awards made during the years ended December 2010 or 2011 under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. Jack Zwick has received 75,000 shares as compensation for his services as a director.  No amounts have been paid to, or accrued to, any other of our directors in such capacity.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 16, 2012, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 16, 2012. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 16, 2012 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percent Common Stock (1)	Amount and Nature of Beneficial Ownership of Series A Preferred Stock	Percent of Series A Preferred Stock (2)
5% Shareholders
Gravity Capital Partners, Ltd. Tashur 27A PO Box 2256 Zichron Yaakov Israel 514 332 319	5,193,500	13.08%	8,000,000	80%

Ze’evi Group, Inc. 6538 Collins Avenue, Suite 57 Miami Beach, FL 33141	18,100,988	45.58%	2,000,000	20%

Nathan Low 600 Lexington Avenue, 23rd Floor New York, NY 10022	4,700,050(3)	11.83%	-	-

Platinum Partners Liquid Opportunity Master Fund, LP 152 West 57th Street, 4th Floor New York, NY 10019	3,075,219	7.74%	-	-
Directors and Executive Officers
Michael D. Farkas 1691 Michigan Avenue, Suite 601 Miami Beach, FL 33139	5,733,335(5)	14.44%	-	-

Andy Kinard 1691 Michigan Avenue, Suite 601 Miami Beach, FL 33139	40,000 (4)	*	-	-

Jack Zwick 20950 Civic Center Drive, Suite 418 Southfield, MI 48076	75,000	*	-	-

Ted Fagenson 75 East Santa Clara Suite 1215 San Jose, CA 95113	1,000,000 (6)	2.52%	-	-

All directors and officers as a group (4 people)	6,848,335	17.24%	-	-
* Less than 1%
(1)
Based on 39,713,450 shares of common stock issued and outstanding as of April 16, 2012.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)
Based on 10,000,000 shares of Series A Preferred Stock issued and outstanding as of April 16, 2012.  Each share of Series A Preferred Stock has voting rights five times the number of shares of common stock into which the Series A Preferred Stock are convertible, as designated in the Certificate of Designation for the Series A Convertible Preferred Stock. The total aggregate number of votes for the Series A Preferred Stock is 125 million.

(3)
Includes 2,800,000 shares held by Sunrise Securities Corp., which is 100% owned by Nathan Low; 1,750,000 shares held by NLBDIT Portfolio LLC, a trust held in the name of Nathan Low’s children, of which he is a guardian; 50,000 warrants, which are currently exercisable, held by Sunrise Financial Group, which is 100% owned by Nathan Low; and 100,000 warrants, which are currently exercisable, held by Nathan Low.

(4)	Includes 40,000 warrants, which are currently exercisable, held by Andy Kinard.

(5)	Includes 5,733,335 warrants, which are currently exercisable, held by The Farkas Group, Inc which is wholly-owned by Michael D. Farkas.

(6)	Includes 1,000,000 warrants, which are currently exercisable over three years, held by Ted Fagenson.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2011 and 2010, the Company paid consulting fees to a company that is owned by its Chief Executive Officer amounting to $100,000 and $206,000, respectively. These fees were paid pursuant to the terms of a two-year support services contract that was in place prior to the CEO’s employment.  In addition, in 2010, the Company granted that entity 5,633,335 warrants, after reset adjustment in 2011, for services valued at $4,951,114 upon issuance.  No warrants were issued for services in 2011.

Michael D. Farkas has long-standing relationships with the principals of Ze’evi Group Inc. and Gravity Capital Partners Ltd.  He has had numerous financial dealings with them over the years, including personal and business loans and investments.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were billed approximately $75,500 and $62,340 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and 2010.

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2011 and, 2010, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and the period from inception (September 3, 2009) to December 31, 2011, the footnotes thereto, and the report of Goldstein Schechter Koch P.A., independent auditors, are filed herewith.

(2)	Financial Schedules:

None

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes hereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation changing name and increasing the number of preferred shares authorized filed with the State of Nevada on December 7, 2009(2)
3.3	Bylaws (1)
4.1	Certificate of Designation of the Series A Convertible Preferred Stock(2)
4.2	Form of Warrant(2)
4.3	Senior Promissory Note dated July 21, 2011. (3)
4.4	Senior Promissory Note and Security Agreement dated September 23, 2011. (3)
10.1	Stock Purchase Agreement dated May 27, 2011. (4)
10.2	Subscription Agreement dated November 4, 2011. (5)
10.3	Consulting Agreement dated August 10, 2011. (3)
10.4	Employment Agreement with Ted Fagenson. (6)
10.5	Stock Purchase Agreement dated January 31, 2012. (7)
10.6 10.7	Stock Purchase Agreement dated February 6, 2012. (8) Director Agreement with Jack Zwick (9)
14.1	Code of Ethics (10)
16.1	Letter from Li & Company, PC dated January 18, 2011 (11)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

(1) Filed as an Exhibit on Form S-1 with the SEC on March 18, 2008.
(2) Filed as an Exhibit on Current Report to Form 8-K with the SEC on December 11, 2009.
(3) Filed as an Exhibit on Form 10-Q with the SEC on November 21, 2011.
(4) Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 1, 2011.
(5) Filed as an Exhibit on Current Report to Form 8-K with the SEC on November 10, 2011.
(6) Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 24, 2012.
(7) Filed as an Exhibit on Current Report to Form 8-K with the SEC on February 16, 2012.
(8) Filed as an Exhibit on Current Report to Form 8-K with the SEC on March 13, 2012.
(9) Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 11, 2012.
(10) Filed as an Exhibit on Form 10-K/A with the SEC on September 30, 2009.
(11) Filed as an Exhibit on Current Report to Form 8-K with the SEC on January 19, 2011.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 16, 2012
CAR CHARGING GROUP, INC.
By:   /s/ Michael D. Farkas
        Michael D. Farkas
        Chief Executive Officer
        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	Chief Executive Officer and Director	April 16, 2012
Michael D. Farkas

/s/ Jack Zwick	Chief Financial Officer and Director	April 16, 2012
Jack Zwick

/s/Andy Kinard	President and Director	April 16, 2012
Andy Kinard