Form 10-Q
period 2012-03-31
Car Charging Group, Inc.
filed 2012-05-15
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
_______________

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______ to  ______.

Commission File Number: 33-1155965

CAR CHARGING GROUP, INC.
 (Exact name of registrant as specified in its charter)

Nevada	03-0608147
(State or other jurisdiction of incorporation or organization)	(I.R.S Employee Identification No.)

1691 Michigan Avenue, Sixth Floor
Miami Beach, FL  33139
 (Address of principal executive offices)
  _______________

(305) 521-0200
 (Registrant’s telephone number, including area code)
_______________

n/a
 (Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐  No ☒

As of May 15, 2012, 40,288,450 shares of common stock, $0.001 par value per share, were issued and outstanding.

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
March 31, 2012

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5
Item 4.	Control and Procedures	5

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	6
Item 1A.	Risk Factors	6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6
Item 3.	Defaults Upon Senior Securities	6
Item 4.	Mine Safety Disclosures	6
Item 5.	Other Information	6
Item 6.	Exhibits	6

SIGNATURES

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements
CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
March 31, 2012

Index to Financial Statements

FINANCIAL STATEMENTS	Page #

Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	F-1

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 and for the Period from September 3, 2009 (Inception) through March 31, 2012 (Unaudited)	F-2

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Period September 3, 2009 (Inception) through March 31, 2012 (Unaudited)	F-3

Condensed Consolidated Statements of Cash flows for the Three Months Ended March 31, 2012 and 2011 and for the Period from September 3, 2009 (Inception) through March 31, 2012 (Unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-5

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	MARCH 31,	DECEMBER 31,
	2012	2011
ASSETS	(UNAUDITED)
CURRENT ASSETS:

Cash and cash equivalents	$670,667	$406,859
Advanced commissions	210,250	172,250
Deposits	13,314	6,444
Prepaid expenses and other current assets	328,333	157,258
Total current assets	1,222,564	742,811

FIXED ASSETS:
Automobiles, net of accumulated depreciation of $0 and $0, respectively	107,050	-
EV Charging stations, net of accumulated depreciation of
$158,022 and $129,554, respectively	657,637	544,898
Office and computer equipment, net of accumulated
depreciation of $17,430 and $14,810, respectively	41,528	35,857
Total fixed assets	806,215	580,755

OTHER ASSETS	12,062	-

TOTAL ASSETS	$2,040,841	$1,323,566

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:

Accounts payable and accrued expenses	$318,074	$365,113
Accrued interest-related party	-	40
Convertible notes-related party, net of discount of	-	3,750
$0 and $0, respectivley
Current portion of note payable	11,410	-
Preferred stock payable	1,000,000	-
TOTAL CURRENT LIABILITIES	1,329,484	368,903

OTHER LIABILITIES:
Note payable	45,640	-

TOTAL LIABILITIES	1,375,124	368,903

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, par value $.001 per share;
20,000,000 authorized; 10,000,000 and 10,000,000 issued and outstanding
at March 31, 2012 and December 31, 2011, respectively	10,000	10,000
Common stock, par value $.001 per share; 500,000,000 shares
authorized; 39,788,450 and 37,384,414 shares issued and
outstanding at March 31, 2012 and December 31, 2011, respectively	39,788	37,384
Additional paid-in capital	16,798,552	15,557,096
Deficit accumulated during the development stage	(15,183,623)	(13,650,817)
Stock subscriptions receivable	(999,000)	(999,000)
TOTAL STOCKHOLDERS' EQUITY	665,717	954,663

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,040,841	$1,323,566

The accompanying notes are an integral part of these consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Unaudited)

			For the
			Period from September 3, 2009
	For the Three Months Ended		(Inception) to
	MARCH 31,	MARCH 31,	MARCH 31,
	2012	2011	2012

Revenue:
Service Fees	$2,605	$-	$5,404
Sales	-	-	59,490
TOTAL REVENUE	2,605		64,894

Costs:
Cost of Services-Service	408	-	1,625
Cost of Services-Sales	-	-	60,830
TOTAL COSTS	408	-	62,455

GROSS PROFIT	2,197	-	2,439

Operating expenses:
Compensation	528,779	647,520	10,558,221
Other Operating expenses	124,808	101,398	856,131
General and administrative	881,383	201,928	3,440,789
TOTAL OPERATING EXPENSES	1,534,970	950,846	14,855,141

LOSS FROM OPERATIONS	(1,532,773)	(950,846)	(14,852,702)

Other income (expense):
Interest expense, net	(33)	(12,061)	(91,138)
Loss on exchange of warrants to stock	-	-	(485,000)
Gain on change in fair value of
derivative liability	-	3,333,490	245,217
TOTAL OTHER INCOME (EXPENSE)	(33)	3,321,429	(330,921)

Income (loss) before income taxes	(1,532,806)	2,370,583	(15,183,623)

Income tax provision	-	-	-

NET INCOME (LOSS)	$(1,532,806)	$2,370,583	$(15,183,623)

Income (loss) per common share - basic & diluted	$(0.04)	$0.47

Weighted average number of common shares
outstanding - basic & diluted	38,245,679	4,972,576

The accompanying notes are an integral part of these consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity (Deficit)

						Deficit Accumulated		Total
	Preferred - A	Preferred-A	Common	Common	Additional Paid-in	during the Development	Stock Subscriptions	Stockholders Equity
	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	(Deficit)

Balance at September 3, 2009 (Inception)	-	$-	1,000,000	$50,000	$(50,000)	$-	$-	$-

Reverse acquisition adjustment	10,000,000	10,000	395,150	19,758	(70,515)			(40,757)

Sale of common (net of derivative liability of warrants $586,535)			61,333	3,067	295,398			298,465

Effect of 1:50 reverse split				(71,369)	71,369			-

Net loss						(6,801,183)

Balance at December 31, 2009	10,000,000	$10,000	1,456,483	$1,456	$246,252	$(6,801,183)	$-	$(6,543,475)

Common stock issued for debt to founders			92,000	4,600				4,600

Common stock issued for services			21,167	1,058	432,441			433,499

Common stock issued for conversion of convertible notes (net of derivative liability for conversion feature of $552,872)			120,000	6,000	561,872			567,872

Sale of common stock with warrants attached (net of derivative liability on 3,833 warrants of $75,839)			3,834	191	(18,531)			(18,340)

Common stock issued for cash			103,333	5,167	1,385,380			1,390,547

Warrants issued for services					6,995,084			6,995,084

Effect of 1:50 reverse split				(16,675)	16,675			-

Net loss 2010						(5,709,559)		(5,709,559)

Balance at December 31, 2010	10,000,000	$10,000	1,796,817	$1,797	$9,619,173	$(12,510,742)	$-	$(2,879,772)

Common stock issued for conversion of convertible notes and accrued interest			32,708,544	32,709	52,982			85,691

Common stock issued in exchange for extinguishment of warrants			565,000	565	484,435			485,000

Common stock issued for settlement of accounts payable			17,482	17	24,983			25,000

Common stock issued in connection with debt issuance			5,000	5	5,995			6,000

Common stock issued for services			458,238	458	701,042			701,500

Sales of common stock			1,833,333	1,833	3,497,166		(999,000)	2,499,999

Warrants issued for services					1,171,320			1,171,320

Net loss 2011						(1,140,075)		(1,140,075)

Balance at December 31, 2011	10,000,000	$10,000	37,384,414	$37,384	$15,557,096	$(13,650,817)	$(999,000)	$954,663

Sale of common stock			550,000	550	549,450			550,000

Common stock issued for conversion of convertible notes and accrued interest			1,529,036	1,529	2,294			3,823

Common stock issued for services			250,000	250	449,750			450,000

Common stock issued for director compensation			75,000	75	146,175			146,250

Warrants issued for compensation					93,787			93,787

Net loss						(1,532,806)		(1,532,806)

Balance at March 31, 2012 (unaudited)	10,000,000	$10,000	39,788,450	$39,788	$16,798,552	$(15,183,623)	$(999,000)	$665,717

The accompanying notes are an integral part of these consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)

			For the
			Period from September 3, 2009
	For the Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(1,532,806)	$2,370,583	$(15,183,623)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	31,088	17,957	181,074
Amortization of discount on convertible notes payable	-	9,638	70,166
Loss on common stock issued in exchange for extinguishment of warrants	-	-	485,000
Gain on change in fair value of derivative liability	-	(3,333,490)	(245,217)
Non-cash compensation	240,037	-	240,037
Common stock and warrants issued for services and incentive fees	450,000	586,084	9,780,833
Changes in operating assets and liabilities:
Inventory	-	-	(72,768)
Advanced commissions	(38,000)	(14,500)	(186,000)
Deposits	(6,908)	47,728	(29,294)
Prepaid expenses and other current assets	(170,963)	(33,257)	(330,570)
Other assets	(12,063)	-	(12,063)
Accounts payable and accrued expenses	2,961	(5,426)	393,037
Accrued interest-related party	(40)	2,602	4,480
Net Cash Used in Operating Activities	(1,036,694)	(352,081)	(4,904,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office and computer equipment	(8,291)	-	(58,958)
Purchase of automobile	(50,000)	-	(50,000)
Purchase of electric charging stations	(141,207)	(107,289)	(748,512)
Net Cash Used in Investing Activities	(199,498)	(107,289)	(857,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from notes payable to stockholder	-	125,000	100,000
Proceeds from preferred stock payable	1,000,000	-	1,000,000
Sale of common stock, net of issuing cost	500,000	-	5,333,045
Net Cash Provided by Financing Activities	1,500,000	125,000	6,433,045

NET INCREASE (DECREASE) IN CASH	263,808	(334,370)	670,667

CASH AT THE BEGINNING OF PERIOD	406,859	373,868	-
CASH AT END OF PERIOD	$670,667	$39,498	$670,667

SUPPLEMENTAL SCHEDULE OF CASHFLOW ACTIVITIES-
Cash Paid For:
Interest expenses	$-	$-	$-
Income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCINGACTIVITIES-
Common stock issued for debt and accrued interest	$3,823	$58,441	$577,695
Inventory reclassified to Property and Equipment	$-	$72,768	$72,768
Debt and accrued interest converted to common stock	$-	$15,000	$100,691
Common stock issued in exchange for extinguishment of warrants	$-	$-	$485,000
Common stock issued for settlement of accounts payable	$-	$-	$25,000
Common stock issued for director compensation	$146,250	$-	$146,250
Common stock issued for services	$450,000	$433,499	$1,584,999
Warrants issued for services	$93,787	$6,995,084	$8,260,191
Note payable for purchase of automobile	$57,050	$-	$57,050

The accompanying notes are an integral part of these consolidated financial statements.

CAR CHARGING GROUP, INC.
March 31, 2012
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

2.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on April 16, 2012.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by ASC 915-10 “Development Stage Entities.” The Company is still devoting substantially all of its efforts on establishing the business and developing revenue generating opportunities through its planned principal operations. In the latter half of 2011, the Company’s principal sales operations began however the Company did not recognize significant revenues during the period. All losses accumulated since inceptions have been considered as part of the Company’s development stage activities.

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

LIQUIDITY

Historically, the Company has been dependent on debt and equity raised from individual investors to sustain its operations.  The Company’s product has not been placed in enough locations to generate significant revenue.  The Company has incurred losses and used cash for operating activities since inception.  As of March 31, 2012, the Company had an accumulated deficit of $15,183,624.  As of March 31, 2012, the Company had common stock subscription receivable of $1,000,000, $500,000 of which was received on April 3, 2012 with the remainder due in June, 2012.   On February 6, 2012, the Company entered into a stock purchase agreement to sell 1,000,000 shares of a new class of preferred stock at per share price of $1.00. Although there can be no assurance, management believes that the Company has sufficient resources to fund the Company’s operations through at least March 31, 2013.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in both the Consolidated Balance Sheets and Consolidated Statements of Cash Flows.  The Company has cash on deposits in several financial institutions which, at times, may be in excess of FDIC insurance limits.  Management has deemed this a normal business risk.

EV CHARGING STATIONS

EV Charging Stations represents the depreciable cost of charging devices that have been installed on the premises of participating owner/operator properties. They are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three years. Upon sale, replacement or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in Consolidated Statements of Operations. The Company held approximately $256,000 and $185,000 in EV charging stations that were not placed in service as of March 31, 2012 and December 31, 2011, respectively. The Company will begin depreciating this equipment when installation is substantially complete. Depreciation for the three months ended March 31, 2012 and 2011, and for the period from September 3, 2009 (inception) through March 31, 2012 was $28,468, and $16,285, and $163,644, respectively.

OFFICE AND COMPUTER EQUIPMENT

Office and computer equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in Consolidated Statements of Operations. Depreciation for the three months ended March 31, 2011 and 2010, and for the period from September 3, 2009 (inception) through March 31, 2012 was $2,620, and $1,673 and $17,430, respectively.

Automobile

Automobiles are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of automobiles, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in Consolidated Statements of Operations. Since the Company’s automobile was not in service as of March 31, 2012, no related depreciation has been recorded.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of March 31, 2012 or December 31, 2011.

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

DERIVATIVE INSTRUMENTS

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Consolidated Statements of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximate the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement which are Level 2 inputs.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the consolidated statement of operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  Accordingly, when a customer completes use of a charging station , the service can be deemed rendered and revenue may be recognized.

RECLASSIFICATION

Certain prior period financial statement line items have been reclassified to conform to the current period presentation.

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

ADVERTISING

The Company expenses non-direct advertising as incurred.  Total advertising expense for the three months ended March 31, 2012 and 2011, and for the period from September 3, 2009 (inception) through March 31, 2012 was $0, $0, and $27,411, respectively.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the three months ended March 31, 2012 and 2011, as they were anti-dilutive (after giving effect to the Reverse Stock-Split):

	2012	2011

Convertible notes	-	12,400,000

Preferred stock	25,000,000	25,000,000

Warrants	11,933,169	1,654,378
Total Potential Dilutive Shares	36,933,169	39,054,378

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to our unaudited consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements.

3.                    NOTES PAYABLE

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

During March, 2011, $50,000 of these notes together with $4,441 of accrued interest were converted to 21,776,544 common shares.

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

Note Payable

In connection with the automobile purchased by the Company in the first quarter, the Company entered into a financing agreement.  The five-year note bears interest at 4.75% and is secured by the related asset.  Future minimum principal payments of $11,410 are due annually as of March 31, 2012, 2013, 2014, 2015 and 2016, respectively.

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

On March 27, 2012, the Company, in connection with the hire of a Sales Manager, issued 15,000 warrants, at an exercise price of $1.75 per warrant that vest over a three year period, subject to continued employment.

The fair value of all warrant issuances was computed using either the Lattice Model or Black Scholes Model, both of which incorporate transaction details such as stock price, contractual terms, maturity and risk free rates, as well as assumptions about future financing, volatility and holder behavior.

The fair value of the warrants on the date of the grant issued for the three months ended March 31, 2012, was estimated at approximately $1.7 million and $260,000, respectively, which will be recognized over the service period. The fair value of the options on the grant date was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of nearly 390% based on historical volatility (2) a discount rate of 2.11%, (3) expected life of 3 years and (4) zero dividend yield. The fair value of the warrants was determined based on the closing price of the Company’s common stock on the date of grant. The Company recognized compensation cost related to the vesting of these warrants of approximately $94,000 in the three months ended March 31, 2012.

The following table summarizes outstanding warrants by Expiration Date at March 31, 2012:

Quantity	Exercise Price	Expiration Date

100,000	3.00	December 7, 2012
50,000	30.00	April 1, 2013
5,000	15.00	April 1, 2013
5,000	42.50	April 12, 2012
2,200,000	3.00	April 27,2013
3,834	30.00	May 5, 2015
515,000	3.00	August 25, 2012
4,652,165	3.00	August 25, 2013
10,000	51.50	August 25, 2013
50,000	20.00	January 11, 2016
200,000	2.50	August 10, 2012
500,000	5.00	August 10, 2013
500,000	7.50	August 10, 2013
500,000	10.00	August 10, 2013
1,277,170	1.66	July 18, 2014
100,000	1.00	September 22, 2018
300,000	1.75	January 16, 2016
300,000	1.75	January 16, 2017
400,000	1.75	January 16,2018
5,000	1.75	March 19, 2016
5,000	1.75	March 19, 2017
5,000	1.75	March 19, 2018
250,000	1.50	November 15, 2014
11,933,169

		Warrants Outstanding
Range of Exercise Price	Number Outstanding 3/31/12	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price

$1.00-$51.50	11,933,169	3.61	2.09

		Warrants Outstanding
Range of Exercise Price	Number Outstanding 3/31/12	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price

$1.00-$51.50	9,418,168	3.04	3.07

5.                     STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Convertible Preferred Stock

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

Preferred Stock Payable

On February 6, 2012, the Company entered into a stock purchase agreement to sell 1,000,000 shares of a new class of preferred stock at per share price of $1.00. The preferred stock, which is expected to be designated as Series B Convertible Preferred Stock, has yet to be authorized.  The agreement includes an option to purchase an additional 1,500,000 shares of the Series B Preferred stock at an exercise price of $1.00 per share within 60 days of the issuance of the original 1,000,000 shares.  Additionally, if the Purchaser exercises their options in the initial stock purchase agreement, they will receive additional payment for their consulting services for developing business relationships and obtaining charging station locations in Greece in the form of 3% of the total outstanding common stock of Car Charging Europe, a subsidiary that is in the process of being formed.  The Company received the $1,000,000 in February 2012 and has elected to record this transaction as a current liability as the preferred stock has not yet been authorized or issued as of March 31, 2012.

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

During June 2010, the Company issued 40,000 shares of common stock at $.125 each, in exchange for $5,000 of convertible notes payable.  During July 2010 the Company issued 80,000 shares of common stock at $.125 each, in exchange for $10,000 of convertible notes payable.  During January 2011, the Company issued 32,000 shares of common stock at $.125 each, in exchange for $4,000 of convertible notes payable. During March, 2011, the Company issued 21,776,544 common shares in exchange for $50,000 of convertible notes payable and related interest of $4,441.  See the derivative analysis of this transaction in Note 4 above for a description of this transaction.

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

In November, 2011, the Company entered into a stock purchase agreement for 2.5 million shares of common stock in exchange for $2.5 million in cash.  In accordance with this agreement, the Company issued 1,500,000 shares of common stock at $1.00 per share. The agreement calls for the issuance of 500,000 additional shares to be issued in March of 2012, funding of which was received on April 3, 2012 and 500,000 shares to be issued in June of 2012, each at $1.00 per share.  The stock subscription, net of common share amount to be issued, resulted in stock subscription receivable of $999,000 at March 31, 2012 and December 31, 2011.

During December, 2011, the Company issued 5,000 shares in connection with the receipt of a loan resulting in a discount on the loan of approximately $21,000.  The loan was paid in full prior to year end and the discount was recognized as interest.

During 2011, the Company issued 32,708,544 shares of common stock pursuant to the conversion of $81,250 in convertible notes payable, as further described in Footnote 4.  On February 29, 2012, the final $3,750 of convertible notes and related interest were converted into 1,529,036 of common stock.

Subsequent to this transaction, there are no outstanding convertible notes.

On January 6, 2012, the Company issued 50,000 shares of common stock, at $1.00 per share, in related to a stock purchase agreement executed in 2011.

On February 27, 2012, the Company, in connection with the hire of an interim Chief Financial Officer and Director, issued 75,000 shares of restricted common stock at $1.95 per share.

On February 27, 2012, the Company entered into a stock purchase agreement for 500,000 shares of restricted common stock in exchange for $500,000 cash.

On February 29, 2012, the Company issued 250,000 shares of common stock in connection with a consulting agreement at $1.80 per share.

6.                     RELATED PARTY

The Company paid consulting fees to a company that is owned by its Chief Executive Officer amounting to $0, $30,000, and $306,000 for the three months ended March 31, 2012 and 2011, and for the period from September 3, 2009 (inception) through March 31, 2012, respectively. These fees were paid pursuant to the terms of a two-year support services contract that was in place prior to the CEO’s employment.

On March 29, 2012, the Company entered into a patent license agreement with a stockholder of the Company and a related party under common ownership.  Under terms of the agreement, the Company has agreed to pay royalties to the licensors equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or use of the licensed products and licensed processes.  As of March 31, 2012, the Company has not paid any royalty fees related to this agreement.

7.                     COMMITMENTS

The company has entered into several contracts that obligate it to future office space lease payments and consulting contracts for financial and investor relations services. The following is a summary of these commitments:

a)
At March 31, 2011, the Company entered into a three (3) year lease for office space at approximately $132,480  per year, with an option to renew for an additional three years at approximately $137,655 per year. In the fourth quarter of 2011, the office owner space declared bankruptcy and the Company has not been required to pay any rent payments.  However, the Company has continued to accrue monthly rent based on the contracted amount through December 31, 2011.  In addition, the Company has written off the related $34,000 security deposit, as it is not expected to be recovered.  The Company now treats the lease as a month-to-month lease.  Total rent expense was $2,468, $20,408 and $224,167 for the three months ended March 31, 2012 and 2011, and for the period from September 3, 2009 (inception) through March 31, 2012, respectively.

b)
During 2011, pursuant to the terms of a master agreement, the Company has committed to purchase 250 charging stations over the year, 25 units per month, for an amount in excess of $3,100 per unit.  If the Company fails to take delivery of the total specified number units, it will be responsible for reimbursement of certain price discounts on units previously received.

c)
The Company has certain lawsuits pending.  The first is for past due fees due to a consulting firm in the amount of $41,000.  Although the outcome of this matter is uncertain, the Company has reserved for this amount in accounts payable and accrued expenses at March 31, 2012 and December 31, 2011.  Additionally, In March and April 2012, a former officer and director of the Company filed declaratory actions against the Company relating to compensatory matters, certain warrant exercise rights and the termination of his employment. No determination can be made as to the outcome of this matter at this time.  Management believes these suits to be without merit and intends to vigorously defend itself.

 8.                    SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date these financial statements were issued.

In April, 2012, the Company was awarded a $1,000,000 grant from the Commonwealth of Pennsylvania’s Department of Environmental Protection to help develop electric vehicle infrastructure on the Pennsylvania Turnpike.   The grant is subject to the finalization of certain documentation. Under the terms of the grant, the Company will be subject to certain limitations in the spending of the grant funds and will have certain funding obligations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Notice Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Form 10-K, Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

During the three months ended March 31, 2012, the Company has installed charging units at twelve additional locations, bringing the total number of locations that we currently service to 64.

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

Results of Operations

For the three months ended March 31, 2012 and 2011

Revenues

The Company generated revenues of $2,605 in revenues from service fees related to installed EV Charging Stations for the three months ended March 31, 2012.  The Company did not derive any revenue from operations for the three months ended March 31, 2011.  While the Company’s primary strategy is to earn revenue through the installation and maintenance of EV Charging Stations, the Company will sell EV Charging Stations on occasions when the opportunity presents itself.

Operating Expenses

Operating expenses include equipment and installation expenses, marketing and advertising expenses, operations, sales, marketing, finance and legal functions. As the number of property contracts increase, the equipment and installation expenses rise accordingly.  Car Charging obtains competitive bids for each installation location in order to decrease these costs.  Operating expenses have increased $584,124, or 61%, to $1,534,970 from $950,846 for the three months ended March 31, 2011.  This increase is due to payments to outside consultants in cash and stock equivalents of $600,000 and additional operating costs.  This increase is offset by a decrease in compensation from the prior period due to higher warrant compensation expense in the first quarter of 2011 compared to the first quarter of 2012.

Sales expenses are incurred once a contract is signed and the service is initiated.  Marketing expenses include essential industry conference participation and regional exhibits to engage with prospective property owners as well as consultants who develop our website, public relations outreach as well as social media engagement.

Net Income (Loss)

Our net operating loss during the three months ended March 31, 2012 is attributable to the fact that we are beginning to derive revenue from operations to offset our business development expenses. Losses from operations for the three months ended March 31, 2012 amounted to $1,532,773, which primarily consists of compensation expense of $528,779 (including non-cash compensation to directors and employees of nearly $240,000), General an administrative expenses of $881,383 (including consulting fees of $600,00 - $450,000 of this consulting expense represents the non-cash estimated cost of warrants that were issued for services during the period) and payments for investor relations of nearly $121,000.

Our net operating loss during the three months ended March 31, 2011 is attributable to the fact that we have not derived any revenue from operations to offset our business development expenses. Losses from operations for the three months ended March 31, 2011 amounted to $950,846, which primarily consists of compensation expense of $647,520 (including consulting fees of $523,813 - $483,583 of this consulting expense represents the non-cash estimated cost of warrants that were issued for services during the period), Promotion expense of $ 93,500, and Public / Investor Relations expense of approximately $24,000. Our net operating loss was offset by the change in the Company’s liability related to embedded derivative transactions resulted in a gain on change in fair value of $3,333,490.  This resulted in a net income of $2,370,583 for the three month period ended March 31, 2011.

 Period from September 3, 2009 (date of inception) through March 31, 2012

Our cumulative net operating loss since inception is attributable to the fact that we have not derived significant revenue from operations to offset our business development expenses. Losses from operations since inception have amounted to $15,183,623 (including non-cash charges of $10,020,870 which is the estimated value of warrants and common stock issued for services) primarily consisting of consulting, professional fees and public/investor relations fees. The Company’s officers and staff have initiated a number of negotiations to install the selected charging stations through-out the United States and Europe. Manufacture and supply of electric vehicles that will require utilization of the Company’s services is not anticipated to be significant until the last calendar quarter of 2012; this gives the Company adequate time to develop its distribution plan, but also requires that the Company continue to develop capital sources.

Liquidity and Capital Resources

On February 6, 2012, the Company entered into a stock purchase agreement to sell 1,000,000 shares of a new class of preferred stock at per share price of $1.00. The preferred stock, which is expected to be designated as Series B Convertible Preferred Stock, has yet to be authorized.  The agreement includes an option to purchase an additional 1,500,000 shares of the Series B Preferred stock at an exercise price of $1.00 per share within 60 days of the issuance of the original 1,000,000 shares.  Additionally, if the Purchaser exercises their options in the initial stock purchase agreement, they will receive additional payment for their consulting services for developing business relationships and obtaining charging station locations in Greece in the form of 3% of the total outstanding common stock of Car Charging Europe, a subsidiary that is in the process of being formed.  The Company received the $1,000,000 in February 2012 and has elected to record this transaction as a current liability as the preferred stock has not yet been authorized or issued as of March 31, 2012.

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

For the three months ended March 31, 2012 and 2011, we used cash of $1,036,694 and $352,081 for operations, respectively and $4,904,908 since inception. Such cash use and accumulated losses have resulted primarily from costs related to various consulting and professional fee and costs incurred in connection with capital transactions. During the three months ended March 31, 2012, cash used for investing activities consisted of $199,498 for purchases of electric charging stations, automobile and office equipment as compared with $107,289 for the three months ended March 31, 2011. Cash provided by financing activities was $1,500,000 from a $500,000 common stock subscription and a $1.0 million preferred stock subscription during the three months ended March 31, 2012 as compared to $125,000 provided by financing activity, from a short-term note payable for the three months ended March 31, 2011. The net increase in cash during the three months ended March 31, 2012 was $263,808 as compared with a net decrease of $334,370 for the three months ended March 31, 2011.

Since its inception, the Company has used cash for investing activities of $857,470 for the purchase of fixed assets and the Company has received cash provided by financing activities of $100,000 from notes payable and $6,333,045 from sales of preferred and  common stock..

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure controls and procedures.  An evaluation was conducted by the Company’s principal executive officer and principal financial officer  of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s controls and procedures were ineffective as of March 31, 2012 to ensure that information required to be disclosed in the reports that the registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. If the Company develops new business or engages or hires a new chief financial officer or similar financial expert, the Company intends to review its disclosure controls and procedures.

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

Changes in internal controls over financial reporting. There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In March and April 2012, a former officer and director of the Company filed declaratory actions in the 11th Circuit Court for Miami-Dad County, Florida against the Company relating to compensatory matters, certain warrant exercise rights and the termination of his employment. No determination can be made as to the outcome of this matter at this time.  Management believes these suits to be without merit and intends to vigorously defend itself.

The Company has a lawsuit pending in the 11th Circuit Court for Miami-Dade County, Florida for past due fees due to a consulting firm in the amount of $41,000.  Although the outcome of this matter is uncertain, the Company has reserved for this amount in accounts payable and accrued expenses at December 31, 2011 and March 31, 2012.

Item 1A. Risk Factors

Risk Factors are included on the Company’s 10-K filed on April 16, 2012, and do not need to be updated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of Equity Securities and Use of Proceeds during the period ended March 31, 2012.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended March 31, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

(a)        Exhibits

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

CAR CHARGING GROUP, INC.

By: /s/ Michael D. Farkas
Date: May 15, 2012	Michael D. Farkas Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By: /s/ Jack Zwick
Jack Zwick Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)