Form 10-Q
period 2012-06-30
Car Charging Group, Inc.
filed 2012-08-14
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or

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

As of August 13, 2012: 40,905,780 shares of common stock, $0.001 par value were issued and outstanding.

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
June 30, 2012

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Control and Procedures	6

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings	7
Item 1A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Mine Safety Disclosures	7
Item 5.	Other Information	7
Item 6.	Exhibits	7

SIGNATURES		8

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements
CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
June 30, 2012

Index to Financial Statements

FINANCIAL STATEMENTS	Page #

Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	F-1

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2012 and 2011 (Unaudited)	F-2

Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2012 and 2011 and for the Period from September 3, 2009 (Inception) through June 30, 2012 (Unaudited)	F-3

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Period from September 3, 2009 (Inception) through June 30, 2012 (Unaudited)	F-4

Condensed Consolidated Statements of Cash flows for the Six Months Ended June 30, 2012 and 2011 and for the Period from September 3, 2009 (Inception) through June 30, 2012 (Unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-6

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	JUNE 30,	DECEMBER 31,
	2012	2011
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$728,959	$406,859
Advanced commissions	249,250	172,250
Deposits	-	6,444
Prepaid expenses and other current assets	105,873	157,258
Total current assets	1,084,082	742,811

FIXED ASSETS
Automobiles, net of accumulated depreciation of $3,823 and $0, respectively	110,870	-
EV charging stations, net of accumulated depreciation of $212,938 and $129,554, respectively	898,668	544,898
Office and computer equipment, net of accumulated depreciation of $20,483 and
$14,810, respectively	39,323	35,857
Total fixed assets	1,048,861	580,755

DEPOSITS	42,265	-

OTHER ASSETS	31,500	-

TOTAL ASSETS	$2,206,708	$1,323,566

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$465,613	$365,113
Accrued interest- related party	-	40
Convertible notes-related party, net of discount of $0 and $0, respectively	-	3,750
Current portion of note payable	11,817
Current portion of deferred rent	7,898	-
Total current liabilities	485,328	368,903

DEFERRED RENT	26,074	-

NOTE PAYABLE	50,961	-

TOTAL LIABILITIES	562,363	368,903

STOCKHOLDERS' EQUITY
Series A Convertible Preferred Stock, $0.001 par value; 10,000,000 shares issued and
outstanding at June 30, 2012 and December 31, 2011, respectively	10,000	10,000
Series B Convertible Preferred Stock, $0.001 par value; 1,000,000 and 0 shares issued and
outstanding at June 30, 2012 and December 31, 2011, respectively	1,000	-
Common Stock, 500,000,000 shares authorized at $0.001 par value; 40,805,780 and
37,384,414 shares issued and outstanding as of June 30, 2012 and December 31, 2011,
respectively	40,806	37,384
Additional paid-in capital	17,674,378	15,557,096
Deficit accumulated during development stage	(16,081,839)	(13,650,817)
Stock subscription receivable	-	(999,000)
TOTAL STOCKHOLDERS' EQUITY	1,644,345	954,663

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,206,708	$1,323,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2012	June 30, 2011
Revenues
Service fees	$3,410	$-
Sales	231,472	59,490
TOTAL REVENUE	234,882	59,490

Costs
Cost of services	1,382	-
Cost of sales	187,056	60,830
TOTAL COST OF REVENUE	188,438	60,830

Gross profit (loss)	46,444	(1,340)

Operating expenses
Compensation	587,178	322,899
Other operating expenses	179,412	124,278
General and administrative	177,561	217,329
TOTAL OPERATING EXPENSES	944,151	664,506

Loss from operations	(897,707)	(665,846)

Other income (expense)
Interest expense, net	(509)	(8,671)
Loss on change in fair value of derivative liability	-	(55,327)
Total other income (loss)	(509)	(63,998)

Income (loss) before income taxes	(898,216)	(729,844)

Income tax provision	-	-

Net income (loss)	$(898,216)	$(729,844)

Net loss per share - basic and diluted	$(0.02)	$(0.03)
Weighted average number of common shares outstanding - basic and diluted	40,292,090	24,653,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(UNAUDITED)

			For the Period
			From
	For the Six	For the Six	September 3, 2009
	Months Ended	Months Ended	(Inception) to
	June 30, 2012	June 30, 2011	June 30, 2012
Revenues
Service fees	$6,015	$-	$8,814
Sales	231,472	59,490	290,962
TOTAL REVENUE	237,487	59,490	299,776

Costs
Cost of services	1,790	-	3,007
Cost of sales	187,056	60,830	247,886
TOTAL COST OF REVENUE	188,846	60,830	250,893

Gross profit (loss)	48,641	(1,340)	48,883

Operating expenses
Compensation	1,115,957	970,419	11,145,399
Other operating expenses	304,220	225,676	1,035,543
General and administrative	1,058,944	419,257	3,618,350
TOTAL OPERATING EXPENSES	2,479,121	1,615,352	15,799,292

Loss from operations	(2,430,480)	(1,616,692)	(15,750,409)

Other income (expense)
Interest expense, net	(542)	(20,732)	(91,647)
Loss on exchange of warrants for common stock	-	-	(485,000)
Gain on change in fair value of derivative liability	-	3,278,163	245,217
Total other income (loss)	(542)	3,257,431	(331,430)

Income (loss) before income taxes	(2,431,022)	1,640,739	(16,081,839)

Income tax provision	-	-	-

Net income (loss)	$(2,431,022)	$1,640,739	$(16,081,839)

Net loss per share - basic and diluted	$(0.06)	$0.11
Weighted average number of common shares outstanding - basic and diluted	39,245,533	14,867,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficit)

								Deficit Accumulated
	Preferred - A	Preferred-A	Preferred -B	Preferred -B	Common	Common	Additional Paid-in	during the Development	Stock Subscriptions	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	Equity (Deficit)

Balance at September 3, 2009 (Inception)	-	$-	-	-	$1,000,000	$50,000	$(50,000)	$-	$-	$-

Reverse acquisition adjustment	10,000,000	10,000			395,150	19,758	(70,515)			(40,757)

Sale of common (net of derivative liability of warrants $586,535)					61,333	3,067	295,398			298,465

Effect of 1:50 reverse split						(71,369)	71,369			-

Net loss								(6,801,183)

Balance at December 31, 2009	10,000,000	$10,000	-	-	$1,456,483	$1,456	$246,252	$(6,801,183)	$-	$(6,543,475)

Common stock issued for debt to founders					92,000	4,600				4,600

Common stock issued for services					21,167	1,058	432,441			433,499

Common stock issued for conversion of convertible
notes (net of derivative liability for conversion
feature of $552,872)					120,000	6,000	561,872			567,872

Sale of common stock with warrants attached (net
of derivative liability on 3,833 warrants of $75,839)					3,834	191	(18,531)			(18,340)

Common stock issued for cash					103,333	5,167	1,385,380			1,390,547

Warrants issued for services							6,995,084			6,995,084

Effect of 1:50 reverse split						(16,675)	16,675			-

Net loss 2010								(5,709,559)		(5,709,559)

Balance at December 31, 2010	10,000,000	$10,000	-	-	$1,796,817	$1,797	$9,619,173	$(12,510,742)	$-	$(2,879,772)

Common stock issued for conversion of convertible
notes and accrued interest					32,708,544	32,709	52,982			85,691

Common stock issued in exchange for extinguishment
of warrants					565,000	565	484,435			485,000

Common stock issued for settlement of accounts
payable					17,482	17	24,983			25,000

Common stock issued in connection with debt issuance					5,000	5	5,995			6,000

Common stock issued for services					458,238	458	701,042			701,500

Sales of common stock					1,833,333	1,833	3,497,166		(999,000)	2,499,999

Warrants issued for services							1,171,320			1,171,320

Net loss 2011								(1,140,075)		(1,140,075)

Balance at December 31, 2011	10,000,000	$10,000	-	-	$37,384,414	$37,384	$15,557,096	$(13,650,817)	$(999,000)	$954,663

Sale of common stock					1,550,000	1,550	359,450		999,000	1,360,000

Issuance of Preferred Shares			1,000,000	1,000			899,000			900,000

Common stock issued for conversion of convertible notes and accrued interest					1,529,036	1,529	2,294			3,823

Common stock issued for services					267,330	268	473,712			473,980

Common stock issued for director compensation					75,000	75	146,175			146,250

Warrants issued for compensation							236,651			236,651

Net loss								(2,431,022)		(2,431,022)

Balance at June 30, 2012	10,000,000	$10,000	1,000,000	$1,000	40,805,780	$40,806	$17,674,378	$(16,081,839)	$-	$1,644,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

			For the
			Period from
	For the Six Months Ended		September 3,
	June 30,	June 30,	2009 (Inception)
	2012	2011	to June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(2,431,022)	$1,640,739	$(16,081,839)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	93,637	45,602	243,623
Amortization of discount on convertible notes payable	-	13,927	70,166
Loss on common stock issued in exchange for extinguishment of warrants	-	-	485,000
(Gain) on change in fair value of derivative liability	-	(3,278,162)	(245,217)
Non-cash compensation	236,651	-	236,651
Common stock and warrants issued for services and incentive fees	620,230	590,584	9,951,064
Changes in operating assets and liabilities:
Inventory	-	-	(72,768)
Advanced commissions	(77,000)	-	(249,250)
Deposits	(35,821)	35,802	(33,957)
Prepaid expenses and other current assets	51,385	(140,683)	(108,221)
Accounts payable and accrued expenses	100,573	67,224	490,648
Deferred rent	33,972	-	33,972
Accrued interest-related party	(40)	188	4,480
Net Cash Used in Operating Activities	(1,407,435)	(1,024,779)	(5,275,648)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office and computer equipment	(9,139)	(15,972)	(59,807)
Purchase of automobile	(50,000)	-	(50,000)
Purchase of electric charging stations, net	(437,154)	(138,817)	(1,044,459)
Purchase of other assets	(32,257)	-	(32,257)
Net Cash Used in Investing Activities	(528,550)	(154,789)	(1,186,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to stockholder	-	-	100,000
Proceeds from sale of preferred stock	900,000	-	900,000
Sale of common stock, net of issuance costs	1,360,000	999,999	6,193,045
Payment of notes payable	(1,915)	-	(1,915)
Net Cash Provided by Financing Activities	2,258,085	999,999	7,191,130

NET INCREASE (DECREASE) IN CASH	322,100	(179,569)	728,959

CASH AT THE BEGINNING OF PERIOD	406,859	373,868	-
CASH AT END OF PERIOD	$728,959	$194,299	$728,959

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest expenses	$517	$-	$517
Income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt and accrued interest	$3,823	$58,441	$577,695
Inventory reclassified to electric car charging stations	$-	$-	$72,768
Debt and accrued interest converted to common stock	$-	$-	$100,691
Common stock issued for settlement of accounts payable	$-	$-	$25,000
Note payable for purchase of automobile	$64,693	$-	$64,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
June 30, 2012
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION

Car Charging Group Inc. (“CCGI”) was incorporated on October 3, 2006 under the laws of the State of Nevada as New Image Concepts, Inc.  On November 20, 2009, New Image Concepts, Inc. changed its name to Car Charging Group, Inc.

Car Charging, Inc., (“CCI”) was incorporated as a Delaware corporation on September 3, 2009.  Car Charging Inc. was created to develop electric charging service facilities for the electric vehicle (EV) automobile market.  Pursuant to its business plan, Car Charging Inc. (or its affiliates) acquires and installs EV charging stations, and shares servicing fees received from customers that use the charging stations with the property owner(s), on a property by property basis.   Car Charging, Inc., therefore, enters into individual arrangements for this purpose with various property owners, which may include cities, counties, garage operators, hospitals, shopping-malls and facility owner/operators.

During February 2011, the Shareholders and Board of Directors authorized a decrease of the Company’s issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-fifty (1:50) basis (the “Reverse Stock-Split”).  There was no change to the authorized amount of shares or to the par value. All share and per share amounts included in the consolidated financial statements have been adjusted retroactively to reflect the effects of the Reverse Stock-Split.

Merger

On December 7, 2009, CCGI entered into a Share Exchange Agreement (the “Agreement”) with CCI.

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

BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on April 16, 2012.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10 “Development Stage Entities.”  The Company is still devoting substantially all of its efforts on establishing the business and developing revenue generating opportunities through its planned principal operations. In the latter half of 2011, the Company’s principal sales operations began, however the Company did not recognize significant revenues during the period.  All losses accumulated since inceptions have been considered as part of the Company’s development stage activities.

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

LIQUIDITY

Historically, the Company has been dependent on debt and equity raised from individual investors to sustain its operations.  The Company’s product has not been placed in enough locations to generate significant revenue.  The Company has incurred losses and used cash for operating activities since inception.  As of June 30, 2012, the Company had an accumulated deficit of $16,081,839.  In conjunction with the Company’s sale of $1,000,000 in Series B convertible Preferred Stock, the purchaser was granted an option to purchase an additional 1,500,000 shares of the Series B Preferred stock at an exercise price of $1.00 per share within 60 days of the issuance of the original 1,000,000 shares in June 2012.  Additionally, the Company anticipates selling additional shares of its common and/or preferred stock, exempt from registration, during the next twelve months sufficient to meet its working capital requirements. Although there can be no assurance of these matters, management believes that the Company has sufficient resources to fund the Company’s operations through at least June 30, 2013.

PRINCIPLES OF CONSOLIDATION

The  condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in both the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows.  The Company has cash on deposits in several financial institutions which, at times, may be in excess of FDIC insurance limits.  Management has deemed this a normal business risk.

EV CHARGING STATIONS

EV Charging Stations represent the depreciable cost of charging devices that have been installed on the premises of participating owner/operator properties.  They are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three years. Upon sale, replacement or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Condensed Consolidated Statements of Operations.  All purchases of EV Charging Stations from inception to June 30, 2012 have been from a single vendor.  The Company believes that there are other vendors in the marketplace that could supply the Company with comparable EV Charging Stations at comparable prices and terms.  The Company held approximately $343,000 and $185,000 in EV charging stations that were not placed in service as of June 30, 2012 and December 31, 2011, respectively.  The Company will begin depreciating this equipment when installation is substantially complete. Depreciation for the three months and six months ended June 30, 2012 and 2011 and for the period from September 3, 2009 (inception) through June 30, 2012 was $54,916, $25,097, $83,384, $41,382 and $212,938, respectively.

In December 2010, management determined that EV Charging Stations that were previously recorded as inventory would be used for future installations and reclassified $72,768 in inventory to EV Charging Stations.  While the Company’s primary strategy is to earn revenue through the installation of EV Charging stations, the Company will sell EV Charging stations on occasion when the opportunity presents itself.

OFFICE AND COMPUTER EQUIPMENT

Office and computer equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Condensed Consolidated Statements of Operations. Depreciation for the three months and six months ended June 30, 2012 and 2011 and for the period from September 3, 2009 (inception) through June 30, 2012 was $3,053, $2,548, $5,673, $4,221 and $20,483, respectively.

AUTOMOBILES

Automobiles are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of automobiles, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Condensed Consolidated Statements of Operations.  The Company’s electrically-charged enabled automobile was placed in service in May 2012.  Depreciation for the three months and six months ended June 30, 2012 and 2011 and for the period from September 3, 2009 (inception) through June 30, 2012 was $3,823, $0, $3,823, $0 and $3,823 respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted paragraph 360-10-35-17 of the FASB ASC for its long-lived assets.  The Company’s long-lived assets, which include EV Charging Stations, office and computer equipment, automobile, domain names, and security deposits, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2012 or December 31, 2011.

DISCOUNT ON DEBT

The Company allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with paragraph 815-15-25-1 of the FASB ASC. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision have been recorded at their fair value within the terms of paragraph 815-15-25-1 of the FASB ASC as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Condensed Consolidated Statements of Operations.

DERIVATIVE INSTRUMENTS

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 of the FASB ASC and paragraph 815-40-25 of the FASB ASC. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Condensed Consolidated Statements of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes and convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2012 and December 31, 2011.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the Condensed Consolidated Statement of Operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB ASC for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  Accordingly, when a customer completes use of a charging station, the service can be deemed rendered and revenue may be recognized.

RECLASSIFICATION

During the year ended December 31, 2011, management revised the Company’s operating plan in response to customer requests to purchase charging stations that would be provided and serviced by the Company.  Management believes that this type of sales activity will continue and will continue to function as a reseller of charging stations.   Accordingly, a sale of equipment that was classified in other income (expense) in the second quarter of 2011 was reclassified to sales revenue.

STOCK-BASED COMPENSATION FOR OBTAINING EMPLOYEE SERVICES

The Company accounts for equity instruments issued to employees and directors pursuant to paragraphs 718-10-30-6 of the FASB ASC, whereby all transactions in which services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

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

ADVERTISING

The Company expenses non-direct advertising as incurred.  Total advertising expense for the three months and six months ended June 30, 2012 and 2011, and for the period from September 3, 2009 (inception) through June 30, 2012 was $75, $317, $75, $4,121, and $12,056, respectively.

INCOME TAXES

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Condensed Consolidated Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB ASC (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the three months and six months ended June 30, 2012 and 2011, as they were anti-dilutive (after giving effect to the Reverse Stock-Split):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Convertible Notes	-	11,620,245	504,078	21,139,822

Preferred Stock	25,000,000	25,000,000	25,000,000	25,000,000

Warrants	11,933,169	7,590,999	11,838,745	7,577,738
Total Potential Dilutive Shares	36,933,169	44,211,244	37,342,823	53,717,560

COMMITMENTS AND CONTINGENCIES

The Company follows subtopic 450-20 of the FASB ASC to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

CASH FLOWS REPORTING

The Company adopted paragraph 230-10-45-24 of the FASB ASC for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect Method”) as defined by paragraph 230-10-45-25 of the FASB ASC to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

SUBSEQUENT EVENTS

The Company follows the guidance in Section 855-10-50 of the FASB ASC for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB ASC, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

DERIVATIVE ANALYSIS

Upon their origination, these notes had full reset adjustments based upon the issuance of equity securities by the Company in the future, they were subjected to derivative liability treatment under Section 815-40-15 of the FASB ASC (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) 07-5). These notes have been measured at fair value using a lattice model at each reporting period with gains and losses from the change in fair value of derivative liabilities recognized on the consolidated statement of operations.  The convertible notes gave rise to a derivative liability which was recorded as a discount to the notes upon origination.

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

NOTE PAYABLE

In connection with the purchase of an electrically charged enabled automobile by the Company in the first quarter, the Company entered into a financing agreement.  The five-year note, secured by the related asset, bears interest at 4.75% and requires minimum monthly payments, inclusive of interest, of $1,216 commencing in May 2012.  Future minimum monthly note payments, exclusive of interest, by year are as follows:

Year	Amount
2013	$11,817
2014	12,400
2015	13,013
2016	13,655
2017	11,893
Total	$62,778

4.	COMMON STOCK EQUIVALENTS

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

On April 12, 2010, the Company issued 5,000 warrants to purchase shares exercisable at $42.50 per share.  The fair value of these warrants, estimated on the date of grant, was recorded as an expense for consulting services of $32,355.

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

On February 17, 2011, the Company issued 50,000 warrants to purchase shares of the Company’s common stock exercisable at $20 per share.  The fair value of all of the warrants, estimated on the date of grant, was recorded as compensation expense of $483,583.

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

The fair value of all warrant issuances through December 31, 2011 was computed using the Lattice Model, incorporating transaction details such as stock price, contractual terms, maturity and risk free rates, as well as assumptions about future financing, volatility and holder behavior.

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

The fair value of the warrants on the date of the grant issued for the six months ended June 30, 2012, was estimated at approximately $1.7 million and $26,000, respectively, which will be recognized over the respective service periods. The fair value of the options on the grant date was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of nearly 390% based on historical volatility, (2) a discount rate of 2.11%, (3) expected life of 3 years and (4) zero dividend yield. The fair value of the warrants was determined based on the closing price of the Company’s common stock on the date of grant. The Company recognized compensation cost related to the vesting of these warrants of $142,864 and $236,651 in the three months and six months periods ended June 30, 2012, respectively.

The following table summarizes outstanding warrants by Expiration Date at June 30, 2012:

Quantity	Exercise Price	Expiration Date

200,000	$2.50	August 10, 2012
515,000	$3.00	August 25, 2012
100,000	$3.00	December 7, 2012
5,000	$15.00	April 1, 2013
50,000	$30.00	April 1, 2013
2,200,000	$3.00	April 27, 2013
500,000	$5.00	August 10, 2013
500,000	$7.50	August 10, 2013
500,000	$10.00	August 10, 2013
4,652,165	$3.00	August 25, 2012
10,000	$51.50	August 25, 2013
1,277,170	$1.66	July 13, 2014
250,000	$1.50	November 15, 2014
3,834	$30.00	May 5, 2015
50,000	$20.00	January 11, 2016
300,000	$1.75	January 16, 2016
5,000	$1.75	March 19, 2016
300,000	$1.75	January 16, 2017
5,000	$1.75	March 19, 2017
400,000	$1.75	January 16, 2018
5,000	$1.75	March 19, 2018
100,000	$1.00	September 22, 2018
11,928,169

Warrants Outstanding as of June 30, 2012
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price

$1.00-$51.50	11,928,169	2.17	$3.50

Warrants Exercisable as of June 30, 2012
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price

$1.00-$51.50	9,413,169	2.28	$2.92

5.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 40,000,000 shares of preferred stock.

PREFERRED STOCK

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

Series B Convertible Preferred Stock

On February 6, 2012, the Company entered into a stock purchase agreement to sell 1,000,000 shares of a new class of preferred stock at per share price of $1.00.  The Series B has one vote per share in CarCharging Limited, a subsidiary formed in June 2012, as if the shares were converted into common stock as of the date immediately prior to the record date for determining the stockholders eligible to vote on any such matter, bears no dividends and is junior to Series A Preferred stock with respect to dividends and distribution of assets.  The preferred stock, has been authorized and issued as Series B Convertible Preferred Stock as of June 28, 2012.  At the discretion of the Purchaser, the shares are convertible into (i) one percent (1%) of the issued and outstanding common stock of CarCharging, Limited for every 500,000 shares of Series B Preferred Stock until February 6, 2017 or (ii) the Purchaser may convert each share of Series B Preferred Stock into Common Stock of the Company on a one for one basis during the period of July 1, 2015 through December 31, 2015. The agreement includes an option to purchase an additional 1,500,000 shares of the Series B Preferred stock at an exercise price of $1.00 per share within 60 days of the issuance of the original 1,000,000 shares.  Simultaneously with the issuance of the original 1,000,000 Series B Preferred shares, the Purchaser was entitled to receive two percent (2%) of the issued and outstanding common stock of CarCharging Limited in exchange for consulting services for developing business relationships and obtaining charging station locations in Romania.  Additionally, if the Purchaser exercises its options in the initial stock purchase agreement, it will receive additional payment for its consulting services for developing business relationships and obtaining charging station locations in Greece in the form of three percent (3%) of the total outstanding common stock of CarCharging Limited. The Company received the $900,000, net of issuance costs, in February 2012 and issued 1,000,000 shares of the Series B Convertible Preferred Stock in June 2012.  The fair value of the option to purchase additional shares on the date the Series B Preferred shares were issued was estimated at approximately $226,000, which has been credited to Additional Paid In Capital. The fair value of the option on the stock issuance date was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of nearly 54% based on historical volatility (2) a discount rate of 0.65%, (3) expected life of 60 days and (4) zero dividend yield. The fair value of the option was determined based on the closing price of the Company’s common stock on the date of the stock issuance.

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

During June 2010, the Company issued 40,000 shares of common stock at $.125 each, in exchange for $5,000 of convertible notes payable.  During July 2010 the Company issued 80,000 shares of common stock at $.125 each, in exchange for $10,000 of convertible notes payable.  During January 2011, the Company issued 32,000 shares of common stock at $.125 each, in exchange for $4,000 of convertible notes payable. During March, 2011, the Company issued 21,776,544 common shares in exchange for $50,000 of convertible notes payable and related interest of $4,441.   See the derivative analysis of this transaction in Note 3 above for a description of this transaction.

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

On January 3, 2011, the Company issued 250 shares of common stock in payment of $17,000 in services that had been received during 2010.  In addition, the Company entered into a continuing services agreement that provides for issuance of $1,500 of common stock per month.  The Company issued 3,706 shares of common stock during the three months ended March 31, 2011, in accordance with the agreement.

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

In October 2011, the Company entered into an agreement with three warrant holders, whereby the Company issued 565,000 shares of common stock in exchange for warrants to purchase 446,665 shares. The exchange agreement terminates all rights associated with the warrants.  Due to the reset feature of these warrants, they represented a derivative liability of approximately $80,000 at the time of the exchange. The Company elected to treat this transaction in accordance with ASC 470-50-40 “Extinguishment of Debt”.  Per the ASC, the Company recognized a loss for the excess of consideration in the form of common stock given over the fair value of the extinguished instrument. On the measurement date, the fair value of the common stock issued was $1.00 per share and the warrants had a combined fair market value of $80,000. The exchange resulted in the Company recording a loss on the conversion of $485,000, which was recorded as a Loss on Exchange in the Other Income (Expense) section of the Consolidated Statement of Operations for the year ended December 31, 2011.

In November, 2011, the Company entered into a stock purchase agreement for 2.5 million shares of common stock in exchange for $2.5 million in cash.  In accordance with this agreement, the Company issued 1,500,000 shares of common stock at $1.00 per share. The agreement called for the issuance of 500,000 additional shares to be issued in March of 2012, funding of which was received on April 3, 2012 and 500,000 additional shares to be issued in June of 2012, funding of which was received on June 28, 2012, each at $1.00 per share.  Issuance costs associated with this transaction totaled $190,000.  The stock subscription, net of common share amount to be issued, resulted in stock subscription receivable of $999,000 at December 31, 2011.

During December, 2011, the Company issued 5,000 shares in connection with the receipt of a loan resulting in a discount on the loan of approximately $21,000.  The loan was paid in full prior to year end and the discount was recognized as interest.

During 2011, the Company issued 32,708,544 shares of common stock pursuant to the conversion of $81,250 in convertible notes payable, as further described in Footnote 3.  On February 29, 2012, the final $3,750 of convertible notes and related interest were converted into 1,529,036 of common stock.

Subsequent to this transaction, there are no outstanding convertible notes.

On January 6, 2012, the Company issued 50,000 shares of common stock, at $1.00 per share, related to a stock purchase agreement executed in 2011.

On February 27, 2012, the Company, in connection with the hire of a Chief Financial Officer and Director, issued 75,000 shares of restricted common stock at $1.95 per share.

On February 27, 2012, the Company entered into a stock purchase agreement for 500,000 shares of restricted common stock in exchange for $500,000 cash.

On February 29, 2012, the Company issued 250,000 shares of common stock in connection with a consulting agreement at $1.80 per share.

On April 23, 2012 and May 21, 2012, the Company issued 4,930 shares of common stock at $1.72 per share and 12,400 shares of common stock at $1.25 per share, respectively, in exchange for services valued at $23,980.

On May 21, 2012 the Company granted an employee the right to receive 15,000 shares of its common stock valued $1.25 per share upon the anniversary date of the grant and the continued employment of the employee with the Company.

6.	RELATED PARTY

The Company paid consulting fees to a company that is owned by its Chief Executive Officer amounting to $0, $30,000, $0, $60,000 and $306,000 for the three months and six months ended June 30, 2012 and 2011, and for the period from September 3, 2009 (inception) through June 30, 2012, respectively. These fees were paid pursuant to the terms of a two-year support services contract that was in place prior to the CEO’s employment.   Additionally, the Company paid commissions totaling $40,250 during the three months ended June 30, 2012 to this company for business development related to installations of EV stations by the Company in accordance with the support services contract.

The Company incurred accounting and tax service fees totaling $31,560 for the six months ended June 30, 2012 provided by a company that is partially owned by the Company’s Chief Financial Officer.

On March 29, 2012, the Company entered into a patent license agreement with a stockholder of the Company and a related party under common ownership.  Under terms of the agreement, the Company has agreed to pay royalties to the licensors equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or use of the licensed products and licensed processes.  As of June 30, 2012, the Company has not paid any royalty fees related to this agreement.

7.	COMMITMENTS

The Company has entered into several contracts that obligate it to future office space lease payments and consulting contracts for financial and investor relations services. The following is a summary of these commitments:

a.
On March 31, 2011, the Company entered into a three (3) year lease for office space at approximately $132,480 per year, with an option to renew for an additional three years at approximately $137,655 per year. In the fourth quarter of 2011, the office owner space declared bankruptcy and the Company has not been required to pay any rent payments.  However, the Company had continued to accrue monthly rent based on the contracted amount through December 31, 2011 and $55,200 has been accrued for in accounts payable and accrued expenses as of June 30, 2012 and December 31, 2011, respectively.  In addition, the Company wrote off the related $34,000 security deposit, as it is not expected to be recovered.

On May 4, 2012, the Company entered into a 39 month lease for 4,244 square feet of office space in Miami Beach, Florida commencing as of March 1, 2012. The lease requires a security deposit of $33,952 and initial annual minimum rental payment of $135,808 with annual increase of approximately 3% over the life of the lease and a rent holiday for the first three months of the lease.  The lease contains one-three year option to renew based upon notice as defined by the lease at prevailing rates at such time.  The deferred rent on the Condensed Consolidated Balance Sheet at June 30, 2012 represents the excess of the minimum monthly straight line payments over the life of the lease over the actual lease payments made as of June 30, 2012.

On March 22, 2012, the Company entered into a three year lease for 1,543 square feet of office space in San Jose, California commencing on April 1, 2012.  The lease requires a security deposit of $7,869 and initial annual minimum rental payment of $29,626 with annual increase of approximately 3% over the life of the lease.   The lease contains one-three year option to renew based upon notice as defined by the lease at prevailing rates at such time.

Total rent expense for the three months and six months ended June 30, 2012 and June 30, 2011 and for the period from September 3, 2009 (inception) through June 30, 2012 was $51,018, $25,954, $53,487, $46,363 and $272,719, respectively.

Future minimum monthly rental commitments relating to the Miami Beach and San Jose leases are as follows:

Year	Amount
2013	$176,170
2014	180,831
2015	164,930
Total	$521,931

b.
Pursuant to the terms of the amendment of March 30, 2012 master agreement, the Company has committed to purchase 500 charging stations over the year, at prices ranging from $2,500 to $2,700 per unit. If the Company fails to take delivery of the total specified number units, it will be responsible for reimbursement of certain price discounts on units previously received. As of June 30, 2012, the Company has purchased 90 units under this master agreement. In the opinion of the Company’s management, the vendor has not performed in accordance with the terms of the master agreement. As of June 30, 2012, the ultimate resolution of this matter is unknown.

c.
The Company has certain lawsuits pending.  The first is for past due fees due to a consulting firm in the amount of $41,000.  Although the outcome of this matter is uncertain, the Company has reserved for this amount in accounts payable and accrued expenses at June 30, 2012 and December 31, 2011.  Additionally, in March and April 2012, a former officer and director of the Company filed declaratory actions against the Company relating to compensatory matters, certain warrant exercise rights and the termination of his employment. No determination can be made as to the outcome of this matter at this time.  Management believes these suits to be without merit and intends to vigorously defend itself.

8.	SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date these condensed consolidated financial statements were issued.

On July 16, 2012, the Company announced that it has entered into a term sheet to acquire 350Green LLC, an owner and operator of EV charging stations throughout the United States. The deal is subject to the negotiation of the final terms of the definitive agreement and regulatory approval, and is anticipated to close between thirty and seventy-five days after the definitive agreement is signed.

In July 2012, the Company issued 100,000 shares of common stock at $1.30 per share for consulting and equity funding services rendered through June 30, 2012 which are included in accounts payable and accrued expenses as of June 30, 2012.

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

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012.

Overview

We provide an electric charging service for the electric vehicle (EV) automobile market, delivering convenient access for EV drivers to refuel their automobiles wherever they live, work and play. We seek to become a leading provider of EV charging services throughout North America and ultimately in Europe and Asia.  In order for electric vehicles to become a mainstream reality, public EV charging stations need to be in place and readily available to consumers nationally.

We install electric charging services where EV owners are likely to live, commute, and shop, leading to a higher utilization on every installation investment.  We contract with property owners and managers who control locations in high traffic areas where there is accelerating consumer adoption of electric cars as a less expensive means of transportation coupled with a focus on greenhouse gas savings.

We install fast charging stations, enabling most EV owners to fully recharge their batteries from empty in about four hours.  However, most drivers will use our service to “top off” their batteries, to re-energize their batteries from approximately half a charge to a full charge. We set prices based on a variety of factors, some of which are local electricity tariffs, location, and competitive services.  The stations that provide our service are sourced from a third party today, most of which are purchased from Coulomb Technologies.

Our approach is to become a strategic partner with property owners, who own high value real estate, and to demonstrate the value we offer their locations.  Consumers seek businesses that support energy conservation and our service provides a differentiator for those real estate owners who want to promote themselves as supporters of the “green” movement. Electric vehicle charging provides this missing component for many property owners.  Furthermore, our business model provides for the potential for increased revenue per parking spot.  We offer the property owner a share in the revenue stream generated from the charging sessions as well as any other revenue derived from the location.

Over the past year and half, we have entered into contracts with and generated strong relationships with many of the essential property owners required to build a profitable charging business.  Real estate segments we have established strong ties with include apartment complexes/MDUs for residential living, REITs, national parking garage owners and managers, retailers, shopping centers and malls, high population density municipalities, and office parks.  Partnerships under contract in the parking market segment include ICON, Central, ACE, and LAZ Parking.

In the residential arena, contracts include  Equity Residential, and Kettler. In the commercial venue, we have agreements with Forest City and Equity One.  In the retail segment, relationships include Walgreens, Mall of America, Aventura Mall, and Four Seasons in Miami.  Lastly, municipalities own and operate prime locations where we have relationships and those include the Pennsylvania Turnpike Hollywood, Florida, Norwalk, Connecticut and Dania Beach, Florida.

Our main source of revenue will be derived from the electric charging services, with pricing set as an hourly rate or on a per kilowatt hour rate.  As more states adopt electricity deregulation, we will be in a more advantageous position to competitively price our service vis-a-vis refueling at home.  As a first mover in the EV infrastructure category, we are set to capitalize on the opportunities presented by this emerging industry.

We are able to facilitate the purchase of EV charging stations through our wholly owned subsidiary, eCharging Stations, LLC.  The installation and maintenance of the EV charging equipment is subcontracted through approved local vendors.  It is competitively bid so as to maintain the lowest installation and on-going costs possible.

During the six months ended June 30, 2012, we have installed 56 charging units at 30 additional locations, bringing the total number of charging units and locations that we currently service to 164 and 94, respectively.

History

We were incorporated in October 2006 in Nevada with the intention of providing personal consultation services to the general public.  On December 7, 2009, we entered into a Share Exchange Agreement with Car Charging, Inc., a Delaware corporation (“Car Charging”).

At closing, pursuant to the majority consent of our board of directors and shareholders, we approved (i) an amendment to our Articles of Incorporation changing our name to Car Charging Group, Inc. and (ii) the authorization of 20,000,000 shares of preferred stock of the Company; subsequently amended to 40,000,000 shares of preferred stock.  Additionally, we filed a Certificate of Designation with the state of Nevada designating rights to the authorized preferred stock of the Company.

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

Results of Operations

For the three months ended June 30, 2012 and 2011

Revenues

We generated revenues of $3,410  from service fees related to installed EV Charging Stations for the three months ended June 30, 2012.  The Company did not derive any service fee revenue from operations for the three months ended June 30, 2011.  While our primary strategy is to earn revenue through the installation and maintenance of EV Charging Stations, we will sell EV Charging Stations on occasions when the opportunity presents itself. During the quarter ended June 30, 2012, we sold 68 EV Charging Stations to a customer for a total price of $231,472 and at a gross profit of $44,416.  During the quarter ended June 30, 2011, we sold seven EV Charging Stations to a customer for $59,490 at a loss of $1,340.

Operating Expenses

Operating expenses include selling, marketing and advertising, payroll, administrative, finance and professional expenses.

Compensation expense increased by $264,279 from $322,899 for the three months ended June 30, 2011 to $587,178 for the three months ended June 30, 2012.  The increase was attributable to higher payroll costs as a result of the hiring of a Chief Operating Officer and controller, the hiring of additional employees to support the growth in the number of EV Charging Station installations and higher non-cash compensation costs as result of the issuance of warrants.

Other operating expenses increased by $55,134 from $124,278 for the three months ended June 30, 2011 to $179,412 for the three months ended June 30, 2012.  The increase was attributable to an increase in rent due to the new leases executed during 2012 and travel costs as a result of the increase in the number of EV Charging Station installations.

General and administrative expenses decreased by $39,768 from $217,329 for the three months ended June 30, 2011 to $177,561 for the three months ended June 30, 2012.  The decrease was primarily as a result of a decrease in outside consulting expenses during the three months ended June 30, 2012.

Operating Loss

Our operating loss for the three months ended June 30, 2012 increased by $231,861 as compared to the three months ended June 30, 2011 from $665,846 in 2011 to $897,707 in 2012 primarily as a result of increase in compensation expenses and other operating expenses offset by an increase in sales and a decrease in general and administrative expenses.

Other Income (Expense)

Other expense decreased from $63,998 for the three months ended June 30, 2011 to $509 for the three months ended June 30, 2012 primarily as result of the notes payable outstanding during the 2011 being converted into common stock subsequently thereafter.

Net Income (Loss)

Our net loss for the three months ended June 30, 2012 increased by $168,372 to $898,216 as compared to $729,844 for the three months ended June 30, 2011.  The increase was attributable to a net increase in operating expenses of $279,645 offset by a decrease in other expenses of $63,489 and an increase in gross profit of $47,784.

For the six months ended June 30, 2012 and 2011

Revenues

We generated revenues of $6,015 from service fees related to installed EV Charging Stations for the six months ended June 30, 2012.  We did not derive any revenue  from service fees for the six months ended June 30, 2011.   While our primary strategy is to earn revenue through the installation and maintenance of EV Charging Stations, we will sell EV Charging Stations on occasions when the opportunity presents itself. During the six months ended June 30, 2012, we sold 68 EV Charging Stations to a customer for a total price of $231,472 and at a gross profit of $44,416.  During the six months ended June 30, 2011, we sold seven EV Charging Stations to a customer for a total price of $59,490 and at a loss of $1,340.

Operating Expenses

Operating expenses include selling, marketing and advertising, payroll, administrative, finance and professional expenses.

Compensation expense increased by $145,538 from $970,419 for the six months ended June 30, 2011 to $1,115,957 for the six months ended June 30, 2012.  The increase was attributable to higher payroll costs as a result of the hiring of a Chief Operating Officer and controller, the hiring of additional employees to support the growth in the number of EV Charging Station installations and higher non-cash compensation costs as result of the issuance of warrants.

Other operating expenses increased by $78,544 from $225,676 for the six months ended June 30, 2011 to $304,220 for the six months ended June 30, 2012.  The increase was attributable to an increase travel costs as a result of the increase in the number of EV Charging Station installations offset by a decrease in website design and hosing expenses.

General and administrative expenses increased by $639,687 from $419,257 for the six months ended June 30, 2011 to $1,058,944 for the six months ended June 30, 2012.  The increase was primarily as a result of an increase in non-cash outside consulting expenses during the three months ended March 31, 2012, an increase in depreciation expense relating to EV Charging Stations due to an increase in installations during the 2012 period and an increase in professional fees.

Operating Loss

Our operating loss for the six months ended June 30, 2012 increased by $813,788 as compared to the six months ended June 30, 2011 from $1,616,692, in 2011 to $2,430,480 in 2012 primarily as a result of increase in compensation expenses, operating expenses and general and administrative expenses offset by an increase in sales

Other Income (Expense)

Other income decreased from $3,257,431 for the six months ended June 30, 2011 to other expense of $542 for the six months ended June 30, 2012 primarily as result of a one-time gain of $3,278,163 from the change in fair value of a derivative liability in 2011.

Net Income (Loss)

Our net loss for the six months ended June 30, 2012 increased by $4,071,761 to $2,431,022 as compared to net income of $1,640,739 for the six months ended June 30, 2011.  The increase was attributable to an increase in operating expenses of $863,769, other expense of $3,257,973 offset by an increase in gross profit of $49,981.

Period from September 3, 2009 (date of inception) through June 30, 2012

Our cumulative net operating loss since inception is attributable to the fact that we have not derived significant revenue from operations to offset our business development expenses. Losses from operations since inception have amounted to $16,081,839 (including non-cash charges of $10,741,287 which includes the estimated value of warrants and common stock issued for services) primarily consisting of consulting, professional fees and public/investor relations fees. Our officers and staff have initiated a number of negotiations to install the selected charging stations through-out the United States and Europe.  Manufacture and supply of electric vehicles that will require utilization of our services is not anticipated to be significant until the last calendar quarter of 2014; this gives us adequate time to develop its distribution plan, but also requires that we continue to develop capital sources.

Liquidity and Capital Resources

On February 6, 2012, we entered into a stock purchase agreement to sell 1,000,000 shares of Series B preferred stock at per share price of $1.00.  The agreement includes an option to purchase an additional 1,500,000 shares of the Series B Preferred stock at an exercise price of $1.00 per share within 60 days of the issuance of the original 1,000,000 shares in June 2012.  Simultaneously with the issuance of the original 1,000,000 Series B Preferred shares, Purchaser was entitled to receive two percent (2%) of the issued and outstanding common stock of CarCharging Limited (a subsidiary formed June 2012) in exchange for consulting services for developing business relationships and obtaining charging station locations in Romania.  Additionally, if the Purchaser exercises its options in the initial stock purchase agreement, it will receive additional payment for their consulting services for developing business relationships and obtaining charging station locations in Greece in the form of 3% of the total outstanding common stock of CarCharging Ltd.  We received the $900,000, net of issuance costs, in February 2012 and have issued 1,000,000 shares of Series B Preferred Stock as of June 28, 2012.

On February 27, 2012, we entered into a stock purchase agreement for 500,000 shares of restricted common stock in exchange for $500,000 cash.

We have financed our activities from sales of our capital stock and from loans from unrelated and related parties.  A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as personnel and office expenses and various consulting and professional fees.

For the six months ended June 30, 2012 and 2011, we used cash of $1,407,435 and $1,024,779 for operations, respectively, and $5,275,648 since inception.  Such cash use and accumulated losses have resulted primarily from costs related to various personnel, consulting and professional fees and costs.  During the six months ended June 30, 2012, cash used for investing activities consisted of $528,550 for purchases of electric vehicle charging stations, automobile, domain names and office equipment as compared with $154,789 for the six months ended June 30, 2011. Cash provided by financing activities for the six months ended June 30, 2012 was $2,258,085 of which $1,360,000 was from the sale of shares of our common stock, net of issuance costs, and $900,000 from the sale of shares of our preferred stock, net of issuance costs, as compared to $999,999 provided by net proceeds from the sale of shares of our common stock for the six months ended June 30, 2011. The net increase in cash during the six months ended June 30, 2012 was $322,100 as compared with a net decrease of $179,569 for the six months ended June 30, 2011.

Since its inception, we have used cash for investing activities of $1,186,523 for the purchase of fixed and other assets and we have received cash provided by financing activities of $100,000 from notes payable and $7,093,045 from sales of shares of our preferred and common stock.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure controls and procedures An evaluation was conducted by the Company’s principal executive officer and principal financial officer  of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s controls and procedures were ineffective as of June 30, 2012 to ensure that information required to be disclosed in the reports that the registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. If the Company develops new business or engages or hires a new chief financial officer or similar financial expert, the Company intends to review its disclosure controls and procedures.

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

The Company has a lawsuit pending for past due fees due to a consulting firm in the amount of $41,000.  Although the outcome of this matter is uncertain, the Company has reserved for this amount in accounts payable and accrued expenses at December 31, 2011 and June 30, 2012.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 23, 2012 and May 21, 2012, the Company issued 4,930 shares of common stock at $1.72 per share and 12,400 shares of common stock at $1.25 per share, respectively, in exchange for services valued at $23,980.

On May 21, 2012 the Company granted an employee the right to receive 15,000 shares of its common stock valued $1.25 per share upon the anniversary date of the grant and the continued employment of the employee with the Company.

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1934, as amended (the “Securities Act”). These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. In addition, the recipients had the necessary intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

(a)           Exhibits

31.1	Certifications of Principal Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications of Principal Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications of Principal Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to 906 of Sarbanes Oxley Act of 2002

32.2	Certifications of Principal Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to 906 of Sarbanes Oxley Act of 2002

101. INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	* XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

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

CAR CHARGING GROUP, INC.

By: /s/ Michael D. Farkas
Date: August 14, 2012	Michael D. Farkas Chief Executive Officer (Duly authorized and principal executive officer)

Date: August 14, 2012	By: /s/ Jack Zwick
Jack Zwick Chief Financial Officer (Duly authorized and principal financial officer)