Form 10-Q
period 2012-09-30
Car Charging Group, Inc.
filed 2012-11-14
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
or

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

As of November 14, 2012: 41,825,094 shares of common stock, $0.001 par value were issued and outstanding.

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
September 30, 2012

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

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
September 30, 2012

Index to Financial Statements

FINANCIAL STATEMENTS	Page #

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	F-1

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2012 and 2011 (Unaudited)	F-2

Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2012 and 2011 and for the Period from September 3, 2009 (Inception) through September 30, 2012 (Unaudited)	F-3

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Period from September 3, 2009 (Inception) through September 30, 2012 (Unaudited)	F-4

Condensed Consolidated Statements of Cash flows for the Nine Months Ended September 30, 2012 and 2011 and for the Period from September 3, 2009 (Inception) through September 30, 2012 (Unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-6

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,963	$406,859
Advanced commissions	274,250	172,250
Deposits	-	6,444
Prepaid expenses and other current assets	389,936	157,258
Total current assets	684,149	742,811

FIXED ASSETS
Automobiles, net of accumulated depreciation of $9,558 and $0, respectively	105,135	-
EV charging stations, net of accumulated depreciation of $283,882 and $129,554, respectively	974,341	544,898

Office and computer equipment, net of accumulated depreciation of $23,544 and $14,810, respectively	39,777	35,857
Total fixed assets, net	1,119,253	580,755

DEPOSITS	42,265	-

OTHER ASSETS	29,236	-

TOTAL ASSETS	$1,874,903	$1,323,566

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$571,003	$365,113
Accrued interest- related party	-	40
Convertible note, net of discount of $58,500 and $0 respectively	6,500
Convertible notes-related party, net of discount of $0 and $0, respectively	-	3,750
Current portion of note payable	11,960
Current portion of deferred rent	8,814	-
Total current liabilities	598,277	368,903

DEFERRED RENT	23,259	-

NOTE PAYABLE	47,917	-

TOTAL LIABILITIES	669,453	368,903

STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock, $0.001 par value; 10,000,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	10,000	10,000

Series B Convertible Preferred Stock, $0.001 par value; 1,000,000 and 0 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,000	-

Common Stock, 500,000,000 shares authorized at $0.001 par value; 41,317,868 and 37,384,414 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	41,318	37,384
Additional paid-in capital	18,401,500	15,557,096
Deficit accumulated during development stage	(17,248,368)	(13,650,817)
Stock subscription receivable	-	(999,000)
TOTAL STOCKHOLDERS' EQUITY	1,205,450	954,663

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,874,903	$1,323,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2012	September 30, 2011
Revenues
Service fees	$4,589	$981
Sales	4,254	-
TOTAL REVENUE	8,843	981

Costs
Cost of services	3,893	-
Cost of sales	3,145	-
TOTAL COST OF REVENUE	7,038	981

Gross profit	1,805	981

Operating expenses
Compensation	658,574	158,096
Other operating expenses	117,479	120,446
General and administrative	385,814	1,380,923
TOTAL OPERATING EXPENSES	1,161,867	1,659,465

Loss from operations	(1,160,062)	(1,658,484)

Other income (expense)
Interest expense, net	(6,467)	(4,828)
Gain on change in fair value of derivative liability	-	94,380
Total other income (loss)	(6,467)	89,552

Loss before income taxes	(1,166,529)	(1,568,932)

Income tax provision	-	-

Net loss	$(1,166,529)	$(1,568,932)

Net loss per share - basic and diluted	$(0.03)	$(0.13)
Weighted average number of common shares outstanding - basic	40,996,444	12,131,442
Weighted average number of common shares outstanding - diluted	40,996,444	12,139,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(UNAUDITED)

			For the Period
			From
	For the Nine	For the Nine	September 3, 2009
	Months Ended	Months Ended	(Inception) to
	September 30, 2012	September 30, 2011	September 30, 2012
Revenues
Service fees	$10,604	$981	$13,403
Sales	235,726	59,490	295,216
TOTAL REVENUE	246,330	60,471	308,619

Costs
Cost of services	5,683	-	6,900
Cost of sales	190,201	60,830	251,031
TOTAL COST OF REVENUE	195,884	60,830	257,931

Gross profit (loss)	50,446	(359)	50,688

Operating expenses
Compensation	1,774,531	468,002	10,438,160
Other operating expenses	421,699	294,897	618,911
General and administrative	1,444,758	2,511,918	5,904,088
TOTAL OPERATING EXPENSES	3,640,988	3,274,817	16,961,159

Loss from operations	(3,590,542)	(3,275,176)	(16,910,471)

Other income (expense)
Interest expense, net	(7,009)	(25,560)	(98,114)
Loss on exchange of warrants for common stock	-	-	(485,000)
Gain on change in fair value of derivative liability	-	3,372,543	245,217
Total other income (loss)	(7,009)	3,346,983	(337,897)

Income (loss) before income taxes	(3,597,551)	71,807	(17,248,368)

Income tax provision	-	-	-

Net income (loss)	$(3,597,551)	$71,807	$(17,248,368)

Net loss per share - basic and diluted	$(0.09)	$0.00
Weighted average number of common shares outstanding - basic	39,850,937	19,864,030
Weighted average number of common shares outstanding - diluted	39,850,937	19,871,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficit)

								Deficit Accumulated		Total
	Preferred - A	Preferred -A	Preferred -B	Preferred -B	Common	Common	Additional Paid-in	during the Development	Stock Subscriptions	Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	(Deficit)

Balance at September 3, 2009 (Inception)	-	$-	-	-	$1,000,000	$50,000	$(50,000)	$-	$-	$-

Reverse acquisition adjustment	10,000,000	10,000			395,150	19,758	(70,515)			(40,757)

Sale of common (net of derivative liability of warrants $586,535)					61,333	3,067	295,398			298,465

Effect of 1:50 reverse split						(71,369)	71,369			-

Net loss								(6,801,183)

Balance at December 31, 2009	10,000,000	$10,000	-	-	$1,456,483	$1,456	$246,252	$(6,801,183)	$-	$(6,543,475)

Common stock issued for debt to founders					92,000	4,600				4,600

Common stock issued for services					21,167	1,058	432,441			433,499

Common stock issued for conversion of convertible notes (net of derivative liability for conversion feature of $552,872)					120,000	6,000	561,872			567,872

Sale of common stock with warrants attached (net of derivative liability on 3,833 warrants of $75,839)					3,834	191	(18,531)			(18,340)

Common stock issued for cash					103,333	5,167	1,385,380			1,390,547

Warrants issued for services							6,995,084			6,995,084

Effect of 1:50 reverse split						(16,675)	16,675			-

Net loss 2010								(5,709,559)		(5,709,559)

Balance at December 31, 2010	10,000,000	$10,000	-	-	$1,796,817	$1,797	$9,619,173	$(12,510,742)	$-	$(2,879,772)

Common stock issued for conversion of convertible notes and accrued interest					32,708,544	32,709	52,982			85,691

Common stock issued in exchange for extinguishment of warrants					565,000	565	484,435			485,000

Common stock issued for settlement of accounts payable					17,482	17	24,983			25,000

Common stock issued in connection with debt issuance					5,000	5	5,995			6,000

Common stock issued for services					458,238	458	701,042			701,500

Sales of common stock					1,833,333	1,833	3,497,166		(999,000)	2,499,999

Warrants issued for services							1,171,320			1,171,320

Net loss 2011								(1,140,075)		(1,140,075)

Balance at December 31, 2011	10,000,000	$10,000	-	-	$37,384,414	$37,384	$15,557,096	$(13,650,817)	$(999,000)	$954,663

Sale of common stock					1,550,000	1,550	85,753		999,000	1,086,303

Issuance of Preferred Shares			1,000,000	1,000			899,000			900,000

Common stock issued for conversion of convertible notes and accrued interest					1,529,036	1,529	2,294			3,823

Common stock issued for services					779,418	780	994,153			994,933

Common stock issued for director compensation					75,000	75	146,175			146,250

Warrants issued for compensation							379,514			379,514

Warrants issued for services							337,515			337,515

Net loss								(3,597,551)		(3,597,551)

Balance at September 30, 2012	10,000,000	$10,000	1,000,000	$1,000	41,317,868	$41,318	$18,401,500	$(17,248,368)	$-	$1,205,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

			For the
			Period from
	For the Nine Months Ended		September 3, 2009
	September 30,	September 30,	(Inception) to
	2012	2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(3,597,551)	$71,807	$(17,248,368)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	174,387	83,700	324,373
Amortization of discount on convertible notes payable	5,318	16,421	75,484
Loss on common stock issued in exchange for extinguishment of warrants	-	-	485,000
Gain on change in fair value of derivative liability	-	(3,372,543)	(245,217)
Non-cash compensation	379,514	-	379,514
Common stock and warrants issued for services and incentive fees	1,141,183	1,788,828	10,472,016
Changes in operating assets and liabilities:
Accounts receivable	-	(562)	-
Inventory	-	-	(72,768)
Advanced commissions	(102,000)	-	(274,250)
Deposits	(35,821)	31,411	(33,957)
Prepaid expenses and other current assets	(232,678)	(87,246)	(392,284)
Accounts payable and accrued expenses	205,963	105,721	596,039
Deferred rent	32,073	-	32,073
Accrued interest-related party	(40)	2,340	4,480
Net Cash Used in Operating Activities	(2,029,652)	(1,360,123)	(5,897,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office and computer equipment	(12,654)	(15,102)	(63,322)
Purchase of automobile	(50,000)	-	(50,000)
Purchase of electric charging stations, net	(583,771)	(170,531)	(1,191,076)
Purchase of other assets	(31,003)	-	(31,003)
Net Cash Used in Investing Activities	(677,428)	(185,633)	(1,335,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	65,000	-	65,000
Proceeds from notes payable to stockholder	-	220,000	100,000
Proceeds from sale of preferred stock	900,000	-	900,000
Sale of common stock, net of issuance costs	1,360,000	999,999	6,193,045
Payment of notes payable	(4,816)	-	(4,816)
Net Cash Provided by Financing Activities	2,320,184	1,219,999	7,253,229

NET INCREASE (DECREASE) IN CASH	(386,896)	(325,757)	19,963

CASH AT THE BEGINNING OF PERIOD	406,859	373,868	-
CASH AT END OF PERIOD	$19,963	$48,111	$19,963

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest expenses	$1,263	$-	$1,263
Income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt and accrued interest	$3,823	$81,250	$577,695
Beneficial conversion feature of notes payable and related warrants issued	$63,818	$-	$63,818
Inventory reclassified to electric car charging stations	$-	$-	$72,768
Issuance of warrants in consideration of equity investment	$273,697		$273,697
Debt and accrued interest converted to common stock	$-	$-	$100,691
Common stock issued for settlement of accounts payable	$-	$-	$25,000
Note payable for purchase of automobile	$64,693	$-	$64,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
September 30, 2012
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION

Car Charging Group Inc. (“CCGI”) was incorporated on October 3, 2006 under the laws of the State of Nevada as New Image Concepts, Inc.  On November 20, 2009, New Image Concepts, Inc. changed its name to Car Charging Group, Inc.

Car Charging, Inc., (“CCI”) was incorporated as a Delaware corporation on September 3, 2009.  CCI was created to develop electric charging service facilities for the electric vehicle (EV) automobile market.  Pursuant to its business plan, CCI (or its affiliates) acquires and installs EV charging stations, and shares servicing fees received from customers that use the charging stations with the property owner(s), on a property by property basis.   Car Charging, Inc., therefore, enters into individual arrangements for this purpose with various property owners, which may include cities, counties, garage operators, hospitals, shopping-malls and facility owner/operators.

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

Merger

On December 7, 2009, CCGI entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with CCI.

Pursuant to the terms of the Share Exchange Agreement, CCGI agreed to issue an aggregate of 10,000,000 restricted shares of CCGI's common stock and 10,000,000 shares of its Series A Convertible Preferred Stock to the CCI Shareholders in exchange for all of the issued and outstanding shares of CCI.

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

LIQUIDITY

Historically, the Company has been dependent on debt and equity raised from individual investors to sustain its operations.  The Company’s product has not been placed in enough locations to generate significant revenue.  The Company has incurred losses and used cash for operating activities since inception.  As of September 30, 2012, the Company had an accumulated deficit of $17,248,368.   In September 2012, the Company issued a convertible note payable in the amount of $65,000, to a warrant holder, in conjunction with the issuance of a warrant to a shareholder to purchase 65,000 shares of the Company’s common stock. Additionally, the Company anticipates selling additional shares of its common and/or preferred stock, exempt from registration, during the next twelve months sufficient to meet its working capital requirements. Although there can be no assurance of these matters, management believes that the Company has sufficient resources to fund the Company’s operations through at least September 30, 2013.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in both the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows.  The Company has cash on deposit in several financial institutions which, at times, may be in excess of FDIC insurance limits.  Management has deemed this a normal business risk.

EV CHARGING STATIONS

EV charging stations represent the depreciable cost of charging devices that have been installed on the premises of participating owner/operator properties.  They are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three years. Upon sale, replacement or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Condensed Consolidated Statements of Operations.  All purchases of EV charging stations from inception to September 30, 2012 have been from a single vendor.  The Company believes that there are other vendors in the marketplace that could supply the Company with comparable EV charging stations at comparable prices and terms.  The Company held approximately $305,000 and $185,000 in EV charging stations that were not placed in service as of September 30, 2012 and December 31, 2011, respectively.  The Company will begin depreciating this equipment when installation is substantially complete. Depreciation for the three months and nine months ended September 30, 2012 and 2011 and for the period from September 3, 2009 (inception) through September 30, 2012 was $70,944, $35,309, $154,328, $76,691 and $283,882, respectively.

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

OFFICE AND COMPUTER EQUIPMENT

Office and computer equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Condensed Consolidated Statements of Operations. Depreciation for the three months and nine months ended September 30, 2012 and 2011 and for the period from September 3, 2009 (inception) through September 30, 2012 was $3,060, $2,788, $8,733, $7,009 and $23,543, respectively.

AUTOMOBILES

Automobiles are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of automobiles, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Condensed Consolidated Statements of Operations.  The Company’s electrically-charged enabled automobile was placed in service in May 2012.  Depreciation for the three months and nine months ended September 30, 2012 and 2011 and for the period from September 3, 2009 (inception) through September 30, 2012 was $5,735, $0, $9,558, $0 and $9,558 respectively.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2012 or December 31, 2011.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes and convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2012 and December 31, 2011.

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

RECLASSIFICATION

During the year ended December 31, 2011, management revised the Company’s operating plan in response to customer requests to purchase charging stations that would be provided and serviced by the Company. Management believes that this type of sales activity will continue and will continue to function as a reseller of charging stations. Accordingly, a sale of equipment that was classified in other income (expense) in the second quarter of 2011 was reclassified to sales revenue. Certain operating expenses incurred during 2011 have been reclassified to conform with the 2012 presentation.

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

ADVERTISING

The Company expenses non-direct advertising as incurred.  Total advertising expense for the three months and nine months ended September 30, 2012 and 2011, and for the period from September 3, 2009 (inception) through September 30, 2012 was $53, $844, $128, $4,965, and $12,109, respectively.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the three months and nine months ended September 30, 2012 and 2011, as they were anti-dilutive (after giving effect to the Reverse Stock-Split):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Convertible Notes	11,304	5,943,166	338,621	16,018,605

Preferred Stock	25,000,000	25,000,000	25,000,000	25,000,000

Warrants	11,735,777	9,568,287	11,802,730	8,248,546
Total Potential Dilutive Shares	36,747,081	40,511,453	37,141,351	49,267,151

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

On September 14, 2012, the Company issued an unsecured $65,000 convertible note payable to a warrant holder which bears interest at 12% per anum and is due with accrued interest on March 14, 2013.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 65,000 shares of the Company’s common stock at a $1.00 per share until September 14, 2014.  The fair value of the warrants on the date of the grant was estimated at $30,934 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of nearly 222% based on historical volatility, (2) a discount rate of 0.27%, (3) expected life of 2 years and (4) zero dividend yield. The fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $32,884 resulting in an aggregate debt discount of $63,818 on September 14, 2012. For the three months and nine months ended September 30, 2012, the amortization expense relating to the debt discount was $5,318, resulting in an unamortized debt discount of $59,500 as of September 30, 2012.

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

Year	Amount
2013	$11,960
2014	12,551
2015	13,170
2016	13,821
2017	8,375
Total	$59,877

Total interest expense for the three months and nine months ended September 30, 2012 and 2011 and for the period from September 3, 2009 (inception) through September 30, 2012 was $6,467, $4,828, $7,009, $25,560 and $98,114.

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

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company also issued warrants to purchase 500,000 shares of Company’s common stock exercisable at $.60 per share.  The exercise price was subject to a full ratchet reset feature.  These warrants were adjusted due to a sale of common stock for cash at $3.00 per share, resulting in 100,000 warrants.  The derivative for these 100,000 warrants was re-measured at December 31, 2010 yielding a derivative liability of $129,749, resulting in a gain on change in fair value for the year ended December 31, 2010 of $15,589 and a loss in fair value of $1,182,375 during the period from September 3, 2009 (inception) through December 31, 2009. The outstanding liability for the related derivative liability was $129,749 at December 31, 2010. In October 2011, the Company executed an agreement with the warrant holder which eliminated the reset feature of these warrants. As a result of this agreement, the derivative liability associated with the reset is no longer present and the gain on the remaining fair value of approximately $17,500 was recognized.

COMPENSATION AND SERVICE WARRANTS

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

On January 16, 2012, the Company, in connection with the hire of a Chief Operating Officer, issued 1,000,000 warrants, at an exercise price of $1.75 per warrant that vest over a three year period, subject to continued employment.  The warrants expire as follows: 300,000 on January 16, 2016, 300,000 warrants expire on January 16, 2017 and 400,000 warrants expire on January 16, 2018.

On August 21, 2012, the Company issued 250,000 warrants at an exercise price of $1.00 per share of the Company’s common stock for the successful procurement of a $2,500,000 equity investment in the Company. The warrants expire on June 28, 2017.

The fair value of the warrants on the date of the grant issued for the nine months ended September 30, 2012, was estimated at approximately $1.7 million, $26,000 and $273,697 respectively, which will be recognized over the respective service periods. The fair value of the warrants on the grant date pertaining to the January 16, 2012 issuance and the March 27, 2012 issuance was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of nearly 390% based on historical volatility, (2) a discount rate of 2.11%, (3) expected life of 3 years and (4) zero dividend yield. The fair value of the warrants on the grant date pertaining to the August 21, 2012 issuance was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of nearly 258% based on historical volatility, (2) a discount rate of 0.68%, (3) expected life of 4.74 years and (4) zero dividend yield.  The fair value of the warrants was determined based on the closing price of the Company’s common stock on the date of grant. The Company recognized compensation cost related to the vesting of these warrants of $142,864 and $379,514 in the three months and nine months periods ended September 30, 2012, respectively.

The following table summarizes outstanding warrants by Expiration Date at September 30, 2012:

Quantity	Exercise Price	Expiration Date

100,000	$3.00	December 7, 2012
5,000	$15.00	April 1, 2013
50,000	$30.00	April 1, 2013
2,200,000	$3.00	April 27, 2013
500,000	$5.00	August 10, 2013
500,000	$7.50	August 10, 2013
500,000	$10.00	August 10, 2013
4,652,165	$3.00	August 25, 2013
10,000	$51.50	August 25, 2013
1,277,170	$1.66	July 13, 2014
65,000	$1.00	September 14, 2014
250,000	$1.50	November 15, 2014
3,834	$30.00	May 5, 2015
50,000	$20.00	January 11, 2016
300,000	$1.75	January 16, 2016
5,000	$1.75	March 19, 2016
300,000	$1.75	January 16, 2017
5,000	$1.75	March 19, 2017
250,000	$1.00	June 28, 2017
400,000	$1.75	January 16, 2018
5,000	$1.75	March 19, 2018
100,000	$1.00	September 22, 2018
11,528,169

Warrants Outstanding as of September 30, 2012
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price

$1.00-$51.50	11,528,169	2.16	$3.46

Warrants Exercisable as of September 30, 2012
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price

$1.00-$51.50	10,263,169	1.55	$3.70

5.	STOCKHOLDERS’ EQUITY

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

Series B Convertible Preferred Stock

On February 6, 2012, the Company entered into a stock purchase agreement to sell 1,000,000 shares of a new class of preferred stock at per share price of $1.00.  The Series B has one vote per share in CarCharging Limited, a subsidiary formed in June 2012, as if the shares were converted into common stock as of the date immediately prior to the record date for determining the stockholders eligible to vote on any such matter, bears no dividends and is junior to Series A Preferred stock with respect to dividends and distribution of assets.  The preferred stock, has been authorized and issued as Series B Convertible Preferred Stock as of June 28, 2012.  At the discretion of the Purchaser, the shares are convertible into (i) one percent (1%) of the issued and outstanding common stock of CarCharging, Limited for every 500,000 shares of Series B Preferred Stock until February 6, 2017 or (ii) the Purchaser may convert each share of Series B Preferred Stock into Common Stock of the Company on a one for one basis during the period of July 1, 2015 through December 31, 2015. The agreement included an option to purchase an additional 1,500,000 shares of the Series B Preferred stock at an exercise price of $1.00 per share within 60 days of the issuance of the original 1,000,000 shares which was not exercised.  Simultaneously with the issuance of the original 1,000,000 Series B Preferred shares, the Purchaser was entitled to receive two percent (2%) of the issued and outstanding common stock of CarCharging Limited in exchange for consulting services for developing business relationships and obtaining charging station locations in Romania.  Additionally, if the Purchaser exercises its options in the initial stock purchase agreement, it will receive additional payment for its consulting services for developing business relationships and obtaining charging station locations in Greece in the form of three percent (3%) of the total outstanding common stock of CarCharging Limited. The Company received the $900,000, net of issuance costs, in February 2012 and issued 1,000,000 shares of the Series B Convertible Preferred Stock in June 2012.  The fair value of the option to purchase additional shares on the date the Series B Preferred shares were issued was estimated at approximately $226,000, which has been credited to Additional Paid In Capital. The fair value of the option on the stock issuance date was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of nearly 54% based on historical volatility (2) a discount rate of 0.65%, (3) expected life of 60 days and (4) zero dividend yield. The fair value of the option was determined based on the closing price of the Company’s common stock on the date of the stock issuance.

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

During June 2011, the Company issued 1,005 shares of common stock in payment of $3,000 in services and issued 333,333 shares for cash at $3.00 per share.

During July 2011, the Company issued 50,000 shares of common stock at $1.80 per share for services performed.

During August 2011, the Company issued 400,000 shares of common stock at $1.25 per share for services performed.

During September 2011, the Company issued 17,482 shares of common stock in exchange for forgiveness of a $25,000 account payable.

During October 2011, the Company issued 3,527 shares of stock in exchange for $6,000 worth of services.

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

In November 2011, the Company entered into a stock purchase agreement for 2.5 million shares of common stock in exchange for $2.5 million in cash.  In accordance with this agreement, the Company issued 1,500,000 shares of common stock at $1.00 per share. The agreement called for the issuance of 500,000 additional shares to be issued in March of 2012, funding of which was received on April 3, 2012 and 500,000 additional shares to be issued in June of 2012, funding of which was received on June 28, 2012, each at $1.00 per share.  Issuance costs, inclusive of warrants issued associated with this transaction totaled $463,697.  The stock subscription, net of common share amount to be issued, resulted in stock subscription receivable of $999,000 at December 31, 2011.

During December 2011, the Company issued 5,000 shares in connection with the receipt of a loan resulting in a discount on the loan of approximately $21,000.  The loan was paid in full prior to year end and the discount was recognized as interest.

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

On August 15, 2012, the Company entered into a consulting agreement for business development services for a monthly fee of $15,000 in cash and $5,000 in common stock of the Company.  For the three months ended September 30, 2012, the Company issued 6,250 shares of its common stock at an average value of $1.20 per share in connection with this consulting agreement.

The agreement is for a term of one year and will automatically renew for an additional year unless written notification is provided by either party at least 60 days prior to the expiration of the initial term.  Thereafter, the parties may renew the agreement on mutually agreeable terms.

On August 21, 2012, the Company issued 5,835 shares of its common stock valued at $1.08 per share in connection with consulting services rendered.

On August 28, 2012, the Company issued 100,000 shares of its common stock in connection with a consulting agreement valued at $1.03 per share.

On September 10, 2012, the Company entered into an advisory services agreement with a consultant which may be terminated by either party with 30 days advance notice.  Under terms of the agreement, the Company issued 262,500 shares of its common stock, valued at $1.00 per share for services to be rendered during the first three months of the agreement and will issue an additional 87,500 shares of the Company’s common stock monthly for the succeeding nine months.

On September 13, 2012, the Company entered into an advisory services agreement with a consultant which may be terminated by either party with 30 days advance notice.  Under terms of the agreement, the Company issued 137,503 shares of its common stock, valued at $1.03 per share for services to be rendered during the first three months of the agreement and will issue an additional 45,833 shares of the Company’s common stock monthly for the succeeding nine months.

6.	RELATED PARTY

The Company paid consulting fees to a company that is owned by its Chief Executive Officer amounting to $0, $30,000, $0, $60,000 and $306,000 for the three months and nine months ended September 30, 2012 and 2011, and for the period from September 3, 2009 (inception) through September 30, 2012, respectively. These fees were paid pursuant to the terms of a two-year support services contract that was in place prior to the CEO’s employment.   Additionally, the Company paid commissions totaling $28,750 during the three months ended September 30, 2012 and $69,000 for the nine months ended September 30, 2012 to this company for business development related to installations of EV charging stations by the Company in accordance with the support services contract.  No commissions were paid to this Company during 2011.

The Company incurred accounting and tax service fees totaling $37,055 for the three months ended September 30, 2012 and $68,913 for the nine months ended September 30, 2012 provided by a company that is partially owned by the Company’s Chief Financial Officer.

On March 29, 2012, the Company entered into a patent license agreement with a stockholder of the Company and a related party under common ownership.  Under terms of the agreement, the Company has agreed to pay royalties to the licensors equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or use of the licensed products and licensed processes.  As of September 30, 2012, the Company has not paid any royalty fees related to this agreement.

7.	COMMITMENTS

The Company has entered into several contracts that obligate it to future office space lease payments and consulting contracts for financial and investor relations services. The following is a summary of these commitments:

a.
On March 31, 2011, the Company entered into a three (3) year lease for office space at approximately $132,480 per year, with an option to renew for an additional three years at approximately $137,655 per year. In the fourth quarter of 2011, the office owner space declared bankruptcy and the Company has not been required to pay any rent payments.  However, the Company had continued to accrue monthly rent based on the contracted amount through December 31, 2011 and $55,200 has been accrued for in accounts payable and accrued expenses as of June 30, 2012 and December 31, 2011, respectively.   During the quarter ended September 30, 2012, the Company had received, from the landlord of the property, a release from liability of any rents that may be due by the Company to the landlord.  As a result, the Company reversed the $55,200 accrued rent liability.  In addition, the Company wrote off the related $34,000 security deposit, as it is not expected to be recovered.

On May 4, 2012, the Company entered into a 39 month lease for 4,244 square feet of office space in Miami Beach, Florida commencing as of March 1, 2012. The lease requires a security deposit of $33,952 and initial annual minimum rental payment of $135,808 with annual increase of approximately 3% over the life of the lease and a rent holiday for the first three months of the lease.  The lease contains one-three year option to renew based upon notice as defined by the lease at prevailing rates at such time.  The deferred rent on the Condensed Consolidated Balance Sheet at September 30, 2012 represents the excess of the minimum monthly straight line payments over the life of the lease over the actual lease payments made as of September 30, 2012.

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

Total rent expense for the three months and nine months ended September 30, 2012 and September 30, 2011 and for the period from September 3, 2009 (inception) through September 30, 2012 was ($13,363) as a result of the aforementioned reversal of the accrued rent liability, $30,048, $40,124, $76,411 and $259,356, respectively.

Future minimum monthly rental commitments relating to the Miami Beach and San Jose leases are as follows:

Year	Amount
2013	$177,318
2014	182,187
2015	118,518
Total	$478,023

b.
Pursuant to the terms of the amendment of March 30, 2012 master agreement, the Company has committed to purchase 500 charging stations over the year, at prices ranging from $2,500 to $2,700 per unit. If the Company fails to take delivery of the total specified number units, it will be responsible for reimbursement of certain price discounts on units previously received. As of September 30, 2012, the Company has purchased 90 units under this master agreement. In the opinion of the Company’s management, the vendor has not performed in accordance with the terms of the master agreement.  As of September 30, 2012, the ultimate resolution of this matter is unknown.

c.
The Company has certain lawsuits pending.  The first is for past due fees due to a consulting firm in the amount of $41,000.  Although the outcome of this matter is uncertain, the Company has reserved for this amount in accounts payable and accrued expenses at September 30, 2012 and December 31, 2011.  Additionally, in March and April 2012, a former officer and director of the Company filed declaratory actions against the Company relating to compensatory matters, certain warrant exercise rights and the termination of his employment. No determination can be made as to the outcome of this matter at this time.  Management believes these suits to be without merit and intends to vigorously defend itself.

8.	SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date these condensed consolidated financial statements were issued.

On October 3, 2012, the Company’s Chief Operating Officer notified the Company that he would resign his position with the Company effective immediately.

On October 10, 2012, the Company issued a convertible note in the amount of $100,000, secured by all the assets of the Company, due April 10, 2013 with interest at 10% per anum.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  The noteholder is entitled to be repaid $25,000 for every $1,000,000 raised in equity by the Company.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 100,000 shares of the Company’s common stock at a $1.00 per share until October 10, 2015.

On October 12, 2012, the Company issued a convertible note in the amount of $50,000, secured by all the assets of the Company, due April 12, 2013 with interest at 10% per anum.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  The noteholder is entitled to be repaid $25,000 for every $1,000,000 raised in equity by the Company.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 50,000 shares of the Company’s common stock at a $1.00 per share until October 12, 2015.

The noteholders pertaining to the October 10, 2012 and October 12, 2012 transactions have mutually agreed to enjoy equal rights as secured lenders under each of their respective notes and that neither shall have priority over the other.

On October 24, 2012, the Company initiated a private offering  of its common stock at $1.00 per share to “accredited investors”, as defined, (“Investors”) for which the minimum investment for all Investors shall be $500,000.  In addition, each Investor shall receive a warrant to purchase a like number of shares of the Company’s common stock at $2.25 per for a period of three years from the purchase date of the shares under the offering.  The shares and related warrants are being offered in reliance on the exemption under Section 4(2) of the Securities Act of 1934, Rule 506 of Regulation D as amended (the “Securities Act”). These shares of the Company’s  common stock qualified for exemption under Section 4(2) since the issuance shares by the Company did not involve a public offering. In addition, the recipients had the necessary intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

On October 25, 2012 in conjunction with this offering, the Company received $500,000 and issued 500,000 shares of its common stock and a warrant to purchase 500,000 share of its common stock at $2.25 per share which expires on October 25, 2015.

On November 1, 2012, the Company returned 15 charging stations and related software licenses totaling $40,185 to a vendor as the charging stations were in excess of the Company’s current requirements.

On July 16, 2012, the Company announced that it has entered into a term sheet to acquire 350Green LLC, an owner and operator of EV charging stations throughout the United States. The deal is subject to the ongoing negotiation of the final terms of the definitive agreement and regulatory approval, and is anticipated to close between thirty and seventy-five days after the definitive agreement is signed.

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

Overview

We provide an electric charging service for the electric vehicle ("EV") automobile market, delivering convenient access for EV drivers to refuel their automobiles wherever they live, work and play. We seek to become a leading provider of EV charging services throughout North America and ultimately in Europe and Asia.  In order for electric vehicles to become a mainstream reality, public EV charging stations need to be in place and readily available to consumers nationally.

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

We install charging stations, enabling most EV owners to fully recharge their batteries from empty in about four hours.  However, most drivers will use our service to “top off” their batteries, to re-energize their batteries from approximately half a charge to a full charge. We set prices based on a variety of factors, some of which are local electricity tariffs, location, and competitive services.  The stations that provide our service are sourced from a third party today, most of which are purchased from Coulomb Technologies.

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

Over the past two years, we have entered into contracts with and generated strong relationships with many of the essential property owners required to build a nationwide charging business.  Real estate segments which we have established strong ties with include apartment complexes/MDUs for residential living, REITs, national parking garage owners and managers, retailers, shopping centers and malls, high population density municipalities, and office parks.  Partnerships under contract in the parking market segment include ICON Parking, City Park, Central Parking, ACE Parking, and LAZ Parking.

In the residential arena, we have contracts with Crescent Heights, Equity Residential, and Kettler. In the commercial venue, we have agreements with Forest City and Equity One.  In the retail segment, relationships include Walgreens, Mall of America, Aventura Mall, Roundy’s Supermarkets and Four Seasons in Miami.  Lastly, municipalities own and operate prime locations where we have relationships and those include the Pennsylvania Turnpike, Hollywood, Florida, Norwalk, Connecticut, Santa Clara, California and Dania Beach and Miami Beach, Florida.

Currently, our main source of revenue is derived from the electric charging services, with pricing set as an hourly rate or on a per kilowatt hour rate as permitted by state regulation.  As more states adopt electricity deregulation, we will be in a more advantageous position to competitively price our service vis-a-vis refueling at home.  As a first mover in the EV infrastructure category, we are set to capitalize on the opportunities presented by this emerging industry.  We are currently exploring other sources of revenue including a subscription model and residential hardware and services.

We are able to facilitate the purchase of EV charging stations through our wholly owned subsidiary, eCharging Stations, LLC.  The installation and maintenance of the EV charging equipment is subcontracted through approved local vendors.  It is competitively bid so as to maintain the lowest installation and on-going costs possible.

During the nine months ended September 30, 2012, we have installed 62 charging units at 45 additional locations, bringing the total number of charging units and locations that we currently service to 226 and 139, respectively.

On July 16, 2012, we announced that we have entered into a term sheet to acquire 350Green LLC, an owner and operator of EV charging stations throughout the United States. The deal is subject to the ongoing negotiation of the final terms of the definitive agreement and regulatory approval, and is anticipated to close between thirty and seventy-five days after the definitive agreement is signed.

History

We were incorporated on October 3, 2006 in Nevada with the intention of providing personal consultation services to the general public.  On December 7, 2009, we entered into a share exchange agreement with Car Charging, Inc., a Delaware corporation.

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

During February, 2011, our Shareholders and Board of Directors authorized a decrease of our issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-fifty (1:50) basis (the “Reverse Stock-Split”).  All share and per share amounts included in the consolidated financial statements have been adjusted retroactively to reflect the effects of the Reverse Stock-Split.

Corporate Structure

Car Charging Group, Inc. is the parent company of Car Charging, Inc., a Delaware corporation, which serves as the main operating company and is, in turn, the parent company of several distinct wholly-owned subsidiary operating companies.

Results of Operations

For the three months ended September 30, 2012 and 2011

Revenues

We generated revenues of $4,589 from service fees related to installed EV charging stations for the three months ended September 30, 2012 as opposed to $981 for the three months ended September 30, 2011.  While our primary strategy is to earn revenue through the installation and maintenance of EV charging stations, we will sell EV charging stations on occasions when the opportunity presents itself. During the quarter ended September 30, 2012, we sold one EV charging station to a customer for a total price of $4,254 and at a gross profit of $1,109.  During the quarter ended September 30, 2011, we did not sell any EV charging stations.

Operating Expenses

Operating expenses include selling, marketing and advertising, payroll, administrative, finance and professional expenses.

Compensation expense increased by $500,478 from $158,096 for the three months ended September 30, 2011 to $658,574 for the three months ended September 30, 2012.  The increase was attributable to higher payroll costs as a result of the hiring of a Chief Operating Officer and controller, the hiring of additional employees to support the growth in the number of EV charging station installations and higher non-cash compensation costs as result of the issuance of warrants.

Other operating expenses decreased by $2,967 from $120,446 for the three months ended September 30, 2011 to $117,479 for the three months ended September 30, 2012.  The decrease was attributable to a decrease in rent due to the reversal of an accrued sublease liability for which the landlord of the building released us from liability offset by an increase in office, utility and travel expenses.

General and administrative expenses decreased by $995,109 from $1,380,923 for the three months ended September 30, 2011 to $385,814 for the three months ended September 30, 2012.  The decrease was primarily as a result of a decrease in outside non-cash consulting expenses during the three months ended September 30, 2012 offset by an increase in depreciation expense as result of an additional 45 installations during the quarter ended September 30, 2012.

Operating Loss

Our operating loss for the three months ended September 30, 2012 decreased by $498,422 as compared to the three months ended September 30, 2011 from $1,658,484 in 2011 to $1,160,062 in 2012 primarily as a result of decrease in general and administrative and other operating expenses and an increase in revenues offset by an increase in compensation expenses.

Other Income (Expense)

Other income decreased from income of $89,552 for the three months ended September 30, 2011 to other expense of $6,467 for the three months ended September 30, 2012 primarily as result of the gain on the change in the fair value of the derivative liability in 2011 of $94,380.

Net Income (Loss)

Our net loss for the three months ended September 30, 2012 decreased by $402,403 to $1,166,529 as compared to $1,568,932 for the three months ended September 30, 2011.  The decrease was attributable to a net decrease in operating expenses of $497,598 and an increase in gross profit of $824 offset by a decrease in other income of $96,019.

For the nine months ended September 30, 2012 and 2011

Revenues

We generated revenues of $10,604 from service fees related to installed EV charging stations for the nine months ended September 30, 2012 as opposed to $981 in service fees for the nine months ended September 30, 2011.   While our primary strategy is to earn revenue through the installation and maintenance of EV charging stations, we will sell EV charging stations on occasions when the opportunity presents itself. During the nine months ended September 30, 2012, we sold 69 EV charging stations to a customer for a total price of $235,726 and at a gross profit of $45,525.  During the nine months ended September 30, 2011, we sold seven EV charging stations to a customer for a total price of $59,490 and at a loss of $1,340.

Operating Expenses

Operating expenses include selling, marketing and advertising, payroll, administrative, finance and professional expenses.

Compensation expense increased by $1,306,529 from $468,002 for the nine months ended September 30, 2011 to $1,774,531 for the nine months ended September 30, 2012.  The increase was attributable to higher payroll costs as a result of the hiring of a Chief Operating Officer and controller, the hiring of additional employees to support the growth in the number of EV charging station installations and higher non-cash compensation costs as result of the issuance of warrants.

Other operating expenses increased by $126,802 from $294,897 for the nine months ended September 30, 2011 to $421,699 for the nine months ended September 30, 2012.  The increase was attributable to an increase travel expenses as a result of the increase in the number of EV charging station installations, office and utility expenses offset by a decrease in rent due to the reversal of an accrued sublease liability for which the landlord of the building released us from liability.

General and administrative expenses decreased by $1,067,160 from $2,511,918 for the nine months ended September 30, 2011 to $1,444,758 for the nine months ended September 30, 2012.  The decrease was primarily as a result of an decrease in non-cash outside consulting expenses during the nine months ended September 30, 2012.,

Operating Loss

Our operating loss for the nine months ended September 30, 2012 increased by $315,366 as compared to the nine months ended September 30, 2011 from $3,275,176, in 2011 to $3,590,542 in 2012 primarily as a result of an increase in other operating expenses and compensation expenses offset by a decrease in general and administrative expenses and an increase in gross profit.

Other Income (Expense)

Other income decreased from $3,346,983 for the nine months ended September 30, 2011 to other expense of $7,009 for the nine months ended September 30, 2012 primarily as result of a one-time gain of $3,372,543 from the change in fair value of a derivative liability in 2011.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2012 increased by $3,669,358 to $3,597,551 as compared to net income of $71,807 for the nine months ended September 30, 2011.  The increase was attributable to an increase in operating expenses of $366,171 and other expense of $3,353,992 offset by an increase in gross profit of $50,805.

Period from September 3, 2009 (date of inception) through September 30, 2012

Our cumulative net operating loss since inception is attributable to the fact that we have not derived significant revenue from operations to offset our business development expenses. Losses from operations since inception have amounted to $16,910,471 (including non-cash charges of $10,851,530 which includes the estimated value of warrants and common stock issued for services) primarily consisting of consulting, professional fees and public/investor relations fees. Our officers and staff have initiated a number of negotiations to install the selected charging stations through-out the United States and Europe.  Manufacture and supply of electric vehicles that will require utilization of our services is not anticipated to be significant until the last calendar quarter of 2014; this gives us adequate time to develop its distribution plan, but also requires that we continue to develop capital sources.

Liquidity and Capital Resources

On February 6, 2012, we entered into a stock purchase agreement to sell 1,000,000 shares of Series B preferred stock at per share price of $1.00.  The agreement includes an option to purchase an additional 1,500,000 shares of the Series B Preferred stock at an exercise price of $1.00 per share within 60 days of the issuance of the original 1,000,000 shares in June 2012.  Simultaneously with the issuance of the original 1,000,000 Series B Preferred shares, Purchaser was entitled to receive two percent (2%) of the issued and outstanding common stock of CarCharging Limited (a subsidiary formed September 2012) in exchange for consulting services for developing business relationships and obtaining charging station locations in Romania.  Additionally, if the Purchaser exercises its options in the initial stock purchase agreement, it will receive additional payment for their consulting services for developing business relationships and obtaining charging station locations in Greece in the form of 3% of the total outstanding common stock of CarCharging Ltd.  We received the $900,000, net of issuance costs, in February 2012 and have issued 1,000,000 shares of Series B Preferred Stock as of June 28, 2012.

On February 27, 2012, we entered into a stock purchase agreement for 500,000 shares of restricted common stock in exchange for $500,000 cash.

On September 14, 2012, the Company issued an unsecured $65,000 convertible note payable to a warrant holder which bears interest at 12% per anum and is due with accrued interest on March 14, 2013.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 65,000 shares of the Company’s common stock at a $1.00 per share until September 14, 2014.

We have financed our activities from sales of our capital stock and from loans from unrelated and related parties.  A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as personnel and office expenses and various consulting and professional fees.

For the nine months ended September 30, 2012 and 2011, we used cash of $2,029,652 and $1,360,123 for operations, respectively, and $5,897,865 since inception.  Such cash use and accumulated losses have resulted primarily from costs related to various personnel, consulting and professional fees and costs.  During the nine months ended September 30, 2012, cash used for investing activities consisted of $677,428 for purchases of electric vehicle charging stations, automobile, domain names and office equipment as compared with $185,633 for the nine months ended September 30, 2011. Cash provided by financing activities for the nine months ended September 30, 2012 was $2,320,184 of which $1,360,000 was from the sale of shares of our common stock, net of issuance costs, and $900,000 from the sale of shares of our preferred stock, net of issuance costs and $65,000 from the issuance of a convertible note as compared to $999,999 provided by net proceeds from the sale of shares of our common stock for the nine months ended September 30, 2011. The net decrease in cash during the nine months ended September 30, 2012 was $386,896 as compared with a net decrease of $325,757 for the nine months ended September 30, 2011.

Since its inception, we have used cash for investing activities of $1,335,401 for the purchase of fixed and other assets and we have received cash provided by financing activities of $165,000 from notes payable and $7,093,045 from sales of shares of our preferred and common stock.

Subsequent Events

On October 10, 2012, we issued a convertible note in the amount of $100,000, secured by all of our assets due April 10, 2013 with interest at 10% per anum.  The note is convertible, at the discretion of the holder into our common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  The noteholder is entitled to be repaid $25,000 for every $1,000,000 raised in equity by us.  In conjunction with the issuance of the note, we issued a warrant, to a stockholder to purchase 100,000 shares of our common stock at a $1.00 per share until October 10, 2015.

On October 12, 2012, we issued a convertible note in the amount of $50,000, secured by all of our assets, due April 12, 2013 with interest at 10% per anum.  The note is convertible, at the discretion of the holder into our common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  The noteholder is entitled to be repaid $25,000 for every $1,000,000 raised in equity by us.  In conjunction with the issuance of the note, we issued a warrant, to a stockholder to purchase 50,000 shares of our common stock at a $1.00 per share until October 12, 2015.

The noteholders pertaining to the October 10, 2012 and October 12, 2012 transactions have mutually agreed to enjoy equal rights as secured lenders under each of their respective notes and that neither shall have priority over the other.

On October 24, 2012, we initiated a private offering of our common stock at $1.00 per share to “accredited investors”, as defined, (“Investors”) for which the minimum investment for all Investors shall be $500,000.  In addition, each Investor shall receive a warrant to purchase a like number of shares of our common stock at $2.25 per share for a period of three years from the purchase date of the shares under the offering.

On October 25, 2012 in conjunction with this offering, we received $500,000 and issued 500,000 shares of our common stock and a warrant to purchase 500,000 share of our common stock at $2.25 per share which expires on October 25, 2015.

On November 1, 2012, we returned 15 charging stations and related software licenses totaling $40,185 to a vendor as the charging stations  were in excess of our current requirements.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure controls and procedures An evaluation was conducted by the Company’s principal executive officer and principal financial officer  of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s controls and procedures were ineffective as of September 30, 2012 to ensure that information required to be disclosed in the reports that the registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. If the Company develops new business or engages or hires a new chief financial officer or similar financial expert, the Company intends to review its disclosure controls and procedures.

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

The Company has a lawsuit pending for past due fees due to a consulting firm in the amount of $41,000.  Although the outcome of this matter is uncertain, the Company has reserved for this amount in accounts payable and accrued expenses at December 31, 2011 and September 30, 2012.

Item 1A.  Risk Factors

Not required for smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On August 15, 2012, the Company entered into a consulting agreement for business development services for a monthly fee of $15,000 in cash and $5,000 in common stock of the Company.  For the three months ended September 30, 2012, the Company issued 6,250 shares of its common stock at an average value of $1.20 per share in connection with this consulting agreement.  .The agreement is for a term of one year and will automatically renew for an additional year unless written notification is provided by either party at least 60 days prior to the expiration of the initial term.  Thereafter, the parties may renew the agreement on mutually agreeable terms.

On August 21, 2012, the Company issued 5,835 shares of its common stock valued at $1.08 per share in connection with consulting services rendered.

On August 28, 2012, the Company issued 100,000 shares of its common stock in connection with a consulting agreement valued at $1.03 per share.

On September 10, 2012, the Company entered into an advisory services agreement with a consultant which may be terminated by either party with 30 days advance notice.  Under terms of the agreement, the Company issued 262,500 shares of its common stock, valued at $1.00 per share for services to be rendered during the first three months of the agreement and will issue an additional 87,500 shares of the Company’s common stock monthly for the succeeding nine months.

On September 13, 2012, the Company entered into an advisory services agreement with a consultant which may be terminated by either party with 30 days advance notice.  Under terms of the agreement, the Company issued 137,503 shares of its common stock, valued at $1.03 per share for services to be rendered during the first three months of the agreement and will issue an additional 45,833 shares of the Company’s common stock monthly for the succeeding nine months.

On September 14, 2012, in conjunction with the issuance of the convertible note, the Company issued a warrant, to a stockholder to purchase 65,000 shares of the Company’s common stock at a $1.00 per share until September 14, 2014.

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

Item 3.    Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2012.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.    Exhibits

(a)           Exhibits

31.1	Certifications of Principal Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications of Principal Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications of Principal Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to 906 of Sarbanes Oxley Act of 2002

32.2	Certifications of Principal Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to 906 of Sarbanes Oxley Act of 2002

101. INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

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

CAR CHARGING GROUP, INC.

By: /s/ Michael D. Farkas
Date: November 14, 2012	Michael D. Farkas Chief Executive Officer (Duly Authorized and Principal Executive Officer)

Date: November 14, 2012	By: /s/ Jack Zwick
Jack Zwick Chief Financial Officer (Duly Authorized and Principal Financial Officer)