Form 10-K
period 2012-12-31
Car Charging Group, Inc.
filed 2013-04-16
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012: $44,799,458.

As of April 15, 2013, the registrant had 50,442,455 common shares issued and outstanding.

Documents Incorporated by Reference: None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

PART I

ITEM 1.          BUSINESS

Overview

Car Charging Group, Inc. (“CarCharging” or the “Company”) is a nationwide provider of electric vehicle (“EV”) charging services. CarCharging currently provides comprehensive turnkey EV charging services to commercial, residential, and municipal property owners. These services enable EV drivers to recharge their EVs where they live, work, and play.

CarCharging’s current service offerings are designed to accelerate the adoption of public EV charging services. Our complete turnkey service enables property owners to rollout EV charging services on their properties with no capital outlay in return for long-term service contracts. CarCharging pays for all equipment, installation, maintenance and related services. We believe that this innovative amenity increases property value, retains current tenants, and attracts new tenants.

CarCharging has more than 60 strategic partnerships across multiple business sectors, including multifamily residential and commercial properties, parking garages, shopping malls, retail centers, and municipalities.  CarCharging’s strategic partners own or manage a total of 6.5 million parking spaces and include, but are not limited to Ace Parking, Central Parking, Equity One, Equity Residential, Icon Parking, Rapid Parking, Related Properties, USA Parking, Walgreens, Pennsylvania Department of Environmental Protection, City of Miami Beach (FL), City of Hollywood (FL), and City of Santa Clara (CA).

Our revenues are primarily derived from hardware sales and public EV charging services. Car Charging sets its EV charging fees based on a variety of factors, including local electricity tariffs, location, and competitive services and alternative fuels.  EV charging fees are set on an hourly rate or a per kilowatt-hour rate. CarCharging is also implementing subscription plans to include electricity for single-family homes, multifamily residential, and CarCharging’s public charging locations.

Our Company is able to facilitate the purchase of EV charging stations through its wholly owned subsidiary, eCharging Stations, LLC. The installation and maintenance of the EV charging equipment is subcontracted through approved local vendors, and are competitively bid to maintain the lowest installation and on-going costs possible.

History

The Company was incorporated in October 2006 in Nevada under the name New Image Concepts, Inc. with the intention of providing personal consultation services to the general public.  On December 7, 2009, we entered into a Share Exchange Agreement with Car Charging, Inc., a Delaware corporation (the “Share Exchange”).

Following the Share Exchange we amended our Articles of Incorporation to (1) change our name to Car Charging Group, Inc. and to (ii) authorize 20,000,000 shares of preferred stock.  Additionally, we filed a Certificate of Designation designating the rights of the authorized preferred stock of the Company (the “Series A Convertible Preferred Stock”).  On June 29, 2012, we increased our authorized preferred stock to 40,000,000 shares.

During February 2011, we decreased our issued and outstanding common stock through a one-for-fifty (1:50) reverse stock-split (the “Reverse Stock-Split”).  All share and per share amounts included in this Report and our consolidated financial statements have been adjusted retroactively to reflect the effects of the Reverse Stock-Split.

Corporate Structure

Car Charging Group, Inc. is the parent company of Car Charging, Inc., a Delaware corporation, which serves as the main operating company and is, in turn, the parent company of several distinct wholly-owned subsidiary operating companies.

Industry Overview

The electric vehicle industry is expected to accelerate over the next several years for various reasons including rising gasoline prices, environmental awareness, and greenhouse gases. Additionally, states such as California have passed laws requiring significant reduction in greenhouse gas emissions from passenger vehicles.  While hybrid automobiles are attaining improved gas mileage, they remain a severe pollutant.

Large-scale market penetration and consumer adoption is likely to occur over the next few years due mainly to the following five reasons.

1.	U.S. legislative programs provides incentives to grow the industry

There has been a concerted effort on the part of the federal, state and local governments to foster the EV industry, supporting both the vehicles and the necessary charging infrastructure.  There have been an unprecedented number of loans and grants to insure this segment succeeds.  The Ford Motor Company was awarded a $5.9 billion loan in June of 2009.   Tesla Motors received a $465 million loan to build its plant in Fremont California and to support its production of its Model S 4-door sedan.  Both of the aforementioned loans came from the US Government’s $25 billion program dedicated to the development of electric/plug-in hybrid vehicles.

The United States Government has approved a $7,500 tax credit to purchasers of EVs.  Additionally, the Federal Government recently extended the alternative fuel vehicle refueling property credit for certain qualifying expenditures for car charging facilities.  Fueling equipment for electricity installed is eligible for a tax credit of 30% of the cost, not to exceed $30,000. Fueling station owners who install qualified equipment at multiple sites are allowed to utilize the credit towards each location. Whether it is for the actual manufacturing of a new car, or to startup companies looking to capitalize on new infrastructure technologies, governments have committed to spending billions of dollars to ensure that the EV industry as a whole will succeed.

2.	Maintain a relatively low cost when compared to gasoline

At the beginning of the 20th Century, electricity generally cost over $0.20 per kilowatt-hour, and could have been as high as $0.40 per kilowatt-hour.  During that same time period, gasoline could be purchased for $0.05 per gallon.  The spread between gasoline and electricity continues to widen.  In 2010, the average retail price of gasoline in the U.S. was $2.74, and by 2012, the average retail price increased to $3.56, while the average cost of electricity is $0.11 per kilowatt-hour.

Concurrently, major utility companies are working on upgrading their infrastructure to make it easier to charge an electric vehicle. The “smart-grid” investment that many utilities have already made will provide ample information to predict the required power requirements needed to support a widespread EV infrastructure.

3.	Diverse variety of vehicles at price points from the major auto manufacturers

Almost all of the major car manufacturers have committed to build an electric vehicle by 2015.  General Motors, Ford, Chrysler, Nissan, Honda, BMW, Mercedes, and Tesla, are just some of the examples of the car manufacturers committed to making the electric vehicle industry a successful enterprise.  As car manufacturers increase the number of electric vehicles they produce each year, we believe the purchase price for such vehicles will continue to decline. For example, the Nissan  dropped the price of the 2013 LEAF model by more than $6,000 than the previous model,  The price reduction makes the LEAF comparable in price to the Toyota Prius, and leases have been made available for as little as $139 per month.

4.	Battery costs decrease while recharge life increases

Battery technology is advancing at a rapid pace.  Not only are battery costs per kilowatt-hour decreasing rapidly, but at the same time the size and weight of the battery are also decreasing. All three variables are necessary components required to drive down the costs of an electric vehicle. Additionally, battery lifespan is critical to EV acceptance, and many companies such as A123Systems are leading the way towards increased battery capacity and longevity.

5.	EV Infrastructure that supports consumer driving habits

Consumers are fickle and do not want to alter their daily routine or driving habits. While many believe that most EV charging will be completed at home, the need for a robust, pervasive public EV charging infrastructure is required to eliminate range anxiety.  Public and residential charging eliminates the need for drivers to go out of their way to fill their gas tank.  Instead, charging stations will be located in popular destination locations where drivers currently park, whether it be for 20 minutes at a local Walgreens, for a few hours while parking at work, or at home overnight, the recharging infrastructure build-out will be more than sufficient for nearly all drivers.

Equipment and Network Utilized

The majority of the EV charging stations that we currently have installed are within the CT2000 family of ChargePoint Networked Charging Stations, which are manufactured by ChargePoint® and are specifically designed for the North American market.   The CT2000 family of charging stations supports fast charging is known as Level 2 (208/240V @ 32A).  The ChargePoint Networked Charging Stations combined with the ChargePoint Network Operating System (NOS) form a smart charging infrastructure for plug-in electric vehicles.

Although we do not exclusively use ChargePoint’s charging stations, we believe it benefits the Company to be aligned with their devices and network infrastructure at this time.  CarCharging has been provided many charging stations under the ChargePoint America (CPA) program, which enables us to lower our average overall equipment costs. As the market continues to mature, we intend to upgrade as new technologies become available.

Competition

The competitive landscape in the development of a national or regional electric vehicle infrastructure is young and still fragmented. No clear leader or leaders have emerged, leaving room for new arrivals to ascend. The terrain, however, is such that competitors may quickly become complimentary to one another, allowing for greater mobility and enhanced driving distance for the electric vehicle operator through the ability to charge at charging stations owned and/or operated by different owners. We anticipate that this, in turn, will work towards further expansion of the electric vehicle industry, bringing additional revenue to all these companies and allowing the infrastructure to grow. Furthermore, because CarCharging is in the business of owning and operating EV charging stations and not developing the technology behind the chargers, potential competitors become partners if and when CarCharging seeks new chargers to with which to equip additional locations as the technology further develops.

The EV charging marketplace is made up of a variety of companies who either offer direct distribution or work with independent distributors, including:

•	General Electric currently offers a Level 2 (220 Volt) Networked Charging Station.

•
Ecotality manufactures and sells Level 2 and 3 “Blink” chargers.  Under a Federal Grant “The EV Project” they anticipate installation of approximately 14,000 Level 2 and 300-400 Level 3 chargers in 6 states.

•
NRG offers home and public charging at fixed monthly rates, and currently only offers this in Dallas/Ft Worth and Houston, Texas and now in California. They anticipate a 20-city rollout of EV charging station infrastructure, with an emphasis on monthly subscriptions.

Customers

CarCharging has more than 60 strategic partnerships across multiple business sectors, including multifamily residential and commercial properties, parking garages, shopping malls, retail centers, and municipalities.  CarCharging’s strategic partners own or manage a total of 6.5 million parking spaces and include, but are not limited to Ace Parking, Central Parking, Equity One, Equity Residential, Icon Parking, Rapid Parking, Related Properties, USA Parking, Walgreens, Pennsylvania Department of Environmental Protection, City of Miami Beach (FL), City of Hollywood (FL), and City of Norwalk (CT).

Sales and Marketing

When evaluating our future, we believe the most important consideration is the number of locations we contract with to install charging stations.  We could contract with a parking garage which contains 600 spaces, but only install one charging station upon the signing of our contract. That location now represents 599 other potential charging locations that will yield future potential revenues in an essential EV market. We will have minimum capital requirements to secure future charging station spots in that location, and will only install other charging stations as the market warrants. We are able to monitor the usage of the charging stations. As each market develops, we can increase the number of charging stations installed at each location.

We employ a direct sales team located both on the east and west coast, as well as a team of independent contractors located throughout the United States actively pursuing and closing deals.

CarCharging’s website (www.carcharging.com) is utilized to promote the Company’s services to property owners, EV owners, and consumers.  The Company also utilizes public relations to announce new property partnerships to the media.  CarCharging also utilizes social media channels such as Facebook and Twitter to educate consumers about EVs and the Company’s developments.

Government/Regulatory Approval

Local regulations for installation of EV charging stations vary from city to city.  Compliance with such regulation(s) may cause installation delays, but these issues are standard and expected for any product that requires construction as part of its installation.

Currently, the Company charges customers by the kilowatt-hour for its services in energy deregulated states and hourly for its services in energy regulated states so as not to be treated as a regulated public utility.  California, Colorado, Florida, Hawaii, Maryland, Minnesota, Oregon, Virginia, and Washington have determined that companies that sell EV charging services to the public will not be regulated as utilities, therefore allowing us to charge based on kilowatt usage.  These individual state determinations are not binding on any other regulator or jurisdiction; however, they demonstrate a trend in the way states view the industry.  Other jurisdictions are in the process of adopting such reforms.

Employees

We currently have 14 full-time employees.

Intellectual Property

The Company has entered into a Licensing Agreement with Michael D. Farkas, our Chief Executive Officer, and Balance Holdings, LLC for the exclusive use of filed provisional patent applications for the following inventions:

EVSE Parking Bumper: An inductive charging station in the form of a parking bumper that will reduce the visual and physical clutter in already-congested parking lots and garages (Patent Application Number: 13600058).

Multiple Simultaneous Electric Vehicle Charging: Through the use of a toggle unit, processor, and multiple plugs which allows multiple EVs to plug into the station simultaneously and charge as the current becomes available (Provisional Patent Application Number: 61695839).

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2012 have been prepared under the assumption that we will continue as a going concern for the next twelve months.  Our independent registered public account firm has issued a report on these financial statements that include a paragraph expressing substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent, amongst other things, our ability to obtain additional equity or debt financing.  Our financial statements do not include any adjustment that may result from this uncertainty.

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

Risks Associated with Our Common Stock

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

OUR SHARES OF COMMON STOCK ARE VERY THINLY TRADED, AND THE PRICE MAY NOT REFLECT OUR VALUE AND THERE CAN BE NO ASSURANCE THAT THERE WILL BE AN ACTIVE MARKET FOR OUR SHARES OF COMMON STOCK EITHER NOW OR IN THE FUTURE .

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

THE APPLICATION OF THE SECURITY AND EXCHANGE COMMISSION’S  “PENNY STOCK” RULES TO OUR COMMON STOCK COULD LIMIT TRADING ACIVITY IN THE MARKET, AND OUR STOCKHOLDERS MAY FIND IT MORE DIFFICULT TO SELL THEIR STOCK.

Our common stock continues to trade at less than $5.00 per share and is therefore subject to the Securities and Exchange Commission’s (“SEC”) penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

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

ITEM 2.          PROPERTIES

We currently lease 4,244 square feet of office space in Miami Beach, Florida, which serves as our corporate offices.  The lease expires in May 2015.

We currently lease an additional office facility in San Jose, California. The lease is for an initial term of 3 years and expires on March 31, 2015.  The facility is 1,543 square feet.

Our minimum future aggregate minimum lease payments for these leases based on there initial terms as of December 31, 2013 are:

Year Ended December 31,:	Amount
2014	$178,466
2015	183,542
2016	72,107
Total	$434,115

ITEM 3.          LEGAL PROCEEDINGS

In March and April 2012, a former officer and director of the Company filed declaratory actions against the Company relating to compensatory matters, certain warrant exercise rights and the termination of his employment.  The parties are currently in negotiations to resolve the matters; however, the outcome of the negotiations cannot be determined at this time.

In October 2012, a former officer and director of the Company resigned his position from the Company and filed a claim with the California Labor Board (“Labor Board”) relating to certain compensatory matters.  As of December 31, 2012, the matter was being heard before the Labor Board however no decision had been rendered.  The parties are currently in negotiations; however, the outcome of the negotiations cannot be determined at this time.

The Company has a lawsuit pending for past due fees due to a consulting firm in the amount of $41,000.  Although the outcome of this matter is uncertain, the Company has reserved for this amount in accounts payable and accrued expenses at December 31, 2012 and December 31, 2011, respectively.

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

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable
PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Quarter ended	Low Price	High Price

December 31, 2012	$1.25	$2.00
September 30, 2012	$0.60	$1.60
June 30, 2012	$0.77	$1.85
March 31, 2012	$1.26	$2.08

December 31, 2011	$0.68	$2.20
September 30, 2011	$1.05	$2.90
June 30, 2011	$1.75	$6.24
March 31, 2011	$0.09	$6.00

Security Holders

As of April 15, 2013 there were approximately 159 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

On November 30, 2012, the Board of the Company, as well as a majority of the Company’s shareholders, approved the Company’s 2012 Omnibus Incentive Plan (the “Plan”), which enables the Company to  grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company.  Stock options granted under the Plan may be Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be Non-Qualified Stock Options.  The Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of Common Stock for which stock options or awards may be granted pursuant to the Plan is 5,000,000, adjusted as provided in Section 11 of the Plan.  The Plan expires on December 1, 2014.  As of December 31, 2012, 4,500,000 stock options had been issued to employees and consultants of the Company.  All options vest ratably over three years from date of issuance, December 27, 2012 and expire in five years from date of issuance.  The following table provides further information regarding the Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,500,000	$1.49	400,000
Equity compensation plans not approved by security holders	--	--	--
Total	4,500,000	$1.49	400,000

On January 11, 2013, the Board of the Company approved the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the Plan may be Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be Non-Qualified Stock Options. The Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of Common Stock for which stock options or awards may be granted pursuant to the Plan is 5,000,000, adjusted as provided in Section 11 of the Plan. The Plan expires on December 1, 2015. The Plan was approved by a majority of the Company’s shareholders on February 13, 2013.

Warrants Granted

The following table summarizes outstanding warrants by Expiration Date at December 31, 2012:

	Exercise		Expiration
Quantity	Price		Date

5,000	$15.00		April 1, 2013
50,000	$3000		April 1, 2013
2,200,000	$3.00		April 27, 2013
500,000	$5.00		August 10, 2013
500,000	$7.50		August 10, 2013
500,000	$10.00		August 10, 2013
4,652,165	$3.00		August 25, 2013
10,000	$51.50		August 25, 2013
1,277,170	$1.66	*	July 13, 2014
65,000	$1.00		September 14, 2014
250,000	$1.50		November 15, 2014
20,000	$1.00		December 2, 2014
56,000	$1.00		December 11, 2014
5,000	$1.00		December 28, 2014
3,834	$30.00		May 5, 2015
100,000	$1.00		October 10, 2015
50,000	$1.00		October 12, 2015
500,000	$2.25		October 25, 2015
25,000	$2.25		November 14, 2015
100,000	$1.64		December 13, 2015
50,000	$20.00		January 11, 2016
5,000	$1.75		March 19, 2016
5,000	$1.75		March 19, 2017
250,000	$1.00		June 28, 2017
11,800	$1.00		December 13, 2017
5,000	$1.75		March 19, 2018
100,000	$1.00		September 22, 2018
11,295,968	Total

*Price may be lower if market closes at lower price on exercise date.
On December 13, 2012, we issued a warrant to purchase 100,000 shares of our common stock at a $1.64 per share as a fee for services to a company that is owned by our Chief Executive Officer.  The warrant expires on December 13, 2015.

Unregistered Sales of Equity Securities and Use of Proceeds

In October 2012 we issued convertible notes in the aggregate amount of $150,000 secured by all of our assets due April 2013 with interest at 12% per anum.  The note is convertible, at the discretion of the holders into our common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  The noteholders are entitled to be repaid $25,000 for every $1,000,000 raised in equity by us.  In conjunction with the issuance of the notes, we issued warrants to purchase 150,000 shares of our common stock at an exercise price of $1.00 per share. The warrants expire in October 2015.

On November 14, 2012 we did a final closing under a private offering (the “Offering”) with certain investors, in which we received $25,000 and issued 25,000 shares of our common stock and warrants to purchase 25,000 shares of our common stock at an exercise price of $2.25 per share which expires on November 14, 2015 (the “Warrants”).  The foregoing descriptions of the terms of the Offering, including the terms of the Warrant, are qualified in its entirety by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2012.

In December 2012, we issued unsecured convertible notes in the amount of $76,000, due June 2013, with interest at 12% per anum.  The note is convertible, at the discretion of the holder into our common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, we issued warrants to purchase 76,000 shares of our common stock at an exercise price of $1.00 per share. The warrants expire in December 2014.

On December 7, 2012, we issued a warrant to purchase 100,000 shares of our common stock at an exercise price of $1.59 per share as a fee for services to a company that is owned by our Chief Executive Officer.  The warrant expires on December 7, 2015.

On December 14, 2012, we issued 200,000 shares of our common stock to our Chairman of the Board and issued warrants to purchase 10,000 shares of our common stock at an exercise price of a $1.00 per share, pursuant to his director agreement.  The warrant expires on December 14, 2017.

On December 14, 2012 we issued 47,392 shares of our common stock for consulting services and issued a warrant to purchase 1,800 shares of our common stock at an exercise price of $1.00 per share.  The warrants expire on December 14, 2017.

On December 28, 2012, we issued our Chief Executive Officer an unsecured convertible note in the amount of $5,000, due June 28, 2013, with interest at 12% per anum.  The note is convertible, at the discretion of the holder into our common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, we issued a warrant, to our Chief Executive Officer to purchase 5,000 shares of our common stock at an exercise price of $1.00 per share. The warrant expires on December 28, 2014.

On December 31, 2012, we issued 100,000 shares of our common stock to employees as compensation for services under the Plan.

During the quarter ended December 31, 2012 we issued an aggregate of 194,445 shares of our common stock as compensation for consulting services.

All shares and related securities, as described above, were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1934, as amended (the “Securities Act”). These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. In addition, the recipients had the necessary intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

ITEM 6.          SELECTED FINANCIAL DATA

We are not required to provide the information required by this Item because we are a smaller reporting company.

 ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the year ended December 31, 2012 and 2011 should be read in conjunction with our consolidated financial statements and the notes to those consolidated  financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Forward-Looking Statements.”

Overview

Car Charging Group, Inc. (formerly New Image Concepts, Inc.) was created as a result of a merger (Reverse Merger) on December 7, 2009, with Car Charging, Inc.  New Image Concepts Inc. was a development stage entity with the intention of providing personal consultation services to the general public. Car Charging Inc. was formed on September 8, 2009 to develop a market to service electric vehicle charging.  We are establishing a comprehensive network of EV charging stations that delivers easy, convenient access to drivers wherever they live, work and play. The charging stations are installed, maintained and owned by the Company and they are provided at no cost to the business/property owner “partner.”   The use of the stations is not anticipated in any significant volume until sometime after the fourth quarter of 2013, when it is anticipated automobile manufacturers are scheduled to mass produce and sell electric vehicles to the public.

To date, the Company’s operations have been devoted primarily to raising capital for operations, entering into contracts with property owner/operators (the “Provider Agreements) and administrative functions.  The Company has grown through internal development and selected acquisitions.  During 2012, the Company installed 157 charging units at 113 locations pursuant to the terms of its Provider Agreements.  The ability of the Company to achieve its business objectives, however, is contingent upon its success in raising additional capital until adequate revenues are realized from operations.  Therefore, no substantial revenue or profit is anticipated in the near or foreseeable future.

During 2011, the Company increased its funding by $2,499,999 through additional private sales of its common stock.

During 2012, the Company raised $2,382,303 in capital, net of issuance costs, through private sales of common stock and its Series B Convertible Preferred Stock and issued $296,000 of convertible notes.

By December 31, 2012, the Company had entered into contracts to provide charging services on third party premises, “Provider Agreements”, with 58 entities and completed installation of 263 charging units (“EV Devices”).

The Company generally acquires charging stations from Coulomb Technologies Inc., but consistent with its policy and business plan, continuously reviews the availability of acquiring EV Devices from other manufacturers.

The Company’s business plan anticipates that significant capital will be needed during 2013 and 2014 to continue building our network of charging stations throughout the United States and the integration of our new acquisitions during the first quarter of 2013. Accordingly, the amount of new capital needed will vary depending on several significant factors that include quantity of electric vehicle sales, gasoline prices, success of the Company’s Provider Agreement program, vigorously seeking governmental grants, rebates, subsidies and equipment manufacturer incentives, cost of EV's and the Company’s continued acceptance by the capital markets.

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

Wherever possible, the Company has adopted a policy of issuing warrants and stock to avoid cash compensation expenses and encourage stock sales (subscriptions). These warrant transactions can result in significant non-cash compensation charges and other non-cash charges that are generally reflected in the consolidated financial statements as “non cash compensation”, “general and administrative” “compensation” or as “change in fair value” in the statements of operations and cash flow.

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

We did not issue any instruments with embedded derivatives during 2012.

Recent Financings

Sale of Preferred Stock

On February 6, 2012, we entered into a stock purchase agreement to sell 1,000,000 shares of Series B Convertible Preferred stock at per share price of $1.00, resulting in gross proceeds to us of $1,000,000, before deducting offering expenses.    Simultaneously with the issuance of the original 1,000,000 Series B Convertible Preferred shares, the purchaser was entitled to receive two percent (2%) of the issued and outstanding common stock of CarCharging Limited (a subsidiary formed September 2012) in exchange for consulting services for developing business relationships and obtaining charging station locations in Romania.

2012 Private Placements

On February 27, 2012, we entered into a stock purchase agreement for 500,000 shares of common stock in exchange for proceeds of $500,000.

On October 25, 2011 and November 14, 2012, we entered into definitive agreements with investors to sell in a private placement an aggregate of 525,000 shares of our common stock and warrants to purchase 525,000 shares of our common stock at a purchase price of $1.00 per unit, resulting in gross proceeds to us of $525,000. The warrants are exercisable at an exercise price of $2.25 per share and expire three years from the date of issuance.

Convertible Notes

On September 14, 2012, the Company issued an unsecured $65,000 convertible note payable, which bears interest at 12% per anum and is due with accrued interest on March 14, 2013.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, the Company issued a warrant to purchase 65,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant expires on September 14, 2014.

In October 2012 we issued convertible notes in the aggregate amount of $150,000 secured by all of our assets due April 2013 with interest at 12% per anum.  The note is convertible, at the discretion of the holders into our common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  .  In conjunction with the issuance of the notes, we issued warrants to purchase 150,000 shares of our common stock at an exercise price of $1.00 per share. The warrants expire in October 2015.

In December 2012, we issued unsecured convertible notes in the amount of $76,000, due June 2013, with interest at 12% per anum.  The note is convertible, at the discretion of the holders into our common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, we issued warrants to purchase 76,000 shares of our common stock at an exercise price of $1.00 per share. The warrants expire on December 2014.

Results of Operations

Comparison of the years ended December 31, 2012 and December 31, 2011

Revenues

We have generated revenues of $16,743 from service fees related to installed EV Charging Stations for the year ended December 31, 2012 as compared to $2,799 in service fees for the year ended December 31, 2011.  While the Company’s primary strategy is to earn revenue through the installation and maintenance of EV Charging Stations, the Company will sell EV Charging Stations on occasions when the opportunity presents itself.  During the year ended December 31, 2012, we sold 69 EV charging stations to a customer for a total price of $235,726 and at a gross profit of $41,670.  During the year ended December 31, 2011, we sold seven EV charging stations to a customer for a total price of $59,490 and at a loss of $1,340.  Additionally, we received a grant and a rebate totaling $59,988 to defray the cost of equipment and installation of 13 charging stations during 2012 from two governmental entities. The rebate and grant are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. As a result we amortized $5,595 into revenue during the year ended December 31, 2012.  We intend to vigorously seek additional grants, rebates, subsidies and equipment manufacturer incentives as a cost effective means of reducing our capital investment in the purchase and installation of charging stations.  We did not derive any revenue from grants or rebates in 2011.

Operating Expenses

Operating expenses selling, marketing and advertising, payroll, administrative, finance and professional expenses. Certain expenses incurred in the year ended December 31, 2011 have been reclassified to conform with the 2012 presentation.

Compensation expense increased by $1,618,037 from $760,276 for the year ended December 31, 2011 to $2,378,313 for the year ended December 31, 2012.  The increase was attributable to higher payroll costs as a result of hiring a Chief Operating Officer and controller, the hiring of additional employees to support the growth in the number of EV charging installations and higher non-cash compensation costs as a result of the issuance of warrants, share of common stock and options to employees.

Other operating expenses increased by $116,780 from $430,573 for the year ended December 31, 2011 to $547,343 for the year ended December 31, 2012.  The increase was attributable to an increase in travel expenses as a result of the increase in the number of EV charging station installations offset by a decrease in rent expense due to the accrued sublease liability from which the landlord of the building released us from liability.

General and administrative expenses decreased by $577,001 from $2,898,198 for the year ended December 31, 2011 to $2,321,197 for the year ended December 31, 2012.  The decrease was primarily as a result of a decrease in non-cash outside consulting expenses during the year ended December 31, 2012.

Operating Loss

Our operating loss for the year ended December 31, 2012 increased by $1,088,086 from $4,088,805 for the year ended December 31, 2011 to $5,176,891 for the year ended December 31, 2012.  The increase was attributable to an increase in compensation and other operating expenses offset by a decrease in general and administrative expenses and an increase in gross profit.

Other Income (Expense)

Other income (expense) decreased by $3,061,449 from income of $2,948,730 for the year ended December 31, 2011 to other expense of $112,719 for the year ended December 31, 2012.  The decrease  was attributable to a one-time gain of $3,488,615 from the change in fair value of a derivative liability offset by a loss on exchange of warrants for shares of common stock of $485,000; both in 2011 offset by the amortization of debt discount of $103,442 associated with convertible notes issued in 2012.

Net Loss

Our net loss for the year ended December 31, 2012 increased by $4,149,535 to $5,289,610 as compared to a net loss of $1,140,075 for the year ended December 31, 2011.  The increase was attributable to a net increase in operating expenses of $1,146,816, an increase in other expenses of $3,061,449 offset by an increase in gross profit of $58,730.

Period from September 3, 2009 (date of inception) through December 31, 2012

Our cumulative net loss since inception, $18,940,427, including non-cash charges of $11,740,357 (which includes the fair value of warrants, options and common stock issued for services and compensation) primarily consisting of consulting, professional fees and public relations fees is attributable to the fact that we have not derived significant revenues from our operations to offset our business development expenses.  Although auto manufacturers have initiated EV sales in the United States and that year over year increases in the number of Plug-in Electric Vehicles sold from 2012 to 2013 should lead to production of greater revenues, manufacture and demand of electric vehicles that will require utilization of the Company’s services, the demand is not anticipated to be widespread until after the fourth quarter of 2013; this gives the Company adequate time to develop its distribution plan and additional capital sources.

Liquidity and Capital Resources

During 2012, we have financed our activities from sales of our capital stock and from loans from unrelated and related parties.  A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as personnel, office expenses and various consulting and professional fees.

For the years ended December 31, 2012 and 2011, we used cash of $2,312,346 and $2,000,493 for operations, respectively, and $6,180,559 since inception.  Such cash use and accumulated losses have resulted primarily from costs related to various personnel, consulting and professional fees.  During the year ended December 31, 2012, cash used for investing activities consisted of $751,648 for purchases of electric vehicle charging stations, an automobile, domain names and office equipment as compared with $466,515 for the year ended December 31, 2011. Cash provided by financing activities for the year ended December 31, 2012 was $2,670,551 of which $1,482,303 was from the sale of shares of our common stock, net of issuance costs, and $900,000 from the sale of shares of our preferred stock, net of issuance costs and $296,000 from the issuance of convertible notes as compared to $2,499,999 provided by net proceeds from the sale of shares of our common stock for the year ended December 31, 2011. The net decrease in cash during the year ended December 31, 2012 was $393,443 as compared with a net increase of $32,991 for the year ended December 31, 2011.

Since inception, we have used cash for investing activities of $1,409,621 for the purchase of EV charging stations, office and computer equipment, an automobile and other assets.  We have received cash provided by financing activities of notes payable of $396,000, and $7,215,348, net of issuance costs, primarily from sales of shares of our common and Series B Convertible Preferred stock.

At December 31, 2012, the Company had $13,416 in cash resources to meet current obligations. Although there can be no assurance, management believes that the Company has sufficient resources to fund the Company’s operations through at least December 31, 2013.

Subsequent Events

Beam Acquisition

On February 26, 2013, the Company, entered into an equity exchange agreement (the “Exchange Agreement”) by and among the Company, Beam Acquisition LLC, a Nevada limited liability company and wholly-owned subsidiary of the Company (“Beam Acquisition”), Beam Charging LLC, a New York limited liability company (“Beam”), and Manhattan Charging LLC, a New York limited liability company (“Manhattan Charging”), Eric L’Esperance (“L’Esperance”), and Andrew Shapiro (“Shapiro” and together with Manhattan Charging, L’Esperance and the individual members of Manhattan Charging LLC, the “Beam Members”). The Company had previously entered into an agreement, dated December 31, 2012, (the “Initial Agreement”) with Beam Acquisition and Manhattan Charging, pursuant to which Beam Acquisition acquired all of the outstanding membership interests in Beam in exchange for 1,265,822 restricted shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 (the “Common Stock”). In the Exchange Agreement, the Company, through Beam Acquisition, further identified the specific terms under which it acquired all of the outstanding membership interests of Beam and Beam became a wholly owned subsidiary of Beam Acquisition (the “Equity Exchange”).

As part of the Equity Exchange, the Company made a payment of $500,000 to Manhattan Charging, of which an aggregate amount of $461,150 was issued in the form of promissory notes (the “Promissory Notes”). The Promissory Notes accrue interest at a rate of 6% per annum on the aggregate principal amount, payable on April 15, 2013 (the “Maturity Date”). As a security for the Promissory Notes, the Company entered into a security agreement granting the Beam Members a first priority security interest in all the assets of Beam (the “Security Agreement”) and a pledge and security agreement granting the Beam Members a first priority security interest in all of the equity interest in Beam (the “Pledge and Security Agreement”). In connection with the event of default under the Promissory Notes, the Company entered into an escrow agreement (the “Escrow Agreement”) by and among the Company, Beam Acquisition, Beam, the Beam Members, the Law Office of Samuel A. Tversky P.C. (“Tversky”), and the Bernstein Law Firm (“Bernstein” each of Tversky and Bernstein an “Escrow Agent”). Pursuant to the terms of the Escrow Agreement, each of the Beam Members delivered to Bernstein an executed cancellation letter in connection with the transactions contemplated by the Exchange Agreement (the “Cancellation Letters”); Beam Acquisition delivered to Tversky a fully executed assignment of all ownership interest in Beam (the “Assignment of Beam Membership Interest”); and the Company, Beam Acquisition, and Beam delivered to Tversky an executed confession of judgment, to be held in escrow pursuant to the terms of the Escrow Agreement.

In conjunction with the Equity Exchange, the Company entered into an Assignment of Promissory Note (the “Note Assignment”) with certain assignors (the “Assignors”), pursuant to which the Assignors sold to the Company two certain secured promissory notes (the “Notes”) totaling an aggregate principal amount of $130,000. In connection with the Note Assignment, the Company entered into an Amendment to Promissory Note (the “Note Amendment”). Pursuant to the Note Amendment, the Notes held by the Company accrue interest at a rate of 8% per annum on the aggregate principal amount, payable on February 26, 2016. The Notes are secured by a lien on and continuing security interest in all of the Beam assets as described in the Note Amendment.

Synapse Acquisition

On April 3, 2013 (the “Closing Date”), the Company, entered into an equity exchange agreement (the “Exchange Agreement”) by and among the Company, EV Pass, LLC, a New York limited liability company (“EV Pass”) and Synapse Sustainability Trust, Inc., a New York non-profit corporation (“Synapse”) pursuant to which the Company acquired from Synapse (i) all of the outstanding membership interests in EV Pass;  (ii) the right to operate, maintain and receive revenue from 68 charging stations located throughout Central New York State (“CNY”) in exchange for 671,141 shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 (the “Common Stock”); and (iii) title to the registered trademark “EV Pass” (the “Equity Exchange”).

As part of the Equity Exchange, the Company made a payment of $100,000 to Synapse, of which $25,000 was paid on the Closing Date and $75,000 was issued in the form of a promissory note (the “Promissory Note”). The Promissory Note does not bear interest and is payable in three installment payments of $25,000 on each subsequent three month anniversary of the Closing Date.

On the Closing Date, the parties also executed (i) a Revenue Sharing Agreement wherein the Company agreed to pay Synapse 3.6% of the net revenues earned from all current and future charging units installed at any of the 68 CNY locations and (ii) a Bleed-Out Agreement pursuant to which Synapse agreed to limit its total daily trading of the Common Stock to no more than 5% of the total daily trading volume of the Company’s shares.

Financing

On March 22, 2013, the Company completed a financing, under a private offering by entering into a Subscription Agreement (the “Subscription Agreement”) with certain investors (the “Investors”) for total gross proceeds to the Company of $2,495,000. Pursuant to the Subscription Agreement, the Company issued (i) an aggregate of 4,590,000 of our Common Stock (the “Financing Shares”) at a purchase price of $0.50 per share, and (ii) warrants (the “Warrants”) to purchase 4,590,000 shares of the Company’s Common Stock (the “Warrant Shares”) at an exercise price of $2.25 per share

Warrants

The Warrants are exercisable for an aggregate of 4,590,000 shares of the Company’s Common Stock. The Warrants are exercisable for a period of three years from the original issue date. The exercise price with respect to the Warrants is $2.25 per share. The exercise price for the Warrants is subject to adjustment upon certain events, such as merger, combinations, dividends, reclassifications or other corporate change and dilutive issuances.

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

c.  Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2012.

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

Recently Issued Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2012 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements that became effective during the year ended December 31, 2012 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

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
(A development stage company)

We have audited the accompanying consolidated balance sheets of Car Charging Group, Inc. and Subsidiaries, a development stage company, (the "Company") as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period from inception (September 3, 2009) to December 31, 2012. Car Charging Group, Inc and Subsidiaries' management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the period from inception (September 3, 2009) to December 31, 2009, were audited by other auditors and our opinion, in so far as it relates to cumulative amounts included for such prior periods, is based solely on the report of other such auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Car Charging Group, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period then ended, and for the period from inception (September 3, 2009) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2012, and had a net loss and net cashed used in operations for the period from September 3, 2009 (inception) through December 31, 2012. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Goldstein Schechter Koch P.A.
Goldstein Schechter Koch P.A.

April 16, 2013
Coral Gables, Florida

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2012	2011
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$13,416	$406,859
Deposits and advanced commissions	300,750	178,694
Prepaid expenses and other current assets	357,312	157,258
Total current assets	671,478	742,811

OTHER ASSETS:
EV Charging stations, net of accumulated depreciation of $363,918 and $129,554, respectively	960,234	544,898
Automobile, net of accumulated depreciation of $15,292 and $0, respectively	99,400	--
Office and computer equipment, net of accumulated depreciation of $26,604 and $14,810, respectively	36,717	35,857
Total fixed assets, net	1,096,351	580,755

DEPOSITS	42,265	--

OTHER ASSETS	232,727	--
TOTAL ASSETS	$2,042,821	$1,323,566

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable and accrued expenses	$547,874	$365,113
Accrued interest-related party	5	40
Convertible notes-related party, net of discount of $4,918 and $0, respectively	82	3,750
Convertible notes payable-net of discount of $168,567 and $0, respectively	122,433	--
Current portion of deferred revenue	19,996	--
Current portion of deferred rent	9,731	--
Current portion of notes payable	12,105	--
TOTAL CURRENT LIABILITIES	712,226	368,903

DEFERRED REVENUE	34,747	--

DEFERRED RENT	20,445	--

NOTE PAYABLE	44,836	--

TOTAL LIABILITIES	812,254	368,903

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, par value $.001 per share; 10,000,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	10,000	10,000
Series B Convertible Preferred stock, par value $0.001 per share; 1,000,000 and 0 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,000	-
Common stock, par value $.001 per share; 500,000,000 shares authorized; 42,434,705 and 37,384,414 shares issued and outstanding at December 31, 2012 and 2011, respectively	42,435	37,384
Additional paid-in capital	20,117,559	15,557,096
Deficit accumulated during the development stage	(18,940,427)	(13,650,817)
Stock subscriptions receivable	--	(999,000)
TOTAL STOCKHOLDERS' EQUITY	1,230,567	954,663

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,042,821	$1,323,566

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			For the
			Period from
			September 3,
	For the Year Ended		2009 (Inception)
	DECEMBER 31,	DECEMBER 31,	to December 31,
	2012	2011	2012

Revenue:
Service Fees	$16,743	$2,799	$19,542
Grant and rebate revenue	5,595	-	5,595
Sales	235,726	59,490	295,216
TOTAL REVENUE	258,064	62,289	320,353

Costs:
Cost of Services	5,036	1,217	6,253
Cost of Sales	194,056	60,830	254,886
TOTAL COSTS	199,092	62,047	261,139

GROSS PROFIT	58,972	242	59,214

Operating expenses:
Compensation	2,367,313	760,276	11,223,753
Other Operating expenses	547,353	430,573	1,278,676
General and administrative	2,321,197	2,898,198	6,053,605
TOTAL OPERATING EXPENSES	5,235,863	4,089,047	18,556,034

LOSS FROM OPERATIONS	(5,176,891)	(4,088,805)	(18,496,820)

Other income (expense):
Interest expense, net	(9,278)	(18,500)	(63,998)
Amortization of discount on convertible debt	(103,441)	(36,385)	(139,826)
Loss on exchange of warrants for stock	--	(485,000)	(485,000)
Gain on change in fair value of derivative liability	--	3,488,615	245,217
TOTAL OTHER INCOME (EXPENSE)	(112,719)	2,948,730	(443,607)

Loss before income taxes	(5,289,610)	(1,140,075)	(18,940,427)

Income tax provision	-	-	-

NET LOSS	$(5,289,610)	$(1,140,075)	$(18,940,427)

Net loss per common share - basic & diluted	$(0.13)	$(0.05)

Weighted average number of common shares outstanding - basic & diluted	40,332,688	23,898,637

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

								Deficit Accumulated		Total
	Preferred - A	Preferred -A	Preferred -B	Preferred -B	Common	Common	Additional Paid-in	during the Development	Stock Subscriptions	Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	(Deficit)

Balance at September 3, 2009 (Inception)	-	$-	-	-	$1,000,000	$50,000	$(50,000)	$-	$-	$-

Reverse acquisition adjustment	10,000,000	10,000			395,150	19,758	(70,515)			(40,757)

Sale of common (net of derivative liability of warrants $586,535)					61,333	3,067	295,398			298,465

Effect of 1:50 reverse split						(71,369)	71,369			-

Net loss								(6,801,183)

Balance at December 31, 2009	10,000,000	$10,000	-	-	$1,456,483	$1,456	$246,252	$(6,801,183)	$-	$(6,543,475)

Common stock issued for debt to founders					92,000	4,600				4,600

Common stock issued for services					21,167	1,058	432,441			433,499

Common stock issued for conversion of convertible notes (net of derivative liability for conversion feature of $552,872)					120,000	6,000	561,872			567,872

Sale of common stock with warrants attached (net of derivative liability on 3,833 warrants of $75,839)					3,834	191	(18,531)			(18,340)

Common stock issued for cash					103,333	5,167	1,385,380			1,390,547

Warrants issued for services							6,995,084			6,995,084

Effect of 1:50 reverse split						(16,675)	16,675			-

Net loss 2010								(5,709,559)		(5,709,559)

Balance at December 31, 2010	10,000,000	$10,000	-	-	$1,796,817	$1,797	$9,619,173	$(12,510,742)	$-	$(2,879,772)

Common stock issued for conversion of convertible notes and accrued interest					32,708,544	32,709	52,982			85,691

Common stock issued in exchange for extinguishment of warrants					565,000	565	484,435			485,000

Common stock issued for settlement of accounts payable					17,482	17	24,983			25,000

Common stock issued in connection with debt issuance					5,000	5	5,995			6,000

Common stock issued for services					458,238	458	701,042			701,500

Sales of common stock					1,833,333	1,833	3,497,166		(999,000)	2,499,999

Warrants issued for services							1,171,320			1,171,320

Net loss 2011								(1,140,075)		(1,140,075)

Balance at December 31, 2011	10,000,000	$10,000	-	-	$37,384,414	$37,384	$15,557,096	$(13,650,817)	$(999,000)	$954,663

Sale of common stock					2,075,000	2,075	481,228		999,000	1,482,303

Issuance of Preferred Shares			1,000,000	1,000			899,000			900,000

Common stock issued for conversion of convertible notes and accrued interest					1,529,036	1,529	2,294			3,823

Common stock issued for compensation and services					1,171,255	1,172	1,595,141			1,596,313

Common stock issued for director compensation					275,000	275	461,975			462,250

Warrants issued for compensation and services							843,899			843,899

Warrants issued with convertible debt							276,926			276,926

Net loss								(5,289,610)		(5, 289,610)

Balance at December 31, 2012	10,000,000	$10,000	1,000,000	$1,000	42,434,705	$42,435	$20,117,559	$(18,940,427)	$-	$1,230,567

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the
			Period from
			September 3, 2009
	For the Year Ended		(Inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,289,610)	$(1,140,075)	$(18,940,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	268,499	133,371	418,485
Amortization of discount on convertible notes payable	103,441	36,365	173,607
Loss on common stock issued in exchange for extinguishment of warrants	-	485,000	485,000
Gain on change in fair value of derivative liability	-	(3,488,615)	(245,217)
Warrants issued for compensation and services	843,899	-	843,899
Common stock and warrants issued for services and incentive fees	1,565,625	1,872,820	10,896,458
Changes in operating assets and liabilities:
Inventory	-	-	(72,768)
Advanced commissions	(128,500)	(92,250)	(300,750)
Deposits	(35,821)	(8,440)	(33,957)
Prepaid expenses and other current assets	92,403	(81,602)	(67,203)
Accounts payable and accrued expenses	182,834	285,681	572,910
Deferred rent	30,176	-	30,176
Deferred revenue	54,743	-	54,743
Accrued interest-related party	(35)	(2,748)	4,485
Net Cash Used in Operating Activities	(2,312,346)	(2,000,493)	(6,180,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office and computer equipment	(12,653)	(14,300)	(63,321)
Purchase of automobile	(50,000)	-	(50,000)
Purchase of electric charging stations, net	(649,700)	(452,215)	(1,257,005)
Purchase of other assets	(39,295)	-	(39,295)
Net Cash Used in Investing Activities	(751,648)	(466,515)	(1,409,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	296,000	-	396,000
Proceeds from sale of preferred stock	900,000	-	900,000
Sale of common stock, net of issuance costs	1,482,303	2,499,999	6,315,348
Payment of notes payable	(7,752)	-	(7,752)
Net Cash Provided by Financing Activities	2,670,551	2,499,999	7,603,596

NET INCREASE (DECREASE) IN CASH	(393,443)	32,991	13,416

CASH AT THE BEGINNING OF PERIOD	406,859	373,868	-
CASH AT END OF PERIOD	$13,416	$406,859	$13,416

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest expenses	$2,035	$-	$2,035
Income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt and accrued interest	$3,823	$6,000	$577,695
Beneficial conversion feature of notes payable and related warrants issued	$276,926	$-	$276,926
Inventory reclassified to electric car charging stations	$-	$-	$72,768
Issuance of warrants in consideration of equity investment	$273,697		$273,697
Debt and accrued interest converted to common stock	$-	$85,691	$100,691
Common stock issued for settlement of accounts payable	$-	$25,000	$25,000
Note payable for purchase of automobile	$64,693	$-	$64,693

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)

December 31, 2012 and 2011
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

LIQUIDITY

Historically, the Company has been dependent on debt and equity raised from individual investors to sustain its operations.  The Company’s product has not been placed in enough locations nor have a sufficient number of plug-in electric vehicles been sold that utilize public charging stations to generate significant revenue.  The Company has incurred losses and used cash for operating activities since inception.  As of December 31, 2012, the Company had an accumulated deficit of $18,940,427.   These conditions raise substantial doubt about its ability to continue as a going concern.  Management plans include seeking additional equity investments, sale of energy tax credits, and institution of a cost reduction plan.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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

EV CHARGING STATIONS

EV Charging Stations represents the depreciable cost of charging devices that have been installed on the premises of participating owner/operator properties.  They are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three years. Upon sale, replacement or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statements of Operations.  All purchases of EV charging stations from inception to December 31, 2012 have been from a single vendor.  The Company believes that there are other vendors in the marketplace that could supply the Company with comparable EV charging stations at comparable prices and terms.  The Company held approximately $218,000 and $185,000 in EV charging stations that were not placed in service as of December 31, 2012 and December 31, 2011, respectively. The Company will begin depreciating this equipment when installation is substantially complete. Depreciation expense for the years ended December 31, 2012 and 2011 was $234,364 and $123,934, respectively.

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

OFFICE AND COMPUTER EQUIPMENT

Office and computer equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in Consolidated Statements of Operations. Depreciation for the years ended December 31, 2012 and 2011 was $11,794 and $9,437, respectively.

AUTOMOBILES

Automobiles are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of automobiles, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Condensed Consolidated Statements of Operations.  The Company’s electrically-charged enabled automobile was placed in service in May 2012.  Depreciation for the years ended December 31, 2012 and 2011 was $15,292 and $0, respectively.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2012 or December 31, 2011.

DISCOUNT ON DEBT

The Company allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision have been recorded at their fair value within the terms of paragraph 815-15-25-1 of the FASB Accounting Standards Codification as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Consolidated Statements of Operations for the year ended December 31, 2011.  The conversion feature associated with the convertible debt outstanding as of December 31, 2012 does not contain a reset provision and is amortized over the term of the convertible debt.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, deposits and advanced commissions, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2012 and 2011.

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

Governmental grants and rebates pertaining to revenues and expenses are recognized as income when the related revenue and/or expense are recorded.  Government grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives.  The Company received a grant and a rebate totaling $59,988 to defray the cost of equipment and installation of 13 charging stations during 2012 from two governmental entities. The rebate and grant are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. As a result the Company amortized $5,595 into revenue during the year ended December 31, 2012.

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

ADVERTISING

The Company expenses non-direct advertising as incurred.  Total advertising expense for the years ending December 31, 2012 and 2011was $143 and $4,965, respectively.

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

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the year ended December 31, 2012 and 2011, as they were anti-dilutive.

	2012	2011

Convertible notes	55,899	1,500,000

Preferred stock issued	25,000,000	25,000,000

Warrants	10,354,738	10,918,169

Options	36,885	-
Total Potential Dilutive Shares	35,447,522	37,418,169

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2012 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements that became effective during the year ended December 31, 2012 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

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

3.         PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at:

	December 31, 2012	December 31, 2011
Prepaid consulting fees	$181,849	$147,648
Prepaid compensation	311,090	-
Receivable from Target	34,475	-
Sundry prepaid expenses and other current assets	43,695	9,610
Subtotal	571,109	157,258
Less: non current portion	(213,797)	( -)
Prepaid and other current assets	$357,312	$157,258

On October 22, 2012, the Company entered into a one year agreement with a firm to provide consulting services which included business development and capital raising functions.  As consideration for such services, the firm received 150,000 shares of the Company’s common stock valued at $225,000 on the date of issuance.  As of December 31, 2012, the prepaid portion of those services was $181,849.

On December 6, 2012, the Company retained an individual to serve as chairman of the Company’s Board of Directors for three years.  As part of the chairman’s compensation, the Company issued to him 200,000 shares of the Company’s common stock valued at $316,000.  As of December 31, 2012, the prepaid portion of the compensation was $311,090.

As part of its due diligence of a target acquisition company (“Target”), the Company requested that the Target retain the services of its independent registered accounting firm (“Auditor”) to perform an audit of the Target. The Company guaranteed the audit fee of the audit to the Auditor up to a maximum of $75,000.  As of December 31, 2012, we had recorded a receivable from the Target of $34,475 and a corresponding payable to the Auditor in conjunction with the audit.

4.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	December 31 ,2012	December 31, 2011
Accounts payable	$370,675	$294,083
Accrued wages	97,961	71,030
Accrued fees	72,038	-
Accrued interest expense	7,200	-
Total	$547,874	$365,113

5.        CONVERTIBLE NOTES PAYABLE

Convertible notes payable issued prior to February 29, 2012 bear interest of 6% annually which were payable upon maturity on September 25, 2011. The notes have a conversion price of $.0025.

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

Subsequent to this transaction, there were no outstanding convertible notes related to the notes above.

On September 14, 2012, the Company issued an unsecured $65,000 convertible note payable to a warrant holder which bears interest at 12% per anum and is due with accrued interest on March 14, 2013.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 65,000 shares of the Company’s common stock at a $1.00 per share until September 14, 2014.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $30,934 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of nearly 131% based on historical volatility, (2) a discount rate of 0.18%, (3) expected life of 1 year and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $32,884 resulting in an aggregate debt discount of $63,818 on September 14, 2012. As of December 31, 2012 the related unamortized debt discount was $18,523.

On October 10, 2012, the Company issued a convertible note in the amount of $100,000, to an investor, secured by all the assets of the Company, due April 10, 2013 with interest at 12% per anum.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.   The noteholder is entitled to be repaid $25,000 for every $1,000,000 raised in equity by the Company which the Company has not met.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 100,000 shares of the Company’s common stock at a $1.00 per share until October 10, 2015.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $54,464 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 182% based on historical volatility, (2) a discount rate of 0.23%, (3) expected life of 1.5 years and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $45,536 resulting in an aggregate debt discount of $100,000 on October 10, 2012. As of December 31, 2012 the related unamortized debt discount was $54,945.

On October 12, 2012, the Company issued a convertible note in the amount of $50,000, secured by all the assets of the Company, due April 12, 2013 with interest at 12% per anum.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  The noteholder is entitled to be repaid $25,000 for every $1,000,000 raised in equity by the Company which the Company has not met.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 50,000 shares of the Company’s common stock at a $1.00 per share until October 12, 2015.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $27,938 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 181% based on historical volatility, (2) a discount rate of 0.23%, (3) expected life of 1.5 years and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $22,062 resulting in an aggregate debt discount of $50,000 on October 12, 2012. As of December 31, 2012, the related unamortized debt discount was $28,022.

The noteholders pertaining to the October 10, 2012 and October 12, 2012 transactions have mutually agreed to enjoy equal rights as secured lenders under each of their respective notes and that neither shall have priority over the other.

On December 3, 2012, the Company issued an unsecured $20,000 convertible note payable to a warrant holder which bears interest at 12% per anum and is due with accrued interest on June 3, 2013.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 20,000 shares of the Company’s common stock at a $1.00 per share until December 3, 2014.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $10,049 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of nearly 124% based on historical volatility, (2) a discount rate of 0.18%, (3) expected life of 1 year and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $9,951 resulting in an aggregate debt discount of $20,000 on December 3, 2012. As of December 31, 2012, the related unamortized debt discount was $16,923.

On December 12, 2012, the Company issued an unsecured $56,000 convertible note payable to a warrant holder which bears interest at 12% per anum and is due with accrued interest on June 12, 2013.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 56,000 shares of the Company’s common stock at a $1.00 per share until December 12, 2014.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $26,925 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of nearly 109% based on historical volatility, (2) a discount rate of 0.14%, (3) expected life of 1 year and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $29,075 resulting in an aggregate debt discount of $56,000 on December 12, 2012. As of December 31, 2012, the related unamortized debt discount was $50,154.

On December 28, 2012, the Company issued an unsecured $5,000 convertible note payable to the Chief Executive Officer which bears interest at 12% per anum and is due with accrued interest on June 28, 2013.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, the Company issued a warrant, to the Chief Executive Officer to purchase 5,000 shares of the Company’s common stock at a $1.00 per share until December 28, 2014.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $2,160 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of nearly 107% based on historical volatility, (2) a discount rate of 0.15%, (3) expected life of 1 year and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $2,840 resulting in an aggregate debt discount of $5,000 on December 28, 2012. As of December 31, 2012, the related unamortized debt discount was $4,918.

Amortization expense for the year ended December 31, 2012 was $103,442 and $36,385, respectively, related to convertible notes payable.

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

In March, 2011, agreements between the Company and the remaining note holders to fix the conversion rate stated in the convertible notes effectively removed the embedded derivative from the convertible notes.   Accordingly, as future conversions were no longer subject to reset, the derivative liability related to the notes was adjusted to $0 and the Company recognized a gain on the change in value of the derivative liability of $2,701,894 upon execution

None of the convertible notes issued during 2012 gave rise to derivative liabilities.

 NOTE PAYABLE

In connection with the purchase of an electrically charged enabled automobile by the Company in the first quarter, the Company entered into a financing agreement. The five-year note, secured by the related asset, bears interest at 4.75% and requires minimum monthly payments, inclusive of interest, of $1,216 commencing in May 2012. Future minimum monthly note payments, exclusive of interest, by year as of December 31, 2012 are as follows:

Year	Amount
2013	$12,105
2014	12,703
2015	13,330
2016	13,988
2017	4,815
Total	$56,941

Total interest expense for the years ended December 31, 2012 and 2011 was $9,278 and $18,500, respectively.

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

In connection with a private offering initiated on October 24, 2012, the Company issued 525,000 shares of its common stock and issued warrants to purchase 525,000 shares of its common stock at price of $2.25 per share to two accredited investors during the period of October 24, 2012 through November 14, 2012.  The warrants expire three years from the date of issuance.  The amount allocated to the warrants based on the relative fair value of the warrants issued was estimated at approximately $308,000.

Compensation warrants and options

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

On January 16, 2012, the Company, in connection with the hire of a Chief Operating Officer, issued 1,000,000 warrants, at an exercise price of $1.75 per warrant that vest over a three year period, subject to continued employment. The warrants expire as follows: 300,000 on January 16, 2016, 300,000 warrants expire on January 16, 2017 and 400,000 warrants expire on January 16, 2018.  The Chief Operating Officer resigned his position from the Company on October 3, 2012.

On March 19, 2012, the Company, in connection with the hire of an employee, issued 15,000 warrants, at an exercise price of $1.75 per warrant that vest over a three year period, subject to continued employment. The warrants expire as follows: 5,000 on March 19, 2016, 5,000 warrants expire on March 19, 2017 and 5,000 warrants expire on March 19, 2018.

On August 21, 2012, the Company issued 250,000 warrants at an exercise price of $1.00 per share of the Company’s common stock for the successful procurement of a $2,500,000 equity investment in the Company. The warrants expire on June 28, 2017.

On November 30, 2012, the Board of Directors the Company, as well as a majority of the Company’s shareholders, approved the Company’s 2012 Omnibus Incentive Plan (the “Plan”), which enables the Company to  grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company.  On December 28, 2012, we issued options to 13 employees and three consultants to purchase 4,500,000 shares of our common stock at an average price of $1.49 per share.  All options vest ratably over three years and expire on December 27, 2017.

On December 7, 2012, the Company issued 100,000 warrants at an exercise price of $1.59 per share of the Company’s common stock for service rendered to a company owned by the Chief Executive Officer. The warrants expire on December 7, 2015.

On December 14, 2013, the Company issued 10,000 warrants at an exercise price of $1.00 per share of the of the Company’s common stock to the Company’s newly appointed Chairman of the Board of Directors as part of his compensation package.  The warrants vest ratably over two years from date of issuance and expire on December 13, 2015.  In conjunction with this issuance, the Company issued 1,800 warrants to a firm which introduced the Chairman of the Board of Directors to the Company.  The terms of the issuance to the firm were identical to the terms of the issuance to the Chairman of the Board of Directors.

The fair value of warrants and options pertaining to compensation on the date of the grant issued for the year ended December 31, 2012, was estimated at approximately $8,760,000, which will be recognized over the respective service periods. The fair value of the warrants on the grant date was estimated using a Black-Scholes valuation model and the following assumptions:

	Strike Price	Historical Volatility	Discount Rate	Expected Life (Years)	Dividend Yield
Compensation warrants	$1.00 - $1.75	258% - 488%	0.21% - 2.11%	2.79 – 3.00	0%
Compensation options	$1.46 - $1.61	264%	0.42%	3.47	0%

The fair value of the warrants was determined based on the closing price of the Company’s common stock on the date of grant. The Company recognized compensation cost related to the vesting of these options and warrants of $570,201 and $1,171,320 for the years ended December 31, 2012 and 2011, respectively.

The fair value of all warrant issuances was computed using the Black-Scholes Model, incorporating transaction details such as stock price, contractual terms, maturity and risk free rates, as well as assumptions about future financing, volatility and holder behavior.

The following table summarizes outstanding warrants by Expiration Date at December 31, 2012:

	Exercise		Expiration
Quantity	Price		Date

5,000	$15.00		April 1, 2013
50,000	$3000		April 1, 2013
2,200,000	$3.00		April 27, 2013
500,000	$5.00		August 10, 2013
500,000	$7.50		August 10, 2013
500,000	$10.00		August 10, 2013
4,652,165	$3.00		August 25, 2013
10,000	$51.50		August 25, 2013
1,277,170	$1.66	*	July 13, 2014
65,000	$1.00		September 14, 2014
250,000	$1.50		November 15, 2014
20,000	$1.00		December 2, 2014
56,000	$1.00		December 11, 2014
5,000	$1.00		December 28, 2014
3,834	$30.00		May 5, 2015
100,000	$1.00		October 10, 2015
50,000	$1.00		October 12, 2015
500,000	$2.25		October 25, 2015
25,000	$2.25		November 14, 2015
100,000	$1.64		December 13, 2015
50,000	$20.00		January 11, 2016
5,000	$1.75		March 19, 2016
5,000	$1.75		March 19, 2017
250,000	$1.00		June 28, 2017
11,800	$1.00		December 13, 2017
5,000	$1.75		March 19, 2018
100,000	$1.00		September 22, 2018
11,295,968	Total

*Price may be lower if market closes at lower price on exercise date.

	Warrants Outstanding
Range of Exercise Price	Number Outstanding December 31 ,2012	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price

$1.00-$51.50	11,295,968	2.14	$3.50

	Warrants Exercisable
Range of Exercise Price	Number Outstanding December 31, 2012	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price

$1.00-$51.50	11,019,168	1.66	$3.56

7.        STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 40,000,000 shares of preferred stock.

PREFERRED STOCK

Series A Convertible Preferred Stock
In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company issued 10,000,000 shares of Series A Convertible Preferred Stock with a par value of $0.001.

The Series A has five (5) times the number of votes on all matters to which common shareholders are entitled, bears no dividends, has a liquidation value eight times that sum available for distribution to common stock holders and is convertible at the option of the holder after the date of issuance at a rate of 2.5 shares of common stock for every preferred share issued.

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

During June 2010, the Company issued 40,000 shares of common stock at $0.125 each, in exchange for $5,000 of convertible notes payable

During July 2010 the Company issued 80,000 shares of common stock at $0.125 each, in exchange for $10,000 of convertible notes payable.   See the derivative analysis of this transaction in Note 4 above for a complete description of this transaction.

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

On August 15, 2012, the Company entered into a consulting agreement for business development services for a monthly fee of $15,000 in cash and $5,000 in common stock of the Company. For the year ended December 31, 2012, the Company issued 16,270 shares of its common stock at an average value of $1.38 per share in connection with this consulting agreement.  The agreement is for a term of one year and will automatically renew for an additional year unless written notification is provided by either party at least 60 days prior to the expiration of the initial term. Thereafter, the parties may renew the agreement on mutually agreeable terms.

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

On October 22, 2012, we entered into a one year consulting agreement for investment advisory and business development services with a firm and issued 150,000 shares of our common stock at a $1.50 per share as a fee for such services.  Additionally, we retained the firm to introduce us to a chairman-quality board of directors candidate and upon hiring of such candidate on December 14, 2012 issued the firm 47,392 shares of our common stock at $1.58 per share and issued a warrant to purchase 1,800 shares of our common stock at a $1.00 per share.  The warrant vests in full on December 14, 2014 and expires on December 14, 2017.

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

On October 25, 2012 in conjunction with this offering, we received $500,000 and issued 500,000 shares of our common stock and a warrant to purchase 500,000 shares of our common stock at $2.25 per share which expires on October 25, 2015.  In conjunction with this transaction we issued 50,000 shares of our common stock on December 14, 2012 at a $1.58 per share to a consultant as an investment advisory fee

On November 14, 2012 in conjunction with this offering, we received $25,000 and issued 25,000 shares of our common stock and a warrant to purchase 25,000 shares of our common stock at $2.25 per share which expires on November 14, 2015.

On December 14, 2012 we entered into an employment agreement with an individual to serve as the Chairman of our Board of Directors for a period of three years.  As part of his compensation, we issued 200,000 shares of our common stock at a $1.58 per share and issued a warrant to purchase 10,000 shares of our common stock at a price of a $1.00 per share.  The warrant vests in full as of December 14, 2014 and expires on December 14, 2017.

On December 19, 2012, entered into social media marketing agreement with a firm for a six month period.  In conjunction with this agreement, we issued 3,226 shares of our common stock at $1.55 per share as a fee for the month of December 2012.

On December 31, 2012, we issued 50,000 shares of our common stock each to two employees for compensation under the Plan at a price of $1.60 per share.

In accordance with a consulting agreement which we entered into on December 10, 2012 with a firm, we issued 31,199 shares of our common stock to the firm for consulting services at an average price of $1.36 per share for services rendered during the calendar quarter ended December 31, 2012.

Compensation expense related to common stock and warrants issued for the years ended December 31, 2012 and 2011 were $2,409,524 and $1,872,820 respectively.

8.        INCOME TAXES

Deferred tax assets

Income Taxes

No provision has been recorded for the years ended December 31, 2012 and 2011 since the company had net losses and the increase in the deferred tax asset was offset by the valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred income taxes are as follows:

Deferred Tax Asset (Liability):

	2012	2011

Net tax loss carry forwards	$2,358,000	$1,160,000
Stock based compensation	1,549,000	1,630,000
Amortization of debt discount	21,000
Depreciation	(98,000)	(40,000)
Tax credit carry forward	255,000	36,000
	4,085,000	2,786,000
Valuation allowance	(4,085,000)	(2,786,000)
Non current deferred income tax assets	$0	$0

At December 31, 2012 and 2011, the Company had a net operating loss carry forwards for both federal and state purposes of approximately $11.8 million and $6.6 million, respectively, which may be offset against future taxable income through 2032.

The Company has determined that a valuation for the entire income tax provision is required. A valuation allowance is required if, based on the weight of evidence, it is more likely than not that some or the entire portion of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary to reduce the deferred tax asset to zero, the amount that will more likely not be realized. The change in the valuation allowance for the current year is $1,299,000.

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Years Ended December 31, 2012 and 2011

Federal statutory income tax rate	15.0%
State taxes net of federal benefit	5.0%
20.0%
Change in valuation allowance on deferred tax asset	(20.0)%
Effective income tax rate	0.0%

9.        RELATED PARTY

The Company paid consulting fees to a company that is owned by its Chief Executive Officer amounting to $0 and $100,000 for the years ended December 31, 2012 and 2011, respectively. These fees were paid pursuant to the terms of a two-year support services contract that was in place prior to the CEO’s employment. Additionally, the Company paid commissions totaling $77,500 during the year ended December 31, 2012 to this company for business development related to installations of EV charging stations by the Company in accordance with the support services contract. No commissions were paid to this Company during 2011.

The Company incurred accounting and tax service fees totaling $68,913 for the year ended December 31, 2012 provided by a company that is partially owned by the Company’s Chief Financial Officer.

On March 29, 2012, the Company entered into a patent license agreement with a stockholder of the Company and a related party under common ownership. Under terms of the agreement, the Company has agreed to pay royalties to the licensors equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or use of the licensed products and licensed processes. As of December 31, 2012, the Company has not paid any royalty fees related to this agreement.

10.        COMMITMENTS AND CONTINGENCIES

The Company has entered into several contracts that obligate it to office space lease payments, equipment acquisition and other matters. The following is a summary of these commitments:

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

On May 4, 2012, the Company entered into a 39 month lease for 4,244 square feet of office space in Miami Beach, Florida commencing as of March 1, 2012. The lease requires a security deposit of $33,952 and initial annual minimum rental payment of $135,808 with annual increase of approximately 3% over the life of the lease and a rent holiday for the first three months of the lease. The lease contains one-three year option to renew based upon notice as defined by the lease at prevailing rates at such time. The deferred rent on the Consolidated Balance Sheet at December 31, 2012 represents the excess of the minimum monthly straight line payments over the life of the lease over the actual lease payments made as of December 31, 2012.

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

Total rent expense for the year ended December 31, 2012 and 2011 was $82,584, as a result of the aforementioned reversal of the accrued rent liability and $143,461, respectively.

Future minimum monthly rental commitments as of December 31, 2012 relating to the Miami Beach and San Jose leases are as follows:

Year	Amount
2013	$178,466
2014	183,542
2015	72,107
Total	$434,115

b.
Pursuant to the terms of the amendment of March 30, 2012 master agreement, the Company has committed to purchase 500 charging stations over the year, at prices ranging from $2,500 to $2,700 per unit. If the Company fails to take delivery of the total specified number units, it will be responsible for reimbursement of certain price discounts on units previously received. As of December 31, 2012, the Company has purchased 90 units under this master agreement. In the opinion of the Company’s management, the vendor has not performed in accordance with the terms of the master agreement. As of December 31, 2012, the ultimate resolution of this matter is unknown.

c.
In March and April 2012, a former officer and director of the Company filed declaratory actions against the Company relating to compensatory matters, certain warrant exercise rights and the termination of his employment.  The parties are currently in negotiations to resolve the matters, however, the outcome of the negotiations can not be determined at this time.

d.
In October 2012, a former officer and director of the Company resigned his position from the Company and filed a claim with the California Labor Board (“Labor Board”) relating to certain compensatory matters.  As of December 31, 2012, the matter was being heard before the Labor Board however no decision had been rendered.  The parties are currently in negotiations, however, the outcome of the negotiations can not be determined at this time.

11.        SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date these financial statements were issued.

Equity Matters

During the period of January 23, 2013 through March 25, 2013, we received $2,320,500, net of issuance costs, from 14 accredited investors and issued to them 4,990,000 shares of our common stock and a warrant to purchase 4,990,000 shares of our common stock at $2.25 per share which expires two years from the date of issuance of the shares of our common stock. The shares and related warrants are being offered in reliance on the exemption under Section 4(2) of the Securities Act of 1934, Rule 506 of Regulation D as amended (the “Securities Act”). These shares of the Company’s common stock qualified for exemption under Section 4(2) since the issuance shares by the Company did not involve a public offering. In addition, the recipients had the necessary intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

On January 11, 2013, the Board of Directors of the Company approved the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the Plan may be Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be Non-Qualified Stock Options. The Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of Common Stock for which stock options or awards may be granted pursuant to the Plan is 5,000,000, adjusted as provided in Section 11 of the Plan. The Plan expires on December 1, 2015. The Plan was approved by a majority of the Company’s shareholders on February 13, 2013.

In conjunction with an advisory services agreement entered into on September 13, 2012, the Company issued 137,499 shares of its common stock under 2013 Plan to a consultant on January 1, 2013 at a value of $1.35 per share covering the service period of January 1, 2013 through March 31, 2013.

In conjunction with an advisory services agreement entered into on September 10, 2012, the Company issued 112,500 shares of its common stock under 2013 Plan to a consultant on January 1, 2013 at a value of $1.23 per share covering the service period of January 1, 2013 through March 31, 2013.

On January 11, 2013, the Board of Directors of the Company appointed an individual as a member of the Board of Directors of the Company.  In conjunction with the appointment, and as part of his director agreement he received 50,000 shares of the Company’s common stock at a value of $1.49 per share.  Additionally, he received warrants to purchase 12,000 shares of the Company’s common stock at $1.50 per share which vest ratably through January 11, 2015 and expire on January 11, 2018.  The shares of stock and warrants issued were under the 2013 Plan.

On March 8, 2013, the Company entered into an agreement with a firm to provide investor relations services for a term of six months, with termination at an earlier date by written notice by either party.  In accordance with terms of the agreement, the Company issued to the firm 150,000 shares of its common stock at a value of $1.28 per share under the 2013 Plan and may issue an additional 150,000 shares of its common stock on the six month anniversary date of the agreement pending adequate and completed the services specified in the agreement.

On January 4, 2013, the Company entered into a one year agreement with a firm to assist the Company with business development matters.  As part of its consideration, the Company issued 250,000 shares of its common stock to the firm at a value of $1.49 per share.

On February 5, 2013, the Company entered into an agreement with a firm to develop a mobile application by users of electric vehicle car charging stations.  As part of the firm’s consideration for this project, the Company issued 113,636 shares of its common stock at a value of $1.32 per share for the development of the deliverables.

In conjunction with a consulting agreement for business development services entered into on August 15, 2012, we issued 10,696 shares of the Company’s common stock at an average price of $1.40 per share during the calendar quarter ended March 31, 2013.  Additionally, on February 1, 2013, the Company issued the consultant 60,933 shares of the Company’s common stock at a price of $1.40 per share as payment for services rendered as of December 31, 2012.

On December 3, 2012, the Company entered into a business and financing advisory services agreement with a consultant whereby as part of the consideration paid to the consultant, the Company would pay a monthly fee of $10,000 in shares of the Company’s common stock for such services.  During the calendar quarter ended March 31, 2013, the Company issued to the consultant 21,393 shares of its common stock at an average price of $1.40 in accordance with the terms of the agreement.

In accordance with a consulting agreement which the Company entered into on December 10, 2012 with a firm, the Company issued 11,384 shares of its common stock to the firm for consulting services at an average price of $1.49 per share for services rendered during the calendar quarter ended March 31, 2013.

In conjunction with a social media marketing agreement entered into on December 19, 2012 with a firm for a six month period, the Company issued 10,796 shares of its common stock at an average price of $1.39 per share as a fee for the calendar quarter ended March 31, 2013.

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

Acquisitions

In conjunction with the Company’s guarantee of the audit fee of the Target, the Target issued a note to the Company, on January 3, 2013 in the amount of $75,000 collateralized by a first lien on all the assets of the Target.

 Beam Acquisition

On February 26, 2013, Car Charging Group, Inc. (the “Company”), entered into an equity exchange agreement (the “Exchange Agreement”) by and among the Company, Beam Acquisition LLC, a Nevada limited liability company and wholly-owned subsidiary of the Company (“Beam Acquisition”), Beam Charging LLC, a New York limited liability company (“Beam”), and Manhattan Charging LLC, a New York limited liability company (“Manhattan Charging”), Eric L’Esperance (“L’Esperance”), and Andrew Shapiro (“Shapiro” and together with Manhattan Charging, L’Esperance and the individual members of Manhattan Charging LLC, the “Beam Members”). The Company had previously entered into an agreement, dated December 31, 2012, (the “Initial Agreement”) with Beam Acquisition and Manhattan Charging, pursuant to which Beam Acquisition acquired all of the outstanding membership interests in Beam in exchange for 1,265,822 restricted shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 (the “Common Stock”). In the Exchange Agreement, the Company, through Beam Acquisition, further identified the specific terms under which it acquired all of the outstanding membership interests of Beam and Beam became a wholly owned subsidiary of Beam Acquisition (the “Equity Exchange”).

As part of the Equity Exchange, the Company made a payment of $500,000 to Manhattan Charging, of which an aggregate amount of $461,150 was issued in the form of promissory notes(the “Promissory Notes”). The Promissory Notes accrue interest at a rate of 6% per annum on the aggregate principal amount, payable and was paid on April 15, 2013 (the “Maturity Date”). As a security for the Promissory Notes, the Company entered into a security agreement granting the Beam Members a first priority security interest in all the assets of Beam (the “Security Agreement”) and a pledge and security agreement granting the Beam Members a first priority security interest in all of the equity interest in Beam (the “Pledge and Security Agreement”). In connection with the event of default under the Promissory Notes, the Company entered into an escrow agreement (the “Escrow Agreement”) by and among the Company, Beam Acquisition, Beam, the Beam Members, the Law Office of Samuel A. Tversky P.C. (“Tversky”), and the Bernstein Law Firm (“Bernstein” each of Tversky and Bernstein an “Escrow Agent”). Pursuant to the terms of the Escrow Agreement, each of the Beam Members delivered to Bernstein an executed cancellation letter in connection with the transactions contemplated by the Exchange Agreement (the “Cancellation Letters”); Beam Acquisition delivered to Tversky a fully executed assignment of all ownership interest in Beam (the “Assignment of Beam Membership Interest”); and the Company, Beam Acquisition, and Beam delivered to Tversky an executed confession of judgment, to be held in escrow pursuant to the terms of the Escrow Agreement.

In conjunction with the Equity Exchange, the Company entered into an Assignment of Promissory Note (the “Note Assignment”) with certain assignors (the “Assignors”), pursuant to which the Assignors sold to the Company two certain secured promissory notes (the “Notes”) totaling an aggregate principal amount of $130,000. In connection with the Note Assignment, the Company entered into an Amendment to Promissory Note (the “Note Amendment”). Pursuant to the Note Amendment, the Notes held by the Company accrue interest at a rate of 8% per annum on the aggregate principal amount, payable on February 26, 2016. The Notes are secured by a lien on and continuing security interest in all of the Beam assets as described in the Note Amendment.

Synapse Acquisition

On April 3, 2013 (the “Closing Date”), the Company, entered into an equity exchange agreement (the “Exchange Agreement”) by and among the Company, EV Pass, LLC, a New York limited liability company (“EV Pass”) and Synapse Sustainability Trust, Inc., a New York non-profit corporation (“Synapse”) pursuant to which the Company acquired from Synapse (i) all of the outstanding membership interests in EV Pass;  (ii) the right to operate, maintain and receive revenue from 68 charging stations located throughout Central New York State (“CNY”) in exchange for 671,141  shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 (the “Common Stock”); and (iii) title to the registered trademark “EV Pass” (the “Equity Exchange”).

As part of the Equity Exchange, the Company made a payment of $100,000 to Synapse, of which $25,000 was paid on the Closing Date and $75,000 was issued in the form of a promissory note (the “Promissory Note”). The Promissory Note does not bear interest and is payable in three installment payments of $25,000 on each subsequent three month anniversary of the Closing Date.

On the Closing Date, the parties also executed (i) a Revenue Sharing Agreement wherein the Company agreed to pay Synapse 3.6% of the net revenues earned from all current and future charging units installed at any of the 68 CNY locations and (ii) a Bleed-Out Agreement pursuant to which Synapse agreed to limit its total daily trading of the Common Stock to no more than 5% of the total daily trading volume of the Company’s shares.

Notes Payable

On January 31, 2013, the Company repaid the note payable and accrued interest thereon to the Chief Executive Officer of the Company in the amount of $5,056.

On March 5, 2013, the Company repaid the three notes payables and accrued interest thereon to the unsecured warrant holder in the amount of $146,762.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2012 and that a material weakness in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2012:

(1) Lack of an independent audit committee or audit committee financial expert; our board of directors serves as the audit committee. These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Principal Positions With Us
Bill Richardson	65	Chairman of Board of Directors
Andy Kinard	48	President, Director
Michael D. Farkas	41	Chief Executive Officer, Director
Jack Zwick	77	Chief Financial Officer, Director
William Fields*	63	Director
Eckardt Beck**	69	Director

*William Fields was appointed to the Board as of January 11, 2013.
** Eckardt Beck was appointed to the Board as of April 3, 2013.

Set forth below is a brief description of the background and business experience of our directors and executive officers for the past five years.

Bill Richardson, Chairman of the Board of Directors

Governor Richardson has served as Chairman of our Board of Directors since December 14, 2012.  Governor Richardson currently serves as Senior Fellow for Latin America at Rice University’s James A. Baker III Institute for Public Policy, and participates on several non-profit and for-profit boards including Abengoa’s International Advisory Board, the fifth largest biofuels producer in the United States, WRI World Resources Institute, and the National Council for Science and the Environment. From January 2003 through January 2011, he was the Governor of New Mexico. Prior to his governorship, Governor Richardson was the U.S. Secretary of Energy (1998-2001), U.S. Ambassador to the United Nations (1997-1998) and a member of the U.S House of Representatives for New Mexico (1983-1997). Governor Richardson has a BA from Tufts University and an MA from Tufts University Fletcher School of Law and Diplomacy.

Based on his experience in the energy sector, work experience and education, the Company has deemed Governor Richardson fit to serve on the Board.

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

Jack Zwick, Chief Financial Officer, Director

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

William Fields, Director

Mr. Fields has served as a director since January 11, 2013.  Mr. Fields is Chairman of Intersource Co. Ltd., Chairman of Four Corners International, and General Partner of Origentics. Previously, Mr. Fields served as Chairman and Chief Executive Officer of Factory 2-U Stores, Inc. from 2002 to 2003, President and Chief Executive Officer of Hudson’s Bay Company from 1997 to 1999 and as Chairman and Chief Executive Officer of Blockbuster Entertainment Group, a division of Viacom, Inc., from 1996 to 1997. Mr. Fields has also held numerous positions with Wal-Mart Stores, Inc., which he joined in 1971. He left Wal-Mart in March 1996 as President and Chief Executive Officer of Wal-Mart Stores Division, and Executive Vice President of Wal-Mart Stores, Inc. Mr. Fields has also served as a director of the following companies during the past five years: Lexmark International as Director since 1996, Biosara Corporation, as Chairman, since 2009, Graphic Packaging Corporation from 2005 to 2008, Sharper Image Corporation from 2006 to 2008, and VitaminSpice LLC from 2009 to 2010.  Mr. Fields received his bachelor’s degree in Economics and Business from the University of Arkansas.

Based on Mr. Fields experience, qualifications, skills, significant executive management experience gained as a chief executive officer of four companies, financial expertise acquired as a chief executive officer; and significant experience gained as a director of multiple publicly-held companies the Company has deemed Mr. Fields fit to serve as a Director on the Board.

Eckardt Beck, Director

Mr. Beck has served as a director since April 3, 2013.  Mr. Beck currently serves on the Executive Committee of 3GI Terminals, LLC, an intermodal infrastructure company committed to advancing global opportunities for importing and exporting goods.  For the period of 2002 – 2012, Mr. Beck served as managing partner of Synapse Partners, LLC, a company founded by Mr. Beck.  Synapse Partners LLC includes two operating businesses: Synapse Sevices LLC, and Synpase Risk Management LLC. Synapse a wholesale excess line brokerage firm doing business in 43 states.  In 2003, Mr. Beck founded the Synapse Sustainability Trust, of which he is currently its Executive Director, a community based not-for-profit community based organization whose stated mission includes the lessening of burdens on government/education institutions, foster public awareness and participation in sustainable environmental initiatives and to provide technical assistance to local government, educational, and community stakeholders.  Mr. Beck holds a bachelor’s degree in Business and Industrial Communications from Emerson College and a master’s degree in Public Administration from New York University.

Based on Mr. Beck’s experience, qualifications, skills and managerial experience gained as an executive of diverse businesses in various sectors of the economy, the Company has deemed Mr. Beck fit to serve as a Director on the Board.

Family Relationships

There are no relationships between any of the officers or directors of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
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

●
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
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

●
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

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  Mr. Fields serves as a financial expert serving on our Board of Directors.

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

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2011, and 2012 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Andy Kinard, President	2011	$67,089	$4,000	$0	$0	$0	$0	$0	$71,089
	2012	$80,740	$0	$0	$431,846	$0	$0	0	$512,586

Michael D. Farkas, Chief	2011	$155,127	$25,000	$0		$0	$0	$0	$180,127
Executive Officer	2012	$335,190	$30,000	$0	$1,078,847	$0	$0	$24,800	$1,468,837

Jack Zwick, Chief	2011	$0	$0	$0	$0	$0	$0	$0	$0
Financial Officer	2012	$0	$0	$146,250	$431,846	$0	$0	$8,000	$586,096

Ted Fagenson, Chief	2011	$0	$0	$0	$0	$0	$0	$0	$0
Operating Officer**	2012	$107,500	$0	$0	$1,688,130	$0	$0	$0	$1,795,630

Richard Adeline,	2011	$71,156	$10,000	$0	$0	$0	$0	$0	$81,156
Chief Financial Officer,	2012	$7,599	$0	$0	$0	$0	$0	$0	$7,599
Treasurer*

*    Mr. Adeline is no longer an employee of the Company as of February 27, 2012.
**  Mr. Fagenson is no longer an employee of the Company as of October 3, 2012.

Stock Grants

Mr. Zwick was issued 75,000 shares of the Company’s common stock valued at $146,250 on the date of issuance, in connection with his hiring as the Company’s interim Chief Financial Officer and Director.

Option Grants

Messrs. Kinard, Zwick and Farkas were awarded 300,000, 300,000 and 750,000 options respectively under the Company’s 2012 Omnibus Plan and valued on the date of grant at $431,486, $431,846 and $1,078,847 in accordance with FASB ASC Topic 718.

No options were exercised during the year ended December 31, 2011 or 2012.

Warrant Grants

Mr. Fagenson was awarded warrants to purchase 1,000,000 shares of the Company’s common stock, which vested ratably over three years and valued on the date of grant at $1,688,130 in accordance with FASB ASC Topic 718.  No warrants were exercised during 2012 and 2011. Mr. Fagensons’s warrants were forfeited upon his departure from the Company.

Long-Term Incentive Plan (“LTIP”) Awards Table.

No awards made during the years ended December 2011 or 2012 under any LTIP.

Other Compensation

Mr. Farkas received an auto allowance of $1,500 per month and health insurance reimbursement of $6,800 for the year ended December 31, 2012.

Mr. Zwick received a monthly stipend of $1,000 per month for the year ended December 31, 2012.

Employment Agreements

The Company entered into an employment agreement with Michael Farkas, its CEO, on October 15, 2010. The agreement is for three years and stipulates a base salary of $120,000 in year one, $240,000 in year two and $360,000 in year three. The agreement also included a signing bonus of $60,000 upon commencement of the agreement.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board has the authority to fix the compensation of directors. Jack Zwick has received 75,000 shares as compensation for his services as a director and interim Chief Financial Officer.

The Company entered into a director agreement (the “Richardson Agreement) with Governor Richardson. Pursuant to the Richardson Agreement, Governor Richardson will fulfill general duties associated with being Chairman of the Board. For every board meeting he attends, Governor Richardson will receive five-year options to purchase 5,000 shares at an exercise price equal to the then-current market price, which will vest two years following the grant date, and $1,500, which can be paid in shares at a value of $3,000 at the Company’s discretion. Additionally, Governor Richardson will receive $100,000 annually for being Chairman of the Board. Upon the execution of the Richardson Agreement, Governor Richardson received 200,000 shares and five-year options to purchase 10,000 shares at an exercise price of $1.00, which will vest two years following the grant date.

The Company entered into a director agreement (the “Fields Agreement) with Mr. Fields. Every year that he is a member of the Board, Mr. Fields will receive five-year options to purchase 12,000 shares at an exercise price equal to $0.01 above the closing price on the date of grant, which will vest two years following the grant date. For every board meeting he attends, Mr. Fields will receive five-year options to purchase 5,000 shares at an exercise price equal to $0.01 above the closing price on the date of grant, which will vest two years following the grant date, and $1,500, which can be paid in shares at a value of $3,000 at the Company’s discretion. Additionally, should Mr. Fields become chairman of any Board committee, he will receive $1,500 for every committee meeting attended, which can be paid in shares at a value of $3,000 at the Company’s discretion. Upon the execution of the Fields Agreement, Mr. Fields received 50,000 shares.

The following table provides information for 2012 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2012. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Warrant Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(1) Governor Richardson	$6,849	$316,000	$15,800	$-	$-	$-	$338,649

(1)	Governor Richardson was appointed as Director on December 14, 2012

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 15, 2013, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 15, 2013. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 15, 2013 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent Common Stock (1)	Amount and Nature of Beneficial Ownership of Series A Preferred Stock	Percent of Series A Preferred Stock (2)
5% Shareholders

Ze’evi Group, Inc. 6538 Collins Avenue, Suite 57 Miami Beach, FL 33141	17,807,694		35.30%	-	-%

Platinum Partners Liquid Opportunity Master Fund, LP 152 West 57th Street, 4th Floor New York, NY 10019	7,075,219		13.49%	-	-

Nathan Low 600 Lexington Avenue, 23 rd Floor New York, NY 10022	5,905,000	(3)	11.67%	-	-

Directors and Executive Officers

Michael D. Farkas 1691 Michigan Avenue, Suite 601 Miami Beach, FL 33139	34,440,335	(4)	42.42%	10,000,000	100%

Bill Richardson 1691 Michigan Avenue Suite 601 Miami Beach, FL 33139	200,000		*	-	-

Jack Zwick 20950 Civic Center Drive, Suite 418 Southfield, MI 48076	75,000		*	-	-

William Fields 1691 Michigan Avenue Suite 601 Miami Beach, FL 33139	50,000		*	-	-

Eckardt Beck 1691 Michigan Avenue Suite 601 Miami Beach, Florida 33139	50,000		*	-	-

Andy Kinard 1691 Michigan Avenue, Suite 601 Miami Beach, FL 33139	10,000	(5)	*	-	-

All directors and officers as a group (5 people)	34,825,335		42.89%	10,000,000	100%

* Less than 1%

(1)
Based on 50,442,455 shares of common stock issued and outstanding as of April 12, 2013.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)
Based on 10,000,000 shares of Series A Preferred Stock issued and outstanding as of April 12, 2013.  Each share of Series A Preferred Stock has voting rights five times the number of shares of common stock into which the Series A Preferred Stock are convertible, as designated in the Certificate of Designation for the Series A Convertible Preferred Stock. The total aggregate number of votes for the Series A Preferred Stock is 125 million.

(3)
Includes 2,800,000 shares held by Sunrise Securities Corp., which is 100% owned by Nathan Low; 1,750,000 shares held by NLBDIT Portfolio LLC, a trust held in the name of Nathan Low’s children, of which he is a guardian; 1,200,000 shares held by the Sunrise Charitable Foundation of which Mr. Low has voting authority, 50,000 warrants, which are currently exercisable, held by Sunrise Financial Group, which is 100% owned by Nathan Low; and 100,000 warrants, which are currently exercisable, held by Nathan Low.

(4)
Includes 10,000,000 Series A Convertible Preferred shares as if converted into 25,000,000 shares of common stock; 2,698,000 shares of common stock and 5,000 warrants all owned by Mr. Farkas.  Additionally included are 250,000 common shares owned by each of Mr. Farkas’ three minor children of which Mr. Farkas has voting authority and serves as custodian; 4,000 shares owned by the Farkas Family Irrevocable Trust of which Mr. Farkas is a trustee and 250,000 common shares owned by The Farkas Family Foundation of which Mr. Farkas has voting authority as trustee and 5,733,335 warrants, which are currently exercisable, held by The Farkas Group, Inc. which is wholly-owned by Michael D. Farkas.

(5)	Includes 10,000 warrants, which are currently exercisable, held by Andy Kinard.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During 2012 and 2011, the Company paid consulting fees to a company that is owned by our Chief Executive Officer totaling $0 and $100,000, respectively. Additionally, the Company paid commissions totaling $77,500 during the year ended December 31, 2012 to this company for business development related to installations of EV charging stations by the Company in accordance with the support services contract. No commissions were paid to this Company during 2011.These fees were paid pursuant to the terms of a two-year support services contract that was in place prior to the CEO’s employment.

On March 29, 2012, the Company entered into a patent license agreement with its Chief Executive Officer and a company which is managed by a group of which our Chief Executive Officer is the principal. Under terms of the agreement, the Company has agreed to pay royalties to the licensors equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or use of the licensed products and licensed processes. As of December 31, 2012, the Company has not paid any royalty fees related to this agreement.

The Company incurred accounting and tax service fees totaling $68,913 for the year ended December 31, 2012 provided by a company that is partially owned by the Company’s Chief Financial Officer.

On December 13, 2012, we issued a warrant to purchase 100,000 shares of our common stock at an exercise of $1.64 per share as a fee for services to a company that is owned by our Chief Executive Officer.  The warrant expires on December 13, 2015.

On December 28, 2012, we issued our Chief Executive Officer an unsecured convertible note in the amount of $5,000, due June 28, 2013, with interest at 12% per anum.  The note is convertible, at the discretion of the holder into our common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, we issued a warrant, to our Chief Executive Officer to purchase 5,000 shares of our common stock at an exercise price of $1.00 per share. The warrant expires on December 28, 2014.

Michael D. Farkas has long-standing relationships with the principals of Ze’evi Group Inc. and has had numerous financial dealings with them over the years, including personal and business loans and investments.

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

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
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

We have determined that Governor Richardson and Mr. Fields are independent directors. We do not have an audit committee, compensation committee or nominating committee.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were billed approximately $35,172 and $75,500 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2012 and 2011.

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

The audited consolidated balance sheets of the Company as of December 31, 2012 and, 2011, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and the period from inception (September 3, 2009) to December 31, 2012, the footnotes thereto, and the report of Goldstein Schechter Koch P.A., independent auditors, are filed herewith.

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

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
●	may apply standards of materiality that differ from those of a reasonable investor; and
●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description
3.1(a)	Articles of Incorporation (1)
3.1(b)	Amendment to Articles of Incorporation changing name and increasing the number of preferred shares authorized filed with the State of Nevada on December 7, 2009 (2)
3.1(c)	Amendment to Articles of Incorporation increasing the number of preferred shares authorized filed with the State of Nevada on June 29, 2012 (3)
3.1(d)	Certificate of Designation for Series A Preferred Stock (2)
3.1(e)	Amendment No. 1 to Certificate of Designation for Series A Preferred Stock (4)
3.1(f)	Certificate of Designation for Series B Preferred Stock (3)
3.2	Bylaws (1)
4.1	Form of Warrant(2)
4.2	Form of Warrant – October 2012 Offering (5)
4.3	Form of Warrant – March 2012 Offering (6)
4.4	Form of Convertible Promissory Note dated October 2012
10.1	Stock Purchase Agreement dated May 27, 2011. (7)
10.2	Subscription Agreement dated November 4, 2011. (8)
10.3	Stock Purchase Agreement dated January 31, 2012. (9)
10.4	Stock Purchase Agreement dated February 6, 2012. (10)
10.5	Form of Subscription Agreement – October 2012 Offering (5)
10.6	Form of Promissory Note, dated February 26, 2013.(6)
10.7	Security Agreement, dated February 26, 2013. (6)
10.8	Pledge and Security Agreement, dated February 26, 2013. (6)
10.9	Escrow Agreement, dated February 26, 2013. (6)
10.10	Form of Cancellation Letter, dated February 26, 2013. (6)
10.11	Form of Assignment of Beam Membership Interest, dated February 26, 2013, by and among Beam Acquisition LLC and Manhattan Charging LLC. (6)
10.12	Form of Assignment of Promissory Note, dated February 26, 2013, by and among Car Charging Group, Inc. and Beam charging LLC. (6)
10.13	Amendment to Promissory Notes, dated February 26, 2013, by and among Car Charging Group, Inc. and Beam Charging LLC. (6)
10.14	Form of Subscription Agreement – March 2013 Offering (6)
10.15**	2012 Omnibus Incentive Plan (11)
10.16**	2013 Omnibus Incentive Plan (12)
10.17**	Employment Agreement with Michael Farkas
10.18**	Director Agreement with Jack Zwick (13)
10.19**	Director Agreement with Bill Richardson (14)
10.20**	Director Agreement with William Fields (15)
10.21	Patent License Agreement, dated March 29, 2012, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas.
14.1	Code of Ethics (16)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

Dated: April 16, 2013	CAR CHARGING GROUP, INC.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Bill Richardson	Chairman of the Board	April 16, 2013
Bill Richardson

/s/Michael D. Farkas	Chief Executive Officer and Director	April 16, 2013
Michael D. Farkas	(principal executive officer)

/s/ Jack Zwick	Chief Financial Officer and Director	April 16, 2013
Jack Zwick	(principal financial and accounting officer)

/s/Andy Kinard	President and Director	April 16, 2013
Andy Kinard

/s/William Fields	Director	April 16, 2013
William Fields

/s/Eckhard Beck	Director	April 16, 2013
Eckhard Beck

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant has not sent to its sole stockholder an annual report to security holders covering the registrant’s last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.