Form 10-Q
period 2013-03-31
Car Charging Group, Inc.
filed 2013-05-20
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

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

 (Address of principal executive offices) (Zip Code)

(305) 521-0200

 (Registrant’s telephone number, including area code)

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

As of May 17, 2013: 51,108,698 shares of common stock, $0.001 par value were issued and outstanding.

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
March 31, 2013

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7
Item 4.	Control and Procedures	7

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
March 31, 2013

Index to Financial Statements

FINANCIAL STATEMENTS	Page #

Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	F-1

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 and for the Period from September 3, 2009 (Inception) through March 31, 2013 (Unaudited)	F-2

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Period from September 3, 2009 (Inception) through March 31, 2013 (Unaudited)	F-3

Condensed Consolidated Statements of Cash flows for the Three Months Ended March 31, 2013 and 2012 and for the Period from September 3, 2009 (Inception) through March 31, 2013 (Unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (Unaudited)	F-5

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	MARCH 31,	DECEMBER 31,
	2013	2012
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,020,189	$13,416
Advanced commissions	319,250	300,750
Prepaid expenses and other current assets	792,091	357,312
Total current assets	2,131,530	671,478

FIXED ASSETS
EV charging stations, net of accumulated depreciation of $614,579 and $363,918, respectively	2,181,431	960,234
Automobiles, net of accumulated depreciation of $21,027 and $15,292 respectively	93,666,	99,400
Office and computer equipment, net of accumulated depreciation of $50,399 and $26,604, respectively	45,746	36,717
Total fixed assets, net	2,320,843	1,096,351

DEPOSITS	42,265	42,265

INTANGIBLE ASSETS	1,460,094	-

GOODWILL	1,271,871	-

OTHER ASSETS	439,580	232,727

TOTAL ASSETS	$7,666,183	$2,042,821

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,237,720	$547,874
Accrued interest- related party	-	5
Convertible note payable-related party, net of discount of $0 and $4,918	-	82
Convertible note, net of discount of $8,791 and $168,567 respectively	141,209	122,433
Warrants payable	135,000	-
Current portion of deferred revenue	85,236	19,996
Current portion of deferred rent	10,647	9,731
Current portion of note payable	483,402	12,105
Total current liabilities	2,093,214	712,226

DEFERRED REVENUE	747,038	34,747

DEFERRED RENT	17,630	20,445

NOTE PAYABLE	41,717	44,836

TOTAL LIABILITIES	2,899,599	812,254

STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock, $0.001 par value; 10,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	10,000	10,000

Series B Convertible Preferred Stock, $0.001 par value; 1,000,000 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,000	1,000

Common Stock, 500,000,000 shares authorized at $0.001 par value; 49,419,424 and 42,434,705 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	49,419	42,435
Additional paid-in capital	25,869,653	20,117,559
Deficit accumulated during development stage	(21,163,488)	(18,940,427)
TOTAL STOCKHOLDERS' EQUITY	4,766,584	1,230,567

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,666,183	$2,042,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(UNAUDITED)

			For the Period
			From
	For the Three	For the Three	September 3, 2009
	Months Ended	Months Ended	(Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
Revenues
Service fees	$10,576	$2,605	$30,118
Grant revenue	4,999	-	10,594
Sales	-	-	295,216
TOTAL REVENUE	15,575	2,605	335,928

Costs
Cost of services	4,409	408	10,662
Cost of sales	-	-	254,886
TOTAL COST OF REVENUE	4,409	408	265,548

Gross profit (loss)	11,166	2,197	70,380

Operating expenses
Compensation	1,018,053	528,779	12,241,806
Other operating expenses	132,850	124,808	1,411,526
General and administrative	860,525	881,383	6,914,130
TOTAL OPERATING EXPENSES	2,011,428	1,534,970	20,567,462

Loss from operations	(2,000,262)	(1,532,773)	(20,497,082)

Other income (expense)
Interest expense, net	(10,250)	(33)	(74,248)
Loss on exchange of warrants for common stock	-	-	(485,000)
Amortization of discount on convertible debt	(117,992)		(257,818)
Loss on settlement of accounts payable for common stock	(47,856)		(47,856)
Loss on payment convertible notes payable	(46,701)		(46,701)
Gain on change in fair value of derivative liability	-	-	245,217
Total other income (loss)	(222,799)	(33)	(666,406)

Income (loss) before income taxes	(2,223,061)	(1,532,806)	(21,163,488)

Income tax provision	-	-	-

Net income (loss)	$(2,223,061)	$(1,532,806)	$(21,163,488)

Net loss per share - basic and diluted	$(0.05)	$(0.04)
Weighted average number of common shares outstanding – basic & diluted	45,575,562	38,245,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficit)

								Deficit Accumulated		Total
	Preferred - A	Preferred -A	Preferred -B	Preferred -B	Common	Common	Additional Paid-in	during the Development	Stock Subscriptions	Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	(Deficit)

Balance at September 3, 2009 (Inception)	-	$-	-	-	$1,000,000	$50,000	$(50,000)	$-	$-	$-

Reverse acquisition adjustment	10,000,000	10,000			395,150	19,758	(70,515)			(40,757)

Sale of common (net of derivative liability of warrants $586,535)					61,333	3,067	295,398			298,465

Effect of 1:50 reverse split						(71,369)	71,369			-

Net loss								(6,801,183)

Balance at December 31, 2009	10,000,000	$10,000	-	-	$1,456,483	$1,456	$246,252	$(6,801,183)	$-	$(6,543,475)

Common stock issued for debt to founders					92,000	4,600				4,600

Common stock issued for services					21,167	1,058	432,441			433,499

Common stock issued for conversion of convertible notes (net of derivative liability for conversion feature of $552,872)					120,000	6,000	561,872			567,872

Sale of common stock with warrants attached (net of derivative liability on 3,833 warrants of $75,839)					3,834	191	(18,531)			(18,340)

Common stock issued for cash					103,333	5,167	1,385,380			1,390,547

Warrants issued for services							6,995,084			6,995,084

Effect of 1:50 reverse split						(16,675)	16,675			-

Net loss 2010								(5,709,559)		(5,709,559)

Balance at December 31, 2010	10,000,000	$10,000	-	-	$1,796,817	$1,797	$9,619,173	$(12,510,742)	$-	$(2,879,772)

Common stock issued for conversion of convertible notes and accrued interest					32,708,544	32,709	52,982			85,691

Common stock issued in exchange for extinguishment of warrants					565,000	565	484,435			485,000

Common stock issued for settlement of accounts payable					17,482	17	24,983			25,000

Common stock issued in connection with debt issuance					5,000	5	5,995			6,000

Common stock issued for services					458,238	458	701,042			701,500

Sales of common stock					1,833,333	1,833	3,497,166		(999,000)	2,499,999

Warrants issued for services							1,171,320			1,171,320

Net loss 2011								(1,140,075)		(1,140,075)

Balance at December 31, 2011	10,000,000	$10,000	-	-	$37,384,414	$37,384	$15,557,096	$(13,650,817)	$(999,000)	$954,663

Sale of common stock					2,075,000	2,075	481,228		999,000	1,482,303

Issuance of Preferred Shares			1,000,000	1,000			899,000			900,000

Common stock issued for conversion of convertible notes and accrued interest					1,529,036	1,529	2,294			3,823

Common stock issued for compensation and services					1,171,255	1,172	1,595141			1,596,313

Common stock issued for director compensation					275,000	275	461,975			462,250

Warrants issued for compensation and services							843,899			843,899

Warrants issued with convertible debt							276,926			276,926

Net loss								(5,289,610)		(5,289,610)

Balance at December 31, 2012	10,000,000	$10,000	1,000,000	$1,000	42,434,705	$42,435	$20,117,559	$(18,940,427)	$-	$1,230,567

Sale of common stock					4,790,000	4,790	247,408			252,198

Issuance of warrants in conjunction with sale of common stock							1,705,871			1,705,871

Common stock issued for compensation and services					765,261	765	1,050,581			1,051,346

Common stock issued for director compensation					50,000	50	74,450			74,500

Common stock issued for software development					113,636	114	149,886			150,000
Warrants issued for compensation and services							525,163			525,163

Common stock issued for acquisition					1,265,822	1,265	1,998,735			2,000,000

Net loss								(2,223,061)		(2,223,061)

Balance at March 31, 2013	10,000,000	$10,000	1,000,000	$1,000	49,419,424	$49,419	$25,869,653	$(21,163,488)	$-	$4,766,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

			For the Period from
			September 3, 2009
	For the Three Months Ended		(Inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(2,223,061)	$(1,532,806)	$(21,163,488)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	133,381	31,088	551,866
Amortization of discount on convertible notes payable	117,992	-	291,599
Loss on common stock issued in exchange for extinguishment of warrants	-	-	485,000
Gain on change in fair value of derivative liability	-	-	(245,217)
Common stock issued for services and incentive fees	461,392	450,000	11,357,850
Warrants and options issued for services and incentive fees	525,163	240,037	1,369,062
Loss on settlement of accounts payable for stock	47,856	-	47,856
Loss on repayment of convertible notes payable	46,701	-	46,701
Changes in operating assets and liabilities:
Inventory	-	-	(72,768)
Advanced commissions	(18,500)	(38,000)	(319,250)
Deposits	-	(6,908)	(33,957)
Prepaid expenses and other current assets	51,152	(170,963)	16,051
Other assets	34,016	(12,063)	(5,280)
Accounts payable and accrued expenses	276,579	2,961	849,488
Deferred rent	(1,899)	-	28,277
Deferred revenue	777,531	-	832,274
Accrued interest-related party	(5)	(40)	4,480
Net Cash Provided/(Used) by Operating Activities	228,298	(1,036,694)	(5,991,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office and computer equipment	-	(8,291)	(63,321)
Purchase of automobile	-	50,000	(50,000)
Purchase of electric charging stations, net	(859,547)	(141,207)	(2,116,552)
Cash paid for acquisition	(171,075)	-	(171,075)
Net Cash Used in Investing Activities	(1,030,622)	(199,498)	(2,400,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	-	396,000
Proceeds from sale of preferred stock	-	1,000,000	900,000
Sale of common stock, net of issuance costs	1,958,069	500,000	8,273,417
Payment of convertible notes payable	(146,000)	-	(146,000)
Payment of notes payable	(2,972)	-	(10,724)
Net Cash Provided by Financing Activities	1,809,097	1,500,000	9,412,693

NET INCREASE IN CASH	1,006,773	263,808	1,020,189

CASH AT THE BEGINNING OF PERIOD	13,416	406,859	-
CASH AT END OF PERIOD	$1,020,189	$670,667	$1,020,189

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest expenses	$3,310	$-	$5,345
Income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt and accrued interest	$-	$3,823	$577,695
Beneficial conversion feature of notes payable and related warrants issued	$-	$-	$276,926
Inventory reclassified to electric car charging stations	$-	$-	$72,768
Issuance of warrants in consideration of equity investment	$-	$-	$273,697
Debt and accrued interest converted to common stock	$-	$-	$100,691
Common stock issued for settlement of accounts payable	$85,390	$-	$110,390
Note payable for purchase of automobile	$-	$57,050	$64,693
Purchase of software development for common stock	$150,000	$-	$150,000
Issuance of common stock for acquisition	$2,000,000	$-	$2,000,000
Issuance of note payable for acquisition	$461,150	$-	$461,150

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

Car Charging, Inc., was incorporated as a Delaware corporation on September 3, 2009.  Car Charging Inc. was created to develop electric charging service facilities for the electric vehicle (EV) automobile market.  Pursuant to its business plan, Car Charging Inc. (or its affiliates) acquires and installs EV charging stations, and shares servicing fees received from customers that use the charging stations with the property owner(s), on a property by property basis.   Additionally, the Company sells hardware to others.  Car Charging, Inc., therefore, enters into individual arrangements for this purpose with various property owners, which may include cities, counties, garage operators, hospitals, multi-family properties, shopping-malls and facility owner/operators.

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

The consolidated financial statements consist of CCGI and its wholly-owned subsidiaries, and the statement of financial condition, as of March 31, 2013 and the statements of operations and cash flows for the period of February 26, 2013 through March 31, 2013 of Beam Charging LLC acquired on February 26, 2013, collectively referred to herein as the “Company” or “Car Charging.” All intercompany transactions and balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on April 16, 2013.

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

LIQUIDITY

Historically, the Company has been dependent on debt and equity raised from individual investors to sustain its operations.  The Company’s product has not been placed in enough locations nor have a sufficient number of plug-in electric vehicles been sold that utilize public charging stations to generate significant revenue.  The Company has incurred losses and used cash for operating activities.  As of March 31, 2013, the Company had an accumulated deficit of $21,163,488.   These conditions raise substantial doubt about its ability to continue as a going concern.  Management plans include seeking additional equity investments, sale of energy tax credits, and institution of a cost reduction plan.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

EV CHARGING STATIONS

EV charging stations represent the depreciable cost of charging devices that have been installed on the premises of participating owner/operator properties.  They are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three years. Upon sale, replacement or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Condensed Consolidated Statements of Operations.  All purchases of EV charging stations from inception to March 31, 2013 have been from a single vendor.  The Company believes that there are other vendors in the marketplace that could supply the Company with comparable EV charging stations at comparable prices and terms.  The Company held approximately $1,065,000 and $218,000 in EV charging stations that were not placed in service as of March 31, 2013 and December 31, 2012, respectively.  The Company will begin depreciating this equipment when installation is substantially complete. Depreciation for the three months ended March 31, 2013 and 2012 and for the period from September 3, 2009 (inception) through March 31, 2013 was $114,608, $28,468 and $478,826, respectively.

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

OFFICE AND COMPUTER EQUIPMENT

Office and computer equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of furniture and fixtures, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Condensed Consolidated Statements of Operations. Depreciation for the three months ended March 31, 2013 and 2012 and for the period from September 3, 2009 (inception) through March 31, 2013 was $3,868, $2,620 and $30,472, respectively.

AUTOMOBILES

Automobiles are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of automobiles, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Condensed Consolidated Statements of Operations.  The Company’s electrically-charged enabled automobile was placed in service in May 2012.  Depreciation for the three months ended March 31, 2013 and 2012 and for the period from September 3, 2009 (inception) through March 31, 2013 was $5,734, $0, and $21,027 respectively.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of March 31, 2013 or December 31, 2012.

DISCOUNT ON DEBT

The Company allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with paragraph 815-15-25-1 of the FASB ASC. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision have been recorded at their fair value within the terms of paragraph 815-15-25-1 of the FASB ASC as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown on the Condensed Consolidated Statements of Operations.  The conversion feature associated with the convertible debt outstanding as of March 31, 2013 and December 31, 2012 does not contain a reset provision and is amortized over the term of the convertible debt.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes and convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2013 and December 31, 2012.

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

Governmental grants and rebates pertaining to revenues and expenses are recognized as income when the related revenue and/or expense are recorded.  Government grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives.  The Company received a grant and a rebate totaling $59,988 to defray the cost of equipment and installation of 13 charging stations during 2012 from two governmental entities. The rebate and grant are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. As a result the Company amortized $4,999 into revenue during the three months ended March 31, 2013.

The Company entered into joint marketing agreement with Nissan North America for which among other matters requires the Company to build, own, operate and maintain a network of 48 fast chargers throughout the United States and create an auto dealer network promotion and referral program so as to facilitate sales of electric vehicles to their potential customers. Revenue received from the agreement on March 29, 2013, $782,880 is deferred and recognized ratably over the life of the chargers, due to inseparable elements.  The multiple deliverables are not separate units of accounting because they are not sold separately nor has Nissan North America delineated specific amounts of the revenue to particular elements of the agreement.  The Company is required to install the network by December 31, 2013.

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

ADVERTISING

The Company expenses non-direct advertising as incurred.  Total advertising expense for the three months s ended March 31, 2013 and 2012, and for the period from September 3, 2009 (inception) through March 31, 2013 was $0, $0, and $12,124, respectively.

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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the three months ended March 31, 2013 and 2012, as they were anti-dilutive (after giving effect to the Reverse Stock-Split):

	Three Months Ended March 31,
	2013	2012
Convertible Notes	251,989	-

Preferred Stock	25,000,000	25,000,000

Options	3,370,000	-

Warrants	13,237,301	11,933,169
Total Potential Dilutive Shares	41,859,290	36,933,169

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

3          BEAM ACQUSITION

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

Pending the finalization of a third party valuation, the following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the closing date:

February 26, 2013
Cash	$69
Fixed assets, net	489,155
Amortizable intangible assets	1,467,000
Current liabilities	(631,945)
Net identifiable assets	1,324,279
Goodwill	1,271,871
Total consideration given	$2,596,150

Acquisition related costs consisting of commission expense of $18,000 and legal fees of $18,850 are reflected as compensation and general and administrative expenses, respectively on the statement of operations for the three months ended March 31, 2013.

The fair value of intangible assets pending finalization of a third party valuation at March 31, 2013 consist of the following:

March 31, 2013
Provider agreements for locations awaiting installation of EV charging stations	$829,000
Awarded government grants for installation of EV charging stations	638,000
$1,467,000
Less: Accumulated amortization	(6,906)
Balance at March 31, 2013	$1,460,094

The Exchange Agreement provided for an anti-dilution benefit to former members of Beam whereby until such time as a former member sells or disposes of all of his Company common shares of stock, any Triggering Event, as defined by the Agreement, whereby the issue price of the Company stock is below $1.58 shall cause the Company to issue a warrant to each former member to purchase an additional number of Company common shares of at the Triggering Event price so as to preserve such Beam Member’s pre-Triggering Event percentage ownership in the Company.  From an historical perspective, the Company has raised capital through the issuance of stock and issued stock, options and warrants for services and compensation on a frequent basis since inception at various prices, differing vesting periods and differing expiration dates.  The Company has recorded warrants payable of $135,000 representing the fair value of the warrants that would have been issued based on the Triggering Events occurring during the period of February 26, 2013 through March 31, 2013.  The Company can not estimate how long the former members will hold their stock, what market conditions will be when stock is sold and or when stock, options or warrants will be issued and under what terms of issuance.  It is for those reasons, that the Company can not estimate the amount of additional contingent consideration associated with the anti-dilution benefit.  The Company will continue to record warrants payable during the next nine months based on the occurrence of Triggering Events during said period.

The amount of revenue and net loss attributable to Beam for the periods of February 26, 2013 through March 31, 2013, the combined January 1, 2013 through March 31, 2013, had the acquisition closed as of January 1, 2013, and for the period of January 1, 2012 through March 31, 2012, had the acquisition closed as of January 1, 2012 is shown below:

For the period February 26, 2013 through March 31, 2013:

	Car Charging Group, Inc.	Beam	Combined
Revenue	$14,542	$1,033	$15,575
Net Loss	$2,194,751	$28,310	$2,223,061

For the period of January 1, 2013 through March 31, 2013:

	Car Charging Group, Inc.	Beam	Combined
Revenue	$14,542	$1,733	$16,275
Net Loss	$2,194,751	$65,221	$2,259,972

For the period of January 1, 2012 through March 31, 2012:

	Car Charging Group, Inc.	Beam	Combined
Revenue	$2,605	$844	$3,449
Net Loss	$1,532,806	$67,570	$1,600,376

4.         PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at:

	March 31, 2013	December 31, 2012
Prepaid consulting fees	$565,308	$181,849
Prepaid compensation	425,242	311,090
Receivable from 350Green LLC	45,175	34,475
Sundry prepaid expenses and other current assets	27,775	43,695
Subtotal	1,063,500	571,109
Less: non current portion	(271,409)	(213,797)
Prepaid and other current assets	$792,091	$357,312

On October 22, 2012, the Company entered into a one year agreement with a firm to provide consulting services which included business development and capital raising functions.  As consideration for such services, the firm received 150,000 shares of the Company’s common stock valued at $225,000 on the date of issuance.  As of March 31, 2013, the prepaid portion of those services was $126,370.

On December 6, 2012, the Company retained an individual to serve as chairman of the Company’s Board of Directors for three years.  As part of the chairman’s compensation, the Company issued to him 200,000 shares of the Company’s common stock valued at $316,000.  As of March 31, 2013, the prepaid portion of the compensation was $285,117.

On January 11, 2013, the Company retained an individual to serve on the Company’s Board of Directors for three years.  As part of the individual’s compensation, the Company issued to him 50,000 shares of the Company’s common stock valued at $74,500 under the 2013 Omnibus Plan.  As of March 31, 2013, the prepaid portion of the compensation was $69,125.

On January 14, 2013, the Company entered into a contract with a firm to provide strategic planning consulting services. The Company issued 250,000 shares of its common stock at $1.49 per share covering the year ended January 14, 2014.  As of March 31, 2013, the prepaid portion of those services was $294,938.

On February 19, 2013, the Company retained an individual to serve on the Company’s Board of Directors for three years subject to the Board of Directors approval.  As part of the agreement and the individual’s compensation, the Company was obligated to issue him 50,000 shares of the Company’s common stock valued at $71,000 under the 2013 Omnibus Plan.  As the Company’s Board of Directors did not approve his appointment to the Board of Directors until April 3, 2013 in conjunction with the Company’s acquisition of EV Pass LLC, the Company has recorded a prepaid asset and corresponding liability of $71,000 as of March 31, 2013.

On March 8, 2013, the Company entered into a contract with a firm to provide investor relations consulting services. The Company issued 150,000 shares of its common stock under the 2013 Omnibus Plan at $1.28 per share covering the six month period ended September 8, 2013.  As of March 31, 2013, the prepaid portion of those services was $144,000.

As part of its due diligence of 350Green LLC, the Company requested that the 350Green LLC retain the services of its independent registered accounting firm (“Auditor”) to perform an audit of 350Green LLC. The Company guaranteed the audit fee of the audit to the Auditor up to a maximum of $75,000.  As of March 31, 2013, the Company had recorded a receivable from 350GreenLLC of $45,175 and a corresponding payable to the Auditor in conjunction with the audit.  As of April 22, 2013, the Company closed on the transaction to acquire 350Green LLC and the audit is in progress.

5.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	March 31, 2012	December 31, 2012
Accounts payable	$888,565	$370,675
Accrued wages	10,891	97,961
Accrued fees	327,313	72,038
Accrued interest expense	10,951	7,200
Total	$1,237,720	$547,874

Accrued fees consist primarily of fees owed to consultants, commissions owed to consultants in connection with the sale of shares of the Company’s common stock during the three months ended March 31, 2013 and the value of 50,000 shares of the Company’s common stocks under the 2013 Omnibus Plan obligated to be issued an individual upon the execution of an offer to serve on the Company’s Board of Directors.  As the Company’s Board of Directors did not approve his appointment to the Board of Directors until April 3, 2013 in conjunction with the Company’s acquisition of EV Pass LLC, the Company has recorded a prepaid asset and corresponding liability of as of March 31, 2013.

6. NOTES PAYABLE

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

On September 14, 2012, the Company issued an unsecured $65,000 convertible note payable to a warrant holder which bears interest at 12% per annum and is due with accrued interest on March 14, 2013.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 65,000 shares of the Company’s common stock at a $1.00 per share until September 14, 2014.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $30,934 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of nearly 222% based on historical volatility, (2) a discount rate of 0.27%, (3) expected life of 2 years and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $32,884 resulting in an aggregate debt discount of $63,818 on September 14, 2012. The note was paid in full with accrued interest thereon on March 5, 2013, resulting in a loss of $2,284.

On October 10, 2012, the Company issued a convertible note in the amount of $100,000, to an investor, secured by all the assets of the Company, due April 10, 2013 with interest at 12% per anum.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.   The noteholder is entitled to be repaid $25,000 for every $1,000,000 raised in equity by the Company which the Company has not met.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 100,000 shares of the Company’s common stock at a $1.00 per share until October 10, 2015.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $54,464 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 182% based on historical volatility, (2) a discount rate of 0.23%, (3) expected life of 1.5 years and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $45,536 resulting in an aggregate debt discount of $100,000 on October 10, 2012. As of March 31, 2013 the related unamortized debt discount was $5,495.  As of May 20, 2013, the note remains unpaid and accruing interest.

On October 12, 2012, the Company issued a convertible note in the amount of $50,000, secured by all the assets of the Company, due April 12, 2013 with interest at 12% per anum.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  The noteholder is entitled to be repaid $25,000 for every $1,000,000 raised in equity by the Company which the Company has not met.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 50,000 shares of the Company’s common stock at a $1.00 per share until October 12, 2015.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $27,938 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 181% based on historical volatility, (2) a discount rate of 0.23%, (3) expected life of 1.5 years and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $22,062 resulting in an aggregate debt discount of $50,000 on October 12, 2012. As of March 31, 2013, the related unamortized debt discount was $3,296.  As of May 20, 2013, the note remains unpaid and accruing interest.

The noteholders pertaining to the October 10, 2012 and October 12, 2012 transactions have mutually agreed to enjoy equal rights as secured lenders under each of their respective notes and that neither shall have priority over the other.

On December 3, 2012, the Company issued an unsecured $20,000 convertible note payable to a warrant holder which bears interest at 12% per anum and is due with accrued interest on June 3, 2013.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 20,000 shares of the Company’s common stock at a $1.00 per share until December 3, 2014.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $10,049 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of nearly 124% based on historical volatility, (2) a discount rate of 0.18%, (3) expected life of 1 year and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $9,951 resulting in an aggregate debt discount of $20,000 on December 3, 2012. The note was paid in full with accrued interest thereon on March 5, 2013, resulting in a loss of $9,891.

On December 12, 2012, the Company issued an unsecured $56,000 convertible note payable to a warrant holder which bears interest at 12% per anum and is due with accrued interest on June 12, 2013.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 56,000 shares of the Company’s common stock at a $1.00 per share until December 12, 2014.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $26,925 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of nearly 109% based on historical volatility, (2) a discount rate of 0.14%, (3) expected life of 1 year and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $29,075 resulting in an aggregate debt discount of $56,000 on December 12, 2012. The note was paid in full with accrued interest thereon on March 5, 2013, resulting in a loss of $30,462.

On December 28, 2012, the Company issued an unsecured $5,000 convertible note payable to the Chief Executive Officer which bears interest at 12% per anum and is due with accrued interest on June 28, 2013.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, the Company issued a warrant, to the Chief Executive Officer to purchase 5,000 shares of the Company’s common stock at a $1.00 per share until December 28, 2014.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $2,160 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of nearly 107% based on historical volatility, (2) a discount rate of 0.15%, (3) expected life of 1 year and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $2,840 resulting in an aggregate debt discount of $5,000 on December 28, 2012. The note was paid in full with accrued interest thereon on January 31, 2013, resulting in a loss of $4,064.

Amortization expense for the three months ended March 31, 2013 and 2012 and for the period from September 3, 2009 (inception) through March 31, 2013 $117,992, 0 and $291,599, respectively, related to convertible notes payable.

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

NOTES PAYABLE

In connection with the purchase of an electrically charged enabled automobile by the Company in the first quarter, the Company entered into a financing agreement.  The five-year note, secured by the related asset, bears interest at 4.75% and requires minimum monthly payments, inclusive of interest, of $1,216 commencing in May 2012.

In May 2012, an individual lent Beam Charging LLC (“Beam”), $10,000 payable on demand and personally guaranteed by the then President of Beam.  The debt remains unpaid as of March 31, 2013.

In conjunction with the acquisition of Beam, the Company issued notes to six former members of Beam totaling $461,150 due on April 15, 2013 at 6% interest per annum.  The notes were paid in full with accrued interest thereon on April 15, 2013.

Future minimum monthly note payments, exclusive of interest, by year as of March 31, 2013 are as follows:

Year	Amount
2013	$483,402
2014	12,857
2015	13,492
2016	15,368
Total	$525,119

Total interest expense for the three months ended March 31, 2013 and 2012 and for the period from September 3, 2009 (inception) through March 31, 2013 was $10,250, $33 and $74,248.

7. COMMON STOCK EQUIVALENTS

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

In connection with a private offering initiated on January 28, 2013, the Company issued 4,790,000 shares of its common stock and issued warrants to purchase 4,790,000 shares of its common stock at price of $2.25 per share to 13 accredited investors during the period of January 28, 2013 through March 11, 2013.  The warrants expire three years from the date of issuance.  The amount allocated to the warrants based on the relative fair value of the warrants issued was estimated at approximately $1,705,871.

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

On December 14, 2012, the Company issued 10,000 warrants at an exercise price of $1.00 per share of the of the Company’s common stock to the Company’s newly appointed Chairman of the Board of Directors as part of his compensation package.  The warrants vest ratably over two years from date of issuance and expire on December 13, 2015.  In conjunction with this issuance, the Company issued 1,800 warrants to a firm which introduced the Chairman of the Board of Directors to the Company.  The terms of the issuance to the firm were identical to the terms of the issuance to the Chairman of the Board of Directors.

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

On January 11, 2013, the Company issued 12,000 options from the 2013 Omnibus Plan at an exercise price of $1.50 per share of the of the Company’s common stock to the Company’s newly appointed Board member as part of his compensation package.  The options vest ratably over two years from date of issuance and expire on January 11, 2018.  The fair value of the options issued on the date of the grant was estimated at $17,880, which will be recognized over the service period, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of nearly 760% based on historical volatility; (2) a discount rate of 0.43%; (3) expected life of 3.5 years and (4) zero dividend yield.  The fair value of the options was determined based on the closing price on the date of the grant.

The Company recognized compensation cost related to the vesting of these warrants and options for the three months ended March 31, 2013 and 2012 of $525,163 and 94,000, respectively.

The fair value of all warrant issuances was computed using the Black-Scholes Model, incorporating transaction details such as stock price, contractual terms, maturity and risk free rates, as well as assumptions about future financing, volatility and holder behavior.

The following table summarizes outstanding warrants by Expiration Date at March 31, 2013:

	Exercise		Expiration
Quantity	Price		Date

5,000	$15.00		April 1, 2013
50,000	$30.00		April 1, 2013
2,200,000	$3.00		April 27, 2013
500,000	$5.00		August 10, 2013
500,000	$7.50		August 10, 2013
500,000	$10.00		August 10, 2013
4,652,165	$3.00		August 25, 2013
10,000	$51.50		August 25, 2013
1,277,170	$1.66	*	July 13, 2014
65,000	$1.00		September 14, 2014
250,000	$1.50		November 15, 2014
20,000	$1.00		December 2, 2014
56,000	$1.00		December 11, 2014
5,000	$1.00		December 28, 2014
3,834	$30.00		May 5, 2015
100,000	$1.00		October 10, 2015
50,000	$1.00		October 12, 2015
500,000	$2.25		October 25, 2015
25,000	$2.25		November 14, 2015
100,000	$1.64		December 13, 2015
50,000	$20.00		January 11, 2016
250,000	$2.25		January 23, 2016
150,000	$2.25		January 25, 2016
100,000	$2.25		January 28, 2016
300,000	$2.25		January 30, 2016
250,000	$2.25		February 5, 2016
40,000	$2.25		February 21, 2016
3,500,000	$2.25		March 1, 2016
200,000	$2.25		March 11, 2016
5,000	$1.75		March 19, 2016
5,000	$1.75		March 19, 2017
250,000	$1.00		June 28, 2017
11,800	$1.00		December 13, 2017
5,000	$1.75		March 19, 2018
100,000	$1.00		September 22, 2018
16,085,968	Total

*Price may be lower if market closes at lower price on exercise date.

Warrants Outstanding as of March 31, 2013
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price

$1.00-$51.50	16,085,968	2.11	$3.13

Warrants Exercisable as of March 31, 2013
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price

$1.00-$51.50	15,814,168	2.02	$3.16

8. STOCKHOLDERS’ EQUITY

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

During 2011, the Company issued 32,708,544 shares of common stock pursuant to the conversion of $81,250 in convertible notes payable.  On February 29, 2012, the final $3,750 of convertible notes and related interest were converted into 1,529,036 of common stock.

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

On October 22, 2012, the Company entered into a one year consulting agreement for investment advisory and business development services with a firm and issued 150,000 shares of our common stock at a $1.50 per share as a fee for such services.  Additionally, the Company retained the firm to introduce us to a chairman-quality board of directors candidate and upon hiring of such candidate on December 14, 2012 issued the firm 47,392 shares of our common stock at $1.58 per share and issued a warrant to purchase 1,800 shares of our common stock at a $1.00 per share.  The warrant vests in full on December 14, 2014 and expires on December 14, 2017.

On October 24, 2012, the Company initiated a private offering of our common stock at $1.00 per share to “accredited investors”, as defined, (“Investors”) for which the minimum investment for all Investors shall be $500,000.  In addition, each Investor shall receive a warrant to purchase a like number of shares of our common stock at $2.25 per share for a period of three years from the purchase date of the shares under the offering.

On October 25, 2012 in conjunction with this offering, the Company received $500,000 and issued 500,000 shares of its common stock and a warrant to purchase 500,000 shares of the Company’s common stock at $2.25 per share which expires on October 25, 2015.  In conjunction with this transaction the Company issued 50,000 shares of its common stock on December 14, 2012 at a $1.58 per share to a consultant as an investment advisory fee

On November 14, 2012 in conjunction with this offering, the Company received $25,000 and issued 25,000 shares of its common stock and a warrant to purchase 25,000 shares of its common stock at $2.25 per share which expires on November 14, 2015.

On December 14, 2012 the Company entered into an employment agreement with an individual to serve as the Chairman of the Company’s Board of Directors for a period of three years.  As part of his compensation, the Company issued 200,000 shares of its common stock at a $1.58 per share and issued a warrant to purchase 10,000 shares of its common stock at a price of a $1.00 per share.  The warrant vests in full as of December 14, 2014 and expires on December 14, 2017.

On December 19, 2012, the Company entered into social media marketing agreement with a firm for a six month period.  In conjunction with this agreement, the Company issued 3,226 shares of its common stock at $1.55 per share as a fee for the month of December 2012.

On December 31, 2012, the Company issued 50,000 shares of its common stock each to two employees for compensation under the 2012 Omnibus Plan at a price of $1.60 per share.

In accordance with a consulting agreement which the Company entered into on December 10, 2012 with a firm, the Company issued 31,199 shares of its common stock to the firm for consulting services at an average price of $1.36 per share for services rendered during the calendar quarter ended December 31, 2012.

On January 1, 2013, the Company granted and issued a firm a restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 137,499 shares of the Company’s common stock at a price of $1.35 per share for services rendered during the three months ended March 31, 2013.  Additionally, the firm is to receive 45,833 shares of the Company’s common stock monthly during the period of April 13, 2013 through September 13, 2013 for a total of 412,497 shares under the 2013 Omnibus Incentive Plan in conjunction with a consulting agreement entered into by the Company for advisory services on September 13, 2012.

On January 1, 2013, the Company granted and issued a firm a restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 112,500 shares of the Company’s common stock at a price of $1.23 per share.  Additionally, the firm is to receive 87,500 shares of the Company’s common stock monthly during the period of April 1, 2013 through September 1, 2013 for a total of 787,500 shares under the 2013 Omnibus Incentive Plan in conjunction with a consulting agreement entered into by the Company for advisory services on September 10, 2012.

On January 11, 2013 the Company entered into an employment agreement with an individual to serve as member of the Company’s Board of Directors for a period of three years.  As part of his compensation, the Company issued 50,000 shares of its common stock at a $1.49 per share and issued an option to purchase 12,000 shares of its common stock at a price of a $1.50 per share under the Company’s 2013 Omnibus Incentive Plan.  The option vests in full as of January 11, 2015 and expires on January 11, 2018.

On January 14, 2013 the Company entered into a consulting agreement with a firm to provide strategic planning services for a year.  As part of the firm’s fee, the Company issued 250,000 shares of its common stock at a price of $1.49.

On January 28, 2013, the Company initiated a private offering of our common stock at $.50 per share to “accredited investors”, as defined, (“Investors”) for which the minimum investment for all Investors shall be $500,000.  In addition, each Investor shall receive a warrant to purchase a like number of shares of its common stock at $2.25 per share for a period of three years from the purchase date of the shares under the offering.

On February 5, 2013, the Company entered into a binding memorandum of understanding with a firm to develop application software.  As part of its fee, the firm was issued 113,636 shares of the Company’s common stock at a price of $1.32 per share.  This fee is recorded as Other Assets on the Company’s balance sheet as of March 31, 2013.

During the period of January 28, 2013 through March 11, 2013 in conjunction with this offering, the Company received $1,958,069, net of issuance costs and issued 4,790,000 shares of its common stock and warrants to purchase 4,790,000 shares of our common stock at $2.25 per share, to 13 accredited investors which expires three years from date of issuance.

On March 8, 2013, the Company entered into a contract with a firm to provide investor relations consulting services. The Company issued 150,000 shares of its common stock under the 2013 Omnibus Incentive Plan at $1.28 per share covering the six month period ended September 8, 2013.  The Company may issue an additional 150,000 shares of its common stock on the six month anniversary date of the agreement if the firm has completely performed the services called for in the agreement.

On December 3, 2012, the Company entered into consulting agreement with a firm to provide financial advisory services commencing in January 2013.  In conjunction with this agreement, the Company issued 21,393 shares of its common stock at an average price of $1.40 per share during the three months ended March 31, 2013.

In conjunction with a consulting agreement which the Company entered into on December 10, 2012 with a firm, the Company issued 11,384 shares of its common stock to the firm for consulting services at an average price of $1.49 per share for services rendered during the three months ended March 31, 2013.

In conjunction with a social media marketing agreement entered into by the Company on December 19, 2012, the Company issued 10,796 shares of its common stock at average price of $1.39 per share as a fee for the three months ended March 31, 2013.

In conjunction with a consulting agreement with a firm for business development services entered into by the Company on August 15, 2012, the Company issued 10,696 shares of its common stock to the firm at an average price of $1.40 during the three months ended March 31, 2013.  Additionally, the Company settled an account payable with the firm by issuing 60,993 shares of its common stock at $1.40 per share, resulting in a loss upon settlement of $47,856.

Compensation expense related to common stock issued for the three months ended March 31, 2013 and 2012 were $461,392 and $450,000 respectively.

9. RELATED PARTY

The Company paid commissions to a company that is owned by its Chief Executive Officer amounting to $0, $8,500 and $86,000 for the three months ended March 31, 2013 and 2012, and for the period from September 3, 2009 (inception) through March 31, 2013, respectively, for business development related to installations of EV charging stations by the Company in accordance with a two-year support services contract that was in place prior to the CEO’s employment.

The Company incurred no accounting and tax service fees for the three months ended March 31, 2013 and 2012 and $68,913 for the period from September 3, 2009 (inception) through March 31, 2013 provided by a company that is partially owned by the Company’s Chief Financial Officer.

On March 29, 2012, the Company entered into a patent license agreement with a stockholder of the Company and a related party under common ownership.  Under terms of the agreement, the Company has agreed to pay royalties to the licensors equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or use of the licensed products and licensed processes.  As of March 31, 2013, the Company has not paid any royalty fees related to this agreement.

10. COMMITMENTS

The Company has entered into several contracts that obligate it to future office space lease payments and consulting contracts for financial and investor relations services. The following is a summary of these commitments:

a.
On May 4, 2012, the Company entered into a 39 month lease for 4,244 square feet of office space in Miami Beach, Florida commencing as of March 1, 2012. The lease requires a security deposit of $33,952 and initial annual minimum rental payment of $135,808 with annual increase of approximately 3% over the life of the lease and a rent holiday for the first three months of the lease.  The lease contains one-three year option to renew based upon notice as defined by the lease at prevailing rates at such time.  The deferred rent on the Condensed Consolidated Balance Sheet at September 30, 2012 represents the excess of the minimum monthly straight line payments over the life of the lease over the actual lease payments made as of March 31 2013 and December 31, 2012 respectively.

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

Total rent expense for the three months ended March 31, 2013 and March 31, 2012 and for the period from September 3, 2009 (inception) through March 31, 2013 was $44,954, $2,468 and $346,770, respectively.

Future minimum monthly rental commitments relating to the Miami Beach and San Jose leases are as follows as of March 31, 2013:

Year	Amount
2014	$179,614
2015	184,898
2016	25,695
Total	$390,207

b.
Pursuant to the terms of the amendment of March 30, 2012 master agreement, the Company has committed to purchase 500 charging stations over the year, at prices ranging from $2,500 to $2,700 per unit. If the Company fails to take delivery of the total specified number units, it will be responsible for reimbursement of certain price discounts on units previously received. As of December 31, 2012, the Company has purchased 90 units under this master agreement. In the opinion of the Company’s management, the vendor has not performed in accordance with the terms of the master agreement. As of March 31, 2013, the ultimate resolution of this matter is unknown.

c.
The Company has a lawsuit pending for past due fees due to a consulting firm in the amount of $41,000.  Although the outcome of this matter is uncertain, the Company has reserved for this amount in accounts payable and accrued expenses at December 31, 2011 and September 30, 2012.

d.
In October 2012, a former officer and director of the Company resigned his position from the Company and filed a claim with the California Labor Board (“Labor Board”) relating to certain compensatory matters.  As of March 31, 2013, the matter was due to be scheduled for a hearing before the Labor Board.  While the parties were in settlement negotiations, said negotiations rendered no result.

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

Acquisitions

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

350Green Acquisition

On April 22, 2013 (the “Closing Date”), the Company entered into an addendum (the “Addendum”) to an equity exchange agreement, dated March 8, 2013 (the “Exchange Agreement ”), by and among the Company, 350 Holdings, LLC, a Florida limited liability company (“CCGI Sub”), 350 Green, LLC, a Virginia limited liability company (“350 Green”), Mariana Gerzanych (“Gerzanych”), and Timothy Mason (“Mason” and, together with Gerzanych, the “350 Members”) for the acquisition of 350 Green.

350 Green operates a scalable network of plug-in electric vehicle (“EV”) charging stations across the U.S. It distributes its stations by partnering with retail hosts at select, high-traffic shopping centers and other places where EV drivers live and work, to create an expansive and convenient network of EV charging locations.

Pursuant to the Addendum, the Company (through CCGI Sub) acquired all the membership interests of 350 Green from the 350 Members in exchange for $1,250,000 of which: (a) $750,000 was paid in the form of 604,838 unregistered shares of the Company’s common stock, par value $0.001 (such shares, the “Exchange Shares”), and (b) $500,000 was paid in the form of a promissory note (the “Promissory Note”) payable to the 350 Members (the “Equity Exchange”). The Promissory Note does not bear interest and is payable in the following installments: (i) a payment of $10,000 on the Closing Date, (ii) an additional $10,000 payment on the thirty (30) day anniversary of the Closing Date, and (iii) monthly installments in the amount of $20,000 thereafter until paid in full.

In connection with the Equity Exchange, the Company entered into a right of first refusal agreement (the “ROFR Agreement”) between the Company and the 350 Members pursuant to which the Company obtained a right of first refusal to participate in any and all EV charging and infrastructure related business opportunities presented to the 350 Members for one (1) year following the Closing Date. If the Company participates in business opportunities presented to it by the 350 Members pursuant to the ROFR Agreement that results in the Company installing EV charging stations (each an “EV Station”), the Company shall pay the 350 Members $250 for the first station, $125 for each additional EV Station, and 1% of any revenues generated by each EV Station for five (5) years from date of installation. The 350 Members are not currently, and will not be, affiliated with, nor employees of, the Company in any way in the future.

On October 19, 2010, 350 Green was awarded a grant from the City of Chicago to install and maintain an EV charging network throughout the city pursuant to a grant agreement (the “Grant”). On or about June 14, 2012, the City of Chicago delivered a Notice of Default to 350 Green citing, among other deficiencies, that all work had stopped on the Grant project because of 350 Green’s failure to pay its subcontractors and that 350 Green had made misrepresentations with regard to such payments and financial obligations. On February 5, 2013, the Company and the City of Chicago accepted a Preliminary Terms of Approval of Transfer of Grant Agreement (the “Terms of Approval”) that set forth (i) that the Company will be allowed to receive assignment of the Grant if it, among other criteria, settles all of the outstanding claims by the unpaid subcontractors and finishes the Grant project pursuant to a revised scope and budget and (ii) that the City of Chicago will release 350 Green and the Company from any and all liability with respect to misrepresentations regarding payments and financial obligations made by 350 Green prior to the Closing Date. The 350 members will not receive a release as part of this settlement with the City of Chicago.

On March 1, 2013, the City of Chicago delivered approval of the Equity Exchange (the “Chicago Approval”).

On April 22, 2013, the Company acquired 350 Green, and 350 Green became a wholly-owned subsidiary of CCGI Sub.

 Pending the finalization of a third party valuation, the following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the closing date:

April 22, 2013
Fixed assets, net	$3,979,381
Amortizable intangible assets	2,915,000
Current liabilities	(4,170,365)
Deferred revenue	(4,078,414)
Net identifiable liabilities	(1,354,398)
Goodwill	2,604,398
Total consideration given	$1,250,000

Equity Issuances

On February 19, 2013, the Company retained an individual to serve on the Company’s Board of Directors for three years subject to the Board of Directors approval.  As part of the agreement and the individual’s compensation, the Company was obligated to issue him 50,000 shares of the Company’s common stock valued at $71,000 under the 2012 Omnibus Plan.  As the Company’s Board of Directors did not approve his appointment to the Board of Directors until April 3, 2013 in conjunction with the Company’s acquisition of EV Pass LLC, at which time he was issued 50,000 shares of common stock at $1.42 per share and options to purchase 12,000 shares at $1.19 per share which vest two years from date of grant and expire five years from date of grant. Both shares and options were issued from the 2013 Omnibus Incentive Plan.

As part of its strategy to acquire 350Green LLC, the Company issued an aggregate of 107,513 shares of its common stock at $1.19 per share to a creditor and its counsel to purchase the creditor’s accounts receivable from 350Green LLC.

During the period of April 1, 2013 through May 15, 2013, the Company in connection with a grant dated January 1, 2013 issued a firm shares restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 45,833 shares of the Company’s common stock at an average price of $1.27 per share for advisory services rendered during said period based on an agreement entered into on September 13, 2012.

During the period of April 1, 2013 through May 15, 2013, the Company in connection with a grant dated January 1, 2013, issued a firm a restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 175,000 shares of the Company’s common stock at an average price of $1.30 per share for advisory services rendered during said period based on an agreement entered into on September 10, 2012.

During the period of April 1, 2013 through May 15, 2013, in conjunction with a consulting agreement which the Company entered into on December 10, 2012 with a firm, the Company issued 19,634 shares of its common stock to the firm for consulting services at an average price of $1.30 per share for services rendered during said period.

During the period of April 1, 2013 through May 15, 2013, in conjunction with a social media marketing agreement entered into by the Company on December 19, 2012, the Company issued 7,765 shares of its common stock at average price of $1.29 per share as a fee for said period.

During the period of April 1, 2013 through May 15, 2013, in conjunction with a consulting agreement with a firm for business development services entered into by the Company on August 15, 2012, the Company issued 7,550 shares of its common stock to the firm at an average price of $1.32 during said period.

Litigation Matters

On April 10, 2013, the Company filed a lawsuit against certain parties alleging breach of the terms of an equity exchange agreement.  On April 22, 2013, the litigation settled, and the case was subsequently dismissed by the Court on April 23, 2013.  The matter has been more fully discussed in Item 8.01- Other Matters on the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on May 9, 2013.

On April 25, 2013, the Company filed a lawsuit against certain parties, alleging tortious interference of a business relationship, relating to one of the Company’s recent acquisitions. The Company is evaluating whether to amend it current complaint against the defendants to seek additional damages.  The matter has been more fully discussed in Item 8.01- Other Matters on the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on May 9, 2013.

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

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2013.

Overview

We are a nationwide provider of electric vehicle (“EV”) charging services. We currently provide comprehensive turnkey EV charging services to commercial, residential, and municipal property owners. These services enable EV drivers to recharge their EVs where they live, work, and play.

Our current service offerings are designed to accelerate the adoption of public EV charging services. Our complete turnkey service enables property owners to rollout EV charging services on their properties with no capital outlay in return for long-term service contracts. We pay for all equipment, installation, maintenance and related services. We believe that this innovative amenity increases property value, retains current tenants, and attracts new tenants.

We have more than 85 strategic partnerships across multiple business sectors, including multifamily residential and commercial properties, parking garages, shopping malls, retail centers, and municipalities.  Our strategic partners own or manage a total of over 8 million parking spaces and include, but are not limited to Walgreens, Simon Property Group, Sears, Intel, Ace Parking, Central Parking, Equity One, Equity Residential, Icon Parking, Rapid Parking, Related Properties, USA Parking, Pennsylvania Department of Environmental Protection, City of Miami Beach (FL), City of Hollywood (FL), and City of Santa Clara (CA).

Our revenues are primarily derived from hardware sales, public EV charging services and government grants and rebates. We set our EV charging fees based on a variety of factors, including local electricity tariffs, location, and competitive services and alternative fuels.  EV charging fees are set on an hourly rate or a per kilowatt-hour rate. We are also implementing subscription plans to include electricity for single-family homes, multifamily residential, and our public charging locations.

On March 28, 2013, we purchased 48 fast chargers from Aerovironment at an aggregate cost of $792,912.  The Company entered into joint marketing agreement with Nissan North America for which among other matters requires us to build, own, operate and maintain a network of 48 fast chargers throughout the United States and create an auto dealer network promotion and referral program so as to facilitate sales of electric vehicles to their potential customers. Revenue received from the agreement on March 29, 2013, $782,880 is deferred and recognized ratably over the three year life of the chargers upon installation.  We are required to install the network by December 31, 2013.

We are able to facilitate the purchase of EV charging stations through its wholly owned subsidiary, eCharging Stations, LLC. The installation and maintenance of the EV charging equipment is subcontracted through approved local vendors, and are competitively bid to maintain the lowest installation and on-going costs possible.  The use of the stations is not anticipated in any significant volume until sometime after the second half of 2014, when it is anticipated additional automobile manufacturers are scheduled to mass produce and sell electric vehicles to the public.

By March 31, 2013, we had entered into contracts to provide charging services on third party premises, “Provider Agreements”, with 64 entities and completed installation of 328 charging units (“EV Devices”).  These do not include EV Devices procured in conjunction with the Synapse and 350Green acquisitions subsequent to March 31, 2013.

We generally have acquired charging stations from Coulomb Technologies Inc., but consistent with its policy and business plan, continuously reviews the availability of acquiring EV Devices from other manufacturers.

Pursuant to our business plan, to stimulate growth, control cash-flow and minimize costs, we have implemented a policy of both acquiring leads to property owners for Provider Agreements through independent contractors and the utilization of in-house personnel in pursuit of Provider Agreements. Our executives accordingly, are employed to close and maintain Provider Agreements and relationships, in addition to those who coordinate installations and operations of EV charging stations.

Results of Operations

The results of operations include the operations of Beam Charging LLC for the period of February 26, 2013, the acquisition date, through March 31, 2013.

For the three months ended March 31, 2013 and 2012

Revenues

We have generated revenues of $10,576 from service fees related to installed EV Charging Stations for the three months ended March 31, 2013 as compared to $2,605 in service fees for the three months ended March 31, 2012.  While our primary strategy is to earn revenue through the installation and maintenance of EV Charging Stations, we will sell EV Charging Stations on occasions when the opportunity presents itself.  During 2012, we received a grant and a rebate totaling $59,988 to defray the cost of equipment and installation of 13 charging stations during 2012 from two governmental entities. The rebate and grant are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. As a result we amortized $4,999 into revenue during the three months ended March 31, 2013.  We intend to vigorously seek additional grants, rebates, subsidies and equipment manufacturer incentives as a cost effective means of reducing our capital investment in the purchase and installation of charging stations.  We did not derive any revenue from grants or rebates during the three months ended March 31, 2012

Operating Expenses

Operating expenses selling, marketing and advertising, payroll, administrative, finance and professional expenses.

Compensation expense increased by $490,074 from $528,779 for the three months ended March 31, 2012 to $1,018,853 for the three months ended March 31, 2012.  The increase was attributable to stock option compensation expense resulting from option grants under our 2012 Omnibus Incentive Plan and increased payroll costs as result of an increase in employee headcount..

Other operating expenses increased by $8,042 from $124,808 for the three months ended March 31, 2012 to $132,850 for the three months ended March 31, 2013.  The increase was attributable to an increase in rent expense offset by a decrease in travel expenses.

General and administrative expenses decreased by $20,858 from $881,383 for the three months ended March 31, 2012 to $860,525 for the three months ended March 31, 2013.  The decrease was primarily as a result of a decrease in investor relations and professional fees offset by an increase in depreciation expense related to the installations during the three months ended March 31, 2013 and the Beam depreciation expense for the period of February 26, 2013 through March 31, 2013.

Operating Loss

Our operating loss for the three months ended March 31, 2013 increased by $467,489 as compared to the three months ended March 31, 2012 from $1,532,773 in 2012 to $2,000,262 in 2013 primarily as a result of an increase in compensation expenses and other operating expenses offset by an increase in gross profit and a decrease in general and administrative expenses.

Other Income (Expense)

Other (expense) increased by $222,766 from $33 for the three months ended March 31, 2012 to $222,799 for the three months ended March 31, 2013.  The increase was attributable to the amortization of debt discount of $117,992 associated with the convertible notes outstanding, a $47,856 loss sustained by issuing shares of common stock in settlement of an account payable, a loss of $46,701 upon repayment of convertible notes payable and an increase in interest expense.

Net Income (Loss)

Our net loss for the three months ended March 31, 2013 increased by $690,255 to $2,223,061 as compared to $1,532,806 for the three months ended March 31, 2012.  The increase was attributable to a net increase in operating expenses of $476,458 and an increase in other expense of $222,766 offset by an increase in gross profit of $8,968.

Period from September 3, 2009 (date of inception) through March 31, 2013

Our cumulative net loss since inception, $21,163,488, including non-cash charges of $12,726,912 (which includes the fair value of warrants, options and common stock issued for services and compensation) primarily consisting of consulting, professional fees and public relations fees is attributable to the fact that we have not derived significant revenues from our operations to offset our business development expenses.  Although auto manufacturers have initiated EV sales in the United States and that year over year increases in the number of Plug-in Electric Vehicles sold from 2012 to 2013 should lead to production of greater revenues, manufacture and demand of electric vehicles that will require utilization of our services, the demand is not anticipated to be widespread until the second half of 2014; this gives us adequate time to develop its distribution plan and additional capital sources.

Liquidity and Capital Resources

During the three months ended March 31, 2013, we have financed our activities from operations and from the sales of our capital stock.  A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as personnel, office expenses and various consulting and professional fees.

For the three months ended March 31, 2013 and 2012, we provided cash of $228,298 in 2013 and used cash of $1,036,694 for operations and used $5,991,556 since inception.  Such cash use and accumulated losses have resulted primarily from costs related to various personnel, consulting and professional fees.  During the three months ended March 31, 2013, cash used for investing activities consisted of $859,547 for purchases of electric vehicle charging stations and our investment in Beam LLC of $171,075 as compared with $199,498 for the three months ended March 31, 2012. Cash provided by financing activities for the three months ended March 31, 2013 was $1,809,097 of which $1,958,069 was from the sale of shares of our common stock, net of issuance costs, the repayment of $146,000 of convertible notes and the repayment of the auto loan of $2,972 as compared to $1,500,000 provided by net proceeds from the sale of shares of our common stock and preferred stock for the three months ended March 31, 2012. The net increase in cash during the three months ended March 31, 2013 was $1,006,773 as compared with a net increase of $251,745 for the three months ended March 31, 2012.

Since inception, we have used cash for investing activities of $2,400,948 for the purchase of EV charging stations, office and computer equipment, an automobile and other assets.  We have received cash provided by financing activities of notes payable of $150,000, and $9,173,417, net of issuance costs, primarily from sales of shares of our common and Series B Convertible Preferred stock.

At March 31, 2013, we had $1,020,189 in cash resources to meet current obligations. Although there can be no assurance, management believes that we have sufficient resources to fund our operations through at least March 31, 2014.

Subsequent Events

Acquisitions

Synapse Acquisition

On April 3, 2013 (the “Closing Date”), we, entered into an equity exchange agreement (the “Exchange Agreement”) by and among us, EV Pass, LLC, a New York limited liability company (“EV Pass”) and Synapse Sustainability Trust, Inc., a New York non-profit corporation (“Synapse”) pursuant to which we acquired from Synapse (i) all of the outstanding membership interests in EV Pass;  (ii) the right to operate, maintain and receive revenue from 68 charging stations located throughout Central New York State (“CNY”) in exchange for 671,141 shares (the “Exchange Shares”) of our common stock, par value $0.001 (the “Common Stock”); and (iii) title to the registered trademark “EV Pass” (the “Equity Exchange”).

As part of the Equity Exchange, we made a payment of $100,000 to Synapse, of which $25,000 was paid on the Closing Date and $75,000 was issued in the form of a promissory note (the “Promissory Note”). The Promissory Note does not bear interest and is payable in three installment payments of $25,000 on each subsequent three month anniversary of the Closing Date.

On the Closing Date, the parties also executed (i) a Revenue Sharing Agreement wherein we agreed to pay Synapse 3.6% of the net revenues earned from all current and future charging units installed at any of the 68 CNY locations and (ii) a Bleed-Out Agreement pursuant to which Synapse agreed to limit its total daily trading of the Common Stock to no more than 5% of the total daily trading volume of the Company’s shares.

350Green Acquisition

On April 22, 2013 (the “Closing Date”), we entered into an addendum (the “Addendum”) to an equity exchange agreement, dated March 8, 2013 (the “Exchange Agreement ”), by and among us, 350 Holdings, LLC, a Florida limited liability company (“CCGI Sub”), 350 Green, LLC, a Virginia limited liability company (“350 Green”), Mariana Gerzanych (“Gerzanych”), and Timothy Mason (“Mason” and, together with Gerzanych, the “350 Members”) for the acquisition of 350 Green.

350 Green operates a scalable network of plug-in electric vehicle (“EV”) charging stations across the U.S. It distributes its stations by partnering with retail hosts at select, high-traffic shopping centers and other places where EV drivers live and work, to create an expansive and convenient network of EV charging locations.

Pursuant to the Addendum, we (through CCGI Sub) acquired all the membership interests of 350 Green from the 350 Members in exchange for $1,250,000 of which: (a) $750,000 was paid in the form of 604,838 unregistered shares of our common stock, par value $0.001 (such shares, the “Exchange Shares”), and (b) $500,000 was paid in the form of a promissory note (the “Promissory Note”) payable to the 350 Members (the “Equity Exchange”). The Promissory Note does not bear interest and is payable in the following installments: (i) a payment of $10,000 on the Closing Date, (ii) an additional $10,000 payment on the thirty (30) day anniversary of the Closing Date, and (iii) monthly installments in the amount of $20,000 thereafter until paid in full.

In connection with the Equity Exchange, we entered into a right of first refusal agreement (the “ROFR Agreement”) between us and the 350 Members pursuant to which we obtained a right of first refusal to participate in any and all EV charging and infrastructure related business opportunities presented to the 350 Members for one (1) year following the Closing Date. If we participate in business opportunities presented to it by the 350 Members pursuant to the ROFR Agreement that results in our installing EV charging stations (each an “EV Station”), we shall pay the 350 Members $250 for the first station, $125 for each additional EV Station, and 1% of any revenues generated by each EV Station for five (5) years from date of installation. The 350 Members are not currently, and will not be, affiliated with, nor employees of, our Company in any way in the future.

On October 19, 2010, 350 Green was awarded a grant from the City of Chicago to install and maintain an EV charging network throughout the city pursuant to a grant agreement (the “Grant”). On or about June 14, 2012, the City of Chicago delivered a Notice of Default to 350 Green citing, among other deficiencies, that all work had stopped on the Grant project because of 350 Green’s failure to pay its subcontractors and that 350 Green had made misrepresentations with regard to such payments and financial obligations. On February 5, 2013, the City of Chicago and ourselves accepted a Preliminary Terms of Approval of Transfer of Grant Agreement (the “Terms of Approval”) that set forth (i) that the we will be allowed to receive assignment of the Grant if it, among other criteria, settles all of the outstanding claims by the unpaid subcontractors and finishes the Grant project pursuant to a revised scope and budget and (ii) that the City of Chicago will release 350 Green and ourselves from any and all liability with respect to misrepresentations regarding payments and financial obligations made by 350 Green prior to the Closing Date. The individual members of 350 Green will not receive a release as part of this settlement with the City of Chicago.

On March 1, 2013, the City of Chicago delivered approval of the Equity Exchange (the “Chicago Approval”).

On April 22, 2013, we acquired 350 Green, and 350 Green became a wholly-owned subsidiary of CCGI Sub.

Equity Issuances

On February 19, 2013, the Company retained an individual to serve on the Company’s Board of Directors for three years subject to the Board of Directors approval.  As part of the agreement and the individual’s compensation, the Company was obligated to issue him 50,000 shares of the Company’s common stock valued at $71,000 under the 2012 Omnibus Plan.  As the Company’s Board of Directors did not approve his appointment to the Board of Directors until April 3, 2013 in conjunction with the Company’s acquisition of EV Pass LLC, at which time he was issued 50,000 shares of common stock at $1.42 per share and options to purchase 12,000 shares at $1.19 per share which vest two years from date of grant and expire five years from date of grant. Both shares and options were issued from the 2013 Omnibus Incentive Plan.

As part of its acquisition of 350Green LLC, the Company issued an aggregate of 107,513 shares of its common stock at $1.19 per share to third parties to pay off debt owed to these parties by 350Green LLC.

During the period of April 1, 2013 through May 15, 2013, the Company in connection with a grant dated January 1, 2013 issued a firm shares restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 45,833 shares of the Company’s common stock at an average price of $1.27 per share for advisory services rendered during said period based on an agreement entered into on September 13, 2012.

During the period of April 1, 2013 through May 15, 2013, the Company in connection with a grant dated January 1, 2013, issued a firm a restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 175,000 shares of the Company’s common stock at an average price of $1.30 per share for advisory services rendered during said period based on an agreement entered into on September 10, 2012.

During the period of April 1, 2013 through May 15, 2013, in conjunction with a consulting agreement which the Company entered into on December 10, 2012 with a firm, the Company issued 19,634 shares of its common stock to the firm for consulting services at an average price of $1.30 per share for services rendered during said period.

During the period of April 1, 2013 through May 15, 2013, in conjunction with a social media marketing agreement entered into by the Company on December 19, 2012, the Company issued 7,765 shares of its common stock at average price of $1.29 per share as a fee for said period.

During the period of April 1, 2013 through May 15, 2013, in conjunction with a consulting agreement with a firm for business development services entered into by the Company on August 15, 2012, the Company issued 7,550 shares of its common stock to the firm at an average price of $1.32 during said period.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure controls and procedures

An evaluation was conducted by the Company’s principal executive officer and principal financial officer  of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s controls and procedures were ineffective as of March 31, 2013 to ensure that information required to be disclosed in the reports that the registrant files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. If the Company develops new business or engages or hires a new chief financial officer or similar financial expert, the Company intends to review its disclosure controls and procedures.

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

Changes in internal controls over financial reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The Company has a lawsuit pending for past due fees due to a consulting firm in the amount of $41,000.  Although the outcome of this matter is uncertain, the Company has reserved for this amount in accounts payable and accrued expenses at March 31, 2013 and December 31, 2012.
In March and April 2012, a former officer and director of the Company filed declaratory actions against the Company relating to compensatory matters, certain warrant exercise rights and the termination of his employment.  These actions have subsequently been settled out of court.

In October 2012, a former officer and director of the Company resigned his position from the Company and filed a claim with the California Labor Board (“Labor Board”) relating to certain compensatory matters.  As of March 31, 2013, the matter was due to be scheduled for a hearing before the Labor Board.  While the parties were in settlement negotiations, said negotiations rendered no result.

On April 10, 2013, the Company filed a lawsuit against certain parties alleging breach of the terms of an equity exchange agreement.  On April 22, 2013, the litigation settled, and the case was subsequently dismissed by the Court on April 23, 2013.

On April 25, 2013, the Company filed a lawsuit against certain parties, alleging tortious interference of a business relationship, relating to one of the Company’s recent acquisitions. The Company is evaluating whether to amend it current complaint against the defendants to seek additional damages.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2013, the Company granted and issued a firm a restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 137,499 shares of the Company’s common stock at a price of $1.35 per share for services rendered during the three months ended March 31, 2013.  Additionally, the firm is to receive 45,833 shares of the Company’s common stock monthly during the period of April 13, 2013 through September 13, 2013 for a total of 412,497 shares under the 2013 Omnibus Incentive Plan in conjunction with a consulting agreement entered into by the Company for advisory services on September 13, 2012.

On January 1, 2013, the Company granted and issued a firm a restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 112,500 shares of the Company’s common stock at a price of $1.23 per share.  Additionally, the firm is to receive 87,500 shares of the Company’s common stock monthly during the period of April 1, 2013 through September 1, 2013 for a total of 787,500 shares under the 2013 Omnibus Incentive Plan in conjunction with a consulting agreement entered into by the Company for advisory services on September 10, 2012.

On January 11, 2013 the Company entered into an employment agreement with an individual to serve as member of the Company’s Board of Directors for a period of three years.  As part of his compensation, the Company issued 50,000 shares of its common stock at a $1.49 per share and issued a warrant to purchase 12,000 shares of its common stock at a price of a $1.50 per share under the Company’s 2013 Omnibus Incentive Plan.  The option vests in full as of January 11, 2015 and expires on January 11, 2018.

On January 14, 2013 the Company entered into a consulting agreement with a firm to provide strategic planning services for a year.  As part of the firm’s fee, the Company issued 250,000 shares of its common stock at a price of $1.49.

On February 5, 2013, the company entered into a binding memorandum of understanding with a firm to develop application software.  As part of its fee, the firm was issued 113,636 shares of the Company’s common stock at a price of $1.32 per share.  This fee is recorded as Other Assets on the Company’s balance sheet as of March 31, 2013.

On March 8, 2013, the Company entered into a contract with a firm to provide investor relations consulting services. The Company issued 150,000 shares of its common stock under the 2013 Omnibus Incentive Plan at $1.28 per share covering the six month period ended September 8, 2013.  The Company may issue an additional 150,000 shares of its common stock on the six month anniversary date of the agreement if the firm has completely performed the services called for in the agreement.

On December 3, 2012, the Company entered into consulting agreement with a firm to provide financial advisory services commencing in January 2013.  In conjunction with this agreement, the Company issued 21,393 shares of its common stock at an average price of $1.40 per share during the three months ended March 31, 2013.

In conjunction with a consulting agreement which the Company entered into on December 10, 2012 with a firm, the Company issued 11,384 shares of its common stock to the firm for consulting services at an average price of $1.49 per share for services rendered during the three months ended March 31, 2013.

In conjunction with a social media marketing agreement entered into by the Company on December 19, 2012, the Company issued 10,796 shares of its common stock at average price of $1.39 per share as a fee for the three months ended March 31, 2013.

In conjunction with a consulting agreement with a firm for business development services entered into by the Company on August 15, 2012, the Company issued 10,696 shares of its common stock to the firm at an average price of $1.40 during the three months ended March 31, 2013.  Additionally, the Company settled an account payable with the firm by issuing 60,993 shares of its common stock at $1.40 per share, resulting in a loss upon settlement of $47,856.

On February 19, 2013, the Company retained an individual to serve on the Company’s Board of Directors for three years subject to the Board of Directors approval.  As part of the agreement and the individual’s compensation, the Company was obligated to issue him 50,000 shares of the Company’s common stock valued at $71,000 under the 2013 Omnibus Plan.  As the Company’s Board of Directors did not approve his appointment to the Board of Directors until April 3, 2013 in conjunction with the Company’s acquisition of EV Pass LLC, at which time he was issued 50,000 shares of common stock at $1.42 per share and options to purchase 12,000 shares at $1.19 per share which vest two years from date of grant and expire five years from date of grant. Both shares and options were issued from the 2013 Omnibus Incentive Plan.

As part of its acquisition of 350Green LLC, the Company issued an aggregate of 107,513 shares of its common stock at $1.19 per share to third parties to pay off debt owed to these parties by 350Green LLC.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

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

CAR CHARGING GROUP, INC.

	By:	/s/ Michael D. Farkas
Date: May 20, 2013		Michael D. Farkas Chief Executive Officer (Duly Authorized and Principal Executive Officer)

Date: May 20, 2013	By:	/s/ Jack Zwick
Jack Zwick Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)