Form 10-Q
period 2013-06-30
Car Charging Group, Inc.
filed 2013-08-20
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

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

As of August 17, 2013: 56,319,360 shares of common stock, $0.001 par value were issued and outstanding.

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
June 30, 2013

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
June 30, 2013

Index to Financial Statements

FINANCIAL STATEMENTS	Page #

Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	2

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2013 and 2012 (Unaudited)	3

Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2013 and 2012 and for the Period from September 3, 2009 (Inception) through June 30, 2013 (Unaudited)	4

Condensed Consolidated Statements of Stockholders’ Equity from December 31, 2011 through June 30, 2013 (Unaudited)	5

Condensed Consolidated Statements of Cash flows for the Six Months Ended June 30, 2013 and 2012 and for the Period from September 3, 2009 (Inception) through June 30, 2013 (Unaudited)	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	DECEMBER 31,
	2013	2012
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$165,165	$13,416
Advanced commissions	349,250	300,750
Prepaid expenses and other current assets	655,487	357,312
Total current assets	1,169,902	671,478

FIXED ASSETS
EV charging stations, net of accumulated depreciation of $968,677 and $363,918, respectively	5,852,106	960,234
Automobiles, net of accumulated depreciation of $26,762 and $15,292 respectively	87,931	99,400
Office and computer equipment, net of accumulated depreciation of $42,550 and $26,604, respectively	55,963	36,717
Total fixed assets, net	5,996,000	1,096,351

DEPOSITS	42,265	42,265

INTANGIBLE ASSETS, net	4,022,727	-

GOODWILL	2,725,235	-

OTHER ASSETS	405,814	232,727

TOTAL ASSETS	$14,361,943	$2,042,821

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$324,164	$12,105
Current portion of note payable related party	120,000	-
Convertible note payable-related party, net of discount of $0 and $4,918	-	82
Convertible note, net of discount of $0 and $168,567 respectively	150,000	122,433
Accounts payable and accrued expenses	4,896,058	547,874
Accrued interest- related party	-	5
Stock subscription payable	525,000	-
Warrants payable	187,000	-
Current portion of deferred revenue	2,702,304	19,996
Current portion of deferred rent	11,633	9,731
Total current liabilities	8,916,159	712,226

DEFERRED REVENUE	798,932	34,747

DEFERRED RENT	14,441	20,445

NOTE PAYABLE	245,914	44,836

TOTAL LIABILITIES	9,975,456	812,254

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock, $0.001 par value; 10,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	10,000	10,000

Series B Convertible Preferred Stock, $0.001 par value; 1,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,000	1,000

Common Stock, 500,000,000 shares authorized at $0.001 par value; 51,743,228 and 42,434,705 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	51,743	42,435
Additional paid-in capital	31,127,658	20,117,559
Deficit accumulated during development stage	(26,803,904)	(18,940,427)
TOTAL STOCKHOLDERS' EQUITY	4,386,497	1,230,567

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,361,943	$2,042,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2013	June 30, 2012
Revenues
Service fees	$32,227	$3,410
Grant revenue	32,750	-
Sales	12,762	231,472
TOTAL REVENUE	77,739	234,882

Costs
Cost of services	42,309	1,382
Cost of sales	7,710	187,056
TOTAL COST OF REVENUE	50,019	188,438

Gross profit	27,720	46,444

Operating expenses
Compensation	3,287,420	587,178
Other operating expenses	141,494	179,412
General and administrative	2,032,197	177,561
TOTAL OPERATING EXPENSES	5,461,111	944,151

Loss from operations	(5,433,391)	(897,707)

Other income (expense)
Interest expense, net	(11,234)	(509)
Amortization of discount on convertible debt	(8,791)	-
Provision for warrant liability	(187,000)	-
Total other (expense)	(207,025)	(509)

Loss before income taxes	(5,640,416)	(898,216)

Income tax provision	-	-
Net loss	$(5,640,416)	$(898,216)

Net loss per common share - basic and diluted	$(0.11)	$(0.02)
Weighted average number of common shares outstanding – basic & diluted	51,321,981	40,292,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(UNAUDITED)

			For the Period
			From
	For the Six	For the Six	September 3, 2009
	Months Ended	Months Ended	(Inception) to
	June 30, 2013	June 30, 2012	June 30, 2013
Revenues
Service fees	$42,803	$6,015	$62,345
Grant revenue	37,749	-	43,345
Sales	12,762	231,472	307,978
TOTAL REVENUE	93,314	237,487	413,668

Costs
Cost of services	46,718	1,790	52,971
Cost of sales	7,710	187,056	262,596
TOTAL COST OF REVENUE	54,428	188,846	315,567

Gross profit	38,886	48,641	98,101

Operating expenses
Compensation	4,305,473	1,115,957	15,529,226
Other operating expenses	274,344	304,220	1,553,020
General and administrative	2,892,722	1,058,944	8,946,327
TOTAL OPERATING EXPENSES	7,472,539	2,479,121	26,028,573

Loss from operations	(7,433,653)	(2,430,480)	(25,930,472)

Other income (expense)
Interest expense, net	(21,484)	(542)	(85,483)
Loss on exchange of warrants for common stock	-	-	(485,000)
Amortization of discount on convertible debt	(126,783)	-	(266,609)
Loss on settlement of accounts payable for common stock	(47,856)	-	(47,856)
Loss on payment convertible notes payable	(46,701)	-	(46,701)
Provision for warrant liability	(187,000)	-	(187,000)
Gain on change in fair value of derivative liability	-	-	245,217
Total other (expense)	(429,824)	(542)	(873,432)

Loss before income taxes	(7,863,477)	(2,431,022)	(26,803,904)

Income tax provision	-	-	-

Net loss	$(7,863,477)	$(2,431,022)	$(26,803,904)

Net loss per common share - basic and diluted	$(0.16)	$(0.06)
Weighted average number of common shares outstanding – basic & diluted	48,428,883	39,245,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficit)

								Deficit Accumulated		Total
	Preferred - A	Preferred -A	Preferred -B	Preferred -B	Common	Common	Additional Paid-in	during the Development	Stock Subscriptions	Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Receivable	(Deficit)

Balance at December 31, 2011	10,000,000	$10,000	-	-	$37,384,414	$37,384	$15,557,096	$(13,650,817)	$(999,000)	$954,663

Sale of common stock					2,075,000	2,075	481,228		999,000	1,482,303

Issuance of Preferred Shares			1,000,000	1,000			899,000			900,000

Common stock issued for conversion of convertible notes and accrued interest					1,529,036	1,529	2,294			3,823

Common stock issued for compensation and services					1,171,255	1,172	1,595,141			1,596,313

Common stock issued for director compensation					275,000	275	461,975			462,250

Warrants issued for compensation and services							843,899			843,899

Warrants issued with convertible debt							276,926			276,926

Net loss								(5,289,610)		(5,289,610)

Balance at December 31, 2012	10,000,000	$10,000	1,000,000	$1,000	42,434,705	$42,435	$20,117,559	$(18,940,427)	$-	$1,230,567

Sale of common stock					4,990,000	4,990	430,690			435,680

Issuance of warrants in conjunction with sale of common stock							1,772,320			1,772,320

Common stock issued for compensation and services					1,563,086	1,563	2,049,649			2,051,212

Common stock issued for director compensation					100,000	100	145,400			145,500

Common stock issued for software development					113,636	114	149,886			150,000
Warrants issued for compensation and services							3,307,423			3,307,423

Common stock issued for acquisition					2,541,801	2,541	3,154,731			3,157,272

Net loss								(7,863,477)		(7,863,477)

Balance at June 30, 2013	10,000,000	$10,000	1,000,000	$1,000	51,743,228	$51,743	$31,127,658	$(26,803,904)	$-	$4,386,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

			For the Period from
			September 3, 2009
	For the Six Months Ended		(Inception) to
	June 30,	June 30,	June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,863,477)	$(2,431,022)	$(26,803,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	761,370	93,637	1,179,855
Amortization of discount on convertible notes payable	126,783	-	266,609
Loss on common stock issued in exchange for extinguishment of warrants	-	-	485,000
Gain on change in fair value of derivative liability	-	-	(245,217)
Non-cash compensation
Common stock issued for services and incentive fees	1,837,881	620,230	12,734,339
Warrants and options issued for services and incentive fees	3,307,423	236,651	4,151,322
Loss on settlement of accounts payable for stock	47,856	-	47,856
Loss on repayment of convertible notes payable	46,701	-	46,701
Provision for warrant liability	187,000	-	187,000
Changes in operating assets and liabilities:
Inventory	-	-	(72,768)
Advanced commissions	(48,500)	(77,000)	(349,250)
Deposits	-	(35,821)	(33,957)
Prepaid expenses and other current assets	(24,734)	51,385	(91,937)
Other assets	(24,600)	(32,257)	(30,114)
Accounts payable and accrued expenses	(261,719)	100,573	311,191
Deferred rent	(4,101)	33,972	26,075
Deferred revenue	919,091	-	973,834
Accrued interest-related party	(5)	(40)	4,480
Net Cash Used in Operating Activities	(993,031)	(1,439,692)	(7,212,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office and computer equipment	-	(9,139)	(63,321)
Purchase of accounts receivable	(163,292)	-	(163,292)
Purchase of automobile	-	(50,000)	(50,000)
Purchase of EV stations	(905,502)	(437,154)	(2,162,507)
Cash from acquisitions in excess of amount paid	9,354	-	9,354
Net Cash Used in Investing Activities	(1,059,440)	(496,293)	(2,429,766)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of notes payable	145,000	-	541,000
Proceeds from stock subscription payable	525,000	-	525,000
Proceeds from sale of preferred stock	-	900,000	900,000
Sale of common stock, net of issuance costs	2,208,000	1,360,000	8,523,348
Payment of notes and convertible notes payable	(673,780)	(1,915)	(681,532)
Net Cash Provided by Financing Activities	2,204,220	2,258,085	9,807,816

NET INCREASE IN CASH	151,749	322,100	165,165

CASH AT THE BEGINNING OF PERIOD	13,416	406,859	-
CASH AT END OF PERIOD	$165,165	$728,959	$165,165

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest expenses	$8,735	$517	$10,770
Income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt and accrued interest	$-	$3,823	$577,695
Beneficial conversion feature of notes payable and related warrants issued	$-	$-	$276,926
Inventory reclassified to electric car charging stations	$-	$-	$72,768
Issuance of warrants in consideration of equity investment	$1,195,888	$-	$1,469,585
Debt and accrued interest converted to common stock	$-	$-	$100,691
Common stock issued for settlement of accounts payable	$213,331	$-	$238,331
Note payable for purchase of automobile	$-	$64,693	$64,693
Purchase of software development for common stock	$150,000	$-	$150,000
Issuance of common stock for acquisition	$3,750,000	$-	$3,750,000
Issuance of note payable for acquisition	$1,005,918	$-	$1,005,918

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

During February, 2011, the Shareholders and Board of Directors authorized a decrease of our  issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-fifty (1:50) basis (the “Reverse Stock-Split”).  There was no change to the authorized amount of shares or to the par value. All share and per share amounts included in the consolidated financial statements have been retroactively adjusted to reflect the effects of the Reverse Stock-Split.

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

ACQUISITIONS

The consolidated financial statements consist of CCGI and its wholly-owned subsidiaries, including Beam Charging LLC, EV Pass LLC and 350Green LLC. Beam Charging LLC was acquired on February 26, 2013, EV Pass LLC was acquired on April 3, 2013 and 350Green LLC was acquired on April 22, 2013. Accordingly, the operating results of these businesses are included from their respective acquisition dates. They are collectively referred to herein as the “Company” or “Car Charging.” All intercompany transactions and balances have been eliminated in consolidation.

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

DEVELOPMENT STAGE COMPANY

 The Company is a development stage company as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10 “Development Stage Entities.”  The Company is still devoting substantially all of its efforts on establishing the business and developing revenue generating opportunities through its planned principal operations. In the latter half of 2011, the Company’s principal sales operations began, however the Company has not recognized significant revenues during the subsequent period through June 30, 2013.  All losses accumulated since inceptions have been considered as part of the Company’s development stage activities.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reporting period.  Accordingly, actual results could differ from those estimates.

LIQUIDITY

Historically, the Company has been dependent on debt and equity raised from individual investors to sustain its operations.  The Company’s product has not been placed in enough locations nor have a sufficient number of plug-in electric vehicles been sold that utilize public charging stations to generate significant revenue.  The Company has incurred recurring losses and used cash for operating activities and has negative working capital as of June 30, 2013.  As of June 30, 2013, the Company had an accumulated deficit of $26,803,904.  In addition, as of June 30, 2013, the Company had a net working capital deficit of $7,746,256. These conditions raise substantial doubt about its ability to continue as a going concern.  Management plans include seeking additional equity investments, sale of energy tax credits, and institution of a cost reduction plan.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

EV CHARGING STATIONS

EV charging stations represent the depreciable cost of charging devices that have been installed on the premises of participating owner/operator properties.  They are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three years. Upon sale, replacement or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Condensed Consolidated Statements of Operations.  The Company held approximately $2,120,000 and $218,000 in EV charging stations that were not placed in service as of June 30, 2013 and December 31, 2012, respectively.  The Company will begin depreciating this equipment when installation is substantially complete. Depreciation for the three months and six months ended June 30, 2013 and 2012 and for the period from September 3, 2009 (inception) through June 30, 2013 was $490,151, $54,916, $604,760, $83,384 and $968,677, respectively.

While the Company’s primary strategy is to earn revenue through the installation of EV charging stations, the Company will sell EV charging stations on occasion when the opportunity presents itself.

OFFICE AND COMPUTER EQUIPMENT

Office and computer equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Condensed Consolidated Statements of Operations. Depreciation for the three months and six months ended June 30, 2013 and 2012 and for the period from September 3, 2009 (inception) through June 30, 2013 was $12,078, $3,053, $15,946, $5,673 and $42,550, respectively.

AUTOMOBILES

Automobiles are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of automobiles, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Condensed Consolidated Statements of Operations.  The Company’s electrically-charged enabled automobile was placed in service in May 2012.  Depreciation for the three months and six months ended June 30, 2013 and 2012 and for the period from September 3, 2009 (inception) through June 30, 2013 was $5,734, $3,823 $11,469, $3,823 and $26,761 respectively.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2013 or December 31, 2012.

INTANGIBLE ASSETS

The Company accounts for the fair value of intangible assets acquired as a result of the acquisition transactions completed during the six month period ended June 30, 2013, pending finalization of a valuation, in the following manner :

	Estimated Useful Life
Provider agreements for locations awaiting installation of EV charging stations	7 – 10 years	$3,062,541
Awarded government grants for installation of EV charging stations	Upon invoicing grantor	638,000
Trademark	Indefinite	300,000
Present value of EV charging stations to be acquired in October 2016	Commencing in October 2016 and over the estimated remaining useful life at such time	150,000
Total		$4,150,541
Less: Accumulated amortization		(127,814)
Balance at June 30, 2013		$4,022,727

Amortization expense pertaining to intangible assets over the five year period ending December 31, 2018 and thereafter is as follows:

Year ending December 31,:
2013 (remaining six months)	$373,606
2014	373,606
2015	407,177
2016	626,278
2017	734,307
2018 and thereafter	1,207,753
Total	$3,722,727

GOODWILL

Goodwill represents the premium paid over the fair value of the intangible and net tangible assets acquired in business combinations.  The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes and convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2013 and December 31, 2012.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the Condensed Consolidated Statement of Operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

REVENUE RECOGNITION

The Company  recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  Accordingly, when a customer completes use of a charging station, the service can be deemed rendered and revenue is recognized based on the time duration of the session or the kilowatt hours drawn during the session.  Sales of EV stations are recognized upon shipment to the customer, F.O.B. shipping point.

Governmental grants and rebates pertaining to expense reimbursement are recognized as income when the related expense is incurred.  Government grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the recognition of the related depreciation expense of the related asset over their useful lives.

The Company entered into joint marketing agreement with Nissan North America for which among other matters requires the Company to build, own, operate and maintain a network of 48 fast chargers throughout the United States and create an auto dealer network promotion and referral program so as to facilitate sales of electric vehicles to their potential customers. Revenue received from the agreement on March 29, 2013 of $782,880 is deferred and will be recognized ratably over the life of the chargers, due to inseparable elements.  The multiple deliverables are not separate units of accounting because Nissan North America has not delineated specific amounts of the revenue to particular elements of the agreement.  The Company is required to install the network by December 31, 2013. None of the fast chargers have been installed as of June 30, 2013 and therefore no revenue has been recognized.

For the three months and six months ended June 30, 2013 and 2012 and for the period of September 3, 2009 (inception) through June 30, 2013, the Company recognized $32,750, $0, $37,749, $0 and $43,344, respectively, of grant revenue.

STOCK-BASED COMPENSATION FOR OBTAINING EMPLOYEE SERVICES

Stock based awards granted to employees have been appropriately accounted for as required by ASC topic 718 “Compensation – Stock Compensation” (“ASC topic 718”).  Under ASC topic 718 share based awards are valued at fair value on the date of grant, and that fair value is recognized over the requisite service period.  The Company values its stock based awards using the Black-Scholes option valuation model.

EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“FASB ASC Section 505-50-30”).  Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  The equity instrument is remeasured each reporting period until a measurement date is reached.

ADVERTISING

The Company expenses non-direct advertising as incurred.  Total advertising expense for the three months and six months ended June 30, 2013 and 2012, and for the period from September 3, 2009 (inception) through June 30, 2013 was $0, $75, $0 and $75 and $12,124, respectively.

INCOME TAXES

The Company follows Section 740-10-30 of the FASB ASC, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Condensed Consolidated Statements of Operations in the period that includes the enactment date.  The Company has a deferred tax asset for which a full valuation allowance has been applied as the utilization of such tax benefit is not more likely than not at this time

The Company adopted section 740-10-25 of the FASB ASC (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company has open tax years going back to inception (2009) until 2012 which may be subject to audit.  The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions in interest expense in Company’s Consolidated Statement of Operations.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to section 260-10-45 of the FASB ASC.  Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.

At June 30, 2013, the potentially dilutive securities included 47.5 million shares reserved for the conversion of convertible notes and convertible preferred stock, and the exercise of outstanding warrants and options which were excluded from the calculation of net loss per share as they are anti-dilutive. At June 30, 2012, the potentially dilutive securities included 36.9 million shares reserved for the conversion of convertible preferred stock, and the exercise of outstanding warrants which were excluded from the calculation of net loss per share as they are anti-dilutive.

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

3.             ACQUSITIONS

BEAM LLC ACQUISITION

On February 26, 2013, the Company, entered into an equity exchange agreement (the “Exchange Agreement”) by and among the Company, Beam Acquisition LLC, a Nevada limited liability company and wholly-owned subsidiary of the Company (“Beam Acquisition”), Beam Charging LLC, a New York limited liability company (“Beam”), and Manhattan Charging LLC, a New York limited liability company (“Manhattan Charging”), Eric L’Esperance (“L’Esperance”), and Andrew Shapiro (“Shapiro” and together with Manhattan Charging, L’Esperance and the individual members of Manhattan Charging LLC, the “Beam Members”). The Company had previously entered into an agreement, dated December 31, 2012, (the “Initial Agreement”) with Beam Acquisition and Manhattan Charging, pursuant to which Beam Acquisition acquired all of the outstanding membership interests in Beam in exchange for 1,265,822 restricted shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 (the “Common Stock”) valued at $1,645,569, valued based on the market price on the date of issuance, subject to certain conditions to be met. In the Exchange Agreement and after the conditions had been met, the Company, through Beam Acquisition, further identified the specific terms under which it acquired all of the outstanding membership interests of Beam and Beam became a wholly owned subsidiary of Beam Acquisition (the “Equity Exchange”).

As part of the Equity Exchange, the Company issued an aggregate amount of $461,150 of promissory notes (the “Promissory Notes”) to Manhattan Charging and paid $38,850 in transaction costs. The Promissory Notes accrue interest at a rate of 6% per annum on the aggregate principal amount,  and was paid on April 15, 2013 (the “Maturity Date”).

Prior to the Equity Exchange, the Company entered into an Assignment of Promissory Note (the “Note Assignment”) with certain creditors of Beam (the “Creditors”), pursuant to which the Creditors sold to the Company two certain secured promissory notes (the “Notes”) totaling an aggregate principal amount of $130,000 and accrued interest of $33,292. In connection with the Note Assignment, the Company entered into an Amendment to the Promissory Note (the “Note Amendment”). Pursuant to the Note Amendment, the Notes held by the Company accrue interest at a rate of 8% per annum on the aggregate principal amount, payable on February 26, 2016. The Notes are secured by a lien on and continuing security interest in all of the Beam assets as described in the Note Amendment.

The Company acquired Beam in order to expand its presence in the New York City market and has accounted for the transaction as a business combination.  Pending the finalization of a valuation, the following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the closing date:

February 26, 2013
Cash	$69
Fixed assets, net	489,155
Amortizable intangible assets	1,467,000
Current liabilities	(631,945)
Net identifiable assets	1,324,279
Goodwill	782,440
Total consideration given	$2,106,719

Acquisition related costs consisting of commission expense of $18,000 and legal fees of $20,850 are reflected as compensation and general and administrative expenses, respectively on the statement of operations for the six months ended June 30, 2013.

The fair value of intangible assets pending finalization of a valuation at February 26, 2013 consist of the following:

February 26, 2013
Provider agreements for locations awaiting installation of EV charging stations	$829,000
Awarded government grants for installation of EV charging stations	638,000
$1,467,000

The Exchange Agreement provided for an anti-dilution benefit to former members of Beam whereby until such time as a former member sells or disposes of all of his Company common shares of stock, any Triggering Event, as defined by the Agreement, whereby the issue price of the Company stock is below $1.58 shall cause the Company to issue a warrant to each former member to purchase an additional number of Company common shares at the Triggering Event price so as to preserve such Beam Member’s pre-Triggering Event percentage ownership in the Company.  From an historical perspective, the Company has raised capital through the issuance of stock and issued stock, options and warrants for services and compensation on a frequent basis since inception at various prices, differing vesting periods and differing expiration dates.  The Company has recorded warrants payable and a provision for warrants payable of $187,000 representing the fair value of the warrants, based on the Black Scholes valuation model, that would have been issued based on the Triggering Events occurring during the period of February 26, 2013 through June 30, 2013.  The Company can not estimate how long the former members will hold their stock, what market conditions will be when stock is sold and or when stock, options or warrants will be issued and under what terms of issuance as of the date of the acquisition.  It is for those reasons, that the Company can not estimate the amount of additional  consideration associated with the anti-dilution benefit.  The Company will continue to record warrants payables based on the occurrence of Triggering Events.

Synapse Acquisition

On April 3, 2013 (the “Closing Date”), the Company, entered into an equity exchange agreement (the “Exchange Agreement”) by and among the Company, EV Pass, LLC, a New York limited liability company (“EV Pass”) and Synapse Sustainability Trust, Inc., a New York non-profit corporation (“Synapse”) pursuant to which the Company acquired from Synapse (i) all of the outstanding membership interests in EV Pass;  (ii) the right to operate, maintain and receive revenue from 68 charging stations located throughout Central New York State (“CNY”) in exchange for 671,141 shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 (the “Common Stock”) valued at $791,946 valued based on the market value on the issuance date of the stock; and (iii) title to the registered trademark “EV Pass” (the “Equity Exchange”).

As part of the Equity Exchange, the Company made a cash payment of $25,000 to Synapse, on the Closing Date and $75,000 was issued in the form of a promissory note (the “Promissory Note”). The Promissory Note does not bear interest and is payable in three installment payments of $25,000 on each subsequent three month anniversary of the Closing Date.

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

The Company purchased the assets of EV Pass to expand its presence in central New York State and is accounting for the transaction as a purchase of a collection of assets and liabilities.  Pending the finalization of a valuation, the following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the closing date:

April 3, 2013
Cash	$652
Intangible assets	891,408
Current liabilities	(114)
Net identifiable assets	891,946
Total consideration given	$891,946

There were no acquisition costs associated with this transaction.

The fair value of intangible assets pending finalization of a third party valuation at April 3, 2013 consist of the following:

April 3, 2013
Provider agreements for locations awaiting installation of EV charging stations	$441,408
Trademark	300,000
Present value of EV charging stations to be acquired in October 2016	150,000
Total	$891,408

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

350 Green operates a scalable network of plug-in electric vehicle (“EV”) charging stations across the U.S. It distributes its stations by partnering with retail hosts at select, high-traffic shopping centers and other places where EV drivers live and work, to create an expansive and convenient network of EV charging locations.  The Company undertook the acquisition to expand its footprint of deployed EV charging stations.

Pursuant to the Addendum, the Company (through CCGI Sub) acquired all the membership interests of 350 Green from the 350 Members in exchange for $1,219,757 of which: (a) $719,757, valued at the market price on the date of issuance, was paid in the form of 604,838 unregistered shares of the Company’s common stock, par value $0.001 (such shares, the “Exchange Shares”), and (b) $500,000 was paid in the form of a promissory note (the “Promissory Note”) payable to the 350 Members (the “Equity Exchange”). The Promissory Note does not bear interest and is payable in the following installments: (i) a payment of $10,000 on the Closing Date, (ii) an additional $10,000 payment on the thirty (30) day anniversary of the Closing Date, and (iii) monthly installments in the amount of $20,000 thereafter until paid in full.  Based on the life of the note, the Company imputed interest at 12% per annum and recorded the note at its present value of $444,768 on the date of issuance.  The Company has made payments of principal and interest totaling $40,000 as of June 30, 2013.

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

On March 1, 2013, the City of Chicago delivered approval of the Equity Exchange (the “Chicago Approval”).

On April 22, 2013, the Company acquired 350 Green, and 350 Green became a wholly-owned subsidiary of CCGI Sub.

The Company has accounted for the transaction as a business combination.  Pending the finalization of a valuation, the following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the closing date:

April 22, 2013
Cash	$33,632
Fixed assets, net	4,137,166
Amortizable intangible assets	1,792,133
Current liabilities	(4,213,799)
Deferred revenue	(2,527,402)
Net identifiable liabilities	(778,270)
Goodwill	1,942,795
Total consideration given	$1,164,525

The fair value of intangible asset pending finalization of a valuation consists of provider agreements for locations awaiting installation of EV charging stations.

The revenues and net loss of the acquirees as of their respective acquisition dates included in the consolidated statements of operations for the six months ended June  30, 2013 is as follows:

	Car Charging Group Inc.	Beam Charging LLC	350Green LLC	Total
Revenues	$54,250	$25,292	$13,772	$93,314
Net Loss	$(7,069,084)	$(414,540)	$(379,853)	$(7,863,477)

The pro forma revenues and net loss of Car Charging Group, Inc. and the the acquirees as if the acquisitions occurred as of January 1, 2013 and for the period ended June 30, 2013 is as follows:

	Car Charging Group Inc.	Beam Charging LLC	350Green LLC	Total
Revenues	$54,250	$26,052	$152,066	$232,368
Net Income (Loss)	$(7,069,084)	$(368,798)	$(869, 352)	$(8,307,234)

The pro forma revenues and net loss of Car Charging Group, Inc. and the the acquirees as if the acquisitions occurred as of January 1, 2012 and for the period ended June 30, 2012 is as follows:

	Car Charging Group Inc.	Beam Charging LLC	350Green LLC	Total
Revenues	$237,487	$1,000	$276,856	$515,343
Net Income (Loss)	$(2,431,022)	$(73,283)	$(1,359,218)	$(3,863,523)

4.             PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at:

	June 30, 2013	December 31, 2012
Prepaid consulting fees	$321,386	$181,849
Prepaid compensation	387,084	311,090
Receivable New York State Energy Research and Development Authority	154,002	-
Sundry prepaid expenses and other current assets	31,292	78,170
Subtotal	893,764	571,109
Less: non current portion	(238,277)	(213,797)
Prepaid and other current assets	$655,487	$357,312

On October 22, 2012, the Company entered into a one year agreement with a firm to provide consulting services which included business development and capital raising functions.  As consideration for such services, the firm received 150,000 fully vested shares of the Company’s common stock valued at $225,000 which is based on the market value on the date of issuance.  The expense will be recognized ratably over the term of the agreement.  As of June 30, 2013, the prepaid portion of those services was $70,274.

On December 6, 2012, the Company retained an individual to serve as chairman of the Company’s Board of Directors for three years.  As part of the chairman’s compensation, the Company issued to him 200,000 fully vested shares of the Company’s common stock valued at $316,000 which is based on the market value on the date of issuance.  The expense will be recognized ratably over the term of the agreement.  As of June 30, 2013, the prepaid portion of the compensation was $258,856.

On January 11, 2013, the Company retained an individual to serve on the Company’s Board of Directors for three years.  As part of the individual’s compensation, the Company issued to him 50,000 fully vested shares of the Company’s common stock valued at $74,500 which is based on the market value on the date of issuance under the 2013 Omnibus Plan.  The expense will be recognized ratably over the term of the agreement.  As of June 30, 2013, the prepaid portion of the compensation was $62,934.

On January 14, 2013, the Company entered into a contract with a firm to provide strategic planning consulting services. The Company issued 250,000 fully vested shares of its common stock at $1.49 per share, for a total value of $372,500 which is based on the market value on the date of issuance, covering the year ended January 14, 2014.  The expense will be recognized ratably over the term of the agreement.  As of June 30, 2013, the prepaid portion of those services was $202,069.

On February 19, 2013, the Company retained an individual to serve on the Company’s Board of Directors for three years subject to the Board of Directors approval.  As part of the agreement and the individual’s compensation, the Company was obligated to issue him fully vested 50,000 shares of the Company’s common stock valued at $71,000 which is based on the market value on the date of issuance under the 2013 Omnibus Plan.  The Company’s Board of Directors did not approve his appointment to the Board of Directors until April 3, 2013 in conjunction with the Company’s acquisition of EV Pass LLC.  The expense will be recognized ratably over the term of the agreement.  As of June 30, 2013, the prepaid portion of those services was $65,294.

On March 8, 2013, the Company entered into a contract with a firm to provide investor relations consulting services. The Company issued 150,000 shares of its common stock under the 2013 Omnibus Plan at $1.28 per share covering the six month period ended September 8, 2013.  As of June 30, 2013, the prepaid portion of those services was $49,043.

The Company entered into an agreement with the New York State Energy and Research Development Authority (“NYSERDA’) to install 58 EV units by December 31, 2013. The Company currently has a billed receivable from NYSERDA for $154,002 for services performed in conjunction with the agreement.

5.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	June 30, 2013	December 31, 2012
Accounts payable	$4,618,212	$370,675
Accrued wages	25,500	97,961
Accrued sales and payroll taxes	124,757	-
Accrued fees	112,013	72,038
Accrued interest expense	15,576	7,200
Total	$4,896,058	$547,874

Accrued fees consist primarily of fees owed to consultants, revenue share and electricity reimbursements to property owners where the EV chargers are situated.

In conjunction with the acquisition of 350Green, the 350Green vendor’s accounts payable was collateralized by 28 EV charging stations installed by 350Green in California and Maryland to be paid in monthly installments of $10,000.  The vendor’s account payable was $126,141 at such time.

6.             NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE

On September 14, 2012, the Company issued an unsecured $65,000 convertible note payable to an investor which bears interest at 12% per annum and is due with accrued interest on June 14, 2013 for working capital purposes.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 65,000 shares of the Company’s common stock at a $1.00 per share until September 14, 2014.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $30,934 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of nearly 222% based on historical volatility, (2) an interest rate of 0.27%, (3) expected life of 2 years and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $32,884 resulting in an aggregate debt discount of $63,818 on September 14, 2012. The note was paid in full with accrued interest thereon on March 5, 2013, resulting in a loss of $2,284.

On October 10, 2012, the Company issued a convertible note in the amount of $100,000, to an investor, collateralized by all the assets of the Company, due April 10, 2013 with interest at 12% per annum for working capital purposes.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.   The noteholder is entitled to be repaid $25,000 for every $1,000,000 raised in equity by the Company which the Company has not met.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 100,000 shares of the Company’s common stock at a $1.00 per share until October 10, 2015.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $54,464 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 182% based on historical volatility, (2) an interest rate of 0.23%, (3) expected life of 3 years and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $45,536 resulting in an aggregate debt discount of $100,000 on October 10, 2012. As of June 30, 2013 the related debt discount was fully amortized.  As of August 20, 2013, the note remains unpaid and accruing interest.

On October 12, 2012, the Company issued a convertible note in the amount of $50,000 to an investor, collateralized by all the assets of the Company, due April 12, 2013 with interest at 12% per annum for working capital purposes.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  The noteholder is entitled to be repaid $25,000 for every $1,000,000 raised in equity by the Company which the Company has not met.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 50,000 shares of the Company’s common stock at a $1.00 per share until October 12, 2015.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $27,938 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 181% based on historical volatility, (2) an interest rate of 0.23%, (3) expected life of 3 years and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $22,062 resulting in an aggregate debt discount of $50,000 on October 12, 2012.  As of June 30, 2013, the related debt discount was fully amortized.  As of August 20, 2013, the note remains unpaid and accruing interest.

The noteholders pertaining to the October 10, 2012 and October 12, 2012 transactions have mutually agreed to enjoy equal rights as secured lenders under each of their respective notes and that neither shall have priority over the other.

On March 22, 2013, the holder of the $50,000 convertible note issued on October 12, 2012 assigned his interest and accrued interest thereon to the holder of the $100,000 convertible note issued on October 10, 2012.

On December 3, 2012, the Company issued an unsecured $20,000 convertible note payable to an investor which bears interest at 12% per annum and is due with accrued interest on June 3, 2013.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 20,000 shares of the Company’s common stock at a $1.00 per share until December 3, 2014.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $10,049 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of nearly 124% based on historical volatility, (2) an interest rate of 0.18%, (3) expected life of 2 years and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $9,951 resulting in an aggregate debt discount of $20,000 on December 3, 2012. The note was paid in full with accrued interest thereon on March 5, 2013, resulting in a loss of $9,891.

On December 12, 2012, the Company issued an unsecured $56,000 convertible note payable to an investor which bears interest at 12% per annum and is due with accrued interest on June 12, 2013.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 56,000 shares of the Company’s common stock at a $1.00 per share until December 12, 2014.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $26,925 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of nearly 109% based on historical volatility, (2) an interest rate of 0.14%, (3) expected life of 2 years and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $29,075 resulting in an aggregate debt discount of $56,000 on December 12, 2012. The note was paid in full with accrued interest thereon on March 5, 2013, resulting in a loss of $30,462.

On December 28, 2012, the Company issued an unsecured $5,000 convertible note payable to the Chief Executive Officer which bears interest at 12% per annum and is due with accrued interest on June 28, 2013.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, the Company issued a warrant, to the Chief Executive Officer to purchase 5,000 shares of the Company’s common stock at a $1.00 per share until December 28, 2014.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $2,160 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of nearly 107% based on historical volatility, (2) an interest rate of 0.15%, (3) expected life of 2 years and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $2,840 resulting in an aggregate debt discount of $5,000 on December 28, 2012. The note was paid in full with accrued interest of $56 thereon on January 31, 2013, resulting in a loss of $4,064.

Amortization expense for the three and six months ended June 30, 2013 and 2012 and for the period from September 3, 2009 (inception) through June 30, 2013 $8,791, $0, $126,783, $0 and $266,609, respectively, related to convertible notes payable.

NOTES PAYABLE

In connection with the purchase of an electrically charged enabled automobile by the Company in the first quarter, of 2012, the Company entered into a financing agreement.  The five-year note, collateralized by the related asset, bears interest at 4.75% and requires minimum monthly payments, inclusive of interest, of $1,216 commencing in May 2012. The unpaid principal balance of the note as of June 30, 2013 is $50,961.

In May 2012, an individual lent Beam Charging LLC (“Beam”), $10,000 payable on demand and personally guaranteed by the then President of Beam.  The debt remains unpaid as of June 30, 2013.

In conjunction with the acquisition of Beam, the Company issued notes to six former members of Beam totaling $461,150 due on April 15, 2013 at 6% interest per annum.  The notes were paid in full with accrued interest thereon on April 15, 2013.

In conjunction with the acquisition of EV Pass in April 2013, the Company issued a non interest bearing $75,000 note, to be paid in three equal quarterly installments of $25,000 on the three month anniversary date of the note.  The note will be paid in full by November 3, 2013.

In conjunction with the acquisition of 350Green, the Company issued a non interest bearing note to the former members of 350Green in the amount of $500,000 requiring a $10,000 payment at closing, a subsequent monthly payment of $10,000 and monthly payments of $20,000 until such time as the note is paid in full, circa May 2015.  The Company imputed an interest rate of 12% to the note and recorded the debt at its present value on date of issuance of $444,768.  The Company has paid $40,000 in aggregate principal and interest as of June 30, 2013.   The unpaid principal balance of the note as of June 30, 2013 was $409,117.  Additionally, the Company also assumed a $25,000 note payable with interest payable at 8% per annum due June 29, 2012 in conjunction with the 350Green acquisition.  The Company has accrued interest of $2,504 as of June 30, 2013, however, no payments have been made as of August 20, 2013.

During the quarter ended June 30, 2013, the Company issued five notes to a shareholder totaling $145,000 with interest at 12% per annum and payable on demand for working capital purposes.  As of June 30, 2013, the Company had repaid the shareholder two notes totaling $25,108 inclusive of accrued interest thereon.  The CEO of the Company  has had numerous financial dealings with the lender over the years, including personal and business loans and investments.  The unpaid balance of the notes, inclusive of accrued interest as of June 30, 2013 is $120,135.

Future minimum monthly note payments, exclusive of interest, by year as of June 30, 2013 are as follows:

Year	Amount
2014	$444,164
2015	220,366
2016	13,655
2017	11,893
Total	$690,078

Total interest expense for the three months and six months ended June 30, 2013 and 2012 and for the period from September 3, 2009 (inception) through June 30, 2013 was $11,234, $509, $21,484, $542 and $85,483, respectively.

7.            STOCK SUBSCRIPTION PAYABLE

During June 2013, the Company had received $525,000 from five investors for 1,050,000 shares of the Company’s $0.001 par value common stock and 1,050,000 warrants at an exercise price of $2.25, exercisable immediately and expiring in three years for which all required documentation was not received as of June 30, 2013.  All shares and warrants were issued by the Company as of August 19, 2013.

8.             COMMON STOCK EQUIVALENTS

SUBSCRIPTION WARRANTS

In connection with a private offering initiated on January 28, 2013, the Company issued 4,990,000 shares of its common stock and issued warrants to purchase 4,990,000 shares of its common stock at an exercise price of $2.25 per share to 14 accredited investors during the period of January 28, 2013 through June 11, 2013 for $2,208,000.  The warrants expire three years from the date of issuance and vest immediately.  The amount allocated to the warrants based on the relative fair value of the warrants issued was estimated at approximately $1,772,320  using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of ranging from  140% - 467% based on historical volatility; (2) an interest rate ranging from 0.35% - 0.42%; (3) expected life of 3 years and (4) zero dividend yield.  The fair value of the options were determined based on the respective closing price on the dates of the grants.

COMPENSATION AND SERVICE WARRANTS

On January 11, 2013, the Board of Directors of the Company approved the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the Plan may be Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be Non-Qualified Stock Options. The Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of Common Stock for which stock options or awards may be granted pursuant to the Plan is 5,000,000, adjusted as provided in Section 11 of the Plan. The Plan expires on December 1, 2015. The Plan was approved by a majority of the Company’s shareholders on February 13, 2013.    In conjunction with the Plan, the Company recognized compensation expense for the three month and six month period ended June 30, 2013 of $520,321 and $1,039,065.  As of June 30, 2013, there was $5,202,796 of unrecognized expense that will be recognized over 2.5 years.  As of June 30, 2013, 4,350,000 options were outstanding.

On January 11, 2013, the Company issued 12,000 options from the 2013 Omnibus Plan at an exercise price of $1.50 per share of the of the Company’s common stock to the Company’s newly appointed Board member as part of his compensation package.  The options vest ratably over two years from date of issuance and expire on January 11, 2018.  The fair value of the options issued on the date of the grant was estimated at $17,880, which will be recognized over the service period, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of nearly 760% based on historical volatility; (2) an interest rate of 0.43%; (3) expected life of 3.5 years and (4) zero dividend yield.  The stock price was determined based on the closing price on the date of the grant.

During the period of March 22, 2013 through June 12, 2013, the Company issued 848,000 warrants to a shareholder in connection with the procurement of investor capital.  The warrants vest immediately and expire five years from date of issuance; 424,000 warrants have an exercise price of $0.50 and the remaining 424,000 warrants have an exercise price of $2.25.  The fair value of the warrants issued on the date of the grant was estimated at $1,008,457, which was recognized  as a reduction of proceeds from sale of when issued, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility ranging from 142% - 146% based on historical volatility; (2) an interest rate ranging from 0.80% - 1.15%; (3) expected life of 5 years and (4) zero dividend yield.  The stock price was based on the closing price of the stock on the date of the grant.

On April 1, 2013, the Company issued 150,000 options under the 2013 Omnibus Incentive Plan to a company for the procurement of investor capital.  The options expire in five years from date of issuance and have an exercise price of $0.50.  The fair value of the options issued on the date of the grant was estimated at $187,431 which was recognized when issued and netted against proceeds, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of nearly 435% based on historical volatility; (2) an interest rate of 0.30%; (3) expected life of 2.5 years and (4) zero dividend yield.  The stock price was determined based on the closing price on the date of the grant.

On April 29, 2013, the Company issued 2,200,000 warrants to a company that is owned by the Chief Executive Officer of the Company and is a shareholder of the Company to replace a grant of 2,200,000 warrants which had recently expired.  The warrants vest immediately, expire three years from date of issuance and have an exercise price of $1.31.  The fair value of the warrants issued on the date of the grant was estimated at $2,253,119, which was recognized when issued, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 144% based on historical volatility; (2) an interest rate of 0.32%; (3) expected life of 3 years and (4) zero dividend yield.  The stock price was determined based on the closing price on the date of the grant.

The Company recognized compensation cost related to the vesting of these warrants and options for the three and six months ended June 30, 2013 and 2012 of $2,782,260, $142,864, $3,307,423, $236,651 and $4,151,322 for the period of September 3,2009 (inception) to June 30, 2013, respectively.

The fair value of all warrant issuances was computed using the Black-Scholes Model, incorporating transaction details such as stock price, contractual terms, maturity and risk free rates, as well as assumptions about future financing, volatility and holder behavior.

The following table summarizes outstanding warrants by Expiration Date at June 30, 2013:

	Exercise		Expiration
Quantity	Price		Date

500,000	$10.00		August 10, 2013
500,000	$7.50		August 10, 2013
500,000	$5.00		August 10, 2013
10,000	$51.50		August 25, 2013
4,652,165	$3.00		August 25, 2013
1,277,170	$1.66	*	July 13, 2014
65,000	$1.00		September 14, 2014
250,000	$1.50		November 15, 2013
20,000	$1.00		December 2, 2014
56,000	$1.00		December 11, 2014
5,000	$1.00		December 28, 2014
3,834	$30.00		May 5, 2015
100,000	$1.00		October 10, 2015
50,000	$1.00		October 12, 2015
500,000	$2.25		October 25, 2015
25,000	$2.25		November 14, 2015
100,000	$1.64		December 13, 2015
50,000	$20.00		January 11, 2016
250,000	$2.25		January 23, 2016
150,000	$2.25		January 25, 2016
100,000	$2.25		January 28, 2016
300,000	$2.25		January 30, 2016
250,000	$2.25		February 5, 2016
40,000	$2.25		February 21, 2016
3,500,000	$2.25		March 1, 2016
200,000	$2.25		March 11, 2016
5,000	$1.75		March 19, 2016
200,000	$2.25		March 22, 2016
2,200,000	$1.31		April 29, 2016
150,000	$2.25		June 4, 2016
600,000	$2.25		June 10, 2016
5,000	$1.75		March 19, 2017
250,000	$1.00		June 28, 2017
11,800	$1.00		December 13, 2017
5,000	$1.75		March 19, 2018
329,000	$0.50		March 22, 2018
329,000	$2.25		March 22, 2018
80,000	$2.25		June 5, 2018
80,000	$0.50		June 5, 2018
15,000	$2.25		June 12, 2018
15,000	$0.50		June 12, 2018
100,000	$1.00		September 22, 2018
17,828,969	Total

*Price may be lower if market closes at lower price on exercise date.

Warrants Outstanding as of June 30, 2013
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price

$0.50-$51.50	17,828,969	2.33	$2.70

Warrants Exercisable as of June 30, 2013
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price

$1.00-$51.50	17,557,168	2.28	$2.73

9.             STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 40,000,000 shares of preferred stock.

The Series A preferred stock shall be entitled to receive out the assets of the Company whether from capital or from earnings available for distribution for stockholders eight times the sum available for common stockholders.  The Series B preferred stock is junior to the Series A preferred stock with respect to the payment of dividends and the distribution of assets.

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

Series B Convertible Preferred Stock

On February 6, 2012, the Company entered into a stock purchase agreement to sell 1,000,000 shares of a new class of preferred stock at per share price of $1.00. The Series B has one vote per share in CarCharging Limited, a subsidiary formed in June 2012, as if the shares were converted into common stock as of the date immediately prior to the record date for determining the stockholders eligible to vote on any such matter, bears no dividends and is junior to Series A Preferred stock with respect to dividends and distribution of assets. The preferred stock, has been authorized and issued as Series B Convertible Preferred Stock as of June 28, 2012. At the discretion of the Purchaser, the shares are convertible into (i) one percent (1%) of the issued and outstanding common stock of CarCharging, Limited for every 500,000 shares of Series B Preferred Stock until February 6, 2017 or (ii) the Purchaser may convert each share of Series B Preferred Stock into Common Stock of the Company on a one for one basis during the period of July 1, 2015 through December 31, 2015. The agreement included an option to purchase an additional 1,500,000 shares of the Series B Preferred stock at an exercise price of $1.00 per share within 60 days of the issuance of the original 1,000,000 shares which was not exercised. Simultaneously with the issuance of the original 1,000,000 Series B Preferred shares, the Purchaser was entitled to receive two percent (2%) of the issued and outstanding common stock of CarCharging Limited in exchange for consulting services for developing business relationships and obtaining charging station locations in Romania. Additionally, if the Purchaser exercises its options in the initial stock purchase agreement, it will receive additional payment for its consulting services for developing business relationships and obtaining charging station locations in Greece in the form of three percent (3%) of the total outstanding common stock of CarCharging Limited. The Company received the $900,000, net of issuance costs, in February 2012 and issued 1,000,000 shares of the Series B Convertible Preferred Stock in June 2012. The fair value of the option to purchase additional shares on the date the Series B Preferred shares were issued was estimated at approximately $226,000, which has been credited to Additional Paid In Capital. The fair value of the option on the stock issuance date was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of nearly 54% based on historical volatility (2) an interest rate of 0.65%, (3) expected life of 60 days and (4) zero dividend yield. The fair value of the option was determined based on the closing price of the Company’s common stock on the date of the stock issuance.  On June 10, 2013, the Company and the investor entered into an exchange agreement whereby the investor would surrender the 1,000,000 shares of the Company’s Series B Preferred Shares,  and all conversion rights and option rights contained in the February 6, 2012 agreement in exchange for 2,500,000 shares of the Company’s $0.001 par value common stock and a warrant to purchase 600,000 shares of the Company’s common stock at $2.25 per share which vest immediately and expire in three years from date of issuance.  The exchange of shares occurred in July 2013.

COMMON STOCK

On January 1, 2013, the Company granted and issued a firm a restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 137,499 shares of the Company’s common stock at a price of $1.35 per share, which vest upon issuance, for investment advisory services rendered during the three months ended March 31, 2013 valued at $186,082 based on the market price on the date of issuance and recorded as general and administrative expense.  Additionally, the firm is to receive 45,833 shares of the Company’s common stock monthly during the period of April 13, 2013 through September 13, 2013 for a total of 412,497 shares under the 2013 Omnibus Incentive Plan in conjunction with a consulting agreement entered into by the Company for advisory services on September 13, 2012. During the quarter ended June 30, 2013, the firm was issued a restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 137,499 shares of the Company’s common stock at a price of $1.23 per share, which vest upon issuance, for services rendered during the quarter ended June 30, 2013 valued at $169,179 based on the market price on the date of issuance and recorded as general and administrative expense.

On January 1, 2013, the Company granted and issued a firm a fully vested restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 112,500 shares of the Company’s common stock at a price of $1.23 per share for investment advisory valued at $138,375 based on the market price on the date of issuance and recorded as general and administrative expense.  Additionally, the firm is to receive 87,500 shares of the Company’s common stock monthly during the period of April 1, 2013 through September 1, 2013 for a total of 787,500 shares under the 2013 Omnibus Incentive Plan in conjunction with a consulting agreement entered into by the Company for advisory services on September 10, 2012.  The Company issued 262,500 shares of its common stock to the firm at an average price of $1.31 per share for consulting services for the quarter ended June 30, 2012 valued at $344,750 based on the market price on the date of issuance and recorded as general and administrative expense.

On January 11, 2013 the Company entered into an agreement with an individual to serve as member of the Company’s Board of Directors for a period of three years.  As part of his compensation, the Company issued 50,000 fully vested shares of its common stock at a $1.49 per share valued at $74,500 based on the market price on the date of issuance and recorded as compensation expense over the term of the agreement and issued an option to purchase 12,000 shares of its common stock at a price of a $1.50 per share valued at $17,880 under the Company’s 2013 Omnibus Incentive Plan using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 760% based on historical volatility; (2) an interest rate of 0.42%; (3) expected life of 3.5 years and (4) zero dividend yield.  The fair value of the warrants was determined based on the closing price on the date of the grant.  The option vests in full as of January 11, 2015 and expires on January 11, 2018.

On January 14, 2013 the Company entered into a consulting agreement with a firm to provide strategic planning services for a year.  As part of the firm’s fee, the Company issued 250,000 fully vested  shares of its common stock at a price of $1.49 and valued at $372,500 based on the market price on the date of issuance and recorded as general and administrative expense over the service period and vest upon issuance.

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

During the period of January 28, 2013 through June 11, 2013 in conjunction with this offering, the Company received $2,208,000, net of issuance costs of $287,500 and issued 4,990,000 shares of its common stock valued at $435,680 and and the amount allocated to warrants to purchase 4,990,000 shares of the Company’s common stock at an exercise price of $2.25 per share valued at $1,772,320 based on the relative fair value of the warrants issued to 14 accredited investors which expires three years from the date of issuance.

On February 5, 2013, the Company entered into a binding memorandum of understanding with a firm to develop application software.  As part of its fee, the firm was issued 113,636 fully vested shares of the Company’s common stock at a price of $1.32 per share and valued at $150,000 based on the market price on the date of issuance.  This fee is recorded as Other Assets on the Company’s balance sheet as of June 30, 2013.

On March 8, 2013, the Company entered into a contract with a firm to provide investor relations consulting services. The Company issued 150,000 fully vested shares of its common stock under the 2013 Omnibus Incentive Plan at $1.28 per share valued at $192,000 based on the market price on the date of issuance and recorded as general and administrative expense over the six month period ended September 8, 2013.  The Company may issue an additional 150,000 shares of its common stock on the six month anniversary date of the agreement if the firm has completely performed the services called for in the agreement.

On December 3, 2012, the Company entered into consulting agreement with a firm to provide financial advisory services commencing in January 2013.  In conjunction with this agreement, the Company issued 21,393 fully vested shares of its common stock at an average price of $1.40 per share during the three months ended March 31, 2013 valued at $30,000 based on the market price on the date of issuance and recorded as general and administrative expense.

In conjunction with a consulting agreement which the Company entered into on December 10, 2012 with a firm, the Company issued 11,384 fully vested shares of its common stock to the firm for consulting services at an average price of $1.49 per share for services rendered during the three months ended March 31, 2013 valued at $17,000 based on the market price on the date of issuance and recorded as general and administrative expense. The Company issued 25,977 fully vested shares of its common stock to the firm for consulting services at an average price of $1.31 per share valued at $34,000 for services rendered during the three months ended June 30, 2013 based on the market price on the date of issuance and recorded as general and administrative expense.

In conjunction with a social media marketing agreement entered into by the Company on December 19, 2012, the Company issued 10,796 fully vested shares of its common stock at average price of $1.39 per share as a fee for the three months ended March 31, 2013 valued at $15,000 based on the market price on the date of issuance and recorded as general and administrative expense. The Company issued 7,765 fully vested shares of its common stock at average price of $1.29 per share as a fee for the three months ended June 30, 2013 valued at $10,000 based on the market price on the date of issuance and recorded as general and administrative expense.

In conjunction with a consulting agreement with a firm for business development services entered into by the Company on August 15, 2012, the Company issued 10,696 fully vested shares of its common stock to the firm at an average price of $1.40 during the three months ended March 31, 2013 valued at $15,000 based on the market price on the date of issuance and recorded as general and administrative expense.  Additionally, the Company settled an account payable with the firm by issuing 60,993 fully vested shares of its common stock at $1.40 per share valued at $85,390, resulting in a loss upon settlement of $47,856 based on the market price on the date of issuance and recorded as other expense.  The Company issued 11,280 fully vested shares of its common stock to the firm at an average price of $1.33 during the three months ended June 30, 2013 for business development services valued at $15,000 based on the market price on the date of issuance and recorded as general and administrative expense.

On February 19, 2013 the Company entered into an agreement with an individual to serve as member of the Company’s Board of Directors for a period of three years.  As part of his compensation, the Company was to issue 50,000 fully vested  shares of its common stock under its 2013 Omnibus Incentive Plan at the time of his appointment to the Company’s Board of Directors.  On April 3, 2013, the Company’s Board of Directors approved the individual’s appointment and the shares were issued at $1.42 each valued at $71,000 based on the market price on the date of issuance and recorded as compensation over the term of the agreement.

On February 27, 2013 in conjunction with its acquisition Beam LLC, the Company issued 1,265,822 fully vested shares of its common stock at $1.30 per share valued at $1,645,569.

On April 3, 2013, in conjunction with its acquisition of EV Pass LLC, the Company issued 671,141 fully vested shares of its common stock at $1.18 per share valued at $791,946.

On April 9, 2013, the Company issued an aggregate of 107,513 fully vested shares of its common stock at $1.19 per share to a creditor and its counsel to purchase the creditor’s accounts receivable from 350Green LLC  based on the market price on the date of issuance and recorded as general and administrative expense.

On April 19, 2013 the Company reached a settlement with its former Chief Financial Officer and issued 220,000 fully vested shares of its common stock at $1.20 per share as part of the settlement valued at $264,000 based on the market price on the date of issuance and recorded as general and administrative expense.

On April 23, 2013 in conjunction with its acquisition of 350Green LLC, the Company issued 604,838 fully vested shares of its common stock at $1.19 per share valued at $719,757.

On June 6, 2013, the Company issued to a consultant 19,231 fully vested shares of its common stock at a price of $1.30 per share valued at $25,000 under the Company’s 2013 Omnibus Incentive Plan for business development services based on the market price on the date of issuance and recorded as general and administrative expense.

On June 11, 2013, the Company issued a firm 6,060 fully vested shares of its common stock at a price of $1.65 for consulting services valued at $10,000 based on the market price on the date of issuance and recorded as general and administrative expense.

Compensation expense related to common stock issued for the three and six month periods ended June 30, 2013 and 2012 were $1,070,866, $23,980, $1,837,881, $620,230 and $12,734,339 for the period of September 3, 2009 (inception) to June 30, 2013, respectively.

10.           RELATED PARTY

The Company paid commissions to a company that is owned by its Chief Executive Officer amounting to $500, $0, $8,500, $0 and $86,500 for the three and six months ended June 30, 2013 and 2012, and for the period from September 3, 2009 (inception) through June 30, 2013, respectively, for business development related to installations of EV charging stations by the Company in accordance with a two-year support services contract that was in place prior to the CEO’s employment.

The Company incurred accounting and tax service fees for the three months and six months ended June 30, 2013 and 2012 of $9,913, $0, $9,913 and $78,826 for the period from September 3, 2009 (inception) through June 30, 2013 provided by a company that is partially owned by the Company’s Chief Financial Officer.

On April 29, 2013, the Company issued 2,200,000 warrants to a company that is owned by the Chief Executive Officer of the Company and is a shareholder of the Company to replace a grant of 2,200,000 warrants which had recently expired.  The warrants vest immediately, expire three years from date of issuance and have an exercise price of $1.31.  The fair value of the warrants issued on the date of the grant was estimated at $2,253,119, which was recognized when issued, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 144% based on historical volatility; (2) a discount rate of 0.32%; (3) expected life of 3 years and (4) zero dividend yield.  The fair value of the warrants was determined based on the closing price on the date of the grant.

During the quarter ended June 30, 2013, the Company issued five notes to a shareholder totaling $145,000 with interest at 12% per annum and payable on demand for working capital purposes.  As of June 30, 2013, the Company had repaid the shareholder two notes totaling $25,108 inclusive of accrued interest thereon.  The CEO of the Company  has had numerous financial dealings with the lender over the years, including personal and business loans and investments.

On March 29, 2012, the Company entered into a patent license agreement with a stockholder of the Company and a related party under common ownership.  Under terms of the agreement, the Company has agreed to pay royalties to the licensors equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or use of the licensed products and licensed processes.  As of June 30, 2013, the Company has not incurred any royalty fees related to this agreement.

11.          COMMITMENTS

The Company has entered into several contracts that obligate it to future office space lease payments and consulting contracts for financial and investor relations services. The following is a summary of these commitments:

a.
On May 4, 2012, the Company entered into a 39 month lease for 4,244 square feet of office space in Miami Beach, Florida commencing as of June 1, 2012. The lease requires a security deposit of $33,952 and initial annual minimum rental payment of $135,808 with annual increase of approximately 3% over the life of the lease and a rent holiday for the first three months of the lease.  The lease contains one-three year option to renew based upon notice as defined by the lease at prevailing rates at such time.  The deferred rent on the Condensed Consolidated Balance Sheet at September 30, 2012 represents the excess of the minimum monthly straight line payments over the life of the lease over the actual lease payments made as of June 30, 2013 and December 31, 2012 respectively.

On June 22, 2012, the Company entered into a three year lease for 1,543 square feet of office space in San Jose, California commencing on April 1, 2012.  The lease requires a security deposit of $7,869 and initial annual minimum rental payment of $29,626 with annual increase of approximately 3% over the life of the lease.   The lease contains one-three year option to renew based upon notice as defined by the lease at prevailing rates at such time.

The Company subleases space in New York City on a month-to-month basis of $2,400 per month.

Total rent expense for the three months and six months ended June 30, 2013 and 2012 and for the period from September 3, 2009 (inception) through June 30, 2013 was $50,315, $51,018, $95,269, $53,487 and $397,085, respectively.

Future minimum monthly rental commitments relating to the Miami Beach and San Jose leases are as follows as of June 30, 2013:

Year	Amount
2014	$180,831
2015	164,930
Total	$345,761

b.
Pursuant to the terms of the amendment of June 30, 2012 master agreement, the Company has committed to purchase 500 charging stations over the year ended June 30, 2013, at prices ranging from $2,500 to $2,700 per unit. If the Company fails to take delivery of the total specified number units, it will be responsible for reimbursement of certain price discounts on units previously received. As of December 31, 2012, the Company has purchased 90 units under this master agreement. In the opinion of the Company’s management, the vendor has not performed in accordance with the terms of the master agreement. As of June 30, 2013, the ultimate resolution of this matter is unknown.

c.
The Company has a lawsuit pending for past due fees due to a consulting firm in the amount of $41,000.  Although the outcome of this matter is uncertain, the Company has reserved for this amount in accounts payable and accrued expenses at June 30, 2013 and December 31, 2012.  The parties are currently in the process of negotiating a settlement, and the Company anticipates that the matter will be resolved soon.

d.
In October 2012, a former officer and director of the Company resigned his position from the Company and filed a claim with the California Labor Board (“Labor Board”) relating to certain compensatory matters.  As of June 30, 2013, the matter was due to be scheduled for a hearing before the Labor Board.  While the parties were in settlement negotiations, said negotiations rendered no result.

e.
On April 9, 2013, the Company filed a lawsuit in the U.S. District Court for the Southern District of New York against 350 Green, LLC (“350 Green”), Tim Mason and Mariana Gerzanych (“the 350 Members”), and JNS Holdings Corporation (“JNS”) (the “New York Lawsuit”).  On April 22, 2013, the Company, 350 Green, and the 350 Members settled the New York Lawsuit, and formally closed the transaction for the Company to purchase the membership interests of 350 Green.  The New York Lawsuit was subsequently dismissed by the Court on April 23, 2013.

In conjunction with the agreed dismissal of the New York Lawsuit, on April 25, 2013 the Company filed a new action against JNS in the United States District Court for the Northern District of Illinois (the “Illinois Lawsuit”). While the Company believes that it will prevail in the Illinois Lawsuit, the possibility exists that the Company may be required to sell the Chicago assets and pay JNS’ costs and attorneys’ fees.  In such an instance, JNS would also be required to assume approximately $1.6 million of 350 Green’s liabilities.

On May 30, 2013, JNS filed a complaint against 350 Green, in federal court in Illinois (the “JNS Lawsuit”). Among other things, the JNS Lawsuit seeks indemnification from 350 Green for all actions, liabilities, lawsuits, expenses or damages associated with the Company’s alleged failure to close an Equity Exchange Agreement with 350 Green.

The Court recently consolidated the Illinois Lawsuit and the JNS Lawsuit.  The cases are on an expedited briefing schedule, and are anticipated to be resolved soon.

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

11.           SUBSEQUENT EVENTS

Equity Matters and Issuances

Series B Preferred Stock

The exchange agreement entered into between the Series B preferred stockholder and the Company on June 10, 2013 represented modification of the original conversion feature of the Series B preferred stock when originally issued.  As a result, the incremental 1,500,000 shares of common stock and the 600,000 warrants exercisable at immediately at $2.25 per share and an expiration date of June 10, 2016 issued in July 2013 represent an aggregate loss of $1,905,000.

Common Stock

In August 2013, the Company and the holder of the $150,000 of past due convertible notes, subject to yet to be issued Board of Directors approval, agreed to convert the note and accrued interest thereon on the basis of $0.50 per share and issue 300,000 warrants  exercisable at $2.25 per share which vest immediately and expire on August 11, 2016. This agreement represents a modification of the original conversion feature when the notes were initially issued and for which an aggregate loss of approximately $114,000.

During the period of July 1, 2013 through August 13, 2013 the Company received $407,500, net of issuance costs and issued 850,000 shares of its common stock valued at $145,085 and warrants to purchase 850,000 shares of the Company’s common stock at $2.25 per share valued at $297,915 which vest immediately and expire three years from date of issuance.  Additionally, the Company issued 1,050,000 shares of its common stock valued at $172,942 and 1,050,000 warrants to purchase 1,050,000 common shares at $2.25 per share valued at $352,058 which vest immediately and expire three years from date of issuance.  The latter issuance of common stock and warrants related to the Stock Subscription Payable on the Company’s balance sheet at June 30, 2013.

On July 3, 2013, the Company entered into an agreement with a firm to serve as a placement agent in a financing transaction whereby the Company issued 125,000 shares of its common stock at $1.30 per share and valued at $162,500.  Furthermore the Company agreed to issue an additional 100,000 shares of its common stock on the second month anniversary of this agreement and an additional 100,000 shares on the third month anniversary of this agreement.

On August 1, 2013, the Company issued a firm 11,132 shares of its common stock to a consultant at a price of $1.53 and valued at $16,988 as part of its consulting agreement entered into on December 10, 2012.

On August 1, 2013, the Company issued 15,000 shares of its common stock under the Company’s 2012 Omnibus Incentive Plan to an employee as compensation at a price of $1.30 per share and valued at $19,500.

On August 12, 2013, the Company issued 25,000 shares of its common stock under the Company’s 2013 Omnibus Incentive Plan at a price of $1.50 per share and valued at $37,500 for legal services.

Litigation Matters

On July 31, 2013, the Company participated in an arbitration with a former consultant regarding certain compensatory matters.  The arbitrator has thirty days in which to issue a ruling, but has not yet done so.

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

Overview

We are a nationwide provider of electric vehicle (“EV”) charging services, and provide comprehensive turnkey EV charging services to commercial, residential, and municipal property owners. These services enable EV drivers to recharge their EVs where they live, work, and play.

Among other things, our service offerings are designed to accelerate the adoption of public EV charging services.  In return for long-term service contracts, our complete turnkey service enables property owners to rollout EV charging on their properties at no expense, as we pay for all EV charging equipment, installation, maintenance and related services. It is our belief that this innovative amenity serves to increase property value, retains current tenants, and attracts prospective tenants as well.

With more than 87 strategic partnerships across multiple business sectors, including multifamily residential and commercial properties, parking garages, shopping malls, retail centers, and municipalities, our strategic partners own or manage over 8 million parking spaces.  These partnerships include, but are not limited to, companies such as Walgreens, Simon Property Group, Sears, Intel, Ace Parking, Central Parking, Equity One, Equity Residential, Icon Parking, Rapid Parking, Related Properties, USA Parking, Pennsylvania Department of Environmental Protection, City of Miami Beach (FL), City of Hollywood (FL), and City of Santa Clara (CA).

Our revenues are primarily derived from hardware sales, public EV charging services, government grants, state and federal rebates, and marketing incentives.  EV charging fees are based either on an hourly rate or a per kilowatt-hour rate, and are calculated based on a variety of factors, including local electricity tariffs, strength of location, competitive services, and the prices of other fuels (such as gasoline).   We are also implementing subscription plans to include electricity for single-family homes, multifamily residential homes, and our public charging locations.

On March 28, 2013, we purchased 48 DC fast chargers from AeroVironment, a distributor for Nissan North America, at an aggregate cost of $792,912.  To memorialize this purchase, the Company entered into joint marketing agreement with Nissan North America, pursuant to which we received marketing incentive funds of $782,880.  This agreement requires us to build, own, operate and maintain a network of DC fast chargers throughout the United States, and to create a Nissan dealer network promotion and referral program to facilitate sales of EVs to Nissan’s customers. We are required to install the network by December 31, 2013 but have not installed any of these chargers as of June 30, 2013.  All marketing incentive funds received pursuant to the agreement with Nissan will be recognized as revenues ratably over the three-year life of the chargers upon installation.

We purchase of all of the company’s EV charging stations through our wholly-owned subsidiary, eCharging Stations, LLC.  Stations are then installed and maintained though competitively bid subcontractor agreements with certified local vendors, to maintain the lowest installation and long-term costs possible.  It is anticipated that automobile manufacturers are scheduled to mass produce and sell more models of electric vehicles to the public sometime after the second half of 2014.  Accordingly, at that time we anticipate that there will be a significant increase in the use of our EV charging stations.

As of June 30, 2013, we had entered into contracts to provide EV charging services to a total of 87 strategic partners.   As a result of our acquisitions of three competitors, we increased our EV charging stations by 679 charging units (“EV Devices”), to a total of 974 EV Devices.  Further, we have also added 27 DC fast charging to our network through our acquisitions.  As a result of recent partnerships with EV manufacturers, our network has broadened its offerings and includes units from numerous manufacturers, in addition to ChargePoint, whose charging units we have used solely used in the past.   Due to our recent efforts being focused on the absorption and integration of newly acquired charging units into our network, we were not able to complete any installations during the quarter ended June 30, 2013. However, during July 2013, we were able to move forward and complete installation of an additional 7 charging units.

To generate leads and enter into additional strategic partnership agreements with property owners, we have utilized the services of independent contractors and in house personnel. We have found that by following this model, we are better able to stimulate growth, control cash-flow, and minimize costs.  Accordingly, our independent contractors are able to close and maintain client relationships, as well as coordinate EV charging station installations and operations.

Results of Operations

The results of operations include the operations of Beam Charging LLC for the period of February 26, 2013, the acquisition date, through June 30, 2013, EV Pass LLC for the period of April 3, 2013, the acquisition date, through June 30, 2013 and 350Green LLC for the period of April 23, 2013, acquisition date, through June 30, 2013.

For the three months ended June 30, 2013 and 2012

Revenues

We have generated revenues of $32,227 from service fees related to installed EV Charging Stations for the three months ended June 30, 2013 as compared to $3,410 in service fees for the three months ended June 30, 2012 as a result of the 679 charging heads acquired from Beam, EV Pass and 350Green.  Grant revenue increased from $0 to $32,750.  Grants, rebate and incentives, collectively “grant revenue” related to equipment and related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives.  Grants revenue related to operating expenses are recognized as revenue when the expense is incurred. Grant revenue was primarily derived  from a grant from New York State Energy Research and Development Authority (“NYSERDA”).  We intend to vigorously seek additional grants, rebates, subsidies and equipment manufacturer incentives as a cost effective means of reducing our capital investment in the purchase and installation of charging stations.  Equipment sales decreased from $231,472 to $12,762.  During the quarter ended June 30, 2012 we sold 68 units whereas we sold three units during the quarter ended June 30, 2013.

Cost of Revenues

Cost of revenues for the quarter ended June 30, 2013 decreased to $50,019 as compared to $188,438 for the quarter ended June 30, 2012.

Cost of services increased to $42,309 for the quarter ended June 30, 2013 as compared to $1,382 for the quarter ended June 30, 2012 as a result of the increased revenues during the same period due to an increase in the number of heads in operation resulting from the acquisitions.  Cost of sales decreased from $187,056 during the period ended June 30, 2012 to $7,710 due to a decrease of 65 units sold.

Operating Expenses

Operating expenses consist of selling, marketing and advertising, payroll, administrative, finance and professional expenses.

Compensation expense increased by $2,700,242 from $587,178 for the three months ended June 30, 2012 to $3,287,420 for the three months ended June 30, 2013.  The increase was attributable to an increase in grants of warrants compensation expense and option grants under our 2012 Omnibus Incentive Plan.

Other operating expenses decreased by $37,918 from $179,412 for the three months ended June 30, 2012 to $141,494 for the three months ended June 30, 2013.  The decrease was attributable to a decrease in rent expense and office expenses.

General and administrative expenses increased by $1,854,636 from $177,561 for the three months ended June 30, 2012 to $2,032,197 for the three months ended June 30, 2013.  The increase was primarily as a result of an increase in stock and warrants issued to consultants, an increase in professional fees as a result of the acquisitions and an increase in depreciation expense related to the increase in the number of charging heads acquired.

Operating Loss

Our operating loss for the three months ended June 30, 2013 increased by $4,535,684 as compared to the three months ended June 30, 2012 from $897,707 in 2012 to $5,433,391 in 2013 primarily as a result of a decrease in revenues, an increase compensation expenses, general and administrative expenses, and other expenses offset by an decrease in cost of revenue s and other operating expenses.

Other Income (Expense)

Other expense increased by $206,516 from $509  for the three months ended June 30, 2012 to $207,025  for the three months ended June 30, 2013.  The increase was attributable to a  provision for warrant liability of $187,000 associated with the Beam acquisition, an increase in interest expense $10,725 due to debt incurred in connection with the acquisitions and an increase in amortization of discount on convertible notes payable of $8,791.

Net Income (Loss)

Our net loss for the three months ended June 30, 2013 increased by $4,742,200 to $5,640,416 as compared to $898,216 for the three months ended June 30, 2012.  The increase was attributable to a net increase in operating expenses of $4,516,960,  an increase in other expense of $206,516 and a decrease in gross profit of $18,724.

For the six months ended June 30, 2013 and 2012

Revenues

We have generated revenues of $42,803 from service fees related to installed EV Charging Stations for the six months ended June 30, 2013 as compared to $6,015 in service fees for the six months ended June 30, 2012 as a result of the 679 charging heads acquired from Beam, EV Pass and 350Green.  Grant revenue increased from $0 to $37,749.  Grants, rebate and incentives, collectively “grant revenue” related to equipment and related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives.  Grants revenue related to operating expenses are recognized as revenue when the expense is incurred. Grant revenue was primarily derived from  a grant from New York State Energy Research and Development Authority (“NYSERDA”).  We intend to vigorously seek additional grants, rebates, subsidies and equipment manufacturer incentives as a cost effective means of reducing our capital investment in the purchase and installation of charging stations.  Equipment sales decreased from $231,472 to $12,762.  During the quarter ended June 30, 2012 we sold 68 units whereas we sold three units during the quarter ended June 30, 2013.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2013 decreased to $54,428 as compared to $188,846 for the six months ended June 30, 2012.  Cost of services increased to $46,718 for the six months ended June 30, 2013 as compared to $1,790 for the six months ended June 30, 2012 as a result of the increased revenues during the same period due to an increase in the number of heads in operation resulting from the acquisitions.  Cost of sales decreased from $187,056 during the period ended June 30, 2012 to $7,710 due to a decrease of 65 units sold.

Operating Expenses

Operating expenses consists of selling, marketing and advertising, payroll, administrative, finance and professional expenses.

Compensation expense increased by $3,189,516 from $1,115,957 for the six months ended June 30, 2012 to $4,305,473 for the six months ended June 30, 2013.  The increase was attributable to an increase in grants of warrants  and options  under our 2012 Omnibus Incentive Plan.

Other operating expenses decreased by $29,876 from $304,220 for the six months ended June 30, 2012 to $274,344 for the six months ended June 30, 2013.  The decrease was attributable to a decrease in travel expense expenses.

General and administrative expenses increased by $1,833,778 from $1,058,944 for the six months ended June 30, 2012 to $2,892,722 for the six months ended June 30, 2013.  The increase was primarily as a result of an increase in stock and warrants issued to consultants, an increase in professional fees as a result of the acquisitions and an increase in depreciation expense related to the increase in the number of charging heads acquired.

Operating Loss

Our operating loss for the six months ended June 30, 2013 increased by $5,003,173 as compared to the six months ended June 30, 2012 from $2,430,480 in 2012 to $7,433,653 in 2013 primarily as a result of an increase in compensation expenses and general and administrative expenses, a decrease in revenues,  offset by  decreases in other operating expenses and cost of revenue.

Other Income (Expense)

Other expense increased by $429,282 from $542 for the six months ended June 30, 2012 to $429,824  for the six months ended June 30, 2013.  The increase was attributable to a provision for warrant liability associated with the Beam transaction of $187,000, $47,856 net loss sustained by issuing shares of common stock in settlement of an account payable, a loss on payment of convertible notes payable of $46,701 an increase in interest expense $20,942 due to debt incurred in connection with the acquisitions and an increase in amortization of discount on convertible notes payable of $126,783.

Net Income (Loss)

Our net loss for the six months ended June 30, 2013 increased by $5,432,455 to $7,863,477 as compared to $2,431,022 for the six months ended June 30, 2012.  The increase was attributable to a net increase in operating expenses of $4,993,418, an increase of other expense of $429,282 and a decrease in gross profit of $9,755.

Period from September 3, 2009 (date of inception) through June 30, 2013

Our cumulative net loss since inception, $26,803,904, including non-cash charges of $16,885,661 (which includes the fair value of warrants, options and common stock issued for services and compensation) primarily consisting of consulting, professional fees and public relations fees is attributable to the fact that we have not derived significant revenues from our operations to offset our business development expenses.  Although auto manufacturers have initiated EV sales in the United States and that year over year increases in the number of Plug-in Electric Vehicles sold from 2012 to 2013 should lead to production of greater revenues, manufacture and demand of electric vehicles that will require utilization of our services, the demand is not anticipated to be widespread until the second half of 2014; this gives us adequate time to develop its distribution plan and additional capital sources.

Liquidity and Capital Resources

During the six months ended June 30, 2013, we have financed our activities from operations and from the sales of our capital stock and issuance of debt.  A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as personnel, office expenses and various consulting and professional fees.

For the six months ended June 30, 2013 and 2012, we used cash of $993,031 in 2013 and $1,439,692 for operations and used $7,212,885 since inception.  Such cash use has been primarily to fund operations.  During the six months ended June 30, 2013, cash used for investing activities consisted of $905,502 for purchases of electric vehicle charging stations and the excess of cash received over the cash invested pertaining to our acquisitions of $9,354 and $163,292 for  the purchase of an accounts receivable as compared to $496,293 for the six months ended June 30, 2012 primarily for the purchase of capital expenditure. Cash provided by financing activities for the six months ended June 30, 2013 was $2,204,220 of which $2,208,000 was from the sale of shares of our common stock, net of issuance costs, the net repayment of $673,780 of convertible and non-convertible notes and $525,000 of proceeds derived from the receipt funds for investment in common stock of the Company which was issued subsequent to June 30, 2013 as compared to $2,258,085 provided primarily by the net proceeds from the sale of shares of our common stock and preferred stock for the six months ended June 30, 2012. The net increase in cash during the six months ended June 30, 2013 was $151,749 as compared with a net increase of $322,100 for the six months ended June 30, 2012.

Since inception, we have used cash for investing activities of $2,429,766 for the purchase of EV charging stations, office and computer equipment, an automobile and other assets.  We have received cash provided by financing activities of convertible and non-convertible notes payable of $541,000, and $9,423,348, net of issuance costs, primarily from sales of shares of our common and Series B Convertible Preferred stock.

At June 30, 2013, we had $165,165 in cash resources to meet current obligations.   In addition, as of June 30, 2013, the Company had a net working capital deficit of $7,746,256. These conditions raise substantial doubt about our ability to continue as a going concern.  Our management’s plans include seeking additional equity investments, sale of energy tax credits, and institution of a cost reduction plan. Although there can be no assurance of achieving its plan, our management believes its plan, if successful,  will allow it to have sufficient resources to fund the Company’s operations through at least June 30, 2014.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.    Controls and Procedures

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.
We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner.  In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in internal controls over financial reporting

Our internal control over financial reporting has changed during the fiscal quarter covered by this Quarterly Report on Form 10-Q as a result of the business acquisitions that have occurred during the period. In addition, we identified material weaknesses related to our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

General Litigation

On July 31, 2013, the Company participated in an arbitration with a former consultant regarding certain compensatory matters.  The arbitrator has thirty days in which to issue a ruling, but has not yet done so.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2013, the Company granted and issued a firm a restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 137,499 shares of the Company’s common stock for services rendered during the three months ended March 31, 2013.  Additionally, the firm is to receive 45,833 shares of the Company’s common stock monthly during the period of April 13, 2013 through September 13, 2013 for a total of 412,497 shares under the 2013 Omnibus Incentive Plan in conjunction with a consulting agreement entered into by the Company for advisory services on September 13, 2012.  During the quarter ended June 30, 2013, the firm was issued a restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 137,499 shares of the Company’s common stock at a price of $1.23 per share for services rendered during the quarter ended June 30, 2013.

On January 1, 2013, the Company granted and issued a firm a restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 112,500 shares of the Company’s common stock.  Additionally, the firm is to receive 87,500 shares of the Company’s common stock monthly during the period of April 1, 2013 through September 1, 2013 for a total of 787,500 shares under the 2013 Omnibus Incentive Plan in conjunction with a consulting agreement entered into by the Company for advisory services on September 10, 2012.  The Company issued 262,500 shares of its common stock to the firm at an average price of $1.31 per share for consulting services for the quarter ended June 30, 2012.

In conjunction with a consulting agreement which the Company entered into on December 10, 2012 with a firm, he Company issued 25,977 shares of its common stock to the firm for consulting services at an average price of $1.31 per share for services rendered during the three months ended June 30, 2013.

In conjunction with a social media marketing agreement entered into by the Company on December 19, 2012, the Company issued 7,765 shares of its common stock at average price of $1.29 per share as a fee for the three months ended June 30, 2013.

In conjunction with a consulting agreement with a firm for business development services entered into by the Company on August 15, 2012, the Company issued 11,280 shares of its common stock to the firm at an average price of $1.33 during the three months ended June 30, 2013.

On April 1, 2013, the Company issued 150,000 options under the 2013 Omnibus Incentive Plan to a company for the procurement of investor capital.  The options expire in five years from date of issuance and have an exercise price of $0.50.

On April 3, 2013, in conjunction with its acquisition of EV Pass LLC, the Company issued 671,141 shares of its common stock at $1.49 per share.

On April 19, 2013 the Company reached a settlement with its former Chief Financial Officer and issued 220,000 shares of its common stock at $1.20 per share as part of the settlement.

On April 23, 2013 in conjunction with its acquisition of 350Green LLC, the Company issued 604,838 shares of its common stock at $1.24 per share.

On April 29, 2013, the Company issued 2,200,000 warrants to a company that is owned by the Chief Executive Officer of the Company and is a shareholder of the Company.  The warrants vest immediately, expire three years from date of issuance and have an exercise price of $1.31.

On June 6, 2013, the Company issued to a consultant 19,231 shares of its common stock at a price of $1.30 per share under the Company’s 2013 Omnibus Incentive Plan for business development services.

On June 11, 2013, the Company issued a firm 6,060 shares of its common stock at a price of $1.65 for consulting services.

During the period of March 22, 2013 through June 12, 2013, the Company issued 848,000 warrants to a shareholder in connection with the procurement of investor capital.  The warrants vest immediately and expire five years from date of issuance; 424,000 warrants have an exercise price of $0.50 and the remaining 424,000 warrants have an exercise price of $2.25.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On June 28, 2013, the Company formed an audit committee consisting of Messrs. Fields, Zwick and Beck of which Mr. Fields serves as chairman.  All members are considered to be financial experts and Messrs. Fields and Beck are independent members.

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

CAR CHARGING GROUP, INC.

	By:	/s/ Michael D. Farkas
Date: August 20, 2013		Michael D. Farkas Chief Executive Officer (Duly Authorized and Principal Executive Officer)

Date: August 20, 2013	By:	/s/ Jack Zwick
Jack Zwick Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)