Form 10-Q
period 2013-09-30
Car Charging Group, Inc.
filed 2013-11-14
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

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

As of November 14, 2013: 65,303,406 shares of common stock, $0.001 par value were issued and outstanding.

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
FORM 10-Q
September 30, 2013

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

CAR CHARGING GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
September 30, 2013

Index to Financial Statements

FINANCIAL STATEMENTS	Page #

Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	2

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2013 and 2012 (Unaudited)	3

Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2013 and 2012 and for the Period from September 3, 2009 (Inception) through September 30, 2013 (Unaudited)	4

Condensed Consolidated Statements of Stockholders’ Equity from December 31, 2012 through September 30, 2013 (Unaudited)	5

Condensed Consolidated Statements of Cash flows for the Nine Months Ended September 30, 2013 and 2012 and for the Period from September 3, 2009 (Inception) through September 30, 2013 (Unaudited)	6

Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	DECEMBER 31,
	2013	2012
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,066	$13,416
Advanced commissions, net of an allowance of $350,000 and $0	19,000	300,750
Prepaid expenses and other current assets	632,638	357,312
Assets held for sale, net	2,596,281	-
Total current assets	3,304,985	671,478

FIXED ASSETS
EV charging stations, net of accumulated depreciation of $1,230,928 and $363,918, respectively	4,050,342	960,234
Automobiles, net of accumulated depreciation of $32,496 and $15,292 respectively	82,196	99,400
Office and computer equipment, net of accumulated depreciation of $58,646 and $26,604, respectively	41,044	36,717
Total fixed assets, net	4,173,582	1,096,351

DEPOSITS	42,275	42,265

INTANGIBLE ASSETS, net	3,996,450	-

GOODWILL	1,509,376	-

OTHER ASSETS	358,620	232,727

TOTAL ASSETS	$13,385,288	$2,042,821

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of note payable	$330,428	$12,105
Current portion of note payable related party	120,000	-
Convertible note payable-related party, net of discount of $0 and $4,918	-	82
Convertible note, net of discount of $0 and $168,567 respectively	-	122,433
Accounts payable and accrued expenses	4,607,438	547,874
Accrued interest- related party	-	5
Warrants payable	309,000	-
Current portion of deferred revenue	1,648,296	19,996
Current portion of deferred rent	12,757	9,731
Liabilities held for sale	2,922,564	-
Total current liabilities	9,950,483	712,226

DEFERRED REVENUE	645,027	34,747

DEFERRED RENT	10,503	20,445

NOTE PAYABLE	188,401	44,836

TOTAL LIABILITIES	10,794,414	812,254

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock, $0.001 par value; 10,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	10,000	10,000

Series B Convertible Preferred Stock, $0.001 par value; 0 and 1,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	-	1,000

Common Stock, 500,000,000 shares authorized at $0.001 par value; 57,409,360 and 42,434,705 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	57,409	42,435
Additional paid-in capital	40,546,159	20,117,559
Deficit accumulated during development stage	(37,572,694)	(18,940,427)
Treasury stock, at cost	(450,000)	-
TOTAL STOCKHOLDERS' EQUITY	2,590,874	1,230,567

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,385,288	$2,042,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30, 2013	September 30, 2012
Revenues
Service fees	$40,863	$4,589
Grant revenue	48,303	-
Sales	-	4,254
TOTAL REVENUE	89,166	8,843

Costs
Cost of services	39,662	3,893
Cost of sales	-	3,145
TOTAL COST OF REVENUE	39,662	7,038

Gross profit	49,504	1,805

Operating expenses
Compensation	5,518,814	658,574
Other operating expenses	291,559	117,479
General and administrative	1,350,076	385,814
TOTAL OPERATING EXPENSES	7,160,449	1,161,867

Loss from operations	(7,110,945)	(1,160,062)

Other income (expense)
Interest expense, net	(16,729)	(6,467)
Debt conversion expense	(687,286)	-
Provision for warrant liability	(122,000)	-
Total other (expense)	(826,015)	(6,467)

Net loss	$(7,936,960)	$(1,166,529)
Deemed dividend to Series B shareholder upon conversion to common stock and warrants	(2,831,830)	-
Net loss attributable to common shareholders	$(10,768,790)	$(1,166,529)

Net loss per common share – basic and diluted	$(0.19)	$(0.03)
Weighted average number of common shares outstanding – basic & diluted	55,941,419	40,996,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(UNAUDITED)

			For the Period
			From
	For the Nine	For the Nine	September 3, 2009
	Months Ended	Months Ended	(Inception) to
	September 30, 2013	September 30, 2012	September 30, 2013
Revenues
Service fees	$83,666	$10,604	$103,208
Grant revenue	86,052	-	91,647
Sales	12,762	235,726	307,978
TOTAL REVENUE	182,480	246,330	502,833

Costs
Cost of services	86,380	5,683	92,633
Cost of sales	7,710	190,201	262,596
TOTAL COST OF REVENUE	94,090	195,884	355,229

Gross profit	88,390	50,446	147,604

Operating expenses
Compensation	9,824,287	1,774,531	21,048,040
Other operating expenses	565,903	421,699	1,844,579
General and administrative	4,242,798	1,444,758	10,296,403
TOTAL OPERATING EXPENSES	14,632,988	3,640,988	33,189,022

Loss from operations	(14,544,598)	(3,590,542)	(33,041,418)

Other income (expense)
Interest expense, net	(38,213)	(7,009)	(102,211)
Loss on exchange of warrants for common stock	-	-	(485,000)
Amortization of discount on convertible debt	(126,783)	-	(266,609)
Loss on settlement of accounts payable for common stock	(47,856)	-	(47,856)
Loss on payment convertible notes payable	(46,701)	-	(46,701)
Debt conversion expense	(687,286)	-	(687,286)
Provision for warrant liability	(309,000)	-	(309,000)
Gain on change in fair value of derivative liability	-	-	245,217
Total other (expense)	(1,255,839)	(7,009)	(1,699,446)

Net loss	(15,800,437)	(3,597,551)	(34,740,864)
Deemed dividend to Series B shareholder upon conversion to common stock and warrants	(2,831,830)	-	(2,831,830)
Net loss attributable to common shareholders	$(18,632,267)	$(3,597,551)	$(37,572,694)

Net loss per common share - basic and diluted	$(0.37)	$(0.09)
Weighted average number of common shares outstanding – basic & diluted	50,960,584	39,850,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

								Deficit Accumulated		Total
	Preferred-A	Preferred-A	Preferred-B	Preferred-B	Common	Common	Additional Paid-in	during the Development	Treasury	Stockholders Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Stock	(Deficit)

Balance at December 31, 2012	10,000,000	$10,000	1,000,000	$1,000	42,434,705	$42,435	$20,117,559	$(18,940,427)	$-	$1,230,567

Sale of common stock					7,540,000	7,540	796,213			803,753

Issuance of warrants in conjunction with sale of common stock							2,160,942			2,160,942

Common stock issued for compensation and services					1,849,218	1,849	2,428,861			2,430,710

Common stock issued for director compensation					100,000	100	145,400			145,500

Common stock issued for software development					113,636	114	149,886			150,000

Warrants and options issued for compensation and services							7,910,076			7,910,076

Conversion of Series B preferred stock into common stock and warrants			(1,000,000)	(1,000)	2,500,000	2,500	(1,500)			-

Deemed dividend on Series B Preferred shares converted into common shares and warrants							2,831,830	(2,831,830)		-

Conversion of notes payable into common stock and warrants					330,000	330	852,161			852,491

Common stock issued for acquisition					2,541,801	2,541	3,154,731			3,157,272

Acquisition of treasury stock at cost									(450,000)	(450,000)

Net loss								(15,800,437)		(15,800,437)

Balance at September 30, 2013	10,000,000	$10,000	-	$-	57,409,360	$57,409	$40,546,159	$(37,572,694)	$(450,000)	$2,590,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the Period from
			September 3, 2009
	For the Nine Months Ended		(Inception) to
	September 30,	September 30,	September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,800,437)	$(3,597,551)	$(34,740,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,401,014	174,387	1,819,499
Amortization of discount on convertible notes payable	126,783	5,318	266,609
Loss on common stock issued in exchange for extinguishment of warrants	-	-	485,000
Gain on change in fair value of derivative liability	-	-	(245,217)
Non-cash compensation
Common stock issued for services and incentive fees	2,281,905	1,141,183	13,178,363
Warrants and options issued for services and incentive fees	7,910,076	379,514	8,753,975
Provision for loss on advanced commissions	350,000	-	350,000
Loss on settlement of accounts payable for stock	47,856	-	47,856
Loss on repayment of convertible notes payable	46,701	-	46,701
Provision for warrant liability	309,000	-	309,000
Debt conversion expense	687,286	-	687,286
Return of common due to arbitration	(371,250)	-	(371,250)
Changes in operating assets and liabilities:
Inventory	-	-	(72,768)
Advanced commissions	(68,250)	(102,000)	(369,000)
Deposits	(10)	(35,821)	(33,967)
Prepaid expenses and other current assets	(66,411)	(232,678)	(133,614)
Other assets	21,836	(31,003)	16,323
Accounts payable and accrued expenses	1,079,058	205,963	1,651,968
Deferred rent	(6,916)	32,073	23,260
Deferred revenue	833,153	-	887,896
Accrued interest-related party	(5)	(40)	4,480
Net Cash Used in Operating Activities	(1,218,611)	(2,060,655)	(7,438,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of accounts receivable	(163,292)	-	(163,292)
Purchase of office and computer equipment	(1,177)	(12,654)	(64,498)
Purchase of automobile	-	(50,000)	(50,000)
Purchase of EV stations	(967,281)	(583,771)	(2,224,286)
Cash from acquisitions in excess of amount paid	9,345	-	9,345
Net Cash Used in Investing Activities	(1,122,405)	(646,425)	(2,492,731)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of notes payable	145,000	65,000	541,000
Proceeds from sale of preferred stock	-	900,000	900,000
Sale of common stock, net of issuance costs	2,964,695	1,360,000	9,280,043
Payment of notes and convertible notes payable	(725,029)	(4,816)	(732,781)
Net Cash Provided by Financing Activities	2,384,666	2,320,184	9,988,262

NET INCREASE IN CASH	43,650	(386,896)	57,066

CASH AT THE BEGINNING OF PERIOD	13,416	406,859	-
CASH AT END OF PERIOD	$57,066	$19,963	$57,066

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest expenses	$36,213	$1,263	$38,248
Income taxes	$-	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt and accrued interest	$852,491	$3,823	$1,530,877
Beneficial conversion feature of notes payable and related warrants issued	$-	$63,818	$276,926
Inventory reclassified to electric car charging stations	$-	$-	$72,768
Conversion of preferred shares into common shares and warrants	$1,500	$-	$1,500
Issuance of warrants in consideration of equity investment	$1,195,888	$273,697	$1,469,585
Conversion of notes payable into common stock and warrants	$165,205	$-	$165,205
Common stock issued for settlement of accounts payable	$213,331	$-	$238,331
Note payable for purchase of automobile	$-	$64,693	$64,693
Purchase of software development for common stock	$150,000	$-	$150,000
Purchase of accounts receivable for common stock	$127,941	-	127,941
Acquisition of treasury stock at cost	$450,000	$-	$450,000
Issuance of common stock for acquisition	$3,750,000	$-	$3,750,000
Issuance of note payable for acquisition	$1,005,918	$-	$1,005,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
September 30, 2013
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

During February 2011, the Shareholders and Board of Directors authorized a decrease of issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-fifty (1:50) basis (the “Reverse Stock-Split”).  There was no change to the authorized amount of shares or to the par value. All share and per share amounts included in the consolidated financial statements have been retroactively adjusted to reflect the effects of the Reverse Stock-Split.

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

DEVELOPMENT STAGE COMPANY

 The Company is a development stage company as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10 “Development Stage Entities.”  The Company is still devoting substantially all of its efforts on establishing the business and developing revenue generating opportunities through its planned principal operations. In the latter half of 2011, the Company’s principal sales operations began, however the Company has not recognized significant revenues during the subsequent period through September 30, 2013.  All losses accumulated since inceptions have been considered as part of the Company’s development stage activities.

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

LIQUIDITY

Historically, the Company has been dependent on debt and equity raised from individual investors to sustain its operations. The Company’s product has not been placed in enough locations nor have a sufficient number of plug-in electric vehicles been sold that utilize public charging stations to generate significant revenue. The Company has incurred recurring losses and used cash for operating activities and has negative working capital as of September 30, 2013. As of September 30, 2013, the Company had an accumulated deficit of $37,572,694. In addition, as of September 30, 2013, the Company had a net working capital deficit of $6,645,498. Management intends to raise additional funds in an equity financing transaction during the three months ending December 31, 2013.

There can be no assurance that the Company will be successful in obtaining such financing at the level needed for long-term operations or on terms acceptable to the Company. If the Company is not successful in obtaining sufficient financing, the Company’s ability to continue as a going concern is uncertain. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

EV CHARGING STATIONS

EV charging stations represent the depreciable cost of charging devices that have been installed on the premises of participating owner/operator properties.  They are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of three years. Upon sale, replacement or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Condensed Consolidated Statements of Operations.  The Company held approximately $1,604,000 and $218,000 in EV charging stations that were not placed in service as of September 30, 2013 and December 31, 2012, respectively.  The Company will begin depreciating this equipment when installation is substantially complete. Depreciation for the three months and nine months ended September 30, 2013 and 2012 and for the period from September 3, 2009 (inception) through September 30, 2013 was $590,686, $70,944, $1,195,445, $154,328 and $1,559,363 respectively. The amounts for 2013 and September 2009 (inception) through September 30, 2013 include depreciation expense applicable to assets held for sale.

While the Company’s primary strategy is to earn revenue through the installation of EV charging stations, the Company will sell EV charging stations on occasion when the opportunity presents itself.

AUTOMOBILES

Automobiles are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement of automobiles, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Condensed Consolidated Statements of Operations.  The Company’s electrically-charged enabled automobile was placed in service in May 2012.  Depreciation for the three months and nine months ended September 30, 2013 and 2012 and for the period from September 3, 2009 (inception) through September 30, 2013 was $5,735, $5,735 $17,204, $9,558 and $32,496 respectively.

OFFICE AND COMPUTER EQUIPMENT

Office and computer equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line basis over an estimated useful life of five years. Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Condensed Consolidated Statements of Operations. Depreciation for the three months and nine months ended September 30, 2013 and 2012 and for the period from September 3, 2009 (inception) through September 30, 2013 was $16,095, $3,060, $32,041, $8,733 and $58,646, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted paragraph 360-10-35-17 of the FASB ASC for its long-lived assets.  The Company’s long-lived assets, which include EV charging stations, office and computer equipment, automobile, intangible assets, and security deposits, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2013 or December 31, 2012.

INTANGIBLE ASSETS

The Company accounts for the fair value of intangible assets acquired as a result of the acquisition transactions completed during the nine month period ended September 30, 2013, pending finalization of a valuation, in the following manner :

Estimated Useful Life
Provider agreements for locations awaiting installation of EV charging stations	7 – 10 years
Awarded government grants for installation of EV charging stations	Upon invoicing grantor
Trademark	Indefinite
Present value of EV charging stations to be acquired in October 2016	Commencing in October 2016 and over the estimated remaining useful life at such time

GOODWILL

Goodwill represents the premium paid over the fair value of the intangible and net tangible assets acquired in business combinations. The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. There have been no goodwill impairments through September 30, 2013.

DERIVATIVE INSTRUMENTS

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and paragraph 815-40-25 of the FASB ASC. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Condensed Consolidated Statements of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes and convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2013 and December 31, 2012.

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

The Company entered into a joint marketing agreement with Nissan North America for which among other matters requires the Company to build, own, operate and maintain a network of 48 fast chargers throughout the United States and create an auto dealer network promotion and referral program so as to facilitate sales of electric vehicles to their potential customers. Payments received under the agreement on March 29, 2013 of $782,880 are deferred and will be recognized ratably over the life of the chargers. The Company identified the obligation to install and maintain the chargers and the obligation to create a referral and promotion program as separate elements under the agreement but determined that they did not qualify as separate units of accounting for purposes of recognizing revenue. The multiple deliverables are not separate units of accounting because Nissan North America has not delineated specific amounts of the revenue to particular elements of the agreement and the Company is unable to estimate the fair value or the selling price of the respective deliverables. The Company is required to install the network by December 31, 2013. None of the fast chargers have been installed as of September 30, 2013 and therefore no revenue has been recognized. Nissan reserves the right of full remedies under the law in the event the chargers are not installed by the required deadline.

For the three months and nine months ended September 30, 2013 and 2012 and for the period of September 3, 2009 (inception) through September 30, 2013, the Company recognized $48,303, $0, $86,052, $0 and $91,647, respectively, of grant revenue.

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

EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB ASC.  Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  The equity instrument is remeasured each reporting period until a measurement date is reached.

ADVERTISING

The Company expenses non-direct advertising as incurred.  Total advertising expense for the three months and nine months ended September 30, 2013 and 2012, and for the period from September 3, 2009 (inception) through September 30, 2013 was $0, $53, $0 and $128 and $12,124, respectively.

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

At September 30, 2013, the potentially dilutive securities included 48.1 million shares reserved for the convertible preferred stock, and the exercise of outstanding warrants and options which were excluded from the calculation of net loss per share as they are anti-dilutive. At September 30, 2012, the potentially dilutive securities included 37.1 million shares reserved for the conversion of convertible preferred stock, and the exercise of outstanding warrants which were excluded from the calculation of net loss per share as they are anti-dilutive.

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

Acquisition related costs consisting of commission expense of $18,000 and legal fees of $20,850 are reflected as compensation and general and administrative expenses, respectively on the statement of operations for the nine months ended September 30, 2013.

The fair value of intangible assets at February 26, 2013 pending finalization of a valuation consist of the following:

February 26, 2013
Provider agreements for locations awaiting installation of EV charging stations	$829,000
Awarded government grants for installation of EV charging stations	638,000
$1,467,000

The Exchange Agreement provided for an anti-dilution benefit to former members of Beam whereby until such time as a former member sells or disposes of all of his Company common shares of stock, any Triggering Event, as defined by the Agreement, whereby the issue price of the Company stock is below $1.58 shall cause the Company to issue a warrant to each former member to purchase an additional number of Company common shares at the Triggering Event price so as to preserve such Beam Member’s pre-Triggering Event percentage ownership in the Company. From a historical perspective, the Company has raised capital through the issuance of stock and issued stock, options and warrants for services and compensation on a frequent basis since inception at various prices, differing vesting periods and differing expiration dates. The Company has recorded warrants payable and a provision for warrants payable of $309,000 representing the fair value of the warrants, based on the Black Scholes valuation model, that would have been issued based on the Triggering Events occurring during the period of February 26, 2013 through September 30, 2013. The Company can not estimate how long the former members will hold their stock, what market conditions will be when stock is sold and or when stock, options or warrants will be issued and under what terms of issuance as of the date of the acquisition. It is for those reasons, that the Company cannot estimate the amount of additional consideration associated with the anti-dilution benefit. The Company will continue to record warrants payables based on the occurrence of Triggering Events.  The Company estimates the Beam liability based on Black Scholes inputs and recorded the fair value of the warrants to be issued as of September 30, 2013. The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820-10-35) refers to as Level 3 inputs.  The Company added $309,000 of level 3 liabilities during the nine months ended September 30, 2013 due to the Beam acquisition and subsequent triggering events that merited warrant issuances.

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

Pursuant to the Addendum, the Company (through CCGI Sub) acquired all the membership interests of 350 Green from the 350 Members in exchange for $1,164,525 of which: (a) $719,757, valued at the market price on the date of issuance, was paid in the form of 604,838 unregistered shares of the Company’s common stock, par value $0.001 (such shares, the “Exchange Shares”), and (b) $500,000 was paid in the form of a promissory note (the “Promissory Note”) payable to the 350 Members (the “Equity Exchange”). The Promissory Note does not bear interest and is payable in the following installments: (i) a payment of $10,000 on the Closing Date, (ii) an additional $10,000 payment on the thirty (30) day anniversary of the Closing Date, and (iii) monthly installments in the amount of $20,000 thereafter until paid in full.  Based on the life of the note, the Company imputed interest at 12% per annum and recorded the note at its present value of $444,768 on the date of issuance.  The Company has made payments of principal and interest totaling $100,000 as of September 30, 2013.

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

On March 1, 2013, the City of Chicago delivered approval of the Equity Exchange (the “Chicago Approval”).

On April 22, 2013, the Company acquired 350 Green, and 350 Green became a wholly-owned subsidiary of CCGI Sub.

The Company has accounted for the transaction as a business combination.  Pending the finalization of a valuation, the following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the closing date:

April 22, 2013
Cash	$33,632
Fixed assets, net	4,137,166
Amortizable intangible assets	1,792,133
Current liabilities	(4,321,365)
Deferred revenue	(2,527,402)
Net identifiable liabilities	(885,836)
Goodwill	2,050,361
Total consideration given	$1,164,525

Subsequent to the initial valuation of the preliminary fair value of the assets acquired and liabilities assumed, the Company received two vendor invoices relating to matters prior to the acquisition date which had not been previously recorded resulting in an increase in goodwill of $107,566 to the initial goodwill recorded.

The fair value of intangible asset pending finalization of a valuation consists of provider agreements for locations awaiting installation of EV charging stations.

The revenues and net loss of the acquirees as of their respective acquisition dates included in the consolidated statements of operations for the nine months ended September 30, 2013 is as follows:

	Car Charging Group Inc.	Beam Charging LLC	350 Green LLC	Total
Revenues	$97,185	$56,187	$29,108	$182,480
Net Loss	$(14,265,218)	$(576,040)	$(959,179)	$(15,800,437)

The pro forma revenues and net loss of Car Charging Group, Inc. and the acquirees as if the acquisitions occurred as of January 1, 2013 and for the nine months ended ended September 30, 2013 is as follows:

	Car Charging Group Inc.	Beam Charging LLC	350Green LLC	Total
Revenues	$97,185	$57,387	$166,159	$320,731
Net Income (Loss)	$(14,265,218)	$(612,831)	$(1,428, 181)	$(16,306,230)

The pro forma revenues and net loss of Car Charging Group, Inc. and the acquirees as if the acquisitions occurred as of January 1, 2012 and for the nine months ended September 30, 2012 is as follows:

	Car Charging Group Inc.	Beam Charging LLC	350 Green LLC	Total
Revenues	$246,330	$1,126	$405,748	$653,204
Net Loss	$(3,597,551)	$(85,589)	$(1,876,401)	$(5,559,541)

 ASSETS AND LIABILITIES HELD FOR SALE

On April 25, 2013, the Company filed an action against JNS Holdings Corporation (“JNS Holdings”) and JNS Power & Control Systems, Inc. (“JNS Power”, and, together with JNS Holdings, “JNS”) in the United States District Court for the Northern District of Illinois (the “Court”), seeking to invalidate an Asset Purchase Agreement dated April 17, 2013 (the “Asset Purchase Agreement”) between 350 Green and JNS Power based on, among other things, the pre-existence of the Equity Exchange Agreement.  Pursuant to the Asset Purchase Agreement, 350 Green purported to agree to the transfer of certain enumerated assets and liabilities to JNS Power (the “Assets and Liabilities”).  On May 25, 2013, JNS Power filed a separate complaint against 350 Green seeking, among other things, specific performance of the Asset Purchase Agreement.  The Court consolidated the two actions on or about June 26, 2013.

On September 24, 2013 the Court issued a ruling in the combined lawsuits of Car Charging Group, Inc. v. JNS Holdings Corporation, and JNS Power & Control Systems, Inc. v. 350 Green, LLC (the “Court Order”).  The Court granted JNS’ motion for specific performance of the Asset Purchase Agreement (“APA”). Pursuant to the Court Order, 350 Green is required to transfer the Assets and Liabilities to JNS and may be required to pay JNS’ costs and attorneys’ fees as well as indemnify JNS for certain costs incurred with regard to the Assets and Liabilities.

The Court Order does not transfer, amend or modify Car Charging Group, Inc.’s ownership of 350 Green; it only requires transfer of ownership of those certain Assets and Liabilities that were listed in the Asset Purchase Agreement entered into between JNS and 350 Green.  Car Charging Group, Inc. still owns all of 350 Green’s other assets, in states including, but not limited to: California, Oregon, Pennsylvania, Missouri, Kansas, Maryland, Colorado, Georgia, Utah, Florida, Ohio, Indiana, Washington and Illinois.  As of November 14, 2013, the assets have not been transferred to JNS as the parties are negotiating the specific assets to be transferred.

Closing of the APA is contingent upon a bill of sale which has not been approved by the parties. The net liabilities, $326,283, to be transferred upon a mutually approved bill of sale based on their respective fair values as of September 30, 2013 consisted of fixed assets, net of depreciation of $1,272,586 and goodwill of $1,323,425 and liabilities consisted of accounts payable and accrued expenses of $1,800,589 and deferred revenue of $1,121,975.

As a result of the above events, the Company assessed the carrying value of its goodwill on a qualitative basis for impairment and determined that no other adjustment for impairment would have been required.  The Company will record the adjustment upon the transfer of the assets to JNS.

4.    PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at:

	September 30, 2013	December 31, 2012
Prepaid consulting fees	$427,240	$181,849
Prepaid compensation	348,309	311,090
Receivable New York State Energy Research and Development Authority	15,502	-
Other prepaid expenses and other current assets	200,207	78,170
Subtotal	991,258	571,109
Less: non current portion	(358,620)	(213,797)
Prepaid and other current assets	$632,638	$357,312

On October 22, 2012, the Company entered into a one year agreement with a firm to provide consulting services which included business development and capital raising functions.  As consideration for such services, the firm received 150,000 fully vested shares of the Company’s common stock valued at $225,000 which is based on the market value on the date of issuance.  The expense will be recognized ratably over the term of the agreement.  As of September 30, 2013, the prepaid portion of those services was $13,562.

On December 6, 2012, the Company retained an individual to serve as chairman of the Company’s Board of Directors for three years.  As part of the chairman’s compensation, the Company issued to him 200,000 fully vested shares of the Company’s common stock valued at $316,000 which is based on the market value on the date of issuance.  The expense will be recognized ratably over the term of the agreement.  As of September 30, 2013, the prepaid portion of the compensation was $232,306.

On January 11, 2013, the Company retained an individual to serve on the Company’s Board of Directors for three years.  As part of the individual’s compensation, the Company issued to him 50,000 fully vested shares of the Company’s common stock valued at $74,500 which is based on the market value on the date of issuance under the 2013 Omnibus Plan.  The expense will be recognized ratably over the term of the agreement.  As of September 30, 2013, the prepaid portion of the compensation was $56,674.

On January 14, 2013, the Company entered into a contract with a firm to provide strategic planning consulting services over a year. The Company issued 250,000 fully vested shares of its common stock at $1.49 per share, for a total value of $372,500 which is based on the market value on the date of issuance, covering the year ended January 14, 2014.  The expense will be recognized ratably over the term of the agreement.  As of September 30, 2013, the prepaid portion of those services was $108,178.

On February 19, 2013, the Company retained an individual to serve on the Company’s Board of Directors for three years subject to the Board of Directors approval.  As part of the agreement and the individual’s compensation, the Company was obligated to issue him fully vested 50,000 shares of the Company’s common stock valued at $71,000 which is based on the market value on the date of issuance under the 2013 Omnibus Plan.  The Company’s Board of Directors did not approve his appointment to the Board of Directors until April 3, 2013 in conjunction with the Company’s acquisition of EV Pass LLC.  The expense will be recognized ratably over the term of the agreement.  As of September 30, 2013, the prepaid portion of those services was $59,329.

On July 3, 2013, the Company entered into an agreement with a firm to serve as a financial advisor in connection with a financing transaction. In compliance with the agreement, the Company issued 225,000 shares of its common stock; 125,000 shares on the date of the agreement valued at $162,500 based on the market price of $1.30 per share on the date of issuance and 100,000 shares on September 3, 2013 valued at $128,000 based on the market price of $1.28 per share on the date of issuance. In conjunction with the agreement, the Company is required to issue an additional 100,000 shares of its common stock on October 3, 2013 which it issued on November 8, 2013 valued at $122,000  based on a market price of $1.22 per share on the date of issuance. As of September 30, 2013, the prepaid portion of those services was $290,500. The agreement may be terminated by either party upon written notice. The aforementioned shares will be expensed for services rendered in the fourth quarter of 2013.

On August 12, 2013 the Company retained a firm to provide the Company with management advisory services over a year. As part of the agreement the Company issued 3,000 shares of its common stock to the firm and 7,000 shares of its common stock to a principal of the firm; each at $1.50 per share and valued at $15,000 in aggregate which is based on the market value on the date of issuance. The expense will be recognized ratably over the term of the agreement. As of September 30, 2013, the prepaid portion of those services was $15,000.

The Company entered into an agreement with the New York State Energy and Research Development Authority (“NYSERDA’) to install 58 EV units by December 31, 2013. The Company has a billed receivable from NYSERDA for $15,502 for services performed in conjunction with the agreement as of September 30, 2013.

5.    INTANGIBLE ASSETS

Intangible assets as of September 30, 2013 consist of the following:

Provider agreements for locations awaiting installation of EV charging stations	$3,062,541
Awarded government grants for installation of charging stations	638,000
Trademark	300,000
Present value of EV charging stations to be acquired in October 2016	150,000
Total	$4,150,541
Less accumulated amortization at September 30, 2013	(154,091)
Balance at September 30, 2013	$3,996,450

The Company had no intangible assets as of December 31, 2012.

Expected amortization expense pertaining to intangible assets over the five year period ending December 31, 2018 and thereafter is as follows:

Year ending December 31,:
2013 (remaining three months)	$288,158
2014	534,704
2015	623,148
2016	977,414
2017	640,480
2018 and thereafter	932,546
Total	$3,996,450

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	September 30, 2013	December 31, 2012
Accounts payable	$2,978,852	$370,675
Accrued wages	115,500	97,961
Accrued sales and payroll taxes	214,679	-
Accrued fees	1,293,854	72,038
Accrued interest expense	4,553	7,200
Total	$4,607,438	$547,874

Accrued fees consist primarily of fees owed to consultants, revenue share and electricity reimbursements to property owners where the EV chargers are situated.

In conjunction with the acquisition of 350Green, the 350Green vendor’s accounts payable was collateralized by 28 EV charging stations installed by 350Green in California and Maryland to be paid in monthly installments of $10,000.  The vendor’s account payable was $126,141 at such time and is $66,141 as of September 30, 2013.

7.    NOTES PAYABLE

CONVERTIBLE NOTES PAYABLE

On September 14, 2012, the Company issued an unsecured $65,000 convertible note payable to an investor which bears interest at 12% per annum and is due with accrued interest on June 14, 2013 for working capital purposes.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, the Company issued a warrant, to the investor to purchase 65,000 shares of the Company’s common stock at a $1.00 per share until September 14, 2014.  The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $30,934 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of  222% based on historical volatility, (2) an interest rate of 0.27%, (3) expected life of 2 years and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $32,884 resulting in an aggregate debt discount of $63,818 on September 14, 2012. The note was paid in full with accrued interest thereon on March 5, 2013, resulting in full recognition in expense of the unamortized discount of $2,284.

On October 10, 2012, the Company issued a convertible note in the amount of $100,000, to an investor, collateralized by all the assets of the Company, due April 10, 2013 with interest at 12% per annum for working capital purposes. The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full. The noteholder is entitled to be repaid $25,000 for every $1,000,000 raised in equity by the Company which the Company has not met. In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 100,000 shares of the Company’s common stock at a $1.00 per share until October 10, 2015. The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $54,464 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 182% based on historical volatility, (2) an interest rate of 0.23%, (3) expected life of 3 years and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $45,536 resulting in an aggregate debt discount of $100,000 on October 10, 2012. As of June 30, 2013 the related debt discount was fully amortized but the note remained unpaid.

On October 12, 2012, the Company issued a convertible note in the amount of $50,000 to an investor, collateralized by all the assets of the Company, due April 12, 2013 with interest at 12% per annum for working capital purposes. The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full. The noteholder is entitled to be repaid $25,000 for every $1,000,000 raised in equity by the Company which the Company has not met. In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 50,000 shares of the Company’s common stock at a $1.00 per share until October 12, 2015. The amount allocated to the warrants based on the relative fair value of the warrant on the date of the grant was estimated at $27,938 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 181% based on historical volatility, (2) an interest rate of 0.23%, (3) expected life of 3 years and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $22,062 resulting in an aggregate debt discount of $50,000 on October 12, 2012. As of June 30, 2013, the related debt discount was fully amortized but the note remained unpaid.

The noteholders pertaining to the October 10, 2012 and October 12, 2012 transactions have mutually agreed to enjoy equal rights as secured lenders under each of their respective notes and that neither shall have priority over the other.

On March 22, 2013, the holder of the $50,000 convertible note issued on October 12, 2012 assigned his interest and accrued interest thereon to the holder of the $100,000 convertible note issued on October 10, 2012. In August 2013, the Company and the holder of the $150,000 of past due convertible notes and approximately $15,000 of accrued interest, agreed to convert the note and accrued interest thereon at a conversion price of $0.50 per share thereby issuing 330,000 shares of the Company’s common stock and an additional warrant for 330,000 shares of common stock exercisable at $2.25 per share which vests immediately and expires on August 11, 2016. This agreement represents an inducement to convert original conversion feature of the notes and for which the fair value of the common stock and warrant issued exceed the fair value of the original conversion terms of the notes, related accrued interest exchanged resulting in a debt conversion expense of $687,286 which is recorded in Other income/(expense ) on the Statement of Operations. The amount allocated to the warrant based on the relative fair value of the warrant on the date of the grant was estimated at $360,428 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 137% based on historical volatility, (2) an interest rate of 0.61%, (3) expected life of 3 years and (4) zero dividend yield. The amount allocated to the common stock based on the relative fair value on the date of grant was $492,063.

On December 3, 2012, the Company issued an unsecured $20,000 convertible note payable to an investor which bears interest at 12% per annum and is due with accrued interest on June 3, 2013. The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full. In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 20,000 shares of the Company’s common stock at a $1.00 per share until December 3, 2014. The amount allocated to the warrants based on the relative fair value of the warrant on the date of the grant was estimated at $10,049 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 124% based on historical volatility, (2) an interest rate of 0.18%, (3) expected life of 2 years and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $9,951 resulting in an aggregate debt discount of $20,000 on December 3, 2012. The note was paid in full with accrued interest thereon on March 5, 2013, resulting in full recognition in expense of the unamortized discount of $9,891.

On December 12, 2012, the Company issued an unsecured $56,000 convertible note payable to an investor which bears interest at 12% per annum and is due with accrued interest on June 12, 2013.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 56,000 shares of the Company’s common stock at a $1.00 per share until December 12, 2014.  The amount allocated to the warrant based on the relative fair value of the warrant on the date of the grant was estimated at $26,925 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 109% based on historical volatility, (2) an interest rate of 0.14%, (3) expected life of 2 years and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $29,075 resulting in an aggregate debt discount of $56,000 on December 12, 2012. The note was paid in full with accrued interest thereon on March 5, 2013, resulting in a full recognition in expense of the unamortized discount of $30,462.

On December 28, 2012, the Company issued an unsecured $5,000 convertible note payable to the Chief Executive Officer which bears interest at 12% per annum and is due with accrued interest on June 28, 2013.  The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full.  In conjunction with the issuance of the note, the Company issued a warrant, to the Chief Executive Officer to purchase 5,000 shares of the Company’s common stock at a $1.00 per share until December 28, 2014.  The amount allocated to the warrant based on the relative fair value of the warrants on the date of the grant was estimated at $2,160 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 107% based on historical volatility, (2) an interest rate of 0.15%, (3) expected life of 2 years and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $2,840 resulting in an aggregate debt discount of $5,000 on December 28, 2012. The note was paid in full with accrued interest of $56 thereon on January 31, 2013, resulting in full recognition in expense of the unamortized discount of $4,064.

Amortization expense related to the debt discount for the three and nine months ended September 30, 2013 and 2012 and for the period from September 3, 2009 (inception) through September 30, 2013 $0, $5,318, $126,783, $5,318 and $266,609, respectively, related to convertible notes payable.

NOTES PAYABLE

In connection with the purchase of an electrically charged enabled automobile by the Company in the first quarter, of 2012, the Company entered into a financing agreement.  The five-year note, collateralized by the related asset, bears interest at 4.75% and requires minimum monthly payments, inclusive of interest, of $1,216 commencing in May 2012. The unpaid principal balance of the note as of September 30, 2013 is $47,917.

In May 2012, an individual lent Beam Charging LLC (“Beam”), $10,000 payable on demand and personally guaranteed by the then President of Beam.  The debt remains unpaid as of September 30, 2013.

In conjunction with the acquisition of EV Pass in April 2013, the Company issued a non interest bearing $75,000 note, to be paid in three equal installments of $25,000 on each subsequent three month anniversary date of the note.  The note is scheduled to be paid in full by November 3, 2013. The July 2013 payment was made in October 2013.  The Company has not received a notice of default from the noteholder nor have any additional payments been made as of November 14, 2013.

In conjunction with the acquisition of 350Green, the Company issued a non interest bearing note to the former members of 350Green in the amount of $500,000 requiring a $10,000 payment at closing, a subsequent monthly payment of $10,000 and monthly payments of $20,000 thereafter until such time as the note is paid in full, circa May 2015.  The Company imputed an interest rate of 12% to the note and recorded the debt at its present value on date of issuance of $444,768.  The Company has paid $100,000 in aggregate principal and interest as of September 30, 2013.   The unpaid principal balance of the note as of September 30, 2013 was $360,912.  Additionally, the Company also assumed a $25,000 note payable with interest payable at 8% per annum due June 29, 2012 in conjunction with the 350Green acquisition.  The Company has accrued interest of $3,008 as of September 30, 2013, however, no payments have been made as of November 14, 2013.

As of September 30, 2013, the Company issued seven unsecured notes to a shareholder totaling $145,000 with interest at 12% per annum and payable on demand for working capital purposes of which the Company had repaid the shareholder two notes totaling $25,108 inclusive of accrued interest thereon.  The CEO of the Company has had numerous financial dealings with the lender over the years, including personal and business loans and investments.  The unpaid balance of the notes, inclusive of accrued interest of $1,545 as of September 30, 2013 is $121,545.

Future minimum monthly note payments, exclusive of interest, by year as of September 30, 2013 are as follows:

Year	Amount
2014	$450,428
2015	166,205
2016	13,821
2017	8,375
Total	$638,829

Total interest expense for the three months and nine months ended September 30, 2013 and 2012 and for the period from September 3, 2009 (inception) through September 30, 2013 was $16,729, $6,467, $38,213, $7,009 and $102,211, respectively.

8.   COMMON STOCK EQUIVALENTS

SUBSCRIPTION WARRANTS

In connection with a private offering initiated on January 28, 2013, the Company issued 4,990,000 shares of its common stock and issued warrants to purchase 4,990,000 shares of its common stock at an exercise price of $2.25 per share to 14 accredited investors during the period of January 28, 2013 through June 11, 2013 for $2,208,000, net of issuance costs of $242,000.  The warrants expire three years from the date of issuance and vest immediately.  The amount allocated to the warrants based on the relative fair value of the warrants issued was estimated at approximately $1,772,320 using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of ranging from 140% - 467% based on historical volatility; (2) an interest rate ranging from 0.35% - 0.42%; (3) expected life of 3 years and (4) zero dividend yield.  The fair value of the options was determined based on the respective closing price on the dates of the grants.

In connection with a private offering during the period of July 1, 2013 through September 30, 2013 the Company issued 2,550,000 shares of its common stock valued at $368,073 and warrants to purchase 2,550,000 shares of the Company’s common stock at $2.25 per share which vest immediately and expire three years from date of issuance.  The Company had received a total of $756,695, net of issuance costs.   The amount allocated to the warrants based on the relative fair value of the warrants issued was estimated at approximately $388,622 using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of ranging from 138% - 142% based on historical volatility; (2) an interest rate ranging from 0.48% - 0.82%; (3) expected life of 3 years and (4) zero dividend yield.  The fair value of the warrants was determined based on the respective closing price on the dates of the grant.

COMPENSATION AND SERVICE WARRANTS AND OPTIONS

On November 30, 2012, the Company’s Board of Directors and a majority of the Company’s shareholders approved the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”).  On January 11, 2013, the Board of Directors of the Company approved the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”, collectively “the Plans”).  The 2013 Plan was approved by a majority of the Company’s shareholders on February 13, 2013. The Plans enable the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the Plan may be Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be Non-Qualified Stock Options. The Plans are to be administered by the Board, which shall have discretion over the awards and grants thereunder. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant.  The aggregate maximum number of shares of Common Stock for which stock options or awards may be granted pursuant to  the  Plan is 5,000,000 each, adjusted as provided in Section 11 of the Plan. The Plans expires on December 1, 2014 and December 1, 2015, respectively. In conjunction with the 2012 Plan, the Company recognized compensation expense for the three month and nine month period ended September 30, 2013 of $526,039 and $1,565,104.  As of September 30, 2013, there was $4,676,757 of unrecognized expense that will be recognized over 2.25 years.  As of September 30, 2013, 4,350,000 options were outstanding and none were exercisable.  In conjunction with the 2013 Plan, the Company issued 1,100,289 restricted shares valued at $1,427,485 and options to purchase 870,665 shares of Company’s common stock valued at $884,829 using the Black-Scholes valuation model and the following assumptions: (1) expected volatility ranging from 138% - 760% based on historical volatility; (2) an interest rate ranging from 0.3% - 0.79% (3) expected life ranging from 2.5 – 3.5 years and (4) zero dividend yield.  The stock price was determined based on the closing price on the date of the grant. As of September 30, 2013, 870,655 options were outstanding of which 856,665 options to purchase the Company’s stock were exercisable. As of September 30, 2013 there was $24,134 of unrecognized expense to be recognized over 1.25 years

On January 11, 2013, the Company issued 12,000 options from the 2013 Omnibus Plan at an exercise price of $1.50 per share of the of the Company’s common stock to the Company’s newly appointed Board member as part of his compensation package.  The options vest ratably over two years from date of issuance and expire on January 11, 2018.  The fair value of the options issued on the date of the grant was estimated at $17,880, which will be recognized over the service period, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of  760% based on historical volatility; (2) an interest rate of 0.43%; (3) expected life of 3.5 years and (4) zero dividend yield.  The stock price was determined based on the closing price on the date of the grant.

During the period of March 22, 2013 through June 12, 2013, the Company issued to a shareholder warrants to purchase 848,000 shares of the Company’s common stock in connection with the procurement of investor capital.  The warrants vest immediately and expire five years from date of issuance; 424,000 warrants have an exercise price of $0.50 and the remaining 424,000 warrants have an exercise price of $2.25.  The fair value of the warrants issued on the date of the grant was estimated at $1,008,457, which was recorded as a reduction of the proceeds and an increase and decrease of additional paid in capital, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility ranging from 142% - 146% based on historical volatility; (2) an interest rate ranging from 0.80% - 1.15%; (3) expected life of 5 years and (4) zero dividend yield.  The stock price was based on the closing price of the stock on the date of the grant.

On April 1, 2013, the Company issued 150,000 options under the 2013 Omnibus Incentive Plan to a company for the procurement of investor capital.  The options expire in five years from date of issuance and have an exercise price of $0.50.  The fair value of the options issued on the date of the grant was estimated at $187,431 which was recorded as an increase and decrease of working capital, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 435% based on historical volatility; (2) an interest rate of 0.30%; (3) expected life of 2.5 years and (4) zero dividend yield.  The stock price was determined based on the closing price on the date of the grant.

On April 29, 2013, the Company issued a warrant to a company that is owned by the Chief Executive Officer of the Company and is a shareholder of the Company to purchase 2,200,000 shares of the Company’s common stock to replace a warrant grant to purchase 2,200,000 shares of the Company’s common stock which had recently expired and was issued for services rendered.  The warrant vests immediately, expires three years from date of issuance and have an exercise price of $1.31.  The fair value of the warrants issued on the date of the grant was estimated at $2,253,119, which was recognized when issued and was recorded as compensation expense on the accompanying Statement of Operations, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 144% based on historical volatility; (2) an interest rate of 0.32%; (3) expected life of 3 years and (4) zero dividend yield.  The stock price was determined based on the closing price on the date of the grant.

On August 26, 2013 the Company issued a warrant to a company that is owned by the Chief Executive Officer of the Company and is a shareholder of the Company to purchase 3,433,335 shares of the Company’s common stock to replace a grant of a warrant to purchase 3,433,335 shares of the Company’s common stock which had recently expired and was issued for services rendered.  The warrant vests immediately, expire three years from date of issuance and have an exercise price of $1.29.  The fair value of the warrants issued on the date of the grant was estimated at $3,380,926, which was recognized when issued and was recorded as compensation expense on the accompanying Statement of Operations, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 138% based on historical volatility; (2) an interest rate of 0.79%; (3) expected life of 3 years and (4) zero dividend yield.  The stock price was determined based on the closing price on the date of the grant.

On August 26, 2013, the Company issued 10,000 options to the President of the Company and 686,665 options to an employee of the Company under the Company’s 2013 Omnibus Incentive Plan to replace options which had recently expired and was issued for services rendered.  The options vest immediately, expire three years from date of issuance and have an exercise price of $1.28.  The aggregate fair value of the options issued on the date of the grant was estimated at $686,833 which was recognized when issued and was recorded as compensation expense on the accompanying Statement of Operations, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 138% based on historical volatility; (2) an interest rate of 0.79%; (3) expected life of 3 years and (4) zero dividend yield as the terms of each grant were identical.  The stock price was determined based on the closing price on the date of the grant.

The Company’s policy, adopted on June 28, 2013, is to issue non-employee members of the Board of Directors $1,500 in cash and 5,000 options and or warrants for each Board meeting and each committee meeting of the Board of Directors. For the quarter ended September 30, 2013 and for the nine months then ended, the Company accrued $13,500 in cash fees and 10,000 warrants and 30,000 options yet to be issued.  The options and warrants vest in two years from date of issuance, expire five years from date of issuance and have an exercise price of $0.01 above the closing price of the stock on the meeting date; the date of the grant.  The fair value of the options and warrants issued on the dates of the grant was estimated at $40,021 which was recognized when issued, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility ranging from 136% - 143% based on historical volatility; (2) an interest rate ranging from 0.77% - 0.88%; (3) expected life of 3.5 years and (4) zero dividend yield.  The stock price was determined based on the closing price on the dates of the grant.

The Company recognized compensation cost related to the vesting of these warrants and options for the three and nine months ended September 30, 2013 and 2012 of $4,602,653, $142,864, $7,910,076, $379,514 and $8,753,975 for the period of September 3, 2009 (inception) to September 30, 2013, respectively.

The fair value of all warrant issuances was computed using the Black-Scholes Model, incorporating transaction details such as stock price, contractual terms, maturity and risk free rates, as well as assumptions about future financing, volatility and holder behavior.

The following table accounts for the Company’s options activity for the nine months ended September 30, 2013:

	Number of shares	Weighted Average Exercise Price
Options outstanding at December 31, 2012	4,500,000	$1.46
Options granted	870,665	$1.15
Options exercised	-	-
Options forfeited/canceled	(150,000)	$1.46
Options outstanding at September 30, 2013	5,220,665	$1.41

The number of exercisable options at September 30, 2013 is 846,665.  None of the options outstanding at September 30, 2013 have an intrinsic value.

The following table accounts for the Company’s warrant activity for the nine months ended September 30, 2013:

	Number of shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2012	11,295,969	$3.50
Warrants granted	14,951,335	$1.84
Warrants exercised	-	-
Warrants forfeited/canceled	(8,417,165)	$4.03
Warrants outstanding at September 30, 2013	17,830,139	$1.85

The number of exercisable warrants at September 30, 2013 is 17,808,339.

Warrants Outstanding as of September 30, 2013
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price

$0.50-$30.00	17,830,139	2.78	$1.85

Warrants Exercisable as of September 30, 2013
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price

$0.50-$30.00	17,808,339	2.68	$1.85

9.             STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 40,000,000 shares of preferred stock.

PREFERRED STOCK

Series A Convertible Preferred Stock

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company issued 10,000,000 shares of Series A Convertible Preferred Stock with a par value of $0.001.

The Series A preferred stock shall be entitled to receive out the assets of the Company whether from capital or from earnings available for distribution to stockholders eight times the sum available for common stockholders.  The Series B preferred stock is junior to the Series A preferred stock with respect to the payment of dividends and the distribution of assets.

Series B Convertible Preferred Stock

On February 6, 2012, the Company entered into a stock purchase agreement to sell 1,000,000 shares of a new class of preferred stock at per share price of $1.00. The Series B has one vote per share in CarCharging Limited, a subsidiary formed in June 2012, as if the shares were converted into common stock as of the date immediately prior to the record date for determining the stockholders eligible to vote on any such matter, bears no dividends and is junior to Series A Preferred stock with respect to dividends and distribution of assets. The preferred stock, has been authorized and issued as Series B Convertible Preferred Stock as of June 28, 2012. At the discretion of the Purchaser, the shares are convertible into (i) one percent (1%) of the issued and outstanding common stock of CarCharging, Limited for every 500,000 shares of Series B Preferred Stock until February 6, 2017 or (ii) the Purchaser may convert each share of Series B Preferred Stock into Common Stock of the Company on a one for one basis during the period of July 1, 2015 through December 31, 2015. The agreement included an option to purchase an additional 1,500,000 shares of the Series B Preferred stock at an exercise price of $1.00 per share within 60 days of the issuance of the original 1,000,000 shares which was not exercised. Simultaneously with the issuance of the original 1,000,000 Series B Preferred shares, the Purchaser was entitled to receive two percent (2%) of the issued and outstanding common stock of CarCharging Limited in exchange for consulting services for developing business relationships and obtaining charging station locations in Romania which was not rendered. Additionally, if the Purchaser exercises its options in the initial stock purchase agreement, it will receive additional payment for its consulting services for developing business relationships and obtaining charging station locations in Greece in the form of three percent (3%) of the total outstanding common stock of CarCharging Limited which was never exercised. The Company received $900,000, net of issuance costs, in February 2012 and issued 1,000,000 shares of the Series B Convertible Preferred Stock in June 2012. The fair value of the option granted to purchase additional shares of Series B preferred stock on the date the Series B Preferred shares were issued was estimated at approximately $226,000, which has been credited to Additional Paid In Capital. The fair value of the option on the stock issuance date was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of nearly 54% based on historical volatility (2) an interest rate of 0.65%, (3) expected life of 60 days and (4) zero dividend yield. The fair value of the option was determined based on the closing price of the Company’s common stock on the date of the stock issuance.  On June 10, 2013, the Company and the investor entered into an exchange agreement whereby the investor would surrender the 1,000,000 shares of the Company’s Series B Preferred Shares,  and all conversion rights and option rights contained in the February 6, 2012 agreement in exchange for 2,500,000 shares of the Company’s $0.001 par value common stock and a warrant to purchase 600,000 shares of the Company’s common stock at $2.25 per share which vests immediately and expires in three years from date of issuance.  The exchange of shares occurred in July 2013.  The closing of the exchange agreement entered into between the Series B preferred stockholder and the Company  represented an inducement to convert the Series B preferred stock when originally issued.  As a result of the inducement  issued in July 2013, the fair value of the common stock and warrants exchanged  in excess of the fair value of the securities issuable pursuant to the original conversion terms of the Series B Preferred stock represent a deemed dividend in accordance with FASB ASC 260-10 in the amount of $2,449,566.  The fair value of the warrants on the date of the grant was estimated at $517,060 which was recognized when issued, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 142% based on historical volatility; (2) an interest rate of 0.55%; (3) expected life of three years and (4) zero dividend yield.  The stock price was determined based on the closing price on the dates of the grant.

COMMON STOCK

On January 1, 2013, the Company granted and issued a firm a restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 137,499 shares of the Company’s common stock at a price of $1.35 per share, which vest upon issuance, for investment advisory services rendered during the three months ended March 31, 2013 valued at $186,082 based on the market price on the date of issuance and recorded as general and administrative expense.  Additionally, the firm is to receive 45,833 shares of the Company’s common stock monthly during the period of April 13, 2013 through September 13, 2013 for a total of 412,497 shares under the 2013 Omnibus Incentive Plan in conjunction with a consulting agreement entered into by the Company for advisory services on September 13, 2012. During the quarter ended June 30, 2013, the firm was issued a restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 137,499 shares of the Company’s common stock at a price of $1.23 per share, which vest upon issuance, for services rendered during the quarter ended June 30, 2013 valued at $169,179 based on the market price on the date of issuance.  The Company did not issue any shares of common stock to the firm during the quarter ended September 30, 2013 but has accrued a fee of $171,000 recorded as general and administrative expense.

On January 1, 2013, the Company granted and issued a firm a fully vested restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 112,500 shares of the Company’s common stock at a price of $1.23 per share for investment advisory valued at $138,375 based on the market price on the date of issuance and recorded as general and administrative expense.  Additionally, the firm is to receive 87,500 shares of the Company’s common stock monthly during the period of April 1, 2013 through September 1, 2013 for a total of 787,500 shares under the 2013 Omnibus Incentive Plan in conjunction with a consulting agreement entered into by the Company for advisory services on September 10, 2012.  The Company issued 262,500 shares of its common stock to the firm at an average price of $1.31 per share for consulting services for the quarter ended June 30, 2012 valued at $344,750 based on the market price on the date of issuance.  The Company did not issue any shares of common stock during the quarter ended September 30,2013 but has accrued a fee of $345,000 recorded as general and administrative expense.

On January 11, 2013 the Company entered into an agreement with an individual to serve as a member of the Company’s Board of Directors for a period of three years.  As part of his compensation, the Company issued 50,000 fully vested shares of its common stock at a $1.49 per share valued at $74,500 based on the market price on the date of issuance and recorded as compensation expense over the term of the agreement and issued an option to purchase 12,000 shares of its common stock at a price of a $1.50 per share valued at $17,880 under the Company’s 2013 Omnibus Incentive Plan using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 760% based on historical volatility; (2) an interest rate of 0.42%; (3) expected life of 3.5 years and (4) zero dividend yield.  The fair value of the option was determined based on the closing price on the date of the grant.  The option vests in full as of January 11, 2015 and expires on January 11, 2018.

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

During the period of January 28, 2013 through June 11, 2013 in conjunction with this offering, the Company received $2,208,000, net of issuance costs of $287,000 and issued 4,990,000 shares of its common stock  and warrants to purchase 4,990,000 shares of the Company’s common stock at an exercise price of $2.25 per share which expires three years from the date of issuance. The proceeds were allocated to the common stock and warrants based on the relative fair values of $435,680 and $1,772,230, respectively.

On February 5, 2013, the Company entered into a binding memorandum of understanding with a firm to develop application software.  As part of its fee, the firm was issued 113,636 fully vested shares of the Company’s common stock at a price of $1.32 per share and valued at $150,000 based on the market price on the date of issuance.  This fee is recorded as Other Assets on the Company’s balance sheet as of September 30, 2013 as the application is currently being tested in the field.

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

In conjunction with a consulting agreement which the Company entered into on December 10, 2012 with a firm, the Company issued 11,384 fully vested shares of its common stock to the firm for consulting services at an average price of $1.49 per share for services rendered during the three months ended March 31, 2013 valued at $17,000 based on the market price on the date of issuance and issued 25,977 fully vested shares of its common stock to the firm for consulting services at an average price of $1.31 per share valued at $34,000 for services rendered during the three months ended June 30, 2013 based on the market price on the date of issuance. On August 1, 2013, the Company issued the firm 11,132 shares of its common stock to the firm at a price of $1.53 and valued at $16,988. All issuances are recorded as general and administrative expense on the respective date of issuance.

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

In conjunction with a consulting agreement with a firm for business development services entered into by the Company on August 15, 2012, the Company issued 10,696 fully vested shares of its common stock to the firm at an average price of $1.40 during the three months ended March 31, 2013 valued at $15,000 based on the market price on the date of issuance and recorded as general and administrative expense.  Additionally, the Company settled an account payable with the firm by issuing 60,993 fully vested shares of its common stock at $1.40 per share valued at $85,390, resulting in a loss upon settlement of $47,856 based on the market price on the date of issuance and recorded as other expense.  The Company issued 11,280 fully vested shares of its common stock to the firm at an average price of $1.33 during the three months ended June 30, 2013 for business development services valued at $15,000 based on the market price on the date of issuance.  The Company did not issue any shares of its common stock to the firm during the quarter ended September 30, 2013 and accrued $15,000 in fees recorded as general and administrative expense.

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

In connection with a private offering during the period of July 1, 2013 through September 30, 2013 the Company issued 2,550,000 shares of its common stock valued at $368,073 and warrants to purchase 2,550,000 shares of the Company’s common stock at $2.25 per share which vest immediately and expire three years from date of issuance.  The Company had received a total of $756,695, net of issuance costs. The amount allocated to the warrants based on the relative fair value of the warrants issued was estimated at approximately $388,622 using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of ranging from 138% - 142% based on historical volatility; (2) an interest rate ranging from 0.48% - 0.82%; (3) expected life of 3 years and (4) zero dividend yield. The fair value of the warrants was determined based on the respective closing price on the dates of the grant.

On July 3, 2013, the Company entered into an agreement with a firm to serve as a financial advisor in connection with a financing transaction. In compliance with the agreement, the Company issued 225,000 shares of its common stock; 125,000 shares on the date of the agreement valued at $162,500 based on the market price of $1.30 per share on the date of issuance and 100,000 shares on September 3, 2013 valued at $128,000 based on the market price of $1.28 per share on the date of issuance. In conjunction with the agreement, the Company is required to issue an additional 100,000 shares of its common stock on October 3, 2013 which it issued on November 8, 2013 valued at $122,000  based on a market price of $1.22 per share on the date of issuance. As of September 30, 2013, the prepaid portion of those services was $290,500. The agreement may be terminated by either party upon written notice. The aforementioned shares will be expensed for services rendered in the fourth quarter of 2013.

On August 1, 2013, the Company issued 15,000 shares of its common stock under the Company’s 2012 Omnibus Incentive Plan to an employee as compensation at a price of $1.30 per share and valued at $19,500.

On August 12, 2013, the Company issued 25,000 shares of its common stock under the Company’s 2013 Omnibus Incentive Plan at a price of $1.50 per share and valued at $37,500 for legal services.

On August 13, 2013, the Company issued 10,000 shares of its common stock under the Company’s 2013 Omnibus Incentive Plan at a price of $1.50 per share valued at $15,000 for acquisition advisory services.

Compensation expense related to common stock issued for the three and nine month periods ended September 30, 2013 and 2012 were $444,024, $520,953, $2,281,905, $1,141,183 and $13,178,363 for the period of September 3, 2009 (inception) to September 30, 2013, respectively.

TREASURY STOCK

On July 31, 2013, the Company participated in an arbitration with a former consultant regarding certain compensatory matters.  The Consultant had received 250,000 shares of the Company’s common stock valued at $450,000 in February 2012 for services.   On August 29, 2013, the Arbitrator rendered a decision on the matter, requiring the consultant to return all of the shares of Company stock that it had previously been issued as compensation which was returned as of September 30, 2013 and  recorded on the Company’s Balance Sheet as Treasury Stock . The Company is required to issue the Consultant 62,500 shares of the Company’s stock for the actual services.  The Company has not issued the shares as of September 30, 2013 but has recorded an accrued expense and general and administrative expense as of September 30, 2013 valued at $78,750 based on the market value of the shares on the date of the arbitrator’s decision.  The Company t issued the 62,500 shares in October 2013.

10.           RELATED PARTY

The Company paid commissions to a company that is owned by its Chief Executive Officer amounting to $7,000, $0, $16,000, $0 and $93,500 for the three and nine months ended September 30, 2013 and 2012, and for the period from September 3, 2009 (inception) through September 30, 2013, respectively, for business development related to installations of EV charging stations by the Company in accordance with a two-year support services contract that was in place prior to the CEO’s employment.

The Company incurred accounting and tax service fees for the three months and nine months ended September 30, 2013 and 2012 of $20,202, $37,055, $30,115, $68,913 and $99,028 for the period from September 3, 2009 (inception) through September 30, 2013 provided by a company that is partially owned by the Company’s Chief Financial Officer.

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

On August 26, 2013 the Company issued 3,433,335 warrants to a company that is owned by the Chief Executive Officer of the Company and is a shareholder of the Company to replace a grant of 3,433,335 warrants which had recently expired.  The warrants vest immediately, expire three years from date of issuance and have an exercise price of $1.29.  The fair value of the warrants issued on the date of the grant was estimated at $3,380,926, which was recognized when issued, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 138% based on historical volatility; (2) an interest rate of 0.79%; (3) expected life of 3 years and (4) zero dividend yield.  The stock price was determined based on the closing price on the date of the grant.

As of September 30, 2013, the Company issued seven notes to a shareholder totaling $145,000 with interest at 12% per annum and payable on demand for working capital purposes.  As of September 30, 2013, the Company had repaid the shareholder two notes totaling $25,108 inclusive of accrued interest thereon.  The CEO of the Company has had numerous financial dealings with the lender over the years, including personal and business loans and investments. Interest expense for the three months and nine months ended September 30, 2013 was $1,512 and $1,545, respectively.

On March 29, 2012, the Company entered into a patent license agreement with a stockholder of the Company and a related party under common ownership.  Under terms of the agreement, the Company has agreed to pay royalties to the licensors equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or use of the licensed products and licensed processes.  As of September 30, 2013, the Company has not incurred any royalty fees related to this agreement.

11.         COMMITMENTS and CONTINGENCIES

The Company has entered into several contracts that obligate it to future office space lease payments and consulting contracts for financial and investor relations services. The following is a summary of these commitments:

a.
On May 4, 2012, the Company entered into a 39 month lease for 4,244 square feet of office space in Miami Beach, Florida commencing as of June 1, 2012. The lease requires a security deposit of $33,952 and initial annual minimum rental payment of $135,808 with annual increase of approximately 3% over the life of the lease and a rent holiday for the first three months of the lease.  The lease contains one-three year option to renew based upon notice as defined by the lease at prevailing rates at such time.  The deferred rent on the Condensed Consolidated Balance Sheet at September 30, 2012 represents the excess of the minimum monthly straight line payments over the life of the lease over the actual lease payments made as of September 30, 2013 and December 31, 2012 respectively.

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

Total rent expense for the three months and nine months ended September 30, 2013 and 2012 and for the period from September 3, 2009 (inception) through September 30, 2013 was $42,320, ($13,363) as a result of receipt of a release from the landlord of a prior liability, $137,589, $40,124 and $439,405, respectively.

Future minimum monthly rental commitments relating to the Miami Beach and San Jose leases are as follows as of September 30, 2013:

Year	Amount
2014	$266,800
2015	46,753
Total	$313,553

b.
Pursuant to the terms of the amendment of June 30, 2012 master agreement with a key supplier, the Company has committed to purchase 500 charging stations over the year ended June 30, 2013, at prices ranging from $2,500 to $2,700 per unit. If the Company fails to take delivery of the total specified number units, it will be responsible for reimbursement of certain price discounts on units previously received. As of December 31, 2012, the Company has purchased 90 units under this master agreement. In the opinion of the Company’s management, the vendor has not performed in accordance with the terms of the master agreement. As of September 30, 2013, the ultimate resolution of this matter is unknown.

c.
The Company has a lawsuit pending for past due fees due to a consulting firm in the amount of $41,000.  Although the outcome of this matter is uncertain, the Company has reserved for this amount in accounts payable and accrued expenses at September 30, 2013 and December 31, 2012.  The parties are currently in the process of negotiating a settlement, and the Company anticipates that the matter will be resolved soon.

d.
In October 2012, a former officer and director of the Company resigned his position from the Company and filed a claim with the California Labor Board (“Labor Board”) relating to certain compensatory matters.  As of September 30, 2013, the matter was due to be scheduled for a hearing before the Labor Board.  While the parties were in settlement negotiations, said negotiations have rendered no result.

e.
On May 25, 2013, JNS filed a complaint against 350 Green, in federal court in Illinois (the “JNS Lawsuit”). Among other things, the JNS Lawsuit seeks indemnification from 350 Green for all actions, liabilities, lawsuits, expenses or damages associated with the Company’s alleged failure to close an Equity Exchange Agreement with 350 Green.

On September 24, 2013 the Court issued a ruling in the consolidated lawsuits of Car Charging Group, Inc. v. JNS Holdings Corporation, and JNS Power & Control Systems, Inc. v. 350 Green, LLC (the “Court Order”) in the U.S. District Court in the Northern District of Illinois.  The Court granted the motion of JNS Holdings Corporation and JNS Power & Control Systems, Inc. (collectively, “JNS”) for specific performance of an Asset Purchase Agreement (the “APA”) entered into between JNS and the former owners of 350 Green, LLC (“350 Green”), Tim Mason and Mariana Gerzanych, in April 2013. Pursuant to the Court Order, 350 Green is now required to transfer certain assets and liabilities (the “Assets and Liabilities”) in the Chicago area to JNS, and may be required to pay JNS’ costs and attorneys’ fees as well as indemnify JNS for certain costs incurred with regard to the Assets and Liabilities.

The Court Order does not transfer, amend or modify Car Charging Group, Inc.’s ownership of 350 Green; it only requires transfer of ownership of those certain Assets and Liabilities that were listed in the Asset Purchase Agreement entered into between JNS and 350 Green.  Car Charging Group, Inc. still owns all of 350 Green’s other assets, in states including, but not limited to: California, Oregon, Pennsylvania, Missouri, Kansas, Maryland, Colorado, Georgia, Utah, Florida, Ohio, Indiana, Washington and Illinois.  As of November 14, 2013, the assets have not been transferred to JNS as the parties are negotiating the specific assets to be transferred.

There are several items left to be decided by the Court in these consolidated cases and, while the Company is currently working with JNS to effectuate the Court Order as required, the Company also plans to appeal the Court Order and to vigorously defend its position that the APA is invalid and unenforceable.

There have been five lawsuits filed by creditors of 350 Green, LLC (“350 Green”) regarding unpaid claims.  These lawsuits do not involve Car Charging Group, Inc. and relate solely to alleged unpaid debts of 350 Green.  Also, there are other unpaid creditors, aside from those noted above, that claim to be owed certain amounts for work done on behalf of 350 Green, and only 350 Green, that potentially could file lawsuits at some point in the future.

f.
On July 31, 2013, the Company participated in an arbitration with a former consultant regarding certain compensatory matters.  On August 29, 2013, the Arbitrator rendered a decision on the matter, requiring the consultant to return all of the shares of Company stock that it had previously been issued as compensation.  The Company was required to reissue a lower amount of Company stock to the consultant as compensation for actual services rendered.  All of these issues have all been resolved and there are no other issues remaining to be decided.

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

12.           SUBSEQUENT EVENTS

Blink Acquisition

Asset Purchase Agreement

On October 16, 2013, Blink Acquisition LLC, a Florida Limited Liability Company (“Blink Acquisition”) and wholly owned subsidiary of Car Charging Group, Inc. (the “Company”), closed on an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated October 10, 2013, with ECOtality, Inc., a Nevada corporation, Electronic Transportation Engineering Corporation, an Arizona corporation, ECOtality Stores, Inc., a Nevada corporation, ETEC North, LLC, a Delaware limited liability company, The Clarity Group, Inc., an Arizona corporation, and G.H.V. Refrigeration, Inc., a California corporation, (each, a “Seller” and collectively, the “Sellers” or “ECOtality”) (the “Acquisition”), for the acquisition of the Blink Network, and certain assets and liabilities relating to the Blink Network.

The Acquisition was consummated pursuant to the terms of the Asset Purchase Agreement between Blink Acquisition and the Sellers, dated October 10, 2013. The purchase price was initially determined through arms-length negotiation between the parties and was subject to certain contingencies, including the approval of the United States Bankruptcy Court for the District of Arizona (the “Court”). In connection with the approval process, a court-ordered auction was conducted on October 8, 2013. The Company made the prevailing bid, which was approved by the Court on October 9, 2013.

Pursuant to the court-approved bid, the Company agreed to acquire the Seller’s assets for approximately $3,335,000 to be delivered at closing, and payment of certain liabilities of the Sellers under certain assumed contracts. The Seller delivered an Assignment and Assumption Agreement, an IP Assignment and Assumption Agreement and a Bill of Sale executed by each Seller relating to the Blink Assets (as defined).

The Company paid the cash purchase price for the Acquisition with the funds acquired pursuant to the Securities Purchase Agreement described below.  The assets and liabilities of the Blink Network will be recorded at their estimated acquisition date fair values.

Financing

On October 11, 2013, in connection with the Acquisition, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Eventide Gilead Fund (the “Purchaser”) for an aggregate of $5,000,000 (the “Aggregate Subscription Amount”).  Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchaser: (i) 7,142,857 shares (the “Shares”) of the Company’s common stock, par value $0.001, valued at $0.70 per share (the “Common Stock”); and (ii) warrants (the “Warrants”) to purchase an aggregate of 7,142,857 shares of Common Stock (the “Warrant Shares”) for an exercise price of $1.00 per share.

The Company engaged a placement agent for this offering for a total fee of $500,000 and warrants to purchase 714,285 shares of the Company’s common stock with an exercise price of $0.87.  These fees will be offset against the proceeds from the financing.

Registration Rights Agreement

In connection with the sale of the Securities Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company agreed to register all of the Shares and Warrant Shares (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the SEC within 30 calendar days following the Closing Date (the “Filing Deadline) and to use best efforts to cause the Registration Statement to be declared effective under the Securities Act within 60 days following the Closing Date (or, in the event of a “full review” by the SEC, within 120 calendar days following the Closing Date) (the “Effectiveness Deadline”). If the Company does not meet the Filing Deadline or the Effectiveness Deadline, the Company will have to pay the Purchaser a penalty equal to 1% of the Aggregate Subscription Amount. The Company has not filed a Form S-1 registration statement as of November 14, 2013.

Financing Matters

Notes Payable

For the period of October 1, 2013 through November 13, 2013, the Company repaid the note holding shareholder $124,485 inclusive of accrued interest and borrowed an additional $225,000 from the note holder under similar terms as previous borrowings.

Common Stock

During the period of October 1, 2013 through November 13, 2013, the Company received $4,895,509, net of issuance costs and inclusive of the financing associated with the Blink acquisition and issued 7,785,714 shares of its common stock valued at $1,650,863 and warrants to purchase 7,785,714 shares of its common stock at prices ranging from $0.87 to $1.00 per share valued at $3,244,646 which vest immediately and expire five years from issuance.

Investing Matters

In October 2013, the Company made a good faith deposit of $200,000 to participate in an auction, to be conducted in November 2013, of certain car charging assets of a foreign company.  The Company was recently notified that its bid was not successful and anticipates the refund of the good faith deposit shortly.

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

Our revenues are primarily derived from public EV charging services, government grants, state and federal rebates, marketing incentives and hardware sales.  EV charging fees are based either on an hourly rate or a per kilowatt-hour rate, and are calculated based on a variety of factors, including local electricity tariffs, strength of location, competitive services, and the prices of other fuels (such as gasoline).   We are also implementing subscription plans to include electricity for single-family homes, multifamily residential homes, and our public charging locations.

In July 2013, CarCharging joined the National Electrical Manufacturers Association (NEMA), the association of electrical equipment and medical imaging manufacturers.  Founded in 1926, NEMA has over 440 member companies that manufacture a diverse set of products including power transmission and distribution equipment. Car Charging joined as an associate member of the EV Supply Equipment (EVSE)/Systems section.

In September 2013, CarCharging served as a sponsor of several National Plug-In Day events including events in Northern California, New York City, and South Florida.  Over 5,000 visitors participated in the events, which provided the opportunity to test drive an EV, learn about CarCharging and its EV charging stations, and to obtain a free RFID card to access CarCharging’s EV charging stations.  Additionally, in New York City, subscription plans were promoted, which generated new subscribers.

We purchase  all of the Company’s EV charging stations through our wholly-owned subsidiary, eCharging Stations, LLC.  Stations are then installed and maintained though competitively bid subcontractor agreements with certified local vendors, to maintain the lowest installation and long-term costs possible.  It is anticipated that automobile manufacturers are scheduled to mass produce and sell more models of electric vehicles to the public sometime after the second half of 2014.  Accordingly, at that time we anticipate that there will be a significant increase in the use of our EV charging stations.

As a result of our acquisitions of three competitors, we increased our EV charging stations by 679 charging units (“EV Devices”) and installed an additional 29 EV Devices bringing our total EV Devices to 1,003 as of September 30, 2013.  Further, we have also added 27 DC fast charging to our network through our acquisitions.  As a result of recent partnerships with EV manufacturers, our network has broadened its offerings and includes units from numerous manufacturers, in addition to ChargePoint, whose charging units we have solely used in the past.

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

Results of Operations

The results of operations include the operations of Beam Charging LLC for the period of February 26, 2013, the acquisition date, through September 30, 2013, EV Pass LLC for the period of April 3, 2013, the acquisition date, through September 30, 2013 and 350Green LLC for the period of April 22, 2013, acquisition date, through September 30, 2013.

For the three months ended September 30, 2013 and 2012

Revenues

We have generated revenues of $40,863 from service fees related to installed EV Charging Stations for the three months ended September 30, 2013 as compared to $4,589 in service fees for the three months ended September 30, 2012 primarily as a result of the 679 charging heads acquired from Beam, EV Pass and 350Green.  Grant revenue increased from $0 to $48,303.  Grants, rebate and incentives, collectively “grant revenue” related to equipment and related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives.  Grant revenue related to operating expenses are recognized as revenue when the expense is incurred. Grant revenue was primarily derived from a grant from New York State Energy Research and Development Authority (“NYSERDA”).  We intend to vigorously seek additional grants, rebates, subsidies and equipment manufacturer incentives as a cost effective means of reducing our capital investment in the purchase and installation of charging stations.  Equipment sales decreased from $4,254 to $0.  During the quarter ended September 30, 2012 we sold 1 unit whereas we sold no units during the quarter ended September 30, 2013.

Cost of Revenues

Cost of revenues for the quarter ended September 30, 2013 increased to $39,662 as compared to $7,038 for the quarter ended September 30, 2012 primarily because of the incremental service fees.

Operating Expenses

Operating expenses consist of selling, marketing and advertising, payroll, administrative, finance and professional expenses.

Compensation expense increased by $4,860,240 from $658,574 for the three months ended September 30, 2012 to $5,518,814 for the three months ended September 30, 2013.  The increase was attributable to an increase in compensation expense related to options and warrants granted under both our Omnibus Incentive Plans and non-Plan grants.

Other operating expenses increased by $174,080 from $117,479 for the three months ended September 30, 2012 to $291,559 for the three months ended September 30, 2013.  The increase was attributable to an increase in rent expense and sales and use tax expenses.

General and administrative expenses increased by $964,262 from $385,814 for the three months ended September 30, 2012 to $1,350,076 for the three months ended September 30, 2013.  The increase was primarily as a result of an increase in stock and warrants issued to consultants, an increase in professional fees as a result of the acquisitions and an increase in depreciation expense related to the increase in the number of charging heads acquired.

Operating Loss

Our operating loss for the three months ended September 30, 2013 increased by $5,950,883 as compared to the three months ended September 30, 2012 from $1,160,062 in 2012 to $7,110,945 in 2013 primarily as a result of an increase in cost of revenues, compensation expenses, general and administrative expenses, and other operating expenses partially offset by an increase in revenues.

Other Income (Expense)

Other expense increased by $819,458 from $6,467 for the three months ended September 30, 2012 to $826,015 for the three months ended September 30, 2013.  The increase was attributable to a debt conversion expense of $687,286 as result of the fair value of the conversion of notes payable into common stock and warrants on conversion terms more favorable than the fair value of the conversion terms when the notes were initially issued, a provision for warrant liability of $122,000 associated with the Beam acquisition, an increase in interest expense $10,262 due to debt incurred in connection with the acquisitions.

Net Income (Loss)

Our net loss for the three months ended September 30, 2013 increased by $6,770,431 to $7,936,960 as compared to $1,166,529 for the three months ended September 30, 2012.  The increase was attributable to a net increase in operating expenses of $5,998,582, an increase in other expense of $819,458 offset by an increase in gross profit of $47,699. Our net loss attributable to common shareholders for the three months ended September 30, 2013 increased by $9,602,261 from $1,166,529 to $10,768,790 for the aforementioned reasons and for the deemed dividend of $2,831,830 attributable to the fair value of the conversion of Series B Preferred shares into common shares and warrants on terms more favorable than the fair value of the initial conversion terms by which the Series B shares were initially issued.

For the nine months ended September 30, 2013 and 2012

Revenues

We have generated revenues of $83,666 from service fees related to installed EV Charging Stations for the nine months ended September 30, 2013 as compared to $10,604 in service fees for the nine months ended September 30, 2012 primarily as a result of the 679 charging heads acquired from Beam, EV Pass and 350Green.  Grant revenue increased from $0 to $86,052.  Grants, rebate and incentives, collectively “grant revenue” related to equipment and related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives.  Grant revenue related to operating expenses are recognized as revenue when the expense is incurred. Grant revenue was primarily derived from a grant from New York State Energy Research and Development Authority (“NYSERDA”).  We intend to vigorously seek additional grants, rebates, subsidies and equipment manufacturer incentives as a cost effective means of reducing our capital investment in the purchase and installation of charging stations.  Equipment sales decreased from $235,726 to $12,762.  During the nine months ended September 30, 2012 we sold 69 units whereas we sold three units during the nine months ended September 30, 2013.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2013 decreased to $94,090 as compared to $195,884 for the nine months ended September 30, 2012.  Cost of services increased to $86,380 for the nine months ended September 30, 2013 as compared to $5,683 for the nine months ended September 30, 2012 as a result of the increased revenues during the same period due to an increase in the number of heads in operation resulting from the acquisitions.  Cost of sales decreased from $190,201 during the nine month period ended September 30, 2012 to $7,710 due to a decrease of 66 units sold.

Operating Expenses

Operating expenses consists of selling, marketing and advertising, payroll, administrative, finance and professional expenses.

Compensation expense increased by $8,049,756 from $1,774,531 for the nine months ended September 30, 2012 to $9,824,287 for the nine months ended September 30, 2013.  The increase was attributable to an increase in compensation expense related to warrants and options granted under both our Omnibus Incentive Plans and non-Plan grants.

Other operating expenses increased by $144,204 from $421,699 for the nine months ended September 30, 2012 to $565,903 for the nine months ended September 30, 2013.  The increase was attributable to an increase in rent and sales and use tax expenses.

General and administrative expenses increased by $2,798,040 from $1,444,758 for the nine months ended September 30, 2012 to $4,242,798 for the nine months ended September 30, 2013.  The increase was primarily as a result of an increase in stock and warrants issued to consultants, an increase in professional fees as a result of the acquisitions and an increase in depreciation expense related to the increase in the number of charging heads acquired.

Operating Loss

Our operating loss for the nine months ended September 30, 2013 increased by $10,954,056 as compared to the nine months ended September 30, 2012 from $3,590,542 in 2012 to $14,544,598 in 2013 primarily as a result of an increase in compensation expenses, general and administrative expenses and other operating expenses partially offset by an increase in gross profit.

Other Income (Expense)

Other expense increased by $1,248,830 from $7,009 for the nine months ended September 30, 2012 to $1,255,839 for the nine months ended September 30, 2013.  The increase was attributable to a debt conversion expense of $687,286 as result of the fair value of the  conversion of notes payable into common stock  and warrants on conversion terms more favorable than the fair value of the conversion terms when the notes were initially issued, a provision for warrant liability associated with the Beam transaction of $309,000, $47,856 net loss sustained by issuing shares of common stock in settlement of an account payable, a loss on payment of convertible notes payable of $46,701 an increase in interest expense $31,204 due to debt incurred in connection with the acquisitions and an increase in amortization of discount on convertible notes payable of $126,783.

Net Income (Loss)

Our net loss for the nine months ended September 30, 2013 increased by $12,202,886 to $15,800,437 as compared to $3,597,551 for the nine months ended September 30, 2012.  The increase was attributable to a net increase in operating expenses of $10,992,010, an increase of other expense of $1,248,830 partially offset by an increase in gross profit of $37,944.  Our net loss attributable to common shareholders for the nine months ended September 30, 2013 increased by $15,034,716 from $3,597,551 to $18,632,267 for the aforementioned reasons and for the deemed dividend of $2,831,830 attributable to the fair value of the conversion terms of Series B Preferred shares into common shares and warrants on terms more favorable than the fair value of the initial conversion terms by which the Series B shares were initially issued.

Period from September 3, 2009 (date of inception) through September 30, 2013

Our cumulative net loss attributable to common shareholders since inception, $37,572,694, including non-cash charges of $21,932,338 (which includes the fair value of warrants, options and common stock issued for services and compensation) primarily consisting of consulting, professional fees and public relations fees is attributable to the fact that we have not derived significant revenues from our operations to offset our business development expenses.  Although auto manufacturers have initiated EV sales in the United States and that year over year increases in the number of Plug-in Electric Vehicles sold from 2012 to 2013 should lead to production of greater revenues, manufacture and demand of electric vehicles that will require utilization of our services, the demand is not anticipated to be widespread until the second half of 2014; this gives us adequate time to develop its distribution plan and additional capital sources.

Liquidity and Capital Resources

During the nine months ended September 30, 2013, we have financed our activities from operations and from the sales of our capital stock and issuance of debt.  A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as personnel, office expenses and various consulting and professional fees.

For the nine months ended September 30, 2013 and 2012, we used cash for operations of $1,218,611 and $2,060,655 and used $7,438,465 since inception.  Such cash use has been primarily to fund operations.  During the nine months ended September 30, 2013, cash used for investing activities consisted of $968,458 for purchases of electric vehicle charging stations and computer equipment, the purchase of a note receivable related to the Beam acquisition of $163,292 and the excess of cash received over the cash invested pertaining to our acquisitions of $9,345 as compared to $646,425 for the nine months ended September 30, 2012 primarily for capital expenditures. Cash provided by financing activities for the nine months ended September 30, 2013 was $2,982,431 of which $2,384,661 was from the sale of shares of our common stock, net of issuance costs, the proceeds from  non-convertible notes totaling $145,00 and repayment of notes of $725,029 as compared to $2,320,184 provided primarily by the net proceeds from the sale of shares of our common stock and preferred stock and the issuance of convertible debt for the nine months ended September 30, 2012. The net increase in cash during the nine months ended September 30, 2013 was $43,650 as compared with a net decrease of $386,896 for the nine months ended September 30, 2012.

Since inception, we have used cash for investing activities of $2,492,731 for the purchase of EV charging stations, office and computer equipment and an automobile.  We have received cash provided by financing activities of convertible and non-convertible notes payable of $541,000, and $10,180,043, net of issuance costs, primarily from sales of shares of our common and Series B Convertible Preferred stock and have made not repayments of $732,781.

At September 30, 2013, we had $57,066 in cash resources to meet current obligations.   In addition, as of September 30, 2013, the Company had a net working capital deficit of $6,645,498. From September 1, 2013 through November 14, 2013, we have raised an additional $4,895,509, net of issuance costs of which $3,305,000 was expended toward the purchase of the Blink Network Historically, the Company has been dependent on debt and equity raised from individual investors to sustain its operations. The Company’s product has not been placed in enough locations nor have a sufficient number of plug-in electric vehicles been sold that utilize public charging stations to generate significant revenue. Management intends to raise additional funds in an equity financing transaction during the three months ending December 31, 2013. There can be no assurance that the Company will be successful in obtaining such financing at the level needed for long-term operations or on terms acceptable to the Company. If the Company is not successful in obtaining sufficient financing, the Company’s ability to continue as a going concern is uncertain. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Although there can be no assurance of achieving its plan, our management believes its plan, if successful, will allow it to have sufficient resources to fund the Company’s operations through at least September 30, 2014.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal controls over financial reporting

Our internal control over financial reporting has not changed during the fiscal quarter covered by this Quarterly Report on Form 10. In addition, we identified material weaknesses related to our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

General Litigation

Car Charging Group, Inc.

On July 31, 2013, the Company participated in an arbitration with a former consultant regarding certain compensatory matters.  On August 29, 2013, the Arbitrator rendered a decision on the matter, requiring the consultant to return all of the shares of Company stock that it had previously been issued as compensation.  The Company was required to reissue a lower amount of Company stock to the consultant as compensation for actual services rendered.  The consultant returned the previously issued shares as of September 30, 2013 and the Company issued the lower amount of Company stock in October 2013.

On September 24, 2013 the Court issued a ruling in the consolidated lawsuits of Car Charging Group, Inc. v. JNS Holdings Corporation, and JNS Power & Control Systems, Inc. v. 350 Green, LLC (the “Court Order”) in the U.S. District Court in the Northern District of Illinois.  The Court granted the motion of JNS Holdings Corporation and JNS Power & Control Systems, Inc. (collectively, “JNS”) for specific performance of an Asset Purchase Agreement (the “APA”) entered into between JNS and the former owners of 350 Green, LLC (“350 Green”), Tim Mason and Mariana Gerzanych, in April 2013. Pursuant to the Court Order, 350 Green is now required to transfer certain assets and liabilities (the “Assets and Liabilities”) in the Chicago area to JNS, and may be required to pay JNS’ costs and attorneys’ fees as well as indemnify JNS for certain costs incurred with regard to the Assets and Liabilities.

The Court Order does not transfer, amend or modify Car Charging Group, Inc.’s ownership of 350 Green; it only requires transfer of ownership of those certain Assets and Liabilities that were listed in the Asset Purchase Agreement entered into between JNS and 350 Green.  Car Charging Group, Inc. still owns all of 350 Green’s other assets, in states including, but not limited to: California, Oregon, Pennsylvania, Missouri, Kansas, Maryland, Colorado, Georgia, Utah, Florida, Ohio, Indiana, Washington and Illinois.  As of November 14, 2013, the assets have not been transferred to JNS as the parties are negotiating the specific assets to be transferred.

There are several items left to be decided by the Court in these consolidated cases and, while the Company is currently working with JNS to effectuate the Court Order as required, the Company also plans to appeal the Court Order and to vigorously defend its position that the APA is invalid and unenforceable.

350 Green, LLC

There have been five lawsuits filed by creditors of 350 Green, LLC (“350 Green”) regarding unpaid claims.  These lawsuits do not involve Car Charging Group, Inc. and relate solely to alleged unpaid debts of 350 Green.  Also, there are other unpaid creditors, aside from those noted above, that claim to be owed certain amounts for work done on behalf of 350 Green, and only 350 Green, that potentially could file lawsuits at some point in the future.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On June 10, 2013, the Company and the holder of the Company’s Series B Preferred Shares entered into an exchange agreement whereby the holder would surrender the 1,000,000 shares of the Company’s Series B Preferred Shares,  and all conversion rights and option rights contained in the February 6, 2012 agreement in exchange for 2,500,000 shares of the Company’s $0.001 par value common stock and a warrant to purchase 600,000 shares of the Company’s common stock at $2.25 per share which vest immediately and expire in three years from date of issuance.  The exchange of shares occurred in July 2013.

In conjunction with a consulting agreement which the Company entered into on December 10, 2012 with a firm, for consulting services, the Company the firm 11,132 shares of its common stock to a consultant at a price of $1.53 and valued at $16,988 on August 1, 2013 and recorded all issuances as general and administrative expense on the respective date of issuance.

On August 1, 2013, the Company issued 15,000 shares of its common stock under the Company’s 2012 Omnibus Incentive Plan to an employee as compensation at a price of $1.30 per share and valued at $19,500.

On August 12, 2013, the Company issued 25,000 shares of its common stock under the Company’s 2013 Omnibus Incentive Plan at a price of $1.50 per share and valued at $37,500 for legal services.

On August 13, 2013, the Company issued 10,000 shares of its common stock under the Company’s 2013 Omnibus Incentive Plan at a price of $1.50 per share valued at $15,000 for acquisition advisory services.

On August 26, 2013 the Company issued 3,433,335 warrants to a company that is owned by the Chief Executive Officer of the Company and is a shareholder of the Company to replace a grant of 3,433,335 warrants which had recently expired.  The warrants vest immediately, expire three years from date of issuance and have an exercise price of $1.29.

On August 26, 2013, the Company issued 10,000 options to the President of the Company and 686,665 options to an employee of the Company under the Company’s 2013 Omnibus Incentive Plan to replace options which had recently expired.  The options vest immediately, expire three years from date of issuance and have an exercise price of $1.28.

In August 2013, the Company and the holder of the $150,000 of past due convertible notes agreed to convert the note and accrued interest thereon on the basis of $0.50 per share thereby issuing 330,000 shares of the Company’s common stock and issue 330,000 warrants exercisable at $2.25 per share which vest immediately and expire on August 11, 2016.

On July 3, 2013, the Company entered into an agreement with a firm to serve as a placement agent in a financing transaction whereby the Company issued 125,000 shares of its common stock at $1.30 per share and valued at $162,500 and on September 3, 2013 issued another 100,000 shares of its common stock at $1.28 and valued at $128,000.

During the period of July 1, 2013 through September 30, 2013 the Company issued 2,550,000 shares of its common stock and warrants to purchase 2,550,000 shares of the Company’s common stock at $2.25 per share which vest immediately and expire three years from date of issuance.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Item 6.    Exhibits

(a)           Exhibits

31.1	Certifications of Principal Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2	Certifications of Principal Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications of Principal Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to 906 of Sarbanes Oxley Act of 2002

32.2	Certifications of Principal Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to 906 of Sarbanes Oxley Act of 2002

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAR CHARGING GROUP, INC.

	By:	/s/ Michael D. Farkas
Date: November 14, 2013		Michael D. Farkas Chief Executive Officer (Duly Authorized and Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Jack Zwick
Jack Zwick Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)