Form 10-K
period 2013-12-31
Car Charging Group, Inc.
filed 2014-05-05
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013: $36,634,694.

As of April 25, 2014, the registrant had 77,697,633 common shares issued and outstanding.

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

PART I

ITEM 1.          BUSINESS

Overview

Car Charging Group, Inc. (OTCQB: CCGI, “Car Charging” or “Company”) is a pioneer in nationwide public electric vehicle (EV) charging services, enabling EV drivers to easily recharge at locations throughout the United States. Headquartered in Miami Beach, FL with offices in San Jose, CA; New York, NY; and Phoenix, AZ; CarCharging’s business model is designed to accelerate the adoption of public EV charging.

CarCharging offers various options to commercial and residential property owners for EV charging services. Our typical business model provides a comprehensive turnkey program where CarCharging owns and operates the EV charging equipment; manages the installation, maintenance, and related services; and shares a portion of the EV charging revenue with the property owner. Alternatively, property partners can share in the equipment and installation expenses with CarCharging operating and managing the EV charging stations and providing network connectivity. For properties interested in purchasing and owning EV charging stations, CarCharging can also provide EV charging hardware, site recommendations, connection to the Blink Network, and management and maintenance services.

Through its subsidiary, Blink Network LLC, CarCharging also provides residential EV charging solutions for single-family homes. For more information, please visit www.BlinkHQ.com.

CarCharging has strategic partnerships across multiple business sectors including multi-family residential and commercial properties, parking garages, shopping malls, retail parking, and municipalities. CarCharging’s partners include, but are not limited to Walgreens, IKEA, Wal-Mart, Simon Property Group, Equity One, Equity Residential, Forest City, Cinemark USA, Fox Studios, Facebook, PayPal, Kimpton Hotels and Restaurants, Mayo Clinic, San Diego Padres, University of Pennsylvania, Ace Parking, Central/USA Parking, Icon Parking, Rapid Parking, Parking Concepts, CVS, Related Management, Pennsylvania Turnpike Commission, Pennsylvania Department of Environmental Protection, City of Phoenix (AZ), City of Philadelphia (PA), and City of Miami Beach (FL).

CarCharging is committed to creating a robust, feature-rich network for EV charging and is hardware agnostic. CarCharging owns the Blink Network, and owns and operates EV charging equipment manufactured by Blink, Aerovironment, ChargePoint, General Electric, Nissan, and SemaConnect. CarCharging’s Level II charging stations are compatible with EVs sold in the United States including the Tesla Model S, Nissan LEAF, Chevy Volt, Mitsubishi i-Miev, Toyota Prius Plug-In, Honda Fit EV, and Toyota Rav4 EV, as well as many others scheduled for release over the next few years.

Our revenues are primarily derived from hardware sales, public EV charging services, government grants, state and federal rebates, and marketing incentives. EV charging fees are based either on an hourly rate or a per kilowatt-hour rate, and are calculated based on a variety of factors, including local electricity tariffs, convenience of location, competitive services, and the prices of other fuels (such as gasoline). We are also implementing subscription plans to include electricity for single-family homes, multifamily residential homes, and our public charging locations.

We purchase all of the Company’s EV charging stations through our wholly-owned subsidiary, eCharging Stations, LLC. Stations are then installed and maintained through competitively bid subcontractor agreements with certified local vendors, to maintain the lowest installation and long-term costs possible. It is our belief that automobile manufacturers are scheduled to mass produce and sell more models of electric vehicles to the public sometime after the second half of 2014. Accordingly, at that time we anticipate that there will be a significant increase in the use of our EV charging stations.

As a result of our acquisitions of four competitors, we currently have approximately 5,200 level 2 charging units and 105 DC Fast Charging EV Devices installed. As a result of recent partnerships with EV manufacturers, our network has broadened its offerings and includes units from numerous manufacturers, in addition to ChargePoint, whose charging units we have solely used in the past.

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

In order to provide complete charging services to EV drivers, the Company also provides residential EV charging solutions, through its subsidiary, Blink Network LLC, Blink designs and sells its own residential and dedicated parking space equipment. Residential EV charging equipment provides EV drivers with an additional charging option beyond public EV charging stations.

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

Corporate Structure

Car Charging Group, Inc. is the parent company of Car Charging, Inc., a Delaware corporation, which serves as the main operating company and is, in turn, the parent company of several distinct wholly-owned subsidiary operating companies including but not limited to eCharging Stations LLC, and the acquisitions of Blink Network LLC, Beam Charging LLC, EV Pass LLC and 350Green LLC during 2013.

Industry Overview

We anticipate that the electric vehicle industry is expected to accelerate over the next several years for various reasons including rising gasoline prices, environmental awareness, and greenhouse gases. Additionally, states such as California have passed laws requiring significant reduction in greenhouse gas emissions from passenger vehicles.  While hybrid automobiles are attaining improved gas mileage, they remain a severe pollutant.

Large-scale market penetration and consumer adoption is likely to occur over the next few years due mainly to the following five reasons.

1.	U.S. legislative programs provides incentives to grow the industry

There has been a concerted effort on the part of the federal, state and local governments to foster the EV industry, supporting both the vehicles and the necessary charging infrastructure.  There have been an unprecedented number of loans and grants to insure this segment succeeds.  The Ford Motor Company was awarded a $5.9 billion loan in June of 2009.   Tesla Motors received, and subsequently repaid, a $465 million loan to build its plant in Fremont California and to support its production of its Model S 4-door sedan.  Both of the aforementioned loans came from the US Government’s $25 billion program dedicated to the development of electric/plug-in hybrid vehicles.

Whether it is for the development of a new car, or for startup companies looking to capitalize on new infrastructure technologies, governments have committed to spending billions of dollars to ensure that the EV industry as a whole will succeed.

2.	Maintain a relatively low cost when compared to gasoline

At the beginning of the 20th Century, electricity generally cost over $0.20 per kilowatt-hour, and could have been as high as $0.40 per kilowatt-hour. During that same time period, gasoline could be purchased for $0.05 per gallon. The spread between gasoline and electricity continues to widen. In 2010, the average retail price of gasoline in the U.S. was $2.74, and by 2013, the average retail price increased to $3.50, while the average cost of electricity is $0.12 per kilowatt-hour. According to the U.S. Department of Energy, a 2013 Nissan Leaf averages 3.45 miles per kilowatt hour with an electricity cost of approximately $0.12 for 3.45 miles; whereas based on U. S. Department of Energy, the 2013 average city/highway miles per gallon cost of a subcompact car (23 miles per gallon) to drive 3.45 miles at $3.50 per gallon is $0.52.

Concurrently, major utility companies are working on upgrading their infrastructure to make it easier to charge an electric vehicle. The “smart-grid” investment that many utilities have already made will provide ample information to predict the required power requirements needed to support a widespread EV infrastructure.

3.	Diverse variety of vehicles at various price points from the major auto manufacturers

Most of the major car manufacturers have launched or are committed to offer an electric vehicle by 2015. General Motors, Ford, Audi, Chrysler, Nissan, Honda, BMW, Mercedes, and Tesla, are just some of the examples of the car manufacturers committed to making the electric vehicle industry a successful enterprise. As car manufacturers increase the number of electric vehicles they produce each year, we believe the purchase price for such vehicles will continue to decline. For example, the Nissan dropped the price of the 2013 LEAF model by more than $6,000 than from the previous model. The price reduction makes the LEAF comparable in price to the Toyota Prius, and leases have been made available for as little as $139 per month.

4.	Battery costs decrease while recharge life increases

Battery technology is advancing at a rapid pace.  Not only are battery costs per kilowatt-hour decreasing rapidly, but at the same time the size and weight of the battery are also decreasing. All three variables are necessary components required to drive down the costs of an electric vehicle. Additionally, battery lifespan is critical to EV acceptance, and many companies such as Axeon, Panasonic, and LG Chem are leading the way towards increased battery capacity and longevity.

5.	EV Infrastructure that supports consumer driving habits

Consumers are fickle and do not want to alter their daily routine or driving habits. While many believe that most EV charging will be initially completed at home, the need for a robust, pervasive public EV charging infrastructure is required to eliminate range anxiety.

Strategically placed public and residential charging eliminates the need for drivers to go out of their way to recharge  their car.  Public car charging stations will be located in popular destination locations where drivers currently park, whether it be for 20 minutes at a local Walgreens, for a few hours while parking at work, or at home overnight, the recharging infrastructure build-out will be more than sufficient for nearly all drivers.

Equipment and Network Utilized

CarCharging is committed to creating a robust, feature-rich network for EV charging and is hardware agnostic. CarCharging owns and operates EV charging equipment manufactured by Blink, Aerovironment, ChargePoint, General Electric, Nissan, and SemaConnect. CarCharging’s Level II charging stations are compatible with EVs sold in the United States including the Tesla Model S, Nissan LEAF, Chevy Volt, BMW i3 and i8, Mitsubishi i-Miev, Toyota Prius Plug-In, Honda Fit EV, and Toyota Rav4 EV, as well as many others scheduled for release over the next few years. CarCharging utilizes several EV charging networks, including the Blink Network, the software that operates, monitors, and tracks the Blink stations and all of its charging data, which CarCharging owns; as well as ChargePoint, SemaConnect, and General Electric.

Competition

Competition in the EV charging industry is limited, and CarCharging’s competitive advantages are our strategic partnerships with property owners/managers and that we own and operate our EV charging stations and the Blink network.  Other EV service equipment manufacturers offer direct distribution or work with independent distributors, including:

•	ChargePoint manufactures EV charging equipment and operates the ChargePoint network, but they do not own the stations on the network.

•	General Electric currently offers a Level 2 (220 Volt) Networked Charging Station and a Watt Station home charger.

•
NRG offers home and public charging at fixed monthly rates, and currently only offers this in Dallas/Ft Worth and Houston, Texas and now in California. They anticipate a 20-city rollout of EV charging station infrastructure, with an emphasis on monthly subscriptions, although they currently operate 170 charging stations.

Customers

CarCharging has strategic partnerships across multiple business sectors including multi-family residential and commercial properties, parking garages, shopping malls, retail parking, and municipalities.  CarCharging’s partners include, but are not limited to Walgreens, IKEA, Wal-Mart, Simon Property Group, Equity One, Equity Residential, Forest City, Cinemark USA, Fox Studios, Facebook, PayPal, Kimpton Hotels and Restaurants, Mayo Clinic, San Diego Padres, University of Pennsylvania, Ace Parking, Central/USA Parking, Icon Parking, Rapid Parking, Parking Concepts, CVS, Related Management, Pennsylvania Turnpike Commission, Pennsylvania Department of Environmental Protection, City of Phoenix (AZ), City of Philadelphia (PA), and City of Miami Beach (FL). CarCharging is currently establishing relationships with all of the Blink hosts.

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

To promote and sell the Company’s services to property owners, parking companies, and EV drivers, CarCharging also utilizes marketing and communication channels including press releases, email marketing, websites (www.CarCharging.com, www.BlinkNetwork.com, www.BlinkHQ.com), and social media. Additionally, CarCharging has a joint marketing agreement with Nissan to support Nissan’s dealerships and help educate potential LEAF consumers on public EV charging stations.

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

Employees

We currently have 37 full-time employees.

Intellectual Property

On March 29, 2012, the Company entered into an exclusive Patent License Agreement with Michael D. Farkas, our Chief Executive Officer, and Balance Holdings, LLC whereby the Company agreed to pay 10% of the gross profits received by the Company from commercial sales and/or use of the filed utility patent applications for the following inventions:

Electric Vehicle Supply Equipment (“EVSE”) Parking Bumper: An inductive charging station in the form of a parking bumper that will reduce the visual and physical clutter in already-congested parking lots and garages (Patent Application Number: 13600058). Today, inductive charging equipment for EVs are primarily in the form of charging plates, on top of which EVs park.  The placement of the EV over the charging plates can be misaligned; therefore, reducing the efficiency of the charge.  Additionally, for multi-level parking garages, the installation of the charging plates can cause structural issues, which causes the installation to be very expensive, if not impossible.  To resolve these issues, and provide property owners and EV drivers with a simpler, less expensive solution, CarCharging conceived of the idea for an inductive parking bumper.  This original invention intends to deliver the charge through equipment generally utilized in parking lots and/or parking garages, which is familiar to most drivers and conforms to standard parking practice.

Multiple Simultaneous Electric Vehicle Charging: Through the use of a toggle unit, processor, and multiple plugs which allows multiple EVs to plug into the station simultaneously and charge as the current becomes available (Provisional Patent Application Number: 61695839). Utilizing this innovative toggle feature, EV charging stations will have the ability to charge several vehicles sequentially without the physical insertion or removal of plugs during the charging process.   This feature improves the process of current EV charging stations; reduces potential strain on the energy grid; and reduces EV charging equipment, network, and energy costs.

Currently, an EV battery begins to charge as soon as it is plugged into an EV charging station and the session is activated.  In instances where the station is occupied for long periods of time such as overnight at multifamily or mixed-use properties, other EV drivers are not able to charge their EV.  This can cause frustration for EV owners and limit their use of the charging station.  Alternatively, EV charging stations with two or more plugs charge EVs simultaneously which can strain the energy grid.

CarCharging’s groundbreaking EV charging station provisional patent optimizes the efficiency of the EV station through the use of a toggle unit, processor, and multiple plugs.  The toggle unit activates the charging current from the station to the first of multiple plugs attached to the charging station.  Then, the processor detects when charging is complete, and the toggle unit deactivates the first plug and activates the next plug.  This process permits multiple EVs to plug into the station simultaneously and charge as the current becomes available.  This novel design also reduces the internal components of current EV charging stations, thereby reducing equipment and network costs.

The Company has not paid nor incurred any royalties to date under this Licensing Agreement.

Additionally, CarCharging, through a wholly-owned subsidiary owns all of the intellectual property listed on Exhibit 99.1.

Other Information

We maintain our principal offices at 1691 Michigan Avenue, Suite 601, Miami Beach, Florida, 33139. Our telephone number is (305) 521-0200. A Silicon Valley office was also recently established to house our marketing and sales departments and to provide improved support for west coast operations. Our website is  www.CarCharging.com;  we can be contacted by email at info@CarCharging.com.

ITEM 1A.       RISK FACTORS

The following risk factors are the most significant risk factors deemed by the Company, however, they are not the only risk factors affecting the Company.

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

In order to achieve the above-mentioned targets, the general strategies of our Company are to maintain and search for hard-working employees who have innovative initiatives; as well as to keep a close eye on expansion opportunities through merger and/or acquisition.

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

The Company could face strong competition from competitors in the EV charging services industry who could duplicate the model.  These competitors may have substantially greater financial, marketing and development resources and other capabilities than the Company. In addition, there are very few barriers to enter into the market for our services.  There can be no assurance, therefore, that any of our competitors, many of whom have far greater resources, will not independently develop services that are substantially equivalent or superior to our services.  Therefore, an investment in the Company is very risky and speculative due to the competitive environment in which the Company operates.

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

Risks Associated with Our Common Stock

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR PREVENT FRAUD.  ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operations and access to capital.  We have carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level  due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following  material weaknesses which have caused management to conclude that as of December 31, 2013 our internal controls over financial reporting (“ICFR”) were not effective at the reasonable assurance level:

1.
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

3.
We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.
We have determined that oversight over our external financial reporting and internal control over our financial reporting by our audit committee is ineffective.  The audit committee has not provided adequate review of the Company’s SEC’s filings and consolidated financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s consolidated financial statement.

To address these material weaknesses, management has performed additional analyses and other procedures to ensure that the financial statements included herein are fairly presented.

OUR COMMON STOCK IS QUOTED ONLY ON THE OTC BULLENTIN BOARD (“OTCQB”), WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTCQB. The OTCQB is a significantly more limited market than the New York Stock Exchange or the NASDAQ Stock Market. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

FUTURE ISSUANCE OF OUR COMMON STOCK, OPTIONS AND WARRANTS COULD DILUTE THE INTERESTS OF EXISITNG STOCKHOLDERS.

We may issue additional shares of our common stock, options and warrants in the future. The issuance of a substantial amount of common stock, options and warrants could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock in the public market, or the exercise of a substantial number of warrants and options either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such common stock as consideration or by investors who acquired such common stock in a private placement could have an adverse effect on the market price of our common stock.

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

ITEM 2.          PROPERTIES

The Company’s corporate headquarters is located in Miami Beach, Florida. The Company currently leases space located at 1691 Michigan Avenue, Suite 601, Miami Beach Florida 33139. The lease is for a term of 39 months beginning on March 1, 2012 and ending May 31, 2015. Additionally, the Company has a three-year lease for an office in San Jose, California beginning on April 1, 2012 and ending April 30, 2015 and a five year sublease for office and warehouse space in Phoenix, Arizona beginning December 1, 2013 and ending November 30, 2018 and one year office sharing license for office space in New York, New York beginning January 16, 2014 and ending January 31, 2015.

ITEM 3.          LEGAL PROCEEDINGS

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

On September 24, 2013 the Court issued a ruling in the consolidated lawsuits of Car Charging Group, Inc. v. JNS Holdings Corporation, and JNS Power & Control Systems, Inc. v. 350 Green, LLC (the “Court Order”) in the U.S. District Court in the Northern District of Illinois.  The Court granted the motion of JNS Holdings Corporation and JNS Power & Control Systems, Inc. (collectively, “JNS”) for specific performance of an Asset Purchase Agreement (the “APA”) entered into between JNS and the former owners of 350 Green, LLC (“350 Green”), Tim Mason and Mariana Gerzanych, in April 2013. Pursuant to the Court Order, 350 Green was required to transfer certain assets and liabilities (the “Assets and Liabilities”) in the Chicago area to JNS, and may be required to pay JNS’ costs and attorneys’ fees as well as indemnify JNS for certain costs incurred with regard to the Assets and Liabilities.

The Court Order does not transfer, amend or modify Car Charging Group, Inc.’s ownership of 350 Green; it only requires transfer of ownership of those certain Assets and Liabilities that were listed in the Asset Purchase Agreement entered into between JNS and 350 Green.  Car Charging Group, Inc. still owns all of 350 Green’s other assets, in states including, but not limited to: California, Oregon, Pennsylvania, Missouri, Kansas, Maryland, Colorado, Georgia, Utah, Florida, Ohio, Indiana, and Washington.

The Company also plans to appeal the Court Order and to vigorously defend its position that the APA is invalid and unenforceable.

On November 27, 2013, the Synapse Sustainability Trust (“Synapse”) filed a complaint against the Company and Michael D. Farkas, the Company’s CEO, alleging various causes of action regarding compliance under certain agreements that governed the sale of Synapse’s assets to CCGI in the Supreme Court of the State of New York, County of Onondaga. On or about January 7, 2014, CCGI filed its Answer and Affirmative Defenses. CCGI moved to dismiss Count V, breach of contract, because the Note contains an arbitration clause. Further, Farkas has moved to dismiss the Complaint for lack of personal jurisdiction.  On March 17, 2014, the Court dismissed Mr. Farkas from the action due to a lack of personal jurisdiction and dismissed Plaintiff’s Count V based on the existence of the Arbitration Clause contained in the Note. In the Court's letter decision issued on March 17, 2014, the Court granted Defendants' Motion to Dismiss the Complaint/Count V against Michael Farkas, and dismissed Count VI against CCGI.  Accordingly, the Court granted Plaintiff's Contempt Motion in part, and denied it in part, and scheduled a hearing on the contempt issue for May 13th, 2014.  The parties are trying to negotiate a settlement. Although the Company can not predict the outcome of these negotiations, it is the Company’s opinion that any accrual for potential loss is not warranted at this time.

On or about December 6, 2013, the Company filed a Complaint against Tim Mason and Mariana Gerzanych in the U.S. District Court for the Southern District of New York, alleging claims for Breach of Contract, Fraud in the Inducement, Civil Conspiracy to Commit Fraud, Unjust Enrichment, and Breach of Fiduciary Duty.  These claims were in relation to the Company’s purchase of 350 Green, LLC, and the documents entered into (and allegedly breached by Gerzanych and Mason) related thereto.  The Defendants in this case were recently served with the court documents, and the Company intends to litigate this case vigorously.

350 Green, LLC

There have been five lawsuits filed by creditors of 350 Green regarding unpaid claims. These lawsuits relate solely to alleged pre-acquisition unpaid debts of 350 Green. Also, there are other unpaid creditors, aside from those noted above, that claim to be owed certain amounts for pre-acquisition work done on behalf of 350 Green, and only 350 Green, that potentially could file lawsuits at some point in the future. On April 24, 2014, the Company entered into an agreement with a firm to administer the financial affairs of 350 Green LLC under a Trust Mortgage resulting in all assets and liabilities of 350 Green LLC being transferred to the Trust.

General Litigation

 From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. As such the Company is required to assess the likelihood of any adverse outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of the provision required for these commitments and contingencies, if any, which would be charged to earnings, is made after careful analysis of each matter. The provision may change in the future due to new developments or changes in circumstances. Changes in the provision could increase or decrease the Company’s earnings in the period the changes are made. It is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Quarter ended	Low Price	High Price

December 31, 2013	$0.71	$1.94
September 30, 2013	$1.07	$2.00
June 30, 2013	$1.05	$1.39
March 31, 2013	$1.13	$1.60

December 31, 2012	$1.25	$2.00
September 30, 2012	$0.60	$1.60
June 30, 2012	$0.77	$1.85
March 31, 2012	$1.26	$2.08

Security Holders

As of April 25, 2014 there were approximately 226 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

On November 30, 2012, the Board of the Company, as well as a majority of the Company’s shareholders, approved the Company’s 2012 Omnibus Incentive Plan (the “Plan”), which enables the Company to  grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company.  Stock options granted under the Plan may be Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be Non-Qualified Stock Options.  The Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of Common Stock for which stock options or awards may be granted pursuant to the Plan is 5,000,000, adjusted as provided in Section 11 of the Plan.  The Plan expires on December 1, 2014.  As of December 31, 2013, 4,050,000 stock options had been issued to employees and consultants of the Company under the Plan which are all outstanding.  All options vest ratably over three years from date of issuance, December 27, 2012 and expire in five years from date of issuance.  The following table provides further information regarding the Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,050,000	$1.49	950,000
Equity compensation plans not approved by security holders	--	--	--
Total	4,050,000	$1.49	950,000

On January 11, 2013, the Board of the Company approved the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the Plan may be Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be Non-Qualified Stock Options. The Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of Common Stock for which stock options or awards may be granted pursuant to the Plan is 5,000,000, adjusted as provided in Section 11 of the Plan. The Plan expires on December 1, 2015. The Plan was approved by a majority of the Company’s shareholders on February 13, 2013. As of December 31, 2013, 935,665 stock options and 1,223,621 shares of common stock had been issued to employees and consultants of the Company.  All options vest ratably over three years from date of issuance, and expire in five years from date of issuance.  The following table provides further information regarding the Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	893,665	$1.16	2,882,714
Equity compensation plans not approved by security holders	--	--	--
Total	893,665	$1.16	2,882,714

The following table accounts for the Company’s Plan option activity for the years ended December 31, 2012 and December 31, 2013:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2012	--	$--
Options granted	4,500,000	$1.49
Options exercised	--	$--
Options canceled/forfeited	--	$--
Options outstanding December 31, 2012	4,500,000	$1.49
Options granted	935,665	$1.16
Options exercised		--
Options canceled/forfeited	(492,000)	$1.46
Options outstanding at December 31, 2013	4,943,665	$1.43

The number of options exercisable as of December 31, 2013 was 2,154,665 with a weighted average remaining contract life of 3.84 years and a weighted average exercise price of $1.42. None of the outstanding options as of December 31, 2012 were exercisable.  The aggregate intrinsic value of the options outstanding as of December 31, 2013 and 2012 based on a closing price of $1.25 and $1.60 was $118,800 and $525,000 respectively.

Options outstanding as of December 31, 2013
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$0.50 - $1.61	4,943,665	4.09	$1.43

Options outstanding as of December 31, 2012
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$1.46 - $1.61	4,500,000	4.99	$1.49

The following table accounts for the Company’s warrant activity for the years ended December 31, 2012 and December 31, 2013:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at January 1, 2012	10,918,968	$3.68
Warrants granted	1,197,800	$1.61
Warrants exercised	--	$--
Warrants canceled/forfeited	(820,800)	$4.72
Warrants outstanding December 31, 2012	11,295,968	$3.50
Warrants granted	35,016,334	$1.37
Warrants exercised	--	--
Warrants canceled/forfeited	(8,417,165)	$4.03
Warrants outstanding at December 31, 2013	37,895,137	$1.42

The number of warrants exercisable as of December 31, 2013 was 37,873,337 and 11,019,168 were exercisable as of December 31, 2012.

Warrants outstanding as of December 31, 2013
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$0.50 - $30.00	37,895,137	3.69	$1.42

Warrants exercisable as of December 31, 2013
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$0.50 - $30.00	37,873,337	3.69	$1.42

Warrants outstanding as of December 31, 2012
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$1.00 - $51.50	11,295,968	2.14	$3.50

Warrants exercisable as of December 31, 2012
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$1.00 - $51.50	11,019,168	1.66	$3.56

Unregistered Sales of Equity Securities and Use of Proceeds

On December 18, 2012, the Company entered into an employment agreement with an individual to serve as member of the Company’s Board of Directors for a period of three years. As part of his compensation, the Company issued 50,000 shares of its common stock at a $1.49 per share and issued an option to purchase 12,000 shares of its common stock at a price of a $1.50 per share under the Company’s 2013 Omnibus Incentive Plan. The options vests in full as of January 11, 2015 and expires on January 11, 2018.  Additionally, the Company issued the Director options to purchase 25,000 shares of the Company’s common stock at prices ranging from $0.90 - $1.56 for the attendance of meetings of the Board of Directors and Committees of the Board of the Directors during the year ended December 31, 2013.  The options vest two years from issuance and expire five years from date of issuance.

On January 14, 2013, the Company entered into a consulting agreement with a firm to provide strategic planning services for a year. As part of the firm’s fee, the Company issued 250,000 shares of its common stock at a price of $1.49.

On February 5, 2013, the Company entered into a binding memorandum of understanding with a firm to develop application software. As part of its fee, the firm was issued 113,636 shares of the Company’s common stock at a price of $1.32 per share. This fee is recorded as Other Assets on the Company’s balance sheet as of December 31, 2013.

On February 19, 2013, the Company retained an individual to serve on the Company’s Board of Directors for three years subject to the Board of Directors approval. As part of the agreement and the individual’s compensation, the Company was obligated to issue him 50,000 shares of the Company’s common stock valued at $71,000 under the 2013 Omnibus Plan. As the Company’s Board of Directors did not approve his appointment to the Board of Directors until April 3, 2013 in conjunction with the Company’s acquisition of EV Pass LLC, at which time he was issued 50,000 shares of common stock at $1.42 per share and options to purchase 12,000 shares at $1.43 per share which vest two years from date of grant and expire five years from date of grant. Both shares and options were issued from the 2013 Omnibus Incentive Plan.  Additionally, the Company issued the Director options to purchase 30,000 shares of the Company’s common stock at prices ranging from $0.90 - $1.56 for the attendance of meetings of the Board of Directors and Committees of the Board of the Directors during the year ended December 31, 2013.  The options were issued under the Company’s 2013 Omnibus Incentive Plan, vest two years from issuance and expire five years from date of issuance.  On October 10, 2013, the individual resigned from the Board of Directors.

During the year ended December 31, 2013, the Company issued the Chairman of the Board of Directors options under the Company’s 2013 Omnibus Incentive Plan to purchase 10,000 shares of the Company’s common stock at prices ranging from $1.22 - $1.31 for the attendance of meetings of the Board of Directors and Committees of the Board of the Directors during the year ended December 31, 2013.  The options vest two years from issuance and expire five years from date of issuance.

On February 27, 2013, in conjunction with its acquisition of Beam LLC, the Company issued 1,265,822 fully vested shares of its common stock at $1.30 per share.

On March 8, 2013, the Company entered into a contract with a firm to provide investor relations consulting services. The Company issued 150,000 shares of its common stock under the 2013 Omnibus Incentive Plan at $1.28 per share covering the six month period ended September 8, 2013.

As part of its acquisition of 350Green LLC in April 2013, the Company issued an aggregate of 107,513 shares of its common stock at $1.19 per share to third parties to pay off debt owed to these parties by 350Green LLC.

On April 1, 2013, the Company issued 150,000 options under the 2013 Omnibus Incentive Plan to a company for the procurement of investor capital. The options expire in five years from date of issuance and have an exercise price of $0.50.

On April 3, 2013, in conjunction with its acquisition of EV Pass LLC, the Company issued 671,141 shares of its common stock at $1.18 per share.

On April 19, 2013, the Company reached a settlement with its former Chief Financial Officer and issued 220,000 shares of its common stock at $1.20 per share as part of the settlement.

On April 23, 2013, in conjunction with its acquisition of 350Green LLC, the Company issued 604,838 shares of its common stock at $1.19 per share.

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

On August 11, 2013, the Company and the holder of the $150,000 of past due convertible notes agreed to convert the note and accrued interest thereon on the basis of $0.50 per share thereby issuing 330,000 shares of the Company’s common stock and issue 330,000 warrants exercisable at $2.25 per share which vest immediately and expire on August 11, 2016.

On August 12, 2013, the Company issued 25,000 shares of its common stock under the Company’s 2013 Omnibus Incentive Plan at a price of $1.50 per share and valued at $37,500 for legal services.

On August 13, 2013, the Company issued 10,000 shares of its common stock under the Company’s 2013 Omnibus Incentive Plan at a price of $1.50 per share valued at $15,000 for acquisition advisory services.

On August 26, 2013, the Company issued 3,433,335 warrants to a company that is owned by the Chief Executive Officer of the Company and is a shareholder of the Company to replace a grant of 3,433,335 warrants which had recently expired. The warrants vest immediately, expire three years from date of issuance and have an exercise price of $1.29.

On August 26, 2013, the Company issued 10,000 options to the President of the Company and 686,665 options to an employee of the Company under the Company’s 2013 Omnibus Incentive Plan to replace options which had recently expired. The options vest immediately, expire three years from date of issuance and have an exercise price of $1.28.

In conjunction with an arbitrator’s decision on August 28, 2013, a former consultant of the Company returned 250,000 shares of the Company’s common stock previously issued for consulting services valued at $450,000 and issued 62,500 shares at a price of $1.26 per share.

On October 17, 2013, the Company issued 8,332 shares of the Company’s common stock under the Company’s 2013 Omnibus Incentive Plan to two attorneys valued at a price of $1.20 per share and valued at $9,998.

In conjunction with a consulting agreement with a firm for business development services entered into by the Company on August 15, 2012, the Company issued 18,246 shares of its common stock to the firm at an average price of $1.37 during the year ended December 31, 2013. Additionally, the Company settled an account payable with the firm by issuing 60,993 shares of its common stock at $1.40 per share, resulting in a loss upon settlement of $47,856.

In conjunction with a consulting agreement entered into by the Company for advisory services on September 10, 2012 the Company awarded under the Company’s 2013 Omnibus Incentive Plan consisting of 112,500 shares of the Company’s common stock in January 2013. Additionally, the firm is to receive 87,500 shares of the Company’s common stock monthly during the period of April 1, 2013 through September 1, 2013 for a total of 637,500 shares under the 2013 Omnibus Incentive Plan During the year ended December 31, 2013 Company issued 287,500 shares of its common stock to the firm at an average price of $1.29 per share. The remaining 350,000 shares valued at $503,125 are recorded as an accrued expense as of December 31, 2013.

On December 3, 2012, the Company entered into consulting agreement with a firm to provide financial advisory services commencing in January 2013. In conjunction with this agreement, the Company issued 13,393 shares of its common stock at an average price of $1.49 per share during the year ended December 31, 2013.

In conjunction with a consulting agreement which the Company entered into on December 10, 2012 with a firm, the Company issued 42,150 shares of its common stock to the firm for consulting services at an average price of $1.41 per share for services rendered during the year ended December 31, 2013.

In conjunction with a social media marketing agreement entered into by the Company on December 19, 2012, the Company issued 18,561 shares of its common stock at average price of $1.35 per share as a fee for the year ended December 31, 2013.

On January 1, 2013, prior to the approval of 2013 Omnibus Incentive Plan, the Company granted and issued a firm a restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 137,499 shares of the Company’s common stock and an additional 45,833 shares of the Company’s common stock monthly during the period of April 13, 2013 through September 13, 2013 for a total of 412,497 shares under the 2013 Omnibus Incentive Plan in conjunction with a consulting agreement entered into by the Company for advisory services on September 13, 2012. During the year ended December 31, 2013, the firm was issued a  restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of for a total of 274,998 shares of the Company’s common stock at an average price of $1.29 per share for services rendered during the year ended December 31, 2013.  The remaining 137,499 shares valued at $187,000 are recorded as an accrued expense as of December 31, 2013.

On July 3, 2013, the Company entered into an agreement with a firm to financial advisory services whereby the Company issued 325,000 shares of the Company’s common stock at an average price of $1.27 valued at $412,500 during the year ended December 31, 2013.

During the period of January 2013 through March 22, 2013, the Company sold 4,990,000 shares of its common stock and warrants to purchase 4,990,000 shares of the Company’s common stock at $2.25 per share which vest immediately and expire three years from date of issuance.

During the period of July 1, 2013 through September 30, 2013 the Company sold 2,550,000 shares of its common stock and warrants to purchase 2,550,000 shares of the Company’s common stock at $2.25 per share which vest immediately and expire three years from date of issuance.

On October 11, 2013, in conjunction with the purchase of the Blink Network, and certain assets and liabilities relating to the Blink Network, the Company sold 7,142,857 shares of its common stock and warrants to purchase 7,142,857 shares of the Company’s common stock at a $1.00 per share which vest immediately and expire five years from the date of issue.  In conjunction with this issuance, the Company issued two warrants to two principals at an investment firm to purchase a total of 714,285 shares of common stock at $0.87 shares.  The warrants vest immediately and expire five years from the date of issue.

On October 17, 2013, the Company sold 642,857 shares of its common stock and warrants to purchase 642,857 shares of the Company’s common stock at $1.00 per share which vest immediately and expire five years from date of issuance.

On December 9, 2013, the Company sold 10,000,000 shares of its common stock and warrants to purchase 10,000,000 shares of the Company’s common stock at $1.05 per share which vest immediately and expire five years from date of issuance.  In conjunction with this sale, the Company issued a total of 988,000 units to three individuals and two firms.  The unit entitles the holder that in consideration of payment of $1.00, the holder receives one share of the Company’s common stock and a warrant to purchase an additional share of the Company’s common stock at $1.05.  The unit vests immediately and expires in five years from date of issuance.  In conjunction with this issuance, the Company issued an additional 2,000,000 shares of its common stock at a price of $1.71 per share to a firm in settlement of a memorandum of understanding between the parties.  Additionally, the Company issued 112,000 fully vested common shares to a shareholder/placement agent at a price of $1.71 per share based on the market price on the date of issuance.

During the period of March 22, 2013 through June 12, 2013, the Company issued 848,000 warrants to a shareholder in connection with the procurement of investor capital. The warrants vest immediately and expire five years from date of issuance; 424,000 warrants have an exercise price of $0.50 and the remaining 424,000 warrants have an exercise price of $2.25.  During the period of July 18, 2013 through September 18, 2013, the Company issued the shareholder an additional 360,000 warrants in connection with the procurement of investor capital.  The warrants vest immediately and expire five years from date of issuance; 180,000 warrants have an exercise price of $0.50 and the remaining 180,000 warrants have an exercise price of $2.25.  In conjunction with the sale of 10,000,000 shares of common stock of the Company in December 2013, the shareholder was issued 112,000 shares of the Company’s common stock valued at $1.71, warrants to purchase 112,000 shares of the Company’s common stock at $1.05 per share which vest immediately and expire five years from date of issuance.

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

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2013 and the fiscal year ended December 31, 2012 should be read in conjunction with our consolidated financial statements and the notes to those consolidated  financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors.  See “Forward-Looking Statements.”

Overview

Car Charging Group, Inc. (“CarCharging”) is a pioneer in nationwide public electric vehicle (EV) charging services, enabling EV drivers to easily recharge at locations throughout the United States. Headquartered in Miami Beach, FL with offices in San Jose, CA; New York, NY; and Phoenix, AZ; CarCharging’s business model is designed to accelerate the adoption of public EV charging.

CarCharging offers various options to commercial and residential property owners for EV charging services. Our typical business model provides a comprehensive turnkey program where CarCharging owns and operates the EV charging equipment; manages the installation, maintenance, and related services; and shares a portion of the EV charging revenue with the property owner. Alternatively, property partners can share in the equipment and installation expenses with CarCharging operating and managing the EV charging stations and providing network connectivity. For properties interested in purchasing and owning EV charging stations, CarCharging can also provide EV charging hardware, site recommendations, connection to the Blink Network, and management and maintenance services.

Through its subsidiary, Blink Network, CarCharging also provides residential EV charging solutions for single-family homes.  For more information, please visit www.BlinkHQ.com.

CarCharging has strategic partnerships across multiple business sectors including multi-family residential and commercial properties, parking garages, shopping malls, retail parking, and municipalities.  CarCharging’s partners include, but are not limited to Walgreens, IKEA, Wal-Mart, Simon Property Group, Equity One, Equity Residential, Forest City, Cinemark USA, Fox Studios, Facebook, PayPal, Kimpton Hotels and Restaurants, Mayo Clinic, San Diego Padres, University of Pennsylvania, Ace Parking, Central/USA Parking, Icon Parking, Rapid Parking, Parking Concepts, CVS, Related Management, Pennsylvania Turnpike Commission, Pennsylvania Department of Environmental Protection, City of Phoenix (AZ), City of Philadelphia (PA), and City of Miami Beach (FL).

CarCharging is committed to creating a robust, feature-rich network for EV charging and is hardware agnostic.  CarCharging owns the Blink network, and owns and operates EV charging equipment manufactured by Blink, Aerovironment, ChargePoint, Efacec, General Electric, Nissan, and SemaConnect. CarCharging’s Level II charging stations are compatible with EVs sold in the United States including the Tesla Model S, Nissan LEAF, Chevy Volt, Mitsubishi i-Miev, Toyota Prius Plug-In, Honda Fit EV, and Toyota Rav4 EV, as well as many others scheduled for release over the next few years.

In order to provide complete charging services to EV drivers, the Company also provides residential EV charging solutions, through its subsidiary, Blink Network LLC. Blink designs and sells its own residential and dedicated parking space equipment. Residential EV charging equipment provides EV drivers with an additional charging option beyond public EV charging stations.

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

As a result of our acquisitions of four competitors, we currently have approximately 5,200 level 2 charging units and 105 DC Fast Charging EV Devices installed. As a result of recent partnerships with EV manufacturers, our network has broadened its offerings and includes units from numerous manufacturers, in addition to ChargePoint, whose charging units we have solely used in the past.

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

Recent Financings

2013 Private Placements

During the period of January 2013 through March 22, 2013, the Company sold 4,990,000 shares of its common stock at $0.50 per share and warrants to purchase 4,990,000 shares of the Company’s common stock at an exercise price of $2.25 per share which vest immediately and expire three years from date of issuance for gross proceeds of $2,495,000.

During the period of July 1, 2013 through September 30, 2013 the Company sold 2,550,000 shares of its common stock at $0.50 per share  and warrants to purchase 2,550,000 shares of the Company’s common stock at an exercise price of $2.25 per share which vest immediately and expire three years from date of issuance for gross proceeds of $1,275,000.

On October 11, 2013, in conjunction with the purchase of the Blink Network, and certain assets and liabilities relating to the Blink Network, the Company sold 7,142,857 shares of its common stock at $0.70 per share and warrants to purchase 7,142,857 shares of the Company’s common stock at an exercise price of $1.00 per share which vest immediately and expire five years from the date of issue for gross proceeds of $5,000,000.

On October 17, 2013 the Company sold 642,857 shares of its common stock at $0.70 per share and warrants to purchase 642,857 shares of the Company’s common stock at an exercise price of $1.00 per share which vest immediately and expire five years from date of issuance for gross proceeds of $450,000.

On December 9, 2013 the Company sold 10,000,000 shares of its common stock at a $1.00 per share and warrants to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $1.05 per share which vest immediately and expire five years from date of issuance for gross proceeds of $10,000,000.

Demand Notes

During 2013, the Company had borrowed $440,000, and fully repaid $450,117, inclusive of interest at 12% per annum, for working capital purposes from a company of which the Company’s CEO is a controlling party and now owns the Company.

In February 2013, the Company had borrowed $2,000 from a shareholder on an unsecured basis with interest at 12% due on demand.  The loan was paid in full in eight days with accrued interest thereon of $5.

Results of Operations

The results of operations include the operations of Beam Charging LLC for the period of February 26, 2013, the acquisition date, through December 31, 2013, EV Pass LLC for the period of April 3, 2013, the acquisition date, through December 31, 2013, 350Green LLC for the period of April 22, 2013, acquisition date, through December 31, 2013, and Blink Network LLC for the period of October 16, 2013 through December 31, 2013.

Comparison of the years ended December 31, 2013 and December 31, 2012

Revenues

We have generated revenues of $327,971 from service fees related to installed EV Charging Stations for the year ended December 31, 2013 as compared to $16,743 in service fees for the year ended December 31, 2012. The increase in service fees is primarily attributable to the four acquisitions during the year.  While the Company’s primary strategy is to earn revenue through the installation and maintenance of EV Charging Stations, the Company will sell EV Charging Stations on occasions when the opportunity presents itself.  During the year ended December 31, 2012, we sold 69 EV charging stations to a customer for a total price of $235,726 and at a gross profit of $41,670.  During the year ended December 31, 2013, we sold ten EV charging stations for a total price of $47,636 and at a profit of $11,440.  Additionally, we received grants, rebates and incentives totaling $882,933 to defray the cost of equipment and installation of 108 charging stations during 2013. The rebates, incentive and grants are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. As a result we amortized $90,796 into revenue during the year ended December 31, 2013 and $5,595 for the year ended December 31, 2012.  We intend to vigorously seek additional grants, rebates, subsidies and equipment manufacturer incentives as a cost effective means of reducing our capital investment in the purchase and installation of charging stations.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, electricity reimbursements and revenue share payments to hosts.  Cost of revenues for the year ended December 31, 2013 of $3,286,672 exceeded cost of revenues for the year ended December 31, 2012 of $199,092 primarily because in 2012, the Company was in the developmental stage and depreciation was considered general and administrative expense.  The acquisition of Blink Network LLC, the commencement of the execution of its operational plans and the additional depreciation related to the number of installed charging stations acquired as a result of the four acquisitions completed during 2013 were the main factors that increased the cost of revenues for 2013.

Operating Expenses

Operating expenses consists of selling, marketing and advertising, payroll, administrative, finance and professional expenses.

Compensation expense increased by $8,658,653 from $2,367,313 for the year ended December 31, 2012 to $11,025,966 for the year ended December 31, 2013.  The increase was attributable to an increase in non –cash compensation expense related to warrants and options granted under both our Omnibus Incentive Plans and non-Plan grants pursuant to existing compensation agreements, recognition of a full year of expenses associated with the 2012 Omnibus Incentive Plan as opposed to a shorter period in the year ended December 31, 2012, and as a result of the increased number of employees due to the four acquisitions completed during the year.

Other operating expenses increased by $514,714 from $547,353 for the year ended December 31, 2012 to $1,062,067 for the year ended December 31, 2013.  The increase was attributable to an increase in office and warehouse space costs, insurance expenses, travel expenses and taxes as a result of the four acquisitions completed during the year.

General and administrative expenses increased by $2,155,877 from $2,321,197 for the year ended December 31, 2012 to $4,477,074 for the year ended December 31, 2013.  The increase was primarily as a result of an increase in stock and warrants issued to consultants, and an increase in professional fees as a result of the acquisitions offset by the inclusion of EV charging station depreciation of $234,364 in the year ended December 31, 2012 and included in cost of revenue in the year ended December 31, 2013.

Operating Loss

Our operating loss for the year ended December 31, 2013 increased by $14,208,485 from $5,176,891 for the year ended December 31, 2012 to $19,385,376 for the year ended December 31, 2013.  The increase was attributable to an increase in operating expenses and a decrease in gross profit.

Other Income (Expense)

Other income (expense) increased by $4,639,190 from other expense of $112,719 for the year ended December 31, 2012 to other expense of $4,751,909 for the year ended December 31, 2013.  The increase was primarily attributable to:

•
A gain from the change in fair value of a derivative liability of $1,794,693 associated with warrants and warrant units issued to investors and placement agents in conjunction with sale of shares of our common stock during the fourth quarter of 2013 and a change in the fair value of the warrant liability associated with the anti-dilution protection offered the sellers associated with the Beam acquisition.

•	An expense incurred of $3,420,000 by the issuance of 2,000,000 shares of our common stock in settlement of a financing agreement.
•	A warrant expense of $1,480,000 representing anti-dilution protection offered the sellers associated with the Beam acquisition.
•
An expense attributable to a debt conversion expense of $687,286 as result of the fair value of the conversion of notes payable into common stock and warrants on conversion terms more favorable than the fair value of the conversion terms when the notes were initially issued.

•	An impairment loss of $606,685 related to intangible assets acquired from the EV Pass acquisition.
•
A $47,856  loss sustained by issuing shares of common stock in settlement of an account payable, an increase in interest expense $64,680 due to debt incurred in connection with the acquisitions and an increase in amortization of discount on convertible notes payable of $70,043.

Net Loss

Our net loss for the year ended December 31, 2013 increased by $18,847,675 to $24,137,285 as compared to $5,289,610 for the year ended December 31, 2012. The increase was attributable to a net increase in operating expenses of $11,329,244, a decrease in gross profit of $2,879,241 and an increase of other expense of $4,639,190. Our net loss attributable to common shareholders for the year ended December 31, 2013 increased by $21,679,505 from $5,289,610 to $26,969,115 for the aforementioned reasons and for the deemed dividend of $2,831,830 attributable to the fair value of the conversion terms of Series B Preferred shares into common shares and warrants on terms more favorable than the fair value of the initial conversion terms by which the Series B shares were initially issued.  Our net loss per common share attributable to common shareholders-basic and diluted for the year ended December 31, 2013 was $(0.49)  whereas the basic and fully diluted net loss per common share attributable to common shareholders for the year ended December 31, 2012 was $(0.13).

Liquidity and Capital Resources

During 2013, we have financed our activities from sales of our capital stock and from loans from related parties.  A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as personnel, office expenses and various consulting and professional fees.

For the years ended December 31, 2013 and 2012, we used cash of $3,789,542 and $2,351,641 for operations, respectively. Our cash use for 2013 was primarily attributable to our net loss of $24,137,285 offset by non cash reconciling items of $18,101,853 and changes in operating assets and liabilities of $2,245,890. During the year ended December 31, 2013, cash used for investing activities consisted of $1,138,222 for purchases of electric vehicle charging stations, $2,867 for the purchase of computer equipment, $163,292 the purchase of a note receivable related to the Beam acquisition and the cash paid for our acquisitions of $3,325,607, net of cash acquired. Net cash outflows for investing activities were $712,353 for the year ended December 31, 2012 which were primarily for capital expenditures. Cash provided by financing activities for the year ended December 31, 2013 was $16,243,453 of which $17,265,509 was from the sale of shares of our common stock, net of issuance costs and the proceeds from non-convertible notes totaling $442,000 offset by the repayment of notes of $1,464,056. Cash flows from financing activities for the year ended December 31, 2012 totaled $2,670,551 provided primarily by the net proceeds from the sale of shares of our common stock and preferred stock and the issuance of convertible debt for the year ended December 31, 2012. The net increase in cash during the year ended December 31, 2013 was $7,823,923 as compared with a net decrease of $393,443 for the year ended December 31, 2012.

At December 31, 2013, we had $7,837,339 in cash resources to meet current obligations. In addition, as of December 31, 2013, we had a net working capital deficit of $13,292,372. Historically, we have been dependent on debt and equity raised from individual investors to sustain our operations. The Company has obtained financing commitments totaling $6,000,000 through December 31, 2014 from three existing shareholders, in the event additional financing is necessary. Our management believes that we have sufficient resources to fund our operations through at least December 31, 2014.

Subsequent Events

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

a.  Impairment of Long Lived Assets

The Company’s long-lived assets, which include EV charging stations, office and computer equipment, automobiles, intangible assets, and machinery and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that other than intangible assets acquired from EV Pass LLC, there were no other impairments of long-lived assets as of December 31, 2013 or December 31, 2012.

b. Derivative instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Topic 810 of the FASB Accounting Standards Codification and Topic 815 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market each balance sheet date and recorded as a liability. The change in fair value is recorded in the Statement of Operations as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

c. Fair value of financial instruments

The Company follows Topic 825 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and Topic 820 of the FASB Accounting Standards Codification (“Topic 820”) to measure the fair value of its financial instruments. Topic 820 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Topic 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Topic 820 are described below:

Level 1	Quoted prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2
Observable inputs other than quoted prices included in Level 1, such as quotable prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  This includes certain pricing models, discounted cash flow methodologies and similar valuation techniques that use significant unobservable inputs.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2013.  The warrant liability associated with the Beam acquisition and the warrants and warrant units issued during the fourth quarter of calendar year 2013 in conjunction with the sale of shares the Company’s common stock are measured at fair value on a recurring basis.

The Company has no other assets or liabilities measured at fair value on a recurring basis.

 d. Revenue recognition

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

The Company entered into a joint marketing agreement with Nissan North America for which among other matters requires the Company to build, own, operate and maintain a network of 48 fast chargers throughout the United States and create an auto dealer network promotion and referral program so as to facilitate sales of electric vehicles to their potential customers. The Company identified the obligation to install and maintain the chargers and the obligation to create a referral and promotion program as separate elements under the agreement but determined that they did not qualify as separate units of accounting for purposes of recognizing revenue. The multiple deliverables are not separate units of accounting because Nissan North America has not delineated specific amounts of the revenue to particular elements of the agreement and the Company is unable to estimate the fair value or the selling price of the respective deliverables.   The Company has recognized this revenue over the life of the charging station upon installation.

e.  Stock Based Compensation for Employee Services

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

f.  Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB ASC. Pursuant to FASB Topic 505, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Recently Issued Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2013 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements that became effective during the year ended December 31, 2013 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Car Charging Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Car Charging Group, Inc. and Subsidiaries (the “Company) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Car Charging Group, Inc. and Subsidiaries as of December 31, 2013, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP
EisnerAmper LLP
Iselin, NJ
May 2, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Car Charging Group, Inc. and Subsidiaries
(A development stage company)

We have audited the accompanying consolidated balance sheets of Car Charging Group, Inc. and Subsidiaries, a development stage company, (the "Company") as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012 and for the period from inception (September 3, 2009) to December 31, 2012. Car Charging Group, Inc. and Subsidiaries' management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements for the period from inception (September 3, 2009) to December 31, 2009, were audited by other auditors and our opinion, in so far as it relates to cumulative amounts included for such prior periods, is based solely on the report of other such auditors.

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

/s/ Goldstein Schechter Koch P.A.
Goldstein Schechter Koch P.A.
April 16, 2013
Coral Gables, Florida

CAR CHARGING GROUP, INC. & SUBSIDIARIES
Consolidated Balance Sheets

	DECEMBER 31,	DECEMBER 31,
	2013	2012
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$7,837,339	$13,416
Accounts receivable and other receivables net of allowance for doubtful accounts of $0 and $0, respectively	216,003	--
Inventory	1,441,792	--
Advanced commissions net of an allowance of $385,750 and $0, respectively	20,000	300,750
Prepaid expenses and other current assets	271,675	357,312
Total current assets	9,786,809	671,478

OTHER ASSETS:
Property and Equipment
EV Charging stations, net of accumulated depreciation of $2,433,487 and $363,918, respectively	7,015,237	960,234
Software, net of accumulated amortization of $65,515 and $0, respectively	260,820	--
Automobiles, net of accumulated depreciation of $39,662 and $15,292, respectively	93,089	99,400
Office and computer equipment, net of accumulated depreciation of $43,383 and $26,604, respectively	55,022	36,717
Machinery and equipment, net of accumulated depreciation of $10,465 and $0	61,044	--
Total property and equipment, net	7,485,212	1,096,351

DEPOSITS	42,275	42,265

INTANGIBLE ASSETS, net of accumulated amortization of $109,854 and $0, respectively	963,648	--

GOODWILL	4,901,261	--

OTHER ASSETS	290,887	232,727
TOTAL ASSETS	$23,470,092	$2,042,821

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:

Current portion of notes payable	$439,739	$12,105
Convertible notes-related party, net of discount of $0 and $4,918, respectively	--	82
Convertible notes payable-net of discount of $0 and $168,567, respectively	--	122,433
Accounts payable	5,328,419	370,265
Accrued interest-related party	--	5
Accrued expenses	6,357,684	177,609
Warrants payable	1,216,000	--
Derivative warrant liability	9,511,364	--
Deferred revenue	212,094	19,996
Deferred rent	13,881	9,731

TOTAL CURRENT LIABILITIES	23,079,181	712,226

DEFERRED REVENUE, net of current portion	678,392	34,747

DEFERRED RENT, net of current portion	6,564	20,445

NOTES PAYABLE, net of current portion	129,202	44,836

TOTAL LIABILITIES	23,893,339	812,254

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Series A Convertible Preferred stock, par value $.001 per share; 10,000,000 shares issued and outstanding at December 31, 2013 and 2012, respectively	10,000	10,000
Series B Convertible Preferred stock, par value $0.001 per share; 0 and 1,000,000 shares issued and outstanding at December 31, 2013 and 2012, respectively	--	1,000
Common stock, par value $.001 per share; 500,000,000 shares authorized; 77,124,833 and 42,434,705 shares issued and outstanding at December 31, 2013 and 2012, respectively	77,125	42,435
Additional paid-in capital	45,399,170	20,117,559
Accumulated deficit	(45,909,542)	(18,940,427)
TOTAL STOCKHOLDERS' DEFICIT	(423,247)	1,230,567

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,470,092	$2,042,821

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	DECEMBER 31,	DECEMBER 31,
	2013	2012

Revenue:
Service fees	$327,971	$16,743
Grant and rebate revenue	90,796	5,595
Sales	47,636	235,726
TOTAL REVENUE	466,403	258,064

Costs:
Cost of services	744,696	5,036
Depreciation and amortization	2,505,780	--
Cost of sales	36,196	194,056
TOTAL COSTS	3,286,672	199,092

GROSS PROFIT (LOSS)	(2,820,269)	58,972

Operating expenses:
Compensation	11,025,966	2,367,313
Other operating expenses	1,062,067	547,353
General and administrative	4,477,074	2,321,197
TOTAL OPERATING EXPENSES	16,565,107	5,235,863

LOSS FROM OPERATIONS	(19,385,376)	(5,176,891)

Other income (expense):
Interest expense, net	(73,958)	(9,278)
Amortization of discount on convertible debt	(173,484)	(103,441)
Loss on settlement of accounts payable for common stock	(47,856)	--
Induced debt conversion expense	(687,286)	--
Loss on retirement and transfer of charging station	(57,333)	--
Provision for warrant liability	(1,480,000)	--
Impairment of intangible assets	(606,685)	--
Financing agreement settlement expense	(3,420,000)	--
Gain on change in fair value of derivative warrant liability and warrants payable	1,794,693	--
TOTAL OTHER INCOME (EXPENSE)	(4,751,909)	(112,719)

Loss before income taxes	(24,137,285)	(5,289,610)

Income tax provision	-	-

NET LOSS	$(24,137,285)	$(5,289,610)

Deemed dividend to Series B shareholder upon conversion to common stock and warrants	(2,831,830)	--
Net loss attributable to common shareholders	$(26,969,115)	$(5,289,610)
Net loss per common share – basic and diluted	$(0.49)	$(0.13)

Weighted average number of common shares outstanding – basic and diluted	54,945,088	40,332,688

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred - A	Preferred - A	Preferred - B	Preferred - B	Common	Common	Additional Paid-in	Accumulated	Stock Subscriptions	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance at December 31, 2011	10,000,000	$10,000	-	-	$37,384,414	$37,384	$15,557,096	$(13,650,817)	$(999,000)	$954,663

Sale of common stock					2,075,000	2,075	481,228		999,000	1,482,303

Issuance of Preferred Shares			1,000,000	1,000			899,000			900,000

Common stock issued for conversion of convertible notes and accrued interest					1,529,036	1,529	2,294			3,823

Common stock issued for compensation and services					1,171,255	1,172	1,595,141			1,596,313

Common stock issued for director compensation					275,000	275	461,975			462,250

Warrants issued for compensation and services							843,899			843,899

Warrants issued with convertible debt							276,926			276,926

Net loss								(5,289,610)		(5,289,610)

Balance at December 31, 2012	10,000,000	$10,000	1,000,000	$1,000	42,434,705	$42,435	$20,117,559	$(18,940,427)	$-	$1,230,567

Sale of common stock					25,325,714	25,325	15,079,242			15,104,567

Issuance of warrants in conjunction with sale of common stock							2,160,942			2,160,942

Issuance of common stock for compensation and services					1,967,984	1,968	2,417,402			2,419,370

Common stock issued for director compensation					100,000	100	145,400			145,500

Common stock issued in settlement of agreement					2,000,000	2,000	3,418,000			3,420,000

Common stock issued for software development					113,636	114	149,886			150,000

Warrants and options issued for compensation and services							8,022,996			8,022,996

Conversion of Series B Preferred Stock into common stock and warrants			(1,000,000)	(1,000)	2,500,000	2,500	(1,500)			--

Deemed dividend on Series B Preferred shares converted into common stock and warrants							2,831,830	(2,831,830)		--

Conversion of notes payable into common stock and warrants					330,000	330	852,161			852,491

Issuance of common stock in settlement of accounts payable					60,993	61	85,329			85,390

Common stock issued for acquisitions					2,541,801	2,542	3,154,730			3,157,272

Retirement of reacquired stock					(250,000)	(250)	(449,750)			(450,000)

Fair value of warrants issued in conjunction with sale of common stock deemed to be derivative liabilities							(11,042,057)			(11,042,057)

Registration rights fee							(1,543,000)			(1,543,000)

Net loss for the year ended December 31, 2013								(24,137,285)		(24,137,285)

Balance at December 31, 2013	10,000,000	$10,000	--	--	77,124,833	$77,125	$45,399,170	$(45,909,542)	$--	$(423,247)

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,137,285)	$(5,289,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,687,012	268,499
Amortization of discount on convertible notes payable	173,484	103,441
Gain on change in fair value of derivative liability	(1,794,693)	--
Non cash compensation
Warrants and options issued for compensation and services	8,022,996	843,899
Common stock and warrants issued for services and incentive fees	2,778,144	1,565,625
Provision for loss on advanced commissions	385,750	--
Loss on settlement of accounts payable for common stock	47,856	--
Provision for warrant liability	1,480,000	--
Impairment of intangible assets	606,685	--
Debt conversion expense	687,286	--
Return of common stock due to arbitration	(450,000)	--
Financing agreement settlement expense	3,420,000	--
Loss on retirement and transfer of charging station	57,333	--

Changes in operating assets and liabilities:
Accounts receivable	(195,076)	--
Inventory	279,841	--
Advanced commissions	(105,000)	(128,500)
Deposits	(10)	(35,821)
Prepaid expenses and other current assets	(127,637)	92,403
Other assets	88,811	(39,295)
Accounts payable and accrued expenses	1,478,954	182,834
Deferred rent	(9,731)	30,176
Deferred revenue	835,743	54,743
Accrued interest-related party	(5)	(35)
Net Cash Used in Operating Activities	(3,789,542)	(2,351,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of accounts receivable	(163,292)	--
Purchase of office and computer equipment	(2,867)	(12,653)
Purchase of automobile	--	(50,000)
Purchase of electric charging stations	(1,138,222)	(649,700)
Cash paid for acquisitions, net of $34,393 of cash acquired	(3,325,607)	--
Net Cash Used in Investing Activities	(4,629,988)	(712,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	442,000	296,000
Proceeds from sale of preferred stock	--	900,000
Sale of common stock, net of issuance costs	17,265,509	1,482,303
Payment of notes and convertible notes payable	(1,464,056)	(7,752)
Net Cash Provided by Financing Activities	16,243,453	2,670,551

NET INCREASE (DECREASE) IN CASH	7,823,923	(393,443)

CASH AT THE BEGINNING OF PERIOD	13,416	406,859
CASH AT END OF PERIOD	$7,837,339	$13,416

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest expenses	$42,776	$2,035
Income taxes	$--	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for debt and accrued interest	$--	$3,823
Beneficial conversion feature of notes payable and related warrants issued	$--	$276,926
Common stock issued for settlement of accounts payable	$37,534	$--
Conversion of preferred shares into common shares and warrants	$1,000	--
Issuance of warrants to placement agents	$2,535,172	$273,697
Conversion of notes payable into common stock and warrants	$165,205	$--
Note payable for purchase of automobile	$--	$64,693
Purchase of software development for common stock	$150,000	$--
Registration rights penalty	1,543,000	--
Purchase of accounts receivable for common stock	$127,941	$--
Retirement of reacquired stock	$450,000	$--
Deemed dividend on Series B Preferred shares	$2,831,830	--
Issuance of common stock for acquisitions	$3,157,272	$--
Issuance of notes payable for acquisitions	$980,918	$--
Issuance of warrants in conjunction with sale of common stock considered to be derivative liabilities	$11,042,057	$--

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

December 31, 2013 and 2012
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.          ORGANIZATION

Car Charging Group Inc. (“CCGI”) was incorporated on October 3, 2006 under the laws of the State of Nevada as New Image Concepts, Inc.  On November 20, 2009, New Image Concepts, Inc. changed its name to Car Charging Group, Inc.

Car Charging, Inc., was incorporated as a Delaware corporation on September 3, 2009.   Car Charging Inc. was created to develop electric charging service facilities for the electric vehicle (EV) automobile market.  Pursuant to its business plan, Car Charging Inc. (or its affiliates) acquires and installs EV charging stations, and shares servicing fees received from customers that use the charging stations with the property owner(s), on a property by property basis.    Additionally, the Company sells hardware to others.   Car Charging, Inc., therefore, enters into individual arrangements for this purpose with various property owners, which may include cities, counties, garage operators, hospitals, multi- family properties, shopping-malls and facility owner/operators.

During February 2011, the Shareholders and Board of Directors authorized a decrease of issued and outstanding common stock, in the form of a reverse stock-split, on a one-for-fifty (1:50) basis (the “Reverse Stock-Split”).  There was no change to the authorized amount of shares or to the par value. All share and per share amounts included in the consolidated financial statements have been retroactively adjusted to reflect the effects of the Reverse Stock-Split

Merger

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

LIQUIDITY

At December 31, 2013, the Company had $7,837,339 in cash resources to meet current obligations. In addition, as of December 31, 2013, the Company had a net working capital deficit of $13,292,372. Historically, the Company has been dependent on debt and equity raised from individual investors and government grants to sustain its operations. The Company has obtained financing commitments totaling $6,000,000 through December 31, 2014 from three existing shareholders, in the event additional financing is necessary. The Company’s management believes that the Company has sufficient resources to fund its operations through at least December 31, 2014.

ACQUISITIONS

The consolidated financial statements consist of CCGI and its wholly-owned subsidiaries, including those recently acquired Beam Charging LLC, EV Pass LLC, 350Green LLC and Blink Network LLC. Beam Charging LLC was acquired on February 26, 2013, EV Pass LLC was acquired on April 3, 2013, 350Green LLC was acquired on April 22, 2013 and Blink Network LLC was acquired on October 16, 2013.  Accordingly the operating results of these businesses are included from their respective acquisition dates.  They are collectively referred to herein as the “Company” or “Car Charging”.  All intercompany transactions and balances have been eliminated in consolidation.

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

DEVELOPMENT STAGE COMPANY

In conjunction with the acquisition of Blink Network LLC in October 2013, the Company’s management determined that the Company is no longer a development stage company as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-10 “Development Stage Entities.” The Company has established the business and corresponding revenue generating opportunities through its principal operations.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements.  Significant estimates used in these financial statements include, but are not limited to, equity compensation, warranty reserves, inventory valuations, allowance for bad debts, and estimates of future cash flows from and economic useful lives of long-lived assets. Estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ significantly from those estimates.  To the extent there are material differences between these estimates and actual results, future financial statement presentation, financial condition, results of operations and cash flows will be affected.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in both the Consolidated Balance Sheets and Consolidated Statement of Cash Flows. The Company has cash on deposits in several financial institutions which, at times, may be in excess of FDIC insurance limits. The Company has not experienced losses in such accounts.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and the age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. There is no collateral held by the Company for accounts receivable nor does any accounts receivable serve as collateral for any of the Company’s borrowings.

INVENTORIES

Inventory is stated at the lower of cost or market.  Cost is determined on a first-in, first-out basis.  The Company writes down inventory for potentially excess and obsolete items after evaluating historical sales, future demand, market conditions and expected product life cycles to reduce inventory to its estimated net realizable value.  Such provisions are made in the normal course of business and charged to cost of goods sold in the statement of operations.  If future demand or market conditions are less favorable than the Company’s projections, future inventory write-downs could be required and would be reflected in costs of goods sold in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory would be established, and subsequent changes in facts and circumstances would not result in the restoration or increase to that newly established cost basis.

As of December 31, 2013, inventory was comprised solely of finished goods and parts that are available for sale.

PROPERTY AND EQUIPMENT

Property and equipment are carried at historical cost less accumulated depreciation.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, as set forth in the table below.

Useful Lives (in Years)
Computer software and office and computer equipment	3-5 years
Machinery and equipment, automobiles, furniture & fixtures	3-10 years
Installed Level 2 electric vehicle charging stations	3 years
Installed Level 3 electric vehicle charging stations	5 years

When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Minor additions and repairs are expensed in the period incurred.  Major additions and repairs which extend the useful life of existing assets are capitalized and depreciated on a straight line basis over their remaining estimated useful lives.

EV CHARGING STATIONS

EV Charging Stations represents the depreciable cost of charging devices that have been installed on the premises of participating owner/operator properties or earmarked to be installed.  Upon sale, replacement or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statements of Operations. The Company held approximately $1,135,000 and $218,000 in EV charging stations that were not placed in service as of December 31, 2013 and December 31, 2012, respectively. The Company will begin depreciating this equipment when installation is substantially complete.  In conjunction with the acquisition of Blink Network LLC the Company’s management determined that the Company is no longer a development stage company as it has established the business and corresponding revenue generating opportunities through its principal operations and for the year ended December 31, 2013.  EV charging station depreciation, formerly classified as general and administrative expenses and Blink Network software amortization, are now classified as Cost of Sales. Depreciation expense pertaining to EV charging stations for the year ended December 31, 2013 was $2,457,000. EV charging station depreciation of $234,364 for the year ended December 31, 2012 was recorded in general and administrative expenses.

SOFTWARE

Amortization expense for the years ended December 31, 2013 and 2012 pertaining to network software was $38,316 and $0. The 2013 amortization expense is recorded as Cost of Revenue. Non network software amortization for the years ended December 31, 2013 and 2012 was $27,199 and $0.

OFFICE AND COMPUTER EQUIPMENT

Depreciation expense for the years ended December 31, 2013 and 2012 was $16,779 and $11,794, respectively.

AUTOMOBILES

The Company operates six electrically-charged enabled automobiles.  Depreciation expense for the years ended December 31, 2013 and 2012 was $24,370 and $15,292, respectively.

MACHINERY AND EQUIPMENT

Depreciation expense classified as Cost of Sales for the years ended December 31, 2013 and 2012 was $10,465 and $0, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s long-lived assets, which include EV Charging Stations, office and computer equipment, automobiles, machinery and equipment, network software and finite lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

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

GOODWILL

Goodwill represents the premium paid over the fair value of the intangible and net tangible assets acquired in business combinations. The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. There have been no goodwill impairments through December 31, 2013.

DERIVATIVE INSTRUMENTS

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Topic 810 of the FASB Accounting Standards Codification and Topic 815 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative if required to be bifurcated is marked-to-market each balance sheet date and recorded as a liability. The change in fair value is recorded in the Statement of Operations as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, deposits and advanced commissions, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable and convertible notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2013 and 2012.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the consolidated statement of operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

REVENUE RECOGNITION

The Company applies Topic 605 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  Accordingly, when a customer completes use of a charging station, the service can be deemed rendered and revenue may be recognized based on the time duration of the session or kilowatt hours drawn during the session.  Sales of EV stations are recognized upon shipment to the customer, F.O.B. shipping point.

The Company entered into a joint marketing agreement with Nissan North America for which among other matters requires the Company to build, own, operate and maintain a network of 48 fast chargers throughout the United States and create an auto dealer network promotion and referral program so as to facilitate sales of electric vehicles to their potential customers. Payments received under the agreement on March 29, 2013 of $782,880 was deferred and will be recognized ratably over the life of the chargers once installed. The Company identified the obligation to install and maintain the chargers and the obligation to create a referral and promotion program as separate elements under the agreement but determined that they did not qualify as separate units of accounting for purposes of recognizing revenue. The multiple deliverables are not separate units of accounting because Nissan North America has not delineated specific amounts of the revenue to particular elements of the agreement and the Company is unable to estimate the fair value or the selling price of the respective deliverables. The Company is required to install the network by June 30, 2014. Two of the fast chargers have been installed as of December 31, 2013 and $1,359 of revenue has been recognized. Nissan reserves the right of full remedies under the law in the event the chargers are not installed by the required deadline.

Governmental grants and rebates pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded.  Government grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives.

RECLASSIFICATION

As a result of the Company emergence from a developmental stage company, EV charging station depreciation and Blink Network software amortization, formerly classified as general and administrative expenses are now classified as Cost of Revenues in the Statement of Operations for the year ended December 31, 2013. Prior year amounts  are recorded as general and administrative expenses as the Company was still in the developmental stage.  Certain amounts in the prior period have been reclassified to conform with the 2013 financial statement presentation.

STOCK-BASED COMPENSATION FOR OBTAINING EMPLOYEE SERVICES

Stock based awards granted to employees have been appropriately accounted for as required by ASC topic 718 “Compensation – Stock Compensation” (“ASC topic 718”). Under ASC topic 718 stock based awards are valued at fair value on the date of grant, and that fair value is recognized over the requisite service period. The Company values its stock based awards using the Black-Scholes option valuation model.

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

INCOME TAXES

The Company follows Section 740 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740 of the FASB Accounting Standards Codification (“Section 740”). Section 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company has open tax years going back to 2010 until 2012 which may be subject to audit. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions in interest expense in Company’s Consolidated Statement of Operations

NET LOSS PER COMMON SHARE

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

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the year ended December 31, 2013 and 2012, as they were anti-dilutive.

	2013	2012

Convertible notes	--	55,899

Preferred stock issued	25,000,000	25,000,000

Warrants	37,895,137	10,354,738

Options	4,943,665	36,885
Total Potential Dilutive Shares	67,838,802	35,447,522

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

SEGMENT REPORTING

The Company operates in only one segment - public electric vehicle charging services at locations throughout the United States.  Accordingly, segment related information is not reported in the Current Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2013 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements that became effective during the year ended December 31, 2013 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

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

3.           ACCOUNTS RECEIVABLE

Accounts and other receivables consist of the following as of December 31, 2013:

Unbilled receivables:
California Energy Commission	$529,990
Bay Area Air Quality Management District	269,423
799,413
U.S. Department of Energy	1,040,854
Other accounts receivable	188,995
Total receivables acquired from Ecotality	2,029,262
Less: Fair value adjustment to receivables acquired from Ecotality	(2,000,189)
Fair value of accounts receivable acquired from Ecotality – See Note 5	29,073
Due from the estate of Electric Transportation Engineering Corporation of America	143,282
Other accounts receivable	43,648
Balance	$216,003

California Energy Commission

In conjunction with the Asset Purchase Agreement (“Blink APA”) of the Blink Network assets pursuant to an auction approved by the United States Bankruptcy Court of the District of Arizona from Electric Transportation Engineering Corporation of America (“Ecotality”), the Company was assigned a grant with the California Energy Commission (“CEC”), subject to novation with the CEC, for the installation of electric charging stations in designated areas in California.  Ecotality had completed some of the work, prior to its filing for bankruptcy, in accordance with the terms of the grant. Pursuant to the terms of the grant, all project billings to the CEC were subject to a 10% retainage to be released upon completion of all deliverables under the agreement.  As of December 31, 2013, the Company was in negotiations with the CEC to assume the remainder of the Ecotality agreement, under which satisfaction of all remaining deliverables would result in payment of all retainage.  The Company assumed the grant in February 2014, however due to the uncertainty of CEC’s satisfaction of all remaining deliverables, the Company  recorded the fair value of this amount at $0.

Bay Area Air Quality Management District

As part of the Blink APA, the Company acquired a grant from the Bay Area Air Quality Management District (“BAAQMD”) for the furnishing of charging station usage data of approximately 1,400 participants in the Bay Area of San Francisco, California.  The Company’s assumption of the grant is subject to the approval of BAAQMD.  The Company has aggregated the data for the period of July through December 2013 but has not forwarded the data pending BAAQMD’s approval of the Company’s assumption of the grant.  Due to the uncertainty of BAAQMD’s approval, the Company recorded the fair value of the receivable acquired at $0.

U.S. Department of Energy

In conjunction with the Blink APA, the Company assumed a grant with the United States Department of Energy (“DOE”) subject to a novation of the grant between the parties. Ecotality had a receivable from DOE for charging stations installed in accordance with the terms of the grant prior to filing for bankruptcy. DOE had filed a creditor’s claim in the Ecotality bankruptcy for an amount in excess of the amount receivable from DOE. Although the Company and DOE are currently in negotiations regarding the novation, the outcome of those negotiations are uncertain. Furthermore, DOE could assert its right to offset the amount it owes Ecotality against the amount it asserts Ecotality owes the DOE. Accordingly, the Company has recorded the fair value of the receivable acquired at $0.

Ecotality

The amount due from the estate of Electric Transportation Engineering Corporation of America of $143,282 consists of Blink Network LLC revenue received by the estate for charging services rendered after the execution of the APA offset by expenses paid by the estate on behalf of the Company.

4.           PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at:

	December 31, 2013	December 31, 2012
Prepaid consulting fees	$23,493	$181,849
Prepaid compensation	256,171	311,090
Receivable from Target	--	34,475
Short term storage and utility deposits	42,187	--
Sundry prepaid expenses and other current assets	75,829	43,695
Subtotal	397,680	571,109
Less: non current portion	(126,005)	(213,797)
Prepaid and other current assets	$271,675	$357,312

On December 6, 2012, the Company retained an individual to serve as chairman of the Company’s Board of Directors for three years.  As part of the chairman’s compensation, the Company issued to him 200,000 fully vested shares of the Company’s common stock valued at $316,000 which is based on the market value on the date of issuance.  As of December 31, 2013, the prepaid portion of the compensation was $205,756.  The expense will be recognized ratably over the term of the agreement.

On January 11, 2013, the Company retained an individual to serve on the Company’s Board of Directors for three years. As part of the individual’s compensation, the Company issued to him 50,000 fully vested shares of the Company’s common stock valued at $74,500 which is based on the market value on the date of issuance under the 2013 Omnibus Plan. The expense will be recognized ratably over the term of the agreement. As of December 31, 2013, the prepaid portion of the compensation was $50,415.

On January 14, 2013, the Company entered into a contract with a firm to provide strategic planning consulting services over a year. The Company issued 250,000 fully vested shares of its common stock at $1.49 per share, for a total value of $372,500 which is based on the market value on the date of issuance, covering the year ended January 14, 2014. The expense will be recognized ratably over the term of the agreement. As of December 31, 2013, the prepaid portion of those services was $14,288.

On August 12, 2013 the Company retained a firm to provide the Company with management advisory services over a year. As part of the agreement the Company issued 3,000 shares of its common stock to the firm and 7,000 shares of its common stock to a principal of the firm; each at $1.50 per share and valued at $15,000 in aggregate which is based on the market value on the date of issuance. The expense will be recognized ratably over the term of the agreement. As of December 31, 2013, the prepaid portion of those services was $9,205.

5.           ACQUSITIONS

BEAM LLC ACQUISITION

On February 26, 2013, the Company, entered into an equity exchange agreement (the “Exchange Agreement”) by and among the Company, Beam Acquisition LLC, a Nevada limited liability company and wholly-owned subsidiary of the Company (“Beam Acquisition”), Beam Charging LLC, a New York limited liability company (“Beam”), and Manhattan Charging LLC, a New York limited liability company (“Manhattan Charging”), Eric L’Esperance (“L’Esperance”), and Andrew Shapiro (“Shapiro” and together with Manhattan Charging, L’Esperance and the individual members of Manhattan Charging LLC, the “Beam Members”). The Company had previously entered into an agreement, dated December 31, 2012, (the “Initial Agreement”) with Beam Acquisition and Manhattan Charging, pursuant to which Beam Acquisition acquired all of the outstanding membership interests in Beam in exchange for 1,265,822 restricted shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 (the “Common Stock”) valued at $1,645,569,  based on the market price of the Company’s common stock on the date of issuance, subject to certain conditions to be met. In the Exchange Agreement and after the conditions had been met, the Company, through Beam Acquisition, further identified the specific terms under which it acquired all of the outstanding membership interests of Beam and Beam became a wholly owned subsidiary of Beam Acquisition (the “Equity Exchange”).

As part of the Equity Exchange, the Company issued an aggregate amount of $461,150 of promissory notes (the “Promissory Notes”) to Manhattan Charging and paid $38,850 in transaction costs. The Promissory Notes accrue interest at a rate of 6% per annum on the aggregate principal amount, and was paid on April 15, 2013 (the “Maturity Date”).

Prior to the Equity Exchange, the Company entered into an Assignment of Promissory Note (the “Note Assignment”) with certain creditors of Beam (the “Creditors”), pursuant to which the Creditors sold to the Company two certain secured promissory notes (the “Notes”) totaling an aggregate principal amount of $130,000 and accrued interest of $33,292. In connection with the Note Assignment, the Company entered into an Amendment to the Promissory Note (the “Note Amendment”). Pursuant to the Note Amendment, the Notes held by the Company accrue interest at a rate of 8% per annum on the aggregate principal amount, payable on February 26, 2016. The Notes are secured by a lien on and continuing security interest in all of the Beam assets as described in the Note Amendment and are still outstanding as of December 31, 2013.

The Company acquired Beam in order to expand its presence in the New York City market and has accounted for the transaction as a business combination. The following table summarizes the fair value of assets acquired and liabilities assumed at the closing date:

February 26, 2013
Cash	$69
Property and equipment	489,469
Amortizable intangible assets	638,000
Current liabilities assumed	(622,701)
Net identifiable assets	504,837
Goodwill	1,601,882
Total consideration given	$2,106,719

Acquisition related costs consisting of commission expense of $18,000 and legal fees of $20,850 are reflected as compensation and general and administrative expenses, respectively on the statement of operations for the year ended December 31, 2013.

Property and equipment were recorded at fair value.  Intangible assets at February 26, 2013 consist of awarded government grants for installation of EV charging stations in the New York City metropolitan area of $638,000 based on its fair value on the date of acquisition.  The goodwill represents the future economic benefits to be derived from the acquisition as a result of the significant presence of electric charging stations in the New York City metropolitan area.

The Exchange Agreement provided for an anti-dilution benefit to former members of Beam whereby until such time as a former member sells or disposes of all of his Company common shares of stock, any Triggering Event, as defined by the Agreement, whereby the issue price of the Company stock is below $1.58 shall cause the Company to issue a warrant to each former member to purchase an additional number of Company common shares at the Triggering Event price so as to preserve such Beam Member’s pre-Triggering Event percentage ownership in the Company. From an historical perspective, the Company has raised capital through the issuance of stock and issued stock, options and warrants for services and compensation on a frequent basis since inception at various prices, differing vesting periods and differing expiration dates. The Company has recorded warrants payable and a provision for warrants payable of $1,480,000 representing the fair value of the expected 1,208,000 warrants, based on the Black Scholes valuation model, that would have been issued based on the Triggering Events occurring during the period of February 26, 2013 through December 31, 2013. The Company can not estimate how long the former members will hold their stock, what market conditions will be when stock is sold and or when stock, options or warrants will be issued and under what terms of issuance as of the date of the acquisition. It is for those reasons, that the Company cannot estimate the amount of additional consideration associated with the anti-dilution benefit. The Company will continue to record an increase to the warrants payable and the related expense based on the occurrence of Triggering Events. The Company estimates the Beam liability based on Black Scholes inputs and recorded the fair value of the warrants to be issued as of December 31, 2013.  The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820) refers to as Level 3 inputs. The warrants payable balance at December 31, 2013 was $1,216,000 after a gain on a mark to market adjustment of $264,000 was recorded as of December 31, 2013.

SYNAPSE ASSET ACQUSITION

On April 3, 2013 (the “Closing Date”), the Company, entered into an equity exchange agreement (the “Exchange Agreement”) by and among the Company, EV Pass, LLC, a New York limited liability company (“EV Pass”) and Synapse Sustainability Trust, Inc., a New York non-profit corporation (“Synapse”) pursuant to which the Company acquired from Synapse (i) all of the outstanding membership interests in EV Pass; (ii) the right to operate, maintain and receive revenue from 68 charging stations located throughout Central New York State (“CNY”) in exchange for 671,141 shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 (the “Common Stock”) valued at $791,946  based on the market value on the issuance date of the stock; and (iii) title to the registered trademark “EV Pass” (the “Equity Exchange”).

As part of the Equity Exchange, the Company made a cash payment of $25,000 to Synapse, on the Closing Date and $75,000 was issued in the form of a promissory note (the “Promissory Note”). The Promissory Note does not bear interest and is payable in three installment payments of $25,000 on each subsequent three month anniversary of the Closing Date.

On the Closing Date, the parties also executed (i) a Revenue Sharing Agreement wherein the Company agreed to pay Synapse 3.6% of the net revenues earned from all current and future charging units installed at any of the 68 CNY locations of which nothing was paid or accrued as of December 31, 2013 and (ii) a Bleed-Out Agreement pursuant to which Synapse agreed to limit its total daily trading of the Common Stock to no more than 5% of the total daily trading volume of the Company’s shares.

The Company purchased the assets of EV Pass to expand its presence in central New York State and is accounting for the transaction as a purchase of a collection of assets and liabilities. Under U.S. GAAP, the purchase of a collection of assets requires the allocation of consideration given to be allocated to the assets acquired on a relative fair value basis.  The following table summarizes the fair value of assets acquired and liabilities assumed at the closing date:

April 3, 2013
Intangible assets	891,946
Net identifiable assets	891,946
Consideration given	$891,946

There were no acquisition costs associated with this transaction.

The fair value of intangible assets acquired on April 3, 2013 consisted of the following:

April 3, 2013
Awarded government grant for the installation of EV charging stations	$285,261
Trademark	300,000
Provider agreements for locations awaiting charging station installation	156,685
Present value of EV charging stations to be acquired in 2016	150,000
Total purchase price paid	$891,946

The fair value of these assets were based on the present value of the awarded government grant on the date of acquisition, the discounted cash flows to be derived from the provider agreements for locations awaiting charging station installation, the present value of the estimated replacement value of the EV charging stations to be acquired in 2016 and the trademark based on the cost to recreate the trademark and its expected useful life.

350 GREEN ACQUISITION

On April 22, 2013 (the “Closing Date”), the Company entered into an addendum (the “Addendum”) to an equity exchange agreement, dated March 8, 2013 (the “Exchange Agreement”), by and among the Company, 350 Holdings, LLC, a Florida limited liability company (“CCGI Sub”), 350 Green, LLC, a Virginia limited liability company (“350 Green”), Mariana Gerzanych (“Gerzanych”), and Timothy Mason (“Mason” and, together with Gerzanych, the “350 Members”) for the acquisition of 350 Green.

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

Pursuant to the Addendum, the Company (through CCGI Sub) acquired all the membership interests of 350 Green from the 350 Members in exchange for $1,164,525 of which: (a) $719,757, valued at the market price on the date of issuance, was paid in the form of 604,838 unregistered shares of the Company’s common stock, par value $0.001 (such shares, the “Exchange Shares”), and (b) $500,000 was paid in the form of a promissory note (the “Promissory Note”) payable to the 350 Members (the “Equity Exchange”). The Promissory Note does not bear interest and is payable in the following installments: (i) a payment of $10,000 on the Closing Date, (ii) an additional $10,000 payment on the thirty (30) day anniversary of the Closing Date, and (iii) monthly installments in the amount of $20,000 thereafter until paid in full. Based on the life of the note, the Company imputed interest at 12% per annum and recorded the note at its present value of $444,768 on the date of issuance. The Company has made payments of principal and interest totaling $140,000 through December 31, 2013.

In connection with the Equity Exchange, the Company entered into a right of first refusal agreement (the “ROFR Agreement”) between the Company and the 350 Members pursuant to which the Company obtained a right of first refusal to participate in any and all EV charging and infrastructure related business opportunities presented to the 350 Members for one (1) year following the Closing Date. If the Company participates in business opportunities presented to it by the 350 Members pursuant to the ROFR Agreement that results in the Company installing EV charging stations (each an “EV Station”), the Company shall pay the 350 Members $250 for the first station, $125 for each additional EV Station, and 1% of any revenues generated by each EV Station for five (5) years from date of installation. The 350 Members are not currently, and will not be, affiliated with, nor employees of, the Company in any way in the future.  No stations have been installed as of December 31, 2013 as a result of the ROFR Agreement.

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

The transaction costs associated with this acquisition was $211,000 which were expensed.

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

On September 24, 2013 the Court issued a ruling in the combined lawsuits of Car Charging Group, Inc. v. JNS Holdings Corporation, and JNS Power & Control Systems, Inc. v. 350 Green, LLC (the “Court Order”). The Court granted JNS’ motion for specific performance of the Asset Purchase Agreement (“APA”). Pursuant to the Court Order, 350 Green was required to transfer the Assets and Liabilities to JNS and may be required to pay JNS’ costs and attorneys’ fees as well as indemnify JNS for certain costs incurred with regard to the Assets and Liabilities.

The Court Order does not transfer, amend or modify Car Charging Group, Inc.’s ownership of 350 Green; it only requires transfer of ownership of those certain Assets and Liabilities that were listed in the Asset Purchase Agreement entered into between JNS and 350 Green. Car Charging Group, Inc. still owns all of 350 Green’s other assets, in states including, but not limited to: California, Oregon, Pennsylvania, Missouri, Kansas, Maryland, Colorado, Georgia, Utah, Florida, Ohio, Indiana and Washington.  During the fourth quarter of 2013, a bill of sale had been executed between the parties and the assets had been transferred to JNS for the assumption of debt totaling $2,415,539.

As a result of the above events, the Company assessed the carrying value of its goodwill on a quantitative basis for impairment and determined that no other adjustment for impairment would have been required.  The following table summarizes the fair value of the Assets and Liabilities transferred to JNS:

Property and equipment	$1,286,071
Accounts payable and accrued expenses	(1,617,041)
Deferred revenue	(798,498)
Net liabilities assumed by JNS	$(1,129,468)

The Company has accounted for the acquisition of 350 Green as a business combination.  The following table summarizes the fair value of assets acquired and liabilities assumed at the closing date after consideration of the JNS APA:

April 22, 2013
Cash	$33,672
Property and equipment	2,598,208
Current liabilities assumed	(4,766,734)
Net liabilities assumed	(2,134,854)
Goodwill	3,299,379
Consideration given	$1,164,525

The fair value of property and equipment acquired after consideration of the transfer of the net liabilities assumed by JNS was based on market value with consideration for remaining useful life.

The goodwill represents the future economic benefits to be derived from the acquisition as a result of the presence of electric charging stations in areas of the United States where the Company formerly did not have a significant presence.

BLINK NETWORK ACQUISITION

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

The Acquisition was consummated pursuant to the terms of the Asset Purchase Agreement between Blink Acquisition and the Sellers, dated October 10, 2013. The purchase price was initially determined through negotiation between the parties and was subject to certain contingencies, including the approval of the United States Bankruptcy Court for the District of Arizona (the “Court”). In connection with the approval process, a court-ordered auction was conducted on October 8, 2013. The Company made the prevailing bid, which was approved by the Court on October 9, 2013.  Pursuant to the court-approved bid, the Company agreed to acquire the Seller’s assets for approximately $3,335,000 in cash to be delivered at closing, and payment of certain liabilities of the Sellers under certain assumed contracts. The Seller delivered an Assignment and Assumption Agreement, an IP Assignment and Assumption Agreement and a Bill of Sale executed by each Seller relating to the Blink Assets (defined below).

The assets purchased in the Acquisition (the “Blink Assets”) include, but are not limited to, all right, title and interest in the Blink Network and all Blink Network-related assets of ECOtality, a clean electric transportation and storage technology firm. The Blink Network is a turnkey electric vehicle (“EV”) charging station network operating system for EV charging stations across the country. The Blink Assets include all of Blink’s charging station inventory of 2,746 Level II and 91 DC fast charging stations, as well as  approximately 4,400 installed  public charging stations. Blink Acquisition will also assume all Blink-related Intellectual Property, consisting of but not limited to, registered trademarks and patents in the United States and abroad.

The Company acquired Blink in order to expand its national presence as Blink is the largest owner operator of car charging stations in the United States and has accounted for the transaction as a business combination. The following table summarizes the fair value of assets acquired and liabilities assumed at the closing date:

October 16, 2013
Accounts receivable	$29,073
Inventory	1,396,938
Intangible assets (patents and trademarks)	150,242
Property and equipment	4,823,893
Accounts payable and accrued expenses	(3,065,146)
Net assets acquired	3,335,000
Consideration paid	$(3,335,000)

The consideration paid and the liabilities assumed were deemed to approximate the fair value of assets acquired.

The revenues and net loss of the acquirees from the dates of their respective acquisition dates through December 31, 2013 included in the consolidated statements of operations is as follows:

	Car Charging Group, Inc.	Beam Charging LLC	350 Green LLC	Blink Network LLC	Total
Revenue	$154,385	$56,902	$50,795	$204,321	$466,403
Net Loss	$(19,265,774)	$(1,592,859)	$(1,487,198)	$(1,791,454)	$(24,137,285)

The unaudited pro forma revenues and net loss of Car Charging Group, Inc. and the acquirees for the year ended December 31, 2013 as if the acquisitions occurred as of January 1, 2013, is as follows:

	Car Charging Group, Inc.	Beam Charging LLC	350 Green LLC	Blink Network LLC	Total
Revenue	$154,385	$57,662	$190,907	$24,272,000	$24,674,954
Net Loss	$(19,265,774)	$(1,629,770)	$(1,981,547)	$(18,719,000)	$(41,596,091)

The unaudited pro forma revenues and net loss of Car Charging Group, Inc. and the acquirees as if the acquisitions occurred as of January 1, 2012 and for the year ended December 31, 2012 is as follows:

	Car Charging Group, Inc.	Beam Charging LLC	350 Green LLC	Blink Network LLC	Total
Revenue	$258,064	$777	$531,179	$42,815,000	$43,605,020
Net Loss	$(5,289,610)	$(206,458)	$(2,513,075)	$(1,525,000)	$(9,534,143)

6.           INTANGIBLE ASSETS

Intangible assets were acquired in conjunction with the four acquisitions during 2013 and were recorded at their fair value at such time. Trademarks are amortized on a straight-line basis over their useful life of ten years. Patents are amortized on a straight-line basis over the life of the patent (twenty years or less), commencing when the patent is approved and placed in service on a straight line basis. Awarded government contracts are amortized over and in proportion the collection period (18 months or less) of the grant. Provider agreements for future installation of charging stations at locations are amortized over ten years or the life of the agreement; whichever is shorter, on a straight line basis. The right to acquire ownership of used electric charging stations in the future is amortized over two and a half years on a straight line basis.

In connection with the Blink acquisition, the Company acquired certain trademarks related to the Blink charging network and certain technological patents relating to electric vehicle charging equipment.  In connection with the acquisition of Beam and EV Pass, the Company acquired awarded government contracts, trademarks, provider agreements for locations awaiting charging station installation and the right to acquire ownership of electric charging stations in the future.  These intangible assets were capitalized at their estimated fair values at the respective dates of acquisition and will be amortized over their remaining estimated useful lives.  There were no intangible assets as of December 31, 2012.

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Trademarks	$317,580	$(1,367)	$(300,000)	$16,213
Patents	132,661	(1,447)	--	131,214
Awarded government contracts	923,261	(107,040)	--	816,221
Provider agreements for future installations	156,685	--	(156,685)	--
Present value of used EV charging stations to be acquired in the future	150,000	--	(150,000)	--
Totals	$1,680,187	$(109,854)	$(606,685)	$963,648

The Company assesses the potential impairment of indefinite-lived intangible assets whenever any other events or changes in circumstances indicate that it is more-likely-than-not that the carrying value of the assets may not be recoverable. Factors the Company considers in determining when to perform an impairment assessment include current market value, future asset utilization, business climate, and future cash flows expected to result from the use of the related assets. If there is indication of potential impairment, management prepares an estimate of future cash flows expected to result from the use of the assets and its eventual disposition. If the carrying amount of the asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, a loss is recognized in the period to the extent that the carrying amount exceeds its estimated fair value. As a result of the Company’s emergence from the developmental stage as a result of the acquisition of Blink Network LLC, the Company tested its intangible assets for impairment. In light of recent revenues and estimated future cash flows derived from the acquired intangible assets of EV Pass, management evaluated these assets for impairment. Management had determined that the estimated future cash flows expected to result from the use of the trademark, provider agreements for future installations and the present value of the right to acquire used equipment acquired in the EV Pass acquisition would result in the carrying values of these assets exceeding their respective fair values and that it was more likely than not that the assets would not be recoverable. As a result, the Company recorded an impairment loss of $606,685. No other events or changes in circumstances occurred which indicated the carrying value of the Company’s long-lived tangible assets and finite-lived intangible assets may not be recoverable.

Amortization expense related to intangible assets was $109,854 and $0 for the years ended December 31, 2013 and 2012, respectively.

Based on the intangible assets recorded at December 31, 2013, and assuming no subsequent impairment of the underlying assets, annual amortization expense for the next five years is expected to be as follows:

For the Year Ending December 31,:
2014	$829,732
2015	13,510
2016	8,881
2017	6,563
2018	6,563
Thereafter	98,399

7.          ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	December 31, 2013	December 31, 2012
Accrued Department of Energy Fee	$2,316,508	$--
Accrued registration rights penalty	1,543,000
Accrued consulting fees	985,122	--
Accrued warranty liability	514,000	--
Accrued taxes payable	415,506	--
Accrued wages	23,800	97,961
Accrued fees	491,414	72,448
Due to JNS	48,797	--
Accrued interest expense	19,537	7,200
Total	$6,357,684	$177,609

U.S. Department of Energy

In conjunction with the U.S. Department of Energy (“DOE”) grant, the DOE owns 51% of all property reimbursed under the terms of the grant with a fair value in excess of $5,000 but allows for the grantee to purchase the DOE’s share at the end of the grant.  The DOE grant is currently under novation negotiations and terminated as of December 31, 2013.  The Company has accrued a liability of 51% of the net book value of all DC fast chargers in inventory and installed as of December 31, 2013 subject to the resolution of the novation negotiations.

Registration Rights Penalty

In connection with the sale of the Company’s stock during the quarter ended December 31, 2013, the Company sold 17,785,714 shares of its common stock and issued 17,785,714 warrants for gross proceeds of $15,450,000.  In conjunction with these sales, the Company also issued 112,000 shares of common stock, 988,000 warrant units and 112,000 warrants to placement agents.  The Company granted the purchasers’ and the placement agents’ registration rights on both the shares and the underlying shares related to the warrants within 60 days of the date of the sale of the stock, as amended.  The stock purchase agreement provided for a penalty provision imposed upon the Company of 1% of the gross proceeds per month for each month that the shares are not registered not to exceed 10%.  As of February 9, 2014, the amended 60 day threshold, the Company had not filed a registration statement with the Securities and Exchange Commission (“SEC”).  The Company has accrued a liability for the maximum liability as it can not determine when the registration statement will become effective but does not believe at this time that it is probable that it will be effective before the maximum penalty is reached.  The Company has also accrued interest in the amount of $16,838 through April 10, 2014 at the rate of 18% per annum simple interest in accordance with the terms of the registration rights agreement.  As of April 10, 2014, the Company does not have a registration statement before the SEC pertaining to these shares.

Consulting Fees

Accrued consulting fees represent contractual obligations to issue either shares of the Company’s common stock and or cash to consultants for services rendered.  The Company is currently contesting whether the consultants performed in accordance with terms of their respective contracts and therefore has not issued the shares nor paid for the services.

Warranty

The Company provides a limited product warranty against defects in materials and workmanship for its Blink residential and commercial chargers, ranging in length from one to two years.  The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of sales.  Estimated warranty costs are based on historical product data and anticipated future costs.  Should actual failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified.  The changes in the carrying amount of accrued warranty reserves, for the year ended December 31, 2013 is as follows:

Fair value of liability as of acquisition date of Blink	$426,000
Additional warranty liability accrued	131,675
Warranty costs incurred	(43,675)
Balance at December 31, 2013	$514,000

No warranty costs were incurred during 2012.

Fees

Accrued fees consist of legal, accounting and revenue share and electricity reimbursement to the property owners where the electric charging stations are located.

Due to JNS

In conjunction with the JNS APA, the Company is obligated to furnish JNS with 51 level 2 car charging stations and any revenues collected from JNS stations since November 5, 2013.

8.          CONVERTIBLE NOTES PAYABLE

On September 14, 2012, the Company issued an unsecured $65,000 convertible note payable to an investor which bears interest at 12% per annum and is due with accrued interest on March 14, 2013 for working capital purposes. The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full. In conjunction with the issuance of the note, the Company issued a warrant, to the investor to purchase 65,000 shares of the Company’s common stock at a $1.00 per share until September 14, 2014. The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $30,934 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 222% based on historical volatility, (2) an interest rate of 0.27%, (3) expected life of 1 year and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $32,884 resulting in an aggregate debt discount of $63,818 on September 14, 2012. The note was paid in full with accrued interest thereon on March 5, 2013, resulting in full recognition in expense of the remaining unamortized discount of $2,284.

On October 10, 2012, the Company issued a convertible note in the amount of $100,000, to an investor, collateralized by all the assets of the Company, due April 10, 2013 with interest at 12% per annum for working capital purposes. The note was convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note was paid in full. The noteholder was entitled to be repaid $25,000 for every $1,000,000 raised in equity by the Company which the Company had not met. In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 100,000 shares of the Company’s common stock at a $1.00 per share until October 10, 2015. The amount allocated to the warrants based on the relative fair value of the warrants on the date of the grant was estimated at $54,464 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 182% based on historical volatility, (2) an interest rate of 0.23%, (3) expected life of 1.5 years and (4)zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $45,536 resulting in an aggregate debt discount of $100,000 on October 10, 2012.

On October 12, 2012, the Company issued a convertible note in the amount of $50,000 to an investor, collateralized by all the assets of the Company, due April 12, 2013 with interest at 12% per annum for working capital purposes. The note was convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note was paid in full. The noteholder was entitled to be repaid $25,000 for every $1,000,000 raised in equity by the Company which the Company had not met. In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 50,000 shares of the Company’s common stock at a $1.00 per share until October 12, 2015. The amount allocated to the warrants based on the relative fair value of the warrant on the date of the grant was estimated at $27,938 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 181% based on historical volatility, (2) an interest rate of 0.23%, (3) expected life of 1.5 years and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $22,062 resulting in an aggregate debt discount of $50,000 on October 12, 2012.

The noteholders pertaining to the October  2012  transactions had mutually agreed to enjoy equal rights as secured lenders under each of their respective notes and that neither shall have priority over the other.

On March 22, 2013, the holder of the $50,000 convertible note issued on October 12, 2012 assigned his interest and accrued interest thereon to the holder of the $100,000 convertible note issued on October 10, 2012. In August 2013, the Company and the holder of the $150,000 of past due convertible notes and approximately $15,000 of accrued interest, agreed to convert the notes and accrued interest thereon at a conversion price of $0.50 per share thereby issuing 330,000 shares of the Company’s common stock and an additional warrant for 330,000 shares of common stock exercisable at $2.25 per share which vests immediately and expires on August 11, 2016. This agreement represents an inducement to convert the notes.   The fair value of the common stock and warrant issued exceeded the fair value of the original conversion terms of the notes  and the related accrued interest resulting in a debt conversion expense of $687,286 which is recorded in Other income/(expense) on the Statement of Operations. The amount allocated to the warrant based on the relative fair value of the warrant on the date of the grant was estimated at $360,428 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 137% based on historical volatility, (2) an interest rate of 0.61%, (3) expected life of 3 years and (4) zero dividend yield. The amount allocated to the common stock based on the relative fair value on the date of grant was $492,063.

On December 3, 2012, the Company issued an unsecured $20,000 convertible note payable to an investor which bears interest at 12% per annum and was due with accrued interest on June 3, 2013. The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full. In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 20,000 shares of the Company’s common stock at a $1.00 per share until December 3, 2014. The amount allocated to the warrants based on the relative fair value of the warrant on the date of the grant was estimated at $10,049 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 124% based on historical volatility, (2) an interest rate of 0.18%, (3) expected life of 1 year and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $9,951 resulting in an aggregate debt discount of $20,000 on December 3, 2012. The note was paid in full with accrued interest thereon on March 5, 2013, resulting in full recognition in expense of the remaining unamortized discount of $9,891.

On December 12, 2012, the Company issued an unsecured $56,000 convertible note payable to an investor which bears interest at 12% per annum and is due with accrued interest on June 12, 2013. The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full. In conjunction with the issuance of the note, the Company issued a warrant, to a stockholder to purchase 56,000 shares of the Company’s common stock at a $1.00 per share until December 12, 2014. The amount allocated to the warrant based on the relative fair value of the warrant on the date of the grant was estimated at $26,925 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 109% based on historical volatility, (2) an interest rate of 0.14%, (3) expected life of 1 year and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $29,075 resulting in an aggregate debt discount of $56,000 on December 12, 2012. The note was paid in full with accrued interest thereon on March 5, 2013, resulting in a full recognition in expense of the remaining unamortized discount of $30,462.

On December 28, 2012, the Company issued an unsecured $5,000 convertible note payable to the Chief Executive Officer which bears interest at 12% per annum and is due with accrued interest on June 28, 2013. The note is convertible, at the discretion of the holder into the Company’s common stock at the fixed rate of $1.00 per principal value for any unpaid principal and accrued interest thereon until the note is paid in full. In conjunction with the issuance of the note, the Company issued a warrant, to the Chief Executive Officer to purchase 5,000 shares of the Company’s common stock at a $1.00 per share until December 28, 2014. The amount allocated to the warrant based on the relative fair value of the warrants on the date of the grant was estimated at $2,160 using a Black-Scholes valuation model under the following assumptions: (1) expected volatility of 107% based on historical volatility, (2) an interest rate of 0.15%, (3) expected life of 1 year and (4) zero dividend yield. The amount allocated to the beneficial conversion feature based on the relative fair value of the beneficial conversion feature of the convertible note on the date of issuance was estimated at $2,840 resulting in an aggregate debt discount of $5,000 on December 28, 2012. The note was paid in full with accrued interest of $56 thereon on January 31, 2013, resulting in full recognition in expense of the remaining unamortized discount of $4,064.

Amortization expense related to the debt discount for the years ended December 31, 2013 and 2012 was $173,484 and $103,441, respectively, related to convertible notes payable.

NOTES PAYABLE

In connection with the purchase of an electrically charged enabled automobile by the Company in the first quarter, of 2012, the Company entered into a financing agreement. The five-year note, collateralized by the related asset, bears interest at 4.75% and requires minimum monthly payments, inclusive of interest, of $1,216 commencing in May 2012. The unpaid principal balance of the note as of December 31, 2013 and 2012 was $44,836 and $56,941, respectively.

In May 2012, an individual lent Beam Charging LLC (“Beam”), $10,000 payable on demand at no interest and personally guaranteed by the then President of Beam. The debt remains unpaid as of December 31, 2013.

In conjunction with the acquisition of EV Pass in April 2013, the Company issued a non interest bearing $75,000 note, to be paid in three equal installments of $25,000 on each subsequent three month anniversary date of the note. The note was scheduled to be paid in full by November 3, 2013. The July 2013 payment was made in October 2013. The Company has not made any additional payments as of December, 2013.  The parties are currently in litigation as detailed in Note 14 –Commitments and contingencies.

In conjunction with the acquisition of 350 Green, the Company issued a non interest bearing note to the former members of 350 Green in the amount of $500,000 requiring a $10,000 payment at closing, a subsequent monthly payment of $10,000 and monthly payments of $20,000 thereafter until such time as the note is paid in full, circa May 2015. The Company imputed an interest rate of 12% to the note and recorded the debt at its present value on date of issuance of $444,768. The Company has paid $140,000 in aggregate principal and interest as of December 31, 2013. The Company has not made any payments since November 2013 and is currently in default.  The parties are currently in litigation.  The unpaid principal balance of the note as of December 31, 2013 was $327,966.  The Company also assumed a note payable to a law firm in the amount of $105,000 with interest at 5% per annum collateralized by 28 installed charging stations with payments of $10,500 per month to be paid in full as of December 31, 2013.  As of December 31, 2013, the Company owed $15,000 on the note and accrued interest in the amount of $2,700.  The Company also issued a note to the law firm to cover the legal expenses of the former members of 350 Green at the time of and in conjunction with the 350 Green acquisition.  The note in the amount of $96,140 is collateralized by the same 28 installed charging stations with no interest and monthly payments of $10,000 until the principal is paid.  The note is to be paid in full by July 1, 2015.  As of December 31, 2013, no payments have been made. Additionally, the Company also assumed a $25,000 note payable with interest payable at 8% per annum originally due June 29, 2012 in conjunction with the 350 Green acquisition. The note was paid in full in January 2014.

For the year ended December 31, 2013, the Company issued nine notes to a company which was controlled and is  now owned by the CEO of the Company that is also a shareholder totaling $440,000 with interest at 12% per annum and payable on demand for working capital purposes. As of December 31, 2013, the Company had repaid the notes inclusive of accrued interest of $10,117 thereon.

In February 2013, the Company had borrowed $2,000 from a shareholder on an unsecured basis with interest at 12% due on demand.  The loan was paid in full in eight days with accrued interest thereon of $5.

Future minimum monthly note payments, exclusive of interest, by year as of December 31, 2013 are as follows:

2014	$439,739
2015	110,082
2016	13,655
2017	5,465
Total	$568,941

Interest expense for the years ended December 31, 2013 and 2012 was $73,958 and $9,278 respectively.

9.          DEFERRED REVENUE

The Company is the recipient of various governmental grants, rebates and marketing incentives. Reimbursements of periodic expenses are recognized as income when the related expense is incurred. Government grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the recognition of the related depreciation expense of the related asset over their useful lives.

The Company entered into a joint marketing agreement with Nissan North America (“Nissan”) for which among other matters requires the Company to build, own, operate and maintain a network of 48 fast chargers throughout the United States and create an auto dealer network promotion and referral program so as to facilitate sales of electric vehicles to their potential customers. Payments received under the agreement on March 29, 2013 of $782,880 are deferred and will be recognized ratably over the life of the chargers as they are installed. The Company identified the obligation to install and maintain the chargers and the obligation to create a referral and promotion program as separate elements under the agreement but determined that they did not qualify as separate units of accounting for purposes of recognizing revenue. The multiple deliverables are not separate units of accounting because Nissan North America has not delineated specific amounts of the revenue to particular elements of the agreement and the Company is unable to estimate the fair value or the selling price of the respective deliverables. The Company has installed two units as of December 31, 2013 and is required to install the remainder of the network by June 30, 2014, as extended.  As of December 31, 2013, $1,359 had been recognized as revenue.

As of the acquisition date of Beam, Beam had a contract with the New York State Energy and Resource Development Authority (“NYSERDA”) to receive $399,110 for the installation of 28 electric vehicle charging stations in New York State.  As of December 31, 2013, 12 of these stations had been installed during 2013 and the unamortized portion of the deferred revenue pertaining to these stations as of December 31, 2013 was $72,288. $9,171 was recognized as revenue during 2013 pertaining to NYSERDA.

Deferred revenue as of December 31, 2013 consisted of the following:

Nissan	$781,521
NYSERDA	72,288
Other	36,677
890,486
Less: non current portion	(678,392)
Current portion	$212,094

There was $54,743 of deferred revenue as of December 31, 2012. Grant, rebate and incentive revenue recognized during the years ended December 31, 2013 and 2012 was $90,796 and $5,595.

10.          COMMON STOCK EQUIVALENTS

Subscription warrants

In connection with a private offering initiated on January 28, 2013, the Company issued 4,990,000 shares of its common stock and issued warrants to purchase 4,990,000 shares of its common stock at an exercise price of $2.25 per share to 14 accredited investors during the period of January 28, 2013 through June 11, 2013 for $2,108,000, net of issuance costs of $297,000. The warrants expire three years from the date of issuance and vest immediately. The amount allocated to the warrants based on the relative fair value of the warrants issued was estimated at  $1,772,320 using the Black-Scholes valuation model and the following assumptions: (1) expected volatility  ranging from 140% - 467% based on historical volatility; (2) an interest rate ranging from 0.35% - 0.42%; (3) expected life of 3 years and (4) zero dividend yield. The fair value of the warrants was determined based on the respective closing price on the dates of the grants.

In connection with a private offering during the period of July 1, 2013 through September 30, 2013 the Company issued 2,550,000 shares of its common stock valued at $821,378 and warrants to purchase 2,550,000 shares of the Company’s common stock at $2.25 per share which vest immediately and expire three years from date of issuance. The Company had received a total of $1,210,000, net of issuance costs. The amount allocated to the warrants based on the relative fair value of the warrants issued was estimated at  $388,622 using the Black-Scholes valuation model and the following assumptions: (1) expected volatility  ranging from 138% - 142% based on historical volatility; (2) an interest rate ranging from 0.48% - 0.82%; (3) expected life of 3 years and (4) zero dividend yield. The fair value of the warrants was determined based on the respective closing price on the dates of the grant.

The fair value of warrant and warrant unit issuances listed below were computed using the Multinomial Lattice Model, since they contain full ratchet reset features.  The model incorporates transaction details such as stock price, contractual terms, maturity and risk free rates, as well as assumptions about future financing, volatility and holder behavior. Mark to market adjustments were based on expected volatility of 90.11%, terms ranging from 4.78 – 4.94 years, rate free risk of interest of .78% and zero dividend yield.

In connection with the sale of 7,142,857 shares of common stock on October 11, 2013,  the Company issued 7,142,857 warrants exercisable at $1.00 per share, for a period of five years.   If at any time after the earlier of (i) the 1 year anniversary of the date of the Purchase Agreement and (ii) the completion of the then-applicable holding period required by Rule 144, or any successor provision then in effect, there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant Shares by the Holder, then the Warrants may also be exercised, in whole or in part, at such time by means of a cashless exercise, as defined.  The exercise price is subject to a full ratchet reset feature in the event of a dilutive issuance as defined. The fair value of these warrants granted, was estimated on the date of grant, using a volatility factor of 91.84%, a term of five years, a risk fee interest rate of 0.66% and a zero dividend yield; and recorded a derivative liability in the amount of $3,326,069. The derivative was re-measured at December 31, 2013 yielding a loss of $53,186.  Such change in fair value is recorded in Other income/(expense) in the Statement of Operations.

In connection with the sale of 642,857 shares  of common stock on October 17, 2013, the Company issued 642,857 warrants exercisable at $1.00 per share,  for a period of five years.   If at any time after the earlier of (i) the 1 year anniversary of the date of the Purchase Agreement and (ii) the completion of the then-applicable holding period required by Rule 144, or any successor provision then in effect, there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant Shares by the Holder, then the Warrants may also be exercised, in whole or in part, at such time by means of a cashless exercise, as defined.   The exercise price is subject to a full ratchet reset feature in the event of a dilutive issuance as defined. The fair value of these warrants granted, was estimated on the date of grant, using a volatility factor of 91.57%, a term of five years, a risk fee interest rate of 0.61% and a zero dividend yield; and recorded a derivative liability in the amount of $292,120. The derivative was re-measured at December 31, 2013 yielding a loss of $11,444.  Such change in fair value is recorded in Other income/(expense) in the Statement of Operations.

In connection with the sale of 10 million shares of common stock on December 11, 2013, the Company issued 10 million warrants at $1.05 per share, exercisable for a period of five years.   If at any time after the earlier of (i) the 1 year anniversary of the date of the Purchase Agreement and (ii) the completion of the then-applicable holding period required by Rule 144, or any successor provision then in effect, there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant Shares by the Holder, then the Warrants may also be exercised, in whole or in part, at such time by means of a cashless exercise, as defined  If at any time following the Effective Date, (A) the Closing Bid Price of the Common Stock is equal to or greater than $2.625 (subject to adjustment for forward and reverse stock splits, recapitalizations, stock dividends and the like after the Initial Exercise Date) for a period of 10 consecutive Trading Days, and (B) no Equity Conditions Failure shall exist, the Company shall have the right to require the Holder to exercise all or any portion of the Warrant.  The exercise price is subject to a full ratchet reset feature in the event of a dilutive issuance as defined. The fair value of these warrants granted, was estimated on the date of grant, using a volatility factor of 90.15%, a term of five years, a risk fee interest rate of 0.64% and a zero dividend yield; and recorded a derivative liability in the amount of $6,138,797. The derivative was re-measured at December 31, 2013 yielding a gain of $1,303,286.  Such change in fair value is recorded in Other income/(expense) in the Statement of Operations.

In connection with the sale of 10 million shares of common stock on December 9, 2013, the Company issued 988,000 warrant units which entitle the placement agent holders to purchase a common share at a $1.00 per share and a warrant to purchase a share of common stock at $1.05 per share, exercisable on a cashless basis for a period of five years. The holder must exercise the warrant simultaneously in the event of purchase of the share.  The exercise price is subject to a full ratchet reset feature in the event of a dilutive issuance as defined. The fair value of the stock purchase component granted were estimated on the date of grant, using a volatility factor of 90.15%, a term of five years and a risk fee interest rate of 0.64% and recorded a derivative liability in the amount of $609,803. The fair value of the warrant component granted was estimated on the date of grant, using a volatility factor of 90.15%, a term of five years, a risk fee interest rate of 0.64% and a zero dividend yield; and recorded a derivative liability in the amount of $606,513. The derivatives were re-measured at December 31, 2013 yielding gains of $148,675 and $128,765, respectively.  Such change in fair value is recorded in Other income/(expense) in the Statement of Operations.

In connection with the sale of 10 million shares of common stock on December 11, 2013, the Company issued 112,000 warrants to purchase a common share at a $1.05 per share exercisable for a period of five years to a placement agent.  The exercise price is subject to a full ratchet reset feature in the event of a dilutive issuance as defined. The fair value of the warrant granted, was estimated on the date of grant, using a volatility factor of 90.15%, a term of five years, a risk fee interest rate of 0.64% and a zero dividend yield; and recorded a derivative liability in the amount of $68,755. The derivative was re-measured at December 31, 2013 yielding a gain of $14,597. Such change in fair value is recorded in Other income/(expense) in the Statement of Operations.

Compensation warrants and options

On November 30, 2012, the Company’s Board of Directors and a majority of the Company’s shareholders approved the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”). On January 11, 2013, the Board of Directors of the Company approved the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”, collectively “the Plans”). The 2013 Plan was approved by a majority of the Company’s shareholders on February 13, 2013. The Plans enable the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company.  Stock options granted under the Plan may be Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be Non-Qualified Stock Options. The Plans are to be administered by the Board, which shall have discretion over the awards and grants thereunder. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant. The aggregate maximum number of shares of Common Stock for which stock options or awards may be granted pursuant to the Plans is 5,000,000 each, adjusted as provided in Section 11 of the Plan. The Plans expire on December 1, 2014 and December 1, 2015, respectively. In conjunction with the 2012 Plan, the Company recognized compensation expense for the years ended December 31, 2013 and December 31, 2012 of $1,602,067 and $24,071 recorded as compensation using the Black-Scholes valuation model and the following assumptions: (1) a weighted average expected volatility of 256% based on historical volatility; (2) a weighted average interest rate of 0.452% (3) a weighted average expected life of 3 years and (4) zero dividend yield. The stock price was determined based on the closing price on the respective dates of the grant. As of December 31, 2013, there was $3,314,140 of unrecognized expense that will be recognized over 2.36 years. As of December 31, 2013, 4,050,000 options were outstanding and 1,350,000 were exercisable.

In conjunction with the 2013 Plan, the Company issued 1,223,621 restricted fully vested shares valued at $1,592,184 based on the closing market price on the date of grant of which $160,500 was recorded a compensation and $1,431,684 was recorded as general and administrative expense for the year ended December 31, 2013.  Additionally, options to purchase 935,665 shares of Company’s common stock valued at $978,130 were issued using the Black-Scholes valuation model and the following assumptions: (1) a weighted average expected volatility of 195.77% based on historical volatility; (2) a weighted average interest rate of 0.74% (3) a weighted average expected life of 3.05 years and (4) zero dividend yield. The stock price was determined based on the closing price on the respective dates of the grant.  As of December 31, 2013, 935,665 options were outstanding of which 893,665 options to purchase the Company’s stock were exercisable. As of December 31, 2013 there was $9,209 of unrecognized expense to be recognized over the next year.

On January 11, 2013, the Company issued 12,000 options from the 2013 Omnibus Plan at an exercise price of $1.50 per share to purchase the Company’s common stock to the Company’s newly appointed Board member as part of his compensation package. The options vest ratably over two years from the date of issuance and expire on January 11, 2018. The fair value of the options issued on the date of the grant was estimated at $17,881, which will be recognized over the service period, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 760% based on historical volatility; (2) an interest rate of 0.43%; (3) expected life of 3.5 years and (4) zero dividend yield.  The stock price was determined based on the closing market price on the date of the grant. For the year ended December 31, 2013 $8,671  was recorded as compensation expense.

On February 19, 2013 the Company entered into an agreement with an individual to serve as member of the Company’s Board of Directors for a period of three years.  On April 3, 2013, the Company’s Board of Directors approved the individual’s appointment and the options were issued.  The Company issued 12,000 options from the 2013 Omnibus Plan at an exercise price of $1.43 per share to purchase the Company’s common stock to the Company’s newly appointed Board member as part of his compensation package. The options vest ratably over two years from the date of issuance and expire on February 19, 2018. The fair value of the options issued on the date of the grant was estimated at $16,818, which will be recognized over the service period, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 265.3% based on historical volatility; (2) an interest rate of 0.50%; (3) expected life of 3.5 years and (4) zero dividend yield.  The stock price was determined based on the closing market price on the date of the grant.  The Board member resigned from the Board of Directors as of October 10, 2013.  As of October 2013, $4,147 was recorded as compensation expense.

During the period of March 22, 2013 through June 12, 2013, the Company issued to a shareholder warrants to purchase 848,000 shares of the Company’s common stock in connection with the procurement of investor capital. The warrants vest immediately and expire five years from date of issuance; 424,000 warrants have an exercise price of $0.50 and the remaining 424,000 warrants have an exercise price of $2.25. The fair value of the warrants issued on the date of the grant was estimated at $1,008,457, which was recorded as a reduction of the proceeds and an increase and decrease of additional paid in capital, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility ranging from 142% - 146% based on historical volatility; (2) an interest rate ranging from 0.80% - 1.15%; (3) expected life of 5 years and (4) zero dividend yield. The stock price was based on the closing price of the stock on the date of the grant. The costs were deemed to be issuance costs associated with the sale of shares of stock and have been netted against gross proceeds from such sales. During the period of July 18, 2013 through September 18, 2013, the Company issued to the shareholder warrants to purchase 360,000 shares of the Company’s common stock in connection with the procurement of investor capital. The warrants vest immediately and expire five years from date of issuance; 180,000 warrants have an exercise price of $0.50 and the remaining 180,000 warrants have an exercise price of $2.25. The fair value of the warrants issued on the date of the grant was estimated at $443,305, which was recorded as a reduction of the proceeds and an increase and decrease of additional paid in capital, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility ranging from 139% - 145% based on historical volatility; (2) an interest rate ranging from 1.35% - 1.71%; (3) expected life of 5 years and (4) zero dividend yield. The stock price was based on the closing price of the stock on the date of the grant. The costs were deemed to be issuance costs associated with the sale of shares of stock and have been netted against gross proceeds from such sales.

On April 1, 2013, the Company issued 150,000 options which vested immediately under the 2013 Omnibus Incentive Plan to a company for the procurement of investor capital. The options expire in five years from date of issuance and have an exercise price of $0.50. The fair value of the options issued on the date of the grant was estimated at $187,431 which was recorded as a reduction of proceeds, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 435% based on historical volatility; (2) an interest rate of 0.30%; (3) expected life of 2.5 years and (4) zero dividend yield. The stock price was determined based on the closing price on the date of the grant.

On April 29, 2013, the Company issued a warrant to a company that is owned by the Chief Executive Officer of the Company and is a shareholder of the Company to purchase 2,200,000 shares of the Company’s common stock to replace a warrant grant to purchase 2,200,000 shares of the Company’s common stock which had recently expired and was issued for services rendered. The warrant vests immediately, expires three years from date of issuance and have an exercise price of $1.31. The fair value of the warrants issued on the date of the grant was estimated at $2,253,119 which was recognized when issued and was recorded as compensation expense on the accompanying Statement of Operations, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 144% based on historical volatility; (2) an interest rate of 0.32%; (3) expected life of 3 years and (4) zero dividend yield. The stock price was determined based on the closing price on the date of the grant. The expense was recorded as compensation.

On August 26, 2013 the Company issued a warrant to a company that is owned by the Chief Executive Officer of the Company and is a shareholder of the Company to purchase 3,433,335 shares of the Company’s common stock to replace a grant of a warrant to purchase 3,433,335 shares of the Company’s common stock which had recently expired and was issued for services rendered. The warrant vests immediately, expires three years from date of issuance and have an exercise price of $1.29. The fair value of the warrants issued on the date of the grant was estimated at $3,380,926, which was recognized when issued and was recorded as compensation expense on the accompanying Statement of Operations, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 138% based on historical volatility; (2) an interest rate of 0.79%; (3) expected life of 3 years and (4) zero dividend yield. The stock price was determined based on the closing price on the date of the grant. The expense was recorded as compensation.

On August 26, 2013, the Company issued 10,000 options to the President of the Company and 686,665 options to an employee of the Company under the Company’s 2013 Omnibus Incentive Plan to replace options which had recently expired and was issued for services rendered. The options vest immediately, expire three years from date of issuance and have an exercise price of $1.28. The aggregate fair value of the options issued on the date of the grant was estimated at $686,833 which was recognized when issued and was recorded as compensation expense on the accompanying Statement of Operations, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 138% based on historical volatility; (2) an interest rate of 0.79%; (3) expected life of 3 years and (4) zero dividend yield as the terms of each grant were identical. The stock price was determined based on the closing price on the date of the grant. The expense was recorded as compensation.

On October 11, 2013, in conjunction with sale of Company shares for $5,000,000, the Company issued 714,285 warrants to two individuals who served as placement agents in connection with the sale.  The warrants vest immediately, expire five years from date of issuance and have an exercise price of $0.87. The aggregate fair value of the warrants issued on the date of the grant was estimated at $738,154 which was recognized when issued, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 139% based on historical volatility; (2) an interest rate of 1.42%; (3) expected life of 5 years and (4) zero dividend yield as the terms of each grant were identical. The stock price was determined based on the closing price on the date of the grant.  The costs were deemed to be issuance costs associated with the sale of shares of stock and have been netted against gross proceeds from such sales.

In accordance with the agreements of the respective non-employee members of the Board of the Directors, the Company is required them $1,500 in cash and 5,000 options and or warrants for each Board meeting and each committee meeting of the Board of Directors. For the year ended December 31, 2013 the Company paid $24,000 in cash fees and issued 65,000 options.  The options vest in two years from date of issuance, expire five years from date of issuance and have an exercise price of $0.01 above the closing price of the stock on the meeting date; the date of the grant. The fair value of the options  issued on the dates of the grant was estimated at $69,167 using the Black-Scholes valuation model and the following assumptions: (1) expected volatility ranging from 136% - 760% based on historical volatility; (2) an interest rate ranging from 0.43% - 1.56%; (3) expected life ranging from 3.5 - 5 years and (4) zero dividend yield. The stock price was determined based on the closing price on the dates of the grant.  The expense was recorded as compensation.  In conjunction with the resignation of a Board member, 30,000 of these options were forfeited.

The Company recognized compensation cost related to the vesting of these warrants and options for the years ended December 31, 2013 and 2012 was $8,022,996 and $570,201. The fair value of all warrant issuances was computed using the Black-Scholes Model, incorporating transaction details such as stock price, contractual terms, maturity and risk free rates, as well as assumptions about future financing, volatility and holder behavior.

The number of options exercisable as of December 31, 2013 was 2,154,665 with a weighted average contract life of 3.84 years and a weighted average exercise price of $1.42. None of the outstanding options as of December 31, 2012 were exercisable.  The aggregate intrinsic value of the options outstanding as of December 31, 2013 and 2012 based on a closing price of $1.25 and $1.60 was $118,800 and $525,000 respectively.

The following table accounts for the Company’s Plans option activity for the years ended December 31, 2012 and December 31, 2013:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2012	--	$--
Options granted	4,500,000	$1.49
Options exercised	--	$--
Options canceled/forfeited	--	$--
Options outstanding December 31, 2012	4,500,000	$1.49
Options granted	935,665	$1.16
Options exercised	0	0.00
Options canceled/forfeited	(492,000)	$1.46
Options outstanding at December 31, 2013	4,943,665	$1.43

Options outstanding as of December 31, 2013
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$0.50 - $1.61	4,943,665	4.09	$1.43

Options outstanding as of December 31, 2012
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$1.46 - $1.61	4,500,000	4.99	$1.49

The following table accounts for the Company’s warrant activity for the years ended December 31, 2012 and December 31, 2013:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at January 1, 2012	10,918,968	$3.68
Warrants granted	1,197,800	$1.61
Warrants exercised	--	$--
Warrants canceled/forfeited	(820,800)	$4.72
Warrants outstanding December 31, 2012	11,295,968	$3.50
Warrants granted	35,016,334	$1.37
Warrants exercised	--	0.00
Warrants canceled/forfeited	(8,417,165)	$4.03
Warrants outstanding at December 31, 2013	37,895,137	$1.42

The number of warrants exercisable as of December 31, 2013 was 37,873,337 and 11,019,168 were exercisable as of December 31, 2012.

Warrants outstanding as of December 31, 2013
		Weighted Average
		Contractual Life	Weighted Average
Range of Exercise Price	Number Outstanding	(in years)	Exercise Price
$0.50 - $30.00	37,895,137	3.69	$1.42

Warrants exercisable as of December 31, 2013
		Weighted Average
		Contractual Life	Weighted Average
Range of Exercise Price	Number Outstanding	(in years)	Exercise Price
$0.50 - $30.00	37,873,337	3.69	$1.42

Warrants exercisable as of December 31, 2012
		Weighted Average
		Contractual Life	Weighted Average
Range of Exercise Price	Number Outstanding	(in years)	Exercise Price
$1.00 - $51.50	11,295,968	2.14	$3.50

Warrants exercisable as of December 31, 2012
		Weighted Average
		Contractual Life	Weighted Average
Range of Exercise Price	Number Outstanding	(in years)	Exercise Price
$1.00 - $51.50	11,019,168	1.66	$3.56

11.           STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 40,000,000 shares of preferred stock.

PREFERRED STOCK

Series A Convertible Preferred Stock

In connection with the closing of the Share Exchange Agreement, on December 7, 2009, the Company issued 10,000,000 shares of Series A Convertible Preferred Stock with a par value of $0.001 and convertible into 2.5 common shares for every Series A Convertible Preferred Share.

The Series A preferred stock shall be entitled to receive out of the assets of the Company, whether from capital or from earnings available for distribution to stockholders, eight times the sum available for common stockholders. The Series B preferred stock is junior to the Series A preferred stock with respect to the payment of dividends and the distribution of assets.

Series B Convertible Preferred Stock

On February 6, 2012, the Company entered into a stock purchase agreement to sell 1,000,000 shares of a new class of preferred stock at per share price of $1.00. The Series B has one vote per share in CarCharging Limited, a subsidiary formed in June 2012, as if the shares were converted into common stock as of the date immediately prior to the record date for determining the stockholders eligible to vote on any such matter, bears no dividends and is junior to Series A Preferred stock with respect to dividends and distribution of assets. The preferred stock, has been authorized and issued as Series B Convertible Preferred Stock as of June 28, 2012. At the discretion of the Purchaser, the shares are convertible into (i) one percent (1%) of the issued and outstanding common stock of CarCharging, Limited for every 500,000 shares of Series B Preferred Stock until February 6, 2017 or (ii) the Purchaser may convert each share of Series B Preferred Stock into Common Stock of the Company on a one for one basis during the period of July 1, 2015 through December 31, 2015. The agreement included an option to purchase an additional 1,500,000 shares of the Series B Preferred stock at an exercise price of $1.00 per share within 60 days of the issuance of the original 1,000,000 shares which was not exercised. Simultaneously with the issuance of the original 1,000,000 Series B Preferred shares, the Purchaser was entitled to receive two percent (2%) of the issued and outstanding common stock of CarCharging Limited in exchange for consulting services for developing business relationships and obtaining charging station locations in Romania which was not rendered. Additionally, if the Purchaser exercises its options in the initial stock purchase agreement, it will receive additional payment for its consulting services for developing business relationships and obtaining charging station locations in Greece in the form of three percent (3%) of the total outstanding common stock of CarCharging Limited which was never exercised. The Company received $900,000, net of issuance costs, in February 2012 and issued 1,000,000 shares of the Series B Convertible Preferred Stock in June 2012. The fair value of the option granted to purchase additional shares of Series B preferred stock on the date the Series B Preferred shares were issued was estimated at approximately $226,000, which has been credited to Additional Paid In Capital. The fair value of the option on the stock issuance date was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of nearly 54% based on historical volatility (2) an interest rate of 0.65%, (3) expected life of 60 days and (4) zero dividend yield. The fair value of the option was determined based on the closing price of the Company’s common stock on the date of the stock issuance. On June 10, 2013, the Company and the investor entered into an exchange agreement whereby the investor would surrender the 1,000,000 shares of the Company’s Series B Preferred Shares, and all conversion rights and option rights contained in the February 6, 2012 agreement in exchange for 2,500,000 shares of the Company’s $0.001 par value common stock and a warrant to purchase 600,000 shares of the Company’s common stock at $2.25 per share which vests immediately and expires in three years from date of issuance. The exchange of shares occurred in July 2013. The closing of the exchange agreement entered into between the Series B preferred stockholder and the Company represented an inducement to convert the Series B preferred stock when originally issued. As a result of the inducement issued in July 2013, the fair value of the common stock and warrants exchanged in excess of the fair value of the securities issuable pursuant to the original conversion terms of the Series B Preferred stock represent a deemed dividend in accordance with FASB ASC 260-10 in the amount of $2,831,830. The fair value of the warrants on the date of the grant was estimated at $517,060 which was recognized when issued, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 142% based on historical volatility; (2) an interest rate of 0.55%; (3) expected life of three years and (4) zero dividend yield. The stock price was determined based on the closing price on the dates of the grant.

COMMON STOCK

On January 14, 2013, the Company entered into a consulting agreement with a firm to provide strategic planning services for a year. As part of the firm’s fee, the Company issued fully vested 250,000 shares of its common stock at a price of $1.49 based on the market price on the date of issuance.  The expense is recorded as general and administrative expenses.

On February 5, 2013, the Company entered into a binding memorandum of understanding with a firm to develop application software. As part of its fee, the firm was issued 113,636 fully vested shares of the Company’s common stock at a price of $1.32 per share based on the market price on the date of issuance totaling $150,000. This fee is recorded as Other Assets on the Company’s balance sheet as of December 31, 2013.

On February 19, 2013, the Company retained an individual to serve on the Company’s Board of Directors for three years subject to the Board of Directors approval. As part of the agreement and the individual’s compensation, the Company was obligated to issue him 50,000 shares of the Company’s common stock valued at $71,000 under the 2013 Omnibus Plan. As the Company’s Board of Directors did not approve his appointment to the Board of Directors until April 3, 2013 in conjunction with the Company’s acquisition of EV Pass LLC, at which time he was issued 50,000 fully vested shares of common stock at $1.42 per share based on the market price on the date of issuance and options to purchase 12,000 shares at $1.19 per share which vest two years from date of grant and expire five years from date of grant. Both shares and options were issued from the 2013 Omnibus Incentive Plan.  Additionally, the Company issued the Director options to purchase 30,000 shares of the Company’s common stock at prices ranging from $0.90 - $1.56 for the attendance of meetings of the Board of Directors and Committees of the Board of the Directors during the year ended December 31, 2013.  The options were issued under the Company’s 2013 Omnibus Incentive Plan, vest two years from issuance and expire five years from date of issuance. On October 10, 2013, the Director resigned. The expense related to shares issued is recorded as compensation.

On February 27, 2013, in conjunction with its acquisition of  Beam LLC, the Company issued 1,265,822 fully vested shares of its common stock at $1.30 per share based on the market price on the date of issuance.

On March 8, 2013, the Company entered into a contract with a firm to provide investor relations consulting services. The Company issued fully vested 150,000 shares of its common stock under the 2013 Omnibus Incentive Plan at $1.28 per share based on the market price on the date of issuance covering the six month period ended September 8, 2013.  The expense is recorded as general and administrative expenses.

In April 2013, the Company issued an aggregate of 107,513 fully vested shares of its common stock at $1.19 per share based on the market price on the date of issuance to third parties to pay off debt owed to these parties by 350 Green LLC.  The expense is recorded as general and administrative expenses.

On April 3, 2013, in conjunction with its acquisition of EV Pass LLC, the Company issued 671,141 fully vested shares of its common stock at $1.18 per share based on the market price on the date of issuance.

On April 19, 2013, the Company reached a settlement with its former Chief Financial Officer and issued 220,000 fully vested shares of its common stock at $1.20 per share based on the market price on the date of issuance as part of the settlement. The expense is recorded as general and administrative expenses.

On April 23, 2013, in conjunction with its acquisition of 350 Green LLC, the Company issued 604,838 fully vested shares of its common stock at $1.19 per share based on the market price on the date of issuance.

On June 6, 2013, the Company issued to a consultant 19,231 fully vested shares of its common stock at a price of $1.30 per share based on the market price on the date of issuance under the Company’s 2013 Omnibus Incentive Plan for business development services. The expense is recorded as general and administrative expenses.

On June 10, 2013, the Company and the holder of the Company’s Series B Preferred Shares entered into an exchange agreement whereby the holder would surrender the 1,000,000 shares of the Company’s Series B Preferred Shares, and all conversion rights and option rights contained in the February 6, 2012 agreement in exchange for 2,500,000  fully vested shares of the Company’s $0.001 par value common stock and a warrant to purchase 600,000 shares of the Company’s common stock at $2.25 per share which vests immediately and expires in three years from date of issuance. The exchange of shares occurred in July 2013.

On June 11, 2013, the Company issued a firm 6,060 fully vested shares of its common stock at a price of $1.65 based on the market price on the date of issuance for consulting services.  The expense is recorded as general and administrative expenses.

On July 3, 2013, the Company entered into an agreement with a firm to provide financial advisory services.  In consideration of such services, the Company issued 325,000 fully vested shares of its common stock from the Company’s 2013 Omnibus Incentive Plan during the year ended December 31, 2013 at an average value of $1.27 per common share based on the market price on the date of issuance and valued at $412,500.  The expense is recorded as general and administrative expenses.

On August 1, 2013, the Company issued 15,000 fully vested shares of its common stock under the Company’s 2012 Omnibus Incentive Plan to an employee as compensation at a price of $1.30 per share based on the market price on the date of issuance and valued at $19,500. The expense is recorded as compensation.

On August 12, 2013, the Company issued 25,000 fully vested shares of its common stock under the Company’s 2013 Omnibus Incentive Plan at a price of $1.50 per share based on the market price on the date of issuance and valued at $37,500 for legal services.  The expense is recorded as general and administrative expenses.

On August 11, 2013, the Company and the holder of the $150,000 of past due convertible notes agreed to convert the note and accrued interest thereon on the basis of $0.50 per share thereby issuing 330,000 fully vested shares of the Company’s common stock and issue 330,000 warrants exercisable at $2.25 per share which vest immediately and expire on August 11, 2016.  The shares were valued at $492,062 based on the market price on the date of issuance.  The warrants were valued at $360,429.

On August 13, 2013, the Company issued 10,000 fully vested shares of its common stock under the Company’s 2013 Omnibus Incentive Plan at a price of $1.50 per share based on the market price on the date of grant valued at $15,000 for acquisition advisory services.  The expense is recorded as general and administrative expenses.

In conjunction with an arbitrator’s decision on August 28, 2013, a former consultant of the Company returned 250,000 fully vested shares of the Company’s common stock previously issued for consulting services valued at $450,000 which was previously expensed and therefore reversed in 2013. In exchange, the Company issued 62,500 fully vested shares at a price of $1.26 per share based on the market price on the date of issuance totaling $78,750.  The expense is recorded as general and administrative expenses.

On October 17, 2013, the Company issued 8,332 fully vested shares of the Company’s common stock under the Company’s 2013 Omnibus Incentive Plan to two attorneys valued at a price of $1.20 per share based on the market price on the date of issuance and valued at $9,998.  The expense is recorded as general and administrative expenses.

In conjunction with a consulting agreement with a firm for business development services entered into by the Company on August 15, 2012, the Company issued 18,246 fully vested shares of its common stock to the firm at an average price of $1.37 based on the market price on the date of issuance during the year ended December 31, 2013. Additionally, the Company settled an account payable with the firm by issuing 60,993 fully vested shares of its common stock at $1.40 per share, based on the market price on the date of issuance totaling $85,390 and resulting in a loss upon settlement of $47,856.  The expense is recorded as Other income/(expense).

In conjunction with a consulting agreement entered into by the Company for advisory services on September 10, 2012 the Company awarded under the Company’s 2013 Omnibus Incentive Plan consisting of 112,500 fully vested shares of the Company’s common stock in January 2013. Additionally, the firm is to receive 87,500 shares of the Company’s common stock monthly during the period of April 1, 2013 through September 1, 2013 for a total of 637,500 shares under the 2013 Omnibus Incentive Plan During the year ended December 31, 2013 Company issued a total of 287,500 fully vested shares of its common stock to the firm at an average price of $1.29 per share based on the market price on the date of issuance. The expense is recorded as general and administrative expenses. The remaining 350,000 shares valued at $503,125 are recorded as an accrued expense as of December 31, 2013.

On December 3, 2012, the Company entered into consulting agreement with a firm to provide financial advisory services commencing in January 2013. In conjunction with this agreement, the Company issued 13,393 fully vested shares of its common stock at an average price of $1.49 per share based on the market price on the date of issuance during the year ended December 31, 2013. The expense is recorded as general and administrative expenses.

In conjunction with a consulting agreement which the Company entered into on December 10, 2012 with a firm, the Company issued fully vested 42,150 shares of its common stock to the firm for consulting services at an average price of $1.41 per share based on the market price on the date of issuance for services rendered during the year ended December 31, 2013.  The expense is recorded as general and administrative expenses.

In conjunction with a social media marketing agreement entered into by the Company on December 19, 2012, the Company issued 18,561 fully vested shares of its common stock at average price of $1.35 per share based on the market price on the date of issuance as a fee for the year ended December 31, 2013.

On January 1, 2013, the Company granted and issued a firm a restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 137,499 fully vested  shares of the Company’s common stock and an additional 45,833 shares of the Company’s common stock monthly during the period of April 13, 2013 through September 13, 2013 for a total of 412,497 shares under the 2013 Omnibus Incentive Plan in conjunction with a consulting agreement entered into by the Company for advisory services on September 13, 2012. During the year ended December 31, 2013, the firm was issued a total restricted stock award under the Company’s 2013 Omnibus Incentive Plan consisting of 274,998 fully vested shares of the Company’s common stock at an average price of $1.29 per share based on the market price on the date of issuance for services rendered during the year ended December 31, 2013.  The Company did not issue any additional shares of common stock to the firm during 2013 but has accrued a fee of $187,000 recorded as general and administrative expense at December 31, 2013 for the remaining unissued 137,999 shares.

During the period of January 2013 through March 22, 2013, the Company sold 4,990,000  shares of its common stock and warrants to purchase 4,990,000  shares of the Company’s common stock at $2.25 per share which vest immediately and expire three years from date of issuance. The proceeds received from the sale of the stock net of issuance costs was $2,198,000.

During the period of July 1, 2013 through September 30, 2013 the Company sold 2,550,000  shares of its common stock and warrants to purchase 2,550,000  shares of the Company’s common stock at $2.25 per share which vest immediately and expire three years from date of issuance.  The proceeds received from the sale of the stock net of issuance costs was $1,210,000.

On October 11, 2013, in conjunction with the purchase of the Blink Network, and certain assets and liabilities relating to the Blink Network, the Company sold 7,142,857 shares of its common stock and warrants to purchase 7,142,857 shares of the Company’s common stock at a $1.00 per share which vest immediately and expire five years from the date of issue.  In conjunction with this issuance, the Company issued  warrants to two principals at an investment firm to purchase a total of 714,285 shares of common stock at $0.87 shares.  The warrants vest immediately and expire five years from the date of issue.  The proceeds received from the sale of the stock net of issuance costs was $4,490,509.

On October 17, 2013, the Company sold 642,857 shares of its common stock and warrants to purchase 642,857 shares of the Company’s common stock at $1.00 per share which vest immediately and expire five years from date of issuance. The proceeds received from the sale of the stock net of issuance costs was $403,750.

On December 9, 2013, the Company sold 10,000,000 shares of its common stock at $1.00 per share and warrants to purchase 10,000,000 shares of the Company’s common stock at $1.05 per share which vest immediately and expire five years from date of issuance.  The proceeds from the sale of common stock net of issuance costs was $8,963,250.  In conjunction with this issuance, the Company issued an additional 2,000,000 fully vested shares of its common stock at a price of $1.71 per share based on the market price on the date of issuance to a firm in settlement of a memorandum of understanding between the parties and expensed $3,420,000 as Other income/(expense).  Additionally, the Company issued 112,000 fully vested common shares to a shareholder/placement agent at a price of $1.71 per share based on the market price on the date of issuance and was recorded as a reduction of proceeds from the above sale of the shares of common stock.

Compensation expense related to common stock issued for the years ended December 31, 2013 and 2012 was $2,778,144 and $2,409,524, respectively.

12.          INCOME TAXES

Deferred tax assets

Income Taxes

No current tax provision has been recorded for the years ended December 31, 2013 and 2012 since the Company had net operating losses for federal and state tax purposes. The related increase in the deferred tax asset was offset by the valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s net deferred income taxes are as follows:

Deferred Tax Asset (Liability):

	2013	2012

Net tax loss carry forwards	$11,982,779	$2,358,000
Stock based compensation	2,805,860	1,549,000
Provision for warrant liability	606,800	--
Allowance for advanced commission	158,158	--
Intangible assets/goodwill	248,741	--
Deferred rent	2,691	--
Amortization of debt discount	--	21,000
Derivative liability	(735,824)	--
Property and equipment	(833,294)	(98,000)
Tax credit carry forward	379,000	255,000
	14,614,911	4,085,000
Valuation allowance	(14,614,911)	(4,085,000)
Non current deferred income tax assets	$--	$--

At December 31, 2013 and 2012, the Company had a net operating loss carry forwards for both federal and state purposes of approximately $29.2 million and $12.0 million, respectively, which may be offset against future taxable income through 2033.

The Company has determined that a valuation for the entire net deferred tax asset is required. A valuation allowance is required if, based on the weight of evidence, it is more likely than not that some or the entire portion of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary to reduce the deferred tax asset to zero, the amount that will more likely not be realized. The change in the valuation allowance for the current year is $10,529,911.

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31,:
	2013	2012
Federal statutory income tax rate	35.0%	35.0%
State taxes net of federal benefit	--	--
	35	35
Permanent differences	(1.71)	0.61
Change in valuation allowance on net deferred tax assets	(33.29)	(35.61)
Effective income tax rate	0.00%	0.0%

13.          RELATED PARTY

The Company paid commissions to a company owned by its Chief Executive Officer totaling $38,500 and $77,500 during the years ended December 31, 2013 and 2012 for business development related to installations of EV charging stations by the Company in accordance with the support services contract. These amounts are recorded as compensation.

In February 2013, the Company had borrowed $2,000 from a shareholder on an unsecured basis with interest at 12% due on demand.  The loan was paid in full in eight days with accrued interest thereon of $5.

On April 29, 2013, the Company issued 2,200,000 warrants to a company that is owned by the Chief Executive Officer of the Company and is a shareholder of the Company to replace a grant of 2,200,000 warrants which had recently expired. The warrants vest immediately, expire three years from date of issuance and have an exercise price of $1.31. The fair value of the warrants issued on the date of the grant was estimated at $2,253,119, which was recognized when issued, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 144% based on historical volatility; (2) a discount rate of 0.32%; (3) expected life of 3 years and (4) zero dividend yield. The fair value of the warrants was determined based on the closing price on the date of the grant.  The warrants were issued in order to replace warrants that had expired.  The expense is recorded in compensation expense.

On August 26, 2013 the Company issued 3,433,335 warrants to a company that is owned by the Chief Executive Officer of the Company and is a shareholder of the Company to replace a grant of 3,433,335 warrants which had recently expired. The warrants vest immediately, expire three years from date of issuance and have an exercise price of $1.29. The fair value of the warrants issued on the date of the grant was estimated at $3,380,926, which was recognized when issued, using the Black-Scholes valuation model and the following assumptions: (1) expected volatility of 138% based on historical volatility; (2) an interest rate of 0.79%; (3) expected life of 3 years and (4) zero dividend yield. The stock price was determined based on the closing price on the date of the grant.  The warrants were issued in order to replace warrants that had expired.  The expense is recorded in compensation expense.

For the year ended December 31, 2013, the Company issued nine notes to a company which was controlled and now owned by the CEO of the Company that is also a shareholder totaling $440,000 with interest at 12% per annum and payable on demand for working capital purposes. As of December 31, 2013, the Company had repaid all notes inclusive of accrued interest of $10,117 thereon.

The Company incurred accounting and tax service fees totaling $61,393 and $68,913 for the years ended December 31, 2013 and 2012 provided by a company that is partially owned by the Company’s Chief Financial Officer.  This expense was recorded as general and administrative expense.

On March 29, 2012, the Company entered into a patent license agreement with a stockholder of the Company and a related party under common ownership. Under terms of the agreement, the Company has agreed to pay royalties to the licensors equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or use of the licensed products and licensed processes. As of December 31, 2013, the Company has not paid nor incurred any royalty fees related to this agreement.

14.        COMMITMENTS AND CONTINGENCIES

The Company has entered into several contracts that obligate it to office space lease payments, consulting agreements, equipment acquisition and other matters. The following is a summary of these commitments:

The Company’s corporate headquarters is located in Miami Beach, Florida. The Company currently leases space located at 1691 Michigan Avenue, Suite 601, Miami Beach Florida 33139. The lease is for a term of 39 months beginning on March 1, 2012 and ending May 31, 2015. Monthly lease payments are approximately $12,000 for a total of approximately $468,000 for the total term of the lease. Additionally, the Company has a three-year lease for an office in San Jose, California beginning on April 1, 2012 and ending April 30, 2015 with monthly lease payments of approximately $2,500 for a total of approximately $92,000 for the total term of the lease and a five year sublease for office and warehouse space in Phoenix, Arizona beginning December 1, 2013 and ending November 30, 2018 with monthly payments of approximately $10,300 for a total of approximately $621,000 for the total term, and one year office sharing license for office space in New York, New York beginning January 16, 2014 and ending January 31, 2015 with monthly payments of approximately $4,000 for a total of approximately $48,000 for the total term of the license.

Our minimum future aggregate minimum lease payments for these leases based on their initial terms as of December 31, 2013 are:

Year Ended December 31,:	Amount
2014	$353,730
2015	200,295
2016	124,188
2017	124,188
2018	113,839
Total	$916,240

Total rent expense for the years ended December 31, 2013 and 2012 was $222,695, and $82,584, respectively.

Pursuant to the terms of the amendment of the March 30, 2012 master agreement with a key supplier, the Company has committed to purchase 500 charging stations over the year ended June 30, 2013, at prices ranging from $2,500 to $2,700 per unit. If the Company fails to take delivery of the total specified number units, it will be responsible for reimbursement of certain price discounts on units previously received totaling approximately $42,000. As of December 31, 2013, the Company has purchased 90 units under this master agreement. In the opinion of the Company’s management, the vendor has not performed in accordance with the terms of the master agreement. As of December 31, 2013, the ultimate resolution of this matter is unknown.

In October 2012, a former officer and director of the Company resigned his position from the Company and filed a claim with the California Labor Board (“Labor Board”) relating to certain compensatory matters. As of December 31, 2013, the matter was due to be scheduled for a hearing before the Labor Board but has been deferred. While the parties were in settlement negotiations, said negotiations have rendered no result.  The Company was informed in February 2014 through counsel that the claim before the Labor Board had been closed as detailed in Note 15- Subsequent Events.

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

On September 24, 2013 the Court issued a ruling in the consolidated lawsuits of Car Charging Group, Inc. v. JNS Holdings Corporation, and JNS Power & Control Systems, Inc. v. 350 Green, LLC (the “Court Order”) in the U.S. District Court in the Northern District of Illinois.  The Court granted the motion of JNS Holdings Corporation and JNS Power & Control Systems, Inc. (collectively, “JNS”) for specific performance of an Asset Purchase Agreement (the “APA”) entered into between JNS and the former owners of 350 Green, Tim Mason and Mariana Gerzanych, in April 2013. Pursuant to the Court Order, 350 Green was required to transfer certain assets and liabilities (the “Assets and Liabilities”) in the Chicago area to JNS, and may be required to pay JNS’ costs and attorneys’ fees as well as indemnify JNS for certain costs incurred with regard to the Assets and Liabilities.

The Court Order does not transfer, amend or modify Car Charging Group, Inc.’s ownership of 350 Green; it only requires transfer of ownership of those certain Assets and Liabilities that were listed in the Asset Purchase Agreement entered into between JNS and 350 Green.  Car Charging Group, Inc. still owns all of 350 Green’s other assets, in states including, but not limited to: California, Oregon, Pennsylvania, Missouri, Kansas, Maryland, Colorado, Georgia, Utah, Florida, Ohio, Indiana, and Washington.

The Company also plans to appeal the Court Order and to vigorously defend its position that the APA is invalid and unenforceable.

On November 27, 2013, the Synapse Sustainability Trust (“Synapse”) filed a complaint against the Company and Michael D. Farkas, the Company’s CEO, alleging various causes of action regarding compliance under certain agreements that governed the sale of Synapse’s assets to CCGI in the Supreme Court of the State of New York, County of Onondaga. On or about January 7, 2014, CCGI filed its Answer and Affirmative Defenses. CCGI moved to dismiss Count V, breach of contract, because the Note contains an arbitration clause. Further, Farkas has moved to dismiss the Complaint for lack of personal jurisdiction.  On March 17, 2014, the Court dismissed Mr. Farkas from the action due to a lack of personal jurisdiction and dismissed Plaintiff’s Count V based on the existence of the Arbitration Clause contained in the Note. In the Court's letter decision issued on March 17, 2014, the Court granted Defendants' Motion to Dismiss the Complaint/Count V against Michael Farkas, and dismissed Count VI against CCGI.  Accordingly, the Court granted Plaintiff's Contempt Motion in part, and denied it in part, and scheduled a hearing on the contempt issue for May 13, 2014.  The parties are trying to negotiate a settlement. Although the Company can not predict the outcome of these negotiations, it is the Company’s opinion that any accrual for potential loss is not warranted at this time.

On or about December 6, 2013, the Company filed a Complaint against Tim Mason and Mariana Gerzanych in the U.S. District Court for the Southern District of New York, alleging claims for Breach of Contract, Fraud in the Inducement, Civil Conspiracy to Commit Fraud, Unjust Enrichment, and Breach of Fiduciary Duty.  These claims were in relation to the Company’s purchase of 350 Green, LLC, and the documents entered into (and allegedly breached by Gerzanych and Mason) related thereto.  The Defendants in this case were recently served with the court documents, and the Company intends to litigate this case vigorously.

350 Green, LLC

There have been five lawsuits filed by creditors of 350 Green  regarding unpaid claims.  These lawsuits  relate solely to alleged pre-acquisition unpaid debts of 350 Green.  Also, there are other unpaid creditors, aside from those noted above, that claim to be owed certain amounts for pre-acquisition work done on behalf of 350 Green, and only 350 Green, that potentially could file lawsuits at some point in the future.  On April 24, 2014, the Company entered into an agreement with a firm to administer the financial affairs of 350 Green LLC under a Trust Mortgage resulting in all assets and liabilities of 350 Green LLC being transferred to the Trust.

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

15.        SUBSEQUENT EVENTS

The Company has a lawsuit pending for past due fees due to a consulting firm in the amount of $41,000. Although the outcome of this matter is uncertain, the Company has recorded for this amount in accounts payable and accrued expenses at December 31, 2013 and December 31, 2012.  On January 31, 2014, the parties negotiated a settlement resulting in the issuance of 4,098 shares of the Company’s common stock and the payment of $15,000.

In October 2012, a former officer and director of the Company resigned his position from the Company and filed a claim with the California Labor Board (“Labor Board”) relating to certain compensatory matters. As of September 30, 2013, the matter was due to be scheduled for a hearing before the Labor Board.  The Company was informed in February 2014 through counsel that the claim before the Labor Board had been closed thereby nullifying the matter.

On February 14, 2014, the Company awarded under its 2013 Omnibus Incentive Plan 100,000 shares of its common stock to a firm to sponsor a conference.

On April 17, 2014, the Company’s Board of Directors accepted the resignation letter of Mr. Fields from the Company’s Board of Directors of January 3, 2014. Additionally at this meeting, Mr. Andrew Shapiro was authorized, approved and ratified to serve as a member of the Board of Directors.

At the Board of Directors meeting of April 17, 2014, the Board resolved to enter into three year contract with Mr. Farkas, whereby Mr. Farkas will receive a monthly salary of $40,000 with an increase to $50,000 per month in the event the Company becomes listed on NASDAQ or NYSE.  All other aspects of his 2010 contract shall remain the same.

On April 24, 2014, the Company entered into an agreement with a firm to administer the financial affairs of 350 Green LLC under a Trust Mortgage resulting in all assets and liabilities of 350 Green LLC being transferred to the Trust.

On April 29, 2014, the Company entered into agreements with three shareholders to provide financing commitments totaling $6,000,000 through December 31, 2014, in the event additional financing is necessary.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 24, 2013 following an extensive review and request-for-proposal process, the Audit Committee of the Company determined not to renew its engagement of Goldstein Schecter and Koch, Certified Public Accountants and Auditors as the Company’s independent registered public accounting firm (“auditors”) and dismissed them as the Company’s auditors.  On July 17, 2013 the Audit Committee recommended and approved the appointment of EisnerAmper LLP as the Company’s auditors for the fiscal year ending December 31, 2013, commencing July 24, 2013.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2013 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following  material weaknesses which have caused management to conclude that as of December 31, 2013 our internal controls  over financial reporting (“ICFR”) were not effective at the reasonable assurance level:

1.
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

3.
We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.
We have determined that oversight over our external financial reporting and internal control over our financial reporting by our audit committee is ineffective.  The audit committee has not provided adequate review of the Company’s SEC’s filings and consolidated financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s consolidated financial statement.

Notwithstanding the assessment that our ICFR was not effective and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting has not changed during the fiscal quarter covered by this Annual Report on Form 10-K. In addition, we identified material weaknesses related to our internal control over financial reporting.

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

Name	Age	Principal Positions With Us
Bill Richardson	66	Chairman of Board of Directors
Andy Kinard	49	President, Director
Michael D. Farkas	42	Chief Executive Officer, Director
Jack Zwick	78	Chief Financial Officer, Director
Andrew Shapiro (1)	45	Director

(1)	At the Board of Directors meeting of April 17, 2014, Mr. Andrew Shapiro was authorized, approved and ratified to serve as a member of the Board of Directors.

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

Andy Kinard, President, Director

Mr. Kinard has served as our President and as a Member of our Board of Directors since 2009.    Prior to his joining the Company Mr. Kinard sold electric vehicles in Florida for Foreign Affairs Auto from 2007 to 2009. From 2004 through 2005, he marketed renewable energy in Florida and was a Guest Speaker at the World Energy Congress.  His first employer was Florida Power & Light (“FPL”) where he worked for 15 years. In his early years, his focus was on engineering. During his tenure, he performed energy analysis for large commercial accounts, and ultimately became a Certified Energy Manager.  Simultaneously, Mr. Kinard was assigned to FPL’s electric vehicle program.  FPL had their own fleet of electric vehicles that they used to promote the technology. He also served on the Board of Directors of the South Florida Manufacturing Association for 4 years. He has City, County, and State contacts throughout Florida, and has attended every car show, and green fair in the State.  Mr. Kinard graduated from the Auburn University in 1987 with a degree in Engineering.

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

Michael D. Farkas, Chief Executive Officer, Director

Mr. Farkas has served as our Chief Executive Officer and as a Member of our Board of Directors since 2010.  Mr. Farkas is the founder and manager of The Farkas Group, a privately held investment firm. Mr. Farkas also currently holds the position of Chairman and Chief Executive Officer of the Atlas Group, where its subsidiary, Atlas Capital Services, a broker-dealer, has successfully raised capital for a number of public and private clients until it withdrew its FINRA registration in 2007. Over the last 20 years, Mr. Farkas has established a successful track record as a principal investor across a variety of industries, including telecommunications, technology, aerospace and defense, agriculture, and automotive retail.

Based on his work experience and education, the Company has deemed Mr. Farkas fit to serve on the Board.

Andrew Shapiro, Director.

Mr. Shapiro founded and currently leads Broadscale Group, a new model of investment firm working with leading energy corporations to invest in and commercialize the industry's most promising market-ready innovations. Prior to Broadscale, Mr. Shapiro founded GreenOrder, a strategic advisory firm that worked with more than 100 enterprises to create energy and environmental innovation as a competitive advantage. In this capacity, Mr. Shapiro and his team worked with General Electric’s leadership on the creation and execution of its multi-billion dollar “ecomagination” initiative, provided strategic counsel to General Motors on the launch of the Chevrolet Volt, and served as the green advisor for 7 World Trade Center, New York City’s first LEED-certified office tower. GreenOrder’s client list included Alcan, Allianz, Bloomberg, BP, Bunge, Citi, Coca-Cola, Dell, Disney, Duke Energy, DuPont, eBay, Hines, HP, JPMorganChase, KKR, McDonald’s, Morgan Stanley, NASDAQ OMX, National Grid, NBC Universal, NRG, Office Depot, Pfizer, Polo Ralph Lauren, Simon Property Group, Staples, Target, Tishman Speyer, TXU, and Waste Management. Mr. Shapiro and GreenOrder also co-founded the US Partnership for Renewable Energy Finance (US PREF), and created GO Ventures, a subsidiary to incubate and invest in environmentally innovative businesses, which cofounded and financed California Bioenergy, Class Green Capital, and GreenYour.com.  Mr. Shapiro also led the sale of GreenYour.com to Recyclebank and joined Recyclebank’s Sustainability Advisory Council.

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

Term of Office

Our directors are appointed for a three-year term to hold office or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

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

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2012, and 2013 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Andy Kinard,	2012	$80,740	$0	$0	$431,846	$0	$0	$0	$512,586
President	2013	$87,250	$0	$0	$9,859	$0	$0	$0	$97,109

Michael D. Farkas,	2012	$335,190	$30,000	$0	$1,078,847	$0	$0	$24,800	$1,468,837
Chief Executive Officer	2013	$435,000	$15,000	$0	$5,634,045	$0	$0	$24,130	$6,108,175

Jack Zwick,	2012	$0	$0	$146,250	$431,846	$0	$0	$8,000	$586,096
Chief Financial Officer	2013	$0	$0	$0	$0	$0	$0	$15,000	$15,000

Ted Fagenson,	2012	$107,500	$0	$0	$1,688,130	$0	$0	$0	$1,795,630
Chief Operating Officer**	2013	$0	$0	$0	$0	$0	$0	$0	$0

Richard Adeline,	2012	$7,599	$0	$0	$0	$0	$0	$0	$7,599
Chief Financial Officer, Treasurer*	2013	$0	$0	$0	$0	$0	$0	$0	$0

*     Mr. Adeline is no longer an employee of the Company as of February 27, 2012.
**  Mr. Fagenson is no longer an employee of the Company as of October 3, 2012.

Compensation

Mr. Farkas received $75,000 in 2013 that was earned in 2012.

Stock Grants

Mr. Zwick was issued 75,000 shares of the Company’s common stock valued at $146,250 on the date of issuance, in connection with his hiring as the Company’s interim Chief Financial Officer and Director in 2012.

Option Grants

Messrs. Kinard, Zwick and Farkas were awarded 300,000, 300,000 and 750,000 options respectively under the Company’s 2012 Omnibus Plan and valued on the date of grant at $431,486, $431,846 and $1,078,847 in accordance with FASB ASC Topic 718 in 2012. In 2013, Mr. Kinard was issued 10,000 options under the Company’s 2013 Omnibus Plan valued at $9,859 to replace options which had expired in accordance with FASB ASC Topic 718.

No options were exercised during the year ended December 31, 2012 or 2013.

Warrant Grants

Mr. Fagenson was awarded warrants to purchase 1,000,000 shares of the Company’s common stock, which vested ratably over three years and valued on the date of grant at $1,688,130 in accordance with FASB ASC Topic 718 in 2012. No warrants were exercised during 2013 and 2012. Mr. Fagensons’s warrants were forfeited upon his departure from the Company. The Farkas Group, Inc., a company which is owned by our CEO and is a shareholder of our Company, was awarded warrants to purchase 5,633,335 shares of the Company’s common stock which vest immediately and valued at $5,634,045 in accordance with FASB ASC Topic 718. The warrants were issued to replace warrants which had expired.

Long-Term Incentive Plan (“LTIP”) Awards Table.

No awards made during the years ended December 2013 or 2012 under any LTIP.

Other Compensation

Mr. Farkas received an auto allowance of $1,500 per month and health insurance reimbursement of  $7,630 and $6,800 for the years ended December 31, 2013 and 2012, respectively.

Mr. Zwick received a monthly stipend of $1,000 per month for the years ended December 31, 2013 and 2012.

Employment Agreements

The Company entered into an employment agreement with Michael Farkas, its CEO, on October 15, 2010. The agreement is for three years and stipulates a base salary of $120,000 in year one, $240,000 in year two and $360,000 in year three. The agreement also included a signing bonus of $60,000 upon commencement of the agreement. At the Board of Directors meeting of April 17, 2014, the Board resolved to enter into three year contract with Mr. Farkas, whereby Mr. Farkas will receive a monthly salary of $40,000 with an increase to $50,000 per month in the event the Company becomes listed on NASDAQ or NYSE.  All other aspects of his 2010 contract shall remain the same.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board has the authority to fix the compensation of directors. Jack Zwick has received 75,000 shares as compensation for his services as a director and interim Chief Financial Officer.

The Company entered into a director agreement (the “Richardson Agreement”) with Governor Richardson. Pursuant to the Richardson Agreement, Governor Richardson will fulfill general duties associated with being Chairman of the Board. For every board meeting he attends, Governor Richardson will receive five-year options to purchase 5,000 shares at an exercise price equal to the then-current market price, which will vest two years following the grant date, and $1,500, which can be paid in shares at a value of $3,000 at the Company’s discretion. Additionally, Governor Richardson will receive $100,000 annually for being Chairman of the Board. Upon the execution of the Richardson Agreement, Governor Richardson received 200,000 shares and five-year options to purchase 10,000 shares at an exercise price of $1.00, which will vest two years following the grant date.

The Company entered into a director agreement (the “Fields Agreement”) with Mr. Fields. Every year that he is a member of the Board, Mr. Fields will receive five-year options to purchase 12,000 shares at an exercise price equal to $0.01 above the closing price on the date of grant, which will vest two years following the grant date. For every board meeting he attends, Mr. Fields will receive five-year options to purchase 5,000 shares at an exercise price equal to $0.01 above the closing price on the date of grant, which will vest two years following the grant date, and $1,500, which can be paid in shares at a value of $3,000 at the Company’s discretion. Additionally, should Mr. Fields become chairman of any Board committee, he will receive $1,500 for every committee meeting attended, which can be paid in shares at a value of $3,000 at the Company’s discretion. Upon the execution of the Fields Agreement, Mr. Fields received 50,000 shares. On April 17, 2014, the Company’s Board of Directors accepted the resignation letter of Mr. Fields of January 3, 2014 from the Company’s Board of Directors.  Upon Mr. Fields’ accepted resignation from the Board, the Fields Agreement was terminated.

The Company entered into a director agreement (the “Beck Agreement”) with Mr. Beck. Every year that he is a member of the Board, Mr. Beck will receive five-year options to purchase 12,000 shares at an exercise price equal to $0.01 above the closing price on the date of grant, which will vest two years following the grant date. For every board meeting he attends, Mr. Beck will receive five-year options to purchase 5,000 shares at an exercise price equal to $0.01 above the closing price on the date of grant, which will vest two years following the grant date, and $1,500, which can be paid in shares at a value of $3,000 at the Company’s discretion. Additionally, should Mr. Beck become chairman of any Board committee, he will receive $1,500 for every committee meeting attended, which can be paid in shares at a value of $3,000 at the Company’s discretion. Upon the execution of the Beck Agreement, Mr. Beck received 50,000 shares.  Upon Mr. Beck’s resignation from the Board on October 10, 2013, the Beck Agreement was terminated.

The Company entered into a director agreement (the “Shapiro Agreement”) with  Mr. Shapiro on April 28, 2014. The Shapiro Agreement has a term of three years, and Mr. Shapiro shall attend no fewer than four meetings per year. As compensation for his services, Mr. Shapiro shall receive: (i) annual compensation of $100,000; (ii) an option to purchase 400,000 shares of Common Stock, upon execution of the director agreement at an exercise price $0.01 above the closing price on the date of execution (the “Membership Option Award”); (iii) an option to purchase up to 5,000 shares of Common Stock for each Board meeting attended by Mr. Shapiro, at an exercise price $0.01 above the closing price on the date of such a meeting; (iv) $1,500 for each Board meeting attended for Mr. Shapiro; and (v) $1,500 for each committee meeting of the Board of Directors, should Mr. Shapiro become Chairman of such committee. The Membership Option Award shall vest immediately and expire seven years from the date of issue; all other options issued pursuant to the director agreement shall have a one year vesting period and expire five years from the date of issue. Pursuant to the director agreement, Mr. Shapiro has agreed to a six month lock-up period for the disposition of any shares acquired, and, following the expiration of such lock-up period, shall have the right to sell up to five percent of the total daily trading volume of the Common Stock. The Shapiro Agreement may be terminated upon 30 days written notice by either party.

The following table provides information for 2013 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2013. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(1) Governor Richardson	$3,000	$0	$11,137	$-	$-	$100,000	$114,137
(2) William Fields	$9,000	$74,500	$33,477	$0	$0	$0	$116,977
(3) Eckhardt Beck	$12,000	$71,000	$35,117	$0	$0	$0	$118,117
(4) Andrew Shapiro	$-	$-	$-	$-	$-	$-	$-

(1) Governor Richardson was appointed as a Director on December 14, 2012
(2) Mr. Fields was appointed as a Director on January 11, 2013 and the Board of Directors accepted Mr. Fields’ resignation letter of January 3, 2014 on April 17, 2014.
(3) Mr. Beck was appointed as a Director on April 3, 2013 and resigned his directorship on October 10, 2013.
(4) Mr. Shapiro was appointed as a Director on April 17, 2014.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized For Issuance Under Equity Compensation Plans

There are no securities authorized for issuance under an Equity Compensation Plan, other than 10,000,000 of stock and options to employees, consultants, officers and directors.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 25, 2014, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 25, 2014. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 25, 2014 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent Common Stock (1)	Amount and Nature of Beneficial Ownership of Series A Preferred Stock	Percent of Series A Preferred Stock (2)
5% Shareholders

Eventide Gilead Fund Institutional Trust Custody 7 Easton Oval, EA4E62 Columbus, OH 43219	14,285,714	(3)	16.838%	-	-

Platinum Partners Value Arbitrage Fund LP (4) 152 West 57th Street New York, N.Y. 10019	5,951,985		7.660%	-	-

Platinum Partners Liquid Opportunity Master Fund, LP (4) 152 West 57th Street, 4th Floor New York, NY 10019	4,063,215	(5)	5.100%	-	-

Nathan Low 600 Lexington Avenue, 23rd Floor New York, NY 10022	8,740,552	(6)	11.042%	-	-

Wolverine Flagship Fund Trading Limited Wolverine Asset Management, LLC 175 West Jackson Blvd Chicago, IL 60604	7,000,000	(7)	8.728%	-	-

Regal Funds 152 West 57th Street, 9th Floor New York, NY 10019	6,872,708	(8)	8.464%	-	-

Allston Limited Blake Building, Suite 302 Corner of Hutson & Eyre Street Belize City, Belize	5,600,000	(9)	7.152%	-	-

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent Common Stock (1)	Amount and Nature of Beneficial Ownership of Series A Preferred Stock	Percent of Series A Preferred Stock (2)
Directors and Executive Officers

Michael D. Farkas 1691 Michigan Avenue, Suite 601 Miami Beach, FL 33139	48,196,829	(10)	44.447%	10,000,000	100%

Bill Richardson 1691 Michigan Avenue Suite 601 Miami Beach, FL 33139	200,000		*	-	-

Jack Zwick 20950 Civic Center Drive, Suite 418 Southfield, MI 48076	75,000		*	-	-

Andy Kinard 1691 Michigan Avenue, Suite 601 Miami Beach, FL 33139	10,000	(11)	*	-	-

Andrew Shapiro 1691 Michigan Avenue, Suite 601 Miami Beach, FL 33139	12,658

All directors and officers as a group (5 people)	48,494,487		44.718%	10,000,000	100%

*	Less than 1%

(1)
Based on 77,697,633 shares of common stock issued and outstanding as of April 25, 2014.  Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)
Based on 10,000,000 shares of Series A Preferred Stock issued and outstanding as of April 25, 2014.  Each share of Series A Preferred Stock has voting rights five times the number of shares of common stock into which the Series A Preferred Stock are convertible, as designated in the Certificate of Designation for the Series A Convertible Preferred Stock. The total aggregate number of votes for the Series A Preferred Stock is 125 million.

(3)	Includes 7,142,857 warrants which are currently exercisable.

(4)	The two funds are affiliated and vote their shares in tandem.

(5)	Includes 2,000,000 warrants which are currently exercisable.

(6)
Includes 3,368,702 shares held by Sunrise Securities Corp., which is 100% owned by Nathan Low; 1,750,000 shares held by NLBDIT Portfolio LLC, a trust held in the name of Nathan Low’s children, of which he is a guardian; 1,200,000 shares held by the Sunrise Charitable Foundation of which Mr. Low has voting authority, 766,000 warrants, which are currently exercisable, held by Sunrise Financial Group, which is 100% owned by Nathan Low;  100,000 warrants, which are currently exercisable, held by Nathan Low and 591,850 warrants in Mr. Low’s Individual Retirement Account.

(7)	Includes 2,500,000 warrants which are currently exercisable.

(8)	Includes 3,500,000 warrants which are currently exercisable.

(9)	Includes 600,000 warrants which are currently exercisable.

(10)
Includes 10,000,000 Series A Convertible Preferred shares as if converted into 25,000,000 shares of common stock; 2,598,000 shares of common stock and 5,000 warrants all owned by Mr. Farkas.  Additionally included are 250,000 common shares owned by each of Mr. Farkas’ three minor children of which Mr. Farkas has voting authority and serves as custodian; 4,000 shares owned by the Farkas Family Irrevocable Trust of which Mr. Farkas is a beneficiary and 250,000 common shares owned by The Farkas Family Foundation of which Mr. Farkas has voting authority as trustee, and 12,742,494 common shares 5,733,335 warrants, which are currently exercisable, held by The Farkas Group, Inc. which is wholly-owned by Michael D. Farkas and 1,114,000 common shares, which is owned by the Ze’evi Group Inc.of which Mr. Farkas is a controlling party.

(11)	Includes 10,000 warrants, which are currently exercisable, held by Andy Kinard.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company paid commissions to a company owned by its Chief Executive Officer totaling $38,500 and $77,500 during the years ended December 31, 2013 and 2012 for business development related to installations of EV charging stations by the Company in accordance with the support services contract.

In February 2013, the Company had borrowed $2,000 from a shareholder on an unsecured basis with interest at 12% due on demand.  The loan was paid in full in eight days with accrued interest thereon of $5.

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

For the year ended December 31, 2013, the Company issued nine notes to a company which was controlled and now owned by the CEO of the Company that is also a shareholder totaling $440,000 with interest at 12% per annum and payable on demand for working capital purposes. As of December 31, 2013, the Company had repaid the shareholder all notes inclusive of accrued interest of $10,117 thereon.

The Company incurred accounting and tax service fees totaling $61,393 and $68,913 for the years ended December 31, 2013 and 2012 provided by a company that is partially owned by the Company’s Chief Financial Officer.

On March 29, 2012, the Company entered into a patent license agreement with a stockholder of the Company and a related party under common ownership. Under terms of the agreement, the Company has agreed to pay royalties to the licensors equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or use of the licensed products and licensed processes. As of December 31, 2013, the Company has not incurred nor paid any royalty fees related to this agreement.

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

We have determined that Governor Richardson is an independent director.

DISCLOSURE OF COMMISSION POSITION ON INDEMNIFICATION OF SECURITIES ACT LIABILITIES

Our directors and officers are indemnified as provided by the Nevada corporate law and our Bylaws. We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We have been advised that in the opinion of the SEC indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court’s decision.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were billed approximately $402,500 and $114,700 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2013 and 2012.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and 2012.

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

Our audit committee pre-approves all services provided by our independent auditors.

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

The audited consolidated balance sheet of the Company as of December 31, 2013  the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, the footnotes thereto, and the report of EisnerAmper L.L.P., independent auditors, are filed herewith.

The audited consolidated balance sheets of the Company as of December 31, 2012  the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, the footnotes thereto, and the report of Goldstein Schecter Koch P.A., independent auditors, are filed herewith.

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

Exhibit Number	Description
3.1(a)	Articles of Incorporation (1)
3.1(b)	Amendment to Articles of Incorporation changing name and increasing the number of preferred shares authorized filed with the State of Nevada on December 7, 2009 (2)
3.1(c)	Amendment to Articles of Incorporation increasing the number of preferred shares authorized filed with the State of Nevada on June 29, 2012 (3)
3.1(d)	Certificate of Designation for Series A Preferred Stock (2)
3.1(e)	Amendment No. 1 to Certificate of Designation for Series A Preferred Stock (4)
3.1(f)	Certificate of Designation for Series B Preferred Stock (3)
3.2	Bylaws (1)
4.1	Form of Warrant(2)
14.1	Code of Ethics (16)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

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

Dated: May 2, 2014	CAR CHARGING GROUP, INC.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bill Richardson	Chairman of the Board	May 2, 2014
Bill Richardson

/s/ Michael D. Farkas	Chief Executive Officer and Director	May 2, 2014
Michael D. Farkas	(principal executive officer)

/s/ Jack Zwick	Chief Financial Officer and Director	May 2, 2014
Jack Zwick	(principal financial and accounting officer)

/s/ Andy Kinard	President and Director	May 2, 2014
Andy Kinard

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