Form 10-Q
period 2014-03-31
Car Charging Group, Inc.
filed 2014-06-06
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

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

As of June 6, 2014: 77,697,633 shares of common stock, $0.001 par value were issued and outstanding.

CAR CHARGING GROUP, INC. & SUBSIDIARIES
FORM 10-Q
March 31, 2014

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

CAR CHARGING GROUP, INC. & SUBSIDIARIES
March 31, 2014

Index to Financial Statements

FINANCIAL STATEMENTS	Page #

Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	2

CAR CHARGING GROUP, INC. & SUBSIDIARIES
Condensed Consolidated Balance Sheets

	MARCH 31,	DECEMBER 31,
	2014	2013
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,904,327	$7,837,339
Restricted cash	450,046	--
Accounts receivable and other receivables, net of allowance for doubtful accounts of $0 and $0, respectively	464,059	216,003
Inventory	1,692,190	1,441,792
Advanced commissions, net of an allowance of $428,000 and $385,750, respectively	5,000	20,000
Prepaid expenses and other current assets	410,531	271,675
Total current assets	7,926,153	9,786,809

FIXED ASSETS
EV charging stations, net of accumulated depreciation of $3,151,976 and $2,433,487, respectively	6,521,857	7,015,237
Software, net of accumulated amortization of $92,410 and $65,515, respectively	233,925	260,820
Automobiles, net of accumulated depreciation of $50,330 and $39,662 respectively	219,585	93,089
Office and computer equipment, net of accumulated depreciation of $52,678 and $43,383, respectively	45,727	55,022
Machinery and equipment, net of accumulated depreciation of $13,444 and $10,465, respectively	58,065	61,044
Total fixed assets, net	7,079,159	7,485,212

DEPOSITS	45,821	42,275

INTANGIBLE ASSETS, net of accumulated amortization of $361,662 and $109,854	711,840	963,648

GOODWILL	4,901,261	4,901,261

OTHER ASSETS	87,261	290,887

TOTAL ASSETS	$20,751,495	$23,470,092

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of notes payable	$511,963	$439,739
Accounts payable	5,238,480	5,328,419
Accrued expenses	6,816,285	6,357,684
Warrants payable	722,600	1,216,000
Derivative warrant liability	9,720,399	9,511,364
Deferred revenue	491,183	212,094
Deferred rent	15,005	13,881
Total current liabilities	23,515,915	23,079,181

DEFERRED REVENUE, net of current portion	824,418	678,392

DEFERRED RENT, net of current portion	2,626	6,564

NOTES PAYABLE, net of current portion	28,861	129,202

TOTAL LIABILITIES	24,371,820	23,893,339

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Series A Convertible Preferred Stock, $0.001 par value; 10,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	10,000	10,000

Common Stock, 500,000,000 shares authorized at $0.001 par value; 77,697,633 and 77,124,833 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	77,698	77,125
Additional paid-in capital	46,060,436	45,399,170
Accumulated deficit	(49,768,459)	(45,909,542)
TOTAL STOCKHOLDERS' DEFICIT	(3,620,325)	(423,247)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,751,495	$23,470,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC & SUBSIDIARIES
Condensed Consolidated Statements of Operations
(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2014	March 31, 2013
Revenue:
Service fees	$255,659	$10,576
Grant and rebate revenue	62,633	4,999
Sales	37,393	--
TOTAL REVENUE	355,685	15,575

Costs:
Cost of services	535,608	4,409
Depreciation and amortization	745,877	--
Cost of sales	30,716	--
TOTAL COSTS	1,312,201	4,409

Gross profit (loss)	(956,516)	11,166

Operating expenses:
Compensation	1,820,727	1,018,053
Other operating expenses	402,863	132,850
General and administrative	965,634	860,525
TOTAL OPERATING EXPENSES	3,189,224	2,011,428

Loss from operations	(4,145,740)	(2,000,262)

Other income (expense):
Interest expense, net	(34,331)	(10,250)
Amortization of discount on convertible debt	--	(117,992)
Gain (loss) on settlement of accounts payable for cash and common stock	21,000	(47,856)
Gain on settlement of accounts payable for cash	15,789	--
Induced debt conversion expense	--	(46,701)
Loss on change in fair value of derivative warrant liability	(209,035)	--
Gain on change in fair value of warrant payable	493,400	--
Total other income (expense)	286,823	(222,799)

Net loss	$(3,858,917)	$(2,223,061)

Net loss per common share – basic and diluted	$(0.05)	$(0.05)
Weighted average number of common shares outstanding – basic & diluted	77,568,104	45,575,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)

					Additional		Total Stockholders
	Preferred-A	Preferred-A	Common	Common	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2013	10,000,000	$10,000	77,124,833	$77,125	$45,399,170	$(45,909,542)	$(423,247)

Warrants and options issued for compensation and services					519,840		519,840

Common stock issued for compensation and services			100,000	100	136,900		137,000

Common stock issued for settlement of accounts payable			4,098	4	4,995		4,999

Cashless conversion of warrants into common stock			468,702	469	(469)		--

Net loss for the three months ended March 31, 2014						(3,858,917)	(3,858,917)

Balance at March 31, 2014	10,000,000	$10,000	77,697,633	$77,698	$46,060,436	$(49,768,459)	$(3,620,325)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,858,917)	$(2,223,061)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,020,892	133,381
Amortization of discount on convertible notes payable	--	117,992
Loss on change in fair value of derivative warrant liability	209,035	--
Non-cash compensation
Common stock issued for services and compensation	--	461,392
Warrants and options issued for services and compensation	519,840	525,163
Provision for loss on advanced commissions	42,250	--
(Gain) loss on settlement of accounts payable for common stock	(21,000)	47,856
Gain on settlement of accounts payable for cash	(15,789)	--
Induced debt conversion expense	--	46,701
Gain on change in fair value of warrant payable	(493,400)	--
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(248,056)	--
Inventory	(250,398)	--
Advanced commissions	(27,250)	(18,500)
Prepaid expenses and other current assets	11,144	51,152
Deposits	(3,546)	--
Other assets	52,869	34,016
Accounts payable and accrued expenses	544,964	276,579
Deferred revenue	425,115	777,531
Deferred rent	(2,814)	(1,899)
Accrued interest - related party	--	(5)
Net Cash (Used in)/ Provided by Operating Activities	(2,095,061)	228,298

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of automobile	(137,165)	--
Purchase of electric charging stations	(222,623)	(859,547)
Cash from acquisitions in excess of amount paid	--	(171,075)
Net Cash Used in Investing Activities	(359,788)	(1,030,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash for the purchase of inventory	(450,046)	--
Sale of common stock, net of issuance costs	--	1,958,069
Payment of notes and convertible notes payable	(28,117)	(148,972)
Net Cash (Used In)/Provided by Financing Activities	(478,163)	1,809,097

NET INCREASE/(DECREASE) IN CASH	(2,933,012)	1,006,773

CASH AT THE BEGINNING OF PERIOD	7,837,339	13,416
CASH AT END OF PERIOD	$4,904,327	$1,020,189

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest expenses	$529	$3,310
Income taxes	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of Common stock issued in exchange for conversion of warrants	$469	$--
Common stock issued for settlement of accounts payable	$4,999	$85,390
Issuance of common stock for services previously accrued	$137,000	$--
Purchase of software development for common stock	$--	$150,000
Software development costs reclassified from other assets to prepaid and other current assets	$150,000	$--
Issuance of common stock for acquisition	$--	$2,000,000
Issuance of note payable for acquisition	$--	$461,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES
March 31, 2014
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION

Car Charging Group Inc. (“CCGI”) was incorporated on October 3, 2006 under the laws of the State of Nevada as New Image Concepts, Inc.  On November 20, 2009, New Image Concepts, Inc. changed its name to Car Charging Group, Inc.

Car Charging, Inc. was incorporated as a Delaware corporation on September 3, 2009.   Car Charging Inc. was created to develop electric charging service facilities for the electric vehicle (EV) automobile market.  Pursuant to its business plan, Car Charging Inc. (or its affiliates) acquires and installs EV charging stations, and shares servicing fees received from customers that use the charging stations with the property owner(s), on a property by property basis.    Additionally, the Company sells hardware to others.   Car Charging, Inc., therefore, enters into individual arrangements for this purpose with various property owners, which may include cities, counties, garage operators, hospitals, multi- family properties, shopping-malls and facility owner/operators.

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

LIQUIDITY

At March 31, 2014, the Company had $4,904,327 in cash resources to meet current obligations. In addition, as of March 31, 2014, the Company had a net working capital deficit of $15,589,762. Historically, the Company has been dependent on debt and equity raised from individual investors and government grants to sustain its operations. The Company has obtained financing commitments totaling $6,250,000 through December 31, 2014 from four existing shareholders, in the event additional financing is necessary. Should management seek additional debt and/or equity financing for the Company, it can not assure that such financing will be available on acceptable terms, if at all.  The Company’s management believes that the Company has sufficient resources to fund its operations through at least March 31, 2015.

ACQUISITIONS

The consolidated financial statements consist of CCGI and its wholly-owned subsidiaries, including Beam Charging LLC, EV Pass LLC, 350Green LLC and Blink Network LLC. Beam Charging LLC was acquired on February 26, 2013, EV Pass LLC was acquired on April 3, 2013, 350Green LLC was acquired on April 22, 2013 and Blink Network LLC was acquired on October 16, 2013.  Accordingly, the operating results of these businesses are included from their respective acquisition dates.  They are collectively referred to herein as the “Company” or “Car Charging”.  All intercompany transactions and balances have been eliminated in consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on May 2, 2014.

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in both the Consolidated Balance Sheets and Consolidated Statement of Cash Flows. The Company has cash on deposits in several financial institutions which, at times, may be in excess of FDIC insurance limits. The Company has not experienced losses in such accounts.  At March 31, 2014, the Company had a $450,046 certificate of deposit at a financial institution which serves as collateral for a letter of credit in the amount of $411,745 toward the purchase of inventory from a foreign vendor.  Payment was made in May 2014 at which time any unencumbered collateral in the certificate of deposit became unrestricted cash.

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

As of March 31, 2014 and December 31, 2013, inventory was comprised solely of finished goods and parts that are available for sale.

FIXED ASSETS

Fixed assets are carried at historical cost less accumulated depreciation.  Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, as set forth in the table below.

Useful Lives (in Years)
Computer software and office and computer equipment	3-5 years
Machinery and equipment, automobiles, furniture & fixtures	3-10 years
Installed Level 2 electric vehicle charging stations	3 years
Installed Level 3 electric vehicle charging stations	5 years

When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Minor additions and repairs are expensed in the period incurred.  Major additions and repairs which extend the useful life of existing assets are capitalized and depreciated on a straight line basis over their remaining estimated useful lives.

EV CHARGING STATIONS

EV Charging Stations represents the depreciable cost of charging devices that have been installed on the premises of participating owner/operator properties or earmarked to be installed.  Upon sale, replacement or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Consolidated Statements of Operations. The Company held approximately $866,000 and $1,135,000 in EV charging stations that were not placed in service as of March 31, 2014 and December 31, 2013, respectively. The Company will begin depreciating this equipment when installation is substantially complete.  In conjunction with the acquisition of Blink Network LLC, in October 2013, the Company’s management determined that the Company is no longer a development stage company as it has established the business and corresponding revenue generating opportunities through its principal operations.  EV charging station depreciation, formerly classified as general and administrative expenses and Blink Network software amortization, are now classified as Cost of Sales. Depreciation expense pertaining to EV charging stations for the three months ended March 31, 2014 was $718,489. EV charging station depreciation of $114,608 for the three months ended March 31, 2013 was recorded in general and administrative expenses.

SOFTWARE

Amortization expense for the three months ended March 31, 2014 and 2013 pertaining to network software was $24,408 and $0, respectively. The 2014 amortization expense is recorded as Cost of Revenue. Non network software amortization for the three months ended March 31, 2014 and 2013 was $2,487 and $0, respectively.

OFFICE AND COMPUTER EQUIPMENT

Depreciation expense for the three months ended March 31, 2014 and 2013 was $9,295 and $3,868, respectively.

AUTOMOBILES

The Company operates seven electrically-charged enabled automobiles.  Depreciation expense for the three months ended March 31, 2014 and 2013 was $10,668 and $5,734, respectively.

MACHINERY AND EQUIPMENT

Depreciation expense classified as Cost of Sales for the three months ended March 31, 2014 and 2013 was $2,979 and $0, respectively.

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

GOODWILL

Goodwill represents the premium paid over the fair value of the intangible and net tangible assets acquired in business combinations. The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. There have been no goodwill impairments during the three months ended March 31, 2014.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, deposits and advanced commissions, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2014 and December 31, 2013.

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

The Company entered into a joint marketing agreement with Nissan North America for which among other matters requires the Company to build, own, operate and maintain a network of 48 fast chargers throughout the United States and create an auto dealer network promotion and referral program so as to facilitate sales of electric vehicles to their potential customers. Payments received under the agreement on March 29, 2013 of $782,880 were deferred and will be recognized ratably over the life of the chargers once installed. The Company identified the obligation to install and maintain the chargers and the obligation to create a referral and promotion program as separate elements under the agreement but determined that they did not qualify as separate units of accounting for purposes of recognizing revenue. The multiple deliverables are not separate units of accounting because Nissan North America has not delineated specific amounts of the revenue to particular elements of the agreement and the Company is unable to estimate the fair value or the selling price of the respective deliverables. The Company is required to install the network by June 30, 2014. Five of the fast chargers have been installed as of March 31, 2014 and $4,984 of revenue has been recognized during the quarter ended March 31, 2014.  No revenue was recognized during the three months ended March 31, 2013. Nissan reserves the right of full remedies under the law in the event the chargers are not installed by the required deadline.

Governmental grants and rebates pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded.  Government grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives.

RECLASSIFICATION

As a result of the Company emergence from a developmental stage company, EV charging station depreciation and Blink Network software amortization, formerly classified as general and administrative expenses are now classified as Cost of Revenues in the Statement of Operations for the three months ended March 31, 2014. Depreciation and amortization for the three months ended March 31, 2013 was recorded as general and administrative expenses as the Company was still in the developmental stage.

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

INCOME TAXES

The Company follows Section 740 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.  As of March 31, 2014, the Company maintained a full valuation allowance against its deferred tax assets since it is more likely than not that the future tax benefit on such temporary differences will not be realized.

The Company adopted Section 740-10 of the FASB Accounting Standards Codification (“Section 740-10”). Section 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10, the Company may recognize the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement by examining taxing authorities.  Section 740-10-25 also provides guidance on de-recognition, classification, between interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company has open tax years going back to 2010 through 2012 which may be subject to audit by federal and state authorities.  The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s Consolidated Statement of Operations.

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

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the three months ended March 31, 2014 and 2013, as they were anti-dilutive.

	2014	2013

Convertible notes	--	251,989

Preferred stock issued	25,000,000	25,000,000

Warrants	36,936,137	13,237,301

Options	5,006,665	3,370,000
Total Potential Dilutive Shares	66,942,802	41,859,290

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

SEGMENT REPORTING

The Company operates in only one segment - public electric vehicle charging services at locations throughout the United States.  Accordingly, segment related information is not reported in the Current Report on Form 10-Q.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results, and requires expanded disclosures for discontinued operations. ASU 2014-08 is effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company adopted ASU 2014-08 effective January 1, 2014, and adoption will have an impact on the Company’s financial statement presentation, financial position or results of operations.

There have been no other accounting pronouncements or changes in accounting pronouncements during the quarter ended March 31, 2014 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows. Accounting pronouncements that became effective during the quarter ended March 31, 2014 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

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

3.	ACCOUNTS RECEIVABLE

Accounts and other receivables consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
New York State Energy and Resource Development Authority	$262,805	$--
Due from the estate of Electric Transportation Engineering Corporation of America	145,392	143,282
Other accounts receivable	55,862	72,721
	$464,059	$216,003

New York State Energy and Resource Development Authority

As of the acquisition date of Beam, Beam had a contract with the New York State Energy and Resource Development Authority (“NYSERDA”) to receive up to $399,110 for the installation of 28 electric vehicle charging stations in New York State.  As of March 31, 2014, the remaining 22 stations had been installed and the related receivable at March 31, 2014 was paid by NYSERDA in full in April 2014.

ECOtality

The amount due from the estate of Electric Transportation Engineering Corporation of America of $145,392 consists of Blink Network LLC revenue received by the estate for charging services rendered after the execution of the APA offset by expenses paid by the estate on behalf of the Company.

4.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at:

	March 31, 2014	December 31, 2013
Prepaid consulting fees	$5,456	$23,493
Prepaid compensation	179,206	256,171
Short term storage, utility and other deposits	135,043	42,187
Prepaid software application	150,000	--
Sundry prepaid expenses and other current assets	15,470	75,829
Subtotal	485,175	397,680
Less: non-current portion	(74,644)	(126,005)
Prepaid and other current assets	$410,531	$271,675

On December 6, 2012, the Company retained an individual to serve as chairman of the Company’s Board of Directors for three years.  As part of the chairman’s compensation, the Company issued to him 200,000 fully vested shares of the Company’s common stock valued at $316,000 which is based on the market value on the date of issuance.  As of March 31, 2014, the prepaid portion of the compensation was $179,206.  The expense will be recognized ratably over the term of the agreement.

On February 5, 2013, the Company entered into a binding memorandum of understanding with a firm to develop application software. As part of its fee, the firm was issued 113,636 fully vested shares of the Company’s common stock at a price of $1.32 per share based on the market price on the date of issuance totaling $150,000. This fee is recorded as Prepaid and other current assets on the Company’s balance sheet as of March 31, 2014.   The Company introduced the application in the commercial market in May 2014 and anticipates an estimated useful life of one year to be recognized ratably over the year.

On August 12, 2013 the Company retained a firm to provide the Company with management advisory services over a year. As part of the agreement the Company issued 3,000 shares of its common stock to the firm and 7,000 shares of its common stock to a principal of the firm; each at $1.50 per share and valued at $15,000 in aggregate which is based on the market value on the date of issuance. The expense will be recognized ratably over the term of the agreement. As of March 31, 2014, the prepaid portion of those services was $5,456.

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

The Company acquired Beam in order to expand its presence in the New York City market and has accounted for the transaction as a business combination. The fair value of assets acquired exceed the liabilities assumed at the closing date resulting goodwill of $1,601,882 representing the future economic benefits to be derived from the acquisition as a result of the significant presence of electric charging stations in the New York City metropolitan area.

The Exchange Agreement provided for an anti-dilution benefit to former members of Beam whereby until such time as a former member sells or disposes of all of his Company common shares of stock, any Triggering Event, as defined by the Agreement, whereby the issue price of the Company stock is below $1.58 shall cause the Company to issue a warrant to each former member to purchase an additional number of Company common shares at the Triggering Event price so as to preserve such Beam Member’s pre-Triggering Event percentage ownership in the Company. From an historical perspective, the Company has raised capital through the issuance of stock and issued stock, options and warrants for services and compensation on a frequent basis since inception at various prices, differing vesting periods and differing expiration dates. The Company has recorded warrants payable and a provision for warrants payable for warrants that will be issued based on the Triggering Events occurring during the period of February 26, 2013 through March 31, 2014. As of March 31, 2014, the warrants had not yet been issued.  The Company can not estimate how long the former members will hold their stock, what market conditions will be when stock is sold and or when stock, options or warrants will be issued and under what terms of issuance as of the date of the acquisition. It is for those reasons, that the Company cannot estimate the amount of additional consideration associated with the anti-dilution benefit. The Company will continue to record an increase to the warrants payable and the related expense based on the occurrence of Triggering Events. The Company estimates the warrants payable based on Black Scholes inputs and recorded the fair value of the warrants to be issued as of March 31, 2014.  The measurement is based on significant inputs that are not observable in the market, which “Fair Value Measurements and Disclosures” (ASU Topic 820) refers to as Level 3 inputs. The warrants payable balance at March 31, 2014 and December 31, 2013 was $722,600 and $1,216,000 respectively after a gain on a mark to market adjustment of $493,400 was recorded for the three months ended March 31, 2014.

350 Green Acquisition

The Company has accounted for the acquisition of 350 Green as a business combination.  The fair value of the liabilities assumed exceeded the fair value of the assets acquired and the consideration transferred, by $3,299,379 which was ascribed to goodwill.

The unaudited pro forma revenues and net loss of Car Charging Group, Inc. and the acquirees for the three months ended March 31, 2013 as if the acquisitions occurred as of January 1, 2013, is as follows:

	Car Charging Group, Inc.	Beam Charging LLC	350 Green LLC	Blink Network LLC	Total
Revenue	$14,542	$2,307	$111,033	$12,427,000	$12,554,882
Net loss	$(2,194,751)	$(64,986)	$(451,422)	$(649,000)	$(3,360,159)

ASSETS AND LIABILITIES HELD FOR TRANSFER TO TRUST MORTGAGE

The Company has been continuously negotiating with the 350 Green creditors in an attempt to reduce 350 Green’s liabilities.  On April 17, 2014, the Company’s Board of Directors executed a resolution to form a Trust Mortgage relating to 350 Green.  A Trust Mortgage is a non-judicial vehicle for the reorganization and the debt restructuring or the sale or wind down of 350 Green and a liquidation of its assets under the control of a third party trustee. It is similar in intent to an Assignment for the Benefit of Creditors under applicable state law but unlike an Assignment or a liquidation under the United States Bankruptcy Code, the Trust Mortgage is not governed by statute except to the extent of Article 9 of the Uniform Commercial Code as it relates to the grant of a security interest by the Company to the Trustee.

The Trust Mortgage is a binding contract between 350 Green and the trustee, to serve as fiduciary for the benefit of all creditors of 350 Green, and 350 Green confers upon the trustee the authority and power to manage the operations and assets of the business in a manner that will maximize recovery for 350 Green’s creditors.

The following table summarizes the fair value of assets and liabilities that would have been transferred to the Trust Mortgage as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Cash	$112	$2,189
Accounts receivable	2,350	11,459
Inventory	68,668	78,043
Fixed assets, net of accumulated depreciation of $1,072,975 and $934,543, respectively	1,155,723	1,404,722
Goodwill	3,299,379	3,299,379
Total assets	4,526,232	4,795,792

Accounts payable and accrued expenses	(4,475,797)	(4,578,112)
Notes payable	(111,140)	(136,140)
Deferred revenue	(14,272)	(15,631)
Total liabilities	(4,601,209)	(4,729,883)
Net assets/(liabilities)	$(74,977)	$65,909

The major components of revenue and expense in the consolidated Statement of Operations pertaining to the net liabilities that would have been transferred to the Trust Mortgage for the three months ended March 31, 2014 were:

Revenue	$18,604

Cost of revenue-non depreciation	25,496
Cost of revenue-depreciation	248,636
Gross (loss)	(255,528)
Operating expenses	9,063
Operating (loss)	(264,591)
Other expense	17,988
Net (loss)	$(282,579)

6.	INTANGIBLE ASSETS

Intangible assets were acquired in conjunction with the four acquisitions during 2013 and were recorded at their fair value at such time. Trademarks are amortized on a straight-line basis over their useful life of ten years. Patents are amortized on a straight-line basis over the life of the patent (twenty years or less), commencing when the patent is approved and placed in service on a straight line basis. Awarded government contracts are amortized over and in proportion to the collection period (18 months or less) of the grant.

In connection with the Blink acquisition, the Company acquired certain trademarks related to the Blink charging network and certain technological patents relating to electric vehicle charging equipment.  In connection with the acquisition of Beam, the Company acquired awarded government contracts. These intangible assets were capitalized at their estimated fair values at the respective dates of acquisition and will be amortized over their remaining estimated useful lives.

	Gross Carrying Amount at December 31, 2013	Accumulated Amortization at December 31, 2013	Amortization- Three months ended March 31, 2014	Net Carrying Amount At March 31, 2014
Trademarks	$17,580	$(1,367)	$(628)	$15,585
Patents	132,661	(1,447)	(1,951)	129,263
Awarded government contracts	923,261	(107,040)	(249,229)	566,992
Totals	$1,073,502	$(109,854)	$(251,808)	$711,840

The Company assesses the potential impairment of indefinite-lived intangible assets whenever any other events or changes in circumstances indicate that it is more-likely-than-not that the carrying value of the assets may not be recoverable. Factors the Company considers in determining when to perform an impairment assessment include current market value, future asset utilization, business climate, and future cash flows expected to result from the use of the related assets. If there is indication of potential impairment, management prepares an estimate of future cash flows expected to result from the use of the assets and its eventual disposition. If the carrying amount of the asset exceeds the total amount of the estimated undiscounted future cash flows from that asset, a loss is recognized in the period to the extent that the carrying amount exceeds its estimated fair value.  No events or changes in circumstances occurred during the quarter ended March 31, 2014 which indicated the carrying value of the Company’s long-lived tangible assets and finite-lived intangible assets may not be recoverable.

Amortization expense related to intangible assets was $251,808 and $6,906 for the three months ended March 31, 2014 and 2013, respectively.

Based on the intangible assets recorded at March 31, 2014, and assuming no subsequent impairment of the underlying assets, annual amortization expense for the next five years is expected to be as follows:

For the Year Ending March 31,:
2015	$577,307
2016	10,315
2017	10,315
2018	10,315
2019	10,315
Thereafter	93,273

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2014	December 31, 2013
Accrued Department of Energy Fee	$2,316,508	$2,316,508
Accrued registration rights penalty	1,543,000	1,543,000
Accrued consulting fees	933,622	985,412
Accrued warranty liability	367,178	514,000
Accrued taxes payable	492,682	415,506
Accrued wages	18,080	23,800
Accrued fees	568,349	135,000
Accrued host fees	471,295	356,414
Due to JNS	52,186	48,797
Accrued interest expense	53,385	19,537
Total	$6,816,285	$6,357,684

U.S. Department of Energy

In conjunction with the U.S. Department of Energy (“DOE”) grant, the DOE owns 51% of all property reimbursed under the terms of the grant with a fair value in excess of $5,000 but allows for the grantee to purchase the DOE’s share at the end of the grant.  The DOE grant is currently under novation negotiations and terminated as of December 31, 2013.  The Company has accrued a liability of 51% of the net book value of all DC fast chargers in inventory and installed as of March 31, 2014 subject to the resolution of the novation negotiations. As of June 2, 2014, the Company has not received a request from the DOE to purchase the units.

Registration Rights Penalty

In connection with the sale of the Company’s stock during the quarter ended December 31, 2013, the Company sold 17,785,714 shares of its common stock and issued 17,785,714 warrants for gross proceeds of $15,450,000.  In conjunction with these sales, the Company also issued 112,000 shares of common stock, 988,000 warrant units and 112,000 warrants to placement agents.  The Company granted the purchasers’ and the placement agents’ registration rights on both the shares and the underlying shares related to the warrants within 60 days of the date of the sale of the stock, as amended.  The stock purchase agreement provided for a penalty provision imposed upon the Company of 1% of the gross proceeds per month for each month that the shares are not registered not to exceed 10%.  As of February 9, 2014, the amended 60 day threshold, the Company had not filed a registration statement with the Securities and Exchange Commission (“SEC”) but initially filed on February 18, 2014 and amended its filing on May 13, 2014.  The Company has accrued a liability for the maximum liability as it can not determine when the registration statement will become effective but does not believe at this time that it is probable that it will be effective before the maximum penalty is reached.  The Company has also accrued interest in the amount of $17,600 through April 30, 2014 at the rate of 18% per annum simple interest in accordance with the terms of the registration rights agreement.

Consulting Fees

Accrued consulting fees represent contractual obligations to issue either shares of the Company’s common stock and or cash to consultants for services rendered.  The Company is currently contesting whether the consultants performed in accordance with terms of their respective contracts and therefore has not issued the shares nor paid for the services.

Warranty

The Company provides a limited product warranty against defects in materials and workmanship for its Blink residential and commercial chargers, ranging in length from one to two years.  The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of sales.  Estimated warranty costs are based on historical product data and anticipated future costs.  Should actual failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified.  The changes in the carrying amount of accrued warranty reserves, for the three months ended March 31, 2014 is as follows:

Balance as of December 31, 2013	$514,000
Additional warranty liability accrued	--
Warranty costs incurred	(146,822)
Balance at March 31, 2014	$367,178

No warranty costs were incurred during the quarter ended March 31, 2013.

Fees

Accrued fees consist of professional, board of director and network fees.

8.	NOTES PAYABLE

In connection with the purchase of an electrically charged enabled automobile by the Company in the first quarter, of 2012, the Company entered into a financing agreement. The five-year note, collateralized by the related asset, bears interest at 4.75% and requires minimum monthly payments, inclusive of interest, of $1,216 commencing in May 2012. The unpaid principal balance of the note as of March 31, 2014 and December 31, 2013 was $41,717 and $44,836, respectively.

In May 2012, an individual lent Beam Charging LLC (“Beam”), $10,000 payable on demand at no interest and personally guaranteed by the then President of Beam. The debt remains unpaid as of March 31, 2014.

In conjunction with the acquisition of EV Pass in April 2013, the Company issued a non interest bearing $75,000 note, to be paid in three equal installments of $25,000 on each subsequent three month anniversary date of the note. The note was scheduled to be paid in full by November 3, 2013. The July 2013 payment was made in October 2013. The Company has not made any additional payments as of March 31, 2014 and the unpaid balance was $50,000.  The parties are currently in litigation as detailed in Note 14 –Commitments and contingencies.

In conjunction with the acquisition of 350 Green, the Company issued a non interest bearing note to the former members of 350 Green in the amount of $500,000 requiring a $10,000 payment at closing, a subsequent monthly payment of $10,000 and monthly payments of $20,000 thereafter until such time as the note is paid in full, circa May 2015. The Company imputed an interest rate of 12% to the note and recorded the debt at its present value on the date of issuance of $444,768. The Company has paid $140,000 in aggregate principal and interest as of March 31, 2014. The Company has not made any payments since November 2013 and is currently in default.  The parties are currently in litigation as detailed in Note 14.  The unpaid principal balance of the note at March 31, 2014 is $327,967 and the accrued interest as of March 31, 2014 is $12,109.

The Company also assumed a note payable to a law firm in the amount of $105,000 with interest at 5% per annum collateralized by 28 installed charging stations with payments of $10,500 per month to be paid in full as of December 31, 2013.  As of March 31, 2014, the Company owed $15,000 on the note and accrued interest in the amount of $3,873.

The Company also issued a note to the law firm to cover the legal expenses of the former members of 350 Green at the time of and in conjunction with the 350 Green acquisition.  The note in the amount of $96,140 is collateralized by the same 28 installed charging stations with no interest and monthly payments of $10,000 until the principal is paid.  The note is to be paid in full by July 1, 2015.  As of March 31, 2014, no payments have been made and the Company has accrued interest as of March 31, 2014 of $10,842.

Future minimum monthly note payments, exclusive of interest, by year as of March 31, 2014 are as follows:

2015	$511,963
2016	13,492
2017	14,158
2018	1,211
Total	$540,824

Interest expense for the three months ended March 31, 2014 and 2013 was $34,331 and $10,250 respectively.

9.	DEFERRED REVENUE

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

The Company entered into a joint marketing agreement with Nissan North America (“Nissan”) for which among other matters requires the Company to build, own, operate and maintain a network of 48 fast chargers throughout the United States and create an auto dealer network promotion and referral program so as to facilitate sales of electric vehicles to their potential customers. Payments received under the agreement on March 29, 2013 of $782,880 are deferred and will be recognized ratably over the life of the chargers as they are installed. The Company identified the obligation to install and maintain the chargers and the obligation to create a referral and promotion program as separate elements under the agreement but determined that they did not qualify as separate units of accounting for purposes of recognizing revenue. The multiple deliverables are not separate units of accounting because Nissan North America has not delineated specific amounts of the revenue to particular elements of the agreement and the Company is unable to estimate the fair value or the selling price of the respective deliverables. The Company has installed five units as of March 31, 2014 and is required to install the remainder of the network by June 30, 2014, as extended. The Company also received an additional $50,000 during the quarter ended March 31, 2014 to augment the units installed under the grant. For the three months ended March 31, 2014, $4,984 had been recognized as revenue.

As of the acquisition date of Beam, Beam had a contract with the New York State Energy and Resource Development Authority (“NYSERDA”) for the installation of 28 electric vehicle charging stations in New York State.  As of March 31, 2014, all 28 of these stations had been installed and the unamortized portion of the deferred revenue pertaining to these stations as of March 31, 2014 was $284,944. $35,274 was recognized as revenue during the quarter ended March 31, 2014 pertaining to NYSERDA. There are no additional amounts to be billed under this contract as of March 31, 2014.

The Company also had an additional contract with the New York State Energy and Resource Development Authority (“NYSERDA”) for the installation of 30 electric vehicle charging stations in New York State.  As of March 31, 2014, all 30 of these stations had been installed and the unamortized portion of the deferred revenue pertaining to these stations as of March 31, 2014 was $129,136. $12,080 was recognized as revenue during the quarter ended March 31, 2014 pertaining to NYSERDA.  There are no additional amounts to be billed under this contract as of March 31, 2014.

The Company had a contract with the NV Energy Commission to receive $45,000 and to install nine electric vehicle charging stations in the state of Nevada.  As of March 31, 2014, all nine stations had been installed and the unamortized portion of the deferred revenue pertaining to these stations as of March 31, 2014 was $43,876. $1,124 was recognized as revenue during the quarter ended March 31, 2014 pertaining to NV Energy Commission.

Deferred revenue as of March 31, 2014 consisted of the following:

	March 31, 2014	December 31, 2013
Nissan	$826,538	$781,521
NYSERDA	414,080	72,288
NV Energy	43,876	--
Other	31,107	36,677
	1,315,601	890,486
Less: non-current portion	(824,418)	(678,392)
Current portion	$491,183	$212,094

Grant, rebate and incentive revenue recognized during the three months ended March 31, 2014 and 2013 was $62,633 and $4,999, respectively.

10.	DERIVATIVE WARRANT LIABILITY

Warrants issued in connection with several private placements contain provisions that protect holders from a decline in the issue price of the Company’s common stock (or “down-round”) or that contain net settlement provisions.  The Company accounts for these warrants as liabilities instead of equity.  Down-round provisions reduce the exercise price or conversion price of a warrant if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or equity that have a lower exercise price or at a lower price.  Net settlement provisions allow the holder of the warrant to surrender shares underlying the warrant equal to the exercise price as payment of its exercise price, instead of physically exercising the warrant by paying cash.  The Company evaluates whether warrants to acquire its common stock contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant agreements based on a variable that is not an input to the fair value of “fixed for fixed” option.

The Company recognizes these warrants at their fair value and remeasures them at fair value on each reporting date.

The assumptions used in connection with the valuation of warrants and units were as follows:

	March 31, 2014	December 31, 2013
Number of shares underlying the warrants	19,873,714	19,873,714
Exercise price	$1.00 - $1.05	$1.00 - $1.05
Volatility	89.23%	90.11%
Risk free interest rate	0.90%	0.78%
Expected dividend yield	0.00%	0.00%
Expected warrant life (years)	4.53 – 4.69	4.78 – 4.94
Stock price	$0.78	$1.25

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).  The table reflects gains and losses for the three months ended March 31, 2014 for all financial liabilities categorized as Level 3.  There were no financial liabilities categorized as Level 3 for the three months ended March 31, 2013.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	December 31, 2013	Initial Measurements	Increase (Decrease) To Fair Value	Reclassed To Equity	March 31, 2014
Unit Offering	$8,518,330	$--	$188,661	$--	$8,706,991
Unit Offering- Placement Agent	993,034	--	20,374	--	1,013,408
	$9,511,364	$--	$209,035	$--	$9,720,399

Number of Warrants Subject to Remeasurement

	December 31, 2013	Additions	Reductions	March 31, 2014
Unit Offering	17,785,714	--	--	17,785,714
Unit Offering- Placement Agent	2,088,000	--	--	2,088,000
	19,873,714	--	--	19,873,714

11.	COMMON STOCK EQUIVALENTS

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

In conjunction with the 2012 Plan, the Company recognized compensation expense for the three months ended March 31, 2014 and 2013 of $411,664 and $518,744  using the Black-Scholes valuation model.  In conjunction with the 2012  Plan, as of March 31, 2014, there was $2,841,378 of unrecognized expense that will be recognized over 1.75 years, 4,050,000 options were outstanding and 1,350,000 were exercisable.

In conjunction with the 2013 Plan, the Company issued 100,000 fully vested shares valued at $137,000 based on the closing price on the date of grant during the quarter ended March 31, 2014.  Additionally, options to purchase 100,000 shares of Company’s common stock were issued to employees serving as  members of the Board of Directors for attending Board and other committee meetings during 2013.  Such options were valued at $103,720 using the Black-Scholes valuation model and the following assumptions: (1) a weighted average expected volatility range of 137.3% – 141.2% based on historical volatility; (2) a weighted average interest rate range of 1.34% - 1.56% (3) a weighted average expected life of 5 years and (4) zero dividend yield. The stock price was determined based on the closing price on the respective dates of the grant.  As of March 31, 2014, under the 2013 Plan, 956,665 options were outstanding of which 846,665 options to purchase the Company’s stock were exercisable. There was no unrecognized compensation expense to be recognized over the next year as of March 31, 2014.

The Company recognized compensation cost related to the options for the three months ended March 31, 2014 and 2013 was $519,840 and $525,163, respectively.

The total number of options exercisable under the Plans as of March 31, 2014 was 2,196,665 with a weighted average contract life of 3.59 years and a weighted average exercise price of $1.35.  The aggregate intrinsic value of the options outstanding under the Plans as of March 31, 2014 and 2013 based on a closing price of $0.78 and $1.30 was $42,000 and $0 respectively.

The following table accounts for the Company’s Plans option activity through March 31, 2014:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2013	4,943,665	$1.43
Options granted	100,000	$1.19
Options exercised	--	$--
Options canceled/forfeited	(37,000)	$1.32
Options outstanding at March 31, 2014	5,006,665	$1.35

Options outstanding as of March 31, 2014:
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$0.50 - $1.61	5,006,665	4.06	$1.35

Options outstanding as of March 31, 2013:
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$1.46 - $1.61	4,350,000	4.75	$1.49

The following table accounts for the Company’s warrant activity for the period of January 1, 2014 through March 31, 2014:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at December 31, 2013	37,895,137	$1.42
Warrants granted	--	$--
Warrants exercised	(959,000)	$0.69
Warrants canceled/forfeited	--	--
Warrants outstanding at March 31, 2014	36,936,137	$1.44

The number of warrants exercisable as of March 31, 2014 was 36,919,337 and 15,814,168 were exercisable as of March 31, 2013.

Warrants outstanding as of March 31, 2014:
		Weighted Average
		Contractual Life	Weighted Average
Range of Exercise Price	Number Outstanding	(in years)	Exercise Price
$0.50 - $30.00	36,936,137	3.43	$1.44

Warrants exercisable as of March 31, 2014:
		Weighted Average
		Contractual Life	Weighted Average
Range of Exercise Price	Number Outstanding	(in years)	Exercise Price
$0.50 - $30.00	36,919,337	3.42	$1.44

Warrants outstanding as of March 31, 2013:
		Weighted Average
		Contractual Life	Weighted Average
Range of Exercise Price	Number Outstanding	(in years)	Exercise Price
$1.00 - $51.50	16,085,968	2.11	$3.13

Warrants exercisable as of March 31, 2013:
		Weighted Average
		Contractual Life	Weighted Average
Range of Exercise Price	Number Outstanding	(in years)	Exercise Price
$1.00 - $51.50	15,814,168	2.02	$3.16

12.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 40,000,000 shares of preferred stock.

PREFERRED STOCK

Series A Convertible Preferred Stock

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company issued 10,000,000 shares of Series A Convertible Preferred Stock with a par value of $0.001 and convertible into 2.5 common shares for every Series A Convertible Preferred.

Liquidation Preference

The Series A preferred stock shall be entitled to receive out of the assets of the Company, whether from capital or from earnings available for distribution to stockholders, eight times the sum available for common stockholders. All other series of preferred stock is junior to the Series A preferred stock with respect to the payment of dividends and the distribution of assets.

COMMON STOCK

On January 15, 2014, in accordance with terms of the cashless exercise provisions of the warrants, a shareholder exchanged 355,000 warrants with an exercise price of a $1.00 and 604,000 warrants with an exercise price of $0.50 for 468,702 fully vested shares of common stock of the Company.  The transaction was recorded as an increase to common stock and a decrease to Additional Paid-In Capital of $469 based on the cashless exercise provisions of the warrants.

The Company settled a pending lawsuit for past due fees due to a consulting firm in the amount of $41,000.  On January 31, 2014, the parties negotiated a settlement resulting in the issuance of 4,098 fully vested shares of the Company’s common stock valued at $1.22 per share, the market value on the date of the settlement and a cash payment of $15,000.  The transaction resulted in a gain on settlement of approximately $21,000 recorded in Other Income/(expense).

In conjunction with the 2013 Plan, the Company issued 100,000 fully vested shares valued at $137,000 to a firm on February 14, 2014 which sponsored a conference in December 2013. The value was determined based on the market value of the stock on the date of the conference and recorded as an accrued expense and general and administrative expense at December 31, 2013.

Compensation expense related to the issuance of common stock for the three months March 31, 2014 and 2013 was $0 and $461,392, respectively.

13.	RELATED PARTY

The Company paid commissions to a company owned by its Chief Executive Officer totaling $11,750 and $0 during the three months ended March 31, 2014 and 2013 for business development related to installations of EV charging stations by the Company in accordance with the support services contract. These amounts are recorded as compensation.

The Company incurred accounting and tax service fees totaling $1,428 and $0 for the three months ended March 31, 2014 and 2013 provided by a company that is partially owned by the Company’s Chief Financial Officer.  This expense was recorded as general and administrative expense.

On March 29, 2012, the Company entered into a patent license agreement with a stockholder of the Company and a related party under common ownership. Under terms of the agreement, the Company has agreed to pay royalties to the licensors equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or use of the licensed products and licensed processes. As of March 31, 2014, the Company has not paid nor incurred any royalty fees related to this agreement.

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

Our minimum future aggregate minimum lease payments for these leases based on their initial terms as of March 31, 2014 are:

Year Ended March 31,:	Amount
2015	$349,084
2016	149,883
2017	124,188
2018	124,188
2019	82,792
Total	$830,135

Total rent expense for the three months ended March 31, 2014 and 2013 was $103,307, and $44,954, respectively.

Pursuant to the terms of the amendment of the March 30, 2012 master agreement with a key supplier, the Company has committed to purchase 500 charging stations over the year ended June 30, 2013, at prices ranging from $2,500 to $2,700 per unit. If the Company fails to take delivery of the total specified number units, it will be responsible for reimbursement of certain price discounts on units previously received totaling approximately $42,000. As of March 31, 2014, the Company has purchased 90 units under this master agreement. In the opinion of the Company’s management, the vendor has not performed in accordance with the terms of the master agreement. As of March 31, 2014, the ultimate resolution of this matter is unknown.

In October 2012, a former officer and director of the Company resigned his position from the Company and filed a claim with the California Labor Board (“Labor Board”) relating to certain compensatory matters. As of December 31, 2013, the matter was due to be scheduled for a hearing before the Labor Board but had been deferred. While the parties were in settlement negotiations, said negotiations have rendered no result.  The Company was informed in February 2014 through counsel that the claim before the Labor Board had been closed.

On November 27, 2013, the Synapse Sustainability Trust (“Synapse”) filed a complaint against the Company and Michael D. Farkas, the Company’s CEO, alleging various causes of action regarding compliance under certain agreements that governed the sale of Synapse’s assets to CCGI in the Supreme Court of the State of New York, County of Onondaga. On or about January 7, 2014, CCGI filed its Answer and Affirmative Defenses. CCGI moved to dismiss Count V, breach of contract, because the Note contains an arbitration clause. Further, Farkas has moved to dismiss the Complaint for lack of personal jurisdiction.  On March 17, 2014, the Court dismissed Mr. Farkas from the action due to a lack of personal jurisdiction and dismissed Plaintiff’s Count V based on the existence of the Arbitration Clause contained in the Note. In the Court's letter decision issued on March 17, 2014, the Court granted Defendants' Motion to Dismiss the Complaint/Count V against Michael Farkas, and dismissed Count VI against CCGI.  Accordingly, the Court granted Plaintiff's Contempt Motion in part, and denied it in part, and scheduled a hearing on the contempt issue for May 13, 2014.  The hearing was canceled and the parties  negotiated an omnibus settlement which is contingent upon removing the restriction legend from shares issued in conjunction with the acquisition in accordance with Rule 144. The Company’s opinion that any accrual for potential loss is not warranted at this time.

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

As of April 30, 2014, the Company entered into agreements with four shareholders to provide financing commitments totaling $6,250,000 through December 31, 2014, in the event additional financing is necessary.

On June 3, 2014, Manhattan Charging LLC and its members, a majority member of Beam, filed a complaint in the United States District Court –Eastern District of New York alleging various causes of action regarding compliance under certain agreements that governed the sale of the members’ interests to the Company.  The Company asserts that the complaint is without merit and intends to vigorously defend its position.  Although the Company can not predict the outcome of this matter, it is the Company’s opinion that any accrual for potential loss is not warranted at this time.

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

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” in our Annual Report on Form 10-K received by the Securities and Exchange Commission on May 2, 2014.

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

CarCharging has strategic partnerships across multiple business sectors including multi-family residential and commercial properties, parking garages, shopping malls, retail parking, and municipalities.  CarCharging’s partners include, but are not limited to Walgreens, IKEA, Wal-Mart, Simon Property Group, Equity One, Equity Residential, Forest City, Fox Studios, Facebook, Kimpton Hotels and Restaurants, Mayo Clinic, San Diego Padres, University of Pennsylvania, Ace Parking, Central/USA Parking, Icon Parking, Rapid Parking, Parking Concepts, CVS, Related Management, Pennsylvania Turnpike Commission, Pennsylvania Department of Environmental Protection, City of Phoenix (AZ), City of Philadelphia (PA), and City of Miami Beach (FL).

Through its subsidiary, Blink Network, CarCharging also provides residential EV charging solutions for single-family homes.  For more information, please visit www.BlinkHQ.com.

CarCharging is committed to creating a robust, feature-rich network for EV charging and is hardware agnostic.  CarCharging owns the Blink network, and owns and operates EV charging equipment manufactured by Blink, ChargePoint, General Electric, Nissan, and SemaConnect. CarCharging’s Level II charging stations are compatible with EVs sold in the United States including the Tesla Model S, Nissan LEAF, Chevy Volt, Mitsubishi i-Miev, Toyota Prius Plug-In, Honda Fit EV, and Toyota Rav4 EV, as well as many others scheduled for release over the next few years.

In order to provide complete charging services to EV drivers, through its subsidiary, Blink Network LLC, the Company also provides residential EV charging solutions. Blink designs and sells its residential charging equipment for residences with a dedicated parking space. Residential EV charging equipment provides EV drivers with an additional charging option beyond public EV charging stations.

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

We purchase all of the Company’s EV charging stations through our wholly-owned subsidiary, eCharging Stations, LLC.  Stations are then installed and maintained though competitively bid subcontractor agreements with certified local vendors, to maintain the lowest installation and long-term costs possible.  We believe that automobile manufacturers are scheduled to mass produce and sell more models of electric vehicles to the public sometime after the second half of 2014.  Accordingly, at that time we anticipate that there will be a significant increase in the use of our EV charging stations.

As a result of our acquisitions of four competitors, we currently have approximately 5,500 level 2 charging units and 117 DC Fast Charging EV Devices installed. As a result of our acquisitions and partnerships with EV manufacturers, our network has broadened its offerings and includes units from numerous manufacturers.

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

Results of Operations

The results of operations include the operations of Beam Charging LLC for the period of February 26, 2013, the acquisition date, through March 31, 2013, EV Pass LLC 350 Green LLC and Blink Network LLC were acquired after March 31, 2013.

For the three months ended March 31, 2014 and 2013

Revenues

We have generated revenues of $255,659 from service fees related to installed EV Charging Stations for the three months ended March 31, 2014 as compared to $10,576 in service fees for the three months ended March 31, 2013, an increase of $245,083 which is primarily as a result of the charging heads acquired from Beam, EVPass and 350 Green and Blink.  Grant revenue increased from $4,999 to $62,233.  Grants, rebate and incentives, collectively “grant revenue” related to equipment and related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives.  Grant revenue related to operating expenses is recognized as revenue when the expense is incurred. Grant revenue was primarily derived from a grant from New York State Energy Research and Development Authority (“NYSERDA”).  We intend to vigorously seek additional grants, rebates, subsidies and equipment manufacturer incentives as a cost effective means of reducing our capital investment in the purchase and installation of charging stations.  Equipment sales increased from $0 to $37,393 during the quarter ended March 31, 2014.  During the quarter ended March 31, 2014 we sold 47 residential charging stations whereas we sold no stations during the quarter ended March 31, 2013.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, electricity reimbursements and revenue share payments to hosts.  Cost of revenues for the three months ended March 31, 2014 of $1,312,201 exceeded cost of revenues for the three months ended March 31, 2013 of $4,409 primarily because in the first quarter of 2013, the Company was in the developmental stage and depreciation was considered general and administrative expense whereas in 2014 depreciation and amortization included in cost of revenues totaled $745,877.  The acquisition of Blink Network LLC, the commencement of the execution of its operational plans and the additional  $531,709 of network fees, electricity reimbursements and revenue share payments to hosts related to the number of installed charging stations acquired as a result of the four acquisitions completed during 2013 were the main factors that increased the cost of revenues for 2014.

Operating Expenses

Operating expenses consist of selling, marketing and advertising, payroll, administrative, finance and professional expenses.

Compensation expense increased by $802,674 from $1,018,053 for the three months ended March 31, 2013 to $1,820,727 for the three months ended March 31, 2014.  The increase was attributable to an increase in the number of employees due to the four acquisitions completed during 2013.

Other operating expenses increased by $270,013 from $132,850 for the three months ended March 31, 2013 to $402,863 for the three months ended March 31, 2014.  The increase was attributable to an increase in rent expense, rent expense for the Phoenix office and sales and use tax expenses.

General and administrative expenses increased by $105,109 from $860,525 for the three months ended March 31, 2013 to $965,634 for the three months ended March 31, 2014.  The increase was primarily as a result of  increased amortization of intangible assets, an increase in professional fees related to acquisitions offset by the non inclusion of EV charging station depreciation in general administrative and administrative expense in the quarter ended March 31, 2014 and $118,378 included  for the three months ended March 31, 2013 and a reduction in stock and warrants issued to consultants. EV charging station depreciation is included in cost of revenue in the quarter ended March 31, 2014.

Operating Loss

Our operating loss for the three months ended March 31, 2014 of $4,145,740 increased by $2,145,478 as compared to the three months ended March 31, 2013 of $2,000,262 primarily as a result of an increase in operating expenses and a decrease in gross profit.

Other Income (Expense)

Other income increased by $509,622 from Other expense of $222,799 for the three months ended March 31, 2013 to Other Income of $286,823 for the three months ended March 31, 2014.  The increase in 2014 was attributable to:

•	A gain from the change in fair value of the warrant liability of $493,400 associated with the anti-dilution protection offered the sellers associated with the Beam acquisition.
•
A $36,789 gain sustained by issuing shares of common stock and cash in settlement of an account payable, as opposed to a loss of $94,557 sustained in 2013 by issuing shares of common stock in settlement of an account payable and convertible notes payable.

•	Amortization expense of note discount of $117,992 in 2013 with no equivalent expense in 2013.
•
A loss in 2014 from the change in fair value of a derivative liability of $209,035 associated with warrants and warrant units issued to investors and placement agents in conjunction with sale of shares of our common stock during the fourth quarter of 2013 and;.

•	An increase in interest espense of $24,801 in 2014.

Net Income (Loss)

Our net loss for the three months ended March 31, 2014 increased by $1,635,856 to $3,858,917 as compared to $2,223,061 for the three months ended March 31, 2013.  The increase was attributable to a net increase in operating expenses of $1,177,796, a decrease in gross profit of $967,682 offset by an increase in Other Income/(Expense) of $509,622.

Liquidity and Capital Resources

During 2014, we have financed our activities from sales of our capital stock and from loans from related parties during 2013.  A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as personnel, office expenses and various consulting and professional fees.

For the three months ended March 31, 2014 and 2013, we used cash of $2,095,061 in 2014 and provided cash $228,298 from operations, respectively. Our cash use for 2014 was primarily attributable to our net loss of $3,858,917 offset by non cash reconciling items of $1,261,828 and changes in operating assets and liabilities of $502,208. During the three months ended March 31, 2014, cash used for investing activities consisted of $222,263 for purchases of electric vehicle charging stations, $137,165 for the purchase of an automobile.  Net cash outflows for investing activities were $1,030,622 for the three months ended March 31, 2013 which were primarily for capital expenditures. Cash used in financing activities for the three months ended March 31, 2014 was $478,163 of which $450,064 was from the purchase of Certificate of Deposit to serve as collateral for a letter of credit issued by the bank to finance the purchase of inventory from a foreign vendor and the repayment of notes of $28,117. Cash flows from financing activities for the three months ended March 31, 2013 totaled $1,809,097 provided primarily by the net proceeds of $1,958,069 from the sale of shares of our common stock offset by the payment of convertible notes and notes payable totaling $148,972. The net decrease in cash during the three months ended March 31, 2014 was $2,933,012 as compared with a net increase of $1,006,773 for the three months ended March 31, 2013.

At March 31, 2014, we had $4,904,327 in cash resources to meet current obligations. In addition, as of March 31, 2014, we had a net working capital deficit of $15,589,762. Historically, we have been dependent on debt and equity raised from individual investors to sustain our operations. The Company has obtained financing commitments totaling $6,250,000 through December 31, 2014 from four existing shareholders, in the event additional financing is necessary. Should management seek additional debt and/or equity financing for the Company, it can not assure that such financing will be available on acceptable terms, if at all. Our management believes that we have sufficient resources to fund our operations through at least March 31, 2015.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following  material weaknesses which have caused management to conclude that as of March 31, 2014 our internal controls over financial reporting (“ICFR”) were not effective at the reasonable assurance level:

1.
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in internal controls over financial reporting

Our internal control over financial reporting has not changed during the fiscal quarter covered by this Quarterly Report on Form 10-Q. In addition, we identified material weaknesses related to our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

General Litigation

On November 27, 2013, the Synapse Sustainability Trust (“Synapse”) filed a complaint against the Company and Michael D. Farkas, the Company’s CEO, alleging various causes of action regarding compliance under certain agreements that governed the sale of Synapse’s assets to CCGI in the Supreme Court of the State of New York, County of Onondaga. On or about January 7, 2014, CCGI filed its Answer and Affirmative Defenses. CCGI moved to dismiss Count V, breach of contract, because the Note contains an arbitration clause. Further, Farkas has moved to dismiss the Complaint for lack of personal jurisdiction. On March 17, 2014, the Court dismissed Mr. Farkas from the action due to a lack of personal jurisdiction and dismissed Plaintiff’s Count V based on the existence of the Arbitration Clause contained in the Note. In the Court's letter decision issued on March 17, 2014, the Court granted Defendants' Motion to Dismiss the Complaint/Count V against Michael Farkas, and dismissed Count VI against CCGI. Accordingly, the Court granted Plaintiff's Contempt Motion in part, and denied it in part, and scheduled a hearing on the contempt issue for May 13th, 2014. The hearing was canceled and the parties negotiated an omnibus settlement which is contingent upon removing the restriction legend from shares issued in conjunction with the acquisition in accordance with Rule 144. The Company’s opinion that any accrual for potential loss is not warranted at this time.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2014, a warrant holder exercised on a cashless basis and in accordance with the terms of the warrants 355,000 warrants at $1.00 and 604,000 warrants at $0.50 in exchange for 468,702 fully vested shares of the Company’s common stock. The shares were valued at $1.20 per share, the market value on the date of the exchange.

On January 31, 2014, the Company settled an accounts payable with a vendor. As part of the settlement, the Company issued 4,098 fully vested shares of common stock. The stock was valued at a $1.22 per share, the market value on the date of the settlement.

On February 3, 2014, the Company issued 100,000 options to three employees that serve as members of the Company’s Board of Directors for attending Board meetings and committees of the Board meetings during 2013. The options, which vest in two years and expire in five years, were issued under the Company’s 2013 Omnibus Incentive Plan. The options have exercise prices ranging from $0.90 - $1.56.

On February 14, 2014, the Company issued 100,000 fully vested shares of its common stock, under the Company’s 2013 Omnibus Incentive Plan to a firm which sponsored an investor conference in December 2013. The stock was valued at $1.37 per share, the market value on the date the conference was held.

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

CAR CHARGING GROUP, INC.

	By:	/s/ Michael D. Farkas
Date: June 6, 2014		Michael D. Farkas Chief Executive Officer (Duly Authorized and Principal Executive Officer)

Date: June 6, 2014	By:	/s/ Jack Zwick
Jack Zwick Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)