Form 10-Q
period 2014-06-30
Car Charging Group, Inc.
filed 2014-08-22
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to  ______.

Commission File Number: 33-1155965

CAR CHARGING GROUP, INC.
(Exact name of registrant as specified in charter)

Nevada	03-0608147
(State or other jurisdiction of	(I.R.S Employee
incorporation or organization)	Identification No.)

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

As of August 18, 2014: 77,697,633 shares of common stock, $0.001 par value were issued and outstanding.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

FORM 10-Q

June 30, 2014

1

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

CAR CHARGING GROUP, INC. & SUBSIDIARIES

June 30, 2014

CAR CHARGING GROUP, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2014	2013
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,280,006	$7,837,339
Accounts receivable and other receivables, net of an allowance of $0 and $0, respectively	379,852	204,544
Accounts receivable -350 Green, net of an allowance of $0 and $0	—	11,459
Inventory	1,683,741	1,441,792
Advanced commissions, net of an allowance of $432,500 and $385,750, respectively	24,500	20,000
Prepaid expenses and other current assets	336,461	271,675
Total current assets	4,704,560	9,786,809

FIXED ASSETS
EV charging stations, net of accumulated depreciation of $3,879,721 and $1,748,912, respectively	6,104,377	5,536,811
EV charging stations – 350 Green, net of accumulated depreciation of $0 and $684,575	—	1,478,426
Software, net of accumulated amortization of $119,305 and $65,515, respectively	207,030	260,820
Automobiles, net of accumulated depreciation of $64,428 and $39,662, respectively	205,488	93,089
Office and computer equipment, net of accumulated depreciation of $53,828 and $42,415, respectively	44,577	50,682
Office and computer equipment – 350 Green, net of accumulated depreciation of $0 and $968	—	4,340
Machinery and equipment, net of accumulated depreciation of $16,424 and $10,465, respectively	55,085	61,044
Total fixed assets, net	6,616,557	7,485,212

DEPOSITS	45,821	42,275

RESTRICTED CASH	210,585

INTANGIBLE ASSETS, net of accumulated amortization of $373,510 and $109,854, respectively	699,992	963,648

GOODWILL	1,601,882	1,601,882

GOODWILL - 350 Green	—	3,299,379

OTHER ASSETS	181,711	290,887

TOTAL ASSETS	$14,061,108	$23,470,092

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITES
Current portion of notes payable	$400,979	$399,739
Note payable –current portion-350 Green	15,000	40,000
Accounts payable	871,439	1,025,279
Accounts payable-350 Green	4,196,864	4,343,140
Accrued expenses	2,422,664	2,037,064
Accrued expenses-350 Green	363,072	331,112
Accrued U.S. Department of Energy fee	2,316,508	2,316,508
Accrued registration rights penalty	1,543,000	1,543,000
Warrants payable	247,800	1,216,000
Derivative liability payable	4,848,789	9,511,364
Deferred revenue	590,262	196,463
Deferred revenue-350 Green	—	15,631
Deferred rent	14,441	13,881
Total current liabilities	17,830,818	23,079,181

DEFERRED REVENUE, net of current portion	916,902	678,392

DEFERRED RENT, net of current portion	-	6,564

NOTES PAYABLE, net of current portion	25,548	129,202

TOTAL LIABILITIES	18,773,268	23,893,339

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock, $0.001 par value, 10,000,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	10,000	10,000
Common Stock, 500,000,000 shares authorized at $0.001 par value; 77,697,633 and 77,124,833 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	77,698	77,125
Additional paid-in capital	52,082,249	45,399,170
Accumulated deficit	(56,882,107)	(45,909,542)
TOTAL STOCKHOLDERS' DEFICIT	(4,712,160)	(423,247)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,061,108	$23,470,092

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	June 30,	June 30,
	2014	2013
Revenues:
Service revenue	$315,931	$32,227
Grant and rebate revenue	596,009	32,750
Sales	61,328	12,762
TOTAL REVENUE	973,268	77,739

Costs of Revenues:
Cost of services	770,299	42,309
Depreciation and amortization	755,133	-
Cost of sales	54,542	7,710
TOTAL COST of REVENUES	1,579,974	50,019

Gross profit (loss)	(606,706)	27,720

Operating expenses:
Compensation	2,254,760	3,287,420
Other operating expenses	376,758	141,494
General and administrative expenses	557,591	2,032,197
Impairment of goodwill	3,299,379	-
Inducement expense for issuing financial support to Company	858,118	-
TOTAL OPERATING EXPENSES	7,346,606	5,461,111

Loss from operations	(7,953,312)	(5,433,391)

Other income (expense):
Interest expense, net	(11,537)	(11,234)
Amortization of discount on convertible debt	-	(8,791)
Gain on change in fair value of warrant payable	474,800	-
Gain on change in fair value of derivative warrant liability	745,089	-
Inducement expense for partial extinguishment of derivative liabilities	(368,688)	-
Provision for warrant liability	-	(187,000)
Total other income(expense)	839,664	(207,025)

Loss before income taxes	(7,113,648)	(5,640,416)

Income tax provision	-	-
Net loss	$(7,113,648)	$(5,640,416)

Net loss per common share- basic and diluted	$(0.09)	$(0.11)

Weighted average number of common shares - basic and diluted	77,697,633	51,321,981

 The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2014	2013
Revenues:
Service revenue	$571,590	$42,803
Grant and rebate revenue	658,642	37,749
Sales	98,721	12,762
TOTAL REVENUE	1,328,953	93,314

Cost of Revenues:
Cost of services	1,305,907	46,718
Depreciation and amortization	1,501,010	-
Cost of sales	85,258	7,710
TOTAL COST of REVENUES	2,892,175	54,428

Gross profit (loss)	(1,563,222)	38,886

Operating expenses:
Compensation	4,075,487	4,305,473
Other operating expenses	779,621	274,344
General and administrative expenses	1,523,225	2,892,722
Impairment of goodwill	3,299,379	-
Inducement expense for issuing financial support to Company	858,118	-
TOTAL OPERATING EXPENSES	10,535,830	7,472,539

Loss from operations	(12,099,052)	(7,433,653)

Other income (expense):
Interest expense, net	(45,868)	(21,484)
Amortization of discount on convertible debt	-	(126,783)
Gain (Loss) on settlement of accounts payable for cash and common stock	21,000	(47,856)
Gain on settlement of accounts payable	15,789
Loss on payment of convertible notes payable	-	(46,701)
Gain on change in fair value of warrant payable	968,200	-
Gain on change in fair value of derivative warrant liability	536,054	-
Inducement expense for partial extinguishment of derivative liabilities	(368,688)	-
Provision for warrant liability	-	(187,000)
Total other income(expense)	1,126,487	(429,824)

Loss before income taxes	(10,972,565)	(7,863,477)

Income tax provision	-	-
Net loss	$(10,972,565)	$(7,863,477)

Net loss per common share- basic and diluted	$(0.14)	$(0.16)

Weighted average number of common shares - basic and diluted	77,633,227	48,428,883

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Deficit

(Unaudited)

					Additional		Stockholders'
	Preferred-A	Preferred-A	Common	Common	Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2014	10,000,000	$10,000	77,124,833	$77,125	$45,399,170	$(45,909,542)	$(423,247)

Warrants and options issued for compensation and services					1,319,575		1,319,575

Common stock issued for compensation and services			100,000	100	136,900		137,000

Common stock issued for settlement of accounts payable			4,098	4	4,995		4,999

Cashless conversion of warrants into common stock			468,702	469	(469)		-

Warrants issued for funding commitment					726,868		726,868

Derivative liability warrants extinguished					4,126,521		4,126,521

Warrants issued as inducement for extinguishment of derivative liabilities					368,688		368,688

Net loss for the six months ended June 30, 2014						(10,972,565)	(10,972,565)

Balance at June 30, 2014	10,000,000	10,000	77,697,633	$77,698	$52,082,249	$(56,882,107)	$(4,712,160)

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,2014	June 30,2013
CASH FLOWS FROM OPERTING ACTIVITIES:
Net loss	$(10,972,565)	$(7,863,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,846,363	761,370
Amortization of discount on convertible notes payable	-	126,783
Gain on change in fair value of derivative warrant liability	(536,054)	-
Non-cash compensation:
Common stock issued for services and compensation	-	1,837,881
Warrants and options issued for services, compensation and fees	2,415,131	3,307,423
Provision for loss on advanced commissions	4,500	-
(Gain) loss on settlement of accounts payable for common stock and cash	(21,000)	47,856
Loss on repayment of convertible notes payable	-	46,701
(Gain) loss on change in fair value of warrants payable	(968,200)	187,000
Impairment of goodwill	3,299,379	-
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(163,849)	-
Inventory	(241,949)	-
Advanced commissions	(9,000)	(48,500)
Prepaid expenses and other current assets	42,200	(24,734)
Deposits	(3,546)	-
Other assets	(40,824)	(24,600)
Accounts payable and accrued expenses	95,805	(261,719)
Deferred revenue	616,678	919,091
Deferred rent	(6,004)	(4,101)
Accrued interest -related party	-	(5)
Net Cash Used in by Operating Activities:	(4,642,935)	(993,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of accounts receivable	-	(163,292)
Purchase of automobile	(137,165)	-
Purchase of electric charging stations	(535,374)	(905,502)
Cash paid for acquisitions net of cash acquired	-	9,354
Net Cash Used in Investing Activities	(672,539)	(1,059,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	-	145,000
Proceeds from stock subscription payable	-	525,000
Sale of common stock, net of issuance cost	-	2,208,000
Restricted cash as security deposit for space rental	(210,585)
Payment of notes and convertible notes payable	(31,274)	(673,780)
Net Cash Provided by(Used in) Financing Activities	(241,859)	2,204,220

NET INCREASE(DECREASE) IN CASH	(5,557,333)	151,749

CASH AT THE BEGINNING OF THE PERIOD	7,837,339	13,416
CASH AT END OF PERIOD	$2,280,006	$165,165

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:		$-
Interest expense	$1,020	$8,735
Income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock issued in exchange for conversion of warrants	$469	$-
Issuance of warrants in consideration of equity investment		$1,195,888
Common stock issued for settlement of accounts payable	$4,999	$231,331
Issuance of common stock for services previously accrued	$137,000	$-
Purchase of software development for common stock	$-	$150,000
Software development costs reclassified from other assets to prepaid and other current assets	$150,000	$-
Issuance of common stock for acquisitions	$-	$3,750,000
Issuance of note payable acquisitions	$—	$1,005,918
Partial extinguishment of derivative liability	$4,126,521	$-
Warrants issued in exchange for derivative warrant	$1,385,167	$-

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

June 30, 2014

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION

Car Charging Group Inc. (“CCGI”) was incorporated on October 3, 2006 under the laws of the State of Nevada as New Image Concepts, Inc. On November 20, 2009, New Image Concepts, Inc. changed its name to Car Charging Group, Inc.

Car Charging, Inc. was incorporated as a Delaware corporation on September 3, 2009.  Car Charging Inc. was created to develop electric charging service facilities for the electric vehicle (EV) automobile market. Pursuant to its business plan, CCGI through its wholly owned subsidiaries acquires and installs EV charging stations, and shares servicing fees received from customers that use the charging stations with the property owner(s), on a property by property basis. Additionally, CCGI through its wholly owned subsidiaries sells hardware to others and enters into individual arrangements for this purpose with various property owners, which may include cities, counties, garage operators, hospitals, multi- family properties, shopping-malls and facility owner/operators.

Merger

Through June 30, 2014, the CCGI and its wholly owned subsidiaries (the “Company” or “Car Charging”) has incurred an accumulated deficiency since inception of $56,882,107.   At June 30, 2014, the Company had a cash balance of $2,280,006.   The Company has incurred additional losses subsequent to June 30, 2014.  The Company has identified cost reduction and revenue generating measures which when implemented will result in a reduction in employee headcount, inventory sales, and other cost savings measures. These actions are expected to result in annual cost savings which should start to be realized toward the end of the third quarter of 2014.  At August 19, 2014, the Company had a cash balance of approximately $922,000.

LIQUIDITY

Through June 30, 2014, the Company has incurred an accumulated deficiency since inception of $56,882,107.   At June 30, 2014, the Company had a cash balance of $2,280,006.   The Company has incurred additional losses subsequent to June 30, 2014.  The Company has identified cost reduction and revenue generating measures which when implemented will result in a reduction in employee headcount, inventory sales, and other cost savings measures. These actions are expected to result in annual cost savings which should start to be realized toward the end of the third quarter of 2014.  At August 19, 2014, the Company had a cash balance of approximately $922,000.

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth and to cover the operating costs will consume substantially all of the cash flows that it expects to generate from its operations, as well as from the proceeds of intended issuances of debt and equity securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover anticipated operating costs. Accordingly, the Company requires external funding to sustain operations and to follow through on the execution of its business plan. However, there can be no assurance that the Company’s plans will materialize and/or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

Since inception, the Company’s operations have primarily been funded through proceeds from equity and debt financings. Although management believes that the Company has access to capital resources, there are currently no commitments in place for new financing at this time, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

The Company intends to raise additional funds during the next six months. The additional capital would be used to fund the Company’s operations. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. Should the Company not be able to raise additional capital through a private placement or some other financing source, the Company would take one or more of the following actions to conserve cash: further reductions in employee headcount, reduction in base salaries to senior executives and employees, and other cost reduction measures. Assuming that the Company is successful in its growth plans and development efforts, the Company believes that it will be able to raise additional funds through sales of its stock. There is no guarantee that the Company will be able to raise such additional funds on acceptable terms, if at all.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should it be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on May 5, 2014.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of CCGI and its wholly-owned subsidiaries, including Beam Charging LLC (“Beam”), EV Pass LLC, 350 Green LLC “(350 Green”) and Blink Network LLC (“Blink”). Beam was acquired on February 26, 2013, EV Pass LLC was acquired on April 3, 2013, 350 Green was acquired on April 22, 2013, Blink was acquired on October 16, 2013 as a result of an asset purchase agreement with Electric Transportation Engineering Corporation of America (“ECOtality”). Accordingly, the operating results of these businesses are included from their respective acquisition dates. All intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. Significant estimates used in these financial statements include, but are not limited to, equity compensation, warranty reserves, inventory valuations, deferred tax valuation allowances, intangible assets, goodwill and estimates of future electric car sales and the effects thereon the economic useful lives of long-lived assets. Estimates and judgments are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from those estimates. To the extent there are material differences between these estimates and actual results, future financial statement presentation, financial condition, results of operations and cash flows will be affected.

RESTRICTED CASH

At June 30, 2014, the Company had a $210,585 certificate of deposit at a financial institution which serves as collateral for a letter of credit as a landlord’s security deposit for pending rental of current and additional office space, currently in negotiations, in Miami Beach, Florida.

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

INVENTORIES

Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company writes down inventory for potentially excess and obsolete items after evaluating historical sales, future demand, market conditions and expected product life cycles to reduce inventory to its estimated net realizable value. Such provisions are made in the normal course of business and charged to cost of goods sold in the statement of operations as deemed necessary. Future demand or market conditions are solely based on the Company’s projections of future car sales and the related demand for its products and services. Due to the nascent stage of the electric car charging industry, the Company has determined that inventory write-downs are not required at this time. If future inventory write-downs would be required, they would be reflected in costs of goods sold in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory would be established, and subsequent changes in facts and circumstances would not result in the restoration or increase to that newly established cost basis.

As of June 30, 2014 and December 31, 2013, inventory was comprised solely of electric charging stations and related parts that are available for sale or warranty requirements.

FIXED ASSETS

Fixed assets are carried at historical cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets, as set forth in the table below.

Useful Lives (in Years)
Computer software and office and computer equipment	3-5 years
Machinery and equipment, automobiles, furniture & fixtures	3-10 years
Installed Level 2 electric vehicle charging stations	3 years
Installed Level 3 (DC Fast Chargers (“DCFC”)) electric vehicle charging stations	5 years

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

EV CHARGING STATIONS

EV Charging Stations represents the depreciable cost of charging devices that have been installed on the premises of participating owner/operator properties or earmarked to be installed. Upon sale, replacement or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the condensed consolidated statements of operations. The Company held approximately $1,197,000 and $1,135,000 in EV charging stations that were not placed in service as of June 30, 2014 and December 31, 2013, respectively. The Company will begin depreciating this equipment when installation is substantially complete. In conjunction with the acquisition of Blink Network LLC, in October 2013, the Company’s management determined that the Company is no longer a development stage company as it has established the business and corresponding revenue generating opportunities through its principal operations. EV charging station depreciation, formerly classified as general and administrative expenses is now classified as cost of revenues. Depreciation expense pertaining to EV charging stations for the three months and six months ended June 30, 2014 is $727,745 and $1,446,234, respectively. EV charging station depreciation of $490,151 and $604,760 for the three months and six months ended June 30, 2013 was recorded in general and administrative expenses.

SOFTWARE

Amortization expense for the three months and six months ended June 30, 2014 pertaining to network software was $24,409 and $48,817 respectively and is recorded as Cost of Revenue. There was no amortization expense pertaining to network software for the three months and six months ended June 30, 2013. Non network software amortization for the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013 was $2,486 and $9,395, respectively, and $4,973 and $9,395 respectively.

OFFICE AND COMPUTER EQUIPMENT

Depreciation expense for the three months ended June 30, 2014 and 2013 was $1,150 and $12,078, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $10,445 and $15,946, respectively.

AUTOMOBILES

The Company operates seven electrically-charged enabled automobiles. Depreciation expense for the three months ended and six months ended June 30, 2014 and 2013 was $14,098, $5,734, $24,766 and $11,469, respectively.

MACHINERY AND EQUIPMENT

Depreciation expense classified as Cost of Revenue for the three months ended and six months ended June 30, 2014 and 2013 was $2,979, $0, $5,959 and $0, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s long-lived assets, which include EV Charging Stations, office and computer equipment, automobiles, machinery and equipment, network software and finite lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

As the industry is in its nascent stages and heavily dependent upon electric vehicle car sales, the Company assesses the recoverability of its long-lived assets by monitoring current selling prices of car charging units in the open market, the adoption rate of various auto manufacturers in the electric vehicle market and projected car charging utilization at various public car charging stations throughout its network in determining fair value.. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. Based on this review, there has been no impairment of long lived assets, except for goodwill as discussed below, during the three months and six months ended June 30, 2014.

GOODWILL

Goodwill represents the premium paid over the fair value of the intangible and net tangible assets acquired in business combinations. The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. On April 17, 2014, the Company’s Board of Directors approved the formation of a Trust Mortgage, a binding contract between 350 Green and a trustee, to serve as fiduciary for the benefit of all creditors of 350 Green, whereby 350 Green (the “Trustee”) confers upon the trustee the authority and power to manage the operations and assets of the business in a manner that will maximize recovery for 350 Green’s creditors. The Trust Mortgage and the acts of the Trustee are not binding upon the creditors of 350 Green. As a result of this event, the Company’s management had reassessed the carrying value of the goodwill related to the 350 Green acquisition, $3,299,379, and determined that it had been fully impaired.

DERIVATIVE INSTRUMENTS

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Topic 815 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date or as triggering events occur and recorded as a liability. The change in fair value is recorded in the Statement of Operations as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. GAAP for fair value measurements establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, deposits and advanced commissions, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2014 and December 31, 2013.

The Company revalues its warrants payable to the former members of Beam Charging and the warrants to investors who were issued warrants and warrant units in conjunction with stock sales during the fourth quarter of 2013 at every reporting period and recognizes gains or losses in the condensed consolidated statement of operations that are attributable to the change in the fair value of the these liabilities. The Company has no other assets or liabilities measured at fair value on a recurring basis. The development and determination of the unobservable input for Level 3 fair value measurements and the fair value calculation are the responsibility of the Company’s Chief Financial Officer and approved by the Chief Executive Officer.

REVENUE RECOGNITION

The Company applies Topic 605 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Accordingly, when a customer completes use of a charging station, the service can be deemed rendered and revenue may be recognized based on the time duration of the session or kilowatt hours drawn during the session. Sales of EV stations are recognized upon shipment to the customer, F.O.B. shipping point, the point of customer acceptance.

The Company entered into a joint marketing agreement with Nissan North America for which among other matters requires the Company to build, own, operate and maintain a network of 48 fast chargers throughout the United States and create an auto dealer network promotion and referral program so as to facilitate sales of electric vehicles to their potential customers. Payments received under the agreement on March 29, 2013 of $782,880 were deferred and will be recognized ratably over the life of the chargers once installed. The Company identified the obligation to install and maintain the chargers and the obligation to create a referral and promotion program as separate elements under the agreement but determined that they did not qualify as separate units of accounting for purposes of recognizing revenue. The multiple deliverables are not separate units of accounting because Nissan North America has not delineated specific amounts of the revenue to particular elements of the agreement and the Company is unable to estimate the fair value or the selling price of the respective deliverables. Nissan extended the deadline requiring the Company create an auto dealer network promotion and referral program and to install the network by December 31, 2014. Six of the fast chargers have been installed as of June 30, 2014 and $7,249 and $12,232 of revenue has been recognized during the three months ended and six months ended June 30, 2014. No revenue was recognized during the three months ended and the six months ended June 30, 2013. Nissan reserves the right of repossession of any non operational chargers and any and all full remedies under the law in the event the chargers are not installed by the required deadline. Governmental grants and rebates pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Government grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives.

RECLASSIFICATION

As a result of the Company emergence from a developmental stage company, EV charging station depreciation and Blink Network software amortization, formerly classified as general and administrative expenses are now classified as Cost of Revenues in the condensed consolidated statement of operations for the three months ended June 30, 2014. Depreciation and amortization expense for the three months ended and six months ended June 30, 2013 was recorded as general and administrative expenses as the Company was still in the developmental stage. Additionally, the assets and liabilities of 350 Green have been separately presented on the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 (see Note 5).

STOCK-BASED COMPENSATION FOR OBTAINING EMPLOYEE SERVICES

Stock based awards granted to employees have been accounted for as required by Topic 718 “Compensation – Stock Compensation” of the FASB Accounting Standards Codification (“ASC topic 718”). Under ASC topic 718 stock based awards are valued at fair value on the date of grant, and that fair value is recognized over the requisite service period. The Company values its stock based awards using the Black-Scholes option valuation model.

EQUITY INSTRUMENTS ISSUED TO PARTIES OTHER THAN EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Topic 505 section 50 of the FASB Accounting Standards Codification (“ASC Section 505-50”). Pursuant to ASC Section 505-50, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. The equity instrument is remeasured each reporting period until a measurement date is reached.

INCOME TAXES

The Company follows Topic 740 of the FASB Accounting Standards Codification, (“ASC Section 740”) which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date. As of June 30, 2014, the Company maintained a full valuation allowance against its deferred tax assets since it is more likely than not that the future tax benefit on such temporary differences will not be realized.

ASC Section 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Section 740, the Company may recognize the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement by examining taxing authorities. ASC Section 740 also provides guidance on de-recognition, classification, between interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company has open tax years going back to 2010 through 2012 which may be subject to audit by federal and state authorities. The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s Consolidated Statement of Operations.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to Topic 260 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the six months ended June 30, 2014 and 2013, as they were anti-dilutive.

	2014	2013
Convertible notes	—	199,856

Preferred stock issued	25,000,000	25,000,000

Warrants	44,032,962	9,375,658

Options	7,324,665	4,484,950
Total Potential Dilutive Shares	76,357,687	39,060,464

The above warrants include warrants to purchase 714,209 and 72,738 shares of the Company’s common stock contingently issuable to the former members of Beam as of June 30, 2014 and June 30, 2013, respectively.

COMMITMENTS AND CONTINGENCIES

The Company follows Topic 450 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

SEGMENT REPORTING

The Company operates in only one segment - public electric vehicle charging services at locations throughout the United States. Accordingly, segment related information is not reported in the Current Report on Form 10-Q.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no accounting pronouncements or changes in accounting pronouncements during the quarter ended June 30, 2014 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows during calendar year 2014. Accounting pronouncements that became effective during the quarter ended June 30, 2014 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

3.	ACCOUNTS RECEIVABLE

Accounts and other receivables consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Pennsylvania Turnpike Authority	$100,114	$—
Due from the estate of Electric Transportation Engineering Corporation of America	145,392	143,282
Other accounts receivable	134,346	72,721
	$379,852	$216,003

Pennsylvania Turnpike Authority

The Company entered into an agreement with the Pennsylvania Turnpike Authority (“PAT”), in July 2011, to install 20 Level -2 chargers and 40 Level 3 chargers by June 30, 2015. The delay was caused due to the parties negotiating installation terms under the agreement. Under the terms of the grant, PAT will pay 50% of equipment costs up to $1 million and $500,000 toward installation and project overhead. The Company commenced operations under the Agreement during the three months ended June 30, 2014.

ECOtality

The amount due from the estate of ECOtality of $145,392 consists of Blink revenue received by the estate for charging services rendered after the execution of the Asset Purchase Agreement with the estate offset by expenses paid by the estate on behalf of the Company.

4.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at:

	June 30, 2014	December 31, 2013
Prepaid consulting fees	$—	$23,493
Prepaid compensation	154,363	256,171
Short term storage, utility and other deposits	135,253	42,187
Prepaid software application	120,000	—
Sundry prepaid expenses and other current assets	108,556	75,829
Subtotal	518,172	397,680
Less: non-current portion	(181,711)	(126,005)
Prepaid and other current assets	$336,461	$271,675

On December 6, 2012, the Company retained an individual to serve as chairman of the Company’s Board of Directors for three years. As part of the chairman’s compensation, the Company issued to him 200,000 fully vested shares of the Company’s common stock valued at $316,000 which is based on the market value on the date of issuance. As of June 30, 2014, the prepaid portion of the compensation was $152,657. The expense will be recognized ratably over the term of the agreement.

On February 5, 2013, the Company entered into a binding memorandum of understanding with a firm to develop application software. As part of its fee, the firm was issued 113,636 fully vested shares of the Company’s common stock at a price of $1.32 per share based on the market price on the date of issuance totaling $150,000. This fee is recorded as Prepaid and other current assets on the Company’s balance sheet as of June 30, 2014.  The Company introduced the application in the commercial market in May 2014 and anticipates an estimated useful life of one year to be recognized ratably over the year. As of June 30, 2014, the prepaid portion was $120,000.

On August 12, 2013 the Company retained a firm to provide the Company with management advisory services over a year. As part of the agreement the Company issued 3,000 shares of its common stock to the firm and 7,000 shares of its common stock to a principal of the firm; each at $1.50 per share and valued at $15,000 in aggregate which is based on the market value on the date of issuance. The expense will be recognized ratably over the term of the agreement. As of June 30, 2014, the prepaid portion of those services was $1,706.

5.	ASSETS AND LIABILITIES HELD FOR TRANSFER TO TRUST MORTGAGE – 350 GREEN

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

The Trust Mortgage is a binding contract between 350 Green and the trustee, but not binding upon the creditors of 350 Green, to serve as fiduciary for the benefit of all creditors of 350 Green, whereby 350 Green confers upon the trustee the authority and power to manage the operations and assets of the business in a manner that will maximize recovery for 350 Green’s creditors.

The following table summarizes the assets and liabilities of 350 Green as of June 30, 2014 and as of December 31, 2013.

	June 30, 2014	December 31, 2013
Cash	$—	$2,189
Accounts receivable	—	11,459
Fixed assets, net of accumulated depreciation of $0 and $685,543, respectively	—	1,482,766
Goodwill	—	3,299,379
Intercompany receivable	360,511	—
Total assets	$360,511	$4,795,793

Accounts payable and accrued expenses	$(4,196,864)	$(4,343,140)
Accrued expenses	(363,072)	(331,112)
Notes payable	(15,000)	(40,000)
Deferred revenue	—	(15,630)
Intercompany payable	—	(353,381)
Total liabilities	(4,574,936)	(5,083,263)
Net liabilities	$(4,214,425)	$(287,470)

Accrued expenses as of June 30, 2014 and December 31, 2013 consisted of the following

	June 30, 2014	December 31, 2013
Accrued taxes	$240,132	$240,571
Accrued host fees	89,318	77,841
Accrued network fees	24,526	—
Accrued interest	9,096	2,700
Accrued legal expenses	—	10,000
Total	$363,072	$331,112

Note Payable

In conjunction with the acquisition of 350 Green, the Company also assumed a note payable to a law firm in the amount of $105,000 with interest at 5% per annum collateralized by 28 installed charging stations with payments of $10,500 per month to be paid in full as of December 31, 2013. As of June 30, 2014, 350 Green owed $15,000 on the note and accrued interest in the amount of $3,328.

On May 29, 2014, EVSE Management LLC (“EVSE”) a wholly owned subsidiary of the Company entered into a Management Services Agreement whereby EVSE would administer the contracts, including the servicing of the related charging stations, of 350 Green on behalf of the Trustee in consideration of the revenues derived from such charging stations until the sale of the charging stations or notice from the Company to terminate the Management Services Agreement. No revenues were earned by EVSE during the three months and six months ended June 30, 2014 from the charging stations noted above. In addition, 350 Green and the Trustee did not pay or incur any liability to CCGI or any of its subsidiaries during the period of April 17, 2014 through June 30, 2014. On June 27, 2014, EVSE entered into an Asset Purchase Agreement (“Agreement”) with the Trustee of the Trust Mortgage and 350 Green to purchase from 350 Green (a) charging stations associated with contracts, together with any and all other grants, credits, licenses, and rights associated with them, (b) uninstalled car charging stations that may be in the possession of 350 Green creditors, (c) 350 Green charging stations in various stages of installation and (d) other assets in consideration $807,647. The net book value of the assets on the date of purchase was $909,263. The loss of $101,616 on 350 Green’s books was eliminated in consolidation. The consideration was comprised of (a) a secured claim by EVSE and its affiliates, related parties in the amount of $493,049 comprised of secured debt to fund the activities and operations of the Trustee in the amount of $200,000 since formation of the Trust Mortgage and secured claims held by Car Charging Inc., prior to the formation of the Trust Mortgage against 350 Green in the amount of $293,049 and (b) related party debt in the amount of $314,598 of which $31,760 was paid in July 2014 and the remaining $283,138 payable in four equal installments on the four succeeding anniversary dates of the Agreement. Interest on the unpaid portion of the debt accrues at the rate of 100 basis points above the prime rate published by Bank of America on the date of the agreement and is payable with the last anniversary payment. The $200,000 paid to the Trustee is recorded as general and administrative expenses-professional fees as the Trustee incurred expenses of said amount as of June 30, 2014.

The amounts included in the condensed consolidated statement of operations pertaining to 350 Green for the six months ended June 30, 2014 are as follows:

Revenues	$26,908
Cost of revenues-depreciation	502,466
Cost of revenues-other	28,542
Total cost of revenues	531,008
Gross loss	(504,100)
Operating expenses	21,600
Loss on sale of fixed assets	101,616
Impairment of Goodwill	3,299,379
Operating loss	(3,926,695)
Other expense	260
Net loss	$(3,926,955)

6.	INTANGIBLE ASSETS

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

	Gross Carrying Amount at December 31, 2013	Accumulated Amortization at December 31, 2013	Amortization- Six months ended June 30, 2014	Net Carrying Amount At June 30, 2014
Trademarks	$17,580	$(1,367)	$(1,256)	$14,957
Patents	132,661	(1,447)	(3,902)	127,312
Awarded government contracts	923,261	(107,040)	(258,498)	557,723
Totals	$1,073,502	$(109,854)	$(263,656)	$699,992

Amortization expense related to intangible assets for the three months ended and six months ended June 30, 2014 and 2013, was $11,849, $120,908, $263,656 and $127,814 respectively.

Based on the intangible assets recorded at June 30, 2014, and assuming no subsequent impairment of the underlying assets, annual amortization expense for the next five years is expected to be as follows:

For the Year Ending June 30,:	Amount
2015	$568,038
2016	10,315
2017	10,315
2018	10,315
2019	10,315
Thereafter	90,694

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2014	December 31, 2013
Accrued consulting fees	$818,124	$985,412
Accrued warranty liability	675,781	514,000
Accrued taxes payable	256,225	415,506
Accrued wages	25,691	23,800
Accrued fees	124,618	135,000
Accrued host fees	464,030	356,414
Due to JNS	—	48,797
Accrued interest expense- registration rights penalty	35,810	16,838
Accrued interest expense	22,385	2,699
Total	$2,422,664	$2,037,064

Consulting Fees

Accrued consulting fees represent contractual obligations to issue either shares of the Company’s common stock and or cash to consultants for services rendered. The Company is currently contesting whether the consultants performed in accordance with terms of their respective contracts and therefore has not issued the shares nor paid for the services.

Warranty

The Company provides a limited product warranty against defects in materials and workmanship for its Blink residential and commercial chargers, ranging in length from one to two years. The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of sales. Estimated warranty costs are based on historical product data and anticipated future costs. Should actual failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. The change in the carrying amount of accrued warranty liability, for the three months ended June 30, 2014 is as follows:

Balance as of December 31, 2013	$514,000
Additional warranty liability accrued	438,076
Warranty costs incurred	(276,295)
Balance at June 30, 2014	$675,781

No warranty costs were incurred during the quarter ended June 30, 2013 nor the six months ended June 30, 2013. Warranty expenses for the three and six months ended June 30, 2014 were $438,076 and $438,076, respectively.

Fees

Accrued fees consist of professional, board of director and network fees.

8.	ACCRUED U.S. DEPARTMENT of ENERGY FEE

In conjunction with the U.S. Department of Energy (“DOE”) grant, the DOE owns 51% of all property reimbursed under the terms of the grant with a fair value in excess of $5,000 but allows for the grantee to purchase the DOE’s share at the end of the grant. The DOE grant is currently under novation negotiations and terminated as of December 31, 2013. The Company has accrued a liability of 51% of the net book value of all DC fast chargers in inventory and installed as of June 30, 2014 and December 31, 2013 subject to the resolution of the novation negotiations. As of August 19, 2014, the Company has not received a request from the DOE to purchase the units.

9.	REGISTRATION RIGHTS PENALTY

In connection with the sale of the Company’s stock during the quarter ended December 31, 2013, the Company sold 17,785,714 shares of its common stock and issued 17,785,714 warrants for gross proceeds of $15,450,000. In conjunction with these sales, the Company also issued 112,000 shares of common stock, 988,000 warrant units and 112,000 warrants to placement agents. The Company granted the purchasers’ and the placement agents’ registration rights on both the shares and the underlying shares related to the warrants within 60 days of the date of the sale of the stock, as amended. The stock purchase agreement provided for a penalty provision imposed upon the Company of 1% of the gross proceeds per month for each month that the shares are not registered not to exceed 10%. As of February 9, 2014, the amended 60 day threshold, the Company had not filed a registration statement with the Securities and Exchange Commission (“SEC”) but initially filed on February 18, 2014 and amended its filing on May 13, 2014. The Securities and Exchange Commission notified the Company that it could not review its registration statement until such time as the Company furnished two years of audited financial statements of 350 Green and ECOtality as the acquisitions were deemed significant. The Company sought a waiver of the audit requirement but was denied by Securities and Exchange Commission. As a result, the Company has accrued a liability for the maximum amount as it can not determine when the registration statement will become effective but does not believe at this time that it is probable that it will be effective before the maximum penalty is reached. The Company has also accrued interest in the amount of $35,810 through June 30, 2014 at the rate of 18% per annum simple interest in accordance with the terms of the registration rights agreement.

10.	WARRANT PAYABLE

In conjunction with the Beam acquisition, the agreement provided for an anti-dilution benefit to former members of Beam whereby until such time as a former member sells or disposes of all of his Company common shares of stock, any Triggering Event, as defined by the Agreement, whereby the issue price of the Company stock is below $1.58 shall cause the Company to issue a warrant to each former member to purchase an additional number of Company common shares at the Triggering Event price so as to preserve such Beam Member’s pre-Triggering Event percentage ownership in the Company. The Company has recorded warrants payable and a provision for warrants payable for warrants that was required to be issued based on the Triggering Events occurring during the period of February 26, 2013 through June 30, 2014. The warrants were subsequently issued on August 8, 2014. The Company estimated the warrants payable using the Black Scholes model and recorded the fair value as of June 30, 2014 and December 31, 2013. The measurement is based on significant inputs that are not observable in the market, which Topic 820“Fair Value Measurements and Disclosures” of the FASB Accounting Standards Code refers to as Level 3 inputs. The warrants payable balance at June 30, 2014 and December 31, 2013 was $247,800 and $1,216,000 respectively. During the quarter ended June 30, 2014, the Company changed significant estimates used to calculate the fair value of these warrants including the term, the impact of Beam member stock sales and the impact thereof on their subsequent percentage of ownership on a prospective basis and changes to percentage of ownership on a fully diluted basis. The effects of the changes in these estimates as well as the effect of the mark to market adjustment for the three months ended June 30, 2014 was a gain of $474,800 and a gain of $968,200 for the six months ended June 30, 2014. The fair value of the warrants, at June 30, 2014, was estimated using the Black-Scholes valuation model and the following assumptions: (1) an expected volatility 84% based on historical volatility; (2) an interest rate of 0.11% (3) an expected life of one year and (4) a zero dividend yield. The stock price was determined based on the closing market price on the date of the grant.

The effects of the change in estimate affected the following periods in the following manner:

Time period	Effects of Change in Estimate Increase/(Decrease) Loss	Effects of Mark to Market Adjustment Gain/(Loss)	Total Effect of Change Increase/(Decrease) Loss
Three months ended June 30, 2014	$(431,400)	$(43,400)	$(474,800)
Six months ended June 30, 2014	$(925,500)	$(42,700)	$(968,200)

11.	NOTES PAYABLE

In connection with the purchase of an electrically charged enabled automobile by the Company in the first quarter, of 2012, the Company entered into a financing agreement. The five-year note, collateralized by the related asset, bears interest at 4.75% and requires minimum monthly payments, inclusive of interest, of $1,216 commencing in May 2012. The unpaid principal balance of the note as of June 30, 2014 and December 31, 2013 was $38,561 and $44,836, respectively.

In May 2012, an individual lent Beam $10,000, payable on demand at no interest and personally guaranteed by the then President of Beam. The debt remains unpaid as of June 30, 2014.

In conjunction with the acquisition of EV Pass in April 2013, the Company issued a non interest bearing $75,000 note, to be paid in three equal installments of $25,000 on each subsequent three month anniversary date of the note. The note was scheduled to be paid in full by November 3, 2013. The July 2013 payment was made in October 2013. The Company has not made any additional payments as of June 30, 2014 and the unpaid balance was $50,000. The parties are currently in litigation as detailed in Note 14 –Commitments and contingencies.

In conjunction with the acquisition of 350 Green, the Company issued a non interest bearing note to the former members of 350 Green in the amount of $500,000 requiring a $10,000 payment at closing, a subsequent monthly payment of $10,000 and monthly payments of $20,000 thereafter until such time as the note is paid in full, circa May 2015. The Company imputed an interest rate of 12% to the note and recorded the debt at its present value on the date of issuance of $444,768. The Company has paid $140,000 in aggregate principal and interest as of June 30, 2014. The Company has not made any payments since November 2013 and is currently in default. The parties are currently in litigation as detailed in Note 14. The unpaid principal balance of the note at June 30, 2014 is $327,967 and the accrued interest as of June 30, 2014 is $22,667.

Future minimum monthly note payments, exclusive of interest, by year as of June 30, 2014 are as follows:

2015	$400,979
2016	13,655
2017	11,893
Total	$426,827

Interest expense for the three months ended and six months ended June 30, 2014 and 2013 was $11,689, $11,234, $46,019 and $21,484 respectively.

12.	DEFERRED REVENUE

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

The Company entered into a joint marketing agreement with Nissan North America (“Nissan”) for which among other matters requires the Company to build, own, operate and maintain a network of 48 fast chargers throughout the United States and create an auto dealer network promotion and referral program so as to facilitate sales of electric vehicles to their potential customers. Payments received under the agreement on March 29, 2013 of $782,880 are deferred and will be recognized ratably over the life of the chargers as they are installed. The Company identified the obligation to install and maintain the chargers and the obligation to create a referral and promotion program as separate elements under the agreement but determined that they did not qualify as separate units of accounting for purposes of recognizing revenue. The multiple deliverables are not separate units of accounting because Nissan North America has not delineated specific amounts of the revenue to particular elements of the agreement and the Company is unable to estimate the fair value or the selling price of the respective deliverables. The Company has installed six units as of June 30, 2014 and is required to create an auto dealer network promotion and referral program and to install the remainder of the network by December 31, 2014, as extended. The Company also received an additional $50,000 during the quarter ended June 30, 2014 to augment the units installed under the grant. For the three months ended and six months ended March 31, 2014, $7,249 and $12,233 had been recognized as revenue and the $50,000 was offset against the costs incurred to augment the units installed under the grant recorded in general and administrative expenses.

As of the acquisition date of Beam, Beam had a contract with the New York State Energy and Resource Development Authority (“NYSERDA”) for the installation of 28 electric vehicle charging stations in New York State. As of June 30, 2014, all 28 of these stations had been installed and the unamortized portion of the deferred revenue pertaining to these stations as of June 30, 2014 was $249,669 which will be amortized over the charging stations remaining useful lives. $35,274 and $70,548 was recognized as revenue during the quarter ended and six months June 30, 2014. The Company owns the 28 charging stations.

Another subsidiary of the Company also had a contract with the NYSERDA for the installation of 30 electric vehicle charging stations in New York State. As of June 30, 2014, all 30 of these stations had been installed and the unamortized portion of the deferred revenue pertaining to these stations as of June 30, 2014 was $116,695 which will be amortized over the charging stations remaining useful lives. $12,441 and $24,521 was recognized as revenue during the quarter ended and six months ended June 30, 2014. The Company owns the 30 charging stations.

In conjunction with the Blink Asset Purchase Agreement (“Blink APA”) of the Blink Network assets pursuant to an auction approved by the United States Bankruptcy Court of the District of Arizona from ECOtality, the Company was assigned a grant with the California Energy Commission (“CEC”), subject to novation with the California Energy Commission (“CEC”), for the installation of electric charging stations in designated areas in California. ECOtality had completed some of the work, prior to its filing for bankruptcy, in accordance with the terms of the grant. Pursuant to the terms of the grant, all project billings to the CEC were subject to a 10% retainage to be released upon completion of all deliverables under the agreement. As of December 31, 2013, the Company was in negotiations, the outcome uncertain at the time, with the CEC to assume the remainder of the ECOtality agreement, under which satisfaction of all remaining deliverables would result in payment of all retainage. The Company assumed the grant in February 2014, however due to the uncertainty of CEC’s satisfaction of all remaining deliverables, the Company recorded the fair value of this amount at $0 at the time of the Blink APA. During the period of February 27, 2014 through May 15, 2014, the Company completed its contractual obligation to CEC by installing 22 electric vehicle charging stations. In June 2014, CEC paid the Company $763,698 representing $529,990 for amounts due as of December 31, 2013 and $233,708 for the recent 22 installations. The Company determined that $482,063 was recognized as revenue during the quarter ended June 30, 2014 and the remaining $281,635 was deferred as of June 30, 2014 and will be recognized over the charging station remaining economic useful lives. The Company owns the electric charging stations installed under this grant.

The Company had a contract with the NV Energy Commission to receive $45,000 and to install nine electric vehicle charging stations in the state of Nevada. As of June 30, 2014, all nine stations had been installed and the unamortized portion of the deferred revenue pertaining to these stations as of June 30, 2014 was $40,126 which will be recognized over the charging stations remaining economic useful life. $3,750 and $4,874 was recognized as revenue during the quarter ended and six months ended June 30, 2014. The Company owns the nine charging stations.

Deferred revenue as of June 30, 2014 consisted of the following:

	June 30, 2014	December 31, 2013
Nissan	$769,288	$781,521
NYSERDA	366,364	72,288
California Energy Commission	281,635
NV Energy	40,126	—
Other	49,751	36,677
	1,507,164	890,486
Less: non-current portion	(916,902)	(678,392)
Current portion	$590,262	$212,094

It is anticipated that deferred revenue as of June 30, 2014 will be recognized over the next four years as follows:

2015	$590,262
2016	545,307
2017	313,182
2018	58,413
Total	$1,507,164

Grant, rebate and incentive revenue recognized during the three months ended and six months ended June 30, 2014 and 2013 was $596,009, $32,750, $658,642 and $37,749, respectively.

13.	DERIVATIVE WARRANT LIABILITY

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

During the quarter ended June 30, 2014, the Company offered all holders of warrants with round down protection the opportunity to waive those rights in exchange for warrants without round down protection and a premium of 27% in the number of shares underlying warrants for those holders who initially acquired their warrants in October 2013 and a 25% inducement in the number of warrants for those holders who initially acquired their warrants and warrant units in December 2013. The exchanged warrants have the same initial term, exercise price and vesting rights as the warrants which offered round down protection. The inducement warrants vest immediately, have a term of five years and an exercise price based on the date of the acceptance of the offer. As of June 30, 2014, 9,431,418 warrants and warrant units were exchanged for warrants which do not offer round down protection resulting in a reduction of the warrant liability of $4,126,521. The exchanged warrants which do not offer round down protection were valued at $1,377,851 as of June 30, 2014. Additionally, 2,513,568 inducement warrants issued were valued at $368,688 as of June 30, 2014.

The Company recognizes these warrants at their fair value and remeasures them at fair value on each reporting date.

The assumptions used in connection with the valuation of warrants and units were as follows:

	June 30, 2014	December 31, 2013
Number of shares underlying the warrants	10,442,296	19,873,714
Exercise price	$1.00 - $1.05	$1.00 - $1.05
Volatility	87.83%	90.11%
Risk free interest rate	0.88%	0.78%
Expected dividend yield	0.00%	0.00%
Expected warrant life (years)	4.28 – 4.44	4.78 – 4.94
Stock price	$0.81	$1.25

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).  The table reflects gains and losses for the three months ended June 30, 2014 for all financial liabilities categorized as Level 3.  There were no financial liabilities categorized as Level 3 for the three months ended June 30, 2013.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	December 31, 2013	Initial Measurements	Increase (Decrease) To Fair Value	Reclassed To Equity	June 30, 2014
Unit Offering	$8,518,330	$—	$(477,277)	$(3,550,082)	$4,490,971
Unit Offering- Placement Agent	993,034	—	(58,777)	(576,439)	357,818
Beam warrants	1,216,000	—	(968,200)		247,800
	$10,727,364	$—	$(1,504,254)	$(4,126,521)	$5,096,589

14.	COMMON STOCK EQUIVALENTS

COMPENSATION AND SERVICE WARRANTS AND OPTIONS

On November 30, 2012, the Company’s Board of Directors and a majority of the Company’s shareholders approved the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”). On January 11, 2013, the Board of Directors of the Company approved the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”). The 2013 Plan was approved by a majority of the Company’s shareholders on February 13, 2013 (collectively “The Plans”). The Plans enable the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company.  Stock options granted under the Plan may be Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be Non-Qualified Stock Options. The Plans are to be administered by the Board, which shall have discretion over the awards and grants thereunder. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant. The aggregate maximum number of shares of Common Stock for which stock options or awards may be granted pursuant to the Plans is 5,000,000 each, adjusted as provided in Section 11 of the Plan. The Plans expire on December 1, 2014 and December 1, 2015, respectively.

On March 27, 2014, the Company entered into a contract with Mr. Andrew Shapiro to serve as a member of the Company’s Board of Directors which was approved by the Board of Directors on April 17, 2014. The terms of the agreement require the Company to (1) issue options to Mr. Shapiro to purchase 400,000 shares of the Company’s common stock at a premium of $0.01 to the closing market price on the date of the Board of Directors approval to his appointment to the Company’s Board of Directors which vest immediately and expire seven years from date of issuance; (2) a Board fee of $100,000 payable in quarterly installments commencing 15 days from his appointment to the Company’s Board of Directors;(3) options to purchase 5,000 shares of the Company’s stock and a Nominal Fee, as defined, for every Board meeting attended and (4) an Additional Fee, as defined, for every committee meeting of the Board of Directors attended. The Nominal Fee and the Additional Fee may be paid in cash or in shares of Company’s common stock. The fair value of the options was estimated at $313,296 using the Black-Scholes valuation model and the following assumptions: (1) a weighted average expected volatility of 131.2% based on historical volatility; (2) a weighted average interest rate of 1.03% (3) a weighted average expected life of 3.5 years and (4) a zero dividend yield. The stock price was determined based on the closing market price on the date of the grant. The fair value of the options is recorded in compensation expense for the three months and six months ended June 30, 2014.

During the six months ended June 30, 2014, the Company issued options to purchase 125,000 shares of the Company’s common stock to employee Board members for attendance of Board of Directors meetings. The fair value of the options was estimated at $140,444 using the Black-Scholes valuation model and the following assumptions: (1) a weighted average expected volatility range of 129.9% – 141.2% based on historical volatility; (2) a weighted average interest rate range of 0.97% - 1.56% (3) a weighted average expected life of 3.5 -5 years and (4) zero dividend yield. The stock price was determined based on the closing price on the respective dates of the grant. Additionally, the Company accrued a Nominal Fee, as defined, pertaining to Board member attendance of these meetings of $42,000 as June 30, 2014. The fair value of the options is recorded in compensation expense for the three months and six months ended June 30, 2014.

On May 2, 2014, the Company obtained commitments through December 31, 2014 through January 2, 2015 from four shareholders to finance up to $6,250,000. In conjunction with the commitment, the Company issued warrants to purchase a total of 3,869,048 shares of the Company’s common stock at $1.05 per share which vest immediately and expire in five years to the four shareholders. The fair value of the warrants was estimated at $726,868 and recorded as operating expense for the three months and six months ended June 30, 2014 using the multinomial lattice valuation model. The stock price was determined based on the closing market price on the date of the commitment letter. In addition, the Company would be required to issue additional warrants to the shareholders in the event, the Company exercises the commitment. The commitment amount may be reduced by the issuance of long term debt or the sale of common stock during the remainder of calendar year 2014. The Company paid placement agents $131,250 in commissions which is also recorded as operating expense for the three months and six months ended June 30, 2014.

On May 14, 2014, the Company’s Board of Directors authorized the issuance of options to purchase 2,178,000 shares of the Company’s common stock to 36 employees and two consultants of the Company. The fair value of the options was estimated at $1,570,910 using the Black-Scholes valuation model and the following assumptions: (1) a weighted average expected volatility of 130.7% based on historical volatility; (2) a weighted average interest rate of 1.00% (3) a weighted average expected life of 4 years and (4) a zero dividend yield. The stock price was determined based on the closing market price on the date of the grant.

In conjunction with the offer to exchange derivative liability warrants for non derivative liability warrants during the quarter ended June 30, 2014, 9,431,418 warrants were exchanged and 2,513,568 inducement warrants were issued as further described in Note 10. The fair value of the non derivative liability warrants was estimated at $1,377,851 and the inducement warrants were estimated at $368,688, respectively, both using the multinomial lattice model. The premium warrant fair value is recorded as Other Expense for the three and six months ended June 30, 2014.

The assumptions used in connection with the valuation of warrants using the multinomial lattice model were as follows:

June 30, 2014
Number of shares underlying the warrants	18,421,746
Exercise price	$1.00 - $1.05
Volatility	87.83%
Risk free interest rate	1.62%
Expected dividend yield	0.0%
Expected warrant life (years)	4.84 - 5.00
Stock price	$0.81

As of June 30, 2014, there are 7,324,665 options outstanding of which 2,196,665 options are exercisable. As of December 31, 2013, there were 4,943,665 options outstanding of which 2,154,665 were exercisable. The aggregate intrinsic value of the options outstanding as of June 30, 2014 and December 31, 2013 based on a closing price of $0.81 and $1.25, respectively, was $46,500 and $118,800, respectively. As of June 30, 2014, there was $3,662,800 of unrecognized expense that will be recognized over 4.85 years.

The Company recognized compensation cost related to the options and warrants for the three months and six months ended June 30, 2014 and 2013 of $1,895,291, $2,782,260, $2,415,131 and $3,307,423, respectively.

The following table accounts for the Company’s Plans option activity through June 30, 2014:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2014	4,943,665	$1.43
Options granted	2,718,000	$1.02
Options exercised	—	$—
Options canceled/forfeited	(337,000)	$1.44
Options outstanding at June 30, 2014	7,324,665	$1.27

Options outstanding as of June 30, 2014:
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$0.50 - $1.61	7,324,665	4.44	$1.27

Options outstanding as of December 31, 2013:
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$0.50 - $1.61	4,943,665	4.09	$1.43

The following table accounts for the Company’s warrant activity for the period of January 1, 2014 through June 30, 2014:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at January 1, 2014	37,895,137	$1.42
Warrants granted	6,382,616	$1.03
Warrants exercised	(959,000)	$0.69
Warrants canceled/forfeited	—	—
Warrants outstanding at June 30, 2014	43,318,753	$1.38

The number of warrants exercisable as of June 30, 2014 was 43,301,953 and 37,873,337 were exercisable as of December 31, 2013.

Warrants outstanding as of June 30, 2014:
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$1.00 - $30.00	43,318,753	3.27	$1.38

Warrants exercisable as of June 30, 2014:
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$1.00 - $30.00	43,301,953	3.51	$1.38

Warrants outstanding as of December 31, 2013:
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$0.50 - $51.50	37,895,137	3.69	$1.42

Warrants exercisable as of December 31, 2013:
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$1.00 - $51.50	37,873,337	3.69	$1.42

15.	STOCKHOLDERS’ EQUITY

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

Compensation expense related to the issuance of common stock for the three months and six months ended June 30, 2014 and 2013 was $0, $1,070,866, $0 and $1,837,881, respectively.

16.	RELATED PARTY

The Company paid commissions to a company owned by its Chief Executive Officer totaling $10,500, $500, $22,250 and $8,500 during the three months and six months ended June 30, 2014 and 2013 for business development related to installations of EV charging stations by the Company in accordance with the support services contract. These amounts are recorded as compensation.

The Company incurred accounting and tax service fees totaling $361, $9,913, $1,789 and $9,913 for the three months and six months ended June 30, 2014 and 2013 provided by a company that is partially owned by the Company’s Chief Financial Officer.  This expense was recorded as general and administrative expense.

On March 29, 2012, the Company entered into a patent license agreement with a stockholder of the Company and a related party under common ownership. Under terms of the agreement, the Company has agreed to pay royalties to the licensors equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or use of the licensed products and licensed processes. As of June 30, 2014, the Company has not paid nor incurred any royalty fees related to this agreement.

17.	COMMITMENTS AND CONTINGENCIES

The Company has entered into several contracts that obligate it to future office space lease payments and consulting contracts for financial and investor relations services. The following is a summary of these commitments:

The Company’s corporate headquarters is located in Miami Beach, Florida. The Company currently leases space located at 1691 Michigan Avenue, Suite 601, Miami Beach Florida 33139. The lease is for a term of 39 months beginning on March 1, 2012 and ending May 31, 2015. Monthly lease payments are approximately $12,000 for a total of approximately $468,000 for the total term of the lease. The Company is currently in negotiations with the landlord to renew current and seek additional space in the building. As of June 30, 2014, the Company has a certificate of deposit in the amount of $210,585 at a financial institution which serves as security deposit to the landlord and is therefore restricted. Additionally, the Company has a three-year lease for an office in San Jose, California beginning on April 1, 2012 and ending April 30, 2015 with monthly lease payments of approximately $2,500 for a total of approximately $92,000 for the total term of the lease and a five year sublease for office and warehouse space in Phoenix, Arizona beginning December 1, 2013 and ending November 30, 2018 with monthly payments of approximately $10,300 for a total of approximately $621,000 for the total term, and one year office sharing license for office space in New York, New York beginning January 16, 2014 and ending January 31, 2015 with monthly payments of approximately $4,000 for a total of approximately $48,000 for the total term of the license.

Our minimum future aggregate minimum lease payments for these leases based on their initial terms as of June 30, 2014 are:

Year Ended June 30,:	Amount
2015	$317,118
2016	149,883
2017	124,188
2018	124,188
2019	51,745
Total	$767,122

Total rent expense for the three months and six months ended June 30, 2014 and 2013 was $120,281, $50,315, $223,588 and $95,269, respectively.

Pursuant to the terms of the amendment of the March 30, 2012 master agreement with a key supplier, the Company has committed to purchase 500 charging stations over the year ended June 30, 2013, at prices ranging from $2,500 to $2,700 per unit. If the Company fails to take delivery of the total specified number units, it will be responsible for reimbursement of certain price discounts on units previously received totaling approximately $42,000. As of June 30, 2014, the Company has purchased 90 units under this master agreement. In the opinion of the Company’s management, the vendor has not performed in accordance with the terms of the master agreement. As of June 30, 2014, the ultimate resolution of this matter is unknown.

On November 27, 2013, the Synapse Sustainability Trust (“Synapse”) filed a complaint against the Company and Michael D. Farkas, the Company’s CEO, alleging various causes of action regarding compliance under certain agreements that governed the sale of Synapse’s assets to CCGI in the Supreme Court of the State of New York, County of Onondaga (the “Court”). On or about January 7, 2014, CCGI filed its Answer and Affirmative Defenses. CCGI moved to dismiss Count V, breach of contract, because the Note contains an arbitration clause. Further, Farkas has moved to dismiss the Complaint for lack of personal jurisdiction.  On March 17, 2014, the Court dismissed Mr. Farkas from the action due to a lack of personal jurisdiction and dismissed Plaintiff’s Count V based on the existence of the Arbitration Clause contained in the Note. In the Court's letter decision issued on March 17, 2014, the Court granted Defendants' Motion to Dismiss the Complaint/Count V against Michael Farkas, and dismissed Count VI against CCGI.  Accordingly, the Court granted Plaintiff's Contempt Motion in part, and denied it in part, and scheduled a hearing on the contempt issue for May 13, 2014.  The hearing was canceled and the parties are now engaged in discovery.

On or about December 6, 2013, the Company filed a Complaint against Tim Mason and Mariana Gerzanych in the U.S. District Court for the Southern District of New York, alleging claims for Breach of Contract, Fraud in the Inducement, Civil Conspiracy to Commit Fraud, Unjust Enrichment, and Breach of Fiduciary Duty.  These claims were in relation to the Company’s purchase of 350 Green and the documents entered into (and allegedly breached by Gerzanych and Mason) related thereto.  The Defendants in this case were recently served with the court documents, and the Company intends to litigate this case vigorously. Each defendant filed for bankruptcy in January 2014 and as result a stay was granted preventing the case from moving forward. In April 2014, the defendants filed a complaint in the Bankruptcy Court alleging declaratory relief, breach of contract in the exchange agreement and the promissory note, claim and delivery, fraud in the inducement, unjust enrichment and objection to claim. CCGI moved to change venue to New York and moved to dismiss in California. Gerzanych and Mason have filed a motion to consolidate the New York action and the adversary complaint and tried before the Bankruptcy Court. Hearings on these matters are set for October 28, 2014.

On May 10, 2014, a firm executed an agreement to grant the Company exclusive rights to install charging stations on certain of the firm’s properties. In consideration, the Company would issue warrants to purchase a total of 2,607,712 shares of the Company’s common stock at $0.97 per share based on the closing price on the execution date. The agreement has not been countersigned by the Company nor have the warrants been issued as of August 19, 2014 and the agreement is not effective because certain closing conditions in the agreement have not been met.

On June 3, 2014, Manhattan Charging, Joseph Turquie (the Company's Chief Marketing Officer), Jamie Turquie and Brian Valenza, former Beam members, filed a complaint against the Company alleging various causes of action regarding compliance under certain agreements that governed the sale of Beam Charging, LLC to the Company. The Company is, and has been, actively working to resolve the issues outlined in the complaint.

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

On August 7, 2014, 350 received a copy of a complaint filed by Sheetz, a former vendor of 350 Green alleging breach of contract an unjust enrichment. The complaint names 350 Green, 350 Holdings LLC and Car Charging Group in separate breach of contract counts and names all three entities together in an unjust enrichment claim.

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

18.	SUBSEQUENT EVENTS

On July 2, 2014, the Company paid $31,460 to the Trustee of the Trust Mortgage in accordance with the terms of the Asset Purchase Agreement.

On August 4, 2014, the Trustee made the final payment to the law firm with a pre trust mortgage secured interest in the charging stations of 350 Green in the amount of $15,727 inclusive of accrue interest.

On August 8, 2014, the Company issued warrants to purchase 714,209 shares of the Company’s common stock to the former members of Beam in full satisfaction of the warrant payable as of June 30, 2014.

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

For discussion of other factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” in our Annual Report on Form 10-K received by the Securities and Exchange Commission on May 2, 2014.

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

Our revenues are primarily derived from hardware sales, public EV charging services, government grants, state and federal rebates, and marketing incentives.  EV charging fees are based either on an hourly rate or a per kilowatt-hour rate, and are calculated based on a variety of factors, including local electricity tariffs, strength of location, competitive services, and the prices of other fuels (such as gasoline).  We are also implementing subscription plans to include our public charging locations.

We purchase all of our EV charging stations through our wholly-owned subsidiary, eCharging Stations, LLC.  Stations are then installed and maintained though competitively bid subcontractor agreements with certified local vendors, to maintain the lowest installation and long-term costs possible.  We believe that automobile manufacturers are scheduled to mass produce and sell more models of electric vehicles to the public sometime after the second half of 2014.  Accordingly, at that time we anticipate that there will be a significant increase in the use of our EV charging stations.

As a result of our acquisitions of four competitors, we currently have approximately 6,000 level 2 charging units and 117 DC Fast Charging (Level 3) EV Devices installed. As a result of our acquisitions and partnerships with EV manufacturers, our network has broadened its offerings and includes units from numerous manufacturers.

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

Results of Operations

The results of the Company’s operations for the three and six months ended June 30, 2013 include the operations of Beam Charging LLC for the period of February 26, 2013, the acquisition date, through June 30, 2013, EV Pass LLC for the period of April 2, 2013, the acquisition date through June 30, 2013, 350 Green LLC for the period of April 22, 2013, the acquisition date, through June 30, 2013 and all subsidiaries for the three month and six month period ended June 30, 2014.

For the three months ended June 30, 2014 and 2013

Revenues

We have generated revenues of $315,931 from service fees related to installed EV Charging Stations for the three months ended June 30, 2014 as compared to $32,227 in service fees for the three months ended June 30, 2013, an increase of $283,704 which is primarily as a result of the charging heads acquired from Blink.  Grant revenue increased from $32,750 to $596,009.  Grants, rebate and incentives, collectively “grant revenue” related to equipment and related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives.  Grant revenue related to operating expenses is recognized as revenue when the expense is incurred. Grant revenue was primarily derived from a novated grant with the California Energy Commission (“CEC”), for which Electric Transportation Engineering Corporation of America (“ECOtality”), the entity from whom Blink Network LLC (“Blink”) was acquired, had completed some of the work, prior to its filing for bankruptcy but was subject to 10% retainage to be released upon all deliverables under the agreement. ECOtality had completed some of the work, prior to its filing for bankruptcy, in accordance with the terms of the grant. During the period of February 27, 2014 through May 15, 2014, the Company completed its contractual obligation to CEC by installing 22 electric vehicle charging stations. In June 2014, CEC paid the Company $763,698 representing $529,990 for amounts due as of December 31, 2013 and $233,708 for the recent 22 installations. The Company determined that $482,063 was recognized as revenue during the quarter ended June 30, 2014 and the remaining $281,635 was deferred as of June 30, 2014. We intend to vigorously seek additional grants, rebates, subsidies and equipment manufacturer incentives as a cost effective means of reducing our capital investment in the purchase and installation of charging stations.  Equipment sales increased from $12,762 to $61,328 during the quarter ended June 30, 2014.  During the quarter ended June 30, 2014 we sold 71 residential charging stations whereas we sold three stations during the quarter ended June 30, 2013.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, electricity reimbursements and revenue share payments to hosts.  Cost of revenues for the three months ended June 30, 2014 of $1,597,974 exceeded cost of revenues for the three months ended June 30, 2013 of $50,019 primarily because in the second quarter of 2013 the Company was in the developmental stage and depreciation was considered general and administrative expense whereas in 2014 depreciation and amortization included in cost of revenues totaled $755,133.  The acquisition of Blink Network LLC, the commencement of the execution of its operational plans and the additional $727,990 of network fees, electricity reimbursements and revenue share payments to hosts related to the number of installed charging stations acquired as a result of the four acquisitions completed during 2013 were the main factors that increased the cost of revenues for 2014.

Operating Expenses

Operating expenses consist of selling, marketing and advertising, payroll, administrative, finance and professional expenses.

Compensation expense decreased by $1,032,660 from $3,287,420 for the three months ended June 30, 2013 to $2,254,760 for the three months ended June 30, 2014.  The decrease was attributable to the issuance of 2,200,000 warrants in 2013 to a Company owned by our Chief Executive Officer valued at $2,253,119 offset by incremental payroll cost associated with the acquisition of Beam and Blink.

Other operating expenses increased by $235,264 from $141,494 for the three months ended June 30, 2013 to $376,758 for the three months ended June 30, 2014.  The increase was attributable to an increase in rent expense, rent expense for the Phoenix office and travel and sales and use tax expenses.

General and administrative expenses decreased by $1,474,606 from $2,032,197 for the three months ended June 30, 2013 to $557,591 for the three months ended June 30, 2014.  The decrease was primarily as a result of decreased amortization of intangible assets ($66,441), a reduction in stock and warrants issued to consultants ($1,246,621), a reduction in professional fees ($220,623) and non-inclusion of EV charging station depreciation in general administrative and administrative expense in the quarter ended June 30, 2014. EV charging station depreciation is in Cost of Revenues for three months ended June 30, 2014

An increase in inducement expense of $858,118 for the issuance of warrants to four shareholders of the Company who have agreed to provide financial support to the Company in the amount of $6,250,000 through 2014 and placement agents for securing such financing during the three months ended June 30, 2014.

An increase in impairment charge to Goodwill in 2014 associated with the acquisition of 350 Green and its placement in a trust mortgage of $3,299,379.

Operating Loss

Our operating loss for the three months ended June 30, 2014 of $7,953,312 increased by $2,519,921 as compared to the three months ended June 30, 2013 of $5,433,391 primarily as a result of an increase in operating expenses and a decrease in gross profit.

Other Income (Expense)

Other income increased by $1,046,689 from other expense of $207,025 for the three months ended June 30, 2013 to other income of $839,664 for the three months ended June 30, 2014. The net increase in 2014 was attributable to:

•	A gain from the change in fair value of the warrant payable of $474,800 associated with the anti-dilution protection offered the sellers associated with the Beam acquisition as opposed to a provision to the warrant payable for $187,000 for the quarter ended June 30, 2013.

•	An inducement expense of $368,688 associated with the issuance additional warrants and warrant units issued to three investors and one placement agent in conjunction with the sales of shares or our common stock during the fourth quarter who opted to extinguish the derivative liability feature of the warrants and warrant units.

•	A gain in 2014 from the change in fair value of a derivative liability of $745,089 associated with warrants and warrant units issued to investors and placement agents in conjunction with sale of shares of our common stock during the fourth quarter of 2013 and;.

Net Loss

Our net loss for the three months ended June 30, 2014 increased by $1,473,232 to $7,113,648 as compared to $5,640,416 for the three months ended June 30, 2013.  The increase was attributable to an increase in operating expenses of $1,885,495 and a decrease in gross profit of $634,426 offset by an increase in Other Income of $1,046,689.

For the six months ended June 30, 2014 and 2013

Revenues

We have generated revenues of $571,590, from service fees related to installed EV Charging Stations for the six months ended June 30, 2014 as compared to $42,803 in service fees for the six months ended June 30, 2013, an increase of $528,787 which is primarily as a result of the charging heads acquired from Beam, EVPass and 350 Green and Blink.  Grant revenue increased from $37,749 to $658,642.  Grants, rebate and incentives, collectively “grant revenue” related to equipment and related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives.  Grant revenue related to operating expenses is recognized as revenue when the expense is incurred. Grant revenue was primarily derived from a novated grant with the California Energy Commission (“CEC”), for which ECOotality had completed some of the work, prior to its filing for bankruptcy but was subject to 10% retainage to be released upon all deliverables under the agreement. ECOtality had completed some of the work, prior to its filing for bankruptcy, in accordance with the terms of the grant. During the period of February 27, 2014 through May 15, 2014, the Company completed its contractual obligation to CEC by installing 22 electric vehicle charging stations. In June 2014, CEC paid the Company $763,698 representing $529,990 for amounts due as of December 31, 2013 and $233,708 for the recent 22 installations. The Company determined that $482,063 was recognized as revenue during the quarter ended June 30, 2014 and the remaining $281,635 was deferred as of June 30, 2014. We intend to vigorously seek additional grants, rebates, subsidies and equipment manufacturer incentives as a cost effective means of reducing our capital investment in the purchase and installation of charging stations.  Equipment sales increased from $12,762 to $98,721 during the six months ended June 30, 2014.  During the six months ended June 30, 2014 we sold 118 residential charging stations whereas we sold three stations during the six ended June 30, 2013.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, electricity reimbursements and revenue share payments to hosts.  Cost of revenues for the six months ended June 30, 2014 of $2,892,175 exceeded cost of revenues for the six months ended June 30, 2013 of $54,428 primarily because during the first six months of 2013, the Company was in the developmental stage and depreciation was considered general and administrative expense whereas in 2014 depreciation and amortization included in cost of revenues totaled $1,501,010.  The acquisition of Blink Network LLC, the commencement of the execution of its operational plans and the additional $1,259,189 of network fees, electricity reimbursements and revenue share payments to hosts related to the number of installed charging stations acquired as a result of the four acquisitions completed during 2013 were the main factors that increased the cost of revenues for 2014.

Operating Expenses

Operating expenses consist of selling, marketing and advertising, payroll, administrative, finance and professional expenses.

Compensation expense decreased by $229,986 from $4,305,473 for the six months ended June 30, 2013 to $4,075,487 for the six months ended June 30, 2014.  The decrease was attributable to an increase in the number of employees due to the four acquisitions completed during 2013 offset by the issuance of 2,200,000 warrants valued at $2,253,119 in 2013 to a Company owned by our Chief Executive Officer.

Other operating expenses increased by $505,277 from $274,344 for the six months ended June 30, 2013 to $779,621 for the six months ended June 30, 2014.  The increase was attributable to an increase in rent expense for the Phoenix office and sales and use tax expenses and travel expenses.

General and administrative expenses decreased by $1,369,497 from $2,892,722 for the six months ended June 30, 2013 to $1,523,225 for the six months ended June 30, 2014.  The decrease was primarily as a result of the non inclusion of EV charging station depreciation in general administrative and administrative expense during the months ended June 30, 2014 and $632,174 included for the six months ended June 30, 2013 and a reduction in stock and warrants issued to consultants ($1,792,324). EV charging station depreciation is included in cost of revenue for the six months ended June 30, 2014.

An increase in inducement expense of $858,118 for the issuance of warrants to four shareholders of the Company who have agreed to provide financial support to the Company in the amount of $6,250,000 through 2014 and placement agents for securing such financing during the six months ended June 30, 2014.

An increase in impairment charge to Goodwill in 2014 associated with the acquisition of 350 Green and its placement in a trust mortgage of $3,299,379.

Operating Loss

Our operating loss for the six months ended June 30, 2014 of $12,099,052 increased by $4,665,399 as compared to the six months ended June 30, 2013 of $7,433,653 primarily as a result of a decrease in gross profit and an increase in operating expenses.

Other Income (Expense)

Other income increased by $1,556,311 from other expense of $429,824 for the six months ended June 30, 2013 to other income of $1,126,487 for the six months ended June 30, 2014.  The net increase in 2014 was attributable to:

•	A gain from the change in fair value of the warrant payable of $968,200 associated with the anti-dilution protection offered the sellers associated with the Beam acquisition as opposed to a provision of $187,000 for the six months ended June 30, 2013.

•	A $36,789 gain sustained by issuing shares of common stock and cash in settlement of an account payable, as opposed to a loss of $94,557 sustained in 2013 by issuing shares of common stock in settlement of an account payable and convertible notes payable.

•	Amortization expense of note discount of $126,783 in 2013 with no equivalent expense in 2014.

•	An inducement expense of $368,688 associated with the issuance additional warrants and warrant units issued to three investors and one placement agent in conjunction with the sales of shares or our common stock during the fourth quarter who opted to extinguish the derivative liability feature of the warrants and warrant units.

•	A gain in 2014 from the change in fair value of a derivative liability of $536,054 associated with warrants and warrant units issued to investors and placement agents in conjunction with sale of shares of our common stock during the fourth quarter of 2013 and;.

•	An increase in interest expense of $24,384 in 2014.

Net Loss

Our net loss for the six months ended June 30, 2014 increased by $3,109,088 to $10,972,565 as compared to $7,863,477 for the six months ended June 30, 2013. The increase was attributable to an increase in operating expense of $3,063,291, a decrease in gross profit of $1,602,108 offset by a net increase in Other Income of $1,556,311.

Liquidity and Capital Resources

During 2014, we have financed our activities from sales of our capital stock and from loans from related parties during 2013.  A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs such as personnel, office expenses and various consulting and professional fees.

For the six months ended June 30, 2014 and 2013, we used cash of $4,642,935 in 2014 and used cash $993,031 from operations in 2013, respectively. Our cash use for 2014 was primarily attributable to our net loss of $10,972,565 offset by changes in operating assets and liabilities of $289,511 and by non cash reconciling items of $6,040,119. During the six months ended June 30, 2014, cash used for investing activities consisted of $672,539 of which $535,374was for purchases of electric vehicle charging stations and $137,165 for the purchase of an automobile.  Net cash outflows for investing activities were $1,059,440 for the six months ended June 30, 2013 which were primarily for capital expenditures. Cash provided used in financing activities for the six months ended June 30, 2014 was $241,859 of which $210,585 was from the purchase of Certificate of Deposit to serve as collateral for a letter of credit issued by the bank to serve as a security deposit for pending space rental in Miami Beach, Florida and the repayment of notes of $31,274. Cash flows from financing activities for the six months ended June 30, 2013 totaled $2,204,220 provided primarily by the net proceeds of $2,208,000 from the sale of shares of our common stock, proceeds from stock subscription payable of $525,000, proceeds of $145,000 from the issuance of notes payable offset by the payment of convertible notes and notes payable totaling $673,780. The net decrease in cash during the six months ended June 30, 2014 was $5,557,333 as compared with a net increase of $151,749 for the six months ended June 30, 2013.

Through June 30, 2014, the Company has incurred an accumulated deficiency since inception of $56,882,107.   At June 30, 2014, the Company had a cash balance of $2,280,006.   The Company has incurred additional losses subsequent to June 30, 2014.  The Company has identified cost reduction and revenue generating measures which when implemented would result in a reduction in employee headcount, inventory sales, and other cost savings measures. These actions are expected to result in annual cost savings which should start to be realized toward the third quarter of 2014.  At August 19, 2014, the Company had a cash balance of approximately $922,000

The Company expects that through the next 12 months, the capital requirements to fund the Company’s growth and to cover the operating costs will consume substantially all of the cash flows that it expects to generate from its operations, as well as from the proceeds of intended issuances of debt and equity securities. The Company further believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not generate sufficient funds to cover anticipated operating costs. Accordingly, the Company requires external funding to sustain operations and to follow through on the execution of its business plan. However, there can be no assurance that the Company’s plans will materialize and/or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

Since inception, the Company’s operations have primarily been funded through proceeds from equity and debt financings. Although management believes that the Company has access to capital resources, there are currently no commitments in place for new financing at this time, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

The Company intends to raise additional funds during the next six months. The additional capital would be used to fund the Company’s operations. The current level of cash and operating margins is not enough to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. Should the Company not be able to raise additional capital through a private placement or some other financing source, the Company would take one or more of the following actions to conserve cash: further reductions in employee headcount, reduction in base salaries to senior executives and employees, and other cost reduction measures. Assuming that the Company is successful in its growth plans and development efforts, the Company believes that it will be able to raise additional funds through sales of its stock. There is no guarantee that the Company will be able to raise such additional funds on acceptable terms, if at all.

We have not been able to complete the audit of 350 Green LLC and Blink Network LLC for the two calendar years prior to their respective acquisitions. Rule 505 and 506 of Regulation D requires that all non-accredited investors be provided with certain disclosure documents, including the audited financial statements for the prior two fiscal years. In the event that we will not be able to complete the audits for these two entities, we will not be able to raise any additional funds from non-accredited investors until such time that the audits for the two prior fiscal years are completed.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should it be unable to continue as a going concern.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of June 30, 2014 our internal controls over financial reporting (“ICFR”) were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	We have determined that oversight over our external financial reporting and internal control over our financial reporting by our audit committee is ineffective. The audit committee has not provided adequate review of the Company’s SEC’s filings and consolidated financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s consolidated financial statement.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

General Litigation

On November 27, 2013, the Synapse Sustainability Trust (“Synapse”) filed a complaint against the Company and Michael D. Farkas, the Company’s CEO, alleging various causes of action regarding compliance under certain agreements that governed the sale of Synapse’s assets to CCGI in the Supreme Court of the State of New York, County of Onondaga. On or about January 7, 2014, CCGI filed its Answer and Affirmative Defenses. CCGI moved to dismiss Count V, breach of contract, because the Note contains an arbitration clause. Further, Farkas has moved to dismiss the Complaint for lack of personal jurisdiction.  On March 17, 2014, the Court dismissed Mr. Farkas from the action due to a lack of personal jurisdiction and dismissed Plaintiff’s Count V based on the existence of the Arbitration Clause contained in the Note. In the Court's letter decision issued on March 17, 2014, the Court granted Defendants' Motion to Dismiss the Complaint/Count V against Michael Farkas, and dismissed Count VI against CCGI.  Accordingly, the Court granted Plaintiff's Contempt Motion in part, and denied it in part, and scheduled a hearing on the contempt issue for May 13, 2014.  The hearing was canceled and the parties are now engaged in discovery.

On or about December 6, 2013, the Company filed a Complaint against Tim Mason and Mariana Gerzanych in the U.S. District Court for the Southern District of New York, alleging claims for Breach of Contract, Fraud in the Inducement, Civil Conspiracy to Commit Fraud, Unjust Enrichment, and Breach of Fiduciary Duty.  These claims were in relation to the Company’s purchase of 350 Green, LLC, and the documents entered into (and allegedly breached by Gerzanych and Mason) related thereto.  The Defendants in this case were recently served with the court documents, and the Company intends to litigate this case vigorously. Each defendant filed for bankruptcy in January 2014 and as result a stay was granted preventing the case from moving forward. In April 2014, the defendants filed a complaint in the Bankruptcy Court alleging declaratory relief, breach of contract in the exchange agreement and the promissory note, claim and delivery, fraud in the inducement, unjust enrichment and objection to claim. CCGI moved to change venue to New York and moved to dismiss in California. Gerzanych and Mason have filed a motion to consolidate the New York action and the adversary complaint and tried before the Bankruptcy Court. Hearings on these matters are set for October 28, 2014.

On June 3, 2014, Manhattan Charging, Joseph Turquie (the Company's Chief Marketing Officer), Jamie Turquie and Brian Valenza, former members of Beam, filed a complaint against the Company alleging various causes of action regarding compliance under certain agreements that governed the sale of Beam to the Company. The Company is, and has been, actively working to resolve the issues outlined in the complaint. Further, CCGI has not yet been served with a copy of the final complaint at this time.

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

On August 8, 2014, 350 received a copy of a complaint filed by Sheetz, a former vendor of 350 Green alleging breach of contract an unjust enrichment. The complaint names 350 Green, 350 Holdings LLC and Car Charging Group, Inc. in separate breach of contract counts and names all three entities together in an unjust enrichment claim.

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

Item 1A.  Risk Factors

We have a history of losses and expect to incur substantial future losses, and the notes to our condensed consolidated financial statements expresses substantial doubt about our ability to continue as a going concern.

We have experienced substantial operating losses since inception. As of June 30, 2014, we had an accumulated deficit of $56,882,107, which included net losses of $7,113,648 for the quarter ended June 30, 2014. In part due to these losses, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our losses have resulted principally from costs incurred in the development of our business and other operating expenses. We intend to continue to incur costs associated with growing our business which, together with expenses incurred for other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. No assurance can be given that we will be successful and that the we will be able to achieve profitability or that profitability, if achieved, can be sustained.

We have not been able to complete the audit for the past two years of operations for 350 Green LLC and Blink Network LLC and without these audited financial statements we will not be able to raise additional funds from non-accredited investors under Rule 505 or 506 of Regulation D of the Securities Act.

We acquired 350 Green, LLC and Blink Network, LLC in 2013 and have been working to consolidate our financial statements. We have not, however, been able to complete the audit for these two entities for the two calendar years prior to their respective acquisitions. Rule 505 and 506 of Regulation D requires that all non-accredited investors be provided with certain disclosure documents, including the audited financial statements for the prior two fiscal years. In the event that we will not be able to complete the audits for these two entities, we will not be able to raise any additional funds from non-accredited investors until such time that the audits for the two prior fiscal years are completed.

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

On March 27, 2014, the Company entered into a contract with Mr. Andrew Shapiro to serve as a member of the Company’s Board of Directors which was approved by the Board of Directors on April 17, 2014. The terms of the agreement require the Company to issue options to Mr. Shapiro to purchase 400,000 shares of the Company’s common stock at a premium of $0.01 to the closing market price on the date of the Board of Directors approval to his appointment to the Company’s Board of Directors ($1.00) which vest immediately and expire seven years from date of issuance.

During the six months ended June 30, 2014, the Company has issued options to employee members of the Board of Directors to purchase 125,000 shares of the Company’s common stock for attending Board of Director meetings. The options, which vest in two years and expire in five years, were issued under the Company’s 2013 Omnibus Incentive Plan. The options have exercise prices ranging from $0.90 - $1.56. The stock price was determined based on the closing price on the respective dates of the grant.

On May 2, 2014, the Company obtained commitments through January 2, 2014 from four shareholders to finance up to $6,250,000. In conjunction with the commitment, the Company issued warrants to purchase a total of 3,869,048 shares of the Company’s common stock at $1.05 per share which vest immediately and expire in five years to the four shareholders. The stock price was determined based on the closing market price on the date of the commitment letter.

On May 14, 2014, the Company authorized the issuance of options to purchase 2,178,000 shares of the Company’s common stock to employees and consultants of the Company. The options which cliff vest over three years and expire five year from date of issuance were issued the Company’s 2013 Omnibus Incentive Plan. The options have exercise prices ranging from $1.00- $1.10.

In conjunction with the offer to exchange derivative liability warrants for non derivative liability warrants during the quarter ended June 30, 2014, 9,431,418 warrants were exchanged and 2,513,568 inducement warrants were issued as further described in Note 10.

On August 8, 2014, the Company issued warrants to purchase 714,209 shares of the Company’s common stock to the former members of Beam in full satisfaction of the warrant payable as of June 30, 2014.

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

CAR CHARGING GROUP, INC.

	By:	/s/ Michael D. Farkas
Date: August 22, 2014		Michael D. Farkas
Chief Executive Officer
(Duly Authorized and Principal
Executive Officer)

Date: August 22, 2014	By:	/s/ Jack Zwick
Jack Zwick
Chief Financial Officer
(Duly Authorized and Principal
Financial and Accounting Officer)

