Form 10-Q
period 2014-09-30
Car Charging Group, Inc.
filed 2015-06-18
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of June 16, 2015: 79,255,955 shares of common stock, $0.001 par value were issued and outstanding.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

FORM 10-Q

September 30, 2014

1

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

CAR CHARGING GROUP, INC. & SUBSIDIARIES

September 30, 2014

CAR CHARGING GROUP, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$152,924	$7,837,339
Accounts receivable and other receivables, net of an allowance of $0 and $0, respectively	301,925	204,544
Accounts receivable and other receivables-350 Green, net of an allowance of $0 and $0, respectively	-	11,459
Inventory	1,861,352	1,441,792
Advanced commissions, net of an allowance of $481,250 and $385,750, respectively	29,250	20,000
Prepaid expenses and other current assets	399,092	271,675
Total current assets	2,744,543	9,786,809

FIXED ASSETS
EV charging stations, net of accumulated depreciation of $3,509,524 and $1,748,912, respectively	1,754,614	5,536,811
EV charging stations-350 Green, net of accumulated depreciation of $0 and $684,575, respectively	-	1,478,426
Software, net of accumulated amortization of $166,244 and $65,515, respectively	322,152	260,820
Automobiles, net of accumulated depreciation of $78,526 and $39,662, respectively	191,390	93,089
Office and computer equipment, net of accumulated depreciation of $55,272 and $42,415, respectively	43,133	50,682
Office and computer equipment-350 Green, net of accumulated depreciation of $0 and $968, respectively		4,340
Machinery and equipment, net of accumulated depreciation of $19,403 and $10,465, respectively	52,106	61,044
Total fixed assets, net	2,363,395	7,485,212

DEPOSITS	93,718	42,275

RESTRICTED CASH	210,671	-

INTANGIBLE ASSETS, net of accumulated amortization of $396,351 and $109,854, respectively	677,151	963,648

GOODWILL	-	1,601,882

GOODWILL-350 Green	-	3,299,379

OTHER ASSETS	542,597	290,887

TOTAL ASSETS	$6,632,075	$23,470,092

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current portion of notes payable	$401,136	$399,739
Current portion of notes payable-350 Green, a variable interest entity as of September 30, 2014, without recourse to the Company	-	40,000
Accounts payable	1,119,972	1,025,279
Accounts payable-350 Green, a variable interest entity as of September 30, 2014, without recourse to the Company	4,164,662	4,343,140
Accrued expenses	2,852,192	2,127,064
Accrued expenses-350 Green, a variable interest entity as of September 30, 2014, without recourse to the Company	339,828	331,112
US Department of Energy	1,833,896	2,316,508
Registration rights penalty	1,854,000	1,543,000
Warrants payable	10,911	1,216,000
Derivative liability payable	4,480,705	9,511,364
Deferred revenue	626,643	196,463
Deferred revenue-350 Green, a variable interest entity as of September 30, 2014, without recourse to the Company	-	15,631
Deferred rent	10,503	13,881
Total current liabilities	17,694,448	23,079,181

DEFERRED REVENUE, net of current portion	696,739	678,392

DEFERRED RENT, net of current portion	-	6,564

NOTES PAYABLE, net of current portion	22,196	129,202

TOTAL LIABILITIES	18,413,383	23,893,339

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Series A Convertible Preferred Stock, $0.001 par value, 10,000,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013	10,000	10,000
Common Stock, 500,000,000 shares authorized at $0.001 par value; 77,697,633 and 77,124,833 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	77,698	77,125
Additional paid-in capital	53,459,720	45,399,170
Accumulated deficit	(60,944,253)	(45,909,542)
TOTAL CAR CHARGING GROUP INC. -STOCKHOLDERS' DEFICIT	(7,396,835)	(423,247)
Non-controlling interest	(4,384,473)	-
TOTAL STOCKHOLDER'S DEFICIT	(11,781,308)	(423,247)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,632,075	$23,470,092

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2014	2013
Revenue:
Service revenue	$414,157	$40,863
Grant and rebate revenue	207,276	48,303
Sales	374,708	-
Other	23,845	-
TOTAL REVENUES	1,019,986	89,166

Cost of Revenues:
Cost of services	735,005	39,662
Depreciation and amortization	742,385	-
Cost of sales	158,443	-
TOTAL COST OF REVENUES	1,635,833	39,662

Gross profit (loss)	(615,847)	49,504

Operating expenses:
Compensation	2,088,406	5,518,814
Other operating expenses	484,624	291,559
General and administrative expenses	574,148	1,350,076
Impairment and loss of title of car charging stations	2,854,422	-
Impairment of goodwill	1,601,882	-
Loss on replacement of EV charging stations	19,848	-
Inducement expense for exclusive EV installation rights provided to the Company	321,877	-
TOTAL OPERATING EXPENSES	7,945,207	7,160,449

Loss from operations	(8,561,054)	(7,110,945)

Other income (expense):
Interest expense, net	(108,783)	(16,729)
Debt conversion expense	-	(687,286)
Loss on change in fair value of derivative warrant payable	(7,564)	-
Gain on change in fair value of derivative warrant liability	149,250	-
Inducement expense for partial extinguishment of derivative liabilities	(14,065)	-
Provision for warrant payable	(3,347)	(122,000)
Public information penalty	(72,667)	-
Incremental registration rights penalty for payment in Series C convertible stock	(311,000)	-
Release from liability from US Department of Energy	482,611	-
Total other income/ (expense)	114,435	(826,015)

Loss before income taxes	(8,446,619)	(7,936,960)

Income tax provision	-	-
Net loss	(8,446,619)	$(7,936,960)
Deemed dividend to Series B shareholder upon conversion to common stock and warrants	-	(2,831,830)
Net loss attributable to common shareholders	(8,446,619)	$(10,768,790)

Net loss per common share- basic and diluted	$(0.11)	$(0.19)

Weighted average number of common shares - basic and diluted	77,697,633	55,941,419

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2014	2013
Revenues:
Service revenue	$985,747	$83,666
Grant and rebate revenue	865,918	86,052
Sales	473,429	12,762
Other	23,845	-
TOTAL REVENUES	2,348,939	182,480

Cost of Revenues:
Cost of services	2,040,912	86,380
Depreciation and amortization	2,243,395	-
Cost of sales	243,701	7,710
TOTAL COST OF REVENUES	4,528,008	94,090

Gross profit (loss)	(2,179,069)	88,390

Operating expenses:
Compensation	6,163,893	9,824,287
Other operating expenses	1,264,245	565,903
General and administrative expenses	2,097,373	4,242,798
Impairment of goodwill	4,901,261	-
Impairment and loss of title of car charging stations	2,854,422	-
Inducement expense for issuing financial support to Company	858,118	-
Loss on replacement of EV charging stations	19,848	-
Inducement expense for exclusive EV installation rights provided to the Company	321,877	-
TOTAL OPERATING EXPENSES	18,481,037	14,632,988

Loss from operations	(20,660,106)	(14,544,598)

Other income (expense):
Interest expense, net	(154,651)	(38,213)
Debt conversion expense	-	(687,286)
Amortization of discount on convertible debt	-	(126,783)
Gain (Loss) on settlement of accounts payable for cash and common stock	21,000	(47,856)
Gain on settlement of accounts payable	15,789	-
Loss on payment of convertible notes payable	-	(46,701)
Gain on change in fair value of derivative warrant payable	960,636	-
Gain on change in fair value of derivative warrant liability	685,304	-
Inducement expense for partial extinguishment of derivative liabilities	(382,753)	-
Provision for warrant liability	(3,347)	(309,000)
Public information penalty	(72,667)	-
Incremental registration rights penalty for payment in Series C convertible stock	(311,000)	-
Release from liability from US Department of Energy	482,611	-
Total other income/(expense)	1,240,922	(1,255,839)

Loss before income taxes	(19,419,184)	(15,800,437)
Income tax provision	-	-
Net loss	$(19,419,184)	$(15,800,437)
Deemed dividend to Series B shareholder upon conversion to common stock and warrants	-	(2,831,830)
Net loss attributable to common shareholders	$(19,419,184)	$(18,632,267)

Net loss per common share- basic and diluted	$(0.25)	$(0.37)

Weighted average number of common shares - basic and diluted	77,654,931	50,960,584

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity (Deficit)

(Unaudited)

					Additional		Non Controlling	Stockholders'
	Preferred-A	Preferred-A	Common	Common	Paid-In	Accumulated	Interest	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Deficit

Balance at January 1, 2014	10,000,000	$10,000	77,124,833	$77,125	$45,399,170	$(45,909,542)	$-	$(423,247)

Warrants and options issued for compensation and services					2,216,348			2,216,348

Common stock issued for compensation and services previously accrued			100,000	100	136,900			137,000

Common stock issued for settlement of accounts payable			4,098	4	4,995			4,999

Cashless conversion of warrants into common stock			468,702	469	(469)			-

Warrants issued for funding commitment					726,868			726,868

Derivative liability warrants extinguished					4,345,355			4,345,355

Warrants issued in connection with acquisition of Beam LLC					247,800			247,800

Warrants issued as inducement for extinguishment of derivative liabilities					382,753			382,753

Non -controlling interest share of consolidated equity						4,384,473	(4,384,473)	-

Net loss for the nine months ended September 30, 2014						(19,419,184)		(19,419,184)

Balance at September 30, 2014	10,000,000	$10,000	77,697,633	$77,698	$53,459,720	$(60,944,253)	$(4,384,473)	$(11,781,308)

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,419,184)	$(15,800,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,665,377	1,401,014
Amortization of discount on convertible notes payable	-	126,783
Gain on change in fair value of derivative warrant liability	(685,304)	-
Release from liability from US Department of Energy	(482,611)	-
Provision for loss on advanced commissions	95,500	350,000
(Gain) loss on settlement of accounts payable for common stock and cash	(21,000)	47,856
Loss on repayment of convertible notes payable	-	46,701
Gain (loss) on change in fair value of warrants payable	(960,636)	309,000
Impairment of goodwill	4,901,261	-
Impairment and loss of title of charging stations	2,854,422	-
Incremental registration rights penalty for payment in Series C convertible stock	311,000	-
Provision for inventory shrinkage	100,000	-
Public information penalty	72,667	-
Provision for warrants payable	3,347	-
Loss on replacement of charging stations	19,848	-
Debt conversion expense	-	687,286
Return of common stock due to arbitration	-	(371,250)
Non-cash compensation:
Common stock issued for services and compensation	-	2,281,905
Warrants and options issued for services, compensation and fees	3,325,968	7,910,076
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(85,922)	-
Inventory	(325,598)	-
Advanced commissions	(104,750)	(68,250)
Prepaid expenses and other current assets	(106,131)	(66,411)
Deposits	-	(10)
Other assets	110,379	21,836
Accounts payable and accrued expenses	644,250	1,079,058
Deferred revenue	432,896	833,153
Deferred rent	(9,942)	(6,916)
Accrued interest -related party	-	(5)
Net Cash Used in Operating Activities:	(6,664,163)	(1,218,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of accounts receivable	-	(163,292)
Purchase of office and computer equipment	-	(1,177)
Purchase of automobile	(137,165)	-
Purchase of electric charging stations	(460,797)	(967,281)
Purchase of network software	(162,150)
Cash from acquisitions in excess of amount paid	-	9,345
Net Cash Used in Investing Activities	(760,112)	(1,122,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	-	145,000
Sale of common stock, net of issuance cost	-	2,964,695
Restricted cash as security deposit for space rental	(210,671)	-
Payment of notes and convertible notes payable	(49,469)	(725,029)
Net Cash (used in) Provided by Financing Activities	(260,140)	2,384,666

NET INCREASE /(DECREASE) IN CASH	(7,684,415)	43,650

CASH AT THE BEGINNING OF THE PERIOD	7,837,339	13,416
CASH AT END OF PERIOD	$152,924	$57,066

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest expense	$1,473	$36,213
Income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock issued in exchange for conversion of warrants	$469	$-
Issuance of warrants in consideration of equity investment	$-	$1,195,888
Common stock issued for settlement of accounts payable	$4,999	$213,331
Common stock issued for debt and interest	$-	$852,491
Conversion of Series B Convertible Preferred Shares into common shares	$-	$1,500
Conversion of notes payable into common stock and warrants	$-	$165,205
Issuance of common stock for services previously accrued	$137,000	$-
Purchase of software development for common stock	$-	$150,000
Purchase of accounts receivable for common stock	$-	$127,491
Software development costs reclassified from other assets to prepaid and other current assets	$150,000	$-
Reclassification of chargers to other assets	$512,089	$-
Acquisition of treasury stock at cost	$-	$450,000
Issuance of common stock for acquisitions	$-	$3,750,000
Issuance of note payable for acquisition	$-	$1,005,918
Extinguishment of partial derivative liability	$4,355,345	$-
Warrants issued in exchange for derivative warrant liabilities	$1,385,167	$-

The accompanying notes are an integral part of these financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

September 30, 2014

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION

Car Charging Group Inc. (“CCGI”) was incorporated on October 3, 2006 under the laws of the State of Nevada as New Image Concepts, Inc. On November 20, 2009, New Image Concepts, Inc. changed its name to Car Charging Group, Inc.

Pursuant to its business plan, CCGI through its wholly owned subsidiaries, acquires and installs EV charging stations, and shares servicing fees received from customers that use the charging stations with the property owner(s), on a property by property basis. Additionally, CCGI through its wholly owned subsidiaries sells hardware to others and enters into individual arrangements for this purpose with various property owners, which may include municipalities, garage operators, hospitals, multi- family properties, shopping-malls and facility owner/operators.

Through September 30, 2014, CCGI and its wholly owned subsidiaries (the “Company” or “Car Charging”) has incurred an accumulated deficiency since inception of $60,944,253.   At September 30, 2014, the Company had a cash balance of $152,924.   The Company has incurred additional losses subsequent to September 30, 2014.  The Company implemented cost reduction measures in December 2014 to help reduce employee headcount, inventory and other operating expenditures.  At June 16, 2015, the Company had a cash balance of approximately $229,000.

LIQUIDITY

On December 23, 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”) for an aggregate of $6,000,000 (the “Aggregate Subscription Amount”). Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchasers: (i) 60,000 shares of Series C Preferred Stock convertible into 8,571,429 shares of the Company’s common stock, par value $0.001, (the “Common Stock”); and (ii) warrants (the “Warrants”) to purchase an aggregate of 8,571,429 shares of Common Stock (the “Warrant Shares”) for an exercise price of $1.00 per share.

The release of the Aggregate Subscription Amount to the Company is subject to the Company meeting certain milestones. On December 23, 2014, all the initial closing conditions were met so the Company received Two Million Dollars ($2,000,000) of the Aggregate Subscription Amount. The remaining Four Million Dollars ($4,000,000) was deposited into an escrow account. If the first set of milestones is achieved on or before March 31, 2015, the Company will receive Two Million Dollars ($2,000,000) from the escrow proceeds. The remaining Two Million Dollars ($2,000,000) will be released from escrow based on whether or not the second set of milestones is achieved on or before June 30, 2015.

If the milestones are not achieved on or before July 31, 2015 then the amounts remaining in escrow will be returned to the Purchasers, pro rata based upon the relative cash contributions. Although the milestones, as defined were not met, the investors released $4,000,000 as of June 15, 2015 in consideration of the formation of an Operations and Finance Committee (“OPFIN Committee”) to provide the Company with financial and operational direction, management and oversight with respect to the Company’s operating plan and fiscal year 2015 revised budget and to oversee progress.

The Company expects that through the next 12 months from the date of this filing, capital requirements to fund the Company’s growth and to cover its operating costs will consume all of the cash flows that it expects to generate from its operations as well as proceeds from the equity issuance noted above. The Company believes that during this period, while the Company is focusing on the growth and expansion of its business, the gross profit that it expects to generate from operations will not be sufficient to cover anticipated operating costs. Accordingly, the Company may require external funding to sustain operations and to follow through on the execution of its business plan. However, there can be no assurance that the Company’s plans will materialize and/or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

Since inception, the Company’s operations have primarily been funded through proceeds from equity and debt financings. Although management believes that the Company has access to capital resources, there are currently no other commitments in place for new financing at this time, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

The Company intends to raise additional funds during the next twelve months. The additional capital raised would be used to fund the Company’s operations. The current level of cash and operating margins is insufficient to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. Should the Company not be able to raise additional debt or equity capital through a private placement or some other financing source, the Company would take one or more of the following actions to conserve cash: further reductions in employee headcount, reduction in base salaries to senior executives and employees, and other cost reduction measures. Assuming that the Company is successful in its plans and development efforts, the Company believes that it will be able to raise additional debt or equity capital. There is no guarantee that the Company will be able to raise such additional funds on acceptable terms, if at all.

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

BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to represent a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on May 5, 2014.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of CCGI and its wholly-owned subsidiaries, including Car Charging, Inc., Beam Charging LLC (“Beam”), EV Pass LLC, and Blink Network LLC (“Blink”). Beam was acquired on February 26, 2013, EV Pass LLC was acquired on April 3, 2013, 350 Green was acquired on April 22, 2013 and Blink was acquired on October 16, 2013 as a result of an asset purchase agreement with Electric Transportation Engineering Corporation of America (“ECOtality”). Accordingly, the operating results of these businesses are included from their respective acquisition dates. All intercompany transactions and balances have been eliminated in consolidation.

The consolidation guidance relating to accounting for Variable Interest Entities (“VIE”) requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. As more fully described in Note 5, the Company determined that it is the primary beneficiary of 350 Green LLC (“350 Green”), and as such, 350 Green’s assets, liabilities and results of operations are included in the Company’s condensed consolidated financial statements.

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

RESTRICTED CASH

At September 30, 2014, the Company had a $210,671 certificate of deposit at a financial institution which served as collateral for a letter of credit as a landlord’s security deposit for pending rental of current and additional office space, currently in negotiations, in Miami Beach, Florida. The negotiations between the landlord and the Company have terminated and the certificate of deposit matured in October 2014.

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

INVENTORIES

Inventory is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company writes down inventory for potentially excess and obsolete items after evaluating historical sales, future demand, market conditions and expected product life cycles to reduce inventory to its estimated net realizable value. Such provisions are made in the normal course of business and charged to cost of goods sold in the statement of operations as deemed necessary. Future demand or market conditions are solely based on the Company’s projections of future electric car sales and the related demand for its products and services. Due to the nascent stage of the electric car charging industry, the Company has determined that inventory write-downs are not required at this time. If future inventory write-downs would be required, they would be reflected in costs of goods sold in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory would be established, and subsequent changes in facts and circumstances would not result in the restoration or increase to that newly established cost basis.

As of September 30, 2014 and December 31, 2013, inventory was comprised solely of electric charging stations and related parts that are available for sale or warranty requirements.

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

ELECTRIC VEHICLE (“EV”) CHARGING STATIONS

EV charging stations represents the depreciable cost of charging devices that have been installed on the premises of participating owner/operator properties or are earmarked to be installed. Upon sale, replacement or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the condensed consolidated statements of operations. The Company held approximately $154,000 and $1,135,000 in EV charging stations that were not placed in service as of September 30, 2014 and December 31, 2013, respectively.

The Company will begin depreciating this equipment when installation is substantially complete. In conjunction with the acquisition of Blink in October 2013, the Company’s management determined that the Company is no longer a development stage company as it has established the business and corresponding revenue generating opportunities through its principal operations. EV charging station depreciation, formerly classified as general and administrative expenses is now classified as cost of revenues. Depreciation expense pertaining to EV charging stations for the three months and nine months ended September 30, 2014 is $699,374 and $2,145,608, respectively. EV charging station depreciation of $590,686 and $1,195,445 for the three months and nine months ended September 30, 2013 was recorded in general and administrative expenses.

SOFTWARE

Amortization expense for the three months and nine months ended September 30, 2014 pertaining to network software was $40,031 and $88,848 respectively and is recorded as cost of revenue. There was no amortization expense pertaining to network software for the three months and nine months ended September 30, 2013. Non network software amortization for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013 was $2,486 and $11,881, $7,460 and $9,395 respectively.

OFFICE AND COMPUTER EQUIPMENT

Depreciation expense for the three months and nine months ended September 30, 2014 and 2013 was $1,444 $16,095, $11,889 and $32,041, respectively.

AUTOMOBILES

The Company operates seven electrically-charged enabled automobiles. Depreciation expense for the three months ended and nine months ended September 30, 2014 and 2013 was $14,098, $5,735, $38,864 and $17,204, respectively.

MACHINERY AND EQUIPMENT

Depreciation expense classified as cost of revenue for the three months ended and nine months ended September 30, 2014 and 2013 was $2,980, $0, $8,939 and $0, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s long-lived assets, which include EV charging stations, office and computer equipment, automobiles, machinery and equipment, network software and finite lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

As the industry is in its nascent stages and heavily dependent upon electric vehicle car sales, the Company assesses the recoverability of its long-lived assets by monitoring current selling prices of car charging units in the open market, the adoption rate of various auto manufacturers in the electric vehicle market and projected car charging utilization at various public car charging stations throughout its network in determining fair value. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

GOODWILL

Goodwill represents the premium paid over the fair value of the intangible and net tangible assets acquired in business combinations. The Company is required to assess the carrying value of its reporting units that contain goodwill at least on an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. On April 17, 2014, the Company’s Board of Directors approved the formation of a Trust Mortgage, a binding contract between 350 Green and a trustee, to serve as fiduciary for the benefit of all creditors of 350 Green, whereby 350 Green confers upon the trustee the authority and power to manage the operations and assets of the business in a manner that will maximize recovery for 350 Green’s creditors. The Trust Mortgage and the acts of the trustee are not binding upon the creditors of 350 Green. As a result of this event, the Company’s management had reassessed the carrying value of the goodwill related to the 350 Green acquisition, $3,299,379, and determined that it had been fully impaired and is included as an operating expense for the nine months ended September 30, 2014. As further described in Note 6-Impairment of and Losses of Long Lived Assets, the Company’s management had reassessed the carrying value of the goodwill related to the Beam Charging LLC (“Beam Charging”) acquisition, $1,601,882, and determined that it too had also been fully impaired and is included as an operating expense for the three and nine months ended September 30, 2014.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, deposits and advanced commissions, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2014 and December 31, 2013.

The Company revalues its warrants payable to the former members of Beam and the warrants to investors who were issued warrants and warrant units in conjunction with stock sales during the fourth quarter of 2013 and at every reporting period and recognizes gains or losses in the condensed consolidated statement of operations that are attributable to the change in the fair value of the these liabilities. The Company has no other assets or liabilities measured at fair value on a recurring basis. The development and determination of the unobservable input for Level 3 fair value measurements and the fair value calculation are the responsibility of the Company’s Chief Financial Officer and approved by the Chief Executive Officer.

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

RECLASSIFICATION

As a result of the Company emergence from a developmental stage company, EV charging station depreciation and Blink network software amortization, formerly classified as general and administrative expenses are now classified as cost of revenues in the condensed consolidated statement of operations for the three months ended and the nine months ended September 30, 2014. Depreciation and amortization expense for the three months ended and nine months ended September 30, 2013 was recorded as general and administrative expenses as the Company was still in the developmental stage. Additionally, the assets and liabilities of 350 Green have been separately presented on the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 (see Note 5).

STOCK-BASED COMPENSATION

 Employee

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

Non-Employee

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

INCOME TAXES

The Company follows Topic 740 of the FASB Accounting Standards Codification, (“ASC Section 740”) which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date. As of September 30, 2014, the Company maintained a full valuation allowance against its deferred tax assets since it is more likely than not that the future tax benefit on such temporary differences will not be realized.

ASC Section 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Section 740, the Company may recognize the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement by examining taxing authorities. ASC Section 740 also provides guidance on de-recognition, classification, between interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company has open tax years going back to 2011 which may be subject to audit by federal and state authorities. The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s Consolidated Statement of Operations.

NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to Topic 260 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per common share is computed by dividing net earnings by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the nine months ended September 30, 2014 and 2013, as they were anti-dilutive.

	2014	2013
Preferred stock issued	25,000,000	25,000,000

Warrants	45,442,005	17,947,726

Options	7,649,665	5,220,665
Total Potential Dilutive Shares	78,091,670	48,168,391

The above warrants include warrants to purchase 31,000 and 117,587 shares of the Company’s common stock contingently issuable to the former members of Beam as of September 30, 2014 and September 30, 2013, respectively. The 31,000 warrants issuable at September 30, 2014 were issued on October 3, 2014.

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

 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs— Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is not permitted. The Company is currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on its financial position and results of operations.

In June 2014, FASB issued Accounting Standards Update 2014–12, Compensation – Stock Compensation (Topic 718), which clarifies accounting for share–based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant–date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the annual periods (and interim periods therein) ending after December 15, 2015. Early application is permitted. The Company is currently evaluating the effects of ASU 2014–12 on the financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–15, Presentation of Financial Statements – Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013–300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The Company is currently evaluating the effects of ASU 2014–15 on the financial statements.

In November 2014, the FASB issued ASU No. 2014-16 (Topic 815) - Derivatives and Hedging, which provides clarification on how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features in evaluating the host contract and that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendment should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the year for which the amendments are effective. Early adoption is permitted. The Company is currently evaluating the effects of ASU 2014–15 on the financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption permitted for financial statements that have not been previously issued. The adoption of this statement will impact future presentation and disclosures of the financial statements.

Management does not believe that these or any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

3.	ACCOUNTS RECEIVABLE

Accounts and other receivables consist of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Due from the estate of ECOtality	$94,035	$143,282
Accounts receivable- Charging revenues	86,729
Nissan North America- No Charge to Charge	54,306	—
Other accounts receivable	66,855	72,721
	$301,925	$216,003

ECOtality

The amount due from the estate of ECOtality of $94,035 at September 30, 2014 consists of Blink revenue received by the estate for charging services rendered after the execution of the Asset Purchase Agreement with the estate offset by expenses paid by the estate on behalf of the Company. This amount due from the estate of Ecotality was subsequently forgiven as part of the consideration to acquire a 49.9% stake in the reorganized Ecotalilty as more fully described in Note 19 – Subsequent Events.

Accounts receivable- Charging revenues

The receivable represents amounts due from the Company’s credit card processor as a result of drivers of electric vehicles paying to charge their cars by credit card.

Nissan North America – No Charge to Charge

The Company, on June 30, 2014, and other providers of Electric Vehicle Supply Equipment (“EVSE”) services (collectively “EVSE Providers”) entered into agreement to provide free electric charging to purchasers of Nissan Leafs in certain markets in the United States commencing in July 2014. Nissan pays the EVSE Providers a fixed monthly amount per Nissan Leaf purchaser for a two year period. The receivable balance at September 30, 2014 represents the Company’s share of the Nissan EVSE Provider payments for the service months of July 2014 through September 2014 which were paid in full in October 2014.

4.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consist of the following at:

	September 30, 2014	December 31, 2013
Prepaid consulting fees	$—	$23,493
Prepaid compensation	126,107	256,171
Prepaid inventory conversion costs	83,315	—
Short term storage, utility and other deposits	—	42,187
Prepaid host fees	38,630	—
Prepaid network fees	16,740	—
Prepaid software application	85,000	150,000
Sundry prepaid expenses and other current assets	79,808	90,711
Subtotal	429,600	562,562
Less: non-current portion	(30,508)	(290,887)
Prepaid and other current assets	$399,092	$271,675

On December 6, 2012, the Company retained an individual to serve as chairman of the Company’s Board of Directors for three years. As part of the chairman’s compensation, the Company issued to him 200,000 fully vested shares of the Company’s common stock valued at $316,000 which is based on the market value on the date of issuance. As of September 30, 2014, the prepaid portion of the compensation was $126,107. The expense is being recognized ratably over the term of the agreement.

On February 5, 2013, the Company entered into a binding memorandum of understanding with a firm to develop application software. As part of its fee, the firm was issued 113,636 fully vested shares of the Company’s common stock at a price of $1.32 per share based on the market price on the date of issuance totaling $150,000.  The Company introduced the application in the commercial market in May 2014 and anticipates an estimated useful life of one year to be recognized ratably over the year. As of September 30, 2014, the prepaid portion was $85,000.

In May 2014, the Company entered into an agreement with a firm to convert 500 pole unit EVSEs into 500 wall unit chargers. The prepaid amount for inventory conversion costs represents a 50% prepayment to the firm for the work to be performed which is contemplated to be completed by September 2015.

In September 2014, the Company entered intent into a letter of intent (“LOI”) with a host to assume license agreements from 350 Green at various host locations throughout the United States. As part of the LOI, the Company is obligated to pay the host $113,111 for past amounts due to them by 350 Green through August 31, 2014, which is due to the host as of December 15, 2014 and is recorded in cost of revenues in the Condensed Consolidated Statement of Operations as of September 30, 2014. The Company made the December payment on December 26, 2014. Additionally, the LOI required the Company to pay the host a fixed annual, beginning September 1, 2014, rent in advance in the amount of $42,349 on September 1, 2014 and to sign amended and restated host agreements. As of September 30, 2014, $38,630 is prepaid. On February 27, 2015 the Company paid $42,349.

5.	ASSETS AND LIABILITIES HELD FOR TRANSFER TO TRUST MORTGAGE – 350 GREEN

The Company had been continuously negotiating with the 350 Green creditors in an attempt to reduce 350 Green’s liabilities. On April 17, 2014, the Company’s Board of Directors executed a resolution to form a Trust Mortgage relating to 350 Green. A Trust Mortgage is a non-judicial vehicle for the reorganization and the debt restructuring or the sale or wind down of 350 Green and a liquidation of its assets under the control of a third party trustee. It is similar in intent to an Assignment for the Benefit of Creditors under applicable state law but unlike an Assignment or a liquidation under the United States Bankruptcy Code, the Trust Mortgage is not governed by statute except to the extent of Article 9 of the Uniform Commercial Code as it relates to the grant of a security interest by the Company to the trustee.

The Trust Mortgage is a binding contract between 350 Green and the trustee, but not binding upon the creditors of 350 Green, to serve as fiduciary for the benefit of all creditors of 350 Green, whereby 350 Green confers upon the trustee the authority and power to manage the operations and assets of the business in a manner that will maximize recovery for 350 Green’s creditors.

The following table summarizes the assets and liabilities of 350 Green as of September 30, 2014 and as of December 31, 2013.

	September 30, 2014	December 31, 2013
Cash	$114	$2,189
Accounts receivable	—	11,459
Fixed assets, net of accumulated depreciation of $0 and $685,543, respectively	—	1,482,766
Intercompany receivable	119,903	—
Goodwill	—	3,299,379
Total assets	$120,017	$4,795,793

Accounts payable	$(4,164,662)	$(4,343,140)
Accrued expenses	(339,828)	(331,112)
Intercompany payable	—	(353,381)
Notes payable	—	(40,000)
Deferred revenue	—	(15,630)
Total liabilities	(4,504,490)	(5,083,263)
Net liabilities	$(4,384,473)	$(287,470)

Accrued expenses as of September 30, 2014 and December 31, 2013 consisted of the following

	September 30, 2014	December 31, 2013
Accrued taxes	$240,132	$240,571
Accrued host fees	89,318	77,841
Accrued network fees	10,378	—
Accrued interest	—	2,700
Accrued legal expenses	—	10,000
Total	$339,828	$331,112

Note Payable

In conjunction with the acquisition of 350 Green, the Company also assumed a note payable to a law firm in the amount of $105,000 with interest at 5% per annum collateralized by 28 installed charging stations with payments of $10,500 per month to be paid in full as of December 31, 2013. In July 2014, the Company had paid the note and accrued interest in full.

On May 29, 2014, EVSE Management LLC (“EVSE”) a wholly owned subsidiary of the Company entered into a Management Services Agreement whereby EVSE would administer the contracts, including the servicing of the related charging stations, of 350 Green on behalf of the trustee in consideration of the revenues derived from such charging stations until the sale of the charging stations or notice from the Company to terminate the Management Services Agreement. No revenues were earned by EVSE during the three months and nine months ended September 30, 2014 from the charging stations noted above. In addition, 350 Green and the trustee did not pay or incur any liability to CCGI or any of its subsidiaries during the period of April 17, 2014 through September 30, 2014. On June 27, 2014, EVSE entered into an Asset Purchase Agreement (“Agreement”) with the trustee of the Trust Mortgage and 350 Green to purchase from 350 Green (a) charging stations associated with contracts, together with any and all other grants, credits, licenses, and rights associated with them, (b) uninstalled car charging stations that may be in the possession of 350 Green creditors, (c) 350 Green charging stations in various stages of installation and (d) other assets in consideration of $860,836 consisting of the following:

Secured debt to fund the operations and activities of the trustee since formation of the Trust Mortgage from Car Charging, Inc.	$200,000
Secured claims held by Car Charging Inc. prior to the formation of the Trust Mortgage against 350 Green	293,049
Related party debt-issuance of note payable (1)	314,598
Cash	53,189
Total consideration given	860,836
Net book value of assets acquired	909,263
Intercompany loss on sale of assets- eliminated in consolidation	$48,427

(1) In July 2014, $31,760 was paid and the remaining $283,138 payable in four equal installments on the four succeeding anniversary dates of the Agreement. Interest on the unpaid portion of the debt accrues at the rate of 100 basis points above the prime rate published by Bank of America on the date of the agreement and is payable with the last anniversary payment and (c) cash of $53,189. The $200,000 paid to the trustee is recorded as general and administrative expenses-professional fees as the trustee incurred expenses of said amount as of September 30, 2014.

On September 30, 2014, the Company had assigned its 100% membership interest in 350 Green to Green 350 Mortgage Trust LLC, an independent third party, of which the trustee of 350 Green is a member, for $100. Green 350 Mortgage Trust accepted the assignment so that if necessary, it could undertake an assignment for the benefit of creditors of 350 Green or if necessary, commence a bankruptcy action. The Company entered into an agreement on September 8, 2014, among the trustee of 350 Green, an attorney, 350 Green and the Company whereby the Company would pay the legal fees incurred in connection with an action brought by 350 Green against a third party. In the event 350 Green prevailed in its action, the charging stations restored to 350 Green would become the property of the Company to the extent of the amount of the legal fees incurred by the Company. In the event 350 Green did not prevail in its action, the Company would have the right to offset the amounts expended against the secured note payable. The matter has been heard however no ruling has been received as of June 16, 2015.

The Company has determined that it is the primary beneficiary of 350 Green due to the subordinated financing arrangements as well as being the primary beneficiary in the outcome of the action against JNS, and as such, 350 Green’s assets, liabilities and results of operations are included in our condensed consolidated financial statements.

The amounts included in the condensed consolidated statement of operations pertaining to 350 Green for the three and nine months ended September 30, 2014, respectively, are as follows:

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Revenues	$—	$26,908
Cost of revenues-depreciation	—	(502,466)
Cost of revenues-other	13,287	(15,255)
Total cost of revenues	13,287	(517,721)
Gross profit (loss)	13,287	(490,813)
Operating expenses	(244,167)	(265,767)
Gain (Loss) on sale of fixed assets	53,189	(48,427)
Impairment of goodwill	—	(3,299,379)
Operating income (loss)	(177,691)	(4,104,386)
Other income	7,643	7,383
Net (loss)	$(170,048)	$(4,097,003)

6.	IMPAIRMENT OF AND LOSSES OF LONG LIVED ASSETS

Impairment of Assets

The Company has sustained operating and cash flow losses since inception through the quarter ended September 30, 2014 forming a basis for performing an impairment test of its electric charger fixed asset group in accordance with ASC 360-10-Impairment and Disposal of Long Lived Assets. The asset group was determined to be on a state basis as the overwhelming majority of chargers were deployed in major metropolitan areas of heavily populated states that encouraged “green” public policy. Furthermore, the chargers in those areas had a symbiotic relationship to one another as they provided alternative charging sources within a concentrated area. The Company performed a recoverability test on these chargers and for the chargers which failed the test, measured and recorded an impairment charge as applicable. The key assumptions used in the estimates of projected cash flows utilized in both the test and measurement steps of the impairment analysis were projected revenues and related host payments. These forecasts were based on actual revenues for the eight months ended May 31, 2014 and take into account recent developments as well as the Company's plans and intentions. These inputs are considered level 3 in the fair value hierarchy (See Note 2). Based upon the results of the discounted cash flow analysis, the Company recorded an impairment charge on certain chargers of  $631,011 during the quarter ended September 30, 2014 representing the excess of net book value as of September 30, 2014 over the fair value of the related chargers.

On April 2, 2015, the Company was notified by a host to remove 304 level 2 charging stations from its various locations throughout the United States, installed by 350 Green prior to the Company’s acquisition of 350 Green and currently owned by EVSE. The customer alleged material breaches by 350 Green of the Charging Station License Agreement between the parties. As a result of the notification, the Company performed an impairment test on the related charging stations and concluded the stations were fully impaired resulting in an impairment charge of $333,974, the net book value of the charging stations as of September 30, 2014.

Abandonment of Assets

In conjunction with the acquisition of 350 Green in April 2013, the Company acquired $298,322 of charger deployments in progress at various locations throughout the United States. The stages of completion varied however none were of imminent deployment. During the quarter ended September 30, 2014, the Company’s management decided that it was not going to move forward in completing deployment of any of these locations as nothing had been done at these locations since acquisition and the site conditions was determined not to be feasible. Accordingly, the Company recorded an operating expense impairment charge of $298,322 during the quarter ended September 30, 2014 from abandonment of these assets.

Loss of Title of Assets

In conjunction with the acquisition of assets the Blink Network on October 16, 2013, we acquired approximately 4,300 chargers. All of the chargers were funded under a grant from United States Department of Energy (“DOE”). The contracts entered into by Ecotality (the owner of the Blink Network) generally stipulated that title to the chargers rested with Ecotality until such time as the DOE grant terminated (originally scheduled as December 31, 2013). As described in Note 9- Accrued U.S, Department of Energy Fee, the Company sought to novate the DOE grant (“grant”) to step in the shoes of Ecotality and fulfill its obligations and receive any remaining funds available under the terms of the grant. In the meantime, the Company sought to convert the old Ecotality contracts with the hosts into new contracts with the Company and among other things, gain ownership of the chargers. On August 8, 2014, the Company was apprised by the DOE that it would not novate the grant. The Company undertook the task of determining which hosts did not convert their contracts. Upon completion of the task, the Company had determined that 2,813 Level 2 chargers with a net book value of $1,276,749 at September 30, 2014 and 38 DCFC’s with a net book value of $314,366 were owned by their respective hosts. The Company recorded charge to operating expenses of $1,591,115 of net book value at September 30, 2014 pertaining to chargers whose title was lost as result of the DOE grant not being novated during the quarter ended September 30, 2014.

7.	INTANGIBLE ASSETS

Intangible assets were acquired in conjunction with the acquisitions of Beam, EV Pass, and Blink during 2013 and were recorded at their fair value at such time. Trademarks are amortized on a straight-line basis over their useful life of ten years. Patents are amortized on a straight-line basis over the lives of the patent (twenty years or less), commencing when the patent is approved and placed in service on a straight line basis. Awarded government contracts are amortized over and in proportion to the collection period (18 months or less) of the grant. The awarded government contracts (New York State Energy Resources and Development Authority) expire on June 30, 2015 and the Company is seeking an extension from the grantor.

In connection with the Blink acquisition, the Company acquired certain trademarks related to the Blink charging network and certain technological patents relating to electric vehicle charging equipment. In connection with the acquisition of Beam, the Company acquired awarded government contracts. These intangible assets were capitalized at their estimated fair values at the respective dates of acquisition and are being amortized over their remaining estimated useful lives.

	Gross Carrying Amount at December 31, 2013	Accumulated Amortization at December 31, 2013	Amortization- Nine months ended September 30, 2014	Net Carrying Amount At September 30, 2014
Trademarks	$17,580	$(1,367)	$(1,884)	$14,329
Patents	132,661	(1,447)	(5,853)	125,361
Awarded government contracts	923,261	(107,040)	(278,760)	537,461
Totals	$1,073,502	$(109,854)	$(286,497)	$677,151

Amortization expense related to intangible assets for the three months and nine months ended September 30, 2014 and 2013 was $22,841, $26,277, $286,497 and $154,091 respectively.

Based on the intangible assets recorded at September 30, 2014, and assuming no subsequent impairment of the underlying assets, annual amortization expense for the next five years is expected to be as follows:

For the Twelve Months Ending September 30,:	Amount
2015	$547,775
2016	10,315
2017	10,315
2018	10,315
2019	10,315
Thereafter	88,116

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 30, 2014	December 31, 2013
Accrued consulting fees	$842,624	$985,122
Accrued warranty liability	554,866	514,000
Accrued taxes payable	289,272	187,146
Accrued public information penalty	72,667	—
Accrued wages	33,302	17,686
Accrued fees	279,970	125,000
Accrued host fees	604,814	278,573
Accrued interest expense- registration rights penalty	140,802	16,838
Accrued interest expense	33,875	2,699
Total	$2,852,192	$2,127,064

Consulting Fees

Accrued consulting fees represent contractual obligations to issue either shares of the Company’s common stock and or cash to consultants for services rendered. The Company is currently contesting whether the consultants performed in accordance with terms of their respective contracts and therefore has not issued the shares nor paid for the services.

Taxes Payable

Accrued taxes payable consist of accrued sales and use, personal property and other miscellaneous taxes.

Warranty

The Company provides a limited product warranty against defects in materials and workmanship for its Blink residential and commercial chargers, ranging in length from one to two years. The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of sales. Estimated warranty costs are based on historical product data and anticipated future costs. Should actual failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. The change in the carrying amount of accrued warranty liability, for the nine months ended September 30, 2014 is as follows:

Balance as of December 31, 2013	$514,000
Additional warranty liability accrued	438,076
Warranty costs incurred	(397,210)
Balance at September 30, 2014	$554,866

No warranty costs were incurred during the quarter ended September 30, 2013 nor the nine months ended September 30, 2013. Warranty expenses for the three and nine months ended September 30, 2014 were $0 and $438,076, respectively.

Accrued Public Information Fee

In accordance with the Stock Purchase Agreements (“SPA”) of October 11, 2013 and December 9, 2013, the Company was required to be compliant with Rule 144(c)(1) of the Securities and Exchange Commission, as defined, so as to enable investors to sell their holdings of Company shares in accordance with the SPA. In the event of the Company’s noncompliance with Rule 144(c)(1), the investors are entitled to receive a cash fee of one per cent of the aggregate subscription amount of the purchaser’s securities for every 30 day period that the Company is not in compliance. As of September 30, 2014, the Company has accrued $72,667 of fees. No fees have been paid as of June 16, 2015.

Accrued Host Fees

Accrued host fees represent amounts due to hosts for revenue share and electricity reimbursement in accordance with their respective agreements with the Company.

Fees

Accrued fees consist of professional, board of director, network fees and other miscellaneous fees.

9.	ACCRUED U.S. DEPARTMENT Of ENERGY FEE

In conjunction with the U.S. Department of Energy (“DOE”) grant, the DOE owns 51% of all property reimbursed under the terms of the grant with a fair value in excess of $5,000 but allows for the grantee to purchase the DOE’s share at the end of the grant. The DOE grant was under novation negotiations and terminated as of December 31, 2013. On August 8, 2014, the DOE notified the Company that it would not novate the DOE grant. On September 2, 2014, the Company was notified by DOE that DOE had no property interest in the 93 DC fast chargers in the Company’s inventory resulting in a release from liability to the DOE of $482,611.

Additionally, the DOE notified the Company that it continues to have a property interest in the 107 installed DC fast chargers if the fair market value of each DC fast charger had a market value in excess of $5,000 on October 16, 2013, the date of the Blink purchase agreement approved by the bankruptcy court. The DOE requested documentation describing the data, assumption and methodologies that the Company used to determine the value as of the closing date. The Company provided the DOE with additional documentation and calculations supporting its belief that each DC fast charger acquired as of the closing date of the Blink purchase agreement approved by the bankruptcy court had a fair market value of less than $5,000. On May 5, 2015 the DOE notified the Company that it had reviewed the Company’s fair market value analysis of DC fast chargers procured and installed under the grant at the time of closing, which indicated that the fair market value per unit of the DC fast chargers was less than $5,000. The DOE concurred with the Company’s analysis and had determined that the DOE’s interest in the DCfast chargers was extinguished. The Company will reverse the accrued liability in the second quarter of 2015 comensurate with the date of the DOE notification.

10.	REGISTRATION RIGHTS PENALTY

In connection with the sale of the Company’s stock during the quarter ended December 31, 2013, the Company sold 17,785,714 shares of its common stock and issued 17,785,714 warrants for gross proceeds of $15,450,000. In conjunction with these sales, the Company also issued 112,000 shares of common stock, 988,000 warrant units (each unit consisting of (1) a warrant to purchase a common share at $1.00 and (2) a warrant to purchase a common share at $1.05, and 112,000 warrants to placement agents valued at $68,755 with an exercise price of $1.05 exercisable for a five year period. The exercise price is subject to a full ratchet reset feature in the event of a dilutive issuance as defined. The fair value of the warrant granted, was estimated on the date of grant, using the multinomial lattice valuation model, using a volatility factor of 90.15%, a term of five years, a risk fee interest rate of 0.64% and a zero dividend yield. The Company granted the purchasers and the placement agents registration rights on both the shares and the underlying shares related to the warrants within 60 days of the date of the sale of the stock, as amended. The stock purchase agreement provided for a penalty provision imposed upon the Company of 1% of the gross proceeds per month for each month that the shares are not registered not to exceed 10%. As of February 9, 2014, the amended 60 day threshold, the Company had not filed a registration statement with the Securities and Exchange Commission (“SEC”) but subsequently filed on February 18, 2014 and amended its filing on May 13, 2014. The SEC notified the Company that it could not review its registration statement until such time as the Company furnished two years of audited financial statements of 350 Green and ECOtality as the acquisitions were deemed significant. The Company sought a waiver of the audit requirement but was denied by SEC. As a result, the Company has accrued a liability for the maximum penalty amount as it cannot be determined when the registration statement will become effective but does not believe at this time that it is probable that it will be effective before the maximum penalty is reached. The Company has also accrued interest in the amount of $117,335 through September 30, 2014 at the rate of 18% per annum simple interest in accordance with the terms of the registration rights agreement. .

On February 5, 2015, the holders of a majority of the shares affected by the registration rights penalty granted the Company the option to satisfy the accrued registration rights penalty and related interest as of December 23, 2014 totaling $1,726,336 in Series C Convertible Preferred Shares with a stated value of $100 in lieu of cash. The Company elected this option which required the Company to pay a 20% premium causing the liability to increase to $1,854,000, exclusive of interest of $140,802, resulting in a charge to operations of $311,000 for the three and nine months ended September 30, 2014. Incremental interest expense as of September 30, 2014 as a result of the Company’s election totaled $23,467. As of April 10, 2015, the Company issued 20,414 Series C Convertible Preferred shares of Stock representing substantially all of the value of the registration rights penalty and accrued interest thereon through December 23, 2014.

11.	WARRANT PAYABLE

In conjunction with the Beam acquisition, the agreement provided for an anti-dilution benefit to former members of Beam whereby until such time as a former member sells or disposes of all of his CCGI common stock, any Triggering Event, as defined by the Agreement, whereby the issue price of the Company stock is below $1.58 shall cause the Company to issue a warrant to each former member to purchase an additional number of Company common shares at the Triggering Event price so as to preserve such Beam Member’s pre-Triggering Event percentage ownership in the Company. The Company has recorded warrants payable and a provision for warrants payable for warrants that are required to be issued based on the Triggering Events occurring during the period of February 26, 2013 through September 30, 2014. The Company estimated the warrants payable using the Black Scholes model and recorded the fair value as of September 30, 2014 and December 31, 2013. The measurement is based on significant inputs that are not observable in the market, which Topic 820 “Fair Value Measurements and Disclosures” of the FASB Accounting Standards Code refers to as Level 3 inputs. The warrants payable balance at September 30, 2014 and December 31, 2013 was $10,911 and $1,216,000 respectively. During the quarter ended June 30, 2014, the Company changed significant estimates used to calculate the fair value of these warrants including the term, the impact of Beam member stock sales and the impact thereof on their subsequent percentage of ownership on a prospective basis and changes to percentage of ownership on a fully diluted basis. The following table reflects the activity of the warrant payable for the three months and nine months ended September 30, 2014:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Balance at beginning of period	$247,800	$1,216,000
Change in estimate	—	(925,500)
Provision for new warrant issuances	3,311	3,311
Mark to market (gains)/losses	7,600	(35,100)
Issuances of warrants	(247,800)	(247,800)
Balance at end of period	$10,911	$10,911

On August 8, 2014, the Company issued 714,209 warrants to the former Beam members, payable as of June 30, 2014, at a fair value estimated at $247,800. As of September 30, 2014, warrants to purchase an additional 31,000 shares are required to be issued based on triggering events during the quarter ended September 30, 2014 valued at $10,911, using the Black-Scholes valuation model and the following assumptions: (1) an expected volatility of 84% based on historical volatility; (2) an interest rate of 0.13%; 3) an expected life of one year and (4) a zero dividend yield. The stock price was determined based on the closing market price on the date of the grant. These warrants were issued by the Company on October 3, 2014.

12.	NOTES PAYABLE

In connection with the purchase of an electrically charged enabled automobile by the Company in the first quarter, of 2012, the Company entered into a financing agreement. The five-year note, collateralized by the related asset, bears interest at 4.75% and requires minimum monthly payments, inclusive of interest, of $1,216 commencing in May 2012. The unpaid principal balance of the note as of September 30, 2014 and December 31, 2013 was $35,365 and $44,836, respectively.

In May 2012, an individual lent Beam $10,000, payable on demand at no interest and personally guaranteed by the then President of Beam. The debt remains unpaid as of September 30, 2014.

In conjunction with the acquisition of EV Pass in April 2013, the Company issued a non interest bearing $75,000 note, to be paid in three equal installments of $25,000 on each subsequent three month anniversary date of the note. The note was scheduled to be paid in full by November 3, 2013. The July 2013 payment was made in October 2013. The Company has not made any additional payments as of September 30, 2014 and the unpaid balance was $50,000. The parties have reached an agreement as detailed in Note 18 –Commitments and contingencies.

In conjunction with the acquisition of 350 Green, the Company issued a non interest bearing note to the former members of 350 Green in the amount of $500,000 requiring a $10,000 payment at closing, a subsequent monthly payment of $10,000 and monthly payments of $20,000 thereafter until such time as the note is paid in full, circa May 2015. The Company imputed an interest rate of 12% to the note and recorded the debt at its present value on the date of issuance of $444,768. The Company has paid $140,000 in aggregate principal and interest as of September 30, 2014. The Company has not made any payments since November 2013 and is currently in default. The parties are currently in litigation as detailed in Note 17. The unpaid principal balance of the note at September 30, 2014 is $327,967 and the accrued interest as of September 30, 2014 is $28,348.

Future minimum monthly note payments, exclusive of interest, by year as of September 30, 2014 are as follows:

2015	$401,136
2016	13,821
2017	8,375
Total	$423,332

Interest expense for the three months and nine months ended September 30, 2014 and 2013 was $108,783, $16,729, $154,651 and $38,213 respectively.

13.	DEFERRED REVENUE

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

The Company entered into a joint marketing agreement with Nissan North America (“Nissan”) for which among other matters requires the Company to build, own, operate and maintain a network of 48 fast chargers throughout the United States and create an auto dealer network promotion and referral program so as to facilitate sales of electric vehicles to their potential customers. Payments received under the agreement on March 29, 2013 of $782,880 were deferred and are being recognized ratably over the life of the chargers as they are installed. The Company identified the obligation to install and maintain the chargers and the obligation to create a referral and promotion program as separate elements under the agreement but determined that they did not qualify as separate units of accounting for purposes of recognizing revenue. The multiple deliverables are not separate units of accounting because Nissan North America has not delineated specific amounts of the revenue to particular elements of the agreement and the Company is unable to estimate the fair value or the selling price of the respective deliverables. The Company has installed seven units as of September 30, 2014 and is required to create an auto dealer network promotion and referral program and to install the remainder of the network by December 31, 2014, as extended. Additionally, the Company sold five fast chargers during the quarter ended September 30, 2014 for which Nissan North America has reduced the Company’s commitment to own, operate and maintain a network of 43 fast chargers resulting in the recognition of $81,550 of deferred revenue during the quarter ended September 30, 2014. No revenue was recognized during the three months ended and the nine months ended September 30, 2013. The Company also received an additional $50,000 during the quarter ended March 31, 2014 to augment the units installed under the grant. For the three months ended nine months ended September 30, 2014, $8,835 and $12,232 had been recognized as revenue and the $50,000 was offset against the costs incurred to augment the units installed under the grant recorded in general and administrative expenses. On April 2, 2015, Nissan advised the Company that as a result of its material default of the Joint Marketing Agreement (“Agreement”), Nissan was terminating the Agreement and would take possession of the 31 uninstalled fast chargers currently held at a third party facility. Included in the Other Assets as of September 30, 2014 are 31 Nissan fast chargers valued at $512,089. Included in deferred revenue as of September 30, 2014 is $505,610 received from Nissan pertaining to these 31 fast chargers in conjunction with the Joint Marketing Agreement.

As of the acquisition date of Beam, Beam had a contract with the New York State Energy and Resource Development Authority (“NYSERDA”) for the installation of 28 electric vehicle charging stations in New York State. As of September 30, 2014, all 28 of these stations have been installed and the unamortized portion of the deferred revenue pertaining to these stations as of September 30, 2014 of $214,395 is being amortized over the charging stations’ remaining useful lives. $35,274 and $105,823 was recognized as revenue during the quarter ended and nine months ended September 30, 2014. The Company owns the 28 charging stations.

Another subsidiary of the Company also had a contract with NYSERDA for the installation of 30 electric vehicle charging stations in New York State. As of September 30, 2014, all 30 of these stations have been installed and the unamortized portion of the deferred revenue pertaining to these stations as of September 30, 2014 of $104,254 is being amortized over the charging stations’ remaining useful lives. $12,441 and $38,962 was recognized as revenue during the quarter ended and nine months ended September 30, 2014. The Company owns the 30 charging stations.

In conjunction with the Blink Asset Purchase Agreement (“Blink APA”) of the Blink Network assets pursuant to an auction approved by the United States Bankruptcy Court of the District of Arizona from ECOtality, the Company was assigned a grant with the California Energy Commission (“CEC”), subject to novation with the California Energy Commission (“CEC”), for the installation of electric charging stations in designated areas in California. ECOtality had completed some of the work, prior to its filing for bankruptcy, in accordance with the terms of the grant. Pursuant to the terms of the grant, all project billings to the CEC were subject to a 10% retainage to be released upon completion of all deliverables under the agreement. As of December 31, 2013, the Company was in negotiations, the outcome uncertain at the time, with the CEC to assume the remainder of the ECOtality agreement, under which satisfaction of all remaining deliverables would result in payment of all retainage. The Company assumed the grant in February 2014, however due to the uncertainty of CEC’s satisfaction of all remaining deliverables, the Company recorded the fair value of this amount at $0 at the time of the Blink APA. During the period of February 27, 2014 through May 15, 2014, the Company completed its contractual obligation to CEC by installing 22 electric vehicle charging stations. In June 2014, CEC paid the Company $763,698 representing $529,990 for amounts due as of December 31, 2013 and $233,708 for the recent 22 installations. The deferred revenue recognized during the three months and nine months ended September 30, 2014 was $40,002 and $522,065, respectively and the deferred revenue balance at September 30, 2014 was $241,633 to be recognized over the remaining economic useful lives of the charging stations. The Company owns the electric charging stations installed under this grant.

The Company had a contract with the NV Energy Commission to receive $45,000 and to install nine electric vehicle charging stations in the state of Nevada. As of September 30, 2014, all nine stations had been installed and the unamortized portion of the deferred revenue pertaining to these stations as of September 30, 2014 was $36,376 which is being recognized over the charging stations remaining economic useful life. Deferred revenue of $3,750 and $8,624 was recognized as revenue during the quarter ended and nine months ended September 30, 2014. The Company owns the nine charging stations.

Deferred revenue as of September 30, 2014 consisted of the following:

	September 30, 2014	December 31, 2013
Nissan	$678,904	$765,890
NYSERDA	318,649	72,288
CEC	241,633
NV Energy Commission	36,376	—
Other	47,820	36,677
	1,323,382	874,855
Less: non-current portion	(696,739)	(678,392)
Current portion	$626,643	$196,463

It is anticipated that deferred revenue as of September 30, 2014 will be recognized over the next four years as follows:

2015	$626,643
2016	433,012
2017	231,107
2018	32,620
Total	$1,323,382

Grant, rebate and incentive revenue recognized during the three months and nine months ended September 30, 2014 and 2013 was $207,276, $48,303, $865,918 and $86,052, respectively.

14.	DERIVATIVE WARRANT LIABILITY

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

During the nine months ended September 30, 2014, the Company offered all holders of warrants with round down protection the opportunity to waive those rights in exchange for warrants without round down protection and a premium of 27% in the number of shares underlying warrants for those holders who initially acquired their warrants in October 2013 and a 25% inducement in the number of warrants for those holders who initially acquired their warrants and warrant units in December 2013. The exchanged warrants have the same initial term, exercise price and vesting rights as the warrants which offered round down protection. The inducement warrants vest immediately, have a term of five years and an exercise price based on the date of the acceptance of the offer. As of September 30, 2014, 9,881,418 warrants and warrant units were exchanged for warrants which do not offer round down protection resulting in a reduction of the warrant liability of $4,494,608. The exchanged warrants which do not offer round down protection were valued at $1,596,685 as of September 30, 2014. Additionally, 2,626,068 inducement warrants issued were valued at $382,753 as of September 30, 2014. These warrants were subsequently surrendered to the Company in 2015 as more fully described in Note 19-Subsequent Events.

The Company recognizes these warrants at their fair value and remeasures them at fair value on each reporting date.

The assumptions used in connection with the valuation of warrants and units were as follows:

	September 30, 2014	December 31, 2013
Number of shares underlying the warrants	9,992,296	19,873,714
Exercise price	$1.00 - $1.05	$1.00 - $1.05
Volatility	87.38%	90.11%
Risk free interest rate	1.07%	0.78%
Expected dividend yield	0.00%	0.00%
Expected warrant life (years)	4.19 – 4.41	4.78 – 4.94
Stock price	$0.60	$1.25

Recurring Level 3 Activity and Reconciliation

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3).  The table reflects gains and losses for the nine months ended September 30, 2014 for all financial liabilities categorized as Level 3.  There were no financial liabilities categorized as Level 3 for the nine months ended September 30, 2013.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	December 31, 2013	Initial Measurements	Increase (Decrease) To Fair Value	Issuance	Reclassed To Equity	September 30, 2014
Unit Offering	$8,518,330	$—	$(614,241)	$—	$(3,768,916)	$4,135,173
Unit Offering- Placement Agent	993,034	—	(71,063)	—	(576,439)	345,532
Beam warrants	1,216,000	3,347	(960,636)	(247,800)	—	10,911
	$10,727,364	$3,347	$(1,645,940)	$(247,800)	$(4,345,355)	$4,491,616

15.	COMMON STOCK EQUIVALENTS

COMPENSATION AND SERVICE WARRANTS AND OPTIONS

Option Issuances

On November 30, 2012, the Company’s Board of Directors and a majority of the Company’s shareholders approved the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”). On January 11, 2013, the Board of Directors of the Company approved the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”). The 2013 Plan was approved by a majority of the Company’s shareholders on February 13, 2013 (collectively “The Plans”). The Plans enable the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to employees, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company.  Stock options granted under the Plan may be Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be Non-Qualified Stock Options. The Plans are to be administered by the Board, which shall have discretion over the awards and grants thereunder. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant. The aggregate maximum number of shares of Common Stock for which stock options or awards may be granted pursuant to the Plans is 5,000,000 each, adjusted as provided in Section 11 of the Plan. No grants or awards may be issued under the Plans after December 1, 2014 and December 1, 2015, respectively.

On March 27, 2014, the Company entered into a contract with Mr. Andrew Shapiro to serve as a member of the Company’s Board of Directors which was approved by the Board of Directors on April 17, 2014. The terms of the agreement require the Company to (1) issue options to Mr. Shapiro to purchase 400,000 shares of the Company’s common stock at a premium of $0.01 to the closing market price on the date of the Board of Directors approval to his appointment to the Company’s Board of Directors which vest immediately and expire seven years from date of issuance; (2) a board fee of $100,000 payable in quarterly installments commencing 15 days from his appointment to the Company’s Board of Directors;(3) options to purchase 5,000 shares of the Company’s stock which vest in one year from the date of the meeting and expire five years from the date of issuance at an exercise price equal $0.01 in excess of the closing price of the Company’s common stock on the date of the meeting and a Nominal Fee, as defined, for every board meeting attended and (4) an Additional Fee, as defined, for every committee meeting of the Board of Directors attended. The Nominal Fee and the Additional Fee may be paid in cash or in shares of Company’s common stock based on the closing market price of the Company’s common stock on the date of the meeting. The fair value of the options was estimated at $313,296 with an exercise price of $1.01, using the Black-Scholes valuation model and the following assumptions: (1) a weighted average expected volatility of 131.2% based on historical volatility; (2) a weighted average interest rate of 1.03% (3) a weighted average expected life of 3.5 years and (4) a zero dividend yield. The stock price was determined based on the closing market price on the date of the grant. The fair value of the options is recorded in compensation expense for the three months and nine months ended September 30, 2014.

On July 11, 2014, the Company entered into a contract with Mr. Donald Engel to serve as a member of the Company’s Board of Directors which was approved by the Board of Directors on July 30, 2014. The terms of the agreement require the Company to (1) issue options to Mr. Engel to purchase 300,000 shares of the Company’s common stock at a $1.00 per share on the date of the Board of Directors approval to his appointment to the Company’s Board of Directors which vest immediately and expire five years from date of issuance; (2) options to purchase 5,000 shares of the Company’s stock which vest immediately and expire five years from the date of issuance at an exercise price equal $0.01in excess of the closing price of the Company’s common stock on the date of the meeting and a Nominal Fee, as defined, for every board meeting attended and (3) an Additional Fee, as defined, for every committee meeting of the Board of Directors attended. The Nominal Fee and the Additional Fee may be paid in cash or in shares of Company’s common stock based on the closing market price of the Company’s common stock on the date of the meeting. . The fair value of the options was estimated at $61,295 using the Black-Scholes valuation model and the following assumptions: (1) a weighted average expected volatility of 93.6% based on historical volatility; (2) a weighted average interest rate of 0.66% (3) a weighted average expected life of 2.5 years and (4) a zero dividend yield. The stock price was determined based on the closing market price on the date of the grant. The fair value of the options is recorded in compensation expense for the three months and nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company issued options to purchase 165,000 shares of the Company’s common stock to Board members for attendance of Board of Directors meetings. The fair value of the options was estimated at $160,714 using the Black-Scholes valuation model and the following assumptions: (1) a weighted average expected volatility range of 129.9% – 141.2% based on historical volatility; (2) a weighted average interest rate range of 0.97% - 1.77% (3) a weighted average expected life of 3.5 -5 years and (4) zero dividend yield. The stock price was determined based on the closing price on the respective dates of the grant and the exercise price ranged from $0.54 - $1.56. The option vesting range is from date of issuance to two years and all options expire five years from date of issuance. Additionally, the Company accrued a Nominal Fee, as defined, pertaining to Board member attendance of these meetings of $7,500 as September 30, 2014. The fair value of the options is recorded in compensation expense for the three months and nine months ended September 30, 2014.

On May 14, 2014, the Company’s Board of Directors authorized the issuance of options to purchase 2,178,000 shares of the Company’s common stock to 36 employees and two consultants of the Company. The options vest on May 14, 2017 and expire on May 14, 2019. The fair value of the options was estimated at $1,570,910 using the Black-Scholes valuation model and the following assumptions: (1) a weighted average expected volatility of 130.7% based on historical volatility; (2) a weighted average interest rate of 1.00% (3) a weighted average expected life of 4 years and (4) a zero dividend yield. The stock price was determined based on the closing market price on the date of the grant and the exercise price is $1.00.

The following table accounts for the Company’s Plans option activity through September 30, 2014:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at January 1, 2014	4,943,665	$1.43
Options granted	3,043,000	$0.96
Options exercised	—	$—
Options canceled/forfeited	(337,000)	$1.44
Options outstanding at September 30, 2014	7,649,665	$1.24

Options outstanding as of September 30, 2014:
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$0.50 - $1.61	7,649,665	4.20	$1.24

Options outstanding as of December 31, 2013:
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$0.50 - $1.61	4,943,665	4.09	$1.43

As of September 30, 2014, there are 7,649,665 options outstanding of which 2,921,665 options are exercisable. As of December 31, 2013, there were 4,943,665 options outstanding of which 2,154,665 were exercisable. The aggregate intrinsic value of the options outstanding as of September 30, 2014 and December 31, 2013 based on a closing price of $0.60 and $1.25, respectively, was $23,900 and $118,800, respectively. As of September 30, 2014, there was $3,165,095 of unrecognized expense that will be recognized over 2.31 years.

Warrant Issuances

On May 2, 2014, the Company obtained commitments through December 31, 2014 and through January 2, 2015 from four shareholders to finance up to $6,250,000. In conjunction with the commitment, the Company issued warrants to purchase a total of 3,869,048 shares of the Company’s common stock at $1.05 per share which vest immediately and expire in five years. The fair value of the warrants was estimated at $726,868 and recorded as operating expense for the three months and nine months ended September 30, 2014 using the multinomial lattice valuation model. The stock price was determined based on the closing market price on the date of the commitment letter. In addition, the Company would be required to issue additional warrants to the shareholders in the event, the Company exercises the commitment. The commitment amount may be reduced by the issuance of long term debt or the sale of common stock during the remainder of calendar year 2014. The Company paid placement agents $131,250 in commissions which is also recorded as operating expense for the nine months ended September 30, 2014. As of January 2, 2015, no funds were drawn on the commitments and the commitments expired and were not renewed.

On May 10, 2014, a firm executed an agreement to grant the Company exclusive rights to install charging stations on certain of the firm’s properties. In consideration, the Company would issue warrants to purchase a total of 2,607,712 shares of the Company’s common stock at $0.97 per share based on the closing price on the execution date. As of September 24, 2014, the closing conditions in the agreement had been met, the agreement had been countersigned by the Company and the warrants been issued. The fair value of the warrants was estimated at $321,877 and recorded as operating expense for the three months and nine months ended September 30, 2014 using the multinomial lattice valuation model.

In conjunction with the offer to exchange derivative liability warrants for non derivative liability warrants during the quarter ended September 30, 2014, 450,000 warrants were exchanged and 112,500 inducement warrants were issued as further described in Note 10. The fair value of the non derivative liability warrants was estimated at $56,261 and the inducement warrants were estimated at $14,065 respectively, both using the multinomial lattice model. The premium warrant fair value is recorded as Other Expense for the three months ended September 30, 2014. During the nine months ended September 30, 2014, 9,881,418 warrants were exchanged and 2,626,069 inducement warrants were issued. The fair value of the non derivative liability warrants was estimated at $1,434,112 and the inducement warrants were estimated at $382,753 respectively, both using the multinomial lattice model.

On August 8, 2014, the Company issued 714,209 warrants to the former Beam members, payable as of June 30, 2014, at a fair value estimated at $247,800 as more fully described in Note 11-Warrant Payable.

The assumptions used in connection with the valuation of warrants using the multinomial lattice model were as follows:

September 30, 2014
Number of shares underlying the warrants	9,992,296
Exercise price	$1.00 - $1.05
Volatility	87.38%
Risk free interest rate	1.07%
Expected dividend yield	0.0%
Expected warrant life (years)	4.19 - 4.41
Stock price	$0.60

The following table accounts for the Company’s warrant activity for the period of January 1, 2014 through September 30, 2014:

	Number of Shares	Weighted Average Exercise Price
Warrants outstanding at January 1, 2014	37,895,137	$1.42
Warrants granted	9,817,038	$1.01
Warrants exercised	(959,000)	$0.69
Warrants canceled/forfeited	(1,342,170)	$1.63
Warrants outstanding at September 30, 2014	45,411,005	$1.34

The number of warrants exercisable as of September 30, 2014 was 43,394,205 and 37,873,337 were exercisable as of December 31, 2013.

Warrants outstanding as of September 30, 2014:
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$1.00 - $30.00	45,411,005	2.73	$1.34

Warrants exercisable as of September 30, 2014:
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$1.00 - $30.00	43,394,205	2.72	$1.34

Warrants outstanding as of December 31, 2013:
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$0.50 - $30.00	37,895,137	3.69	$1.42

Warrants exercisable as of December 31, 2013:
Range of Exercise Price	Number Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price
$0.50 - $30.00	37,873,337	3.69	$1.42

Warrants and Options Issued for Compensation and Services

The following table summarizes options and warrants for compensation, warrants and fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options	$570,342	$1,217,191	$1,880,958	$2,262,500
Warrants	326,431	4,536	335,390	5,647,576
Common stock	—	379,498	—	2,428,861
Total	$896,773	$1,601,225	$2,216,348	$10,338,937

The Company recognized compensation cost related to the options and warrants for the three months and nine months ended September 30, 2014 and 2013 of $910,837, $4,602,653, $3,325,968 and $7,910,076, respectively.

16.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 shares of common stock and 40,000,000 shares of preferred stock. The preferred shares are designated as 20,000,000 shares to Series A Preferred Convertible stock; 10,000 shares of Series B Convertible Preferred stock; 250,000 shares to Series C Preferred Convertible stock and 19,740,000 shares undesignated.

PREFERRED STOCK

Series A Convertible Preferred Stock

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company issued 10,000,000 shares of Series A Convertible Preferred Stock with a par value of $0.001 and convertible into 2.5 common shares for every Series A Convertible Preferred so long as Series C Convertible Preferred Stock is outstanding. The Series A Convertible Preferred will have five times the vote of a common share when the Series C Convertible Preferred is no longer outstanding. The stock has no redemption rights.

Liquidation Preference

The Series A preferred stock shall have no liquidation preference so long as the Series C Convertible Preferred Stock shall be outstanding.

Series B Convertible Preferred Stock

In an anticipation of a settlement of an adversary proceeding initiated by the Official Committee of Unsecured Creditors regarding the Plan of Reorganization in regards to Electric Transportation Engineering Corporation, et al, the Company designated 10,000 shares of Series B Convertible Preferred stock with a par value of $0.001 and a stated value of $100 per share and convertible into common shares based on the average of the price of the preceding prior 30 trading days as of the date of the request to convert. The Series B Convertible Preferred has no voting rights except under limited conditions as defined and redemption rights as defined.

Liquidation Preference

The holders of Series B and the Series C convertible preferred holders proportionately, shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount in cash equal to the Stated Value for each respective share of Series B or Series C Convertible Preferred Stock before any payments or distributions are made to holders of Series A Convertible Preferred Stock or holders of common stock.

Series C Convertible Preferred Stock

A total of 250,000 shares of Series C Convertible Preferred Stock have been designated for issuance under the Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (the “Series C Certificate of Designation”). The shares of Series C Convertible Preferred Stock have a stated value of $100 per share with an initial conversion price of $0.70 per common share (subject to adjustment as provided in the Series C Certificate of Designation). The Series C Convertible Preferred Stock may, at the option of the purchaser, be converted at any time or from time to time into fully paid and nonassessable shares of Common Stock at the conversion price in effect at the time of conversion; provided, that a holder of Series C Convertible Preferred Stock may at any given time convert only up to that number of shares of Series C Convertible Preferred Stock so that, upon conversion, the aggregate beneficial ownership of the Company’s Common Stock as calculated, (pursuant to Rule 13d-3 of the Securities Exchange Act) of such purchaser and all persons affiliated with such purchaser, is not more than 9.99% of the Company’s Common Stock then outstanding. The number of shares into which one share of Series C Convertible Preferred Stock shall be convertible is determined by dividing the stated value of $100 per share by the initial Conversion Price of $0.70 per common share (subject to appropriate adjustment for certain events, as defined). Shares of the Series C Convertible Preferred Stock shall receive dividends at a quarterly rate payable in either cash or additional shares of Series C Convertible Preferred Stock. If the dividend is paid in cash the quarterly dividend payment shall be equal to 2% of the Stated Value per share for each of the then outstanding shares of Series C Convertible Preferred Stock. If, however, the quarterly dividend is paid in shares of Series C Convertible Preferred Stock the quarterly dividend payment shall be equal to 2.5% of the Stated Value per share for each of the then outstanding shares of Series C Convertible Preferred Stock. In the event of a liquidation, the Series C Convertible Preferred Stock is also entitled to a liquidation preference equal to the Stated Value plus any accrued and unpaid dividends. Except as otherwise required by law, the holders of shares of Series C Convertible Preferred Stock shall vote on an as-if-converted-to-Common-Stock basis with the Common Stock. However, as long as any shares of Series C Convertible Preferred Stock are outstanding, the Company shall not take certain actions, as defined,, without the prior written consent of at least sixty percent (60%) of the then outstanding Series C Convertible Preferred Stock At any time following the second anniversary following the issuance of the Series C Convertible Preferred Stock, at the option of the holder, each share of Series C Convertible Preferred Stock shall be redeemable for an amount equal to the Stated Value plus all accrued but unpaid dividends plus 1% per month, compounded monthly from the closing date. As a result thereof, all other investors in the Company’s December 2013 financing had the exercise price of their warrants reduced to $0.70.

Liquidation Preference

The Series C preferred stock holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount in cash equal to the Stated Value, plus any accrued and unpaid dividends thereon at the Cash Dividend Rate and any other fees or liquidated damages then due and owing thereon under this Certificate of Designation, for each share of Preferred Stock before any distribution or payment shall be made to the holders of Series A Preferred Stock, any Junior Securities, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. After payment of the Stated Value, plus any accrued and unpaid dividends thereon, to each holder, the remaining balance of any proceeds from the Liquidation shall be allocated to the holders, holders of Series A Preferred Stock and holders of any Common Stock on an as-if-converted-to-Common-Stock basis.

COMMON STOCK

On January 15, 2014, in accordance with terms of the cashless exercise provisions of the warrants, a shareholder exchanged 355,000 warrants with an exercise price of $1.00 per share and 604,000 warrants with an exercise price of $0.50 for 468,702 fully vested shares of common stock of the Company.  The transaction was recorded as an increase to common stock and a decrease to Additional Paid-In Capital of $469 based on the cashless exercise provisions of the warrants.

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

Compensation expense related to the issuance of common stock for the three months and nine months ended September 30, 2014 and 2013 was $0, $1,070,866, $0 and $1,837,881, respectively.

17.	RELATED PARTY

The Company paid commissions to a company owned by its Chief Executive Officer totaling $18,000, $7,000, $40,250 and $16,000 during the three months and nine months ended September 30, 2014 and 2013 for business development related to installations of EV charging stations by the Company in accordance with the support services contract. These amounts are recorded as compensation on the Condensed Consolidated Statement of Operations.

The Company incurred accounting and tax service fees totaling $21,528, $20,202, $23,317 and $30,115 for the three months and nine months ended September 30, 2014 and 2013 provided by a company that is partially owned by the Company’s Chief Financial Officer.  This expense was recorded as general and administrative expense.

On March 29, 2012, the Company entered into a patent license agreement with its CEO and a company for which the CEO is the majority shareholder and an officer of the company. Under terms of the agreement, the Company has agreed to pay royalties to the licensors equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or use of the licensed products and licensed processes. As of September 30, 2014, the Company has not paid nor incurred any royalty fees related to this agreement.

18.	COMMITMENTS AND CONTINGENCIES

The Company has entered into several contracts that obligate it to future office space lease payments and consulting contracts for financial and investor relations services. The following is a summary of these commitments:

The Company’s corporate headquarters is located in Miami Beach, Florida. The Company currently leases space located at 1691 Michigan Avenue, Suite 601, Miami Beach Florida 33139. The lease is for a term of 39 months beginning on March 1, 2012 and ending May 31, 2015. Monthly lease payments are approximately $12,000 for a total of approximately $468,000 for the total term of the lease. The negotiations between the landlord and the Company are in abeyance. As of September 30, 2014, the Company has a certificate of deposit in the amount of $210,671 at a financial institution which serves as security deposit to the landlord and is therefore restricted. The certificate of deposit had matured in October 2014. The lease was extended through August 1, 2015 at a base monthly rental of $13,928. The Company is currently in negotiations with a new landlord for new rental space for its Miami Beach headquarters. Additionally, the Company has a three-year lease for an office in San Jose, California beginning on April 1, 2012 and ending April 30, 2015 with monthly lease payments of approximately $2,500 for a total of approximately $92,000 for the total term of the lease. The lease was extended to April 30, 2016 at a monthly rental of $3,009. The Company also has a five year sublease for office and warehouse space in Phoenix, Arizona beginning December 1, 2013 and ending November 30, 2018 with monthly payments of approximately $10,300 for a total of approximately $621,000 for the total term, and one year office sharing license for office space in New York, New York beginning January 16, 2014 and ending January 31, 2015 with monthly payments of approximately $4,000 for a total of approximately $48,000 for the total term of the license. The Company currently leases the space for a $1,000 monthly on a month-to-month basis.

Our minimum future aggregate minimum lease payments for these leases based on their initial terms as of September 30, 2014 are:

Twelve Month Period Ending September 30,:	Amount
2015	$304,617
2016	142,242
2017	124,188
2018	124,188
2019	20,698
Total	$715,933

Total rent expense for the three months and nine months ended September 30, 2014 and 2013 was $88,103, 16,729, $311,691 and $38,213, respectively.

Pursuant to the terms of the amendment of the March 30, 2012 master agreement with a key supplier, the Company has committed to purchase 500 charging stations over the year ended December 31, 2012, at prices ranging from $2,500 to $2,700 per unit. If the Company fails to take delivery of the total specified number units, it will be responsible for reimbursement of certain price discounts on units previously received totaling approximately $42,000. As of September 30, 2014, the Company has purchased 90 units under this master agreement. In the opinion of the Company’s management, the vendor has not performed in accordance with the terms of the master agreement. As of June 16, 2015, the ultimate resolution of this matter is unknown.

On November 27, 2013, the Synapse Sustainability Trust (“Synapse”) filed a complaint against the Company and Michael D. Farkas, the Company’s CEO, alleging various causes of action regarding compliance under certain agreements that governed the sale of Synapse’s assets to CCGI in the Supreme Court of the State of New York, County of Onondaga (the “Court”). On or about January 7, 2014, CCGI filed its Answer and Affirmative Defenses. CCGI moved to dismiss Count V, breach of contract, because the Note, as detailed in Note 11- Notes Payable, contains an arbitration clause. Further, Mr. Farkas has moved to dismiss the Complaint for lack of personal jurisdiction.  On March 17, 2014, the Court dismissed Mr. Farkas from the action due to a lack of personal jurisdiction and dismissed Plaintiff’s Count V based on the existence of the Arbitration Clause contained in the Note. In the Court's letter decision issued on March 17, 2014, the Court granted Defendants' Motion to Dismiss the Complaint/Count V against Michael Farkas, and dismissed Count VI against CCGI.  Accordingly, the Court granted Plaintiff's Contempt Motion in part, and denied it in part, and scheduled a hearing on the contempt issue for May 13, 2014.  The hearing was canceled. On March 5, 2015, the parties reached a settlement requiring the Company to pay $10,000 on March 15, 2015 and $5,000 per month for the next eight months with no interest. Until such time as the debt by the Company, Synapse will retain a security interest of $40,000 in specified chargers. As of June 16, 2015, the Company had paid $30,000.

On or about December 6, 2013, the Company filed a Complaint against Tim Mason and Mariana Gerzanych in the U.S. District Court for the Southern District of New York, alleging claims for Breach of Contract, Fraud in the Inducement, Civil Conspiracy to Commit Fraud, Unjust Enrichment, and Breach of Fiduciary Duty.  These claims were in relation to the Company’s purchase of 350 Green and the documents entered into (and allegedly breached by Gerzanych and Mason) related thereto.  The Defendants in this case were recently served with the court documents, and the Company intends to litigate this case vigorously. Each defendant filed for bankruptcy in January 2014 and as a result a stay was granted preventing the case from moving forward. In April 2014, the defendants filed a complaint in the Bankruptcy Court alleging declaratory relief, breach of contract in the exchange agreement and the promissory note, claim and delivery, fraud in the inducement, unjust enrichment and objection to claim. CCGI moved to change venue to New York and moved to dismiss in California. Gerzanych and Mason have filed a motion to consolidate the New York action and the adversary complaint and tried before the Bankruptcy Court. On or about December 30, 2014 the Bankruptcy Court issued an order transferring all adversary preceedings and the California Complaint to the Southern District of New York. Pursuant to the Court’s order, the Company amended its complaint tin the New York action to add an additional count for declaratory relief. Defendants have moved to dismiss the Amended Complaint based on the release agreement between the parties.  The Company believes that the release was procured by fraud and is therefore invalid and is in the process of drafting response papers.  In the interim, the parties are currently attempting to negotiate a settlement.

On June 3, 2014, Manhattan Charging, Joseph Turquie (the Company's former Chief Marketing Officer), Jamie Turquie and Brian Valenza, former Beam members, filed a complaint against the Company alleging various causes of action regarding compliance under certain agreements that governed the sale of Beam Charging, LLC to the Company. On April 24, 2015, the parties reached a settlement whereby the Company issued an aggregate of 100,000 fully vested common shares to the defendants, paid Mr. Turquie $25,000 and agreed to pay Mr. Turquie $50,000, payable at $5,000 per month, commencing on May 1, 2015 without interest of which $10,000 had been paid as of June 16, 2015. Messrs. Turquie and Valenza relinquished their anti-dilution benefit, as defined, see Note 11-Warrant Payable.

On September 17, 2014, the Company filed a lawsuit against three former consultants of the Company for failure to provide services to the Company in accordance with the terms of the consulting agreement. In accordance with the terms of the agreement, the consultants were to be compensated by the issuance of 550,000 restricted shares of the Company’s common stock. On August 20, 2014, the consultants contacted the Company’s stock transfer agent seeking to have the restricted legend removed from the stock certificates, however the Company did not authorize such removal due to the consultants failure to provide services in accordance with the consulting agreement. The Company was seeking the return of any certificates currently in the possession of the consultants or the proceeds from any sales of such shares to the extent the consultants had sold shares. The Company sought an injunction to stop the defendants from selling shares but was denied by the Court on November 19, 2014. On October 28, 2014, the defendants filed a counterclaim against the Company alleging various claims of wrongdoing. On April 28, 2015, the parties reached a settlement whereby the defendants will be able to retain $150,000 in gross proceeds from the sale of shares, as defined, from the 412,501 common shares of the Company’s common stock, currently in their possession and shall return any unsold shares to the Company or any gross proceeds from the sale of shares in excess of $150,000. No shares have been returned to the Company as of June 12, 2015. Additionally the defendants agreed to forgo the 137,499 unissued shares of Company common stock which were the subject of the counterclaim of the defendants. The Company also agreed to pay $12,500 of the defendant’s legal costs which has been paid in full as of June 16, 2015.

On January 20, 2015, the Official Committee of Unsecured Creditors (“Committee”) filed a motion to set aside Confirmation Order Pursuant to Bankruptcy Rule 9024 (“Order”) requesting that the Bankruptcy court set aside a prior order confirming a Plan of Reorganization (“Plan”), previously confirmed by the Court on December 31, 2014, to which a wholly owned subsidiary (“subsidiary”) of the Company was a party, due to the alleged failure by the subsidiary and the Company to perform certain obligations as required by the Order and alleged misrepresentations, non-disclosures and other alleged actions in relation thereto. On February 2, 2015, the Committee then initiated an adversary proceeding in the Bankruptcy Case and filed a complaint against the Company requesting the same relief and reserving all rights and remedies regarding civil causes of action or damages against the defendants. The matter has been resolved between the parties in accordance with amended terms as described in Note 19- Subsequent Events.

350 Green, LLC

There have been five lawsuits filed by creditors of 350 Green regarding unpaid claims. These lawsuits relate solely to alleged pre-acquisition unpaid debts of 350 Green.  Also, there are other unpaid creditors, aside from those noted above, that claim to be owed certain amounts for pre-acquisition work done on behalf of 350 Green solely, that potentially could file lawsuits at some point in the future.

On August 7, 2014, 350 Green received a copy of a complaint filed by Sheetz, a former vendor of 350 Green alleging breach of contract an unjust enrichment. The complaint names 350 Green, 350 Holdings LLC and CCGI in separate breach of contract counts and names all three entities together in an unjust enrichment claim. CCGI and 350 Holdings will seek to be dismissed from the litigation, because, as the complaint is currently plead, there is no legal basis to hold CCGI or 350 Green liable for a contract to which they are not parties. The parties held a mediation conference on May 15, 2015 and the parties are in the process of negotiating a settlement.

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

19.	SUBSEQUENT EVENTS

Series C Convertible Preferred Securities Sale

On December 23, 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”) for an aggregate of $6,000,000 (the “Aggregate Subscription Amount”). Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchasers: (i) 60,000 shares of Series C Preferred Stock convertible into 8,571,429 shares of the Company’s common stock, par value $0.001, (the “Common Stock”); and (ii) warrants (the “Warrants”) to purchase an aggregate of 8,571,429 shares of Common Stock (the “Warrant Shares”) for an exercise price of $1.00 per share and discussed further in Note1-ORGANIZATION-LIQUIDITY.

As of June 16, 2015, the Company received the initial $2,000,000 and the investors have released an additional $3,000,000 in consideration of the formation of an Operations and Finance Committee (“OPFIN Committee”) to provide the Company with financial and operational direction, management and oversight with respect to the Company’s operating plan and fiscal year 2015 revised budget and to oversee progress. The Committee is comprised of Messrs. Farkas and Shapiro, current members of the Company’s Board of Directors, an outside financial consultant, a representative of the Purchasers and Mr. Ira Feintuch, the Company’s newly appointed Chief Operating Officer. The OPFIN Committee has formed an Executive Committee consisting of Mr. Farkas, the outside financial consultant and Mr. Feintuch to carry out the day to day financial and operational management of the Company.

In connection with the sale of the Securities Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company agreed to register all of the shares of Common Stock underlying the Series C Preferred Stock and Warrant Shares (the “Registrable Securities”) on a Form S-1 registration statement (the “Registration Statement”) to be filed with the Securities and Exchange Commission and to use best efforts to cause the Registration Statement to be declared effective under the Securities Act within 180 days following the Closing Date (or, in the event of a “full review” by the SEC, within 210 calendar days following the Closing Date) (the “Effectiveness Deadline”). If the Company does not meet the Effectiveness Deadline, the Company will have to pay the Purchaser a penalty equal to 1% of the Aggregate Subscription Amount with a maximum of 10% of the Aggregate Subscription Amount and pay interest at the rate of 18% per annum. The Company may choose to pay all liquidated damages in Preferred Shares at 125% of the liquidated damages amount.

On December 23, 2014, in connection with the closing and as a condition to the closing of the Securities Purchase Agreement, the Company entered into an amended and restated employment agreement with its Chief Executive Officer, Michael Farkas. The amendment provides that Mr. Farkas shall have a salary of Forty Thousand Dollars ($40,000) per month. However, for such time as any of the Aggregate Subscription Amount is still held in escrow, Mr. Farkas shall receive Twenty Thousand Dollars ($20,000) in cash and the remaining amount of his compensation: (i) shall be deferred; and (ii) must be determined by the compensation committee of the Company’s Board of Directors to be fair and equitable. Additionally, beginning on the date that the Aggregate Subscription Amount is released from escrow and continuing for so long as the Series C Preferred Stock remains issued and outstanding, Mr. Farkas’ salary shall only be paid in cash if doing so would not put the Company in a negative operating cash flow position.

Other Equity and Debt Issuances

During the period of October 6, 2014 through December 1, 2014, the Company issued four notes to the Company’s CEO totaling $135,000, due on the six month anniversary date of the respective note with interest at 8% per annum. As of June 11, 2015, the Company had repaid $35,300, inclusive of interest.

During the period of October 1, 2014 through June 12, 2015, the Company issued warrants to purchase 293,863 shares of the Company’s common stock to the former members of Beam at exercise prices ranging from $0.33 to$1.05 per share inclusive of warrants payable to purchase 31,000 shares of the Company’s common stock as of September 30, 2014 as described in Note 11-Warrant Payable.

During the period of October 16, 2014 through June 12, 2015 the Company issued 23,810 fully vested shares of common stock under its 2014 Omnibus Incentive Plan at to two principals of a consulting firm to provide strategic financial services.

During the period of October 1, 2014 through June 1, 2015, the Company issued 150,034 fully vested common shares of the Company’s common stock at the closing market price on the date of the respective meeting and options to purchase 90,000 shares of the Company’s common stock at exercise prices ranging from $0.33 to $0.53 per share to members of the Board of Directors for attendance of Board meetings held during this time.

During the period of March 23, 2015 through June 11, 2015, the Company issued a member of the Board of Directors, as a participant of and attendance of meetings it newly formed OPFIN Committee an option to purchase 30,000 shares of the Company’s common stock at prices ranging from $0.34 - $0.38 per share. The options vest in two years and expire five years from date of issuance.

On November 13, 2014, the Company issued a $200,000 note to an investor which is convertible into 400,000 shares of the Company’s common stock at $0.50 per share and 400,000 warrants at an exercise price of $1.05 per common share. The note was due on January 14, 2015 with interest at 12% per annum. Through June 12, 2015, the Company has repaid $109,008, inclusive of accrued interest. On February 20, 2015, the Company renegotiated the terms of the remaining unpaid $100,000 balance such that the due date extended to March 31, 2015. The investor received a five year warrant, which vests immediately, to purchase an additional 400,000 shares of the Company’s common stock at $1.00 per share. On May 1, 2015, the Company renegotiated the terms of the unpaid balance with the investor such that the unpaid balance accrued interest at the rate of 2% per month as of April 1, 2015 and the balance was due as of June 1, 2015. In consideration thereof, the Company, on April 1, 2015 issued the investor an a warrant to purchase an additional 50,000 common shares at $1.00 which expires on April 1, 2020. Additionally, the Company extended the expiration dates of warrants issued in October 2012 to purchase 150,000 shares of the Company’s common stock to the investor and its affiliates from October 2015 to October 2017. The $100,000 balance and accrued interest thereon remains unpaid as of June 16, 2015.

On December 15, 2014, the Company issued a note to a company for which the Company’s CEO is the majority shareholder and an officer of the company, in the amount of $65,000, due on the six month anniversary date of the note with interest at 8% per annum. The Note was paid in full with accrued interest thereon of $202 on December 29, 2014.

On December 28, 2014, the Company issued, to the Company’s CEO, a warrant to purchase 5,000 shares of the Company’s common stock at $0.40 per share. The warrants vest immediately and expire two years from date of issuance. The warrant was issued as a replacement of a warrant which had expired in accordance with the CEO’s employment contract.

On February 3, 2015, the Company issued 50,000 fully vested shares of the Company’s common stock to a consultant to advise the Company about corporate governance matters.

On February 25, 2015, the Company entered into an agreement with the investors of the October 11, 2013 financing whereby the investors were issued warrants to purchase 3,336,734 shares of the Company’s common stock at $0.70 per share which vest immediately, expire in five years from date of issuance and contain anti-dilution provisions as defined. These additional warrants represent the additional warrants the investors would have received as a result of the December 23, 2014 financing had they not surrendered their anti-dilution protection during the quarter ended June 30, 2014. In conjunction therewith, the October 2013 investors surrendered 2,102,142 previously issued warrants as consideration for removal of derivative liability attributes from warrants issued in conjunction with the Company’s October 2013 financing. Additionally, the exercise price of all 19,761,714 warrants issued to the October 2013 and December 2013 investors was reduced to $0.70 per common share and contain anti-dilution protection, as defined.

On April 10, 2015 the Company issued 51,586 fully vested common shares to its Chief Financial Officer as compensation for the period of November 2014 through April 2015.

On April 17, 2015, the Company issued 432,892 fully vested shares of its common stock to a consulting firm for services rendered by a financial consultant for the period of December 2014 through March 2015.

Acquisition

On December 31, 2014, the United States Bankruptcy Court, District Arizona (“Bankruptcy Court”) issued a Confirmation Order Pursuant to Bankruptcy Rule 9024 in the Bankruptcy case, in regards to: Electric Transportation Engineering Corporation (Case No. 13-626), confirming a Plan of Reorganization of Electric Transport Engineering Corporation, whereby the Official Committee of Unsecured Creditors of the estate (“Creditors”) would own 50% of the Reorganized Electric Transport Engineering Corporation (“Reorganized ETEC”) in consideration, as amended, of foregoing the amounts formerly owed by the estate and the Company would own the remaining 50% of the Reorganized ETEC in consideration of an amended payment of $375,000 in cash and a subsequent $825,000 cash payment to the Creditors secured by 8,250 shares of Series B Convertible Preferred Stock. The Company’s amended cash payment consisted of reimbursement of $281,000 of Creditors’ professional fees, and the foregoing of the $94,000 in receivables owed the Company and included in accounts receivable on the Company’s condensed consolidated balance sheet on September 30, 2014.

Other Matters

On March 24, 2015, the Company entered into an employment agreement with Mr. Ira Feintuch to serve as the Company’s Chief Operating Officer for an initial three year term renewable annually unless written notice is provided 60 day prior to the renewal term. In consideration thereof, Mr. Feintuch is to receive an annual salary of $250,000 and shall participate in all benefit programs of the Company. In addition, Mr. Feintuch will receive 1,000,000 Series A Convertible Preferred shares, 1,500 Series C Convertible Preferred shares and 1,500,000 shares of common stock. These stock awards are payable 50% upon the signing of the employment agreement and 50% upon the one year anniversary of the employment agreement.

As part of the litigation settlement, on April 24, 2015, with two former members of Beam were issued an aggregate of 100,000 fully vested shares of the Company’s common stock valued at $0.35 per share.

On May 21, 2015, the Company offered the remaining seven former Beam members shares of the Company’s common shares in consideration of surrendering their anti-dilution benefit contained in the original Beam acquisition agreement. As of June 12, 2015, two members had accepted the Company’s offer, however the shares have yet to be issued.

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

Overview

Car Charging Group, Inc. (“CarCharging”) is a pioneer in nationwide public electric vehicle (EV) charging services, enabling EV drivers to easily recharge at locations throughout the United States. Headquartered in Miami Beach, FL with offices in San Jose, CA, New York, NY, and Phoenix, AZ. CarCharging’s business model is designed to accelerate the adoption of public EV charging.

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

In order to provide complete charging services to EV drivers, through its subsidiary, Blink, the Company also provides residential EV charging solutions. Blink designs and sells its residential charging equipment for residences with a dedicated parking space. Residential EV charging equipment provides EV drivers with an additional charging option beyond public EV charging stations.

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

We purchase all of our EV charging stations through our wholly-owned subsidiary, eCharging Stations, LLC.  Stations are then installed and maintained though competitively bid subcontractor agreements with certified local vendors, to maintain the lowest installation and long-term costs possible.  We believe that automobile manufacturers are scheduled to mass produce and sell more models of electric vehicles to the public in the future.  Accordingly, at that time we anticipate that there will be a significant increase in the use of our EV charging stations as more models become available.

As a result of our acquisitions of four competitors, we currently have approximately 4,900 level 2 charging units and 117 DC Fast Charging (Level 3) EV Devices utilizing our network. As a result of our acquisitions and partnerships with EV manufacturers, our network has broadened its offerings and includes units from numerous manufacturers.

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

Results of Operations

The results of the Company’s operations for the three and nine months ended September 30, 2013 include the operations of Beam Charging LLC for the period of February 26, 2013, the acquisition date, through September 30, 2013, EV Pass LLC for the period of April 2, 2013, the acquisition date through September 30, 2013, 350 Green LLC for the period of April 22, 2013, the acquisition date, through September 30, 2013 and all subsidiaries for the three month and nine month period ended September 30, 2014.

For the three months ended September 30, 2014 and 2013

Revenues

We have generated revenues of $414,157 from service fees related to installed EV charging stations for the three months ended September 30, 2014 as compared to $40,863 in service fees for the three months ended September 30, 2013, an increase of $373,294 which is primarily as a result of the charging heads acquired from Blink and $72,897 associated with the Company’s participation in a program sponsored by Nissan North America to provide free electric charging to purchasers of Nissan Leafs in certain markets in the United States commencing in July 2014.  Grant revenue increased from $48,303 to $207,276.  Grants, rebate and incentives, collectively “grant revenue” related to equipment and related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives.  Grant revenue for the quarter ended September 30, 2014 related to operating expenses is recognized as revenue when the expense is incurred. Grant revenue was primarily derived from recognition of $81,550 of marketing incentives from Nissan North America (“Nissan”) associated with the sale of five fast chargers as a result of Nissan reducing our commitment to build own, operate and maintain a network of 43 fast chargers; reduced from 48 fast chargers. Additionally, we recognized $47,416 in NYSERDA grant reimbursement associated with installed chargers and $40,002 in California Energy Commission grant reimbursement associated with installed chargers. We intend to vigorously seek additional grants, rebates, subsidies and equipment manufacturer incentives as a cost effective means of reducing our capital investment in the purchase and installation of charging stations.  Equipment sales increased from $0 to $374,708 during the quarter ended September 30, 2014.  During the quarter ended September 30, 2014 we sold five fast chargers, 15 commercial charging stations and 103 residential charging stations; no charging stations were sold during the quarter ended September 30, 2013. During the quarter ended September 30, 2014 we initiated a monthly network fee and a transaction fee to our hosts which totaled $23,845. No such fees were in effect during the quarter ended September 30, 2013.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, electricity reimbursements and revenue share payments to hosts.  Cost of revenues for the three months ended September 30, 2014 of $1,635,833 exceeded cost of revenues for the three months ended September 30, 2013 of $39,662 primarily because in the second quarter of 2013 the Company was in the developmental stage and depreciation was considered general and administrative expense whereas in 2014 depreciation and amortization included in cost of revenues totaled $742,385.  The acquisition of Blink Network LLC, the commencement of the execution of its operational plans and the additional $853,786 of network fees, electricity reimbursements and revenue share payments to hosts related to the number of installed charging stations acquired as a result of the four acquisitions completed during 2013 and the cost of the chargers sold were the main factors that increased the cost of revenues for 2014.

Operating Expenses

Operating expenses consist of selling, marketing and advertising, payroll, administrative, finance and professional expenses.

Compensation expense decreased by $3,430,408 from $5,518,814 for the three months ended September 30, 2013 to $2,088,406 for the three months ended September 30, 2014.  The decrease was attributable to the issuance of 3,433,335 warrants in 2013 to a company owned by our Chief Executive Officer valued at $3,380,926 offset by incremental payroll cost associated with the acquisition of Beam and Blink.

Other operating expenses increased by $193,065 from $291,559 for the three months ended September 30, 2013 to $484,624 for the three months ended September 30, 2014.  The increase was attributable to an increase in rent expense primarily attributable to the Blink Phoenix office and travel.

General and administrative expenses decreased by $775,928 from $1,350,076 for the three months ended September 30, 2013 to $574,148 for the three months ended September 30, 2014.  The decrease was primarily as a result of an increase in amortization of intangible assets of $33,959, professional fees of $273,937 and overall general and administrative expenses of $108,212 offset by a reduction in stock and warrants issued to consultants of $595,061, and non-inclusion of EV charging station depreciation in general administrative and administrative expense in the quarter ended September 30, 2014 of $596,975. EV charging station depreciation is in Cost of Revenues for three months ended September 30, 2014

An impairment charge of $2,854,422 relating to:

•	the net book value of 304 electric chargers to be removed from a host’s locations,-$333,974;

•	the net book value of chargers whose net book value at September 30, 2014 exceeded its fair value by $631,011;

•	the net book value of chargers to which title passed to the respective hosts as a result of non novation of United States Department of Energy grant -$1,591,115, and

•	The net book value of deployments in progress acquired in conjunction with 350 Green for which continuance was not deemed feasible-$298,322.

A loss of $19,848 on replacing deployed charging stations during the quarter ended September 30, 2014 due to malfunction.

An increase in impairment charge to goodwill during the quarter ended September 30, 2014 associated with the acquisition of Beam Charging LLC of $1,601,882.

For the three months ended September 30, 2014, the Company recorded an in inducement expense associated with the issuance of warrants to a host to extend exclusive EV installation rights on its properties to the Company of $321,877.

Operating Loss

Our operating loss for the three months ended September 30, 2014 of $8,561,054 increased by $1,450,109 as compared to the three months ended September 30, 2013 of $7,110,945 primarily as a result of an increase in operating expenses of $784,758 coupled with a decrease in gross profit of $665,351.

Other Income (Expense)

Other expense decreased by $940,450 from other expense of $826,015 for the three months ended September 30, 2013 to other income of $114,435 for the three months ended September 30, 2014. The net increase in 2014 was attributable to:

•	A reversal of an accrual to the U.S. Department of Energy (“DOE”) notifying the Company that DOE had no property interest in the 93 DC fast chargers in the Company’s inventory in the amount of $482,611.

•	A provision to the warrant payable of $3,347 and a loss from the change in fair value of the warrant payable of $7,564 associated with the anti-dilution protection offered the sellers associated with the Beam acquisition as opposed to a provision to the warrant payable for $122,000 for the quarter ended September 30, 2013.

•	An increase in public information penalty of $72,667 as a result the Company’s non compliance with Rule 144(c)(1) relating to the Stock Purchase Agreements of October 11, 2013 and December 9, 2013.

•	A debt conversion expense of $687,286 during the quarter ended September 30, 2013 as result of the fair value of the conversion of notes payable into common stock and warrants on conversion terms more favorable than the fair value of the conversion terms when the notes were initially issued in 2013, and

•	A gain in 2014 from the change in fair value of a derivative liability of $149,250 associated with warrants and warrant units issued to investors and placement agents in conjunction with sale of shares of our common stock during the fourth quarter of 2013 and;

•	An increase in interest expense of $92,054 as a result of the accrued interest associated with the registration rights penalty associated with the sale of shares of the Company’s common stock during the quarter ended December 31, 2013 and the 20% premium for the Company’s subsequent election to pay the interest in shares of the Company’s Series C Preferred Stock.

•	An increase in the registration rights penalty of $311,000, 20%, as a result of the Company’s subsequent election to pay the penalty in shares of the Company’s Series C Preferred Stock.

Net Loss

Our net loss for the three months ended September 30, 2014 increased by $509,659 to $8,466,619 as compared to a net loss $7,936,960 for the three months ended September 30, 2013.  The increase was attributable to a decrease in other expense of $940,450 offset by an increase in operating expenses of $784,758 and a decrease in gross profit of $665,351.

For the nine months ended September 30, 2014 and 2013

Revenues

We have generated revenues of $985,747, from service fees related to installed EV Charging Stations for the nine months ended September 30, 2014 as compared to $83,666 in service fees for the nine months ended September 30, 2013, an increase of $902,081 which is primarily as a result of the charging heads acquired from Blink and $72,897 associated with the Company’s participation in a program sponsored by Nissan North America to provide free electric charging to purchasers of Nissan Leafs in certain markets in the United States commencing in July 2014.  Grant revenue increased from $86,052 to $865,918.  Grants, rebate and incentives, collectively “grant revenue” related to equipment and related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives.  Grant revenue related to operating expenses is recognized as revenue when the expense is incurred. Grant revenue was primarily derived from recognition of $81,550 of marketing incentives from Nissan North America (“Nissan”) associated with the sale of five fast chargers as a result of Nissan reducing our commitment to build own, operate and maintain a network of 43 fast chargers; reduced from 48 fast chargers. Additionally, we recognized $189,743 in NYSERDA grant reimbursement associated with installed chargers and $522,065 in California Energy Commission grant reimbursement associated with installed chargers derived from a novated grant with the CEC. We intend to vigorously seek additional grants, rebates, subsidies and equipment manufacturer incentives as a cost effective means of reducing our capital investment in the purchase and installation of charging stations.  Equipment sales increased from $12,762 to $473,429 during the nine months ended September 30, 2014.  During the nine months ended September 30, 2014 we sold five DC fast chargers, 218 residential charging stations and 37 commercial charging stations whereas we sold three commercial stations during the nine ended September 30, 2013. During the nine months ended September 30, 2014 we initiated a monthly network fee and a transaction fee to our hosts which totaled $23,845. No such fees were in effect during the quarter ended September 30, 2013.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, electricity reimbursements and revenue share payments to hosts.  Cost of revenues for the nine months ended September 30, 2014 of $4,528,008 exceeded cost of revenues for the nine months ended September 30, 2013 of $94,090 primarily because during the first nine months of 2013, the Company was in the developmental stage and depreciation was considered general and administrative expense whereas in 2014 depreciation and amortization included in cost of revenues totaled $2,243,395.  The acquisition of Blink Network LLC, the commencement of the execution of its operational plans and the additional $2,190,523 of network fees, electricity reimbursements and revenue share payments to hosts related to the number of installed charging stations acquired as a result of the four acquisitions completed during 2013 were the main factors that increased the cost of revenues for 2014.

Operating Expenses

Operating expenses consist of selling, marketing and advertising, payroll, administrative, finance and professional expenses.

Compensation expense decreased by $3,660,394 from $9,824,287 for the nine months ended September 30, 2013 to $6,163,893 for the nine months ended September 30, 2014.  The decrease was attributable to the issuance of 5,633,335 warrants in 2013 to a Company owned by our Chief Executive Officer valued at $5,630,045 offset by incremental payroll cost associated with the acquisition of Beam and Blink.

Other operating expenses increased by $698,342 from $565,903 for the nine months ended September 30, 2013 to $1,264,245 for the nine months ended September 30, 2014.  The increase was attributable to an increase in rent expense primarily for the Phoenix office and travel expenses.

General and administrative expenses decreased by $2,145,425 from $4,242,798 for the nine months ended September 30, 2013 to $2,097,373 for the nine months ended September 30, 2014.  The decrease was primarily as a result of the non-inclusion of EV charging station depreciation in general administrative and administrative expense during the nine months ended September 30, 2014 and $1,193,938 included for the nine months ended September 30, 2013 and a reduction in stock and warrants issued to consultants of $2,387,385 offset by higher legal and professional fees of $794,608, higher amortization expense associated with higher government grant collections of $214,905 and overall general and administrative expenses of $426,385. EV charging station depreciation is included in cost of revenue for the nine months ended September 30, 2014.

An increase in inducement expense of $858,118 in 2014 for the issuance of warrants to four shareholders of the Company who have agreed to provide financial support to the Company in the amount of $6,250,000 through 2014 and placement agents for securing such financing during the nine months ended September 30, 2014.

An increase in impairment charge to Goodwill in 2014 associated with the acquisition of 350 Green and its placement in a trust mortgage of $3,299,379 and in conjunction with the acquisition of Beam Charging of $1,601,882.

An impairment charge of $2,854,422 relating to:

•	the net book value of 304 electric chargers to be removed from a host’s locations,-$333,974;

·	the net book value of chargers whose net book value at September 30, 2014 exceeded its fair value by $631,011;

•	the net book value of chargers to which title passed to the respective hosts as a result of non novation of United States Department of Energy grant -$1,591,115, and

•	The net book value of deployments in progress acquired in conjunction with 350 Green for which continuance was not deemed feasible-$298,322.

A loss of $19,848 on replacing deployed charging stations during the quarter ended September 30, 2014 due to malfunction.

An increase in inducement expense in 2014 associated with the issuance of warrants to a host to extend exclusive EV installation rights on its properties to the Company of $321,877.

Operating Loss

Our operating loss for the nine months ended September 30, 2014 of $20,660,106 increased by $6,115,508 as compared to the nine months ended September 30, 2013 of $14,544,598 primarily as a result of a decrease in gross profit of $2,267,459 and an increase of $3,848,049 in operating expenses.

Other Income (Expense)

Other income/expense increased by $2,496,761 from other expense of $1,255,839 for the nine months ended September 30, 2013 to other income of $1,240,922 for the nine months ended September 30, 2014.  The net increase in 2014 was attributable to:

•	A reversal of an accrual due to the U.S. Department of Energy (“DOE”) notifying the Company that DOE had no property interest in the 93 DC fast chargers in the Company’s inventory in the amount of $482,611.

•	A $36,789 gain sustained by issuing shares of common stock and cash in settlement of an account payable, as opposed to a loss of $94,557 sustained in 2013 by issuing shares of common stock in settlement of an account payable and convertible notes payable.

•	An inducement expense of $382,753 in 2014 associated with the issuance additional warrants and warrant units issued to five investors and one placement agent in conjunction with the sales of shares or our common stock during the fourth quarter who opted to extinguish the derivative liability feature of the warrants and warrant units.

•	A gain in 2014 from the change in fair value of a derivative liability of $685,304 associated with warrants and warrant units issued to investors and placement agents in conjunction with sale of shares of our common stock during the fourth quarter of 2013.

•	A gain from the change in fair value of the warrant payable of $960,636 associated with the anti-dilution protection offered the sellers associated with the Beam acquisition and a provision of $3,347 to the warrant payable for the nine months ended September 30, 2014 as opposed to a provision of $309,000 to the warrant payable at September 30, 2013.

•	An increase in interest expense of $116,438 in 2014 as a result of the accrued interest associated with the registration rights penalty associated with the sale of shares of the Company’s common stock during the quarter ended December 31, 2013 and the 20% premium for the Company’s subsequent election to pay the interest in shares of the Company’s Series C Preferred Stock.

•	A debt conversion expense of $687,286 in 2013 as result of the fair value of the conversion of notes payable into common stock and warrants on conversion terms more favorable than the fair value of the conversion terms when the notes were initially issued in 2013 for which there was no transactions of this kind in 2014.

•	An increase in the registration rights penalty of $311,000, 20%, as a result of the Company’s subsequent election to pay the penalty in shares of the Company’s Series C Preferred Stock.

•	An increase in public information penalty of $72,667 as a result the Company’s non compliance with Rule 144(c)(1) relating to the Stock Purchase Agreements of October 11, 2013 and December 9, 2013.

Net Loss

Our net loss for the nine months ended September 30, 2014 increased by $3,618,747 to $19,419,184 as compared to $15,800,437 for the nine months ended September 30, 2013. The increase was attributable to an increase in Other Income of $2,476,913, offset by an increase in operating expense of $3,828,201 and a decrease in gross profit of $2,267,459.

Liquidity and Capital Resources

During 2014, we have financed our activities from sales in 2013 of our capital stock.  A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the nine months ended September 30, 2014 and 2013, we used cash of $6,664,163 in 2014 and used cash of $1,218,611 from operations in 2013, respectively. Our cash use for 2014 was primarily attributable to our net loss of $19,419,184 offset by changes in operating assets and liabilities of $555,182 and by non cash reconciling items of $12,199,839. During the nine months ended September 30, 2014, cash used for investing activities consisted of $760,112 of which $460,797 was for purchases of electric vehicle charging stations, $162,150 for network software and $137,165 for the purchase of an automobile.  Net cash outflows for investing activities were $1,122,405 for the nine months ended September 30, 2013 which were primarily for capital expenditures. Cash used in financing activities for the nine months ended September 30, 2014 was $260,140 of which $210,671 was from the purchase of certificate of deposit to serve as collateral for a letter of credit issued by the bank to serve as a security deposit for pending space rental in Miami Beach, Florida which subsequently matured and the repayment of notes of $49,469. Cash flows from financing activities for the nine months ended September 30, 2013 totaled $2,384,666 provided primarily by the net proceeds of $2,964,695 from the sale of shares of our common stock, proceeds of $145,000 from the issuance of notes payable offset by the payment of convertible notes and notes payable totaling $725,029. The net decrease in cash during the nine months ended September 30, 2014 was $7,684,415 as compared with a net increase of $43,650 for the nine months ended September 30, 2013.

Through September 30, 2014, the Company has incurred an accumulated deficiency since inception of $60,944,253.   At September 30, 2014, the Company had a cash balance of $152,924. The Company has incurred additional losses subsequent to September 30, 2014.  The Company implemented cost reduction measures in December 2014 to help reduce employee headcount, inventory and other operating expenditures.

On December 23, 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchaser(s)”) for an aggregate of $6,000,000 (the “Aggregate Subscription Amount”). Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchaser: (i) 60,000 shares of Series C Preferred Stock convertible into 8,571,429 shares of the Company’s common stock, par value $0.001, (the “Common Stock”); and (ii) warrants (the “Warrants”) to purchase an aggregate of 8,571,429 shares of Common Stock (the “Warrant Shares”) for an exercise price of $1.00 per share.

The release of the Aggregate Subscription Amount to the Company is subject to the Company meeting certain milestones. On December 23, 2014, all the initial closing conditions were met so the Company received Two Million Dollars ($2,000,000) of the Aggregate Subscription Amount. The remaining Four Million Dollars ($4,000,000) was deposited into an escrow account. If the first set of milestones is achieved on or before March 31, 2015, the Company will receive Two Million Dollars ($2,000,000) from the escrow proceeds. The remaining Two Million Dollars ($2,000,000) will be released from escrow based on whether or not the second set of milestones is achieved on or before June 30, 2015.

As of June 16, 2015, the Company received the initial $2,000,000 and the investors have released an additional $3,000,000 in consideration of the formation of an Operations and Finance Committee (“OPFIN Committee”) to provide the Company with financial and operational direction, management and oversight with respect to the Company’s operating plan and fiscal year 2015 revised budget and to oversee progress. The Committee is comprised of Messrs. Farkas and Shapiro, current members of the Company’s Board of Directors, an outside financial consultant, a representative of the Purchasers and Mr. Ira Feintuch, the Company’s newly appointed Chief Operating Officer. The OPFIN Committee has formed an Executive Committee consisting of Mr. Farkas, the outside financial consultant and Mr. Feintuch to carry out the day to day financial and operational management of the Company.

At June 16, 2015, the Company had a cash balance of approximately $229,000. The funds are used primarily for operating expenses and working capital.

The Company expects that through the next 12 months from the date of this filing, the capital requirements to fund the Company’s growth and to cover its operating costs will consume substantially all of the cash flows the Company may generate from its operations, as well as from the proceeds of intended issuances of debt and equity securities. Accordingly, the Company may require external funding to sustain operations and to follow through on the execution of its business plan. However, there can be no assurance that the Company’s plans will materialize and/or that the Company will be successful in funding estimated cash shortfalls through additional debt or equity capital and through the cash generated by the Company’s operations. Given these conditions, the Company’s ability to continue as a going concern is contingent upon it being able to secure an adequate amount of debt or equity capital to enable it to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

Since inception, the Company’s operations have primarily been funded through proceeds from equity and debt financings. Although management believes that the Company has access to capital resources, there are currently no other commitments in place for new financing at this time, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

The Company intends to raise additional funds during the next twelve months. The additional capital raised would be used to fund the Company’s operations. The current level of cash and operating margins is insufficient to cover the existing fixed and variable obligations of the Company, so increased revenue performance and the addition of capital through issuances of securities are critical to the Company’s success. Should the Company not be able to raise additional debt or equity capital through a private placement or some other financing source, the Company would take one or more of the following actions to conserve cash: further reductions in employee headcount, reduction in base salaries to senior executives and employees, and other cost reduction measures. Assuming that the Company is successful in its growth plans and development efforts, the Company believes that it will be able to raise additional debt or equity capital. There is no guarantee that the Company will be able to raise such additional funds on acceptable terms, if at all.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of September 30, 2014 our internal controls over financial reporting (“ICFR”) were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	We currently do not have an audit committee that oversees over our external financial reporting and internal control over our financial reporting.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

General Litigation

On November 27, 2013, the Synapse Sustainability Trust (“Synapse”) filed a complaint against the Company and Michael D. Farkas, the Company’s CEO, alleging various causes of action regarding compliance under certain agreements that governed the sale of Synapse’s assets to CCGI in the Supreme Court of the State of New York, County of Onondaga. On or about January 7, 2014, CCGI filed its Answer and Affirmative Defenses. CCGI moved to dismiss Count V, breach of contract, because the Note contains an arbitration clause. Further, Farkas has moved to dismiss the Complaint for lack of personal jurisdiction.  On March 17, 2014, the Court dismissed Mr. Farkas from the action due to a lack of personal jurisdiction and dismissed Plaintiff’s Count V based on the existence of the Arbitration Clause contained in the Note. In the Court's letter decision issued on March 17, 2014, the Court granted Defendants' Motion to Dismiss the Complaint/Count V against Michael Farkas, and dismissed Count VI against CCGI.  Accordingly, the Court granted Plaintiff's Contempt Motion in part, and denied it in part, and scheduled a hearing on the contempt issue for May 13, 2014.  The hearing was canceled. On March 5, 2015, the parties reached a settlement requiring the Company to pay $10,000 on March 15, 2015 and $5,000 per month for the next eight months with no interest. Until such time as the debt by the Company, Synapse will retain a security interest of $40,000 in specified chargers. As of June 16, 2015, the Company had paid $30,000 in accordance with the terms of the settlement.

On or about December 6, 2013, the Company filed a Complaint against Tim Mason and Mariana Gerzanych in the U.S. District Court for the Southern District of New York, alleging claims for Breach of Contract, Fraud in the Inducement, Civil Conspiracy to Commit Fraud, Unjust Enrichment, and Breach of Fiduciary Duty.  These claims were in relation to the Company’s purchase of 350 Green, LLC, and the documents entered into (and allegedly breached by Gerzanych and Mason) related thereto.  The Defendants in this case were recently served with the court documents, and the Company intends to litigate this case vigorously. Each defendant filed for bankruptcy in January 2014 and as result a stay was granted preventing the case from moving forward. In April 2014, the defendants filed a complaint in the Bankruptcy Court alleging declaratory relief, breach of contract in the exchange agreement and the promissory note, claim and delivery, fraud in the inducement, unjust enrichment and objection to claim. CCGI moved to change venue to New York and moved to dismiss in California. Gerzanych and Mason have filed a motion to consolidate the New York action and the adversary complaint and tried before the Bankruptcy Court. On or about December 30, 2014 the Bankruptcy Court issued an order transferring all adversary preceedings and the California Complaint to the Southern District of New York. Pursuant to the Court’s order, the Company is planning on amending its complaint tin the New York action to add an additional count for declaratory relief. Defendants have moved to dismiss the Amended Complaint based on the release agreement between the parties.  The Company believes that the release was procured by fraud and is therefore invalid and is in the process of drafting response papers.  In the interim, the parties are currently attempting to negotiate a settlement.

On June 3, 2014, Manhattan Charging, Joseph Turquie (the Company's former Chief Marketing Officer), Jamie Turquie and Brian Valenza, former members of Beam, filed a complaint against the Company alleging various causes of action regarding compliance under certain agreements that governed the sale of Beam to the Company. On April 24, 2015, the parties reached a settlement whereby the Company will issue an aggregate of 100,000 fully vested common shares to the defendants, paid Mr. Turquie $25,000 and agreed to pay Mr. Turquie $50,000, payable at $5,000 per month, commencing on May 1, 2015 without interest of which $10,000 had been paid as of June 16, 2015. Messrs. Turquie and Valenza relinquished their anti-dilution benefit, as defined, see Note 11-Warrant Payable.

On September 17, 2014, the Company filed a lawsuit against three former consultants of the Company for failure to provide services to the Company in accordance with the terms of the consulting agreement. In accordance with the terms of the agreement, the consultants were to be compensated by the issuance of 550,000 restricted shares of the Company’s common stock. On August 20, 2014, the consultants contacted the Company’s stock transfer agent seeking to have the restricted legend removed from the stock certificates, however the Company did not authorize such removal due to the consultants failure to provide services in accordance with the consulting agreement. The Company was seeking the return of any certificates currently in the possession of the consultants or the proceeds from any sales of such shares to the extent the consultants had sold shares. The Company sought an injunction to stop the defendants from selling shares but was denied by the Court on November 19, 2014. On October 28, 2014, the defendants filed a counterclaim against the Company alleging various claims of wrongdoing. On April 28, 2015, the parties reached a settlement whereby the defendants will be able to retain $150,000 in gross proceeds from the sale of shares, as defined, from the 412,501 common shares of the Company’s common stock, currently in their possession and shall return any unsold shares to the Company or any gross proceeds from the sale of shares in excess of $150,000. No shares have been returned to the Company as of June 12, 2015. Additionally the defendants agreed to forgo the 137,499 unissued shares of Company common stock which were the subject of the counterclaim of the defendants. The Company also agreed to pay $12,500 of the defendant’s legal costs which have been paid as of June 16, 2015.

On January 20, 2015, the Official Committee of Unsecured Creditors (“Committee”) filed a motion to set aside Confirmation Order Pursuant to Bankruptcy Rule 9024 (“Order”) requesting that the Bankruptcy court set aside a prior order confirming a Plan of Reorganization (“Plan”), previously confirmed by the Court on December 31, 2014, to which a wholly owned subsidiary (“subsidiary”) of the Company was a party, due to the alleged failure by the subsidiary and the Company to perform certain obligations as required by the Order and alleged misrepresentations, non-disclosures and other alleged actions in relation thereto. On February 2, 2015, the Committee then initiated an adversary proceeding in the Bankruptcy Case and filed a complaint against the Company requesting the same relief and reserving all rights and remedies regarding civil causes of action or damages against the defendants. The matter was resolved between the parties in accordance with the amended terms.

350 Green, LLC

There have been five lawsuits filed by creditors of 350 Green regarding unpaid claims. These lawsuits relate solely to alleged pre-acquisition unpaid debts of 350 Green.  Also, there are other unpaid creditors, aside from those noted above, that claim to be owed certain amounts for pre-acquisition work done on behalf of 350 Green solely, that potentially could file lawsuits at some point in the future.

On August 8, 2014, 350 received a copy of a complaint filed by Sheetz, a former vendor of 350 Green alleging breach of contract an unjust enrichment. The complaint names 350 Green, 350 Holdings LLC and Car Charging Group, Inc. in separate breach of contract counts and names all three entities together in an unjust enrichment claim. CCGI and 350 Holdings will seek to be dismissed from the litigation, because, as the complaint is currently plead, there is no legal basis to hold CCGI or 350 Green liable for a contract to which they are not parties. The parties held a mediation conference on May 15, 2015 and the parties are in the process of negotiating a settlement.

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

We have experienced substantial operating losses since inception. As of September 30, 2014, we had an accumulated deficit of $60,944,253 which included net losses of $8,446,619 for the quarter ended September 30, 2014. In part due to these losses, our condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our losses have resulted principally from costs incurred in the development of our business and other operating expenses. We intend to continue to incur costs associated with growing our business which, together with expenses incurred for other general and administrative expenses, are expected to result in continuing operating losses for the foreseeable future. The amount of future losses and when, if ever, we will achieve profitability are uncertain. No assurance can be given that we will be successful and that the we will be able to achieve profitability or that profitability, if achieved, can be sustained.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 13, 2014, the Company issued a $200,000 note to an investor which is convertible into 400,000 shares of the Company’s common stock and 400,000 warrants at an exercise price of $1.05 per share. The note was due on January 14, 2015 with interest at 12% per annum. On February 20, 2015, the Company renegotiated the terms of the remaining unpaid $100,000 balance such that the due date extended to March 31, 2015. The investor received a five year warrant, which vests immediately, to purchase an additional 400,000 shares of the Company’s common stock at $1.00 per share. On May 1, 2015, the Company renegotiated the terms of the unpaid balance with the investor such that the unpaid balance accrued interest at the rate of 2% per month as of April 1, 2015 and the balance was due as of June 1, 2015. In consideration thereof, the Company, on April 1, 2015 issued the investor an a warrant to purchase an additional 50,000 common shares at $1.00 which expires on April 1, 2020. Additionally, the Company extended the expiration dates of warrants issued in October 2012 to purchase 150,000 shares of the Company’s common stock to the investor and its affiliates from October 2015 to October 2017.

In conjunction with the Securities Purchase Agreement of December 23, 2014, the Company issued the following to the Purchaser: (i) 60,000 shares of Series C Preferred Stock convertible into 8,571,429 shares of the Company’s common stock, par value $0.001, (the “Common Stock”); and (ii) warrants (the “Warrants”) to purchase an aggregate of 8,571,429 shares of Common Stock (the “Warrant Shares”) for an exercise price of $1.00 per share.

On December 28, 2014, the Company issued, to the Company’s CEO, a warrant to purchase 5,000 shares of the Company’s common stock at $0.40 per share. The warrants vest immediately and expire two years from date of issuance. The warrant was issued as a replacement of a warrant which had expired in accordance with the CEO’s employment contract.

During the period of October 16, 2014 through June 11, 2014 the Company issued 23,810 fully vested shares under its 2014 Omnibus Incentive Plan at $1.01 per share to two principals of a consulting firm to provide strategic financial services.

During the period of October 1, 2014 through June 11, 2015, the Company issued warrants to purchase 293,863 shares of the Company’s common stock to the former members of Beam at prices ranging from $0.33 to $1.05 per share.

During the period of October 1, 2014 through June 11, 2015, the Company issued 150,035 fully vested common shares of the Company’s common stock at the closing market price on the date of the respective meeting and options to purchase 90,000 shares of the Company’s common stock at exercise prices ranging from $0.33 to $0.53 per share to members of the Board of Directors for attendance of Board meetings held during this time.

On February 3, 2015, the Company issued 50,000 fully vested shares of the Company’s common stock to a consultant to advise the Company about corporate governance matters at a stated value of $1.00 per share.

On February 25, 2015, the Company entered into an agreement with the investors of the October 11, 2013 financing whereby the investors were issued warrants to purchase 3,336,734 shares of the Company’s common stock at $0.70 per share which vest immediately, expire in five years from date of issuance and contain anti-dilution provisions as defined. These additional warrants represent the additional warrants the investors would have received as a result of the December 23, 2014 financing had they not surrendered their anti-dilution protection during the quarter ended June 30, 2014. In conjunction therewith, the October 2013 investors surrendered 2,102,142 previously issued warrants as consideration for removal of derivative liability attributes from warrants issued in conjunction with the Company’s October 2013 financing. Additionally, the exercise price of all 19,761,714 warrants issued to the October 2013 and December 2013 investors was reduced to $0.70 per common share and contain anti-dilution protection, as defined.

On March 24, 2015, the Company entered into an employment agreement with Mr. Ira Feintuch to serve as the Company’s Chief Operating Officer for an initial three year term renewable annually unless written notice is provided 60 day prior to the renewal term. In consideration thereof, Mr. Feintuch is to receive an annual salary of $250,000 and shall participate in all benefit programs of the Company. In addition, Mr. Feintuch will receive 1,000,000 Series A Convertible Preferred shares, 1,500 Series C Convertible Preferred shares and 1,500,000 shares of common stock. These stock awards are payable 50% upon the signing of the employment agreement and 50%upon the one year anniversary of the employment agreement.

On April 10, 2015 the Company issued 51,586 fully vested common shares valued at $21,600 to its Chief Financial Officer as compensation for the period of November 2014 through April 2015 valued at $21,600.

On April 17, 2015, the Company issued 432,892 fully vested shares of its common stock to a consulting firm for services rendered by a financial consultant for the period of December 2014 through March 2015 and valued at $170,100 based on the terms of the consulting agreement as defined.

 As part of the litigation settlement, on April 24, 2015, with two former members of Beam were issued an aggregate of 100,000 fully vested shares of the Company’s common stock valued at $0.35 per share.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None

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

CAR CHARGING GROUP, INC.

	By:	/s/ Michael D. Farkas
Date: June 18, 2015		Michael D. Farkas
Chief Executive Officer
(Duly Authorized and Principal
Executive Officer)

Date: June 18, 2015	By:	/s/ Jack Zwick
Jack Zwick
Chief Financial Officer
(Duly Authorized and Principal
Financial and Accounting Officer)

