Form 10-K
period 2014-12-31
Car Charging Group, Inc.
filed 2015-12-08
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 333-149784

CAR CHARGING GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	03-0608147
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1691 Michigan Avenue, Suite 601
Miami Beach, Florida	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 521-0200

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014: $37,530,732.

As of December 2, 2015, the registrant had 79,620,730 common shares issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

Car Charging Group, Inc. (OTCQB: CCGI, “CarCharging” or “Company”) is the largest owner, operator, and provider of electric vehicle (EV) charging services. CarCharging offers both residential and commercial EV charging equipment, enabling EV drivers to easily recharge at various location types. Headquartered in Miami Beach, FL with offices in San Jose, CA, New York, NY, and Phoenix, AZ, CarCharging’s business model is designed to expand EV charging infrastructure available.

CarCharging owns the Blink Network, the software that operates, maintains, and tracks all of the Blink EV charging stations and the associated charging data.

CarCharging offers various options to commercial and residential property owners for EV charging services. In our comprehensive and turnkey business model, CarCharging owns and operates the EV charging equipment; manages the installation, maintenance, and related services; and shares a portion of the EV charging revenue with the property owner. Alternatively, property partners can share in the equipment and installation expenses with CarCharging operating and managing the EV charging stations and providing connectivity to the Blink Network. For properties interested in purchasing and owning EV charging stations, CarCharging can also provide EV charging hardware, site recommendations, connection to the Blink Network, and management and maintenance services.

CarCharging has strategic partnerships across multiple business sectors including multifamily residential and commercial properties, parking garages, shopping malls, retail parking, and municipalities. CarCharging’s partners include, but are not limited to Caltrans, City of Azusa, City of Chula Vista, City of Springfield, City of Tucson, Cracker Barrel, Federal Realty, Fred Meyer Stores, Inc., Fry's Food & Drug, Inc., IKEA, JBG Associates, LLC, Kroger Company and Ralphs Grocery Company.

Equipment and Network Utilized

CarCharging is committed to creating a robust, feature-rich network for EV charging. In addition to owning the Blink Network, CarCharging owns and operates EV charging equipment manufactured by Blink, ChargePoint, Eaton, General Electric, Nissan, and SemaCharge. CarCharging’s Level 2 charging stations are compatible with EVs sold in the United States including the Tesla Model S, Nissan LEAF, Chevy Volt, BMW i3 and i8, Mitsubishi i-Miev, Toyota Prius Plug-In, Honda Fit EV, and Toyota Rav4 EV. Through J1772 standard plug specification, our L2 chargers will be compatible with all new vehicles sold provided that they are using the J1772 standard plug. In addition, all new Tesla models will be compatible with the use of a driver supplied adapter.

In order to provide complete charging services to EV drivers, through its subsidiary, Blink, the Company also provides a residential EV charging solution, Blink HQ. Blink designs and sells its residential charging equipment for residences with a dedicated parking space. Residential EV charging equipment provides EV drivers with an additional charging option beyond public EV charging stations. For more information, please visit www.BlinkHQ.com.

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

We currently have approximately 5,000 public Level 2 charging units and 113 DC Fast Charging EV chargers in service on our network. Additionally, we currently have approximately 7,600 residential charging units on the Blink Network.

Sales

Our revenues are primarily derived from hardware sales, public EV charging services, government grants, state and federal rebates, and marketing incentives. EV charging fees are based either on an hourly rate, a per kilowatt-hour rate, or by session, and are calculated based on a variety of factors, including associated station costs and local electricity tariffs. We anticipate implementing charger occupancy fees and subscription plans for our Blink-owned public charging locations.

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

HISTORY

The Company was incorporated in October 2006 in Nevada under the name New Image Concepts, Inc. with the intention of providing personal consultation services to the general public. On December 7, 2009, we entered into a Share Exchange Agreement with Car Charging, Inc., a Delaware corporation (the “Share Exchange”). Following the Share Exchange we changed our name to Car Charging Group, Inc.

Corporate Structure

Car Charging Group, Inc. is the parent company of Car Charging, Inc., a Delaware corporation, which serves as the main operating company and is, in turn, the parent company of several distinct wholly-owned subsidiary operating companies including, but not limited to, eCharging Stations LLC, Blink Network LLC, Beam Charging LLC and EV Pass LLC. We determined that we are the primary beneficiary of 350 Green LLC (“350 Green”), and as such, 350 Green’s assets, liabilities and results of operations are included in the Company’s consolidated financial statements.

Industry Overview

A major impediment to EV adoptions has been the lack of EV charging infrastructure. We believe that a viable model for continued deployment of EV charging infrastructure continues to evolve as large government-funded EV charging equipment installation programs expire. Navigant Research forecasts that registered Plug-In EVs (PEVs) will grow by a factor of 12 to 3.5 million in 2025.

There is an increase in the variety of electric vehicles available at various price points from the major auto manufacturers. Most of the major manufacturers have already launched or announced plans to offer electric vehicle models. EV battery costs are also decreasing while driving ranges increase.

Subsequently, EV charging infrastructure will be necessary to support these drivers. Sales of EV Service Equipment (EVSE) in North America are also expected to grow from approximately 0.2 million units in 2014 to 7.4 million units for the ten-year period ended 2024. Major utility companies are also working on upgrading their infrastructure in order to prepare for mass consumption of electric by electric vehicles.

While many believe that most EV charging will be initially completed at home, the need for a robust, pervasive public EV charging infrastructure is required to eliminate range anxiety. Strategically placed public EV charging eliminates the need for drivers to go out of their way to recharge their car. Public car charging stations will be located in popular destination locations where drivers currently park, whether it be for 20 minutes at a local Walgreens, for a few hours while parking at work, or at home overnight, the recharging infrastructure will be more than sufficient for most EV drivers.

Competition

Competition in the EV charging industry is limited. CarCharging’s competitive advantages are our strategic partnerships with property owners/managers, and that we own and operate our EV charging stations as well as the Blink Network. Other EV service equipment manufacturers offer direct distribution or work with independent distributors, including:

●	ChargePoint manufactures EV charging equipment and operates the ChargePoint Network, but they do not own the stations on the network.

●	General Electric currently offers a Level 2 (220 Volt) Networked Charging Station and a Watt Station home charger.

●	NRG offers home and public charging with pay-as-you-go and subscription models. Their emphasis is on expanding their DC Fast Chargers.

Customers

CarCharging has strategic partnerships across multiple business sectors including multi-family residential and commercial properties, parking garages, shopping malls, retail parking, and municipalities. CarCharging’s partners include, but are not limited to Caltrans, City of Azusa, City of Chula Vista, City of Springfield, City of Tucson, Cracker Barrel, Federal Realty, Fred Meyer Stores, Inc., Fry's Food & Drug, Inc., IKEA, JBG Associates, LLC, Kroger Company and Ralphs Grocery Company. CarCharging is currently in the process of establishing contracts with Blink station hosts that previously had contracts with ECOtality, the former owner of the Blink related assets.

Sales and Marketing

When evaluating our future, we believe the most important consideration is the number of locations and parking spaces that our station hosts own and the potential for CarCharging to install charging stations at those properties. For example, we could contract with a parking garage owner or management company for a location that has 600 parking spaces. While we may only install one charging station initially, the location now represents 599 other potential charging locations that will yield future potential revenues necessary to support EV sales.

The expansion requires minimal capital to secure future charging stations in that location, and we will only install additional charging stations at the location as the market warrants. We continuously monitor the usage of the charging stations, and as necessary, we can increase the number of charging stations installed at each location.

We employ a direct sales team located throughout the United States, as well as a team of independent contractors that actively pursue and close deals.

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

Currently, the Company applies charging fees by the kilowatt-hour for its services in states that permit this policy and hourly and by session for its services in states that do not permit per kilowatt-hour pricing. California, Colorado, District of Columbia, Florida, Hawaii, Illinois, Maryland, Massachusetts, Minnesota, New York, Oregon, Pennsylvania, Utah, Virginia, and Washington have determined that companies that sell EV charging services to the public will not be regulated as utilities, therefore, allowing CarCharging to charge fees based on kilowatt usage. These individual state determinations are not binding on any other regulator or jurisdiction; however, they demonstrate a trend in the way states view the industry. Other jurisdictions are in the process of adopting such reforms.

Employees

We currently have 31 full-time and 3 part-time employees.

Intellectual Property

On March 29, 2012, the Company entered into an exclusive Patent License Agreement with Michael D. Farkas, our Chairman of the Board of Directors, and Balance Holdings, LLC whereby the Company agreed to pay 10% of the gross profits received by the Company from commercial sales and/or use of the filed utility patent applications for the following inventions:

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

The Company has not paid nor incurred any royalties to date under this Patent License Agreement.

Additionally, CarCharging, through a wholly-owned subsidiary owns all of the intellectual property listed on Exhibit 99.1.

Other Information

We maintain our principal offices at 1691 Michigan Avenue, Suite 601, Miami Beach, Florida, 33139. Our telephone number is (305) 521-0200. A Silicon Valley office was also established to house our marketing and sales departments and to provide improved support for west coast operations. Our San Jose office also houses the Company’s newly appointed CEO on a part time basis plus houses our VP of Engineering, and development team as a strategic location for continued visibility and recruitment from the largest EV market and technology hub, Silicon Valley. Our website is www.CarCharging.com; we can be contacted by email at info@CarCharging.com.

ITEM 1A. RISK FACTORS

The following risk factors are the most significant risk factors deemed by the Company, however, they are not the only risk factors affecting the Company.

Relating to Our Business

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUE AND IMPAIRMENT OF OUR LONG-LIVED ASSETS.

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

The Company has sustained operating and cash flow losses since inception through the year ended December 31, 2014 forming a basis for performing an impairment test of its electric charger fixed asset group in accordance with ASC 360-10-Impairment and Disposal of Long Lived Assets. The Company performed a recoverability test on these chargers and for the chargers which failed the test, measured and recorded an impairment charge as applicable. The key assumptions used in the estimates of projected cash flows utilized in both the test and measurement steps of the impairment analysis were projected revenues and related host payments. These forecasts were based on actual revenues for the eight months ended May 31, 2015 and take into account recent developments as well as the Company’s plans and intentions. Based upon the results of the discounted cash flow analysis, the Company recorded an impairment charge on certain chargers of $631,011 during the year ended December 31, 2014 representing the excess of net book value as of December 31, 2014 over the fair value of the related chargers.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS; THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONTAIN AN EXPLANATORY PARAGRAPH THAT EXPRESSES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake expansion or continue our marketing efforts and we would have to modify our business plans accordingly. The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2014 and for the year then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report states that, since we have incurred net losses since inception and we need to raise additional funds to meet our obligations and sustain our operations, there is substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters are described in footnote 2 to our audited financial statements as of December 31, 2014 and 2013 and for the years then ended, which are included following Item 15 (“Exhibits and Financial Statement Schedules”). Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON THE PERFORMANCE AND CONTINUED SERVICE OF OUR OFFICERS.

We are presently dependent to a great extent upon the experience, abilities and continued services of Michael Calise, Michael D. Farkas, Andy Kinard, Ira Feintuch and Jack Zwick, our management team. The loss of services of Mr. Calise, Mr. Farkas, Mr. Kinard, Mr. Feintuch or Mr. Zwick could have a material adverse effect on our business, financial condition or results of operation.

OUR FUTURE SUCCESS IS DEPENDENT, IN PART, ON OUR ABILITY TO ATTRACT HIGHLY QUALIFIED PERSONNEL.

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

OUR FUTURE SUCCESS IS DEPENDENT UPON THE FUTURE GENERATION OF A MARKET FOR OUR SERVICE.

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

Risks Associated with Our Common Stock

OUR PRIOR FAILURE TO PREPARE AND FILE TIMELY OUR PERIODIC REPORTS WITH THE SEC LIMITS US FROM ACCESSING THE PUBLIC MARKETS TO RAISE DEBT OR EQUITY CAPITAL. IN ADDITION, OUR COMMON STOCK IS NOT CURRENTLY RULE 144 ELIGIBILE AND WE ARE UNABLE TO FILE A REGISTRATION STATEMENT AS CONTEMPLATED UNDER THE TERMS OF A REGISTRATION RIGHTS AGREEMENT ENTERED INTO ON JULY 24, 2015 WITH EVENTIDE.

We have not filed Form 10-Qs for the quarters ended March 31, 2015, June 30, 2015 or September 30, 2015. Because we are not current in our reporting requirements with the SEC, we are limited in our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business. As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), our Common Stock is not eligible for resale under Rule 144 of the Securities Act. Accordingly, investors and holders of our common stock may not be able to sell their stock until we are current under the 1934 Act.

In addition, on July 24, 2015, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement with Eventide Gilead Fund (“Eventide”) whereby Eventide purchased shares of preferred stock and warrants in the Company and the Company agreed to file a Registration Statement within 120 calendar days following the Closing Date to register such shares and warrant shares. We cannot file a Registration Statement until we are current in our Exchange Act filings and therefore, may be subject to penalties from Eventide.

THE COMPANY HAS ONLY PROVIDED CONSOLIDATED AUDITED FINANCIAL STATEMENTS THAT INCLUDE THE ACCOUNTS OF CCGI AND ITS WHOLLY-OWNED SUBSIDIARIES, INCLUDING 350 GREEN LLC AND BLINK NETWORK LLC. THE SEC MAY DETERMINE THAT WE ARE REQUIRED TO PROVIDE TWO YEARS OF HISTORICAL FINANCIAL STATEMENTS FOR 350 GREEN LLC AND BLINK NETWORK LLC, AND MAY DEEM OUR FILINGS NOT CURRENT.

We have provided two years of consolidated post-acquisition financial statements for all of our subsidiaries, including 350 Green LLC and Blink Network LLC. However, we have not provided two years of historical (pre-acquisition) financial statements for 350 Green LLC and Blink Network LLC. The SEC may determine that because we have been unable to provide these financial statements, we are not current in our filings.  This would limit our access to the public markets to debt or equity capital. We would also be unable to file a Registration Statement on Form S-1. Additionally, our shares would not be Rule 144 eligible, and our investors and holders of our common stock would not be able to sell their stock until we are current again.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2014 our internal controls over financial reporting (“ICFR”) were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We do not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

4.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

5.	We have determined that oversight over our external financial reporting and internal control over our financial reporting by our audit committee is ineffective. The audit committee has not provided adequate review of the Company’s SEC’s filings and consolidated financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s consolidated financial statement.

We have taken steps to remediate some of the weaknesses described above, including by engaging a financing consultant with expertise in accounting for complex transactions. We intend to continue to address these weaknesses as resources permit.

OUR COMMON STOCK IS CURRENTLY QUOTED ONLY ON THE OTC PINK MARKETPLACE (“OTCPink”), WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTCPink. The OTCPink is a significantly more limited market than the New York Stock Exchange or the NASDAQ Stock Market. The quotation of our shares on the OTCPink may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

ITEM 2. PROPERTIES

The Company’s corporate headquarters are located in Miami Beach, Florida. The Company currently leases space located at 1691 Michigan Avenue, Suite 601, Miami Beach Florida 33139. On July 31, 2015, the lease agreement was amended such that the lease is for a term of 38 months beginning on August 1, 2015 and ending September 30, 2018. Additionally, the Company has a three-year lease for an office in San Jose, California beginning on April 1, 2012 and ending April 30, 2015. The lease was extended to April 30, 2016. The Company also has a five year sublease for office and warehouse space in Phoenix, Arizona beginning December 1, 2013 and ending November 30, 2018 and a one-year office sharing license for office space in New York, New York beginning January 16, 2014 and ending January 31, 2015. The Company currently leases the New York space on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

On November 27, 2013, the Synapse Sustainability Trust (“Synapse”) filed a complaint against the Company and Michael D. Farkas, the Company’s CEO, alleging various causes of action regarding compliance under certain agreements that governed the sale of Synapse’s assets to CCGI in the Supreme Court of the State of New York, County of Onondaga (the “Court”). On or about January 7, 2014, CCGI filed its Answer and Affirmative Defenses. CCGI moved to dismiss Count V, breach of contract, because the Note, as detailed in Note 11- Notes Payable, contains an arbitration clause. Further, Mr. Farkas has moved to dismiss the Complaint for lack of personal jurisdiction. On March 17, 2014, the Court dismissed Mr. Farkas from the action due to a lack of personal jurisdiction and dismissed Plaintiff’s Count V based on the existence of the Arbitration Clause contained in the Note. In the Court’s letter decision issued on March 17, 2014, the Court granted Defendants’ Motion to Dismiss the Complaint/Count V against Michael Farkas, and dismissed Count VI against CCGI. Accordingly, the Court granted Plaintiff’s Contempt Motion in part, and denied it in part, and scheduled a hearing on the contempt issue for May 13, 2014. The hearing was canceled. On March 5, 2015, the parties reached a settlement requiring the Company to pay $10,000 on March 15, 2015 and $5,000 per month for the next eight months with no interest. Until such time as the debt by the Company, Synapse will retain a security interest of $40,000 in specified chargers. As of December 7, 2015, the Company had paid $40,000.

On or about December 6, 2013, the Company filed a Complaint against Tim Mason and Mariana Gerzanych in the U.S. District Court for the Southern District of New York, alleging claims for Breach of Contract, Fraud in the Inducement, Civil Conspiracy to Commit Fraud, Unjust Enrichment, and Breach of Fiduciary Duty. These claims were in relation to the Company’s purchase of 350 Green and the documents entered into (and allegedly breached by Gerzanych and Mason) related thereto. The Defendants in this case were recently served with the court documents, and the Company intends to litigate this case vigorously. Each defendant filed for bankruptcy in January 2014 and as a result a stay was granted preventing the case from moving forward. In April 2014, the defendants filed a complaint in the Bankruptcy Court alleging declaratory relief, breach of contract in the exchange agreement and the promissory note, claim and delivery, fraud in the inducement, unjust enrichment and objection to claim. CCGI moved to change venue to New York and moved to dismiss in California. Gerzanych and Mason have filed a motion to consolidate the New York action and the adversary complaint and tried before the Bankruptcy Court. On or about December 30, 2014 the Bankruptcy Court issued an order transferring all adversary proceedings and the California Complaint to the Southern District of New York. Pursuant to the Court’s order, the Company amended its complaint in the New York action to add an additional count for declaratory relief. Defendants have moved to dismiss the Amended Complaint based on the release agreement between the parties. The Company believes that the release was procured by fraud and is therefore invalid and is in the process of drafting response papers. On August 21, 2015, the parties entered into a settlement agreement that was subsequently ratified by the Bankruptcy Court.

On September 17, 2014, the Company filed a lawsuit against three former consultants of the Company for failure to provide services to the Company in accordance with the terms of the consulting agreement. In accordance with the terms of the agreement, the consultants were to be compensated by the issuance of 550,000 restricted shares of the Company’s common stock. On August 20, 2014, the consultants contacted the Company’s stock transfer agent seeking to have the restricted legend removed from the stock certificates, however the Company did not authorize such removal due to the consultants’ failure to provide services in accordance with the consulting agreement. The Company was seeking the return of any certificates currently in the possession of the consultants or the proceeds from any sales of such shares to the extent the consultants had sold shares. The Company sought an injunction to stop the defendants from selling shares but was denied by the Court on November 19, 2014. On October 28, 2014, the defendants filed a counterclaim against the Company alleging various claims of wrongdoing. On April 28, 2015, the parties reached a settlement whereby the defendants will be able to retain $150,000 in gross proceeds from the sale of shares, as defined, from the 412,501 common shares of the Company’s common stock, currently in their possession and shall return any unsold shares to the Company or any gross proceeds from the sale of shares in excess of $150,000. No shares have been returned to the Company as of December 7, 2015. Additionally the defendants agreed to forgo the 137,499 unissued shares of Company common stock which were the subject of the counterclaim of the defendants. The Company also agreed to pay $12,500 of the defendant’s legal costs which has been paid in full as of December 7, 2015.

On January 20, 2015, the Ecotality Official Committee of Unsecured Creditors (“Committee”) filed a motion in the U.S. District Court for the Southern District of New York to set aside Confirmation Order Pursuant to Bankruptcy Rule 9024 (“Order”) requesting that the Bankruptcy court set aside a prior order confirming a Plan of Reorganization (“Plan”), previously confirmed by the Court on December 31, 2014, to which a wholly-owned subsidiary (“subsidiary”) of the Company was a party, due to the alleged failure by the subsidiary and the Company to perform certain obligations as required by the Order and alleged misrepresentations, non-disclosures and other alleged actions in relation thereto. On February 2, 2015, the Committee then initiated an adversary proceeding in the Bankruptcy Case and filed a complaint against the Company requesting the same relief and reserving all rights and remedies regarding civil causes of action or damages against the defendants. The matter has been resolved between the parties in accordance with amended terms as described in Note 17- Subsequent Events.

On July 28, 2015, the Company received a Notice of Arbitration stating ITT Cannon has a dispute with Blink for the manufacturing and purchase of 6,500 charging cables by Blink, who has not taken delivery or made payment to the contract price of $737,425. The Company refused delivery of the charging cables as they were of poor quality and were not manufactured to the specifications agreed upon. ITT Cannon also seeks cost of attorney’s fees as well as punitive damages. ITT Cannon has chosen the Honorable William F. McDonald Ret. as the arbitrator. The parties have agreed on a single arbitrator and are working to schedule the arbitration.

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

On August 7, 2014, 350 Green received a copy of a complaint filed by Sheetz, a former vendor of 350 Green alleging breach of contract and unjust enrichment of $112,500. The complaint names 350 Green, 350 Holdings LLC and CCGI in separate breach of contract counts and names all three entities together in an unjust enrichment claim. CCGI and 350 Holdings will seek to be dismissed from the litigation, because, as the complaint is currently plead, there is no legal basis to hold CCGI or 350 Green liable for a contract to which they are not parties. The parties held a mediation conference on May 15, 2015 and the parties have attempted to negotiate a settlement.

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. v. 350 Green, LLC.

General Litigation

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. The Company records legal costs associated with loss contingencies as incurred and has accrued for all probable and estimable settlements.

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

Quarter ended	High	Low

October 1, 2015 - December 3, 2015	$0.24	$0.16
September 30, 2015	$0.36	$0.21
June 30, 2015	$0.41	$0.25
March 31, 2015	$0.49	$0.31

December 31, 2014	$0.62	$0.28
September 30, 2014	$0.84	$0.43
June 30, 2014	$1.15	$0.76
March 31, 2014	$1.49	$0.75

December 31, 2013	$1.94	$0.71
September 30, 2013	$2.00	$1.07
June 30, 2013	$1.39	$1.05
March 31, 2013	$1.60	$1.13

Security Holders

As of December 2, 2015 there were approximately 214 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On November 30, 2012, the Board of the Company, as well as a majority of the Company’s shareholders, approved the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2012 Plan may be Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be Non-Qualified Stock Options. The 2012 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of Common Stock for which stock options or awards may be granted pursuant to the 2012 Plan is 5,000,000, adjusted as provided in Section 11 of the 2012 Plan. The 2012 Plan expired on December 1, 2014. As of December 31, 2014, 3,840,000 stock options had been issued and are outstanding to employees and consultants. All options vest ratably over three years from date of issuance, December 27, 2012, and expire in five years from date of issuance. The following table provides further information regarding the 2012 Plan.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,750,000	$1.48	-
Equity compensation plans not approved by security holders	-	$-	-

Total	3,750,000	$1.48	-

On January 11, 2013, the Board of the Company approved the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the Plan may be Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be Non-Qualified Stock Options. The 2013 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of Common Stock for which stock options or awards may be granted pursuant to the 2013 Plan is 5,000,000, adjusted as provided in Section 11 of the 2013 Plan. The 2013 Plan expires on December 1, 2015. The Plan was approved by a majority of the Company’s shareholders on February 13, 2013. As of December 31, 2014, 3,020,665 stock options and 1,373,621 shares of common stock had been issued and outstanding to employees and consultants of the Company. The vesting range of options is from immediately upon issuance to three years from date of issuance, and expire in five years from date of issuance. The following table provides further information regarding the 2013 Plan.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,020,665	$1.09	605,717
Equity compensation plans not approved by security holders	-	$-	-

Total	3,020,665	$1.09	605,717

On March 31, 2014, the Board of the Company approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2014 Plan may be Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be Non-Qualified Stock Options. The Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of Common Stock for which stock options or awards may be granted pursuant to the 2014 Plan is 5,000,000, adjusted as provided in Section 11 of the 2014 Plan. The 2014 Plan expires on December 1, 2016. The 2014 Plan was approved by a majority of the Company’s shareholders on April 17, 2014. As of December 31, 2014, 945,000 stock options and 1,399,990 shares of common stock had been issued and outstanding to employees and consultants of the Company. The vesting of options range is from immediately upon issuance to three years from the date of issuance, and expire in five years from the date of issuance. The following table provides further information regarding the 2014 Plan.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	920,000	$0.97	2,680,010
Equity compensation plans not approved by security holders	-	$-	-

Total	920,000	$0.97	2,680,010

Unregistered Sales of Equity Securities and Use of Proceeds

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

On December 23, 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”) for aggregate consideration of up to $6,000,000 (the “Aggregate Subscription Amount”). Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchasers: (i) 60,000 shares of Series C Convertible Preferred Stock convertible into 8,571,429 shares of the Company’s common stock, par value $0.001, (the “Common Stock”); and (ii) fully vested five-year warrants (the “Warrants”) to purchase an aggregate of 8,571,429 shares of Common Stock (the “Warrant Shares”) for an exercise price of $1.00 per share.

ITEM 6. SELECTED FINANCIAL DATA

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2014 and the fiscal year ended December 31, 2013 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Overview

Car Charging Group, Inc. (OTCPink: “CCGI”, “CarCharging” or “Company”) is the largest owner, operator, and provider of electric vehicle (EV) charging services. CarCharging offers both residential and commercial EV charging equipment, enabling EV drivers to easily recharge at numerous location types. Headquartered in Miami Beach, FL with offices in San Jose, CA, New York, NY, and Phoenix, AZ, CarCharging’s business model is designed to expand EV charging infrastructure available.

CarCharging owns the Blink Network, the software that operates, maintains, and tracks all of the Blink EV charging stations and the associated charging data.

CarCharging offers various options to commercial and residential property owners for EV charging services. In our comprehensive and turnkey business model, CarCharging owns and operates the EV charging equipment; manages the installation, maintenance, and related services; and shares a portion of the EV charging revenue with the property owner. Alternatively, property partners can share in the equipment and installation expenses with CarCharging operating and managing the EV charging stations and providing connectivity to the Blink Network. For properties interested in purchasing and owning EV charging stations, CarCharging can also provide EV charging hardware, site recommendations, connection to the Blink Network, and management and maintenance services.

Sales

Our revenues are primarily derived from hardware sales, public EV charging services, government grants, state and federal rebates, and marketing incentives. EV charging fees are based either on an hourly rate, a per kilowatt-hour rate, or by session, and are calculated based on a variety of factors, including associated station costs and local electricity tariffs. We anticipate implementing charger occupancy fees and subscription plans for our Blink-owned public charging locations.

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

Recent Developments

Private Placements

On December 23, 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”) for aggregate consideration of up to $6,000,000 (the “Aggregate Subscription Amount”). Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchasers: (i) 60,000 shares of Series C Convertible Preferred Stock convertible into 8,571,429 shares of the Company’s common stock, par value $0.001, (the “Common Stock”); and (ii) fully vested five-year warrants (the “Warrants”) to purchase an aggregate of 8,571,429 shares of Common Stock (the “Warrant Shares”) for an exercise price of $1.00 per share. Through December 7, 2015, the Company had received $5,000,000 associated with the Securities Purchase agreement (the initial $2,000,000 upon execution and an additional $3,000,000 related to the original Series C Convertible Preferred Stock in consideration of the formation of an Operations and Finance Committee (“OPFIN Committee”) to provide the Company with financial and operational direction, management and oversight with respect to the Company’s operating plan and fiscal year 2015 revised budget and to oversee progress).

On July 24, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Eventide Gilead Fund (the “Purchaser”) for the purchase of an aggregate of $830,000. Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchaser: (i) 9,223 shares of Series C Convertible Preferred Stock with a stated value of $100 per share, and (ii) warrants to purchase an aggregate of 1,318,889 shares of common stock for an exercise price of $1.00 per share.

On October 14, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Eventide Gilead Fund (the “Purchaser”) for the purchase of an aggregate of $1,100,000. Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchaser: (i) 18,333 shares of Series C Convertible Preferred Stock with a stated value of $100 per share, and (ii) warrants to purchase an aggregate of 2,618,997 shares of common stock for an exercise price of $1.00 per share.

Notes Payable

During the year ended December 31, 2014, the Company issued four notes to the Company’s former CEO totaling $135,000, due on the six month anniversary date of the respective note with interest at 8% per annum. As of December 7, 2015, the Company had repaid $65,000 of the principal amount.

On November 13, 2014, the Company issued a $200,000 note to an investor which is convertible into 400,000 shares of the Company’s common stock at $0.50 per share and 400,000 warrants at an exercise price of $1.05 per common share. The warrants vest immediately upon issuance and expire five years from date of issuance. As of December 7, 2015, the Company had repaid $150,000 of the principal amount.

On December 15, 2014, the Company issued a note to a company, for which the Company’s former CEO is the majority shareholder and an officer of the company, in the amount of $65,000, due on the six month anniversary date of the note with interest at 8% per annum. As of December 7, 2015, the Company had repaid the $65,000 principal amount.

Resignation of Chief Financial Officer

On December 7, 2015, Jack Zwick resigned as the Company’s Chief Financial Officer and as a Member of the Board of Directors, effective immediately. There is no disagreement between the Company and Mr. Zwick on any matter that caused his resignation. Michael Calise was appointed as the Company’s interim principal financial officer by the Board of Directors.

Results of Operations

Comparison of the years ended December 31, 2014 and December 31, 2013

Revenues

We have generated charging service revenue of $1,247,778 related to installed EV charging stations for the year ended December 31, 2014 as compared to $327,971 for the year ended December 31, 2013, an increase of $919,807 which is primarily as a result of the charging stations acquired in conjunction with the acquisition of Blink Network LLC and $186,933 associated with the Company’s participation in a program sponsored by Nissan North America to provide free electric charging to purchasers of Nissan Leafs in certain markets in the United States commencing in July 2014.

Grant revenue increased from $90,796 to $950,358. Grants, rebate and incentives, collectively “grant revenue” related to equipment and related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. Grant revenue for the year ended December 31, 2014 related to operating expenses is recognized as revenue when the expense is incurred.

Grant revenue was primarily derived from a California Energy Commission payment to the Company in 2014 of $763,698 of which $558,558 and $0 was recognized during the years ended December 31, 2014 and 2013, respectively, $81,550 of marketing incentives from Nissan North America (“Nissan”) associated with the sale of five fast chargers during 2014. Additionally, we recognized $192,699 in NYSERDA grant reimbursement during 2014 associated with installed chargers and periodic labor. We intend to vigorously seek additional grants, rebates, subsidies and equipment manufacturer incentives as a cost effective means of reducing our capital investment in the purchase and installation of charging stations.

Equipment sales increased from $47,636 to $565,057 during the year ended December 31, 2014. The increase was primarily due to sales of residential and commercial chargers. During the year ended December 31, 2014, we initiated a monthly network fee and a transaction fee to our hosts which totaled $28,451 for the year ended December 31, 2014. No such fees were in effect during the year ended December 31, 2013.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, electricity reimbursements and revenue share payments to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the year ended December 31, 2014 of $5,634,379 exceeded cost of revenues for the year ended December 31, 2013 of $3,286,672 primarily due to an inventory obsolescence charge of $1,437,553, the acquisition of Blink Network LLC during the fourth quarter of 2013, which resulted in increased electricity reimbursements, network fees and revenue share payments and the increase in the cost of chargers sold commensurate with the increase in charger sales.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense decreased by $2,779,524 from $11,025,966 for the year ended December 31, 2013 to $8,246,442 for the year ended December 31, 2014. The decrease was primarily attributable to the issuance of 5,633,335 warrants in 2013 to a Company owned by our former CEO valued at $5,634,045, partially offset by increased payroll costs in 2014 associated with the acquisitions of Beam and Blink.

Other operating expenses consist primarily of rent, travel and IT expenses. Other operating expenses decreased by $326,808 from $1,062,067 for the year ended December 31, 2013 to $735,259 for the year ended December 31, 2014. The decrease was primarily attributable a gain recognized during 2014 associated with other operating expenses.

General and administrative expenses decreased by $1,665,981 from $4,477,074 for the year ended December 31, 2013 to $2,811,093 for the year ended December 31, 2014. The decrease was primarily as a result of a reduction in stock and warrants issued to consultants of $3,069,499 offset by higher legal and professional and accounting fees of $700,588, higher amortization expense associated with higher government grant collections of $348,464, higher bad debt expenses of $123,289, higher credit card processing fees of $73,289 and overall general and administrative expenses of $219,028.

An increase in inducement expense of $858,118 in 2014 for the issuance of warrants to four shareholders of the Company who have agreed to provide financial support to the Company in the amount of $6,250,000 through 2014 and placement agents for securing such financing during the year ended December 31, 2014.

An increase in impairment charge to Goodwill in 2014 associated with the acquisition of 350 Green and its placement in a trust mortgage of $3,299,379 and in conjunction with the acquisition of Beam Charging of $1,601,882.

An impairment charge of $2,854,422 relating to:

●	the net book value of 304 electric chargers to be removed from a host’s locations, $333,974;

●	the net book value of chargers whose net book value at December 31, 2014 exceeded fair value by $631,011;

●	the net book value of chargers to which title passed to the respective hosts as a result of non-novation of United States Department of Energy grant of $1,591,115, and

●	The net book value of deployments in progress acquired in conjunction with 350 Green for which continuance was not deemed feasible $298,322.

An increase in inducement expense in 2014 associated with the issuance of warrants to a host to extend exclusive EV installation rights on its properties to the Company of $321,877.

A decrease in the loss of $17,565 on replacing deployed charging stations during the year ended December 31, 2014 due to malfunction.

A decrease in the impairment charge related to intangible assets acquired in 2013 of $70,524 during the year ended December 31, 2014.

$1,200,000 of impairment expense in 2014 associated with our acquisition of ECOtality estate.

Operating Loss

Our operating loss for the year ended December 31, 2014 increased by $4,439,624 from $20,049,394 for the year ended December 31, 2013 to $24,489,018 for the year ended December 31, 2014. The increase was primarily attributable to an increase in operating expenses of $4,417,158.

Other Income (Expense)

Other income/expense increased by $5,347,590 from other expense of $4,087,891 for the year ended December 31, 2013 to other income of $1,259,699 for the year ended December 31, 2014. The net increase in 2014 was attributable to:

●	A release from an obligation to the U.S. Department of Energy (“DOE”) associated with DC fast chargers in the amount of $482,611.

●	A $36,789 gain sustained by issuing shares of common stock and cash in settlement of an account payable, as opposed to a loss of $47,856 sustained in 2013 by issuing shares of common stock in settlement of an account payable and convertible notes payable.

●	An inducement expense of $382,753 in 2014 associated with the issuance additional warrants and warrant units issued to five investors and one placement agent in conjunction with the sales of shares or our common stock during the fourth quarter who opted to extinguish the derivative liability feature of the warrants and warrant units.

●	A gain in 2014 from the change in fair value of warrant liabilities of $3,935,337 associated with warrants and warrant units issued to investors and placement agents in conjunction with sale of shares of our common stock as opposed to a gain of $1,794,693 from the change in fair value of derivative liabilities related to the warrants and warrant units for the year ended December 31, 2013.

●	An increase in interest expense of $161,107 in 2014 as a result of the accrued interest associated with the registration rights penalty associated with the sale of shares of the Company’s common stock during the quarter ended December 31, 2013 and the 20% premium for the Company’s subsequent election to pay the interest in shares of the Company’s Series C Convertible Preferred Stock.

●	A debt conversion expense of $687,286 in 2013 as result of the fair value of the conversion of notes payable into common stock and warrants on conversion terms more favorable than the fair value of the conversion terms when the notes were initially issued in 2013 for which there was no transactions of this kind in 2014.

●	An increase in the registration rights penalty of $807,188 as a result of the Company’s subsequent election to pay the penalty in shares of the Company’s Series C Convertible Preferred Stock.

●	An increase in public information penalty of $711,517 as a result the Company’s non-compliance with Rule 144(c)(1) relating to the Stock Purchase Agreements of October 11, 2013 and December 9, 2013.

●	An expense incurred during the year ended December 31, 2013 of $3,420,000 by the issuance of 2,000,000 shares of our common stock in settlement of a financing agreement.

●	An increase in inducement expense of $858,118 in 2014 for the issuance of warrants to four shareholders of the Company who have agreed to provide financial support to the Company in the amount of $6,250,000 through 2014 and placement agents for securing such financing during the year ended December 31, 2014.

●	An increase in preferred stock issuance costs in 2014 associated with costs incurred related to the issuance of our Series C Convertible Preferred Stock of $71,808.

Net Loss

Our net loss for the year ended December 31, 2014 decreased by $907,966 to $23,229,319 as compared to $24,137,285 for the year ended December 31, 2013. The decrease was primarily attributable to an increase in other income of $5,347,590, partially offset by an increase in operating expenses of $4,417,158. Our net loss attributable to common shareholders for the year ended December 31, 2014 decreased by $4,250,298 from $26,969,115 to $22,718,817 for the aforementioned reasons and for the deemed dividend of $2,831,830 attributable to the fair value of the conversion terms of Series B Preferred shares into common shares and warrants on terms more favorable than the fair value of the initial conversion terms by which the Series B shares were initially issued during the year ended December 31, 2013 offset by a dividend payable to Series C Convertible Preferred shareholders of $20,800.

Liquidity and Capital Resources

During 2014, we financed our activities from sales of our capital stock. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the year ended December 31, 2014 and 2013, we used cash of $7,036,321 and $3,789,542 from operations respectively. Our cash use for 2014 was primarily attributable to our net loss of $23,229,319, adjusted for net non-cash expenses in the aggregate amount of $14,276,711 partially offset by $1,916,287 of net cash provided by changes in the levels of operating assets and liabilities. During the year ended December 31, 2014, cash used for investing was $830,113 of which $460,798 was for purchases of electric vehicle charging stations, $162,150 for network software, $137,165 for the purchase of an automobile and an initial investment in the Estate of Ecotality of $70,000 which was completed in April 2015. Net cash outflows for investing activities were $4,629,988 for the year ended December 31, 2013 which were primarily for capital expenditures and the cash paid for acquisitions net of the cash acquired of $3,325,607. Cash provided by financing activities for the year ended December 31, 2014 was $1,656,157 of which $1,470,000 was from the sale of 60 shares of Series C Convertible Preferred Stock net of issuance costs, the sale of $400,000 of notes and convertible notes payable and the repayment of notes payable of $213,843. Cash flows provided by financing activities for the year ended December 31, 2013 totaling $16,243,453 primarily include the net proceeds of $17,265,509 from the sale of shares of our common stock, proceeds of $442,000 from the issuance of notes payable offset by the payment of convertible notes and notes payable totaling $1,464,056.

Through December 31, 2014, the Company has incurred an accumulated deficit since inception of $64,738,131. At December 31, 2014, the Company had a cash balance of $1,627,062. The Company has incurred additional losses subsequent to December 31, 2014. The Company implemented cost reduction measures in December 2014 to reduce employee headcount and other operating expenditures.

On December 23, 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchaser(s)”) for aggregate consideration of up to $6,000,000 (the “Aggregate Subscription Amount”). Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchaser: (i) 60,000 shares of Series C Convertible Preferred Stock convertible into 8,571,429 shares of the Company’s common stock, par value $0.001, (the “Common Stock”); and (ii) fully vested five-year warrants (the “Warrants”) to purchase an aggregate of 8,571,429 shares of Common Stock (the “Warrant Shares”) for an exercise price of $1.00 per share. Through December 7, 2015, the Company had received $5,000,000 associated with the Securities Purchase agreement (the initial $2,000,000 upon execution and an additional $3,000,000 related to the original Series C Convertible Preferred Stock in consideration of the formation of an Operations and Finance Committee (“OPFIN Committee”) to provide the Company with financial and operational direction, management and oversight with respect to the Company’s operating plan and fiscal year 2015 revised budget and to oversee progress).

At December 7, 2015, the Company had a cash balance of approximately $193,000. The funds are intended to be used primarily for operating expenses and working capital. The Company is currently funding its cash requirements on a month-to-month basis.

The Company expects that through the next 12 months from the date of this filing, it will require external funding to sustain operations and to follow through on the execution of its business plan. There can be no assurance that the Company’s plans will materialize and/or that the Company will be successful in its efforts to obtain the funding to cover working capital shortfalls. Given these conditions, there is substantial doubt about the Company’s ability to continue as a going concern and its future is contingent upon its ability to secure the levels of debt or equity capital it needs to meet its cash requirements. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which the Company operates and the current capital raising environment.

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

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should it be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

a. Impairment of Long Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets by monitoring current selling prices of car charging units in the open market, the adoption rate of various auto manufacturers in the EV market and projected car charging utilization at various public car charging stations throughout its network in determining fair value. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

b. Derivative instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Binomial Lattice Model was used to estimate the fair value of the warrants and conversion options that are classified as derivative liabilities. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or conversion options.

Conversion options are recorded as a discount to the host instrument and are amortized as interest expense over the life of the underlying instrument.

c. Fair value of financial instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair values due to the short-term nature of these instruments. The carrying amount of the Company’s notes payable approximates fair value because the effective yields on these obligations, which include contractual interest rates, taken together with other features such as concurrent issuance of warrants, are comparable to rates of returns for instruments of similar credit risk.

d. Revenue recognition

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

For arrangements with multiple elements, which is comprised of (1) a charging unit, (2) installation of the charging unit, (3) maintenance and (4) network fees, revenue is recognized dependent upon whether vendor specific objective evidence (“VSOE”) of fair value exists for separating each of the elements. We determined that VSOE exists for both the delivered and undelivered elements of our multiple-element arrangements. We limit our assessment of fair value to either (a) the price charged when the same element is sold separately or (b) the price established by management having the relevant authority.

e. Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is measured on the grant date and re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Awards granted to non-employee directors for their service as a director are treated on the same basis as awards granted to employees. The Company computes the fair value of equity-classified warrants and options granted using the Black-Scholes option pricing model.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, “Compensation - Stock Compensation” as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not anticipate that the adoption of ASU 2014-12 will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to early adopt ASU 2014-15. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 2 – Going Concern and Management’s Plans.

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity,” (“ASU 2014-16”). ASU 2014-16 provides clarification on how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, ASU 2014-16 clarifies that an entity should consider all relevant terms and features in evaluating the host contract and that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. ASU 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the year for which the amendments are effective. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2014-16 will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 amends the existing guidance to require that inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015–11 on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Annual Report following Item 15 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

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

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2014 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2014 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We do not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

4.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

5.	We have determined that oversight over our external financial reporting and internal control over our financial reporting by our audit committee is ineffective. The audit committee has not provided adequate review of the Company’s SEC’s filings and consolidated financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s consolidated financial statement.

We have taken steps to remediate some of the weaknesses described above, including by engaging a financing consultant with expertise in accounting for complex transactions. We intend to continue to address these weaknesses as resources permit.

Notwithstanding the assessment that our ICFR was not effective and that there are material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting has not changed during the fiscal quarter covered by this Annual Report on Form 10-K. In addition, we identified material weaknesses related to our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 7, 2015, Jack Zwick resigned as the Company’s Chief Financial Officer and as a Member of the Board of Directors, effective immediately. There is no disagreement between the Company and Mr. Zwick on any matter that caused his resignation. Michael Calise was appointed as the Company’s interim principal financial officer by the Board of Directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors, executive officers and key employees are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Age	Principal Positions With Us
Michael D. Farkas (1)	43	Executive Chairman of Board of Directors, Chief Visionary Officer
Andy Kinard	50	President, Director
Michael J. Calise (2)	54	Chief Executive Officer
Jack Zwick (6)	79	Chief Financial Officer, Director
Ira Feintuch (3)	44	Chief Operating Officer
Andrew Shapiro (4)	47	Director
Donald Engel (5)	83	Director

(1)	Effective as of January 1, 2015, Mr. Michael D. Farkas was authorized, approved and ratified to serve as Executive Chairman of the Board of Directors and Chief Visionary Officer.

(2)	At the Board of Directors meeting of July 29, 2015, Mr. Michael J. Calise was authorized, approved and ratified to serve as Chief Executive Officer. Effective December 7, 2015, Michael Calise was appointed as the Company’s interim principal financial officer by the Board of Directors.

(3)	At the Board of Directors meeting of March 24, 2015, Mr. Ira Feintuch was authorized, approved and ratified to serve as Chief Operating Officer

(4)	At the Board of Directors meeting of April 17, 2014, Mr. Andrew Shapiro was authorized, approved and ratified to serve as a member of the Board of Directors.

(5)	At the Board of Directors meeting of July 30, 2014, Mr. Donald Engel was authorized, approved and ratified to serve as a member of the Board of Directors.

(6)	On December 7, 2015, Jack Zwick resigned as the Company’s Chief Financial Officer and as a Member of the Board of Directors, effective immediately. There is no disagreement between the Company and Mr. Zwick on any matter that caused his resignation.

Set forth below is a brief description of the background and business experience of our directors and executive officers for the past five years.

Michael D. Farkas, Executive Chairman of Board of Directors, Chief Visionary Officer

Mr. Farkas has served as our Chief Executive Officer and as a Member of our Board of Directors since 2010 and is currently Executive Chairman. Mr. Farkas is the founder and manager of The Farkas Group, a privately held investment firm. Mr. Farkas also currently holds the position of Chairman and Chief Executive Officer of the Atlas Group, where its subsidiary, Atlas Capital Services, a broker-dealer, has successfully raised capital for a number of public and private clients until it withdrew its FINRA registration in 2007. Over the last 20 years, Mr. Farkas has established a successful track record as a principal investor across a variety of industries, including telecommunications, technology, aerospace and defense, agriculture, and automotive retail.

Based on his work experience and education, the Company has deemed Mr. Farkas fit to serve on the Board.

Andy Kinard, President, Director

Mr. Kinard has served as our President and as a Member of our Board of Directors since 2009. Prior to his joining the Company Mr. Kinard sold electric vehicles in Florida for Foreign Affairs Auto from 2007 to 2009. From 2004 through 2005, he marketed renewable energy in Florida and was a Guest Speaker at the World Energy Congress. His first employer was Florida Power & Light (“FPL”) where he worked for 15 years. In his early years, his focus was on engineering. During his tenure, he performed energy analysis for large commercial accounts, and ultimately became a Certified Energy Manager. Simultaneously, Mr. Kinard was assigned to FPL’s electric vehicle program. FPL had their own fleet of electric vehicles that they used to promote the technology. He also served on the Board of Directors of the South Florida Manufacturing Association for 4 years. He has City, County, and State contacts throughout Florida, and has attended every car show and green fair in the State. Mr. Kinard graduated from the Auburn University in 1987 with a degree in Engineering.

Based on his work experience and education, the Company has deemed Mr. Kinard fit to serve on the Board.

Michael J. Calise, Chief Executive Officer

Mr. Calise was previously the Head of North America Electric Vehicle Solutions at Schneider Electric, a world leader in energy management and energy efficiency. While at Schneider, Mr. Calise was responsible for the electric vehicle strategy, product, and services, and took the business from its infancy to one of the top contenders in the electric vehicle solutions industry. Prior to Schneider Electric, Mr. Calise was the founder and principal of EVadvise, an independent advisory firm focused on mass scale electric vehicle infrastructure. While there he helped develop the EV Charging infrastructure technology plan for Marin Transportation Authority’s (MTA) county-wide charger deployment. Prior to EVadvise, Mr. Calise held various executive positions as president, GM and EVP. Mr. Calise received a Bachelor of Science Degree in Electrical Engineering from the University of Buffalo in New York, and is a member of the IEEE, California Clean Cars, Cleantech.org, Plug In America and the Electric Auto Association (EAA), and former board member of the Electric Drive Transportation Association (EDTA) and the BACC EV Strategic Council.

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

Mr. Zwick holds a Bachelor of Arts degree in Accountancy and a Masters of Science in Taxation from Wayne State University. He is a member of the American Institute of Certified Public Accountants; the Michigan Association of Certified Public Accountants; and past Chair of the City of Southfield Zoning Board of Appeal. He was a member of Wayne State University’s Accounting Department Advisory Board. He was a member of the Board of Directors of Health-Chem Corporation, (a public company). He has served on the Executive Committee of senior citizens housing projects and their food committees and served on the board of a private school.

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

Ira Feintuch, Chief Operating Officer

Mr. Feintuch, age 44, commenced employment with the Company in 2009, and was appointed Chief Operating Officer on March 24, 2015. In his more than five years with the Company, Mr. Feintuch has served as Vice President of Operations. In this capacity, Mr. Feintuch has been responsible for the purchasing, installation, and maintenance of EV charging equipment, the selection and management of third-party electricians and service professionals for the Company and its subsidiaries, as well as developing strategic partnerships and collaborative relationships for the Company.

Andrew Shapiro, Director.

Mr. Shapiro founded and currently leads Broadscale Group, a new model of investment firm working with leading energy corporations to invest in and commercialize the industry’s most promising market-ready innovations. Prior to Broadscale, Mr. Shapiro founded GreenOrder, a strategic advisory firm that worked with more than 100 enterprises to create energy and environmental innovation as a competitive advantage. In this capacity, Mr. Shapiro and his team worked with General Electric’s leadership on the creation and execution of its multi-billion dollar “ecomagination” initiative, provided strategic counsel to General Motors on the launch of the Chevrolet Volt, and served as the green advisor for 7 World Trade Center, New York City’s first LEED-certified office tower. GreenOrder’s client list included Alcan, Allianz, Bloomberg, BP, Bunge, Citi, Coca-Cola, Dell, Disney, Duke Energy, DuPont, eBay, Hines, HP, JPMorganChase, KKR, McDonald’s, Morgan Stanley, NASDAQ OMX, National Grid, NBC Universal, NRG, Office Depot, Pfizer, Polo Ralph Lauren, Simon Property Group, Staples, Target, Tishman Speyer, TXU, and Waste Management. Mr. Shapiro and GreenOrder also co-founded the US Partnership for Renewable Energy Finance (US PREF), and created GO Ventures, a subsidiary to incubate and invest in environmentally innovative businesses, which cofounded and financed California Bioenergy, Class Green Capital, and GreenYour.com. Mr. Shapiro also led the sale of GreenYour.com to Recyclebank and joined Recyclebank’s Sustainability Advisory Council.

Based on his work experience and education, the Company has deemed Mr. Shapiro fit to serve on the Board.

Donald Engel

Mr. Engel served as Managing Director and consultant at Drexel Burnham Lambert for 15 years. Mr. Engel managed and developed new business relationships and represented clients such as Warner Communications and KKR & Co., L.P. Mr. Engel also served as a consultant to Bear Stearns and as a Director of such companies as Revlon, Uniroyal Chemical, Levitz, Banner Industries, Savannah Pulp & Paper, and APL Corp. In the last decade, Mr. Engel consulted to Morgan Joseph TriArtisan.

Based on his work experience, previous directorships and education, the Company has deemed Mr. Engel fit to serve on the Board.

Family Relationships

There are no family relationships between any of the officers or directors of the Company.

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

Code of Ethics

Our code of ethics creates an affirmative obligation on the part of the CEO, CFO and any members of the finance department to, among other things, generally act with honesty and integrity and to promptly report any violations of law or business ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2014 and 2013 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

SUMMARY COMPENSATION TABLE

Name and				Stock	Option	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total

Andy Kinard,	2014	$83,000	$-	$9,000	$109,142	$25,023	$226,165
President	2013	$87,250	$-	$-	$9,859	$-	$97,109

Michael D. Farkas,	2014	$435,000	$-	$9,000	$199,783	$88,578	$732,361
Chief Executive Officer (1)	2013	$435,000	$15,000	$-	$5,634,045	$24,130	$6,108,175

Jack Zwick	2014	$-	$-	$9,000	$189,147	$46,100	$244,247
Chief Financial Officer	2013	$-	$-	$-	$-	$15,000	$15,000

(1)	Mr. Farkas resigned as Chief Executive Officer on July 29, 2015.

Compensation

Of the salary earned in 2014 by Mr. Farkas, $110,000 was unpaid as of December 31, 2014. Subsequent to December 31, 2014, the Company issued 1,100 shares of Series C Convertible Preferred Stock in satisfaction of the obligation.

Stock Awards

Messrs. Kinard, Farkas and Zwick were each awarded 20,520 shares of common stock for serving on the Board of Directors each valued on the date of grant at $9,000 in accordance with FASB ASC Topic 718.

Option Grants

Messrs. Kinard, Zwick and Farkas were awarded 82,000, 200,000 and 210,000 options, respectively, under the Company’s 2013 Omnibus Plan and valued on the date of grant at $59,211, $144,416 and $149,852, respectively, in accordance with FASB ASC Topic 718 in 2014. In 2013, Mr. Kinard was issued 10,000 options under the Company’s 2013 Omnibus Plan valued at $9,859 to replace options which had expired. Messrs. Kinard, Farkas and Zwicks were awarded 55,000, 55,000 and 50,000 options, respectively, for serving on the Board of Directors and valued on the date of grant at $49,931, $49,931 and $44,731, respectively, in accordance with FASB ASC Topic 718 in 2014.

No options were exercised during the years ended December 31, 2014 or 2013.

Warrant Grants

No warrants were exercised during 2014 and 2013. During 2014, Mr. Farkas was awarded warrants to purchase 5,000 shares of the Company’s common stock which vest immediately and valued at $568 in accordance with FASB ASC Topic 718. The warrants were issued to replace warrants which had expired. During 2013, The Farkas Group, Inc., a company which is owned by Mr. Farkas and is a shareholder of our Company, was awarded warrants to purchase 5,633,335 shares of the Company’s common stock which vested immediately and were valued at $5,634,045 in accordance with FASB ASC Topic 718. The warrants were issued to replace warrants which had expired.

Other Compensation

Mr. Kinard received $11,523 of Company paid health insurance benefit in calendar year 2014; he received no health insurance benefit in calendar year 2013.

Mr. Farkas received an auto allowance of $19,500 and $18,000 for calendar years 2014 and 2013, respectively, and Company paid health insurance benefit of $15,328 for calendar year 2014, health insurance reimbursement in 2013 of $7,630 and commissions of $40,250 during 2014.

Mr. Zwick received a stipend of $34,100 for the year ended December 31, 2014 and $1,000 per month for the year ended December 31, 2013.

Messrs. Kinard, Farkas and Zwick earned $13,500, $13,500 and $12,000, respectively, in cash fees for serving on the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2014 to the Named Executive Officers:

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Andy Kinard	200,000	100,000	(1)		$1.46	12/27/2017	-	$-	-	$-

Andy Kinard	-	5,000	(2)	-	$1.01	4/17/2019	-	$-	-	$-

Andy Kinard	-	82,000	(3)		$1.00	5/14/2019	-	$-	-	$-

Andy Kinard	-	5,000	(4)	-	$0.95	6/6/2019	-	$-	-	$-

Andy Kinard	-	5,000	(5)		$0.54	8/21/2019	-	$-	-	$-

Andy Kinard	-	5,000	(6)		$0.53	10/21/2019	-	$-	-	$-

Andy Kinard	-	5,000	(7)		$0.53	12/17/2019	-	$-	-	$-

Michael D. Farkas	500,000	250,000	(1)	-	$1.61	12/27/2017	-	$-	-	$-

Michael D. Farkas	5,000	-		-	$1.31	6/28/2018	-	$-	-	$-

Michael D. Farkas	-	5,000	(8)	-	$1.22	8/27/2018	-	$-	-	$-

Michael D. Farkas	-	5,000	(9)	-	$1.19	9/26/2018	-	$-	-	$-

Michael D. Farkas	-	10,000	(10)	-	$1.06	10/4/2018	-	$-	-	$-

Michael D. Farkas	-	5,000	(11)	-	$0.90	10/10/2018	-	$-	-	$-

Michael D. Farkas	-	5,000	(12)	-	$1.56	11/14/2018	-	$-	-	$-

Michael D. Farkas	-	5,000	(2)	-	$1.01	4/17/2019	-	$-	-	$-

Michael D. Farkas	-	210,000	(13)	-	$1.05	5/17/2019	-	$-	-	$-

Michael D. Farkas	-	5,000	(4)	-	$0.95	6/6/2019	-	$-	-	$-

Michael D. Farkas	-	5,000	(5)	-	$0.54	8/21/2019	-	$-	-	$-

Michael D. Farkas	-	5,000	(6)	-	$0.53	10/21/2019	-	$-	-	$-

Michael D. Farkas	-	5,000	(7)	-	$0.53	12/17/2019	-	$-	-	$-

Jack Zwick	-	200,000	(14)		$1.00	5/14/2019	-	$-	-	$-

(1)	Option is exercisable effective as of December 27, 2015.

(2)	Option is exercisable effective as of April 17, 2016.

(3)	Option is exercisable to the extent of 27,333, 27,333 and 27,334 shares effective as of May 14, 2015, May 14, 2016 and May 14, 2017, respectively.

(4)	Option is exercisable effective as of June 6, 2016.

(5)	Option is exercisable effective as of August 21, 2016.

(6)	Option is exercisable effective as of October 21, 2016.

(7)	Option is exercisable effective as of December 21, 2016.

(8)	Option is exercisable effective as of August 27, 2015.

(9)	Option is exercisable effective as of September 26, 2015.

(10)	Option is exercisable effective as of October 4, 2015.

(11)	Option is exercisable effective as of October 10, 2015.

(12)	Option is exercisable effective as of November 14, 2015.

(13)	Option is exercisable to the extent of 70,000 shares effective as of each of May 14, 2015, May 14, 2016 and May 14, 2017,

(14)	Option is exercisable to the extent of 66,666, 66,666 and 66,667 shares effective as of May 14, 2015, May 14, 2016 and May 14, 2017, respectively.

Employment Agreements

The Company entered into an employment agreement with Michael D. Farkas on October 15, 2010. The agreement is for three years and stipulates a base salary of $120,000 in year one, $240,000 in year two and $360,000 in year three. The agreement also included a signing bonus of $60,000 upon commencement of the agreement. At the Board of Directors meeting of April 17, 2014, the Board resolved to enter into three year contract with Mr. Farkas, whereby Mr. Farkas will receive a monthly salary of $40,000 with an increase to $50,000 per month in the event the Company becomes listed on NASDAQ or NYSE. All other aspects of his 2010 contract shall remain the same. On December 23, 2014, in connection with the closing and as a condition to the closing of the Securities Purchase Agreement, Mr. Farkas’ employment agreement was amended such that for such time as any of the Aggregate Subscription Amount is still held in escrow, Mr. Farkas shall receive Twenty Thousand Dollars ($20,000) in cash and the remaining amount of his compensation: (i) shall be deferred; and (ii) must be determined by the compensation committee of the Company’s Board of Directors to be fair and equitable. Additionally, beginning on the date that the Aggregate Subscription Amount is released from escrow and continuing for so long as the Series C Convertible Preferred Stock remain issued and outstanding, Mr. Farkas’ salary shall only be paid in cash if doing so would not put the Company in a negative operating cash flow position

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board has the authority to fix the compensation of directors.

The Company entered into a director agreement (the “Richardson Agreement”) with Governor Richardson. Pursuant to the Richardson Agreement, Governor Richardson will fulfill general duties associated with being Chairman of the Board. For every board meeting he attends, Governor Richardson will receive five-year options to purchase 5,000 shares at an exercise price equal to the then-current market price, which will vest two years following the grant date, and $1,500, which can be paid in shares at a value of $3,000 at the Company’s discretion. Additionally, Governor Richardson will receive $100,000 annually for being Chairman of the Board. Upon the execution of the Richardson Agreement, Governor Richardson received 200,000 shares and five-year options to purchase 10,000 shares at an exercise price of $1.00, which will vest two years following the grant date. Effective January 1, 2015, with the appointment by the Board of Directors of Michael D. Farkas as Chairman of the Board of Directors, Governor Bill Richardson will remain a member of our Board of Directors and has agreed to revise his compensation package so that he will be compensated solely for his attendance at meetings of the Board. His compensation for each meeting shall include: (i) 5,000 options to purchase shares of our Common Stock at an exercise price equal to $0.01 above the closing price of our Common Stock on the date of the Board meeting; and (ii) a cash payment of $1,500 or, at the Company’s option, $3,000 worth of Common Stock based on the closing price of our Common Stock on the date of the Board meeting. On September 17, 2015, Governor Bill Richardson resigned from the Board of Directors and the Richardson Agreement was terminated.

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

On July 30, 2014, the Board of Directors of Car Charging Group, Inc. (the “Company”) appointed Donald Engel to the Board of Directors (the “Board”) to fill a vacancy on the Board of Directors. It has been determined by the Company that Mr. Engel is an independent member of the Board pursuant to the required standards set forth in Rule 10A-3(b) of the Securities Exchange Act of 1934, as amended. In connection with his appointment, the Company and Mr. Engel entered into a Director Agreement whereby the Company agreed to issue Mr. Engel an option to purchase 300,000 shares of common stock at an exercise price of $1.00 per share. Additionally, for each Board meeting that Mr. Engel attends he will receive compensation of: (i) an option to purchase 5,000 shares of common stock at an exercise price of $1.00 per share; and (ii) at the Company’s option, either (a) $1,500 cash or such number of shares of common stock that equal $3,000 as of the date of such Board meeting.

The following table provides information for 2014 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2014. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

	Fees Earned or	Stock	Option	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Total
Governor Richardson (1)	$1,500	$9,000	$5,658	$100,000	$110,158
William Fields (2)	-	-	-	-	-
Eckhardt Beck (3)	-	-	-	-	-
Andrew Shapiro (4)	1,500	9,000	322,617	75,000	408,117
Donald Engel (5)	-	9,000	65,738	-	74,738
Total	$3,000	$21,000	$394,013	$175,000	$593,013

(1)	Governor Richardson was appointed as a Director on December 14, 2012 and resigned his directorship on September 17, 2015.

(2)	Mr. Fields was appointed as a Director on January 11, 2013 and the Board of Directors accepted Mr. Fields’ resignation letter of January 3, 2014 on April 17, 2014.

(3)	Mr. Beck was appointed as a Director on April 3, 2013 and resigned his directorship on October 10, 2013.

(4)	Mr. Shapiro was appointed as a Director on April 17, 2014.

(5)	Mr. Engel was appointed as a Director on July 30, 2014

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of December 2, 2015, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of December 2, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of December 2, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

				Amount and Nature
	Amount and Nature			Of Beneficial
	Of Beneficial			Ownership of	Percent of
Name and Address of	Ownership of		Percent	Series A	Series A
Beneficial Owner	Common Stock		Common Stock (1)	Preferred Stock	Preferred Stock (2)
5% Shareholders

Eventide Gilead Fund
Institutional Trust Custody
7 Easton Oval, EA4E62
Columbus, OH 43219	41,130,509	(3)	27.605%	-	-

Platinum Partners (4)
152 West 57th Street
New York, NY 10019	12,634,248	(5)	9.694%	-	-

Nathan Low
600 Lexington Aveneue, 23rd Floor
New York, NY 10019	9,231,573	(6)	7.068%	-	-

Allston Limited
Blake Building, Suite 302
Corner of Hutson & Eyre Street
Belize City, Belize	7,457,143	(7)	5.729%	-	-

Regal Funds
152 West 57th Street, 9th Floor
New York, NY 10019	7,182,994	(8)	5.474%	-	-

Wolverine Flagship Fund Trading Limited
Wolverine Asset Management, LLC
175 West Jackson Blvd	6,963,212	(9)	5.348%	-	-
Chicago, IL 60604

Directors and Executive Officers

Michael D. Farkas
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139	44,697,952	(10)	33.333%	10,000,000	100%

Michael Calise
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139	220,588	(11)	*	-	-

Ira Feintuch
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139	3,269,795	(12)	2.537%	-	-

Jack Zwick
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139	509,409	(13)	*	-	-

Andrew Shapiro
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139	602,938	(14)	*	-	-

Donald Engel
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139	348,853	(15)	*	-	-

Andy Kinard
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139	358,529	(16)	*	-	-

All directors and officers as a group (7 people)	50,008,064		27.270%	10,000,000	100%

* Less than 1%

(1)	Based on 79,620,730 shares of common stock issued and outstanding as of December 2, 2015. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Based on 10,000,000 shares of Series A Preferred Stock issued and outstanding as of December 2, 2015, which are currently convertible into 25,000,000 shares of common stock and are have voting rights equal to one vote per common equivalent.

(3)	Includes 19,260,844 warrants which are currently exercisable.

(4)	Consists of shares beneficially owned by Platinum Partners Value Arbitrage Fund LP and Platinum Partners Liquid Opportunity Master Fund LP which are affiliated and vote their shares in tandem.

(5)	Includes 10,015,200 shares of common stock and 2,619,048 warrants which are currently exercisable.

(6)	Includes 3,368,702 shares of common stock held by Sunrise Securities Corp., which is 100% owned by Nathan Low; 1,750,000 shares of common stock held by NLBDIT Portfolio LLC, a trust held in the name of Nathan Low’s children, of which he is a guardian; 1,200,000 shares of common stock held by the Sunrise Charitable Foundation of which Mr. Low has voting authority, 5,000 shares of common stock held by Nathan Low, 682,000 warrants, which are currently exercisable, held by Sunrise Financial Group, which is 100% owned by Nathan Low; 1,338,095 warrants, which are currently exercisable, held by Nathan Low and 887,776 warrants, which are currently exercisable, in Mr. Low’s Individual Retirement Account.

(7)	Includes 5,000,000 shares of common stock and 2,457,143 warrants which are currently exercisable.

(8)	Includes 3,372,708 shares of common stock, 2,172 Series C Convertible Preferred shares as if converted into 310,286 shares of common stock and 3,500,000 warrants which are currently exercisable.

(9)	Includes 3,945,926 shares of common stock, 3,621 Series C Convertible Preferred shares as if converted into 517,286 shares of common stock and 2,500,000 warrants which are currently exercisable.

(10)	Includes 10,000,000 Series A Convertible Preferred shares as if converted into 25,000,000 shares of common stock; 1,560,123 shares of common stock, 4,074 Series C Convertible Preferred shares as if converted into 582,000 shares of common stock, 645,000 options all owned by Mr. Farkas. Additionally included are 250,000 common shares owned by each of Mr. Farkas’ three minor children of which Mr. Farkas has voting authority and serves as custodian; 4,000 shares owned by the Farkas Family Irrevocable Trust of which Mr. Farkas is a beneficiary and 360,000 common shares owned by The Farkas Family Foundation of which Mr. Farkas has voting authority as trustee, and 10,062,494 common shares and 5,738,335 warrants, which are currently exercisable, held by The Farkas Group, Inc. which is wholly-owned by Michael D. Farkas.

(11)	Consists of shares of common stock.

(12)	Includes 750,000 shares of common stock, 791 Series C Convertible Preferred shares as if converted into 113,000 shares of common stock, 500,000 Series A Convertible Preferred shares as if converted into 1,250,000 shares of common stock, and 1,156,795 options which are currently exercisable.

(13)	Includes 172,709 shares of common stock and 336,700 options which are currently exercisable.

(14)	Includes 114,179 shares of common stock and 465,000 options which are currently exercisable.

(15)	Includes 28,853 shares of common stock and 320,000 options which are currently exercisable.

(16)	Includes 46,123 shares of common stock and 312,406 options which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company paid commissions to a company owned by Michael D. Farkas totaling $30,250 and $38,500 during the years ended December 31, 2014 and 2013 for business development related to installations of EV charging stations by the Company in accordance with the support services contract. These amounts are recorded as compensation on the Condensed Consolidated Statement of Operations.

The Company incurred accounting and tax service fees totaling $23,317 and $61,393 for the year ended December 31, 2014 and 2013 provided by a company that is partially owned by the Company’s Chief Financial Officer. This expense was recorded as general and administrative expense.

On March 29, 2012, the Company entered into a patent license agreement with Michael D. Farkas and a company for which Michael D. Farkas is the majority shareholder and an officer of the company. Under terms of the agreement, the Company has agreed to pay royalties to the licensors equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or use of the licensed products and licensed processes. As of December 31, 2014, the Company has not paid nor incurred any royalty fees related to this agreement.

On December 15, 2014, the Company issued a note to a company for which Michael D. Farkas is the majority shareholder and an officer of the company, in the amount of $65,000, due on the six month anniversary date of the note with interest at 8% per annum. The Note was paid in full with accrued interest thereon of $202 on December 29, 2014.

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

We have determined that Andrew Shapiro and Donald Engel are currently independent directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were billed approximately $356,400 and $402,500 for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors or the years ended December 31, 2014 and 2013.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our independent auditors for the fiscal years ended December 31, 2014 and 2013.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement must be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The audited consolidated balance sheet of the Company as of December 31, 2014 the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended, the footnotes thereto, and the report of Marcum L.L.P., independent auditors, are filed herewith.

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

Exhibit	Description
3.1 (a)	Articles of Incorporation (1)
3.1 (b)	Amendment to Articles of Incorporation changing name and increasing the number of preferred shares authorized filed with the State of Nevada on December 7, 2009 (2)
3.1 (c)	Amendment to Articles of Incorporation increasing the number of preferred shares authorized filed with the State of Nevada on June 29, 2012 (3)
3.1 (d)	Certificate of Designation for Series A Preferred Stock (2)
3.1 (e)	Amendment No. 1 to Certificate of Designation for Series A Preferred Stock (4)
3.1 (f)	Certificate of Designation for Series B Preferred Stock (3)
3.1 (g)	Certificate of Designation for Series C Preferred Stock (5)
3.1 (h)	Amendment No. 2 to Certificate of Designation for Series A Preferred Stock (5)
3.2	Bylaws (1)
4.1	Form of Warrant(2)
10.1	Securities Purchase Agreement, by and between the Company and Investor, dated December 29, 2014 (5)
10.2	Registration Rights Agreement, by and between the Company and Investor, dated December 29, 2014 (5)
10.3	Securities Purchase Agreement, by and between the Company and Investor dated July 24, 2015 (7)
10.4	Registration Rights Agreement, by and between the Company and investor dated July 24, 2105 (7)
10.5	Employment Agreement by and between the Company and Michael Calise dated July 16, 2015 (8)
10.6	Securities Purchase Agreement, by and between the Company and Investor dated October 14, 2015
10.7	Registration Rights Agreement, by and between the Company and investor dated October 14, 2105
14.1	Code of Ethics (6)
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

(1) Filed as an Exhibit on Form S-1 with the SEC on March 18, 2008.

(2) Filed as an Exhibit on Current Report to Form 8-K with the SEC on December 11, 2009.

(3) Filed as an Exhibit on Form 10-Q with the SEC on November 21, 2011.

(4) Filed as an Exhibit on Current Report to Form 8-K with the SEC on June 1, 2011.

(5) Filed as an Exhibit on Current Report to Form 8-K with the SEC on December 29, 2014.

(6) Filed as an Exhibit on Form 10-K/A with the SEC on September 30, 2009.

(7) Filed as an Exhibit on Current Report to Form 8-K with the SEC on July 29, 2015.

(8) Filed as an Exhibit on Current Report to Form 8-K with the SEC on August 3, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 7, 2015	CAR CHARGING GROUP, INC.

	By:	/s/ Michael J. Calise
Michael J. Calise
Chief Executive Officer
(Principal Executive Officer and Interim Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Calise	Chief Executive Officer	December 7, 2015
Michael J. Calise	(Principal Executive Officer and Interim Principal Financial Officer)

/s/ Andy Kinard	President and Director	December 7, 2015
Andy Kinard

/s/ Michael D. Farkas	Executive Chairman of the Board and	December 7, 2015
Michael D. Farkas	Chief Visionary Officer

/s/ Andrew Shapiro	Director	December 7, 2015
Andrew Shapiro

	Director	December 7, 2015
Donald Engel

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Car Charging Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Car Charging Group, Inc. and Subsidiaries (the “Company) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Car Charging Group, Inc. and Subsidiaries as of December 31, 2014, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2, the Company has incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP
New York, NY
December 7, 2015

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

/s/ EisnerAmper LLP

EisnerAmper LLP
Iselin, NJ
May 2, 2014

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2014	2013

Assets

Current Assets:
Cash and cash equivalents	$1,627,062	$7,837,339
Accounts receivable and other receivables, net	284,708	216,003
Inventory, net	1,175,798	1,441,792
Prepaid expenses and other current assets	62,669	291,675

Total Current Assets	3,150,237	9,786,809

Fixed assets, net	2,307,117	7,485,212
Intangible assets, net	137,112	963,648
Goodwill	-	4,901,261
Other assets	569,703	333,162

Total Assets	$6,164,169	$23,470,092

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable	$1,568,969	$5,368,419
Accounts payable [1]	4,071,741	-
Accrued expenses	9,450,544	7,554,129
Accrued expenses [1]	322,616	-
Derivative liabilities	3,635,294	9,511,364
Current portion of convertible notes payable, net of debt discount of $18,357	181,643	-
Current portion of notes payable	401,297	439,739
Current portion of notes payable - related party	135,000	-
Current portion of deferred revenue	959,962	212,094

Total Current Liabilities	20,727,066	23,085,745
Deferred revenue, net of current portion	275,370	678,392
Notes payable, net of current portion	18,803	129,202

Total Liabilities	21,021,239	23,893,339

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 40,000,000 shares authorized; Series A Convertible Preferred Stock, $0.001 par value, 20,000,000 shares authorized, 10,000,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013	10,000	10,000
Series B Convertible Preferred Stock, $0.001 par value, 10,000 shares authorized, 0 shares issued and outstanding as of December 31, 2014 and December 31, 2013	-	-
Series C Convertible Preferred Stock, $0.001 par value, 250,000 shares authorized, 60,250 and 0 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	60	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 77,756,057 and 77,124,833 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	77,756	77,125
Additional paid-in capital	58,193,975	45,399,170
Accumulated deficit	(64,738,131)	(45,909,542)
Stock subscription proceeds held in escrow	(4,000,000)	-

Total Car Charging Group Inc. - Stockholders’ Deficiency	(10,456,340)	(423,247)
Non-controlling interest	(4,400,730)	-

Total Stockholder’s Deficiency	(14,857,070)	(423,247)

Total Liabilities and Stockholders’ Deficiency	$6,164,169	$23,470,092

[1] - Related to 350 Green, which became a variable interest entity of the Company on April 17, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Consolidated Statements of Operations

	For The Years Ended December 31,
	2014	2013

Revenues:
Charging service revenue	$1,247,778	$327,971
Grant and rebate revenue	950,358	90,796
Equipment sales	565,057	47,636
Other	28,451	-

Total Revenues	2,791,644	466,403

Cost of Revenues:
Cost of charging services	1,230,031	744,696
Depreciation and amortization	2,455,885	2,505,780
Cost of equipment sales	510,910	36,196
Inventory obsolescence charge	1,437,553	-

Total Cost of Revenues	5,634,379	3,286,672

Gross Loss	(2,842,735)	(2,820,269)

Operating Expenses:
Compensation	8,246,442	11,025,966
Other operating expenses	735,259	1,062,067
General and administrative expenses	2,811,093	4,477,074
Impairment of goodwill	4,901,261	-
Impairment and loss of title of car charging stations	2,854,422	-
Impairment of intangible assets	536,161	606,685
Impairment of Ecotality investment	1,200,000	-
Loss on sale/replacement of EV charging stations	39,768	57,333
Inducement expense for exclusive EV installation rights provided to the Company	321,877	-
Total Operating Expenses	21,646,283	17,229,125

Loss From Operations	(24,489,018)	(20,049,394)

Other (Expense) Income:
Interest expense, net	(235,065)	(73,958)
Amortization of discount on convertible debt	(61,626)	(173,484)
Gain (loss) on settlement of accounts payable for cash and common stock	21,000	(47,856)
Gain on settlement of accounts payable	15,789	-
Change in fair value of warrant liabilities	3,935,337	1,794,693
Inducement expense for debt conversion	-	(687,286)
Inducement expense for partial extinguishment of derivative liabilities	(382,753)	-
Inducement expense for standby financial support	(858,118)	-
Provision for warrant liability	(66,963)	(1,480,000)
Financing agreement settlement expense	-	(3,420,000)
Preferred stock issuance costs	(71,808)	-
Non-compliance penalty for delinquent regular SEC filings	(711,517)	-
Non-compliance penalty for SEC registration requirement	(807,188)	-
Release from obligation to U.S. Department of Energy	482,611	-

Total Other Income (Expense)	1,259,699	(4,087,891)

Net Loss	(23,229,319)	(24,137,285)
Less: Net loss attributable to the noncontrolling interests	(531,302)	-
Net Loss Attributable to Car Charging Group, Inc.	(22,698,017)	(24,137,285)
Dividend payable to Series C shareholders	(20,800)	-
Deemed dividend to Series B shareholder upon conversion to common stock and warrants	-	(2,831,830)
Net loss Attributable to Common Shareholders	$(22,718,817)	$(26,969,115)

Net Loss Per Share
- Basic and Diluted	$(0.29)	$(0.49)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	77,675,650	54,945,088

The accompanying notes are an integral part of these consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficiency

For the Years Ended December 31, 2014 and 2013

											Stock
											Subscription	Non
									Additional		Proceeds	Controlling	Total
	Preferred-A		Preferred-B		Preferred-C		Common Stock		Paid-In	Accumulated	Held In	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Escrow	Deficit	Deficiency

Balance - December 31, 2012	10,000,000	$10,000	1,000,000	$1,000	-	$-	42,434,705	$42,435	$20,117,559	$(18,940,427)	$-	$-	$1,230,567

Sale of common stock	-	-	-	-	-	-	25,325,714	25,325	15,079,242	-	-	-	15,104,567

Issuance of warrants in conjunction with sale of common stock	-	-	-	-	-	-	-	-	2,160,942	-	-	-	2,160,942

Issuance of common stock for compensation and services	-	-	-	-	-	-	1,967,984	1,968	2,417,402	-	-	-	2,419,370

Common stock issued for director compensation	-	-	-	-	-	-	100,000	100	145,400	-	-	-	145,500

Common stock issued in settlement of agreement	-	-	-	-	-	-	2,000,000	2,000	3,418,000	-	-	-	3,420,000

Common stock issued for software development	-	-	-	-	-	-	113,636	114	149,886	-	-	-	150,000

Warrants and options issued for compensation services	-	-	-	-	-	-	-	-	8,022,996	-	-	-	8,022,996

Conversion of Series B Preferred Stock into common stock and warrants	-	-	(1,000,000)	(1,000)	-	-	2,500,000	2,500	(1,500)	-	-	-	-

Deemed dividend on Series B Preferred shares converted into common stock and warrants	-	-	-	-	-	-	-	-	2,831,830	(2,831,830)	-	-	-

Conversion of notes payable into common stock and warrants	-	-	-	-	-	-	330,000	330	852,161	-	-	-	852,491

Issuance of common stock in settlement of accounts payable	-	-	-	-	-	-	60,993	61	85,329	-	-	-	85,390

Common stock issued for acquisitions	-	-	-	-	-	-	2,541,801	2,542	3,154,730	-	-	-	3,157,272

Retirement of reacquired stock	-	-	-	-	-	-	(250,000)	(250)	(449,750)	-	-	-	(450,000)

Fair value of warrants issued in conjunction with sale of common stock deemed to be derivative liabilities	-	-	-	-	-	-	-	-	(11,042,057)	-	-	-	(11,042,057)

Registration rights fee	-	-	-	-	-	-	-	-	(1,543,000)	-	-	-	(1,543,000)

Net loss	-	-	-	-	-	-	-	-	-	(24,137,285)	-	-	(24,137,285)

Balance - December 31, 2013	10,000,000	$10,000	-	$-	-	$-	77,124,833	$77,125	$45,399,170	$(45,909,542)	$-	$-	$(423,247)

Sale of Series C convertible preferred shares and warrants, net of fees and discount	-	-	-	-	60,000	60	-	-	4,986,843	-	(4,000,000)	-	986,903

Warrants and options issued for compensation and services	-	-	-	-	-	-	-	-	2,739,066	-	-	-	2,739,066

Series C convertible preferred stock issued for services	-	-	-	-	250	-	-	-	25,000	-	-	-	25,000

Common stock issued for compensation and services	-	-	-	-	-	-	58,424	58	42,941	-	-	-	42,999

Common stock issued for compensation and services previously accrued	-	-	-	-	-	-	100,000	100	136,900	-	-	-	137,000

Common stock issued for settlement of accounts payable	-	-	-	-	-	-	4,098	4	4,995	-	-	-	4,999

Cashless conversion of warrants into common stock	-	-	-	-	-	-	468,702	469	(469)	-	-	-	-

Warrants issued for funding commitment	-	-	-	-	-	-	-	-	726,868	-	-	-	726,868

Derivative liability warrants extinguished	-	-	-	-	-	-	-	-	4,345,355	-	-	-	4,345,355

Warrants issued in connection with issuance of convertible note payable	-	-	-	-	-	-	-	-	79,983	-	-	-	79,983

Replacement warrants issued for expired warrants	-	-	-	-	-	-	-	-	658	-	-	-	658

Warrants issued in connection with acquisition of Beam LLC	-	-	-	-	-	-	-	-	259,689	-	-	-	259,689

Warrants issued as inducement for extinguishment of derivative liabilities	-	-	-	-	-	-	-	-	382,753	-	-	-	382,753

Non-controlling interest share of consolidated equity	-	-	-	-	-	-	-	-	-	3,869,428	-	(3,869,428)	-

Warrants reclassified to derivative liabilities	-	-	-	-	-	-	-	-	(914,977)	-	-	-	(914,977)

Dividend payable	-	-	-	-	-	-	-	-	(20,800)	-	-	-	(20,800)

Net loss	-	-	-	-	-	-	-	-	-	(22,698,017)	-	(531,302)	(23,229,319)

Balance - December 31, 2014	10,000,000	$10,000	-	$-	60,250	$60	77,756,057	$77,756	$58,193,975	$(64,738,131)	$(4,000,000)	$(4,400,730)	$(14,857,070)

The accompanying notes are an integral part of these consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

	For The Years Ended December 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(23,229,319)	$(24,137,285)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,989,946	2,687,012
Amortization of discount on convertible notes payable	61,626	173,484
Change in fair value of warrant liabilities	(3,935,337)	(1,794,693)
Release from obligation to U.S. Department of Energy	(482,611)	-
Provision for loss on advanced commissions	143,250	385,750
(Gain) loss on settlement of accounts payable for common stock and cash	(21,000)	47,856
Impairment of goodwill	4,901,261	-
Impairment of intangible assets	536,161	606,685
Impairment of charging stations	2,854,422	-
Impairment of Ecotality investment	1,200,000	-
Non-compliance penalty for SEC registration requirement	807,188	-
Non-compliance penalty for delinquent regular SEC filings	711,517	-
Preferred stock issuance costs	71,808	-
Provision for inventory shrinkage	92,998	-
Provision for warrants payable	66,963	1,480,000
Loss on disposal/replacement of charging stations	39,768	57,333
Debt conversion expense	-	687,286
Return of common stock due to arbitration	-	(450,000)
Financing agreement settlement expense	-	3,420,000
Non-cash compensation:
Common stock issued for services and compensation	322,664	2,778,144
Accrued stock compensation expense	66,742	-
Warrants and options issued for services, compensation and fees	3,849,345	8,022,996
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(162,740)	(195,076)
Inventory	172,996	279,841
Prepaid expenses and other current assets	(256,214)	(232,637)
Other assets	127,454	88,801
Accounts payable and accrued expenses	1,689,945	1,469,218
Deferred revenue	344,846	835,743

Total Adjustments	16,192,998	20,347,743

Net Cash Used in Operating Activities	(7,036,321)	(3,789,542)

Cash Flows From Investing Activities
Purchase of accounts receivable	-	(163,292)
Purchase of office and computer equipment	-	(2,867)
Purchase of automobile	(137,165)	-
Purchase of electric charging stations	(460,798)	(1,138,222)
Purchase of network software	(162,150)	-
Investment in estate of Ecotality net of amount owed to Ecotality Estate Creditor’s Committee	(70,000)	-
Cash paid for acquisitions, net of $34,393 of cash acquired	-	(3,325,607)

Net Cash Used In Investing Activities	(830,113)	(4,629,988)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable and convertible notes payable	400,000	442,000
Proceeds from sale of shares of Series C Convertible Preferred stock and warrants less proceeds held in escrow and expenses	1,470,000	-
Sale of common stock, net of issuance costs	-	17,265,509
Payment of notes and convertible notes payable	(213,843)	(1,464,056)

Net Cash Provided by Financing Activities	1,656,157	16,243,453

Net (Decrease) Increase In Cash	(6,210,277)	7,823,923

Cash - Beginning	7,837,339	13,416

Cash - Ending	$1,627,062	$7,837,339

The accompanying notes are an integral part of these consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows – Continued

	For The Years Ended December 31,
	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest expense	$2,851	$42,776
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock issued in exchange for conversion of warrants	$469	$-
Issuance of warrants to placement agents	$-	$2,535,172
Common stock issued for settlement of accounts payable	$4,999	$37,534
Reclassification of chargers to other assets	$462,532	$-
Conversion of Series B convertible preferred shares into common shares and warrants	$-	$1,000
Conversion of notes payable into common stock and warrants	$-	$165,205
Issuance of common stock for services previously accrued	$137,000	$-
Purchase of software development for common stock	$-	$150,000
Registration rights penalty	$-	$1,543,000
Purchase of accounts receivable for common stock	$-	$127,941
Retirement of reacquired common stock	$-	$450,000
Deemed dividend on Series B Convertible Preferred shares	$-	$2,831,830
Issuance of common stock for acquisitions	$-	$3,157,272
Issuance of note payable for acquisition	$-	$980,918
Issuance of warrants in conjunction with the sale of shares of common stock deemed to be derivative liabilities	$-	$11,042,057
Extinguishment of partial derivative liability	$4,355,345	$-
Warrants issued in exchange for derivative warrant liabilities	$1,385,167	$-
Forbearance of Ecotality accounts receivable	$94,035	$-
Accrual of contractual dividends on Series C convertible preferred stock	$20,800	$-
Warrants issued in connection with issuance of convertible note payable	$79,983	$-
Warrants reclassified to derivative liabilities	$914,977	$-

The accompanying notes are an integral part of these consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Car Charging Group, Inc. (“CCGI”) was incorporated on October 3, 2006 under the laws of the State of Nevada as New Image Concepts, Inc. On November 20, 2009, New Image Concepts, Inc. changed its name to Car Charging Group, Inc.

CCGI, through its wholly-owned subsidiaries (collectively, the “Company” or “Car Charging”), acquires and installs electric vehicle (“EV”) charging stations and shares servicing fees received from customers that use the charging stations with the property owner(s), on a property by property basis. In addition, the Company sells hardware and enters into individual arrangements for this purpose with various property owners, which may include municipalities, garage operators, hospitals, multi-family properties, shopping malls and facility owner/operators.

2. GOING CONCERN AND MANAGEMENT’S PLANS

As of December 31, 2014, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $1,627,062, $17,576,829 and $64,738,131, respectively. During the years ended December 31, 2014 and 2013, the Company incurred net losses of $23,229,319 and $24,137,285, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On December 23, 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”) for an aggregate of $6,000,000 (the “Aggregate Subscription Amount”), of which $2,000,000 had been received by the Company as of December 31, 2014. See Note 17 – Stockholders’ Deficiency for additional details. In December 2014, the Company implemented cost reduction measures to help reduce employee headcount and other operating expenditures.

Since inception, the Company’s operations have primarily been funded through proceeds from equity and debt financings. Although management believes that the Company has access to capital resources, there are currently no commitments in place for new financing at this time, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. The Company intends to continue to raise additional capital through debt and equity financings. There is no assurance that these funds will be sufficient to enable the Company to fully complete its development activities or attain profitable operations. If the Company is unable to obtain such additional financing on a timely basis, the Company may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustment that might become necessary should the Company be unable to continue as a going concern.

Subsequent to December 31, 2014, $3,000,000 was released from escrow associated with the Securities Purchase Agreement and the Company raised an aggregate of $1,930,000 through equity financing. The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. See Note 17 – Subsequent Events for additional details.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CCGI and its wholly-owned subsidiaries, including Car Charging, Inc., Beam Charging LLC (“Beam”), EV Pass LLC, and Blink Network LLC (“Blink”). Beam was acquired on February 26, 2013, EV Pass LLC was acquired on April 3, 2013 and Blink was acquired on October 16, 2013 as a result of an asset purchase agreement with Electric Transportation Engineering Corporation of America (“ECOtality”). Accordingly, the operating results of these businesses are included from their respective acquisition dates. All intercompany transactions and balances have been eliminated in consolidation.

The consolidation guidance relating to accounting for Variable Interest Entities (“VIE”) requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. As more fully described in Note 5, the Company determined that it is the primary beneficiary of 350 Green LLC (“350 Green”), and as such, 350 Green’s assets, liabilities and results of operations are included in the Company’s consolidated financial statements. 350 Green was acquired on April 22, 2013. 350 Green was a wholly-owned subsidiary of the Company and was consolidated as of December 31, 2013. As of December 31, 2014, 350 Green was a VIE, without recourse to the Company.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

USE OF ESTIMATES

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, stock-based compensation, warranty reserves, inventory valuations, the valuation allowance related to the Company’s deferred tax assets, the carrying amount of intangible assets and goodwill, estimates of future EV sales and the effects thereon, and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the consolidated financial statements. The Company has cash on deposits in several financial institutions which, at times, may be in excess of FDIC insurance limits. The Company has not experienced losses in such accounts.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2014 and 2013, there was an allowance for uncollectable amounts of $119,936 and $0, respectively. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. There is no collateral held by the Company for accounts receivable nor does any accounts receivable serve as collateral for any of the Company’s borrowings.

INVENTORIES

Inventory is comprised of electric charging stations and related parts, which are available for sale or for warranty requirements. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory that is sold is included within cost of sales and inventory that is installed on the premises of participating owner/operator properties is transferred to fixed assets at the carrying value of the inventory. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value.

As of December 31, 2014 and 2013, the Company’s inventory was comprised solely of finished goods and parts that are available for sale.

FIXED ASSETS

Fixed assets are stated at cost, net of accumulated depreciation and amortization which is recorded commencing at the in-service date using the straight-line method over the estimated useful lives of the assets, as set forth in the following table:

Useful Lives
Asset	(In Years)

Computer software and office and computer equipment	3 - 5
Machinery and equipment, automobiles, furniture and fixtures	3 - 10
Installed Level 2 electric vehicle charging stations	3
Installed Level 3 (DC Fast Chargers (“DCFC”)) electric vehicle charging stations	5

When fixed assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statements of operations for the respective period. Minor additions and repairs are expensed in the period incurred. Major additions and repairs which extend the useful life of existing assets are capitalized and depreciated using the straight-line method over their remaining estimated useful lives.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

FIXED ASSETS – CONTINUED

EV charging stations represents the cost, net of accumulated depreciation, of charging devices that have been installed on the premises of participating owner/operator properties or are earmarked to be installed. The Company held approximately $153,000 and $1,135,000 in EV charging stations that were not placed in service as of December 31, 2014 and 2013, respectively.

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets by monitoring current selling prices of car charging units in the open market, the adoption rate of various auto manufacturers in the EV market and projected car charging utilization at various public car charging stations throughout its network in determining fair value. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. See Note 6 – Fixed Assets for additional details.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with FASB issued ASC Topic 985 “Software”. Capitalization of software development costs begins upon the determination of technological feasibility. The determination of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. Historically, software development costs incurred subsequent to the establishment of technological feasibility have not been material.

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

See Note 7 – Intangible Assets for details associated with the impairment of certain intangible assets.

GOODWILL

Goodwill represents the premium paid over the fair value of the intangible and net tangible assets acquired in business combinations. The Company assesses the carrying value of its goodwill on at least an annual basis. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit.

See Note 4 – Acquisitions – Beam LLC Acquisition and 350 Green Acquisition for details associated with the impairment of goodwill.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

DERIVATIVE FINANCIAL INSTRUMENTS

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Binomial Lattice Model was used to estimate the fair value of the warrants and conversion options that are classified as derivative liabilities on the consolidated balance sheets. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or conversion options.

Conversion options are recorded as a discount to the host instrument and are amortized as interest expense over the life of the underlying instrument.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair values due to the short-term nature of these instruments. The carrying amount of the Company’s notes payable approximates fair value because the effective yields on these obligations, which include contractual interest rates, taken together with other features such as concurrent issuance of warrants, are comparable to rates of returns for instruments of similar credit risk.

REVENUE RECOGNITION

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Accordingly, when a customer completes use of a charging station, the service can be deemed rendered and revenue may be recognized based on the time duration of the session or kilowatt hours drawn during the session. Sales of EV stations are recognized upon shipment to the customer, free on board shipping point, or the point of customer acceptance.

Governmental grants and rebates pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Government grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION - CONTINUED

For arrangements with multiple elements, which is comprised of (1) a charging unit, (2) installation of the charging unit, (3) maintenance and (4) network fees, revenue is recognized dependent upon whether vendor specific objective evidence (“VSOE”) of fair value exists for separating each of the elements. We determined that VSOE exists for both the delivered and undelivered elements of our multiple-element arrangements. We limit our assessment of fair value to either (a) the price charged when the same element is sold separately or (b) the price established by management having the relevant authority.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2014 presentation. These reclassifications have no impact on the previously reported net loss.

STOCK-BASED COMPENSATION

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is measured on the grant date and re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Awards granted to non-employee directors for their service as a director are treated on the same basis as awards granted to employees. The Company computes the fair value of equity-classified warrants and options granted using the Black-Scholes option pricing model.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date. As of December 31, 2014 and 2013, the Company maintained a full valuation allowance against its deferred tax assets since it is more likely than not that the future tax benefit on such temporary differences will not be realized.

The Company recognizes the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement by examining taxing authorities. The Company has open tax years going back to 2012 which may be subject to audit by federal and state authorities. The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s consolidated statements of operations.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number vested of common shares, plus the impact of common shares, if dilutive, resulting from the exercise of outstanding stock options and warrants, plus the conversion of preferred stock.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

NET LOSS PER COMMON SHARE - CONTINUED

The following common stock equivalents are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2014	2013
Preferred stock	33,607,143	25,000,000
Warrants	54,088,323	37,895,137
Options	7,690,665	4,943,665
Convertible note	190,476	-
Total potentially dilutive shares	95,576,607	67,838,802

COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

LITIGATION AND DISPUTES

The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, “Compensation - Stock Compensation” as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not anticipate that the adoption of ASU 2014-12 will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to early adopt ASU 2014-15. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 2 – Going Concern and Management’s Plans.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS – CONTINUED

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity,” (“ASU 2014-16”). ASU 2014-16 provides clarification on how current guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, ASU 2014-16 clarifies that an entity should consider all relevant terms and features in evaluating the host contract and that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. ASU 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the year for which the amendments are effective. Early adoption is permitted. The Company does not anticipate that the adoption of ASU 2014-16 will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 amends the existing guidance to require that inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015–11 on its consolidated financial statements.

4. ACQUISITIONS

BEAM LLC ACQUISITION

On February 26, 2013, the Company, entered into an equity exchange agreement (the “Beam Exchange Agreement”) by and among the Company, Beam Acquisition LLC, a Nevada limited liability company and wholly-owned subsidiary of the Company (“Beam Acquisition”), Beam Charging LLC, a New York limited liability company (“Beam”), and Manhattan Charging LLC, a New York limited liability company (“Manhattan Charging”), Eric L’Esperance (“L’Esperance”), and Andrew Shapiro (“Shapiro” and together with Manhattan Charging, L’Esperance and the individual members of Manhattan Charging LLC, the “Beam Members”). The Company had previously entered into an agreement, dated December 31, 2012, (the “Initial Agreement”) with Beam Acquisition and Manhattan Charging, pursuant to which Beam Acquisition acquired all of the outstanding membership interests in Beam in exchange for 1,265,822 restricted shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 (the “Common Stock”) valued at $1,645,569, based on the market price of the Company’s common stock on the date of issuance, subject to certain conditions to be met. In the Beam Exchange Agreement and after the conditions had been met, the Company, through Beam Acquisition, further identified the specific terms under which it acquired all of the outstanding membership interests of Beam and Beam became a wholly owned subsidiary of Beam Acquisition (the “Beam Equity Exchange”).

As part of the Beam Equity Exchange, the Company issued an aggregate amount of $461,150 of promissory notes (the “Promissory Notes”) to Manhattan Charging and paid $38,850 in transaction costs. The Promissory Notes accrue interest at a rate of 6% per annum on the aggregate principal amount, and were paid on April 15, 2013 (the “Maturity Date”).

Prior to the Beam Equity Exchange, the Company entered into an Assignment of Promissory Note (the “Note Assignment”) with certain creditors of Beam (the “Creditors”), pursuant to which the Creditors sold to the Company two certain secured promissory notes (the “Notes”) totaling an aggregate principal amount of $130,000 and accrued interest of $33,292. In connection with the Note Assignment, the Company entered into an Amendment to the Promissory Note (the “Note Amendment”). Pursuant to the Note Amendment, the Notes held by the Company accrue interest at a rate of 8% per annum on the aggregate principal amount, payable on February 26, 2016. The Notes are secured by a lien on and continuing security interest in all of the Beam assets as described in the Note Amendment and were still outstanding as of December 31, 2013 and are eliminated in consolidation.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS – CONTINUED

BEAM LLC ACQUISITION – CONTINUED

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

Property and equipment were recorded at fair value. Intangible assets at February 26, 2013 consist of awarded government grants for installation of EV charging stations in the New York City metropolitan area of $638,000 based on its fair value on the date of acquisition. The goodwill represents the future economic benefits to be derived from the acquisition as a result of the significant presence of electric charging stations in the New York City metropolitan area. See Note 7 – Intangible Assets for additional details.

The Beam Exchange Agreement provided for an anti-dilution benefit to former members of Beam whereby until such time as a former member sells or disposes of all of his Company common shares of stock, any Triggering Event, as defined by the Agreement, whereby the issue price of the Company stock is below $1.58 shall cause the Company to issue a warrant to each former member to purchase an additional number of Company common shares at the Triggering Event price so as to preserve such Beam Member’s pre-Triggering Event percentage ownership in the Company. See Note 12 - Fair Value Measurement for additional details.

During 2014, the Company determined the goodwill related to the Beam acquisition had been fully impaired and, as a result, recorded an impairment loss of $1,601,882 during the year ended December 31, 2014.

SYNAPSE ASSET ACQUSITION

On April 3, 2013 (the “Closing Date”), the Company, entered into an equity exchange agreement (the “Synapse Exchange Agreement”) by and among the Company, EV Pass, LLC, a New York limited liability company (“EV Pass”) and Synapse Sustainability Trust, Inc., a New York non-profit corporation (“Synapse”) pursuant to which the Company acquired from Synapse (i) all of the outstanding membership interests in EV Pass; (ii) the right to operate, maintain and receive revenue from 68 charging stations located throughout Central New York State (“CNY”) in exchange for 671,141 shares (the “Exchange Shares”) of the Company’s common stock, par value $0.001 (the “Common Stock”) valued at $791,946 based on the market value on the issuance date of the stock; and (iii) title to the registered trademark “EV Pass” (the “Synapse Equity Exchange”).

As part of the Synapse Equity Exchange, the Company made a cash payment of $25,000 to Synapse, on the Closing Date and $75,000 was issued in the form of a promissory note (the “Promissory Note”). The Promissory Note does not bear interest and is payable in three installment payments of $25,000 on each subsequent three month anniversary of the Closing Date.

On the Closing Date, the parties also executed (i) a Revenue Sharing Agreement wherein the Company agreed to pay Synapse 3.6% of the net revenues, as defined, earned from all current and future charging units installed at any of the 68 CNY locations of which nothing was earned or accrued as of December 31, 2013 and (ii) a Bleed-Out Agreement pursuant to which Synapse agreed to limit its total daily trading of the Common Stock to no more than 5% of the total daily trading volume of the Company’s shares.

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS – CONTINUED

SYNAPSE ASSET ACQUSITION – CONTINUED

April 3, 2013
Intangible assets	$891,946
Net identifiable assets	891,946
Consideration given	$891,946

There were no acquisition costs associated with this transaction.

The fair value of intangible assets acquired on April 3, 2013 consisted of the following:

April 3, 2013
Awarded government grant for the installation of EV charging stations	$285,261
Trademark	300,000
Provider agreements for locations awaiting charging station installation	156,685
Present value of EV charging stations to be acquired in 2016	150,000
Total purchase price paid	$891,946

The fair value of these assets were based on the present value of the awarded government grant on the date of acquisition, the discounted cash flows to be derived from the provider agreements for locations awaiting charging station installation, the present value of the estimated replacement value of the EV charging stations to be acquired in 2016 and the trademark based on the cost to recreate the trademark and its expected useful life. The Company performed an impairment test and determined that an aggregate $606,685 of the intangible assets were fully impaired. Accordingly, the Company recorded an impairment charge of $606,685 during the year ended December 31, 2013, which was equal to the net book value of the assets.

350 GREEN ACQUISITION

On April 22, 2013 (the “Closing Date”), the Company entered into an addendum (the “Addendum”) to an equity exchange agreement, dated March 8, 2013 (the “350 Green Exchange Agreement”), by and among the Company, 350 Holdings, LLC, a Florida limited liability company (“CCGI Sub”), 350 Green, LLC, a Virginia limited liability company (“350 Green”), Mariana Gerzanych (“Gerzanych”), and Timothy Mason (“Mason” and, together with Gerzanych, the “350 Members”) for the acquisition of 350 Green.

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

Pursuant to the Addendum, the Company (through CCGI Sub) acquired all the membership interests of 350 Green from the 350 Members in exchange for $1,164,525 of which: (a) $719,757, valued at the market price on the date of issuance, was paid in the form of 604,838 unregistered shares of the Company’s common stock, par value $0.001 (such shares, the “Exchange Shares”), and (b) $500,000 was paid in the form of a promissory note (the “Promissory Note”) payable to the 350 Members (the “350 Green Equity Exchange”). The Promissory Note does not bear interest and is payable in the following installments: (i) a payment of $10,000 on the Closing Date, (ii) an additional $10,000 payment on the thirty (30) day anniversary of the Closing Date, and (iii) monthly installments in the amount of $20,000 thereafter until paid in full. Based on the life of the note, the Company imputed interest at 12% per annum and recorded the note at its present value of $444,768 on the date of issuance. The Company has made payments of principal and interest totaling $140,000 through December 31, 2014. See Note 17 – Subsequent Events.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS – CONTINUED

350 GREEN ACQUISITION – CONTINUED

In connection with the 350 Green Equity Exchange, the Company entered into a right of first refusal agreement (the “ROFR Agreement”) between the Company and the 350 Members pursuant to which the Company obtained a right of first refusal to participate in any and all EV charging and infrastructure related business opportunities presented to the 350 Members for one (1) year following the Closing Date. If the Company participates in business opportunities presented to it by the 350 Members pursuant to the ROFR Agreement that results in the Company installing EV charging stations (each an “EV Station”), the Company shall pay the 350 Members $250 for the first station, $125 for each additional EV Station, and 1% of any revenues generated by each EV Station for five (5) years from date of installation. The 350 Members are not currently, and will not be, affiliated with, nor employees of, the Company in any way in the future. No stations have been installed as of December 7, 2015 as a result of the ROFR Agreement.

On October 19, 2010, 350 Green was awarded a grant from the City of Chicago to install and maintain an EV charging network throughout the city pursuant to a grant agreement (the “Grant”). On or about June 14, 2012, the City of Chicago delivered a Notice of Default to 350 Green citing, among other deficiencies, that all work had stopped on the Grant project because of (i) 350 Green’s failure to pay its subcontractors and; (ii) that 350 Green had made misrepresentations with regard to such payments and financial obligations. On February 5, 2013, the Company and the City of Chicago accepted a Preliminary Terms of Approval of Transfer of Grant Agreement (the “Terms of Approval”) that set forth (i) that the Company will be allowed to receive assignment of the Grant if it, among other criteria, settles all of the outstanding claims by the unpaid subcontractors and finishes the Grant project pursuant to a revised scope and budget and (ii) that the City of Chicago will release 350 Green and the Company from any and all liability with respect to misrepresentations regarding payments and financial obligations made by 350 Green prior to the Closing Date. The 350 Members will not receive a release as part of this settlement with the City of Chicago.

On March 1, 2013, the City of Chicago delivered approval of the 350 Green Equity Exchange (the “Chicago Approval”).

On April 22, 2013, the Company acquired 350 Green, and 350 Green became a wholly-owned subsidiary of CCGI Sub. The transaction costs associated with this acquisition amounted to $211,000 which were expensed.

On April 25, 2013, the Company filed an action against JNS Holdings Corporation (“JNS Holdings”) and JNS Power & Control Systems, Inc. (“JNS Power”, and, together with JNS Holdings, “JNS”) in the United States District Court for the Northern District of Illinois (the “Court”), seeking to invalidate an Asset Purchase Agreement dated April 17, 2013 (the “JNS APA”) between 350 Green and JNS Power based on, among other things, the pre-existence of the Equity Exchange Agreement. Pursuant to the 350 Green Asset Purchase Agreement, 350 Green purported to agree to the transfer of certain enumerated assets and liabilities to JNS Power (the “Assets and Liabilities”). On May 25, 2013, JNS Power filed a separate complaint against 350 Green seeking, among other things, specific performance of the JNS APA. The Court consolidated the two actions on or about June 26, 2013.

On September 24, 2013 the Court issued a ruling in the combined lawsuits of Car Charging Group, Inc. v. JNS Holdings Corporation, and JNS Power & Control Systems, Inc. v. 350 Green, LLC (the “Court Order”). The Court granted JNS’ motion for specific performance of the JNS APA. Pursuant to the Court Order, 350 Green was required to transfer the Assets and Liabilities to JNS and may be required to pay JNS’ costs and attorneys’ fees as well as indemnify JNS for certain costs incurred with regard to the Assets and Liabilities.

The Court Order does not transfer, amend or modify Car Charging Group, Inc.’s ownership of 350 Green; it only requires transfer of ownership of those certain Assets and Liabilities that were listed in the JNS APA entered into between JNS and 350 Green. Car Charging Group, Inc. still owns all of 350 Green’s other assets, in states including, but not limited to: California, Oregon, Pennsylvania, Missouri, Kansas, Maryland, Colorado, Georgia, Utah, Florida, Ohio, Indiana and Washington. During the fourth quarter of 2013, a bill of sale had been executed between the parties and the assets had been transferred to JNS for the assumption of debt owed by 350 Green to its creditors totaling $2,415,539.

The following table summarizes the fair value of the Assets and Liabilities transferred to JNS:

Property and equipment	$1,286,071
Accounts payable and accrued expenses	(1,617,041)
Deferred revenue	(798,498)
Net liabilities assumed by JNS	$(1,129,468)

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS – CONTINUED

350 GREEN ACQUISITION – CONTINUED

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

On April 17, 2014, the Company’s Board of Directors approved the formation of a trust mortgage (“Trust Mortgage”), a binding contract between 350 Green and a trustee, to serve as fiduciary for the benefit of all creditors of 350 Green, whereby 350 Green conferred upon the trustee the authority and power to manage the operations and assets of the business in a manner that will maximize recovery for 350 Green’s creditors. The Trust Mortgage and the acts of the trustee are not binding upon the creditors of 350 Green (see Note 5 – Assets and Liabilities Transferred to Trust Mortgage – 350 Green). Notwithstanding the Company’s proposal to appoint a trustee, the Company retained ownership of 100% of the membership interests of 350 Green. As a result of this event, the Company’s management determined the goodwill related to the 350 Green acquisition had been fully impaired and, as a result, recorded an impairment loss of $3,299,379 during the year ended December 31, 2014.

BLINK NETWORK ACQUISITION

On October 16, 2013, Blink Acquisition LLC, a Florida Limited Liability Company (“Blink Acquisition”) and wholly owned subsidiary of Car Charging Group, Inc. (the “Company”), closed on an Asset Purchase Agreement (the “Blink Asset Purchase Agreement”), dated October 10, 2013, with ECOtality, Inc., a Nevada corporation, Electronic Transportation Engineering Corporation, an Arizona corporation, ECOtality Stores, Inc., a Nevada corporation, ETEC North, LLC, a Delaware limited liability company, The Clarity Group, Inc., an Arizona corporation, and G.H.V. Refrigeration, Inc., a California corporation, (each, a “Seller” and collectively, the “Sellers” or “ECOtality”) (the “Acquisition”), for the acquisition of the Blink Network, and certain assets and liabilities relating to the Blink Network.

The Acquisition was consummated pursuant to the terms of the Blink Asset Purchase Agreement between Blink Acquisition and the Sellers, dated October 10, 2013. The purchase price was initially determined through negotiation between the parties and was subject to certain contingencies, including the approval of the United States Bankruptcy Court for the District of Arizona (the “Court”). In connection with the approval process, a court-ordered auction was conducted on October 8, 2013. The Company made the prevailing bid, which was approved by the Court on October 9, 2013. Pursuant to the court-approved bid, the Company agreed to acquire the Seller’s assets for approximately $3,335,000 in cash to be delivered at closing, and payment of certain liabilities of the Sellers under certain assumed contracts. The Seller delivered an Assignment and Assumption Agreement, an IP Assignment and Assumption Agreement and a Bill of Sale executed by each Seller relating to the Blink Assets (defined below).

The assets purchased in the Acquisition (the “Blink Assets”) include, but are not limited to, all right, title and interest in the Blink Network and all Blink Network-related assets of ECOtality, a clean electric transportation and storage technology firm. The Blink Network is a turnkey electric vehicle (“EV”) charging station network operating system for EV charging stations across the country. The Blink Assets include all of Blink’s charging station inventory of 2,746 Level II and 91 DC fast charging stations, as well as approximately 4,400 installed public charging stations. Blink Acquisition also assumed all Blink Network-related intellectual property, consisting of but not limited to, registered trademarks and patents in the United States and abroad.

The Company financed the acquisition using proceeds received in a transaction completed on October 11, 2013 consisting of the issuance of common stock and common stock purchase warrants, which is more fully disclosed in Note 13.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS – CONTINUED

BLINK NETWORK ACQUISITION – CONTINUED

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

ECOTALITY ESTATE ACQUISTION

On December 31, 2014, the United States Bankruptcy Court, District Arizona (“Bankruptcy Court”) issued a Confirmation Order Pursuant to Bankruptcy Rule 9024 in the Bankruptcy case, in regards to: Electric Transportation Engineering Corporation (Case No. 13-626), confirming a Plan of Reorganization of Electric Transport Engineering Corporation, whereby the Official Committee of Unsecured Creditors of the estate (“Creditors”) would own 50% of the Reorganized Electric Transport Engineering Corporation (“Reorganized ETEC”) in consideration, of foregoing the amounts formerly owed by the estate and the Company would own the remaining 50% of the Reorganized ETEC. The initial consideration as of December 31, 2014 was $1,000,000, consisting of an initial payment of $275,000 (including $70,000 to be paid on behalf of the estate directly to their professional service providers and $94,035 representing forbearance of a Blink receivable from the estate) and a subsequent cash payment of $725,000. On April 10, 2015, the consideration was amended to an initial payment of $375,000 (including approximately $281,000 to be paid on behalf of the estate directly to their professional service providers and $94,035 representing forbearance of a Blink network receivable from the estate) and a subsequent cash payment of $825,000 to the Creditors secured by 8,250 shares of Series B Convertible Preferred Stock issued in 2015 under the amendment.

As of December 31, 2014, the ECOtality estate consisted of no material assets, liabilities or business other than deferred tax assets associated with carryforward net operating losses (“NOLs”). Given that, as of December 31, 2014, there was no implemented plan to realize the benefit of those NOLs, the Company recorded a full valuation allowance against such deferred tax assets.

As of December 31, 2014, after recording the obligation to pay the estate’s professional service providers and the forbearance of the Blink receivable from the estate, the Company established a payable to the estates’ creditor in the amount of $835,965 and expensed the $1,000,000 of consideration within operating expenses on the consolidated statements of operations during the year ended December 31, 2014.

SUMMARY

The revenues and net loss of the acquirees from the dates of their respective acquisition dates through December 31, 2013 included in the consolidated statements of operations is as follows:

	Car	Beam		Blink
	Charging	Charging	350 Green	Network
	Group, Inc.	LLC	LLC	LLC	Total
Revenue	$154,385	$56,902	$50,795	$204,321	$466,403
Net Loss	$(19,265,774)	$(1,592,859)	$(1,487,198)	$(1,791,454)	$(24,137,285)

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS – CONTINUED

SUMMARY – CONTINUED

The unaudited pro forma revenues and net loss of Car Charging Group, Inc. and the acquirees for the year ended December 31, 2013 as if the acquisitions occurred as of January 1, 2013, is as follows:

	Car	Beam		Blink
	Charging	Charging	350 Green	Network
	Group, Inc.	LLC	LLC	LLC	Total
Revenue	$154,385	$57,662	$190,907	$24,272,000	$24,674,954
Net Loss	$(19,265,774)	$(1,629,770)	$(1,981,547)	$(18,719,000)	$(41,596,091)

5. ASSETS AND LIABILITIES TRANSFERRED TO TRUST MORTGAGE – 350 GREEN

SUMMARY

The Company had, after the acquisition of 350 Green, been continuously negotiating with 350 Green’s creditors in an attempt to reduce 350 Green’s liabilities. On April 17, 2014, the Company’s Board of Directors executed a resolution to form a trust mortgage relating to 350 Green. A trust mortgage is a non-judicial vehicle for the reorganization and the debt restructuring or the sale or wind down of 350 Green and a liquidation of its assets under the control of a third party trustee. It is similar in intent to an Assignment for the Benefit of Creditors under applicable state law but unlike an Assignment or a liquidation under the United States Bankruptcy Code, the trust mortgage is not governed by statute except to the extent of Article 9 of the Uniform Commercial Code as it relates to the grant of a security interest by the Company to the trustee. The trust mortgage is a binding contract between 350 Green and the trustee, but not binding upon the creditors of 350 Green, to serve as fiduciary for the benefit of all creditors of 350 Green, whereby 350 Green irrevocably conferred upon the trustee the authority and power to manage the operations and assets of the business in a manner that will maximize recovery for 350 Green’s creditors. Upon entering into the trust mortgage, the trustee reviewed the financial records of 350 Green, attempted to contact the creditors of 350 Green in order to ascertain the amounts owed to such creditors, and performed a liquidation analysis of the assets of 350 Green in order to form a course of action by which to maximize recovery for the creditors of 350 Green. The Company retained ownership of 100% of the membership interests of 350 Green.

On May 29, 2014, the Company and EVSE Management LLC (“EVSE”) entered into a Management Services Agreement and on June 27, 2014, EVSE purchased certain assets from 350 Green.

On September 8, 2014, the Company entered into an agreement among the trustee of 350 Green, an attorney, 350 Green and the Company whereby the Company would pay the legal fees incurred in connection with an action brought by 350 Green against JNS. In the event 350 Green prevailed in its action, the charging stations restored to 350 Green would become the property of the Company to the extent of the amount of the legal fees incurred by the Company. In the event 350 Green did not prevail in its action, the Company would have the right to offset the amounts expended against the secured note payable.

On September 30, 2014, the Company (“Assignor”) entered into an Assignment Agreement with Green 350 Trust Mortgage LLC (“Assignee”), an entity formed by the trustee for the sole purpose to entering into this transaction, under which Assignor, the sole member of 350 Green, irrevocably assigned, sold and transferred 100% of the limited liability company membership interests in 350 Green to Assignee and Assignee accepted such transfer in consideration of receipt of $100 as of September 30, 2014. On September 30, 2014 350 Green’s balance sheet included $114 in cash, $319,903 in note receivable from EVSE and $4,504,490 in accounts payable and accrued expenses. This assignment did not include the right to the Company’s beneficial interest in the potential favorable outcome of an adjudication of a legal matter involving 350 Green. That right did not transfer as part of the Assignment Agreement and the Company still maintains its beneficial interest in the potential favorable outcome of the adjudication of the legal matter involving 350 Green. The trustee of trust mortgage is now, through an affiliated company of the trustee (Assignee), the 100% owner of the membership interest of 350 Green and as the 100% owner of such membership interest, the trustee fully controls the ability to file an assignment for the benefit of creditors or a federal bankruptcy proceeding. See Note 16 – Commitments and Contingencies – Litigation and Disputes for additional details.

The Company determined that it is the primary beneficiary of 350 Green due to the subordinated financing arrangements (See Note 5 – Assets and Liabilities Transferred to Trust Mortgage – 350 Green – EVSE Agreement for additional details) as well as being the primary beneficiary in the outcome of the action against JNS as of December 31, 2014, and as such, 350 Green’s assets, liabilities and results of operations are included in our consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ASSETS AND LIABILITIES TRANSFERRED TO TRUST MORTGAGE – 350 GREEN – CONTINUED

SUMMARY – CONTINUED

The following amounts pertaining to 350 Green are included in the consolidated statement of operations for the period from April 17, 2014 to December 31, 2014:

For The Period From
April 17, 2014
to December 31, 2014
Revenues	$2,723

Cost of Revenues	97,988

Gross Loss	(95,265)

Operating Expenses:
Other operating expenses	254,036
General and administrative expenses	166,273
Loss on sale/replacement of EV charging stations	48,427
Total Operating Expenses	468,736

Loss From Operations	(564,001)

Other Income:
Interest income	32,699

Total Other Income	32,699

Net Loss	$(531,302)

The following represents the change in the balance of the non-controlling interest:

Balance - December 31, 2013	$-

Net liabilities of 350 Green on April 17, 2014 (date of loss of control)	(3,869,428)
Net loss of 350 Green for the period from April 17, 2014 to December 31, 2014	(531,302)

Balance - December 31, 2014	$(4,400,730)

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ASSETS AND LIABILITIES TRANSFERRED TO TRUST MORTGAGE – 350 GREEN – CONTINUED

ACCRUED EXPENSES

Accrued expenses pertaining to 350 Green consisted of the following:

December 31, 2014
Accrued taxes	$113,531
Accrued host fees	51,064
Accrued fees	158,021
Accrued interest	-
Accrued legal expenses	-
Total	$322,616

Accrued fees at December 31, 2014 consisted of disputed network fees and documentation requirements pertaining to chargers acquired as a result of the acquisition of 350 Green. A network operator had withheld revenues covering the period of April 2013 through June 2015. On June 29, 2015, the parties reached a settlement whereby the network operator forgave the subsidiaries of the Company, exclusive of 350 Green, of the net amount owed to the network operator by 350 Green.

NOTE PAYABLE

In conjunction with the acquisition of 350 Green, the Company assumed a note payable in the principal amount of $105,000 that bears interest at a rate of 5% per annum. The note is collateralized by 28 installed charging stations. The note requires principal payments of $10,500 per month, with the final monthly payment to be made on December 31, 2013. During the year ended December 31, 2014, the Company repaid the note and accrued interest in full, such that there was no outstanding balance as of December 31, 2014.

EVSE AGREEMENT

On May 29, 2014, EVSE, a wholly-owned subsidiary of the Company, entered into a Management Services Agreement whereby EVSE would administer the contracts, including the servicing of the related charging stations, of 350 Green on behalf of the trustee in consideration of the revenues derived from such charging stations until the sale of the charging stations or notice from the Company to terminate the Management Services Agreement. No revenues were earned by EVSE during the year ended December 31, 2014 from the charging stations noted above. In addition, 350 Green and the trustee did not pay or incur any liability to CCGI or any of its subsidiaries during the period of April 17, 2014 through December 31, 2014.

On June 27, 2014, EVSE entered into an Asset Purchase Agreement (“Agreement”) with the trustee and 350 Green to purchase from 350 Green (a) charging stations and related service contracts, together with any and all other grants, credits, licenses, and rights associated with them, (b) uninstalled car charging stations that may be in the possession of 350 Green creditors, (c) 350 Green charging stations in various stages of installation and (d) other assets, in consideration of $860,836 consisting of the following:

Secured debt to fund the operations and activities of the trustee since formation of the Trust Mortgage from Car Charging, Inc. (1)	$200,000
Secured claims held by Car Charging, Inc. prior to the formation of the Trust Mortgage against 350 Green	293,049
Related party debt - issuance of note payable (2)	314,598
Cash	53,189
Total consideration given	860,836
Net book value of assets acquired	909,263
Intercompany loss on sale of assets - eliminated in consolidation	$48,427

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ASSETS AND LIABILITIES TRANSFERRED TO TRUST MORTGAGE – 350 GREEN – CONTINUED

EVSE AGREEMENT – CONTINUED

(1)	The $200,000 paid to the trustee is recorded as general and administrative expenses during the year ended December 31, 2014.

(2)	In July 2014, $31,760 was paid and the remaining $283,138 is payable in four equal installments on the four succeeding anniversary dates of the Agreement. Interest on the unpaid portion of the debt accrues at the rate of 100 basis points above the prime rate published by Bank of America on the date of the agreement and is payable with the last anniversary payment and (c) cash of $53,189. On July 8, 2015, the Company and the trustee agreed to settle the remaining outstanding debt for $25,000 and additionally, the trustee would relinquish his lien on the assets sold.

Since this was an intercompany transaction, it did not have any impact upon the accounting reported in the consolidated financial statements. The net book value of the assets on the date of purchase was $909,263. The loss of $48,427 on 350 Green’s books was eliminated in consolidation. As a result of the Agreement, 350 Green is no longer engaged in any revenue producing activities or any other attributes that could result in concluding that 350 Green may still constitute a business in accordance with Regulation S-X, 210.11-01 (d).

6. FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2014	2013
EV charging stations	$4,708,182	$9,448,724
Software	464,997	326,335
Automobiles	269,915	132,751
Office and computer equipment	98,405	98,405
Machinery and equipment	71,509	71,509
	5,613,008	10,077,724
Less: accumulated depreciation	(3,305,891)	(2,592,512)
Fixed assets, net	$2,307,117	$7,485,212

Depreciation and amortization expense related to fixed assets was $2,699,572 and $2,546,930 for the years ended December 31, 2014 and 2013, respectively, of which $2,455,885 and $2,505,780, respectively, was recorded within cost of sales in the accompanying consolidated statements of operations.

The Company sustained operating and cash flow losses from inception through December 31, 2014 which formed a basis for performing an impairment test of its electric charger fixed asset group. The assets were grouped on a state by state basis as the overwhelming majority of chargers were deployed in major metropolitan areas of heavily populated states that encouraged “green” public policy. Furthermore, the chargers in those areas had a symbiotic relationship to one another as they provided alternative charging sources within a geographically concentrated area. The Company performed a recoverability test on these chargers and for those charger groups that failed the test based on a comparative measurement of undiscounted cash flows, we measured and recorded an impairment charge based on a measurement of fair value of those assets using an income approach. The key assumptions used in the estimates of projected cash flows utilized in both the test and measurement steps of the impairment analysis were projected revenues and related host payments. These forecasts were based on actual revenues for the eight months ended May 31, 2014 and take into account recent developments as well as the Company’s plans and intentions. These are considered level 3 inputs in the fair value hierarchy (See Note 3). Based upon the results of the discounted cash flow analysis, the Company recorded an impairment charge on certain chargers of $631,011 during the year ended December 31, 2014.

On April 2, 2015, the Company was notified by a host to remove 304 level 2 charging stations from its various locations throughout the United States, installed by 350 Green prior to the Company’s acquisition of 350 Green which is currently owned by EVSE. The customer alleged material breaches by 350 Green of the Charging Station License Agreement between the parties. As a result of the notification, the Company performed an impairment test on those specific charging stations and concluded they were fully impaired. As a result, the Company recorded an impairment charge of $333,974 during the year ended December 31, 2014. On July 10, 2015, the Company sold 142 of these charging stations to a competitor for an aggregate purchase price of $106,700.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FIXED ASSETS – CONTINUED

In conjunction with the acquisition of 350 Green in April 2013, the Company acquired $298,322 of charger deployments in progress at various locations throughout the United States. The stages of completion varied, however, none were of imminent deployment. During the year ended December 31, 2014, the Company’s management determined that the Company would not move forward in completing deployment of any of these locations as the site conditions were determined to not be feasible. Accordingly, the Company recorded an impairment charge of $298,322 during the year ended December 31, 2014 related to the abandonment of assets.

In conjunction with the acquisition of assets the Blink Network on October 16, 2013, the Company acquired approximately 4,300 chargers. All of the chargers were funded under a grant from the United States Department of Energy (“DOE”). The contracts entered into by Ecotality (the owner of the Blink Network) generally stipulated that title to the chargers rested with Ecotality until such time as the DOE grant terminated (originally scheduled as December 31, 2013). As described in Note 8 - Accrued Expenses - U.S. Department of Energy Obligation, the Company sought to novate the DOE grant to fulfill Ecotality’s obligations and receive any remaining funds available under the terms of the grant. Meanwhile, the Company sought to convert the old Ecotality contracts with the hosts into new contracts with the Company and among other things, gain ownership of the chargers. On August 8, 2014, the Company was apprised by the DOE that it would not novate the grant. The Company determined that 2,813 level 2 chargers with a net book value of $1,276,749 and 38 DC Fast Chargers with a net book value of $314,366 were owned by their respective hosts. The Company recorded a charge to operating expenses of $1,591,115 during the year ended December 31, 2014 pertaining to chargers whose title was lost as result of the DOE grant not being novated.

7. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2014	2013
Trademarks	$17,580	$17,580
Patents	132,661	132,661
Government contracts	-	923,261
	150,241	1,073,502
Less: accumulated amortization	(13,129)	(109,854)
Intangible assets, net	$137,112	$963,648

Amortization expense related to intangible assets was $290,374 and $109,854 for the years ended December 31, 2014 and 2013, respectively.

On July 8, 2015, the Company was notified by the New York State Energy Research and Development Authority (“NYSERDA”) that it would not extend its deadline of June 30, 2015 for completion of the scope of the Company work prescribed by the grants which were acquired in conjunction with the acquisitions of Beam and EV Pass. As a result, the Company performed an impairment test as of December 31, 2014 of the intangible asset and determined that it was fully impaired. Accordingly, the Company recorded an impairment charge of $536,161 which was equal to the remaining net book value of the government contracts as of December 31, 2014.

See Note 4 for additional details.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. OTHER ASSETS

Other assets consist of the following:

	December 31,
	2014	2013

Nissan chargers	$462,552	$-
Prepaid software development costs	-	150,000
Prepaid consulting fees	-	140,887
Deposits	69,001	42,275
Inventory conversion costs	28,307	-
Other	9,843	-
	$569,703	$333,162

See Note 17 - Subsequent Events for details associated with the Nissan North America (“Nissan”) direct current fast chargers (“DCFC”).

9. ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	December 31,
	2014	2013

Registration rights penalty	$2,569,788	$1,559,838
Obligation to U.S. Department of Energy	1,833,896	2,316,508
Accrued consulting fees	936,862	985,122
Due to Creditors Committee of the Ecotality Estate	1,035,965	-
Accrued host fees	680,080	356,414
Accrued public information fee	711,517	-
Accrued fees	883,707	135,000
Accrued wages	322,651	23,800
Warranty payable	196,402	514,000
Accrued taxes payable	146,577	415,506
Warrants payable	63,533	1,216,000
Accrued interest expense	42,202	11,496
Dividend payable	20,800	-
Deferred rent	6,564	20,445
	$9,450,544	$7,554,129

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ACCRUED EXPENSES – CONTINUED

REGISTRATION RIGHTS PENALTY

In connection with the sale of the Company’s common stock and warrants during the year ended December 31, 2013, the Company granted the purchasers and the placement agents registration rights on the common stock and warrants within 60 days of the date of the sale of the stock, as amended. The Stock Purchase Agreement (“SPA”) provided for a penalty provision of 1% of the gross proceeds for each month that the shares are not registered, not to exceed 10%. The Securities and Exchange Commission (“SEC”) notified the Company that it could not review its registration statement until such time as the Company furnished two years of audited financial statements of 350 Green and ECOtality as the acquisitions were deemed significant. The Company sought a waiver of the audit requirement but the SEC denied the granting of a waiver. On February 5, 2015, the holders of a majority of the shares affected by the registration rights penalty granted the Company the option to satisfy the accrued registration rights penalty and related interest as of December 23, 2014 totaling $1,724,823 in Series C Convertible Preferred Stock with a stated value of $100, in lieu of cash. The Company elected this option which required the Company to pay a 20% premium causing the liability to increase to $1,850,188, exclusive of interest of $219,600. On February 10, 2015, the Company issued 20,414 shares of Series C Convertible Preferred Stock and on March 31, 2015, the Company issued the remaining 283 shares of Series C Convertible Preferred Stock.

In connection with the sale of the Company’s Series C Convertible Preferred Stock during the year ended December 31, 2014, the Company granted the purchasers registration rights. As of December 31, 2014, the Company was not in a position to furnish two years of audited financial statements of 350 Green and Ecotality to the SEC, therefore the SEC is unable to review any registration statement, if submitted. As a result, the Company accrued $500,000 of Series C Convertible Preferred Stock registration rights penalties, which represents 10% of the final Series C Convertible Preferred Stock issuance dollar amount.

OBLIGATION TO U.S. DEPARTMENT OF ENERGY

In conjunction with the U.S. Department of Energy (“DOE”) grant, the DOE owns 51% of all property reimbursed under the terms of the grant with a per unit fair value in excess of $5,000 but allows for the grantee to purchase the DOE’s share at the end of the grant. The DOE grant was under novation negotiations and terminated as of December 31, 2013. On August 8, 2014, the DOE notified the Company that it would not novate the DOE grant. On September 2, 2014, the Company was notified by the DOE that the DOE had no property interest in the 93 DCFCs in the Company’s inventory which resulted in a release from liability to the DOE of $482,612.

Additionally, the DOE notified the Company that it continues to have a property interest in the 107 installed DCFCs if the fair market value of each DCFC had a market value in excess of $5,000 on October 16, 2013, the date of the Blink purchase agreement approved by the bankruptcy court. The DOE requested documentation describing the data, assumption and methodologies that the Company used to determine the value as of the closing date. The Company provided the DOE with additional documentation and calculations supporting its belief that each DCFC acquired as of the closing date of the Blink purchase agreement approved by the bankruptcy court had a fair market value of less than $5,000. On May 5, 2015, the DOE notified the Company that it agreed with the Company’s analysis and had determined that the DOE’s interest in the DCFCs was extinguished. As a result, the Company plans to reverse the accrued liability in the second quarter of 2015 commensurate with the date of the DOE notification.

CONSULTING FEES

Accrued consulting fees represent contractual obligations to issue shares of the Company’s common stock and/or cash to consultants for services rendered. The Company is currently contesting whether the services were performed in accordance with the terms of their respective contracts and therefore has not issued the shares and/or paid the cash.

DUE TO CREDITORS COMMITTEE OF THE ECOTALITY ESTATE

See Note 4 – Acquisitions – Ecotality Estate.

ACCRUED HOST FEES

Accrued host fees represent amounts due to hosts for revenue sharing and electricity reimbursement in accordance with their respective agreements with the Company.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ACCRUED EXPENSES – CONTINUED

ACCRUED PUBLIC INFORMATION FEE

In accordance with the SPA of October 11, 2013 and December 9, 2013, the Company was required to be compliant with Rule 144(c)(1) of the SEC, as defined, so as to enable investors to sell their holdings of Company shares in accordance with the SPA. In the event of the Company’s noncompliance with Rule 144(c)(1) at any time after the six (6) month anniversary of the offering, the investors are entitled to receive a cash fee of 1% of the aggregate subscription amount of the purchaser’s securities, plus an additional 1% for every pro rata 30 day period that the Company is not in compliance. During 2014, the Company was late with several SEC filings resulting in its non-compliance with Rule 144(c)(1). The Company accrued a public information fee of $711,517 as of December 31, 2014.

ACCRUED FEES

Accrued fees consist of professional, board of director, network fees and other miscellaneous fees.

ACCRUED WAGES

Accrued wages primarily consist of liabilities associated with the Company’s payroll obligation to its Chief Visionary Officer according to his contract with the Company.

WARRANTY PAYABLE

The Company provides a limited product warranty against defects in materials and workmanship for its Blink residential and commercial chargers, ranging in length from one to two years. The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of sales. Estimated warranty costs are based on historical product data and anticipated future costs. Should actual failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. Warranty expenses for the years ended December 31, 2014 and 2013 were $287,408 and $131,675, respectively.

TAXES PAYABLE

Taxes payable consist of accrued sales and use, personal property, payroll and other miscellaneous taxes.

WARRANTS PAYABLE

In conjunction with the Beam acquisition, the agreement provided for anti-dilution protection to former members of Beam until such time as a former member sells or disposes of all of his CCGI common stock. As specified in the agreement, if the Company issues securities below $1.58 (a “Triggering Event”), the Company is required to issue a one-year warrant to each former member to purchase an additional number of Company common shares at the Triggering Event price. The Company has accrued for warrants payable based on the Triggering Events that have occurred through December 31, 2014, as discussed in Note 13 – Stockholders’ Deficiency. The warrant payable balance at December 31, 2014 and 2013 was $63,533 and $1,216,000, respectively. See Note 12 – Fair Value Measurement for additional details. See Note 17 – Subsequent Events – Equity Issuances for details of warrant issuances subsequent to December 31, 2014.

10. NOTES PAYABLE

CONVERTIBLE NOTES

In August 2013, the Company and the holder of the $150,000 of past due convertible notes and approximately $15,000 of accrued interest, agreed to convert the notes and accrued interest thereon at a conversion price of $0.50 per share thereby issuing 330,000 shares of the Company’s common stock and an additional warrant for 330,000 shares of common stock exercisable at $2.25 per share which vests immediately and expires on August 11, 2016. This agreement represents an inducement to convert the notes. The fair value of the common stock and warrant issued exceeded the fair value of the original conversion terms of the notes and the related accrued interest resulting in a debt conversion expense of $687,286 which is recorded in Other income/(expense) on the Statement of Operations. The fair value of the warrant on the date of the grant was estimated at $360,428 using a Black-Scholes option pricing model with the following assumptions: (1) expected volatility of 137% based on historical volatility, (2) an interest rate of 0.61%, (3) expected life of 3 years and (4) zero dividend yield. The fair value of the common stock based on the date of grant was $492,063.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. NOTES PAYABLE – CONTINUED

CONVERTIBLE NOTES – CONTINUED

On November 14, 2014, the Company issued a two-month convertible note in the principal amount of $200,000 to an investor which is convertible into the Company’s common stock at $1.05 per share of common stock, bears interest at 12% per annum and is secured by substantially all the assets of the Company. In connection with the convertible note issuance, the Company issued the investor an immediately vested five-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.05 per share. The relative fair value of the warrant on the date of the grant was estimated at $79,983 using the Black-Scholes valuation model under the following assumptions: (1) expected volatility of 127.5%, (2) risk-free interest rate of 1.65%, (3) expected term of five years and (4) 0% dividend yield. The relative fair value of the warrant was recorded as a debt discount with a corresponding credit to additional paid in capital and will be amortized over the term of the note. See Note 17 - Subsequent Events for additional details.

Amortization of debt discount for the years ended December 31, 2014 and 2013 was $61,626 and $173,484, respectively, related to convertible notes payable.

NON-CONVERTIBLE NOTES

In February 2013, the Company borrowed $2,000 from a shareholder on an unsecured basis with interest of 12% per annum payable on demand. The loan was paid in full during the year ended December 31, 2013 with accrued interest thereon of $5.

In conjunction with the acquisition of EV Pass in April 2013, the Company issued a non-interest bearing note in the principal amount of $75,000, to be repaid in three equal installments of $25,000 on each subsequent three-month anniversary date of the note such that the note was scheduled to be repaid in full by November 3, 2013. During the years ended December 31, 2014 and 2013, the Company made aggregate repayments of $0 and $25,000, respectively, such that the remaining principal balance was $50,000 as of December 31, 2014. Subsequent to December 31, 2014, the Company repaid the remaining principal balance such that the note was no longer outstanding as of December 7, 2015.

In conjunction with the acquisition of 350 Green in in April 2013, the Company issued a non-interest bearing note to the former members of 350 Green, secured by certain assets of the Company, in the amount of $500,000, which requires a $10,000 payment at closing, a subsequent monthly payment of $10,000 and monthly payments of $20,000 thereafter until such time as the note is paid in full, circa May 2015. The Company imputed an interest rate of 12% per annum and recorded the debt at its present value of $444,768 on the date of issuance. During the years ended December 31, 2014 and 2013, the Company has made aggregate repayments, inclusive of accrued interest, of $0 and $140,000, respectively, such that, as of December 31, 2014, the outstanding balance of principal and accrued interest was $327,967 and $29,103, respectively. As the Company has not made any payments since November 2013, the note is currently in default. See Note 16 - Commitments and Contingencies - Litigation for details of litigation associated with the default.

For the year ended December 31, 2013, the Company issued nine notes to a company which was controlled and is currently owned by the Company’s former CEO in aggregate of $440,000 with interest at 12% per annum and payable on demand. As of December 31, 2013, the Company had repaid the notes inclusive of accrued interest of $10,117 thereon.

During the period of October 6, 2014 through December 1, 2014, the Company issued four six-month notes to the Company’s former CEO in aggregate of $135,000 which bear interest at 8% per annum and are secured by substantially all the assets of the Company. The notes are outstanding as of December 31, 2014. As of December 7, 2015, the Company had repaid $65,000.

On December 15, 2014, the Company issued a six-month note in the principal amount of $65,000 bearing interest at 8% per annum to a company for which the Company’s former CEO is the majority shareholder and an officer of the company. During the year ended December 31, 2014, the note and accrued interest thereon was repaid in full.

INTEREST EXPENSE

Interest expense on notes payable for the years ended December 31, 2014 and 2013 was $235,065 and $73,958, respectively.

PRINCIPAL REPAYMENTS

During the years ended December 31, 2014 and 2013, the Company made aggregate principal repayments of $213,843 and $1,464,056 associated with convertible and non-convertible notes payable.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. DEFERRED REVENUE

The Company is the recipient of various private and governmental grants, rebates and marketing incentives. Reimbursements of periodic expenses are recognized as income when the related expense is incurred. Private and government grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the recognition of the related depreciation expense of the related asset over their useful lives.

Grant, rebate and incentive revenue recognized during the years ended December 31, 2014 and 2013 was $950,358 and $90,796, respectively.

Deferred revenue consists of the following:

	December 31,
	2014	2013

Nissan	$681,758	$781,521
NYSERDA	279,477	72,288
CEC	205,140	-
NV Energy Commission	32,626	-
Other	36,331	36,677
Total deferred revenue	1,235,332	890,486
Deferred revenue, non-current portion	(275,370)	(678,392)
Current portion of deferred revenue	$959,962	$212,094

It is anticipated that deferred revenue as of December 31, 2014 will be recognized over the next four years as follows:

For the Year Ending
December 31,	Revenue

2015	$959,962
2016	197,285
2017	49,814
2018	28,271
Total	$1,235,332

12. FAIR VALUE MEASUREMENT

DERIVATIVE LIABILITIES

During the year ended December 31, 2013, the Company sold common stock and warrants to investors. The warrants contained an exercise price reset provision. The Company computed the issuance date fair value of the warrants to be an aggregate of $11,042,057 which was recorded as a derivative liability. On December 31, 2014 and 2013, the Company recomputed the fair value of the warrants and recorded a gain on the change in fair value of derivative liabilities of $3,407,823 and $1,303,286 during the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company, in consideration of the amendment of certain warrants to remove the exercise price reset provision (the “Amended Warrants”), offered to issue a warrant to purchase a number of shares of common stock equal to 25%-27% of the number of shares underlying the amended warrant (the “Inducement Warrants”). The Inducement Warrants vest immediately, have a term of five years and an exercise price equal the fair market value of the Company’s common stock on the date of issuance. As a result, during the year ended December 31, 2014, warrants to purchase an aggregate of 9,881,418 shares of common stock were amended to remove the exercise price reset provision which resulted in the reclassification of $4,345,355 from derivative liability to additional paid in capital, which fair value was recomputed on the date of amendment. The Amended Warrants had an aggregate fair value of $1,596,685 as of the date of amendment, which represented a reduction in fair value of $2,748,670. In addition, Inducement Warrants to purchase an aggregate of 2,626,068 shares of common stock were issued during the year ended December 31, 2014 and had an issuance date fair value of an aggregate of $382,753 which was recorded as inducement expense in the accompanying statement of operations for the year ended December 31, 2014.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. FAIR VALUE MEASUREMENT – CONTINUED

DERIVATIVE LIABILITIES – CONTINUED

In connection with the sale of Series C Convertible Preferred Stock during the year ended December 31, 2014, the Company issued five-year warrants to purchase an aggregate of 8,571,429 shares of the Company’s common stock at an exercise price of $1.00 per share that contain exercise price reset provisions. See Note 13 – Stockholders’ Deficiency – Preferred Stock – Series C Convertible Preferred Stock for additional details. The warrants had an aggregate issuance date fair value of $529,904 using the Binomial Lattice Model, which was recorded as a debit to preferred stock discount and a credit to derivative liabilities. Given that redemption was not deemed to be probable, the Company has not recorded amortization of the preferred stock discount. On December 31, 2014, the Company recomputed the fair value of the warrants as $688,040 and recorded a loss on the change in fair value of derivative liabilities of $158,136.

On December 23, 2014, the Company reclassified warrants to purchase 31,896,182 shares of common stock with a value of $914,977 from additional paid in capital to derivative liabilities as a result of the existence of a provision that provides for a cash payment to the holder equal to the value of the warrant as computed using the Black-Scholes option pricing model upon a future fundamental transaction, as defined in the agreement. The Company has determined that the occurrence of a fundamental transaction is no longer under its control due to the December 23, 2014 (the date of issuance of Series C Convertible Preferred Stock) effectiveness of the Series A Preferred Stock holder’s (the Company’s former CEO) waiver of his super voting rights which permitted him votes equal to five times the number of his common stock equivalents.

WARRANTS PAYABLE

In connection with the Beam Exchange Agreement, during the years ended December 31, 2014 and 2013, the Company accrued for the value of the warrant obligations resulting from the Triggering Events occurring during the same period, which, using the Black-Scholes option pricing model, was determined to be an aggregate of $66,963 and $1,216,000, respectively, which was a component of accrued expenses in the consolidated balance sheets as of December 31, 2014 and 2013, respectively. The Company recomputed the fair value of the warrants payable and recorded a gain on the change in fair value of $34,240 and $264,000 during the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company issued warrants to purchase an aggregate of 746,098 shares of common stock at an estimated fair value of $259,690 to the former Beam members. As of December 31, 2014, warrants to purchase an aggregate of 167,462 shares of common stock are required to be issued, with an estimated fair value of $63,533 using the following assumptions: expected volatility of 87%; risk-free interest rate of 0.24%; expected term of one year; and 0% dividend yield. These warrants were issued by the Company on January 27, 2015.

During year ended December 31, 2014, the Company changed significant estimates used to calculate the fair value of the warrants including the term, the impact of Beam member stock sales and the impact thereof on their subsequent percentage of ownership on a prospective basis and changes to percentage of ownership on a fully-diluted basis, which resulted in a $925,500 gain on the change in fair value.

SUMMARY

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Years Ended
	December 31,
	2014	2013

Risk-free interest rate	1.10%	0.61% - 0.78%
Expected term (years)	2.78 - 4.98	4.78 - 5.00
Expected volatility	83.50%	90.11% - 91.84%
Expected dividend yield	0.00%	0.00%

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. FAIR VALUE MEASUREMENT – CONTINUED

SUMMARY – CONTINUED

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

	December 31,
	2014	2013

Derivative Liabilities
Beginning balance as of January 1,	$9,511,364	$-
Issuance of Series C derivative liability	529,905	11,042,057
Change in classification	914,977	-
Change in fair value of derivative liability	(2,975,597)	(1,530,693)
Extinguishment	(4,345,355)	-
Ending balance as of December 31,	$3,635,294	$9,511,364

Warrants Payable
Beginning balance as of January 1,	$1,216,000	$-
Provision for new warrant issuances	66,963	1,480,000
Change in fair value of warrants payable	(34,240)	(264,000)
Change in estimate	(925,500)	-
Issuance of warrants	(259,690)	-
Ending balance as of December 31,	$63,533	$1,216,000

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$3,635,294	$3,635,294
Warrants payable	-	-	63,533	63,533
Total liabilities	$-	$-	$3,698,827	$3,698,827

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$9,511,364	$9,511,364
Warrants payable	-	-	1,216,000	1,216,000
Total liabilities	$-	$-	$10,727,364	$10,727,364

13. STOCKHOLDERS’ DEFICIENCY

AUTHORIZED CAPITAL

As of December 31, 2014, the Company was authorized to issue 500,000,000 shares of common stock, $0.001 par value, and 40,000,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock is designated as follows: 20,000,000 shares to Series A Convertible Preferred Stock; 10,000 shares to Series B Convertible Preferred Stock; 250,000 shares to Series C Convertible Preferred Stock; and 19,740,000 shares undesignated.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS’ DEFICIENCY – CONTINUED

OMNIBUS INCENTIVE PLANS

On January 11, 2013, the Board of the Company approved the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2013 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The 2013 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2013 Plan is 5,000,000, adjusted as provided in Section 11 of the 2013 Plan. No awards may be issued after December 1, 2015. The 2013 Plan was approved by a majority of the Company’s shareholders on February 13, 2013. As of December 31, 2014, options to purchase 2,826,331 shares of common stock and 1,373,261 shares of common stock were outstanding to employees and consultants of the Company.

On March 31, 2014, the Board of the Company approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2014 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant. The 2014 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2014 Plan is 5,000,000, adjusted as provided in Section 11 of the 2014 Plan. No awards may be issued after December 1, 2016. The 2014 Plan was approved by a majority of the Company’s shareholders on April 17, 2014. As of December 31, 2014, options to purchase 925,000 shares of common stock and 132,179 shares of common stock were outstanding to employees and consultants of the Company.

PREFERRED STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company issued 10,000,000 shares of Series A Convertible Preferred Stock to the Company’s former CEO. The Series A Convertible Preferred Stock have a par value of $0.001 and are convertible into 2.5 shares of common stock for every Series A Convertible Preferred share so long as Series C Convertible Preferred Stock is outstanding. The Series A Convertible Preferred Stock will have five times the vote of a share of its common stock equivalent when the Series C Convertible Preferred Stock is no longer outstanding. The Series A Convertible Preferred Stock has no redemption rights. The Series A Convertible Preferred Stock shall have no liquidation preference so long as the Series C Convertible Preferred Stock shall be outstanding. Up until December 23, 2014 (the date of issuance of Series C Convertible Preferred Stock), the Series A Convertible Preferred Stock had five times the vote of a share of its common stock equivalent. At the point in time that the Series C Convertible Preferred Stock is no longer outstanding, the super voting rights are automatically reinstated.

SERIES B CONVERTIBLE PREFERRED STOCK

In an anticipation of a settlement of an adversary proceeding initiated by the Official Committee of Unsecured Creditors regarding the Plan of Reorganization in regards to Electric Transportation Engineering Corporation, et al, on April 21, 2015, the Company designated 10,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 and a stated value of $100 per share and convertible into shares of common stock based on the average of the price of the preceding prior 30 trading days as of the date of the request to convert. The Series B Convertible Preferred Stock has no voting rights except under limited conditions as defined and redemption rights as defined.

The holders of Series B Convertible Preferred Stock and the holders of Series C Convertible Preferred Stock, shall proportionately be entitled to receive out of the assets, whether capital or surplus, of the Company an amount in cash equal to the stated value for each respective share of Series B Convertible Preferred Stock or Series C Convertible Preferred Stock before any payments or distributions are made to holders of Series A Convertible Preferred Stock or holders of common stock.

See Note 13 - Stockholders’ Deficiency - Common Stock for details associated with the exchange of Series B Convertible Preferred Stock for common stock.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS’ DEFICIENCY – CONTINUED

PREFERRED STOCK – CONTINUED

SERIES C CONVERTIBLE PREFERRED STOCK

On December 23, 2014, a total of 250,000 shares of Series C Convertible Preferred Stock have been designated for issuance under the Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (the “Series C Certificate of Designation”). The shares of Series C Convertible Preferred Stock have a stated value of $100 per share with an initial conversion price of $0.70 per common share (subject to adjustment as provided in the Series C Certificate of Designation). The Series C Convertible Preferred Stock may, at the option of the purchaser, be converted at any time or from time to time into fully paid and nonassessable shares of common stock at the conversion price in effect at the time of conversion (“Holder Redemption Request”); provided, that a holder of Series C Convertible Preferred Stock may at any given time convert only up to that number of shares of Series C Convertible Preferred Stock so that, upon conversion, the aggregate beneficial ownership of the Company’s common stock as calculated, (pursuant to Rule 13d-3 of the Securities Exchange Act) of such purchaser and all persons affiliated with such purchaser, is not more than 9.99% of the Company’s common stock then outstanding. The number of shares into which one share of Series C Convertible Preferred Stock shall be convertible is determined by dividing the stated value of $100 per share by the initial Conversion Price of $0.70 per common share (subject to appropriate adjustment for certain events, as defined). Shares of the Series C Convertible Preferred Stock shall receive dividends at a quarterly rate payable in either cash or additional shares of Series C Convertible Preferred Stock. If the dividend is paid in cash, the quarterly dividend payment shall be equal to 2% of the stated value per share for each of the then outstanding shares of Series C Convertible Preferred Stock (the “Cash Dividend Rate”). If, however, the quarterly dividend is paid in shares of Series C Convertible Preferred Stock, the quarterly dividend payment shall be equal to 2.5% of the stated value per share for each of the then outstanding shares of Series C Convertible Preferred Stock (the “Stock Dividend Rate”). In the event that the Company chooses to not honor the Holder Redemption Request, the Cash Dividend Rate and the Stock Dividend Rate shall thereafter be increase by a multiple of two, commencing in the first quarter following the Holder Redemption Request. In the event of a liquidation, the Series C Convertible Preferred Stock is also entitled to a liquidation preference equal to the stated value plus any accrued and unpaid dividends. Except as otherwise required by law, the holders of shares of Series C Convertible Preferred Stock shall vote on an as-if-converted-to-common-stock basis with the common stock. However, as long as any shares of Series C Convertible Preferred Stock are outstanding, the Company shall not take certain actions, as defined, without the prior written consent of at least 60% of the then outstanding Series C Convertible Preferred Stock. At any time following the second anniversary following the issuance of the Series C Convertible Preferred Stock, at the option of the holder, each share of Series C Convertible Preferred Stock shall be redeemable at the option of the holder for an amount equal to the stated value plus all accrued but unpaid dividends plus 1% per month, compounded monthly from the closing date.

The Series C Convertible Preferred Stock holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount in cash equal to the stated value, plus any accrued and unpaid dividends thereon at the Cash Dividend Rate and any other fees or liquidated damages then due and owing thereon under the Series C Certificate of Designation, for each share of Series C Convertible Preferred Stock before any distribution or payment shall be made to the holders of Series A Convertible Preferred Stock or any junior securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders shall be ratably distributed among the holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. After payment of the stated value, plus any accrued and unpaid dividends thereon, to each holder, the remaining balance of any proceeds from the Liquidation shall be allocated to the holders, holders of Series A Convertible Preferred Stock and holders of any common stock on an as-if-converted-to-common-stock basis.

On December 23, 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”) for an aggregate of $6,000,000 (the “Aggregate Subscription Amount”). Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchasers: (i) 60,000 shares of Series C Convertible Preferred Stock convertible into 8,571,429 shares of the Company’s common stock, par value $0.001; and (ii) warrants to purchase an aggregate of 8,571,429 shares of common stock at an exercise price of $1.00 per share (the “Series C Warrants”). In addition, 250 shares of Series C Convertible Preferred Stock convertible into 35,714 shares of common stock, with a value of $25,000, were issued as compensation to purchasers for legal fees.

The release of the Aggregate Subscription Amount to the Company is subject to the Company meeting certain milestones. On December 23, 2014, all the initial closing conditions were met so the Company received $2,000,000 of the Aggregate Subscription Amount and the remaining $4,000,000 was deposited into an escrow account. If the first set of milestones is achieved on or before March 31, 2015, the Company will receive $2,000,000 from the escrow proceeds. The remaining $2,000,000 will be released from escrow based on whether or not the second set of milestones is achieved on or before June 30, 2015. See Note 17 – Subsequent Events – Series C Convertible Preferred Stock for additional details.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS’ DEFICIENCY – CONTINUED

PREFERRED STOCK – CONTINUED

SERIES C CONVERTIBLE PREFERRED STOCK – CONTINUED

As a result of the sale of Series C Convertible Preferred Stock on December 23, 2014 and the registration rights holders’ conversion of their penalty and accrued interest thereon retroactive to December 23, 2014, the Company recorded a dividend payable liability on the shares of Series C Convertible Preferred Stock as of December 31, 2014 of $20,800 and 208 shares of Series C Convertible Preferred Stock were issued in satisfaction of the liability on March 31, 2015.

The Series C Convertible Preferred Stock isn’t mandatorily redeemable, because the instrument doesn’t embody an unconditional obligation requiring the issuer to redeem the instrument at a specified or determinable date or upon an event that is certain to occur. The Series C Convertible Preferred Stock is contingently redeemable anytime following the second anniversary of its issuance. Accordingly, the Series C Convertible Preferred Stock is be classified as permanent equity. Because the embedded conversion option is clearly and closely related to the equity host, even though it has adjustment provisions that causes it not to be indexed to the Company’s own stock, it is not bifurcated and is not accounted for as a derivative liability. The Series C Warrants contain an exercise price reset provision and, accordingly, the Series C Warrants are not considered to be indexed to the Company’s own stock and are, therefore, deemed to be derivative liabilities. See Note 12 – Fair Value Measurement – Derivative Liabilities for details associated with the value and classification of the Series C Warrants.

As a result of the above, the aggregate issuance date fair value of the warrants totaled $529,904 and the net carrying value of the preferred stock is $5,470,096 (the $6,000,000 subscription amount, less the $529,904 preferred stock discount, or 9% and 91% of the $6,000,000 subscription amount, respectively). The aggregate of $530,000 of issuance costs were allocated amongst the instruments and (a) 91% or $483,192 was allocated to the preferred stock and was debited to additional paid in capital; and (b) 9% or $46,808 was allocated to the derivative liabilities and was recognized immediately. The aggregate preferred stock discount of $1,013,096 (Series C Warrants of $529,904 plus allocated issuance costs of $483,192) will not be amortized until/if redemption becomes probable. In addition, the Company recorded a $4,000,000 charge to additional paid-in capital for the portion of subscription proceeds held in escrow which had not been released as of December 31, 2014.

COMMON STOCK AND WARRANT OFFERINGS

During the period of January 28, 2013 through June 11, 2013, the Company sold 4,990,000 shares of common stock and warrants to purchase 4,990,000 shares of common stock at an exercise price of $2.25 per share which expire three years from date of issuance. The proceeds received from the sale of the stock net of issuance costs was $2,198,000. The warrants have an aggregate issuance date fair value of $1,772,320.

During the period of July 1, 2013 through September 30, 2013 the Company sold 2,550,000 shares of common stock and warrants to purchase 2,550,000 shares of common stock at an exercise price of $2.25 per share which expire three years from date of issuance. The proceeds received from the sale of the stock net of issuance costs was $1,210,000. The warrants have an aggregate issuance date fair value of $388,622.

On October 11, 2013, in conjunction with the purchase of the Blink Network (Note 4), and certain assets and liabilities relating to the Blink Network, the Company sold 7,142,857 shares of common stock and warrants to purchase 7,142,857 shares of common stock at an exercise price of $1.00 per share which expire five years from the date of issuance. The proceeds received from the sale of the stock net of issuance costs was $4,490,509. If at any time after the earlier of (i) the 1 year anniversary of the date of the Purchase Agreement and (ii) the completion of the then-applicable holding period required by Rule 144, or any successor provision then in effect, there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant Shares by the Holder, then the Warrants may also be exercised, in whole or in part, at such time by means of a cashless exercise, as defined. The exercise price is subject to an exercise price reset provision in the event of a dilutive issuance as defined. See Note 12 – Fair Value Measurement for additional details.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS’ DEFICIENCY – CONTINUED

COMMON STOCK AND WARRANT OFFERINGS – CONTINUED

On October 17, 2013, the Company sold 642,857 shares of common stock and warrants to purchase 642,857 shares of common stock at an exercise price of $1.00 per share which expire five years from date of issuance. The proceeds received from the sale of the stock net of issuance costs was $403,750. If at any time after the earlier of (i) the 1 year anniversary of the date of the Purchase Agreement and (ii) the completion of the then-applicable holding period required by Rule 144, or any successor provision then in effect, there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant Shares by the Holder, then the Warrants may also be exercised, in whole or in part, at such time by means of a cashless exercise, as defined. The exercise price is subject to a full ratchet reset feature in the event of a dilutive issuance as defined. The exercise price is subject to an exercise price reset provision in the event of a dilutive issuance as defined. See Note 12 – Fair Value Measurement for additional details.

On December 9, 2013, the Company sold 10,000,000 shares of common stock at $1.00 per share and warrants to purchase 10,000,000 shares of common stock at an exercise price of $1.05 per share which expire five years from date of issuance. The proceeds from the sale of common stock net of issuance costs was $8,963,250. If at any time after the earlier of (i) the 1 year anniversary of the date of the Purchase Agreement and (ii) the completion of the then-applicable holding period required by Rule 144, or any successor provision then in effect, there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant Shares by the Holder, then the Warrants may also be exercised, in whole or in part, at such time by means of a cashless exercise, as defined If at any time following the Effective Date, (A) the Closing Bid Price of the Common Stock is equal to or greater than $2.625 (subject to adjustment for forward and reverse stock splits, recapitalizations, stock dividends and the like after the Initial Exercise Date) for a period of 10 consecutive Trading Days, and (B) no Equity Conditions Failure shall exist, the Company shall have the right to require the Holder to exercise all or any portion of the Warrant. The exercise price is subject to an exercise price reset provision in the event of a dilutive issuance as defined. See Note 12 – Fair Value Measurement for additional details.

In connection with the sale of 10,000,000 shares of common stock and warrants to purchase 10,000,000 shares of common stock on December 9, 2013, the Company issued 112,000 fully vested common shares to the placement agent at a price of $1.71 per share based on the market price on the date of issuance and was recorded as a reduction of proceeds from the above sale of the shares of common stock. In addition, the Company issued to the placement agent warrants to purchase 112,000 shares of common stock at an exercise price of $1.05 per share exercisable for a period of five years. The exercise price is subject to an exercise price reset provision in the event of a dilutive issuance as defined. See Note 12 – Fair Value Measurement for additional details.

In connection with the sale of 10,000,000 shares of common stock and warrants to purchase 10,000,000 shares of common stock on December 9, 2013, the Company issued 988,000 units which entitle the placement agent holders to purchase (a) one share of common stock at $1.00 per share and (b) a warrant to purchase one share of common stock at an exercise price of $1.05 per share, exercisable on a cashless basis for a period of five years. The holder must exercise the warrant simultaneously in the event of purchase of the share. The exercise price is subject to an exercise price reset provision in the event of a dilutive issuance as defined. See Note 12 – Fair Value Measurement for additional details.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to stock options, warrants and common stock for the years ended December 31, 2014 and 2013 of $4,238,751 and $10,801,140, respectively. As of December 31, 2014, there was $2,649,773 of unrecognized stock-based compensation expense related to stock options that will be recognized over the weighted average remaining vesting period of 1.6 years.

STOCK OPTIONS

On January 11, 2013, the Company issued options to purchase 12,000 shares of common stock under the 2013 Plan at an exercise price of $1.50 per share to the Company’s newly appointed Board member as part of his compensation package. The options vest ratably over two years from the date of issuance and expire on January 11, 2018. The fair value of the options was $17,881, which will be recognized over the service period.

On February 19, 2013 the Company entered into an agreement with an individual to serve as member of the Company’s Board of Directors for a period of three years. On April 3, 2013, the Company’s Board of Directors approved the individual’s appointment and issued options to purchase 12,000 shares of common stock under the 2013 Plan at an exercise price of $1.43 per share. The options vest ratably over two years from the date of issuance and expire on February 19, 2018. The fair value of the options was $16,818, which will be recognized over the service period.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK OPTIONS – CONTINUED

On April 1, 2013, the Company issued options to purchase 150,000 shares of common stock under the 2013 Plan which vested immediately to a company for the procurement of investor capital. The options expire five years from date of issuance and have an exercise price of $0.50 per share. The fair value of the options was $187,431, which was recorded as a reduction of proceeds.

On August 26, 2013, the Company issued an option to purchase 10,000 shares of common stock under the 2013 Plan to the President of the Company and an option to purchase 686,665 shares of common stock under the 2013 Plan to an employee of the Company. The options vest immediately, expire three years from the date of issuance and have an exercise price of $1.28 per share. The aggregate fair value of the options was $686,833, which was recognized immediately.

In accordance with the agreements of the respective non-employee members of the Board of the Directors, in addition to a cash fee, the Company is required to issue an option to purchase 5,000 shares of common stock for each Board meeting and each committee meeting of the Board of Directors. The options vest in two years from the date of issuance, expire five years from the date of issuance and have an exercise price of $0.01 above the closing price of the Company’s common stock on the date of the grant. During the year ended December 31, 2013, the Company issued options to purchase 65,000 shares of common stock under the 2013 Plan. The fair value of the options was $69,167, which will be recognized over the service period. During the year ended December 31, 2014, the Company issued options to purchase 220,000 shares of the Company’s common stock (100,000 shares under the 2013 Plan and 120,000 shares under the 2014 Plan). The fair value of the options was estimated at $164,015, which will be recognized over the service period.

On March 27, 2014, the Company entered into a contract with Mr. Andrew Shapiro to serve as a member of the Company’s Board of Directors which was approved by the Board of Directors on April 17, 2014. The terms of the agreement require the Company to (1) issue an option to Mr. Shapiro to purchase 400,000 shares of the Company’s common stock under the 2014 Plan at a premium of $0.01 to the closing market price on the date of the Board of Directors approval to his appointment to the Company’s Board of Directors which vest immediately and expire seven years from date of issuance with a grant date fair value of $313,296, which was recognized immediately; (2) a board fee of $100,000 payable in quarterly installments commencing 15 days from his appointment to the Company’s Board of Directors; (3) options to purchase 5,000 shares of the Company’s stock per meeting which vest in one year from the date of the meeting and expire five years from the date of issuance at an exercise price equal $0.01 in excess of the closing price of the Company’s common stock on the date of the meeting and a Nominal Fee, as defined, for every board meeting attended; and (4) an Additional Fee, as defined, for every committee meeting of the Board of Directors attended. The Nominal Fee and the Additional Fee may be paid in cash or in shares of Company’s common stock based on the closing market price of the Company’s common stock on the date of the meeting.

On May 14, 2014, the Company’s Board of Directors authorized the issuance of options to purchase 2,178,000 shares of common stock to 36 employees and 2 consultants of the Company under the 2013 Plan. The options vest on May 14, 2017 and expire on May 14, 2019 and have an exercise price of $1.00 per share. The fair value of the options was $1,570,910, which will be recognized over the service period.

On July 11, 2014, the Company entered into a contract with Mr. Donald Engel to serve as a member of the Company’s Board of Directors which was approved by the Board of Directors on July 30, 2014. The terms of the agreement require the Company to (1) issue an option to Mr. Engel to purchase 300,000 shares of the Company’s common stock under the 2014 Plan at an exercise price of $1.00 per share on the date of the Board of Directors approval to his appointment to the Company’s Board of Directors which vest immediately and expire five years from date of issuance; (2) options to purchase 5,000 shares of the Company’s stock per meeting which vest immediately and expire five years from the date of issuance at an exercise price equal $0.01 in excess of the closing price of the Company’s common stock on the date of the meeting and a Nominal Fee, as defined, for every board meeting attended; and (3) an Additional Fee, as defined, for every committee meeting of the Board of Directors attended. The Nominal Fee and the Additional Fee may be paid in cash or in shares of Company’s common stock based on the closing market price of the Company’s common stock on the date of the meeting. The fair value of the option was $61,295, which was recognized immediately.

On July 18, 2014, the Company issued an option to purchase 100,000 shares of the Company’s common stock under the 2014 Plan at $1.00 per share to an employee for services rendered which vest ratably over three years and expire five years from date of issuance. The fair value of the options was estimated at $55,890, which will be recognized over the service period.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK OPTIONS – CONTINUED

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Year Ended
	December 31,
	2014	2013

Risk free interest rate	0.46% - 1.77%	0.30% - 1.56%
Expected term (years)	2.50 - 4.00	2.50 - 5.00
Expected volatility	85% - 141%	136% - 760%
Expected dividends	0.00%	0.00%

A summary of the option activity during the years ended December 31, 2014 and 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value

Outstanding, December 31, 2012	4,500,000	$1.49
Granted	935,665	1.16
Exercised	-	-
Cancelled/forfeited	(492,000)	1.46
Outstanding, December 31, 2013	4,943,665	$1.43
Granted	3,198,000	0.96
Exercised	-	-
Cancelled/forfeited	(451,000)	1.33
Outstanding, December 31, 2014	7,690,665	$1.00	3.5	$2,000

Exercisable, December 31, 2014	4,076,666	$1.30	3.2	$400

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK OPTIONS – CONTINUED

The following table presents information related to stock options at December 31, 2014:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options

$0.33	25,000	5.0	5,000
0.50	150,000	3.2	150,000
0.53	330,000	4.6	305,000
0.54	25,000	4.6	5,000
0.90	10,000	-	-
0.95	20,000	-	-
0.99	5,000	-	-
1.00	1,954,000	-	-
1.01	420,000	6.3	400,000
1.06	20,000	-	-
1.10	210,000	-	-
1.17	10,000	-	-
1.19	5,000	-	-
1.22	15,000	-	-
1.28	696,665	1.7	696,665
1.31	20,000	3.5	10,000
1.35	5,000	-	-
1.45	5,000	3.5	5,000
1.46	3,000,000	3.0	2,000,001
1.56	10,000	-	-
1.61	750,000	3.0	500,000
1.72	5,000	-	-
	7,690,665	3.2	4,076,666

STOCK WARRANTS

During the period of March 22, 2013 through June 12, 2013, the Company issued to a shareholder warrants to purchase 848,000 shares of the Company’s common stock in connection with the procurement of investor capital. The warrants vest immediately and expire five years from date of issuance; 424,000 warrants have an exercise price of $0.50 and the remaining 424,000 warrants have an exercise price of $2.25. The fair value of the warrants issued on the date of the grant was estimated at $1,008,457. The stock price was based on the closing price of the stock on the date of the grant. The costs were deemed to be issuance costs associated with the sale of shares of stock and have been netted against gross proceeds from such sales. During the period of July 18, 2013 through September 18, 2013, the Company issued to the shareholder warrants to purchase 360,000 shares of the Company’s common stock in connection with the procurement of investor capital. The warrants vest immediately and expire five years from date of issuance; 180,000 warrants have an exercise price of $0.50 and the remaining 180,000 warrants have an exercise price of $2.25. The fair value of the warrants was $443,305, which was recorded as a reduction of the proceeds and an increase and decrease of additional paid in capital. The stock price was based on the closing price of the stock on the date of the grant. The costs were deemed to be issuance costs associated with the sale of shares of stock and have been netted against gross proceeds from such sales.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK WARRANTS – CONTINUED

On April 29, 2013, the Company issued a warrant to a company that is owned by the former CEO of the Company and is a shareholder of the Company to purchase 2,200,000 shares of the Company’s common stock to replace a warrant grant to purchase 2,200,000 shares of the Company’s common stock which had recently expired and was issued for services rendered. The warrant vests immediately, expires three years from date of issuance and have an exercise price of $1.31. The fair value of the warrants was 2,253,119, which was recognized immediately.

On August 26, 2013 the Company issued a warrant to a company that is owned by the former CEO of the Company and is a shareholder of the Company to purchase 3,433,335 shares of the Company’s common stock to replace a grant of a warrant to purchase 3,433,335 shares of the Company’s common stock which had recently expired and was issued for services rendered. The warrant vests immediately, expires three years from date of issuance and have an exercise price of $1.29. The fair value of the warrants was $3,380,926, which was recognized immediately.

On October 11, 2013, in conjunction with sale of Company shares for $5,000,000, the Company issued 714,285 warrants to two individuals who served as placement agents in connection with the sale. The warrants vest immediately, expire five years from date of issuance and have an exercise price of $0.87. The fair value of the warrants was $738,154, which was recognized immediately. The costs were deemed to be issuance costs associated with the sale of shares of stock and have been netted against gross proceeds from such sales.

On May 2, 2014, the Company obtained commitments through December 31, 2014 and through January 2, 2015 from four shareholders to finance up to $6,250,000. In conjunction with the commitment, the Company issued warrants to purchase a total of 3,869,048 shares of the Company’s common stock at $1.05 per share which vest immediately and expire in five years. The fair value of the warrants was $726,868, which expense was recognized immediately. The stock price was determined based on the closing market price on the date of the commitment letter. In addition, the Company would be required to issue additional warrants to the shareholders in the event, the Company exercises the commitment. The commitment amount may be reduced by the issuance of long term debt or the sale of common stock during the remainder of calendar year 2014. The Company paid placement agents $131,250 in commissions which was also recorded as other expense during the year ended December 31, 2014 resulting from the expiration of the commitment. As of January 2, 2015, the date of expiration, no funds were drawn on the commitments and the commitments expired and were not renewed.

On May 10, 2014, a firm executed an agreement to grant the Company exclusive rights to install charging stations on certain of the firm’s properties. In consideration, the Company issued warrants to purchase a total of 2,607,712 shares of the Company’s common stock at $0.97 per share on September 24, 2014. The fair value of the warrants was $321,877, which was recognized immediately.

On December 28, 2014, the Company issued a warrant to purchase 5,000 shares of the Company’s common stock to the Company’s former CEO at an exercise price of $0.40 per share. The warrant vests immediately and expires two years from date of issuance. The warrant was issued as a replacement of a warrant which had expired in accordance with the former CEO’s employment contract.

The assumptions used in connection with the valuation of warrants using the multinomial lattice model were as follows:

	For the Year Ended
	December 31,
	2014	2013

Risk free interest rate	1.10%	0.32% - 1.71%
Expected term (years)	2.78 - 4.98	3.00 - 5.00
Expected volatility	84%	90% - 467%
Expected dividends	0.00%	0.00%

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK WARRANTS – CONTINUED

The following table accounts for the Company’s warrant activity for the years ended December 31, 2014 and 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value

Outstanding, December 31, 2012	11,295,968	$3.50
Issued	35,016,334	1.37
Exercised	-	-
Cancelled/forfeited	(8,417,165)	4.03
Outstanding, December 31, 2013	37,895,137	$1.42
Issued	18,825,355	1.00
Exercised	(959,000)	0.69
Cancelled/forfeited	(1,673,169)	1.58
Outstanding, December 31, 2014	54,088,323	$1.28	3.4	$50

Exercisable, December 31, 2014	54,083,323	$1.28	3.4	$50

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK WARRANTS – CONTINUED

The following table presents information related to stock warrants at December 31, 2014:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants

$0.40	5,000	2.0	5,000
0.50	102,693	0.6	102,693
0.52	353	0.8	353
0.53	304	0.8	304
0.54	270	0.8	270
0.70	101,731	0.6	101,731
0.87	723,618	3.7	723,618
0.90	196	0.6	196
0.95	227	0.6	227
0.97	2,635,074	2.7	2,635,074
1.00	20,276,341	4.3	20,276,341
1.01	5,438	0.6	5,438
1.05	14,817,663	3.5	14,817,663
1.06	392	0.6	392
1.19	1,579	0.6	1,579
1.20	1,087	0.6	1,087
1.22	1,877	0.6	1,877
1.25	3,089	0.6	3,089
1.27	124	0.6	124
1.28	3,344	0.6	3,344
1.29	3,433,882	4.6	3,433,882
1.30	2,588	0.6	2,588
1.31	2,200,875	1.3	2,200,875
1.33	51	0.6	51
1.37	1,264	0.6	1,264
1.42	674	0.6	674
1.50	466	0.6	466
1.56	196	0.6	196
1.59	100,000	1.0	100,000
1.62	33	0.6	33
1.75	15,000	3.3	10,000
1.85	61	0.6	61
2.25	9,599,000	1.4	9,599,000
20.00	50,000	1.0	50,000
30.00	3,833	0.3	3,833
	54,088,323	3.4	54,083,323

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS’ DEFICIENCY – CONTINUED

COMMON STOCK

On December 18, 2012, the Company retained an individual to serve on the Company’s Board of Directors for three years, subject to approval by the Board of Directors. As part of the agreement and the individual’s compensation, the Company was obligated to issue 50,000 shares of the Company’s common stock valued at $74,500 under the 2013 Omnibus Plan. The Company’s Board of Directors did not approve his appointment to the Board of Directors until January 11, 2013, at which time he was issued 50,000 fully vested shares of common stock under the 2013 Omnibus Incentive Plan at $1.49 per share based on the market price on the date of issuance.

On January 14, 2013, the Company entered into a consulting agreement with a firm to provide strategic planning services for 1 year. As part of the firm’s fee, the Company issued fully vested 250,000 shares of its common stock at a price of $1.49 based on the market price on the date of issuance totaling $372,500. The expense is recorded as general and administrative expenses.

On February 5, 2013, the Company entered into a binding memorandum of understanding with a firm to develop application software. As part of its fee, the firm was issued 113,636 fully vested shares of the Company’s common stock at a price of $1.32 per share based on the market price on the date of issuance totaling $150,000. The expense was recognized during the year ended December 31, 2014.

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS’ DEFICIENCY – CONTINUED

COMMON STOCK – CONTINUED

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

In conjunction with an arbitrator’s decision on August 28, 2013, a former consultant of the Company returned 250,000 fully vested shares of the Company’s common stock previously issued for consulting services valued at $450,000 which was previously expensed and therefore derecognized in 2013. In exchange, the Company issued 62,500 fully vested shares at a price of $1.26 per share based on the market price on the date of issuance totaling $78,750. The expense is recorded as general and administrative expenses.

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

In conjunction with a consulting agreement entered into by the Company for advisory services on September 10, 2012 the Company awarded under the Company’s 2013 Omnibus Incentive Plan consisting of 112,500 fully vested shares of the Company’s common stock in January 2013. Additionally, the firm is to receive 87,500 shares of the Company’s common stock monthly during the period of April 1, 2013 through September 1, 2013 for a total of 637,500 shares under the 2013 Omnibus Incentive Plan During the year ended December 31, 2013 the Company issued a total of 287,500 fully vested shares of its common stock to the firm at an average price of $1.29 per share based on the market price on the date of issuance. The expense is recorded as general and administrative expenses. The remaining 350,000 shares valued at $503,125 were recorded within accrued expenses as of December 31, 2014 and 2013.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS’ DEFICIENCY – CONTINUED

COMMON STOCK – CONTINUED

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

On November 19, 2013, issued 2,500 fully vested shares of its common stock to a consultant for services at a price of $1.62 per share, based on the market price on the date of issuance for a total value of $4,050. The expense is recorded as general and administrative expenses.

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS’ DEFICIENCY – CONTINUED

COMMON STOCK – CONTINUED

On December 9, 2013, the Company issued 2,000,000 fully vested shares of its common stock at a price of $1.71 per share based on the market price on the date of issuance to a firm in settlement of a memorandum of understanding between the parties and immediately recognized expense of $3,420,000.

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

During the year ended December 31, 2014, the Company issued 100,000 fully vested shares valued at $137,000 to a firm which sponsored a conference in December 2013. The value was determined based on the market value of the stock on the date of the conference and was included within accrued expenses as of December 31, 2013.

During the period of October 16, 2014 through December 31, 2014, the Company issued 23,810 fully vested shares of common stock under its 2014 Omnibus Incentive Plan at to two principals of a consulting firm to provide strategic financial services valued at $25,000 based on the fair value of the services rendered.

On October 21, 2014, the Company issued 34,614 fully vested common shares of the Company’s common stock to members of the Board of Directors for attendance of Board for attendance of the annual shareholders meeting value at $17,999 based on the market value of the stock on the date of the meeting.

14. INCOME TAXES

The Company is subject to U.S. federal and various state income taxes.

The income tax provision (benefit) for the years ended December 31, 2014 and 2013 consists of the following:

	For The Years Ended
	December 31,
	2014	2013
Federal:
Current	$-	$-
Deferred	(10,070,639)	(8,732,121)

State and local:
Current	-	-
Deferred	(2,073,367)	(1,797,790)
	(12,144,006)	(10,529,911)
Change in valuation allowance	12,144,006	10,529,911
Income tax provision (benefit)	$-	$-

No current tax provision has been recorded for the years ended December 31, 2014 and 2013 because the Company had net operating losses for federal and state tax purposes. The related increase in the deferred tax asset was offset by the valuation allowance.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. INCOME TAXES – CONTINUED

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended
	December 31,
	2014	2013

Tax benefit at federal statutory rate	(34.0)%	(35.0)%
State income taxes, net of federal benefit	(7.0)%	0.0%
Permanent differences	(3.3)%	1.7%
Prior period adjustments	(8.0)%	0.0%
Impact of change in effective rate	0.0%	0.0%
Change in valuation allowance	52.3%	33.3%
Effective income tax rate	0.0%	0.0%

The Company has determined that a valuation allowance for the entire net deferred tax asset is required. A valuation allowance is required if, based on the weight of evidence, it is more likely than not that some or the entire portion of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary to reduce the deferred tax asset to zero, the amount that will more likely not be realized.

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	For The Years Ended
	December 31,
	2014	2013
Deferred Tax Assets:
Net operating loss carryforwards	$17,499,000	$11,982,779
Stock-based compensation	4,232,300	2,805,860
Provision for warrant liability	-	606,800
Accruals	2,397,300	160,849
Goodwill	2,501,517	-
Intangible assets	553,100	248,741
Tax credits	409,000	379,000
Gross deferred tax assets	27,592,217	16,184,029

Deferred Tax Liabilities:
Fixed assets	(833,300)	(833,294)
Derivative liabilities	-	(735,824)
Gross deferred tax liabilities	(833,300)	(1,569,118)

Net deferred tax assets	26,758,917	14,614,911

Valuation allowance	(26,758,917)	(14,614,911)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$12,144,006	$10,529,911

At December 31, 2014 and 2013, the Company had a net operating loss carry forwards for both federal and state purposes of approximately $42.7 million and $29.2 million, respectively, which may be offset against future taxable income through 2034.

The Company’s tax returns are subject to examination by tax authorities beginning with the year ended December 31, 2012.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. RELATED PARTIES

The Company paid commissions to a company owned by its former CEO totaling $30,250 and $38,500 during the years ended December 31, 2014 and 2013 for business development related to installations of EV charging stations by the Company in accordance with the support services contract. These amounts are recorded as compensation on the consolidated statements of operations.

The Company incurred accounting and tax service fees totaling $23,317 and $61,393 for the years ended December 31, 2014 and 2013, respectively, provided by a company that is partially owned by the Company’s current Chief Financial Officer. This expense was recorded as general and administrative expense.

On March 29, 2012, the Company entered into a patent license agreement with its former CEO and a company for which the former CEO is the majority shareholder and an officer of the company. Under terms of the agreement, the Company has agreed to pay royalties to the licensors equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or use of the licensed products and licensed processes. As of December 31, 2014, the Company has not paid nor incurred any royalty fees related to this agreement.

See Note 10 – Notes Payable for details associated with another related party transaction. See Note 13 - Stockholders' Deficiency - Stock Warrants for details associated with warrants issued to the Company's former CEO.

16. COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

The Company’s corporate headquarters is located in Miami Beach, Florida. The Company currently leases space located at 1691 Michigan Avenue, Suite 601, Miami Beach Florida 33139. The lease is for a term of 39 months beginning on March 1, 2012 and ending May 31, 2015. Monthly lease payments are approximately $12,000 for a total of approximately $468,000 for the total term of the lease. The lease was extended through August 1, 2015 at a cost of $13,928 per month. See Note 17 – Subsequent Events – Operating Lease for additional details. Additionally, the Company has a three-year lease for an office in San Jose, California beginning on April 1, 2012 and ending April 30, 2015 with monthly lease payments of approximately $2,500 for a total of approximately $92,000 for the total term of the lease. The lease was extended to April 30, 2016 at a monthly rental of $3,009. The Company also has a five year sublease for office and warehouse space in Phoenix, Arizona beginning December 1, 2013 and ending November 30, 2018 with monthly payments of approximately $10,300 for a total of approximately $621,000 for the total term, and one year office sharing license for office space in New York, New York beginning January 16, 2014 and ending January 31, 2015 with monthly payments of approximately $4,000 for a total of approximately $48,000 for the total term of the license. The Company currently leases the space for a $1,000 monthly on a month-to-month basis.

Our minimum future aggregate minimum lease payments for these leases based on their initial terms as of December 31, 2014 are:

For the Year Ending
December 31,	Amount

2015	$253,023
2016	136,224
2017	124,188
2018	113,839
Total	$627,274

Total rent expense for the year ended December 31, 2014 and 2013 was $408,649 and $222,695, respectively.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. COMMITMENTS AND CONTINGENCIES – CONTINUED

EMPLOYMENT AGREEMENT

On December 23, 2014, in connection with the closing and as a condition to the closing of the Securities Purchase Agreement, the Company entered into an amended and restated employment agreement with its then Chief Executive Officer, Michael D. Farkas. The amendment provides that Mr. Farkas shall have a salary of Forty Thousand Dollars ($40,000) per month. However, for such time as any of the Aggregate Subscription Amount is still held in escrow, Mr. Farkas shall receive Twenty Thousand Dollars ($20,000) in cash and the remaining amount of his compensation: (i) shall be deferred; and (ii) must be determined by the compensation committee of the Company’s Board of Directors to be fair and equitable. Additionally, beginning on the date that the Aggregate Subscription Amount is released from escrow and continuing for so long as the Series C Convertible Preferred Stock remains issued and outstanding, Mr. Farkas’ salary shall only be paid in cash if doing so would not put the Company in a negative operating cash flow position. See Note 17 – Subsequent Events – Employment Agreements for additional details.

LITIGATION AND DISPUTES

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.

On November 27, 2013, the Synapse Sustainability Trust (“Synapse”) filed a complaint against the Company and Michael D. Farkas, the Company’s CEO, alleging various causes of action regarding compliance under certain agreements that governed the sale of Synapse’s assets to CCGI in the Supreme Court of the State of New York, County of Onondaga (the “Court”). On or about January 7, 2014, CCGI filed its Answer and Affirmative Defenses. CCGI moved to dismiss Count V, breach of contract, because the Note, as detailed in Note 11- Notes Payable, contains an arbitration clause. Further, Mr. Farkas has moved to dismiss the Complaint for lack of personal jurisdiction. On March 17, 2014, the Court dismissed Mr. Farkas from the action due to a lack of personal jurisdiction and dismissed Plaintiff’s Count V based on the existence of the Arbitration Clause contained in the Note. In the Court's letter decision issued on March 17, 2014, the Court granted Defendants' Motion to Dismiss the Complaint/Count V against Michael Farkas, and dismissed Count VI against CCGI. Accordingly, the Court granted Plaintiff's Contempt Motion in part, and denied it in part, and scheduled a hearing on the contempt issue for May 13, 2014. The hearing was canceled. On March 5, 2015, the parties reached a settlement requiring the Company to pay $10,000 on March 15, 2015 and $5,000 per month for the next eight months with no interest. Until such time as the debt by the Company, Synapse will retain a security interest of $40,000 in specified chargers. As of December 7, 2015, the Company had paid $40,000.

On or about December 6, 2013, the Company filed a Complaint against Tim Mason and Mariana Gerzanych in the U.S. District Court for the Southern District of New York, alleging claims for Breach of Contract, Fraud in the Inducement, Civil Conspiracy to Commit Fraud, Unjust Enrichment, and Breach of Fiduciary Duty. These claims were in relation to the Company’s purchase of 350 Green and the documents entered into (and allegedly breached by Gerzanych and Mason) related thereto. The Defendants in this case were recently served with the court documents, and the Company intends to litigate this case vigorously. Each defendant filed for bankruptcy in January 2014 and as a result a stay was granted preventing the case from moving forward. In April 2014, the defendants filed a complaint in the Bankruptcy Court alleging declaratory relief, breach of contract in the 350 Green Exchange Agreement and the promissory note, claim and delivery, fraud in the inducement, unjust enrichment and objection to claim. CCGI moved to change venue to New York and moved to dismiss in California. Gerzanych and Mason have filed a motion to consolidate the New York action and the adversary complaint and tried before the Bankruptcy Court. On or about December 30, 2014, the Bankruptcy Court issued an order transferring all adversary proceedings and the California Complaint to the Southern District of New York. Pursuant to the Court’s order, the Company amended its complaint in the New York action to add an additional count for declaratory relief. Defendants have moved to dismiss the Amended Complaint based on the release agreement between the parties. On April 3, 2015, the defendants moved to dismiss the amended complaint, arguing that the release executed by the parties precludes the causes of action alleged by the CCGI Entities. It is the CCGI Entities’ position that the release at issue is void as a matter of law because the release was procured by the fraudulent misrepresentations of Mason and Gerzanych. On August 21, 2015, the parties entered into a settlement agreement that was subsequently ratified by the Bankruptcy Court whereby the CCGI Entities agreed to pay the defendants $75,000 in equal installments and the defendants agreed to return 403,226 shares of Company common stock to the Company.

On September 17, 2014, the Company filed a lawsuit against three former consultants of the Company for failure to provide services to the Company in accordance with the terms of the consulting agreement. In accordance with the terms of the agreement, the consultants were to be compensated by the issuance of 550,000 restricted shares of the Company’s common stock. On August 20, 2014, the consultants contacted the Company’s stock transfer agent seeking to have the restricted legend removed from the stock certificates, however the Company did not authorize such removal due to the consultants’ failure to provide services in accordance with the consulting agreement. The Company was seeking the return of any certificates currently in the possession of the consultants or the proceeds from any sales of such shares to the extent the consultants had sold shares. The Company sought an injunction to stop the defendants from selling shares but was denied by the Court on November 19, 2014. On October 28, 2014, the defendants filed a counterclaim against the Company alleging various claims of wrongdoing. On April 28, 2015, the parties reached a settlement whereby the defendants will be able to retain $150,000 in gross proceeds from the sale of shares, as defined, from the 412,501 common shares of the Company’s common stock, currently in their possession and shall return any unsold shares to the Company or any gross proceeds from the sale of shares in excess of $150,000. No shares have been returned to the Company as of December 7, 2015. Additionally the defendants agreed to forego the 137,499 unissued shares of Company common stock which were the subject of the counterclaim of the defendants. Per the agreement, the Company agreed to pay $12,500 of the defendant’s legal costs which were accrued for as of December 31, 2014 and have been paid in full as of December 7, 2015.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

350 GREEN, LLC

There have been five lawsuits filed against 350 Green by creditors of 350 Green regarding unpaid claims. These lawsuits relate solely to alleged pre-acquisition unpaid debts of 350 Green. Also, there are other unpaid creditors, aside from those noted above, that claim to be owed certain amounts for pre-acquisition work done on behalf of 350 Green solely, that potentially could file lawsuits at some point in the future.

On August 7, 2014, 350 Green received a copy of a complaint filed by Sheetz, a former vendor of 350 Green alleging breach of contract and unjust enrichment of $112,500. The complaint names 350 Green, 350 Holdings LLC and CCGI in separate breach of contract counts and names all three entities together in an unjust enrichment claim. CCGI and 350 Holdings will seek to be dismissed from the litigation, because, as the complaint is currently plead, there is no legal basis to hold CCGI or 350 Green liable for a contract to which they are not parties. The parties held a mediation conference on May 15, 2015 and the parties have attempted to negotiate a settlement.

17. SUBSEQUENT EVENTS

SERIES C CONVERTIBLE PREFERRED STOCK

Subsequent to December 31, 2014, the Company had issued shares of Series C Convertible Preferred Stock representing the following:

Series C
Convertible
Preferred Stock

Settlement of accrued registration rights penalty and related interest on October and December 2013 common stock sales	20,697
Dividends for the following periods:
December 23, 2014 through December 31, 2014	208
Quarter ended March 31, 2015	2,020
Quarter ended June 30, 2015	2,124
Quarter ended September 30, 2015	2,425
Securities Purchase Agreement dated July 24, 2015	9,223
Securities Purchase Agreement dated October 14, 2015	18,333
Employment agreement with the Company’s Chief Operating Officer	750
Satisfaction of accrued liabilities	4,300

Total	60,080

Subsequent to December 31, 2014, the Company did not meet the milestones that were scheduled to be achieved by March 31, 2015 and June 30, 2015 associated with the Securities Purchase Agreement dated December 23, 2014 to purchase shares of Series C Convertible Preferred Stock. However, in consideration of the formation of an Operations and Finance Committee (“OPFIN Committee”) to provide the Company with financial and operational direction, management and oversight with respect to the Company’s operating plan and fiscal year 2015 revised budget and to oversee progress, the Purchasers agreed to release $3,000,000 to the Company from escrow. One of the Purchasers elected to retain its remaining $1,000,000, such that the Company received an aggregate of $5,000,000 pursuant to the Securities Purchase Agreement.

On July 24, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Eventide Gilead Fund (the “Purchaser”) for the purchase of an aggregate of $830,000. Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchaser: (i) 9,223 shares of Series C Convertible Preferred Stock with a stated value of $100 per share, and (ii) warrants to purchase an aggregate of 1,318,889 shares of common stock for an exercise price of $1.00 per share.

On October 14, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Eventide Gilead Fund (the “Purchaser”) for the purchase of an aggregate of $1,100,000. Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchaser: (i) 18,333 shares of Series C Convertible Preferred Stock with a stated value of $100 per share, and (ii) warrants to purchase an aggregate of 2,618,997 shares of common stock for an exercise price of $1.00 per share.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SUBSEQUENT EVENTS – CONTINUED

STOCK-BASED COMPENSATION

Subsequent to December 31, 2014, the Company issued warrants to purchase 271,521 shares of the Company’s common stock to the former members of Beam at exercise prices ranging from $0.32 to $1.05 per share inclusive of warrants payable to purchase 167,462 shares of the Company’s common stock as of December 31, 2014 as described in Note 9 – Accrued Expenses – Warrants Payable.

Subsequent to December 31, 2014, the Company issued 184,499 fully vested common shares of the Company’s common stock at the closing market price on the date of the respective meeting and options to purchase 65,000 shares of the Company’s common stock at exercise prices ranging from $0.33 to $0.42 per share to members of the Board of Directors for attendance of Board meetings held during this time.

Subsequent to December 31, 2014, the Company issued a member of the Board of Directors, as a participant of and attendance of meetings it newly formed OPFIN Committee fully 72,258 fully vested common shares of the Company at the respective closing market price of the respective meetings and options to purchase 25,000 shares of the Company’s common stock at prices ranging from $0.35 to $0.39 per share. The options vest in two years and expire five years from date of issuance.

On February 3, 2015, the Company issued 50,000 fully vested shares of the Company’s common stock to a consultant to advise the Company about corporate governance matters. The consulting services expense valued at $50,000 were accrued for as of December 31, 2014.

On February 25, 2015, the Company entered into an agreement with certain investors in the October 2013 financing whereby the investors were issued warrants to purchase 3,336,734 shares of the Company’s common stock at an exercise price of $0.70 per share which vest immediately, expire in five years from date of issuance and contain anti-dilution provisions as defined. These additional warrants represent the warrants the investors would have received as a result of the December 23, 2014 financing had they not previously surrendered their anti-dilution protection during 2014. Additionally, as a result of the December 23, 2014 financing, the exercise price of all 19,761,714 warrants issued to the October 2013 and December 2013 investors was reduced to $0.70 per share.

On April 1, 2015, the Company issued 51,586 fully vested shares of its common stock to its Chief Financial Officer as compensation for the period of November 2014 through April 2015 valued at $21,600, of which $7,200 was accrued for as of December 31, 2014.

On April 10, 2015, the Company issued 432,892 fully vested shares of its common stock to a consulting firm for services rendered by a financial consultant for the period of December 2014 through March 2015 valued at $161,325, of which $16,739 was accrued for as of December 31, 2014.

As part of the litigation settlement, on April 24, 2015, two former members of Beam were issued an aggregate of 100,000 fully vested shares of the Company’s common stock valued at $0.35 per share.

Subsequent to December 31, 2014, the Company offered the remaining seven former Beam members shares of the Company’s common shares in consideration of surrendering their anti-dilution benefit contained in the original Beam acquisition agreement. As a result, three members had accepted the Company’s offer and the Company issued an aggregate of 2,850 fully vested shares of the Company’s common stock valued at $898.

On November 13, 2015, the Company issued five-year options to purchase an aggregate of 1,527,617 shares of the Company’s common stock under the 2014 Plan at $0.63 per share to employees for services rendered. The shares vest as follows: 423,154 on the date of issuance, 368,154 on the first anniversary of the date of issuance, 368,154 on the second anniversary of the date of issuance 368,155 on the third anniversary of the date of issuance.

EMPLOYMENT AGREEMENTS

On March 24, 2015, the Company entered into an employment agreement with Mr. Ira Feintuch to serve as the Company’s Chief Operating Officer for an initial three year term renewable annually unless written notice is provided 60 day prior to the renewal term. In consideration thereof, Mr. Feintuch is to receive an annual salary of $250,000 and shall participate in all benefit programs of the Company. In addition, Mr. Feintuch will receive 1,000,000 Series A Convertible Preferred shares, 1,500 Series C Convertible Preferred Stock and 1,500,000 shares of common stock. The stock awards are payable 50% upon the signing of the employment agreement and 50% upon the one year anniversary of the employment agreement. The total fair value of the stock awards was $1,750,000, of which $875,000 was recognized immediately upon issuance and the remaining $875,000 will be recognized over the one year service period.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SUBSEQUENT EVENTS – CONTINUED

EMPLOYMENT AGREEMENTS – CONTINUED

On July 16, 2015 (the “Effective Date”), the Company entered into an employment agreement with Mr. Michael J. Calise to serve as the Company’s Chief Executive Officer, pursuant to which Mr. Calise will be compensated at the rate of $275,000 per annum. In addition, Mr. Calise will be entitled to receive (1) 3,584,400 shares of convertible preferred stock with an exercise price of $0.70, (2) 1,588,016 options with an exercise price of $1.00, (3) 26,422 options with an exercise price of $1.50, (4) 287,970 options with an exercise price of $2.00 and (5) 1,500 options with an exercise price of $3.00. Each of the options shall vest and become exercisable at the rate of 25% of the total number of shares on the twelve (12) month anniversary of the Effective Date and 1/16 of the total number of shares each quarter thereafter on the quarterly anniversary of the Effective Date. In addition, Mr. Calise will receive a signing bonus consisting of (i) 220,588 shares of the Company’s common stock valued at $75,000 and (ii) a $25,000 cash payment. Mr. Calise will also be eligible for an annual performance bonus of $100,000, payable in the form of cash or stock at the discretion of the Company, and paid time off of 20 days per annum. Upon termination by the Company other than for cause, death, disability, or if Mr. Calise resigns for good reason, Mr. Calise will be entitled to: (i) a lump sum payment equal to nine (9) months of salary as then in effect, (ii) a prorated annual performance bonus, (iii) reimbursement of COBRA premiums for a period of (12) months and (iv) (9) months of accelerated vesting with respect to Mr. Calise’s then-outstanding equity awards. In addition to the preceding termination benefits, if Mr. Calise is terminated three months or less prior to, or upon, or within twelve months following a change of control, Mr. Calise will be entitled to accelerated vesting of then-outstanding equity awards ranging from an additional three months up to 100% acceleration of vesting.

Effective July 24, 2015, the Company amended its employment agreement with Mr. Michael D. Farkas such that Mr. Farkas was appointed the Company’s Chief Visionary Officer and shall no longer serve as the Company’s Chief Executive Officer. Mr. Farkas will continue to serve as the Company’s Executive Chairman of the Board. The employment agreement has a four month term. The amended employment agreement specified the following: (i) in the event of a sale of the Company within one year of July 24, 2015, Mr. Farkas shall be entitled to receive an incentive payment equal to 1% of the gross sale price; (ii) in satisfaction of amounts previously owed to Mr. Farkas, the Company issued 4,000 shares of Series C Convertible Preferred stock valued at $400,000; and (iii) all outstanding options and warrants shall vest immediately.

BUSINESS AGREEMENTS

On May 19, 2015, the Company entered into an agreement to purchase of 15,000 chargers over three years pending: (i) the submission of a purchase order for 15,000 chargers to be delivered in a mutually agreed product delivery forecast, (ii) the payment of an initiation fee, as defined, (iii) sign off on a mutually agreed product schedule and (iv) a three year delivery forecast. The value of the chargers in the aggregate is in the range of $10.3 million to $16.5 million depending on model and ordering quantity of respective model. On June 26, 2015, the Company paid the initiation fee of $83,000 in full.

On April 2, 2015, Nissan North America (“Nissan”) notified the Company of the termination of the joint marketing agreement with the Company as a result of the Company’s material default of the agreement in 2015. As a result, Nissan notified the Company of its intent to repossess the 31 uninstalled fast chargers currently held at a third party facility that had a carrying amount of $462,532 and was included within other assets and deferred revenue on the consolidated balance sheet as of December 31, 2014. The parties reached an agreement on July 23, 2015 that Nissan would take possession of 28 uninstalled fast chargers held at the third party facility.

CONVERTIBLE NOTE PAYABLE

On February 20, 2015, the Company renegotiated the terms of the convertible note such that the due date was extended to March 31, 2015. In connection with the extension, the Company issued the investor an immediately vested five-year warrant to purchase 400,000 shares of the Company’s common stock at $1.00 per share. On May 1, 2015, the Company further renegotiated the terms of the convertible note such that: (i) the unpaid balance would accrue interest at the rate of 2% per month effective April 1, 2015 and (ii) the balance was due as of June 1, 2015. In connection with the extension, the Company: (i) issued the lender an immediately vested five-year warrant to purchase 50,000 shares of the Company’s common stock at $1.00 per share and (ii) extended the expiration dates of warrants issued in October 2012 to purchase 150,000 shares of the Company’s common stock to the lender and its affiliates from October 2015 to October 2017. On November 9, 2015, the Company further renegotiated the terms of the convertible note such that: (i) the Company shall pay the lender $61,000 comprised of $50,000 of principal and interest of $11,000; (ii) interest payable on the note accrues interest at a rate of 1.5% per month effective April 1, 2015 and (iii) the maturity date was extended to February 29, 2016. In connection with the extension, the Company issued the lender an immediately vested five-year warrant to purchase 280,000 shares of the Company’s common stock at $1.00 per share. Through December 7, 2015, the Company has paid an aggregate of $170,008 to the lender inclusive of accrued interest such that a principal balance of $50,000 remains outstanding.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SUBSEQUENT EVENTS – CONTINUED

LITIGATION AND DISPUTES

On January 20, 2015, the Ecotality Official Committee of Unsecured Creditors (“Committee”) filed a motion to set aside Confirmation Order Pursuant to Bankruptcy Rule 9024 (“Order”) requesting that the Bankruptcy court set aside a prior order confirming a Plan of Reorganization (“Plan”), previously confirmed by the Court on December 31, 2014, to which a wholly-owned subsidiary (“subsidiary”) of the Company was a party, due to the alleged failure by the subsidiary and the Company to perform certain obligations as required by the Order and alleged misrepresentations, non-disclosures and other alleged actions in relation thereto. On February 2, 2015, the Committee then initiated an adversary proceeding in the Bankruptcy Case and filed a complaint against the Company requesting the same relief and reserving all rights and remedies regarding civil causes of action or damages against the defendants. The matter has been resolved between the parties.

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink for the manufacturing and purchase of 6,500 charging cables by Blink, who has not taken delivery or made payment to the contract price of $737,425. ITT Cannon also seeks cost of attorney’s fees as well as punitive damages. ITT Cannon has chosen the Honorable William F. McDonald Ret. as the arbitrator. The parties have agreed on a single arbitrator and are working to schedule the arbitration. The Company contends that the product was not in accordance with the specifications in the purchase order and, as such, believes the claim is without merit.

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. v. 350 Green, LLC. See Note 4 – Acquisitions – 350 Green Acquisition for additional details associated with the ruling of the United States District Court for the Northern District of Illinois.

OPERATING LEASE

On July 31, 2015, the lease agreement for the Company’s corporate headquarters in Miami Beach, Florida was amended such that the amended lease term begins on August 1, 2015 and ends on September 30, 2018. Monthly lease payments are approximately $20,000 for a total of approximately $755,000 for the total term of the lease.

