Form 10-Q
period 2015-03-31
Car Charging Group, Inc.
filed 2016-03-30
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of March 25, 2016, the registrant had 79,480,389 common shares issued and outstanding.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$322,871	$1,627,062
Accounts receivable and other receivables, net	883,032	284,708
Inventory, net of obsolescence reserve of $338,769 and $443,387 as of March 31, 2015 and December 31, 2014, respectively	1,003,786	1,175,798
Prepaid expenses and other current assets	149,364	62,669

Total Current Assets	2,359,053	3,150,237

Fixed assets, net	2,090,510	2,307,117
Intangible assets, net	134,533	137,112
Other assets	543,890	569,703

Total Assets	$5,127,986	$6,164,169

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,015,843	$1,568,969
Accounts payable [1]	4,063,779	4,071,741
Accrued expenses	8,235,489	9,450,544
Accrued expenses [1]	278,154	322,616
Derivative liabilities	3,681,770	3,635,294
Convertible notes payable, net of debt discount of $0 and $18,357 as of March 31, 2015 and December 31, 2014, respectively	200,000	181,643
Current portion of notes payable	386,458	401,297
Notes payable - related party	100,000	135,000
Current portion of deferred revenue	923,659	959,962

Total Current Liabilities	18,885,152	20,727,066
Deferred revenue, net of current portion	227,611	275,370
Notes payable, net of current portion	15,369	18,803

Total Liabilities	19,128,132	21,021,239

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 10,500,000 and 10,000,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	10,500	10,000
Series B Convertible Preferred Stock, 10,000 shares designated, 0 shares issued and outstanding as of of March 31, 2015 and December 31, 2014	-	-
Series C Convertible Preferred Stock, 250,000 shares designated, 83,925 and 60,250 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	84	60
Common stock, $0.001 par value, 500,000,000 shares authorized, 77,879,812 and 77,756,057 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	77,880	77,756
Additional paid-in capital	61,232,284	58,193,975
Accumulated deficit	(68,473,901)	(64,738,131)
Stock subscription proceeds held in escrow	(2,500,000)	(4,000,000)
Total Car Charging Group Inc. - Stockholders’ Deficiency	(9,653,153)	(10,456,340)
Non-controlling interest	(4,346,993)	(4,400,730)

Total Stockholders’ Deficiency	(14,000,146)	(14,857,070)
Total Liabilities and Stockholders’ Deficiency	$5,127,986	$6,164,169

[1] - Related to 350 Green, which became a variable interest entity of the Company on April 17, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended
	March 31,
	2015	2014
Revenues:
Charging service revenue	$389,785	$255,659
Grant and rebate revenue	646,185	62,633
Equipment sales	220,807	37,393
Other	34,524	-

Total Revenues	1,291,301	355,685

Cost of Revenues:
Cost of charging services	622,820	535,608
Depreciation and amortization	214,475	745,877
Cost of equipment sales	170,779	30,716

Total Cost of Revenues	1,008,074	1,312,201

Gross Profit (Loss)	283,227	(956,516)

Operating Expenses:
Compensation	2,784,654	1,820,727
Other operating expenses	316,570	402,863
General and administrative expenses	712,080	965,634

Total Operating Expenses	3,813,304	3,189,224

Loss From Operations	(3,530,077)	(4,145,740)

Other (Expense) Income:
Interest expense, net	(9,059)	(34,331)
Amortization of discount on convertible debt	(41,998)	-
Gain on settlement of accounts payable	40,500	36,789
Change in fair value of warrant liabilities	598,009	284,365
Investor warrant expense	(275,908)	-
Non-compliance penalty for delinquent regular SEC filings	(463,500)	-

Total Other (Expense) Income	(151,956)	286,823

Net Loss	(3,682,033)	(3,858,917)
Less: Net income attributable to noncontrolling interest	53,737	-
Net Loss Attributable to Car Charging Group, Inc.	(3,735,770)	(3,858,917)
Dividend attributable to Series C shareholders	(202,000)	-
Net Loss Attributable to Common Shareholders	$(3,937,770)	$(3,858,917)

Net Loss Per Share
- Basic and Diluted	$(0.05)	$(0.05)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	77,832,505	77,568,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficiency

For the Three Months Ended March 31, 2015

(unaudited)

											Stock
											Subscription	Non
									Additional		Proceeds	Controlling	Total
	Preferred-A		Preferred-B		Preferred-C		Common Stock		Paid-In	Accumulated	Held In	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Escrow	Deficit	Deficiency
Balance - December 31, 2014	10,000,000	$10,000	-	$-	60,250	$60	77,756,057	$77,756	$58,193,975	$(64,738,131)	$(4,000,000)	$(4,400,730)	$(14,857,070)

Release of funds from escrow in connection with sale of Series C convertible preferred stock	-	-	-	-	-	-	-	-	-	-	1,500,000	-	1,500,000

Options issued for compensation and services	-	-	-	-	-	-	-	-	527,325	-	-	-	527,325
									-
Series C convertible preferred stock issued in settlement of accrued registration rights penalty and related interest	-	-	-	-	20,697	21	-	-	2,069,679	-	-	-	2,069,700

Common stock issued for compensation and services	-	-	-	-	-	-	123,755	124	79,875	-	-	-	79,999

Series C convertible preferred stock issued for compensation	-	-	-	-	750	1	-	-	74,999	-	-	-	75,000

Series A convertible preferred stock issued for compensation	500,000	500	-	-	-	-	-	-	499,500	-	-	-	500,000

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	-	-	(202,000)	-	-	-	(202,000)
Payment of dividends in kind	-	-	-	-	2,228	2	-	-	222,798	-	-	-	222,800

Option modification expense	-	-	-	-	-	-	-	-	47,536	-	-	-	47,536

Warrants reclassified to derivative liabilities	-	-	-	-	-	-	-	-	(281,403)	-	-	-	(281,403)

Net (loss) income	-	-	-	-	-	-	-	-	-	(3,735,770)	-	53,737	(3,682,033)

Balance - March 31, 2015	10,500,000	$10,500	-	$-	83,925	$84	77,879,812	$77,880	$61,232,284	$(68,473,901)	$(2,500,000)	$(4,346,993)	$(14,000,146)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Three Months Ended
	March 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(3,682,033)	$(3,858,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	238,593	1,020,892
Amortization of discount on convertible debt	41,998	-
Change in fair value of warrant liabilities	(598,009)	(284,365)
Provision for loss on advanced commissions	-	42,250
Provision for bad debts	11,206	-
Gain on settlement of accounts payable	(40,500)	(36,789)
Non-compliance penalty for delinquent regular SEC filings	463,500	-
Non-cash compensation:
Convertible preferred stock	585,820	-
Common stock	323,645	-
Options	574,861	519,840
Warrants	275,908	-
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(609,529)	(248,056)
Inventory	(172,012)	(250,398)
Prepaid expenses and other current assets	(31,135)	(16,106)
Other assets	(30,544)	49,323
Accounts payable and accrued expenses	(233,076)	542,150
Deferred revenue	(84,062)	425,115

Total Adjustments	1,060,688	1,763,856

Net Cash Used In Operating Activities	(2,621,345)	(2,095,061)

Cash Flows From Investing Activities
Purchase of office and computer equipment	(18,608)	-
Purchase of automobile	-	(137,165)
Purchase of electric charging stations	-	(222,623)
Investment in estate of Ecotality, net of amount owed to Ecotality Estate Creditor’s Committee	(110,965)	-

Net Cash Used In Investing Activities	(129,573)	(359,788)

Cash Flows From Financing Activities
Proceeds from sale of shares of Series C Convertible
Preferred Stock released from escrow	1,500,000	-
Restricted cash for the purchase of inventory	-	(450,046)
Payment of notes and convertible notes payable	(53,273)	(28,117)

Net Cash Provided By (Used In) Financing Activities	1,446,727	(478,163)

Net Decrease In Cash	(1,304,191)	(2,933,012)

Cash - Beginning	1,627,062	7,837,339

Cash - Ending	$322,871	$4,904,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

	For The Three Months Ended
	March 31,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest expense	$675	$529
Income taxes	$825	$-

Non-cash investing and financing activities:
Issuance of common stock issued in exchange for conversion of warrants	$-	$469
Common stock issued for settlement of accounts payable	$-	$4,999
Issuance of common stock for services previously accrued	$79,999	$137,000
Software development costs reclassified from other assets to prepaid and other current assets	$-	$150,000
Issuance of Series C Convertible Preferred Stock in settlement of accrued registration rights penalty and related interest	$2,069,700	$-
Accrual of contractual dividends on Series C Convertible Preferred Stock	$202,000	$-
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$(222,800)	$-
Warrants issued in connection with extension of convertible note payable	$23,641	$-
Warrants reclassified to derivative liabilities	$281,403	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

2. GOING CONCERN AND MANAGEMENT’S PLANS

As of March 31, 2015, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $322,871, $16,526,099 and $68,473,901, respectively. During the three months ended March 31, 2015 and 2014, the Company incurred a net loss of $3,682,033 and $3,858,917, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the Company’s operations have primarily been funded through proceeds received in equity and debt financings. Although management believes that the Company has access to capital resources, there are currently no commitments in place for new financing at this time, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. If the Company is unable to obtain additional financing on a timely basis, it may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustment that might become necessary should the Company be unable to continue as a going concern.

Subsequent to March 31, 2015, an additional $1,500,000 was released from escrow associated with the 2014 sale of Series C Convertible Preferred Stock and the Company received an aggregate of $2,580,040 through new sales of Series C Convertible Preferred Stock. The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. See Note 11 – Subsequent Events for additional details.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of CCGI and its wholly-owned subsidiaries, including Car Charging, Inc., Beam Charging LLC (“Beam”), EV Pass LLC, Blink Network LLC (“Blink”) and Car Charging China Corp. (“Car Charging China”).

Through April 16, 2014, 350 Green LLC (“350 Green”) was a wholly-owned subsidiary of the Company and was consolidated. Beginning on April 17, 2014, when 350 Green’s assets and liabilities were transferred to a trust mortgage (see Note 4 – Assets and Liabilities Transferred to Trust Mortgage – 350 Green), and through March 31, 2015, 350 Green was a VIE, without recourse to the Company. The consolidation guidance relating to accounting for Variable Interest Entities (“VIE”) requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The Company determined that it is the primary beneficiary of 350 Green, and as such, 350 Green’s assets, liabilities and results of operations are included in the Company’s condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

USE OF ESTIMATES

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, stock-based compensation, warranty reserves, inventory valuations, the valuation allowance related to the Company’s deferred tax assets, the carrying amount of intangible assets, estimates of future EV sales and the effects thereon, and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of March 31, 2015 and December 31, 2014, there was an allowance for uncollectable amounts of $132,667 and $119,936, respectively. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. There is no collateral held by the Company for accounts receivable nor does any accounts receivable serve as collateral for any of the Company’s borrowings with the exception of the Company’s convertible note payable further described in Note 6 – Notes Payable – Convertible Note Payable.

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

The Binomial Lattice Model was used to estimate the fair value of the warrants and conversion options that are classified as derivative liabilities on the condensed consolidated balance sheets. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants or conversion options.

Conversion options are recorded as a discount to the host instrument and are amortized as interest expense over the life of the underlying instrument.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of outstanding stock options and warrants, plus the conversion of preferred stock.

The following common stock equivalents are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2015	2014
Preferred stock	38,239,286	25,000,000
Warrants	58,076,984	36,936,137
Options	7,647,665	5,006,665
Convertible note	199,055	-
Total potentially dilutive shares	104,162,990	66,942,802

COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. See Note 5 – Accrued Expenses, Note 10 – Commitments and Contingencies and Note 11 – Subsequent Events – Litigation and Disputes.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ASSETS AND LIABILITIES TRANSFERRED TO TRUST MORTGAGE – 350 GREEN

On April 17, 2014, the Company’s Board of Directors executed a resolution to form a trust mortgage relating to 350 Green. On May 29, 2014, the Company and EVSE Management LLC (“EVSE”) entered into a Management Services Agreement and on June 27, 2014, EVSE purchased certain assets from 350 Green. On September 8, 2014, the Company entered into an agreement among the trustee of 350 Green, an attorney, 350 Green and the Company whereby the Company would pay the legal fees incurred in connection with an action brought by 350 Green against JNS Power and Control Systems, Inc. (“JNS”). On September 30, 2014, the Company (“Assignor”) entered into an Assignment Agreement with Green 350 Trust Mortgage LLC (“Assignee”), an entity formed by the trustee for the sole purpose to entering into this transaction, under which Assignor, the sole member of 350 Green, irrevocably assigned, sold and transferred 100% of the limited liability company membership interests in 350 Green to Assignee and Assignee accepted such transfer in consideration of receipt of $100 as of September 30, 2014.

The Company determined that it is the primary beneficiary of 350 Green due to the subordinated financing arrangements as well as the Company being the primary beneficiary in the outcome of the action against JNS as of March 31, 2015 and, as such, 350 Green’s assets and liabilities and results of operations are included in the Company’s condensed consolidated financial statements. Through April 16, 2014, 350 Green was a wholly-owned subsidiary of the Company and was consolidated. Beginning on April 17, 2014 and through March 31, 2015, 350 Green was a VIE, without recourse to the Company.

The following amounts pertaining to 350 Green are included in the condensed consolidated statement of operations for the three months ended March 31, 2015:

For The Three
Months Ended
March 31, 2015
(unaudited)

Revenues	$-

Cost of Revenues	-
Gross Profit	-

Operating Expenses:
General and administrative expenses	337
Total Operating Expenses	337
Income From Operations	(337)

Other Income:
Interest income	3,010
Gain on settlement of accrued expenses	51,064
Total Other Income	54,074
Net Income	$53,737

The following represents the change in the balance of the non-controlling interest:

Balance - December 31, 2014	$(4,400,730)

Net income of 350 Green for the three months ended March 31, 2015	53,737

Balance - March 31, 2015	$(4,346,993)

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ASSETS AND LIABILITIES TRANSFERRED TO TRUST MORTGAGE – 350 GREEN – CONTINUED

Accrued expenses pertaining to 350 Green consisted of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
Accrued taxes	$120,133	$113,531
Accrued host fees	-	51,064
Accrued fees	158,021	158,021
Total	$278,154	$322,616

5. ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
Registration rights penalty	$500,088	$2,569,788
Obligation to U.S. Department of Energy	1,833,896	1,833,896
Accrued consulting fees	1,126,224	936,862
Due to Creditors Committee of the Ecotality Estate	925,000	1,035,965
Accrued host fees	818,905	680,080
Accrued public information fee	1,175,017	711,517
Accrued fees	846,120	883,707
Accrued wages	213,388	322,651
Warranty payable	261,155	196,402
Accrued taxes payable	153,871	146,577
Warrants payable	-	63,533
Accrued issuable equity	334,465	-
Accrued interest expense	44,072	42,202
Dividend payable	-	20,800
Deferred rent	2,626	6,564
Other accrued expenses	662	-
	$8,235,489	$9,450,544

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. ACCRUED EXPENSES – CONTINUED

REGISTRATION RIGHTS PENALTY

In connection with the sale of the Company’s common stock and warrants during the year ended December 31, 2013, the Company granted the purchasers and the placement agents registration rights on the common stock and warrants within 60 days of the date of the sale of the stock, as amended. The Stock Purchase Agreement (“SPA”) provided for a penalty provision of 1% of the gross proceeds for each month that the shares are not registered, not to exceed 10%. The Securities and Exchange Commission (“SEC”) notified the Company that it could not review its registration statement until such time as the Company furnished two years of audited financial statements of 350 Green and ECOtality as the acquisitions were deemed significant. The Company sought a waiver of the audit requirement but the SEC denied the granting of a waiver. On February 5, 2015, the holders of a majority of the shares affected by the registration rights penalty granted the Company the option to satisfy the accrued registration rights penalty and related interest as of December 23, 2014 totaling $1,724,823 in Series C Convertible Preferred Stock with a stated value of $100 per share, in lieu of cash. The Company elected this option which required the Company to pay a 20% premium causing the liability to increase to $1,850,188, exclusive of interest of $219,600. On February 10, 2015, the Company issued 20,414 shares of Series C Convertible Preferred Stock and on March 31, 2015, the Company issued the remaining 283 shares of Series C Convertible Preferred Stock, such that there was no liability as of March 31, 2015.

In connection with the sale of the Company’s Series C Convertible Preferred Stock during the year ended December 31, 2014, the Company granted the purchasers registration rights. As of March 31, 2015 and December 31, 2014, the Company was not in a position to furnish two years of audited financial statements of 350 Green and ECOtality to the SEC, therefore the SEC is unable to review any registration statement, if submitted. As a result, the Company accrued $500,000 of Series C Convertible Preferred Stock registration rights penalties, which represents 10% of the final Series C Convertible Preferred Stock issuance dollar amount.

DUE TO CREDITORS COMMITTEE OF THE ECOTALITY ESTATE

During the three months ended March 31, 2015, $110,965 was paid to the Official Committee of Unsecured Creditors (“Creditors”) on behalf of the Electric Transportation Engineering Corporation of America (“ECOtality”) estate directly to their professional service providers. See Note 11 – Subsequent Events – ECOtality Estate.

ACCRUED PUBLIC INFORMATION FEE

In accordance with the SPA of October 11, 2013 and December 9, 2013, the Company was required to be compliant with Rule 144(c)(1) of the SEC, as defined, so as to enable investors to sell their holdings of Company shares in accordance with the SPA. In the event of the Company’s noncompliance with Rule 144(c)(1) at any time after the six (6) month anniversary of the offering, the investors are entitled to receive a cash fee of 1% of the aggregate subscription amount of the purchaser’s securities, plus an additional 1% for every pro rata 30 day period that the Company is not in compliance. During 2015, the Company was late with several SEC filings resulting in its non-compliance with Rule 144(c)(1). As of March 31, 2015 and December 31, 2014, the Company had accrued $1,175,017 and $711,517, respectively, associated with the obligation.

WARRANTS PAYABLE

In conjunction with the Beam acquisition, the agreement provided for anti-dilution protection to former members of Beam until such time as a former member sells or disposes of all of his CCGI common stock. As specified in the agreement, if the Company issues securities below $1.58 (a “Triggering Event”), the Company is required to issue a one-year warrant to each former member to purchase an additional number of Company common shares at the Triggering Event price. The Company has accrued for warrants payable based on the Triggering Events that have occurred through March 31, 2015, as discussed in Note 9 – Stockholders’ Deficiency. During the three months ended March 31, 2015, the Company issued one-year warrants to purchase an aggregate of 251,927 of common stock at an estimated fair value of $10,353 to the former Beam members. The warrants had exercise prices ranging from $0.34 to $1.05 per share.

ACCRUED ISSUABLE EQUITY

Accrued issuable equity represents the value of an aggregate of 800,000 shares of common stock that had been earned as of March 31, 2015 by certain employees and directors of the Company but had not been issued. The shares were issued by the Company subsequent to March 31, 2015.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. NOTES PAYABLE

CONVERTIBLE NOTE

On February 20, 2015, the Company renegotiated the terms of the $200,000 secured convertible note such that the due date was extended to March 31, 2015. In connection with the extension, the Company issued the investor an immediately vested five-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant had an issuance date fair value of $23,641, which was recognized as amortization of debt discount during the three months ended March 31, 2015. See Note 11 - Subsequent Events – Convertible Note Payable for details associated with subsequent extensions.

Amortization of debt discount for the three months ended March 31, 2015 and 2014 was $41,998 and $0, respectively, related to convertible notes payable.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2015 and 2014 was $9,059 and $34,331, respectively.

PRINCIPAL REPAYMENTS

During the three months ended March 31, 2015, the Company made aggregate principal repayments of $53,273 associated with non-convertible notes payable.

7. FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended
	March 31,
	2015	2014

Risk-free interest rate	0.02% - 1.30%	0.90%
Expected term (years)	1.00 - 5.05	4.53 - 4.69
Expected volatility	84% - 89%	89%
Expected dividend yield	0.00%	0.00%

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. FAIR VALUE MEASUREMENT – CONTINUED

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Derivative Liabilities
Beginning balance as of January 1, 2015	$3,635,294
Issuance of warrants	310,198
Change in classification	281,403
Change in fair value of derivative liability	(545,125)
Ending balance as of March 31, 2015	$3,681,770

Warrants Payable
Beginning balance as of January 1, 2015	$63,533
Provision for new warrant issuances	3,982
Change in fair value of warrants payable	(57,162)
Issuance of warrants	(10,353)
Ending balance as of March 31, 2015	$-

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$3,681,770	$3,681,770
Warrants payable	-	-	-	-
Total liabilities	$-	$-	$3,681,770	$3,681,770

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$3,635,294	$3,635,294
Warrants payable	-	-	63,533	63,533
Total liabilities	$-	$-	$3,698,827	$3,698,827

8. STOCKHOLDERS’ DEFICIENCY

PREFERRED STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

See Note 10 – Commitments and Contingencies – Employment Agreement for details associated with the issuance of Series A Convertible Preferred Stock.

The Series A Convertible Preferred Stock shall have no liquidation preference so long as the Series C Convertible Preferred Stock shall be outstanding.

SERIES C CONVERTIBLE PREFERRED STOCK

See Note 5 – Accrued Expenses – Registration Rights Penalty and Note 10 – Commitments and Contingencies – Employment Agreement for details associated with the issuance of Series C Convertible Preferred Stock.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. STOCKHOLDERS’ DEFICIENCY – CONTINUED

PREFERRED STOCK – CONTINUED

SERIES C CONVERTIBLE PREFERRED STOCK – CONTINUED

During the three months ended March 31, 2015, the Company issued 208 shares of Series C Convertible Preferred Stock in satisfaction of the $20,800 dividend for the period from December 23, 2014 through December 31, 2014 and 2,020 shares of Series C Convertible Preferred Stock in satisfaction of the $202,000 dividend for the three months ended March 31, 2015.

The Company did not meet the first set of milestones that were targeted for completion by March 31, 2015 ($2,000,000 was originally scheduled to be released) under the terms of the Series C Convertible Preferred Stock Securities Purchase Agreement dated December 23, 2014. However, during the three months ended March 31, 2015, $1,500,000 was released from escrow associated with the 2014 sale of Series C Convertible Preferred Stock. See Note 11 – Subsequent Events – Series C Convertible Preferred Stock for additional details.

In the event of a liquidation, the Series C Convertible Preferred Stock is also entitled to a liquidation preference equal to the stated value plus any accrued and unpaid dividends, which, as of March 31, 2015, was equal to $8,392,500.

NON-CONTROLLING INTERESTS

350 Green is not owned by the Company but is deemed to be a VIE, therefore the entirety of its results of operations are consolidated in the Company’s financial statements. See Note 4 – Assets and Liabilities Transferred to Trust Mortgage – 350 Green for additional details.

Car Charging China was incorporated in the State of Delaware on June 24, 2010. Prior to 2015, Car Charging China had insignificant operations. On January 20, 2015, a three month agreement was entered into between CCGI, Car Charging China and a consultant whereby Car Charging China agreed to deliver to the consultant on a monthly basis $13,500 in cash and $10,000 in common stock of Car Charging China. As of March 31, 2015, Car Charging China had transferred 0.8% of its common stock (deemed to have de minimis value) to the consultant.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to preferred stock, common stock, stock options and warrants for the three months ended March 31, 2015 and 2014 of $1,760,234 and $519,840, respectively. As of March 31, 2015, there was $2,151,033 of unrecognized stock-based compensation expense related to stock options that will be recognized over the weighted average remaining vesting period of 1.4 years.

STOCK OPTIONS

See Note 10 – Commitments and Contingencies – Employment Agreement for details associated with the modification of certain stock options.

During the three months ended March 31, 2015, the Company issued five-year options to purchase 25,000 shares of the Company’s common stock at exercise prices ranging from $0.37 to $0.40 per share to members of the Board of Directors as compensation for attending Board meetings during this time. The options are fully vested and had an aggregate fair value of $7,559, which was expensed immediately.

During the three months ended March 31, 2015, the Company issued a five-year option to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.36 per share to a member of the Board of Directors as compensation for attending meetings of the newly formed OPFIN Committee. The option vests in one year and had a grant date fair value of $1,026, which will be recognized over the one year service period.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended
	March 31,
	2015	2014

Risk free interest rate	0.93% - 1.21%	1.34% - 1.56%
Expected term (years)	3.00 - 3.50	5.00
Expected volatility	91% - 101%	137% - 141%
Expected dividends	0.00%	0.00%

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK OPTIONS – CONTINUED

A summary of the option activity during the three months ended March 31, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value

Outstanding, December 31, 2014	7,690,665	$1.24
Granted	30,000	0.37
Exercised	-	-
Cancelled/forfeited	(73,000)	1.00
Outstanding, March 31, 2015	7,647,665	$1.24	3.3	$750

Exercisable, March 31, 2015	4,456,665	$1.27	3.1	$750

The following table presents information related to stock options at March 31, 2015:

	Options Outstanding		Options Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Options	In Years	Options

$0.33 - $0.54	$0.51	560,000	4.0	560,000
$0.55 - $1.00	1.00	1,916,000	4.5	135,000
$1.01 - $1.45	1.17	1,406,665	3.1	1,196,665
$1.46 - $1.56	1.46	3,015,000	2.7	2,065,000
$1.57 - $1.72	1.61	750,000	2.7	500,000
		7,647,665	3.1	4,456,665

STOCK WARRANTS

See Note 6 – Notes Payable for details associated with the issuance of a warrant in connection with a note extension. See Note 7 – Fair Value Measurement for details associated with the issuances of warrants to the former members of Beam.

On February 25, 2015, the Company entered into an agreement with certain investors in the October 2013 financing whereby the investors were issued warrants to purchase 3,336,734 shares of the Company’s common stock at an exercise price of $0.70 per share which vested immediately, expire five years from the date of issuance and contain weighted average anti-dilution and fundamental transaction provisions, as defined. These additional warrants represent the warrants the investors would have received as a result of the December 23, 2014 financing had they not previously surrendered their anti-dilution protection during 2014. The warrants, which were classified as derivative liabilities, had an aggregate fair value of $275,908, which was recognized immediately. Additionally, as a result of the December 23, 2014 financing, the exercise price of warrants to purchase an aggregate of 19,599,999 shares of common stock issued to the October 2013 and December 2013 investors was reduced to $0.70 per share. As the warrants are classified as derivative liabilities, the impact of the modification was included within change in fair value of warrant liabilities on the condensed consolidated statement of operations during the three months ended March 31, 2015.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK WARRANTS – CONTINUED

The assumptions used in connection with the valuation of warrants were as follows:

	For the Three Months Ended
	March 31,
	2015	2014

Risk free interest rate	0.02% - 1.30%	0.90%
Contractual term (years)	1.00 - 5.05	4.53 - 4.69
Expected volatility	84% - 89%	89%
Expected dividends	0.00%	0.00%

A summary of the warrant activity during the three months ended March 31, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value

Outstanding, December 31, 2014	54,088,323	$1.28
Issued	3,988,661	0.74
Exercised	-	-
Cancelled/forfeited	-	-
Outstanding, March 31, 2015	58,076,984	$1.14	3.2	$18

Exercisable, March 31, 2015	58,076,984	$1.14	3.2	$18

The following table presents information related to warrants at March 31, 2015:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Warrants	In Years	Warrants

$0.33 - $0.97	$0.73	25,945,111	3.6	25,945,111
$0.98 - $1.01	1.00	12,001,068	4.4	12,001,068
$1.02 - $1.28	1.05	4,722,882	2.3	4,722,882
$1.29 - $2.25	1.90	15,354,090	1.9	15,354,090
$2.26 - $30.00	20.71	53,833	0.7	53,833
		58,076,984	3.2	58,076,984

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. STOCKHOLDERS’ DEFICIENCY – CONTINUED

COMMON STOCK

See Note 10 – Commitments and Contingencies – Employment Agreement for details associated with the issuance of common stock.

During the three months ended March 31, 2015, the Company issued 73,755 fully vested shares of the Company’s common stock to members of the Board of Directors as compensation for attending Board meetings. The shares had a grant date fair value of $29,999 based on the trading price of the Company’s common stock on the dates of the respective meetings.

On February 3, 2015, the Company issued 50,000 fully vested shares of the Company’s common stock to a consultant to advise the Company about corporate governance matters. The consulting services expense valued at $50,000 was accrued for as of December 31, 2014.

9. RELATED PARTIES

The Company paid commissions to a company owned by its former CEO totaling $17,750 and $11,750 during the three months ended March 31, 2015 and 2014, respectively, for business development services relating to the installations of EV charging stations in accordance with the support services contract. These amounts are recorded as compensation in the condensed consolidated statements of operations.

The Company incurred accounting and tax service fees totaling $7,182 and $1,428 for the three months ended March 31, 2015 and 2014, respectively, provided by a company that is partially owned by the Company’s former Chief Financial Officer. This expense was recorded as general and administrative expense.

The Company is licensing certain technology under terms of a patent licensing agreement with an entity (licensor) that is majority owned by the former CEO. The Company has agreed to pay royalties to the licensor equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or uses of the licensed products and processes. As of March 31, 2015, the Company has not paid nor incurred any royalty fees related to this agreement.

10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Total rent expense for the three months ended March 31, 2015 and 2014 was $115,947 and $103,307, respectively.

EMPLOYMENT AGREEMENT

On March 24, 2015, the Company entered into an employment agreement with Mr. Ira Feintuch to serve as the Company’s Chief Operating Officer for an initial three year term renewable annually unless written notice is provided 60 days prior to the renewal term. In consideration thereof, Mr. Feintuch is to receive an annual salary of $250,000 and shall participate in all benefit programs of the Company. In addition, Mr. Feintuch will receive 1,000,000 shares of Series A Convertible Preferred Stock, 1,500 shares of Series C Convertible Preferred Stock and 1,500,000 shares of common stock. The stock awards are payable 50% upon the signing of the employment agreement and 50% upon the one year anniversary of the employment agreement. The total fair value of the stock awards was $1,750,000, of which $875,000 was recognized immediately upon issuance and the remaining $875,000 will be recognized over the one year service period. The Company estimated the fair value of the common stock and Series C Convertible Preferred Stock based on observed prices of sales and/or exchanges of identical securities within the last six months. The Company estimated the fair value of the Series A Convertible Preferred Stock based on observed prices of sales and/or exchanges of similar securities within the last six months. As of March 31, 2015, the Company had not issued 750,000 shares of common stock that were payable upon signing of the employment agreement and, as a result, the Company accrued for the liability, which was $316,465 as of March 31, 2015. See Note 5 – Accrued Expenses – Accrued Issuable Equity. In addition, options to purchase an aggregate of 1,495,665 shares of common stock held by Mr. Feintuch with exercise prices ranging from $1.00 to $1.46 per share had their expiration dates extended to March 24, 2018. As a result, the Company recorded option modification expense of $47,536 during the three months ended March 31, 2015.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES – CONTINUED

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

On August 7, 2014, 350 Green received a copy of a complaint filed by Sheetz, a former vendor of 350 Green alleging breach of contract and unjust enrichment of $112,500. The complaint names 350 Green, 350 Holdings LLC and CCGI in separate breach of contract counts and names all three entities together in an unjust enrichment claim. CCGI and 350 Holdings will seek to be dismissed from the litigation, because, as the complaint is currently plead, there is no legal basis to hold CCGI or 350 Green liable for a contract to which they are not parties. The parties held a mediation conference on May 15, 2015 but no settlement was reached. The parties continue to negotiate a settlement.

11. SUBSEQUENT EVENTS

PATENT LICENSE AGREEMENT

On March 11, 2016, the Company (the “Licensee”), the Executive Chairman of the Board and Balance Holdings, LLC (an entity controlled by the Executive Chairman) (collectively, the “Licensor”) entered into an agreement related to a patent license agreement, dated March 29, 2012. The parties acknowledge that the Licensee has paid a total of $8,525 in registration and legal fees for the U.S. Provisional Patent Application No. 61529016 (the “Patent Application”) to date. Effective March 11, 2016, the patent license agreement, solely with respect to the Patent Application and the parties’ rights and obligations thereto, was terminated. The Executive Chairman of the Board agreed to be solely responsible for all future costs and fees associated with the prosecution of the patent application. In the event the Patent Application is successful, the Executive Chairman of the Board shall grant a credit to the Licensee in the amount of $8,525 to be applied against any outstanding amount(s) owed to him. If the Licensee does not have any outstanding payment obligations to the Executive Chairman of the Board at the time the Patent Application is approved, the Executive Chairman of the Board shall remit the $8,525 to the Licensee within twenty (20) days of the approval. The parties agreed to a mutual release of any claims associated with the patent license agreement.

SERIES C CONVERTIBLE PREFERRED STOCK

Subsequent to March 31, 2015, the Company issued shares of Series C Convertible Preferred Stock representing the following:

Series C
Convertible
Preferred Stock

Dividends for the following periods:
Quarter ended June 30, 2015	2,124
Quarter ended September 30, 2015	2,425
Securities Purchase Agreement dated July 24, 2015	9,223
Securities Purchase Agreement dated October 14, 2015	18,333
Securities Purchase Agreement dated March 11, 2016	10,834
Satisfaction of accrued liabilities	4,300

Total	47,239

Subsequent to March 31, 2015, the Company did not meet certain defined milestones by the targeted completion date of June 30, 2015 as stipulated under the Series C Convertible Preferred Stock Securities Purchase Agreement dated December 23, 2014. Notwithstanding, the Purchasers agreed to release $1,500,000 to the Company from escrow in consideration of the formation of an Operations and Finance Committee (“OPFIN Committee”), which will provide the Company with financial and operational direction, management and oversight with respect to the Company’s operating plan and fiscal year 2015 revised budget and oversee progress. Pursuant to an election of one of the Purchasers, $1,000,000 was returned to the Purchaser from escrow and was not provided to the Company, such that the Company received an aggregate of $5,000,000 pursuant to the Securities Purchase Agreement, as compared to the $6,000,000 originally contemplated.

On July 24, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Eventide Gilead Fund (the “Purchaser”) for proceeds of an aggregate of $830,000. Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchaser: (i) 9,223 shares of Series C Convertible Preferred Stock with a stated value of $100 per share, and (ii) five-year warrants to purchase an aggregate of 1,318,889 shares of common stock for an exercise price of $1.00 per share.

On October 14, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Eventide Gilead Fund (the “Purchaser”) for proceeds of an aggregate of $1,100,000. Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchaser: (i) 18,333 shares of Series C Convertible Preferred Stock with a stated value of $100 per share, and (ii) five-year warrants to purchase an aggregate of 2,618,997 shares of common stock for an exercise price of $1.00 per share.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. SUBSEQUENT EVENTS – CONTINUED

SERIES C CONVERTIBLE PREFERRED STOCK – CONTINUED

On March 11, 2016, the Company entered into a Securities Purchase Agreement with Eventide Gilead Fund (the “Purchaser”) for proceeds of an aggregate of $2,900,040 (“Subscription Amount”), of which, $650,040 was paid to the Company at closing and the remaining $2,250,000 (“Milestone Amounts”) is payable to the Company upon the completion of certain milestones (“Milestones”), as specified in the agreement. Pursuant to the agreement, the Company will issue the following to the Purchaser: (i) 48,334 shares of Series C Convertible Preferred Stock with a stated value of $100 per share (of which, 10,834 shares of Series C Convertible Preferred Stock were issued to the Purchaser at closing), and (ii) five-year warrants to purchase an aggregate of 6,904,857 shares of common stock for an exercise price of $1.00 per share (of which, a warrant to purchase 1,547,714 shares of common stock was issued to the Purchaser at closing). If, by June 24, 2016, the Company has not met sufficient Milestones for payment of the full Subscription Amount, then the Purchaser will have no further obligation to pay further Milestone Amounts and the Purchaser shall only be entitled to receive such additional securities that correspond to the portion of the Subscription Amount paid by Purchaser. If (i) the Company fails to achieve annual overall revenue growth of 20% measured year to year (e.g., Q3 2016 compared to Q3 2015) based on its most recent public filings; and (ii) the Company fails to achieve at least a 25% increase in the value of purchase orders received for Generation 2 Hardware (with a minimum average 40% gross margin) quarter over quarter on a quarterly basis (e.g., Q3 2016 compared to Q2 2016) based on its most recent two quarters of public filings; and (iii) the holders of the shares of Series C Convertible Preferred Stock request a redemption; and (iv) the Company chooses not to honor the redemption request; then, within 180 days from the Company’s receipt of notice from at least 60% of the holders of the shares of Series C Convertible Preferred Stock, the Company will use reasonable efforts to enter into an agreement to sell substantially all of its assets and use the proceeds to pay all creditors and shareholders according to their position and in accordance with applicable laws. In the event the Company does not complete the sale of substantially all of its assets within said 180 day period, Michael D. Farkas agrees to vote all shares of voting capital stock of the Company registered in his name or beneficially owned by him as of the date hereof in accordance with the instructions of at least 60% of the holders of the shares of Series C Convertible Preferred Stock on questions relating to the liquidation of the Company and any other questions, including without limitation, Board of Directors modifications, necessary to effect a Company liquidation. In the event of the Company’s noncompliance with Rule 144(c)(1) at any time after the six (6) month anniversary of the offering, the Purchaser is entitled to receive a cash fee equal to 1% of the aggregate subscription amount of the Purchaser’s securities, plus an additional 1% for every pro rata 30 day period that the Company is not in compliance. As defined in the agreement, from the date of closing until such time as the Purchaser holds any of the warrants, the Company is prohibited from entering into any variable rate transactions. For a period of one year, the Purchaser have the option to exchange all or a portion of the shares of Series C Convertible Preferred Stock purchased pursuant to agreement for any securities placed by the Company in a future equity financing transaction, based on a Series C Convertible Preferred Stock value equal to 125% of the purchase price for financing closed prior to April 30, 2016 and otherwise based on a Series C Convertible Preferred Stock value equal to $90 per share.

STOCK-BASED COMPENSATION

Subsequent to March 31, 2015, the Company issued one-year warrants to purchase an aggregate of 52,523 shares of the Company’s common stock to the former members of Beam at exercise prices ranging from $0.27 to $1.50 per share.

Subsequent to March 31, 2015, the Company issued an aggregate of 110,744 fully vested shares of the Company’s common stock at the closing market price on the date of the respective meeting and five-year options to purchase an aggregate of 65,000 shares of the Company’s common stock at exercise prices ranging from $0.19 to $0.42 per share to members of the Board of Directors for attendance of Board meetings held during this time. The options vest immediately.

Subsequent to March 31, 2015, the Company issued an aggregate of 72,258 fully vested shares of the Company’s common stock at the respective closing market price on the date of the respective meetings and five-year options to purchase 30,000 shares of the Company’s common stock at exercise prices ranging from $0.18 to $0.39 per share to a member of the Board of Directors for attendance of meetings of the newly formed OPFIN Committee. 20,000 options vest two years from the date of issuance and 10,000 options vest immediately.

On April 1, 2015, the Company issued 51,586 fully vested shares of its common stock to its then Chief Financial Officer as compensation for the period from November 2014 through April 2015 valued at $21,600, of which $7,200 were accrued for as of December 31, 2014.

On April 10, 2015, the Company issued 432,892 fully vested shares of its common stock to a consulting firm for services rendered by a financial consultant for the period of December 2014 through March 2015 valued at $161,325, of which $16,739 was accrued for as of December 31, 2014.

As part of a litigation settlement, on April 24, 2015, two former members of Beam were issued an aggregate of 100,000 fully vested shares of the Company’s common stock valued at $0.35 per share.

Subsequent to March 31, 2015, the Company offered the remaining seven former Beam members’ shares of the Company’s common stock as consideration for surrendering their anti-dilution benefit contained in the original Beam acquisition agreement. As a result, three members accepted the Company’s offer and the Company issued an aggregate of 2,850 fully vested shares of the Company’s common stock valued at $898.

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

In December 2015, the Company issued an aggregate of 101,962 fully vested shares of the Company’s common stock at the closing market price on the date of the respective meeting and five-year options to purchase an aggregate of 20,000 shares of the Company’s common stock at an exercise price of $0.19 per share to members of the Board of Directors for attendance of Board meetings held during this time. The options vest immediately.

In December 2015, the Company issued five-year options to purchase 15,000 shares of the Company’s common stock at exercise prices ranging from $0.18 to $0.19 per share to members of the Board of Directors for attendance of meetings of the newly formed OPFIN Committee.

In January 2016, the Company agreed to extend the maturity date of warrants to purchase an aggregate of 1,290,000 shares of common stock with an exercise price of $2.25 per share by eighteen (18) months in exchange for the warrant holders agreeing to the deletion of a fundamental transaction provision.

In March 2016, one of the former members of Beam returned 242,303 shares of the Company’s common stock to the Company in exchange for $45,000. The shares of common stock were cancelled by the Company in March 2016.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. SUBSEQUENT EVENTS – CONTINUED

EMPLOYMENT AGREEMENTS

On July 29, 2015 (the “Effective Date”), the Company entered into an employment agreement with Mr. Michael J. Calise to serve as the Company’s Chief Executive Officer, pursuant to which Mr. Calise will be compensated at the rate of $275,000 per annum. In addition, Mr. Calise will be entitled to receive (1) 3,584,400 four-year options with an exercise price of $0.70 per share, (2) 1,588,016 four-year options with an exercise price of $1.00 per share, (3) 26,422 four-year options with an exercise price of $1.50 per share, (4) 287,970 four-year options with an exercise price of $2.00 per share and (5) 1,500 four-year options with an exercise price of $3.00 per share. Each of the options shall vest and become exercisable at the rate of 25% of the total number of shares on the twelve (12) month anniversary of the Effective Date and 1/16 of the total number of shares each quarter thereafter on each quarterly anniversary of the Effective Date. In addition, Mr. Calise will receive a signing bonus consisting of (i) 220,588 shares of the Company’s common stock valued at $75,000 and (ii) a $25,000 cash payment. Within thirty (30) days of Mr. Calise’s acceptance of this position, Mr. Calise and the Board of the Directors will mutually set the Key Performance Indicators (“KPIs”) for Mr. Calise’s annual performance bonus. Mr. Calise will be initially eligible to receive an annual performance bonus in the amount of $100,000. Any entitled annual performance bonus shall be payable in January after the end of each year, and awarded for meeting the KPIs mutually set by Mr. Calise and the Board of Directors for the prior calendar year. Mr. Calise and the Board of Directors will meet at the beginning of each calendar year for set the KPIs and the annual bonus amount for that calendar year. Mr. Calise may receive an additional bonus in the form of cash and/or stock, at the discretion of the Board of Directors, or pursuant to one or more written plans adopted by the Board of Directors. Mr. Calise is entitled to paid time off of 20 days per annum. Upon termination by the Company other than for cause, death, disability, or if Mr. Calise resigns for good reason, Mr. Calise will be entitled to: (i) a lump sum payment equal to nine (9) months of salary, then in effect, (ii) a prorated annual performance bonus, (iii) reimbursement of COBRA premiums for a period of (12) months and (iv) (9) months of accelerated vesting with respect to Mr. Calise’s then-outstanding equity awards. In addition to the preceding termination benefits, if Mr. Calise is terminated three months or less prior to, or upon, or within twelve months following a change of control, Mr. Calise will be entitled to accelerated vesting of then-outstanding equity awards ranging from an additional three months up to 100% acceleration of vesting.

Effective July 24, 2015, the Company amended its employment agreement with Mr. Michael D. Farkas, such that Mr. Farkas was appointed the Company’s Chief Visionary Officer and shall no longer serve as the Company’s Chief Executive Officer. Mr. Farkas will continue to serve as the Company’s Executive Chairman of the Board. The employment agreement had a four month term. The amended employment agreement specified the following: (i) in the event of a sale of the Company within one year of July 24, 2015, Mr. Farkas shall be entitled to receive an incentive payment equal to 1% of the gross sale price; (ii) in satisfaction of amounts previously owed to Mr. Farkas, the Company issued 4,444 shares of Series C Convertible Preferred stock valued at $400,000; and (iii) all outstanding options and warrants shall vest immediately.

BUSINESS AGREEMENTS

On April 2, 2015, Nissan North America (“Nissan”) notified the Company of the termination of the joint marketing agreement with the Company as a result of the Company’s material default of the agreement in 2015. As a result, Nissan notified the Company of its intent to repossess the 31 uninstalled fast chargers currently held at a third party facility that had a carrying amount of $462,552 and was included within other assets and deferred revenue on the condensed consolidated balance sheet as of December 31, 2014. The parties reached an agreement on July 23, 2015 that Nissan would take possession of 28 uninstalled fast chargers held at the third party facility.

On May 19, 2015, the Company entered into an agreement to purchase 15,000 chargers over three years pending: (i) the submission of a purchase order for 15,000 chargers to be delivered in a mutually agreed product delivery forecast, (ii) the payment of an initiation fee, as defined, (iii) sign off on a mutually agreed product schedule and (iv) a three year delivery forecast. The value of the chargers in the aggregate is in the range of $10.3 million to $16.5 million depending on model and ordering quantity of respective model. On June 26, 2015, the Company paid the initiation fee of $83,000 in full.

CONVERTIBLE NOTE PAYABLE

On May 1, 2015, the Company further renegotiated the terms of the $200,000 secured convertible note such that: (i) the unpaid balance would accrue interest at the rate of 2% per month effective April 1, 2015 and (ii) the maturity date was extended to June 1, 2015. In connection with the extension, the Company: (i) issued the lender an immediately vested five-year warrant to purchase 50,000 shares of the Company’s common stock at $1.00 per share and (ii) extended the expiration dates of warrants issued in October 2012 to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the lender and its affiliates from October 2015 to October 2017. On November 9, 2015, the Company further renegotiated the terms of the convertible note such that: (i) the Company shall pay the lender $61,000 comprised of $50,000 of principal and interest of $11,000; (ii) interest payable on the note accrues interest at a rate of 1.5% per month effective April 1, 2015 and (iii) the maturity date was extended to February 29, 2016. In connection with the extension, the Company issued the lender an immediately vested five-year warrant to purchase 280,000 shares of the Company’s common stock at $1.00 per share. Through the date of filing, the Company has paid an aggregate of $170,008 to the lender, inclusive of accrued interest, such that a principal balance of $50,000 remains outstanding is currently past due.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. SUBSEQUENT EVENTS – CONTINUED

LITIGATION AND DISPUTES

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink for the manufacturing and purchase of 6,500 charging cables by Blink, who has not taken delivery or made payment on the contract price of $737,425. ITT Cannon also seeks to be paid the cost of attorney's fees as well as punitive damages. The parties have agreed on a single arbitrator and are working to schedule the arbitration. The Company contends that the product was not in accordance with the specifications in the purchase order and, as such, believes the claim is without merit. The parties remain in the discovery process as of the date of filing.

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. v. 350 Green, LLC in favor of JNS, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS.

On January 15, 2016, The Bernstein Law Firm filed a Demand for Arbitration with the American Arbitration Association (“AAA”) against the Company for breach of contract for failure to pay invoices in the amount of $87,167 for legal work performed by The Bernstein Law Firm. The Company has not yet been contacted by the AAA.

OPERATING LEASE

On July 31, 2015, the lease agreement for the Company’s corporate headquarters in Miami Beach, Florida was amended such that the amended lease term begins on August 1, 2015 and ends on September 30, 2018. Monthly lease payments are approximately $20,000 for a total of approximately $755,000 for the total term of the lease.

ECOTALITY ESTATE

On April 10, 2015, the ECOtality consideration was amended to an initial payment of $375,000 (including approximately $281,000 to be paid on behalf of the estate directly to their professional service providers and $94,035 representing forbearance of a Blink network receivable from the estate) and a subsequent cash payment of $825,000 to the Creditors secured by the issuance of 8,250 shares of Series B Convertible Preferred Stock.

NOTES PAYABLE

Subsequent to March 31, 2015, the Company repaid in full a note payable in the principal amount of $100,000 to its Executive Chairman of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Car Charging Group, Inc. (and including its subsidiaries, “CCGI”) as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to CCGI. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on December 8, 2015.

Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

Car Charging Group, Inc. (OTCPink: “CCGI”, “CarCharging” or “Company”) is the largest owner, operator, and provider of electric vehicle (“EV”) charging services. CarCharging offers both residential and commercial EV charging equipment, enabling EV drivers to easily recharge at numerous location types. Headquartered in Miami Beach, FL with offices in San Jose, CA, New York, NY, and Phoenix, AZ, CarCharging’s business model is designed to expand EV charging infrastructure availability.

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

Recent Developments

Private Placements

On December 23, 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”) for aggregate consideration of up to $6,000,000 (the “Aggregate Subscription Amount”). Pursuant to the Securities Purchase Agreement, the Company issued the following to the Purchasers: (i) 60,000 shares of Series C Convertible Preferred Stock convertible into 8,571,429 shares of the Company’s common stock, par value $0.001, (the “Common Stock”); and (ii) fully vested five-year warrants (the “Warrants”) to purchase an aggregate of 8,571,429 shares of Common Stock (the “Warrant Shares”) for an exercise price of $1.00 per share. Through the date of filing, the Company had received $5,000,000 associated with the Securities Purchase agreement (the initial $2,000,000 upon execution and an additional $3,000,000 related to the original Series C Convertible Preferred Stock in consideration of the formation of an Operations and Finance Committee (“OPFIN Committee”) to provide the Company with financial and operational direction, management and oversight with respect to the Company’s operating plan and fiscal year 2015 revised budget and to oversee progress).

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

On March 11, 2016, the Company entered into a Securities Purchase Agreement with Eventide Gilead Fund (the “Purchaser”) for proceeds of an aggregate of $2,900,040 (“Subscription Amount”), of which, $650,040 was paid to the Company at closing and the remaining $2,250,000 (“Milestone Amounts”) is payable to the Company upon the completion of certain milestones (“Milestones”), as specified in the agreement. Pursuant to the agreement, the Company will issue the following to the Purchaser: (i) 48,334 shares of Series C Convertible Preferred Stock with a stated value of $100 per share (of which, 10,834 shares of Series C Convertible Preferred Stock were issued to the Purchaser at closing), and (ii) five-year warrants to purchase an aggregate of 6,904,857 shares of common stock for an exercise price of $1.00 per share (of which, a warrant to purchase 1,547,714 shares of common stock was issued to the Purchaser at closing). If, by June 24, 2016, the Company has not met sufficient Milestones for payment of the full Subscription Amount, then the Purchaser will have no further obligation to pay further Milestone Amounts and the Purchaser shall only be entitled to receive such additional securities that correspond to the portion of the Subscription Amount paid by Purchaser. If (i) the Company fails to achieve annual overall revenue growth of 20% measured year to year (e.g., Q3 2016 compared to Q3 2015) based on its most recent public filings; and (ii) the Company fails to achieve at least a 25% increase in the value of purchase orders received for Generation 2 Hardware (with a minimum average 40% gross margin) quarter over quarter on a quarterly basis (e.g., Q3 2016 compared to Q2 2016) based on its most recent two quarters of public filings; and (iii) the holders of the shares of Series C Convertible Preferred Stock request a redemption; and (iv) the Company chooses not to honor the redemption request; then, within 180 days from the Company’s receipt of notice from at least 60% of the holders of the shares of Series C Convertible Preferred Stock, the Company will use reasonable efforts to enter into an agreement to sell substantially all of its assets and use the proceeds to pay all creditors and shareholders according to their position and in accordance with applicable laws. In the event the Company does not complete the sale of substantially all of its assets within said 180 day period, Michael D. Farkas agrees to vote all shares of voting capital stock of the Company registered in his name or beneficially owned by him as of the date hereof in accordance with the instructions of at least 60% of the holders of the shares of Series C Convertible Preferred Stock on questions relating to the liquidation of the Company and any other questions, including without limitation, Board of Directors modifications, necessary to effect a Company liquidation. In the event of the Company’s noncompliance with Rule 144(c)(1) at any time after the six (6) month anniversary of the offering, the Purchaser is entitled to receive a cash fee equal to 1% of the aggregate subscription amount of the Purchaser’s securities, plus an additional 1% for every pro rata 30 day period that the Company is not in compliance. As defined in the agreement, from the date of closing until such time as the Purchaser holds any of the warrants, the Company is prohibited from entering into any variable rate transactions. For a period of one year, the Purchaser have the option to exchange all or a portion of the shares of Series C Convertible Preferred Stock purchased pursuant to agreement for any securities placed by the Company in a future equity financing transaction, based on a Series C Convertible Preferred Stock value equal to 125% of the purchase price for financing closed prior to April 30, 2016 and otherwise based on a Series C Convertible Preferred Stock value equal to $90 per share.

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

Consolidated Results of Operations

Three Months Ended March 31, 2015 Compared With Three Months Ended March 31, 2014

Revenues

We have generated charging service revenue of $389,785 related to installed EV charging stations for three months ended March 31, 2015 as compared to $255,659 in service fees for the three months ended March 31, 2014, an increase of $134,126, or 52%, which is primarily a result of the Company’s participation in a program sponsored by Nissan North America to provide free electric charging to purchasers of Nissan Leafs in certain markets in the United States commencing in July 2014. On April 2, 2015, Nissan North America notified the Company of the termination of the joint marketing agreement with the Company as a result of the Company’s material default of the agreement in 2015.

Grant revenue increased from $62,633 to $646,185 during the three months ended March 31, 2015, an increase of $583,552, or 932%. Grants, rebate and incentives, collectively “grant revenue” relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. Grant revenue during the three months ended March 31, 2015 was primarily derived from our agreement with the Bay Area Air Quality Management District.

Equipment sales increased from $37,393 to $220,807 during the three months ended March 31, 2015, an increase of $183,414, or 491%. The increase was primarily due to sales of residential and commercial chargers.

During the three months ended March 31, 2015, other revenues were $34,524, which were comprised of network and transaction fees earned from our hosts. No such fees were in effect during the three months ended March 31, 2014.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, electricity reimbursements and revenue share payments to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the three months ended March 31, 2015 were $1,008,074 as compared to $1,312,201 for the three months ended March 31, 2014, a decrease of $304,127, or 23%, primarily due to a reduction in depreciation and amortization expenses resulting from the impairment of certain fixed assets in 2014.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense increased by $963,927, or 53%, from $1,820,727 for the three months ended March 31, 2014 to $2,784,654 for the three months ended March 31, 2015. The increase was primarily attributable to share-based payments with a fair value of $875,000 made to our newly-appointed Chief Operating Officer during the three months ended March 31, 2015 under the terms of an employment agreement, as well as increased payroll expenses of approximately $161,000 due to increased salaries and headcount as compared to the prior period.

Other operating expenses consist primarily of rent, travel and IT expenses. Other operating expenses decreased by $86,293, or 21%, from $402,863 for the three months ended March 31, 2014 to $316,570 for the three months ended March 31, 2015. The decrease was primarily attributable to reduced sales taxes and personal property taxes as compared to the prior period.

General and administrative expenses decreased by $253,554, or 26%, from $965,634 for the three months ended March 31, 2014 to $712,080 for the three months ended March 31, 2015. The decrease was primarily as a result of a reduction in amortization expense of approximately $249,000 resulting from the impairment of certain intangible assets in 2014.

Other (Expense) Income

Other (expense) income decreased by $438,779, or 153%, from $286,823 for the three months ended March 31, 2014 to $(151,956) for the three months ended March 31, 2015. The increase was attributable to:

●	A gain from the change in the fair value of warrant liabilities of $598,009 during the three months ended March 31, 2015, as compared to $284,365 during the three months ended March 31, 2015, an increase of $882,782.

●	An increase in the gain on settlement of accounts payable of $3,711 as compared to the prior period.

●	Non-compliance penalty expense of $463,500 during the three months ended March 31, 2015 as a result of our delinquent regular SEC filings.

●	Inducement expense of $275,908 during the three months ended March 31, 2015 associated with the issuance of warrants to purchase 3,336,734 shares of common stock which represent the warrants the investors would have received as a result of the December 23, 2014 financing had they not previously surrendered their anti-dilution protection during 2014.

●	Amortization of debt discount of $41,998 during the three months ended March 31, 2015 associated with warrants issued in connection with convertible debt.

●	A decrease in net interest expense of $25,272 as compared to the prior period.

Net Loss

Our net loss for the three months ended March 31, 2015 decreased by $176,884, or 5%, to $3,682,033 as compared to $3,858,917 for the three months ended March 31, 2014. The decrease was primarily attributable to an increase in gross profit of $1,239,743, partially offset by an increase in operating expenses of $624,080 and increase in other expenses of $438,779. Our net loss attributable to common shareholders for the three months ended March 31, 2015 increased by $78,853, or 2%, from $3,858,917 to $3,937,770 for the aforementioned reasons and due to dividends attributable to Series C Convertible Preferred shareholders of $202,000.

Liquidity and Capital Resources

During the three months ended March 31, 2015, we financed our activities from proceeds derived from sales of our capital stock. A significant portion of the funds raised from the sale of capital stock have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the three months ended March 31, 2015 and 2014, we used cash of $2,621,345 and $2,095,061 from operations respectively. Our cash use for the three months ended March 31, 2015 was primarily attributable to our net loss of $3,682,033, adjusted for net non-cash expenses in the aggregate amount of $1,877,022, plus $816,334 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash use for the three months ended March 31, 2014 was primarily attributable to our net loss of $3,858,917, adjusted for net non-cash expenses in the aggregate amount of $1,261,828, partially offset by $502,028 of net cash provided by changes in the levels of operating assets and liabilities. During the three months ended March 31, 2015, cash used for investing was $129,573, of which $18,608 was for the purchase of office and computer equipment and $110,965 was paid to the ECOtality Estate Creditor’s Committee. Net cash outflows for investing activities were $359,788 for the three months ended March 31, 2014 of which $222,623 was used for purchases of electric vehicle charging stations and $137,165 was used for the purchase of an automobile. Cash provided by financing activities for the three months ended March 31, 2015 was $1,446,727 of which $1,500,000 was due to the release of funds from escrow in connection with a prior sale of Series C Convertible Preferred Stock, partially offset by the repayment of notes payable of $53,273. Cash flows provided by financing activities for the three months ended March 31, 2014 totaled $478,163 of which $450,046 was from the purchase of Certificates of Deposit to serve as collateral for a letter of credit issued by the bank to finance the purchase of inventory from a foreign vendor and the repayment of notes of $28,117.

Through March 31, 2015, the Company has incurred an accumulated deficit since inception of $68,473,901. At March 31, 2015, the Company had a cash balance and working capital deficit of $322,871 and $16,526,099, respectively. The Company has incurred additional losses subsequent to March 31, 2015. The Company implemented cost reduction measures in December 2014 to reduce employee headcount and other operating expenditures.

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

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on December 8, 2015. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2014 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We do not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

4.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

5.	We have determined that oversight over our external financial reporting and internal control over our financial reporting by our audit committee is ineffective. The audit committee has not provided adequate review of the Company’s SEC’s filings and condensed consolidated financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s condensed consolidated financial statement.

We have taken steps to remediate some of the weaknesses described above, including by engaging a financing consultant with expertise in accounting for complex transactions. We intend to continue to address these weaknesses as resources permit.

Notwithstanding the assessment that our ICFR was not effective and that there are material weaknesses as identified herein, we believe that our condensed consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Our annual report did not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and are not required to provide the report.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting has not changed during the fiscal quarter covered by this Quarterly Report on Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink for the manufacturing and purchase of 6,500 charging cables by Blink, who has not taken delivery or made payment on the contract price of $737,425. ITT Cannon also seeks to be paid the cost of attorney's fees as well as punitive damages. The parties have agreed on a single arbitrator and are working to schedule the arbitration. The Company contends that the product was not in accordance with the specifications in the purchase order and, as such, believes the claim is without merit. The parties remain in the discovery process as of the date of filing.

On January 15, 2016, The Bernstein Law Firm filed a Demand for Arbitration with the American Arbitration Association (“AAA”) against the Company for breach of contract for failure to pay invoices in the amount of $87,167 for legal work performed by The Bernstein Law Firm. The Company has not yet been contacted by the AAA.

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

On August 7, 2014, 350 Green received a copy of a complaint filed by Sheetz, a former vendor of 350 Green alleging breach of contract and unjust enrichment of $112,500. The complaint names 350 Green, 350 Holdings LLC and CCGI in separate breach of contract counts and names all three entities together in an unjust enrichment claim. CCGI and 350 Holdings will seek to be dismissed from the litigation, because, as the complaint is currently plead, there is no legal basis to hold CCGI or 350 Green liable for a contract to which they are not parties. The parties held a mediation conference on May 15, 2015 but no settlement was reached. The parties continue to negotiate a settlement.

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. (“JNS”) v. 350 Green, LLC in favor of JNS, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS.

General Litigation

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. The Company records legal costs associated with loss contingencies as incurred and has accrued for all probable and estimable settlements.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on December 8, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 3, 2015, the Company issued 50,000 fully vested shares of the Company’s common stock to a consultant to advise the Company about corporate governance matters.

On February 20, 2015, the Company renegotiated the terms of the $200,000 convertible note such that the due date was extended to March 31, 2015. In connection with the extension, the Company issued the investor an immediately vested five-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.00 per share.

On February 10, 2015, the Company issued 20,414 shares of Series C Convertible Preferred Stock and on March 31, 2015, the Company issued the remaining 283 shares of Series C Convertible Preferred Stock. These issuances were made as a settlement payment of accrued registration rights. See Note 5- Accrued Expenses: Registration Rights Penalty.

On March 24, 2015, the Company entered into an employment agreement with Mr. Ira Feintuch to serve as the Company’s Chief Operating Officer whereby Mr. Feintuch was immediately issued 750 shares of Series C preferred stock and 500,000 shares of Series A preferred stock. See Note 10- Commitments and Contingencies: Employment Agreement.

During the three months ended March 31, 2015, the Company issued 73,755 fully vested shares of the Company’s common stock to members of the Board of Directors as compensation for attending Board meetings. The shares had a grant date fair value of $29,999 based on the trading price of the Company’s common stock on the dates of the respective meetings.

During the three months ended March 31, 2015, the Company issued 208 shares of Series C Convertible Preferred Stock in satisfaction of the $20,800 dividend for the period from December 23, 2014 through December 31, 2014 and 2,020 shares of Series C Convertible Preferred Stock in satisfaction of the $202,000 dividend for the three months ended March 31, 2015.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

10.1	Employment Agreement by and between the Company and Mr. Ira Feintuch, dated March 24, 2015 (1)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Schema *

101.CAL	XBRL Taxonomy Calculation Linkbase *

101.DEF	XBRL Taxonomy Definition Linkbase *

101.LAB	XBRL Taxonomy Label Linkbase *

101.PRE	XBRL Taxonomy Presentation Linkbase *

(1)	Filed as an Exhibit on Current Report to Form 8-K with the SEC on April 8, 2015.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2016	CAR CHARGING GROUP, INC.

	By:	/s/ Michael J. Calise
Michael J. Calise
Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer)

