Form 10-Q
period 2015-06-30
Car Charging Group, Inc.
filed 2016-04-14
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of April 13, 2016, the registrant had 79,480,389 common shares issued and outstanding.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$279,581	$1,627,062
Accounts receivable and other receivables, net	542,856	284,708
Inventory, net of reserve of $332,000 and $443,387 as of June 30, 2015 and December 31, 2014, respectively	866,400	1,175,798
Prepaid expenses and other current assets	253,576	62,669

Total Current Assets	1,942,413	3,150,237

Fixed assets, net	1,952,788	2,307,117
Intangible assets, net	131,954	137,112
Other assets	544,374	569,703

Total Assets	$4,571,529	$6,164,169

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,590,641	$1,568,969
Accounts payable [1]	4,063,779	4,071,741
Accrued expenses	4,019,565	8,739,027
Accrued expenses [1]	268,162	322,616
Accrued public information fee	2,464,667	711,517
Derivative liabilities	3,390,872	3,635,294
Convertible notes payable, net of debt discount of $0 and $18,357 as of June 30, 2015 and December 31, 2014, respectively	100,000	181,643
Current portion of notes payable	371,621	401,297
Notes payable - related party	100,000	135,000
Current portion of deferred revenue	875,671	959,962

Total Current Liabilities	17,244,978	20,727,066
Deferred revenue, net of current portion	244,620	275,370
Notes payable, net of current portion	11,893	18,803

Total Liabilities	17,501,491	21,021,239
Series B Convertible Preferred Stock, 10,000 shares designated, 8,250 and 0 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	825,000	-
Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 10,500,000 and 10,000,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	10,500	10,000
Series C Convertible Preferred Stock, 250,000 shares designated, 86,049 and 60,250 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	86	60
Common stock, $0.001 par value, 500,000,000 shares authorized, 79,331,868 and 77,756,057 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	79,332	77,756
Additional paid-in capital	62,314,813	58,193,975
Accumulated deficit	(70,825,957)	(64,738,131)
Stock subscription proceeds held in escrow	(1,000,000)	(4,000,000)

Total Car Charging Group Inc. - Stockholders’ Deficiency	(9,421,226)	(10,456,340)
Non-controlling interest [1]	(4,333,736)	(4,400,730)

Total Stockholders’ Deficiency	(13,754,962)	(14,857,070)

Total Liabilities and Stockholders’ Deficiency	$4,571,529	$6,164,169

[1] - Related to 350 Green, which became a variable interest entity of the Company on April 17, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues:
Charging service revenue	$515,985	$271,855	$905,770	$527,514
Grant and rebate revenue	159,794	596,009	805,979	658,642
Equipment sales	185,172	61,328	405,979	98,721
Other	82,160	-	116,684	-

Total Revenues	943,111	929,192	2,234,412	1,284,877

Cost of Revenues:
Cost of charging services	345,157	726,223	967,977	1,261,831
Depreciation and amortization	215,627	755,133	430,102	1,501,010
Cost of equipment sales	152,247	54,542	323,026	85,258

Total Cost of Revenues	713,031	1,535,898	1,721,105	2,848,099

Gross Profit (Loss)	230,080	(606,706)	513,307	(1,563,222)

Operating Expenses:
Compensation	2,070,910	2,254,760	4,855,564	4,075,487
Other operating expenses	505,581	376,758	822,151	779,621
General and administrative expenses	813,412	557,591	1,525,492	1,523,225
Impairment of goodwill	-	3,299,379	-	3,299,379
Inducement expense for standby financial support	-	858,118	-	858,118

Total Operating Expenses	3,389,903	7,346,606	7,203,207	10,535,830

Loss From Operations	(3,159,823)	(7,953,312)	(6,689,900)	(12,099,052)

Other (Expense) Income:
Interest expense, net	(11,960)	(11,537)	(21,019)	(45,868)
Amortization of discount on convertible debt	-	-	(41,998)	-
Gain on settlement of accounts payable	-	-	40,500	36,789
Change in fair value of warrant liabilities	290,898	1,219,889	888,907	1,504,254
Loss on disposal of assets	(2,160)	-	(2,160)	-
Investor warrant expense	-	-	(275,908)	-
Inducement expense for partial extinguishment of derivative liability	-	(368,688)	-	(368,688)
Non-compliance penalty for delinquent regular SEC filings	(1,289,650)	-	(1,753,150)	-
Release from liability from US Department of Energy	1,833,896	-	1,833,896	-

Total Other Income	821,024	839,664	669,068	1,126,487

Net Loss	(2,338,799)	(7,113,648)	(6,020,832)	(10,972,565)
Less: Net income attributable to noncontrolling interest	13,257	-	66,994	-
Net Loss Attributable to Car Charging Group, Inc.	(2,352,056)	(7,113,648)	(6,087,826)	(10,972,565)
Dividend attributable to Series C Convertible Preferred Stockholders	(212,400)	-	(414,400)	-
Net Loss Attributable to Common Shareholders	$(2,564,456)	$(7,113,648)	$(6,502,226)	$(10,972,565)

Net Loss Per Share
- Basic and Diluted	$(0.03)	$(0.09)	$(0.08)	$(0.14)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	79,139,995	77,697,633	78,489,861	77,633,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficiency

For the Six Months Ended June 30, 2015

(unaudited)

									Stock
									Subscription	Non
							Additional		Proceeds	Controlling	Total
	Preferred-A		Preferred-C		Common Stock		Paid-In	Accumulated	Held In	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Escrow	Deficit	Deficiency

Balance - December 31, 2014	10,000,000	$10,000	60,250	$60	77,756,057	$77,756	$58,193,975	$(64,738,131)	$(4,000,000)	$(4,400,730)	$(14,857,070)

Release of funds from escrow in connection with sale of Series C convertible preferred stock	-	-	-	-	-	-	-	-	3,000,000	-	3,000,000

Options issued as compensation and services	-	-	-	-	-	-	1,028,893	-	-	-	1,028,893
							-
Series C convertible preferred stock issued in settlement of accrued registration rights penalty and related interest	-	-	20,697	21	-	-	2,069,679	-	-	-	2,069,700

Common stock issued as compensation and services	-	-	-	-	1,575,811	1,576	647,884	-	-	-	649,460

Series C convertible preferred stock issued as compensation	-	-	750	1	-	-	74,999	-	-	-	75,000

Series A convertible preferred stock issued as compensation	500,000	500	-	-	-	-	499,500	-	-	-	500,000

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	(414,400)	-	-	-	(414,400)
Payment of dividends in kind	-	-	4,352	4	-	-	435,196	-	-	-	435,200

Option and warrant modification expense	-	-	-	-	-	-	60,490	-	-	-	60,490

Warrants reclassified to derivative liabilities	-	-	-	-	-	-	(281,403)	-	-	-	(281,403)

Net (loss) income	-	-	-	-	-	-	-	(6,087,826)	-	66,994	(6,020,832)

Balance - June 30, 2015	10,500,000	$10,500	86,049	$86	79,331,868	$79,332	$62,314,813	$(70,825,957)	$(1,000,000)	$(4,333,736)	$(13,754,962)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended
	June 30,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(6,020,832)	$(10,972,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	478,830	1,846,363
Amortization of discount on convertible debt	41,998	-
Change in fair value of warrant liabilities	(888,907)	(1,504,254)
Provision for loss on advanced commissions	-	4,500
Provision for bad debts	(1,347)	-
Loss on disposal of fixed assets	2,160	-
Gain on settlement of accounts payable	(40,500)	(21,000)
Release from U.S. Department of Energy accrued liability	(1,833,896)	-
Impairment of goodwill	-	3,299,379
Non-compliance penalty for delinquent regular SEC filings	1,753,150	-
Non-cash compensation:
Convertible preferred stock	728,962	-
Common stock	768,588	50,304
Options	1,076,428	1,310,616
Warrants	288,862	1,104,515
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(256,801)	(163,849)
Inventory	231,937	(241,949)
Advance commissions	-	(9,000)
Prepaid expenses and other current assets	(162,599)	42,200
Deposits	(4,511)	(3,546)
Other assets	(20)	(40,824)
Accounts payable and accrued expenses	37,660	45,501
Deferred rent	(6,564)	(6,004)
Deferred revenue	(115,042)	616,678

Total Adjustments	2,098,388	6,329,630

Net Cash Used In Operating Activities	(3,922,444)	(4,642,935)

Cash Flows From Investing Activities
Purchase of office and computer equipment	(42,487)	-
Purchase of automobile	-	(137,165)
Purchase of electric charging stations	-	(535,374)
Investment in estate of Ecotality, net of amount owed to Ecotality Estate Creditor’s Committee	(210,965)	-

Net Cash Used In Investing Activities	(253,452)	(672,539)

Cash Flows From Financing Activities
Proceeds from sale of shares of Series C Convertible Preferred Stock released from escrow	3,000,000	-
Restricted cash as security deposit for space rental	-	(210,585)
Payment of notes and convertible notes payable	(171,585)	(31,274)

Net Cash Provided By (Used In) Financing Activities	2,828,415	(241,859)

Net Decrease In Cash	(1,347,481)	(5,557,333)

Cash - Beginning	1,627,062	7,837,339

Cash - Ending	$279,581	$2,280,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

	For The Six Months Ended
	June 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$10,018	$1,020
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock issued in exchange for conversion of warrants	$-	$469
Common stock issued for settlement of accounts payable	$-	$4,999
Issuance of common stock for services previously accrued	$94,999	$137,000
Software development costs reclassified from other assets to prepaid and other current assets	$-	$150,000
Partial extinghuisment of derivative liability	$-	$4,126,521
Warrants issued in exchange for derivative warrants	$-	$1,385,167
Issuance of Series C Convertible Preferred Stock in settlement of accrued registration rights penalty and related interest	$2,069,700	$-
Accrual of contractual dividends on Series C Convertible Preferred Stock	$414,400	$-
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$(435,200)	$-
Warrants issued in connection with extension of convertible note payable	$23,641	$-
Warrants reclassified to derivative liabilities	$281,403	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2015 and for the three and six months ended June 30, 2015. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on December 8, 2015.

2. GOING CONCERN AND MANAGEMENT’S PLANS

As of June 30, 2015, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $279,581, $15,302,565 and $70,825,957, respectively. During the three and six months ended June 30, 2015, the Company incurred a net loss of $2,338,799 and $6,020,832, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustment that might become necessary should the Company be unable to continue as a going concern.

Subsequent to June 30, 2015, the Company received an aggregate of $2,580,040 through new sales of Series C Convertible Preferred Stock. In addition, pursuant to the Series C Convertible Preferred Stock securities purchase agreement entered into on March 11, 2016, an additional $2,250,000 is payable to the Company upon the completion of certain milestones, as specified in the agreement. There can be no assurance that the Company will be successful in completing the milestones. The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. See Note 12 – Subsequent Events for additional details.

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

Through April 16, 2014, 350 Green LLC (“350 Green”) was a wholly-owned subsidiary of the Company and was consolidated. Beginning on April 17, 2014, when 350 Green’s assets and liabilities were transferred to a trust mortgage (see Note 4 – Assets and Liabilities Transferred to Trust Mortgage – 350 Green), and through June 30, 2015, 350 Green was a VIE, without recourse to the Company. The consolidation guidance relating to accounting for Variable Interest Entities (“VIE”) requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The Company determined that it is the primary beneficiary of 350 Green, and as such, 350 Green’s assets, liabilities and results of operations are included in the Company’s condensed consolidated financial statements.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of June 30, 2015 and December 31, 2014, there was an allowance for uncollectable amounts of $122,667 and $119,936, respectively. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. There is no collateral held by the Company for accounts receivable nor does any accounts receivable serve as collateral for any of the Company’s borrowings with the exception of the Company’s convertible note payable further described in Note 6 – Notes Payable – Convertible Note Payable.

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

SEQUENCING POLICY

Under ASC 815-40-35, the Company has adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares.

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

RECLASSIFICATIONS

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2015 presentation. These reclassifications have no impact on the previously reported net loss.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

STOCK-BASED COMPENSATION

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date, and for non-employees, the fair value of the award is measured on the measurement date and re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Awards granted to non-employee directors for their service as a director are treated on the same basis as awards granted to employees. The Company computes the fair value of equity-classified warrants and options granted using the Black-Scholes option pricing model.

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

The following common stock equivalents are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2015	2014
Preferred stock	41,242,027	25,000,000
Warrants	58,142,745	36,936,137
Options	7,666,333	5,006,665
Convertible note	99,524	-
Total potentially dilutive shares	107,150,629	66,942,802

COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. See Note 5 – Accrued Expenses, Note 11 – Commitments and Contingencies and Note 12 – Subsequent Events – Litigation and Disputes.

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

The Company determined that it is the primary beneficiary of 350 Green due to the subordinated financing arrangements as well as the Company being the primary beneficiary in the outcome of the action against JNS as of June 30, 2015 and, as such, 350 Green’s assets and liabilities and results of operations are included in the Company’s condensed consolidated financial statements. Through April 16, 2014, 350 Green was a wholly-owned subsidiary of the Company and was consolidated. Beginning on April 17, 2014 and through June 30, 2015, 350 Green was a VIE, without recourse to the Company.

The following amounts pertaining to 350 Green are included in the condensed consolidated statement of operations for the three and six months ended June 30, 2015:

	For The Three	For The Six
	Months Ended	Months Ended
	June 30, 2015	June 30, 2015
	(unaudited)	(unaudited)

Revenues	$-	$-

Cost of Revenues	-	-

Gross Profit	-	-

Operating Expenses:
General and administrative expenses	-	-
Total Operating Expenses	-	-

Income (Loss) From Operations	-	-

Other Income:
Interest income	3,042	6,052
Gain on settlement of accrued expenses	10,215	60,942

Total Other Income	13,257	66,994

Net Income	$13,257	$66,994

The following represents the change in the balance of the non-controlling interest:

Balance - December 31, 2014	$(4,400,730)

Net income of 350 Green for the six months ended June 30, 2015	66,994

Balance - June 30, 2015	$(4,333,736)

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ASSETS AND LIABILITIES TRANSFERRED TO TRUST MORTGAGE – 350 GREEN – CONTINUED

Accrued expenses pertaining to 350 Green consisted of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
Accrued taxes	$120,132	$113,531
Accrued host fees	-	51,064
Accrued fees	148,030	158,021
Total	$268,162	$322,616

5. ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
Registration rights penalty	$500,000	$2,569,788
Obligation to U.S. Department of Energy	-	1,833,896
Accrued consulting fees	754,125	936,862
Due to Creditors Committee of the Ecotality Estate	-	1,035,965
Accrued host fees	777,173	680,080
Accrued fees	721,076	883,707
Accrued wages	266,199	322,651
Warranty payable	390,662	196,402
Accrued taxes payable	154,798	146,577
Warrants payable	-	63,533
Accrued issuable equity	368,090	-
Accrued interest expense	46,692	42,202
Dividend payable	-	20,800
Deferred rent	-	6,564
Other accrued expenses	40,750	-
	$4,019,565	$8,739,027

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. ACCRUED EXPENSES – CONTINUED

REGISTRATION RIGHTS PENALTY

In connection with the sale of the Company’s common stock and warrants during the year ended December 31, 2013, the Company granted the purchasers and the placement agents registration rights on the common stock and warrants within 60 days of the date of the sale of the stock, as amended. The Stock Purchase Agreement (“SPA”) provided for a penalty provision of 1% of the gross proceeds for each month that the shares are not registered, not to exceed 10%. The Securities and Exchange Commission (“SEC”) notified the Company that it could not review its registration statement until such time as the Company furnished two years of audited financial statements of 350 Green and ECOtality as the acquisitions were deemed significant. The Company sought a waiver of the audit requirement but the SEC denied the granting of a waiver. On February 5, 2015, the holders of a majority of the shares affected by the registration rights penalty granted the Company the option to satisfy the accrued registration rights penalty and related interest as of December 23, 2014 totaling $1,724,823 in Series C Convertible Preferred Stock with a stated value of $100 per share, in lieu of cash. The Company elected this option which required the Company to pay a 20% premium causing the liability to increase to $1,850,188, exclusive of interest of $219,600. On February 10, 2015, the Company issued 20,414 shares of Series C Convertible Preferred Stock and on March 31, 2015, the Company issued the remaining 283 shares of Series C Convertible Preferred Stock, such that there was no liability as of June 30, 2015.

In connection with the sale of the Company’s Series C Convertible Preferred Stock during the year ended December 31, 2014, the Company granted the purchasers registration rights. As of June 30, 2015 and December 31, 2014, the Company was not in a position to furnish two years of audited financial statements of 350 Green and ECOtality to the SEC, therefore the SEC is unable to review any registration statement, if submitted. As a result, the Company accrued $500,000 of Series C Convertible Preferred Stock registration rights penalties, which represents 10% of the final Series C Convertible Preferred Stock issuance dollar amount.

OBLIGATION TO U.S. DEPARTMENT OF ENERGY

In 2014, the U.S. Department of Energy (“DOE”) notified the Company that it continues to have a property interest in the 107 installed DCFCs if the fair market value of each DCFC had a market value in excess of $5,000 on October 16, 2013, the date of the Blink purchase agreement approved by the bankruptcy court. The DOE requested documentation describing the data, assumption and methodologies that the Company used to determine the value as of the closing date. The Company provided the DOE with additional documentation and calculations supporting its belief that each DCFC acquired as of the closing date of the Blink purchase agreement approved by the bankruptcy court had a fair market value of less than $5,000. On May 5, 2015, the DOE notified the Company that it agreed with the Company’s analysis and had determined that the DOE’s interest in the DCFCs was extinguished. As a result, the Company reversed the accrued liability in the second quarter of 2015 commensurate with the date of the DOE notification.

DUE TO CREDITORS COMMITTEE OF THE ECOTALITY ESTATE

On April 10, 2015, the consideration associated with the strategic transaction to acquire a 50% interest in the Reorganized Electric Transportation Engineering Corporation of America (“ECOtality”) was amended to an aggregate of $1,200,000, consisting of an initial payment of $375,000 (including $280,965 to be paid on behalf of the estate directly to their professional service providers and $94,035 representing forbearance of a Blink network receivable from the estate) and the issuance of 8,250 shares of Series B Convertible Preferred Stock. As of December 31, 2014, the Company had paid $70,000 and forborne the $94,035 receivable, such that the liability was $1,035,965. During the six months ended June 30, 2015, the Company paid $210,965 and issued the Series B Convertible Preferred Stock, such that there was no liability as of June 30, 2015. See Note 9 – Stockholders’ Deficiency – Preferred Stock – Series B Convertible Preferred Stock for additional details.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. ACCRUED EXPENSES – CONTINUED

WARRANTS PAYABLE

In conjunction with the Beam acquisition, the agreement provided for anti-dilution protection to former members of Beam until such time as a former member sells or disposes of all of his CCGI common stock. As specified in the agreement, if the Company issues securities below $1.58 (a “Triggering Event”), the Company is required to issue a one-year warrant to each former member to purchase an additional number of Company common shares at the Triggering Event price. The Company has accrued for warrants payable based on the Triggering Events that have occurred through June 30, 2015, as discussed in Note 8 – Stockholders’ Deficiency. During the six months ended June 30, 2015, the Company issued one-year warrants to purchase an aggregate of 271,521 shares of common stock at an estimated fair value of $14,437 to the former Beam members. The warrants had exercise prices ranging from $0.32 to $1.05 per share.

6. ACCRUED PUBLIC INFORMATION FEE

In accordance with the SPA of October 11, 2013 and December 9, 2013, the Company was required to be compliant with Rule 144(c)(1) of the SEC, as defined, so as to enable investors to sell their holdings of Company shares in accordance with the SPA. In the event of the Company’s noncompliance with Rule 144(c)(1) at any time after the six (6) month anniversary of the offering, the investors are entitled to receive a cash fee of 1% of the aggregate subscription amount of the purchaser’s securities, plus an additional 1% for every pro rata 30 day period that the Company is not in compliance. During 2015, the Company was late with several SEC filings resulting in its non-compliance with Rule 144(c)(1). As of June 30, 2015 and December 31, 2014, the Company had accrued $2,464,667 and $711,517, respectively, associated with the obligation.

7. NOTES PAYABLE

CONVERTIBLE NOTE

On February 20, 2015, the Company renegotiated the terms of the $200,000 secured convertible note such that the due date was extended to March 31, 2015. In connection with the extension, the Company issued the investor an immediately vested five-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant had an issuance date fair value of $23,641, which was recognized as amortization of debt discount during the six months ended June 30, 2015.

On May 1, 2015, the Company further renegotiated the terms of the convertible note such that: (i) the unpaid balance would accrue interest at the rate of 2% per month effective April 1, 2015 and (ii) the maturity date was extended to June 1, 2015. In connection with the extension, the Company: (i) issued the lender an immediately vested five-year warrant to purchase 50,000 shares of the Company’s common stock at $1.00 per share with an issuance date fair value of $13,516 and (ii) extended the expiration dates of warrants issued in October 2012 to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the lender and its affiliates from October 2015 to October 2017 and recorded incremental compensation cost of $12,954.

Amortization of debt discount for the three and six months ended June 30, 2015 was $0 and $41,998, respectively, related to convertible notes payable.

During the six months ended June 30, 2015, the Company made aggregate principal repayments of $100,000 associated with its convertible note payable.

See Note 12 – Subsequent Events – Convertible Note Payable for additional details.

NON-CONVERTIBLE NOTES

During the six months ended June 30, 2015, the Company made aggregate principal repayments of $71,585 associated with non-convertible notes payable.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. NOTES PAYABLE – CONTINUED

INTEREST EXPENSE

Interest expense for the three and six months ended June 30, 2015 was $11,960 and $21,019, respectively, and $11,537 and $45,868 during the three and six months ended June 30, 2014, respectively.

8. FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Risk-free interest rate	0.22% - 1.01%	1.62%	0.02% - 1.30%	0.90% - 1.62%
Expected term (years)	1.00 - 4.66	4.84 - 5.00	1.00 - 5.05	4.53 - 5.00
Expected volatility	89% - 95%	88%	84% - 95%	88% - 89%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Derivative Liabilities
Beginning balance as of January 1, 2015	$3,635,294
Issuance of warrants	310,245
Change in classification	281,403
Change in fair value of derivative liability	(836,070)
Ending balance as of June 30, 2015	$3,390,872

Warrants Payable
Beginning balance as of January 1, 2015	$63,533
Provision for new warrant issuances	4,325
Change in fair value of warrants payable	(57,162)
Issuance of warrants	(10,696)
Ending balance as of June 30, 2015	$-

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$3,390,872	$3,390,872
Total liabilities	$-	$-	$3,390,872	$3,390,872

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$3,635,294	$3,635,294
Warrants payable	-	-	63,533	63,533
Total liabilities	$-	$-	$3,698,827	$3,698,827

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. STOCKHOLDERS’ DEFICIENCY

PREFERRED STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

See Note 11 – Commitments and Contingencies – Employment Agreement for details associated with the issuance of Series A Convertible Preferred Stock.

The Series A Convertible Preferred Stock shall have no liquidation preference so long as the Series C Convertible Preferred Stock shall be outstanding.

SERIES B CONVERTIBLE PREFERRED STOCK

On April 21, 2015, the Company designated 10,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 and a stated value of $100 per share. The Series B Convertible Preferred Stock has no voting rights except under limited conditions. The holders of Series B Convertible Preferred Stock and the holders of Series C Convertible Preferred Stock, shall proportionately be entitled to receive out of the assets, whether capital or surplus, of the Company an amount in cash equal to the stated value for each respective share of Series B Convertible Preferred Stock or Series C Convertible Preferred Stock before any payments or distributions are made to holders of Series A Convertible Preferred Stock or holders of common stock. As of June 30, 2015, the liquidation preference for the Series B Convertible Preferred Stock was equal to $825,000. The holder of the Series B Convertible Preferred Stock is entitled to redeem: (i) 2,750 shares on December 31, 2016; (ii) 2,750 shares on December 31, 2017; and (iii) 2,750 shares on December 31, 2018. However, the Company may choose not to honor the redemption request, in which case the holder becomes entitled to immediately, or anytime thereafter, convert the Series B Convertible Preferred Stock into common stock by dividing the aggregate stated value by the conversion price. The conversion price is equal to the average closing price of the prior 30 trading days as of the date of the request to convert. The Company may, at any time, elect to redeem all or part of the Series B Convertible Preferred Stock at the stated value.

During the six months ended June 30 2015, the Company issued 8,250 shares of Series B Convertible Preferred Stock to the Creditors of ECOtality as partial consideration for the strategic transaction to acquire a 50% interest in ECOtality. In addition, the parties entered into a tax sharing agreement which stipulates that any benefit that CCGI realizes from the use of the ECOtality net operating loss carryforwards (“NOLs”), up to $925,000, must be paid to the ECOtality estate and such payments would result in the cancellation of a commensurate stated value amount of Series B Convertible Preferred Stock. After reviewing the terms of the Series B Convertible Preferred Stock and the embedded conversion option (“ECO”), the Company determined the Series B Convertible Preferred Stock is classified as temporary equity and the ECO is not bifurcated, is not accounted for as a derivative and is not a beneficial conversion feature. The temporary equity classification of the Series B Convertible Preferred Stock is in accordance with ASC 480-10-s99 - Distinguishing Liabilities from Equity – Overall – SEC Materials and Accounting Series Release (“ASR”) 268 – Presentation in Financial Statements of “Redeemable Preferred Stock”, as the Company does not control settlement by delivery of its own common shares because there is no cap on the number of common shares that could potentially be issuable upon redemption and therefore cash settlement is presumed.

See Note 5 – Accrued Expenses – Due to Creditors Committee of the ECOtality Estate for additional details.

SERIES C CONVERTIBLE PREFERRED STOCK

See Note 5 – Accrued Expenses – Registration Rights Penalty and Note 11 – Commitments and Contingencies – Employment Agreement for details associated with the issuance of Series C Convertible Preferred Stock.

During the six months ended June 30, 2015, the Company issued 208 shares of Series C Convertible Preferred Stock in satisfaction of the $20,800 dividend for the period from December 23, 2014 through December 31, 2014 and 4,144 shares of Series C Convertible Preferred Stock in satisfaction of the $414,400 dividend for the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Company did not meet certain defined milestones by their targeted completion dates, as stipulated under the Series C Convertible Preferred Stock Securities Purchase Agreement dated December 23, 2014. Notwithstanding, the Purchasers released an aggregate of $3,000,000 to the Company during the six months ended June 30, 2015 associated with the 2014 sale of Series C Convertible Preferred Stock.

Pursuant to an election of one of the Purchasers, $1,000,000 was returned to the Purchaser in July 2015 from escrow and was not provided to the Company, such that the Company received an aggregate of $5,000,000 pursuant to the Securities Purchase Agreement, as compared to the $6,000,000 originally contemplated.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. STOCKHOLDERS’ DEFICIENCY – CONTINUED

PREFERRED STOCK - CONTINUED

SERIES C CONVERTIBLE PREFERRED STOCK - CONTINUED

In the event of a liquidation, the Series C Convertible Preferred Stock is also entitled to a liquidation preference equal to the stated value plus any accrued and unpaid dividends, which, as of June 30, 2015, was equal to $8,604,900.

NON-CONTROLLING INTERESTS

350 Green is not owned by the Company but is deemed to be a VIE, therefore the entirety of its results of operations are consolidated in the Company’s financial statements. See Note 4 – Assets and Liabilities Transferred to Trust Mortgage – 350 Green for additional details.

Car Charging China was incorporated in the State of Delaware on June 24, 2010. Prior to 2015, Car Charging China had insignificant operations. On January 20, 2015, a three month agreement was entered into between CCGI, Car Charging China and a consultant whereby Car Charging China agreed to deliver to the consultant on a monthly basis $13,500 in cash and $10,000 in common stock of Car Charging China. As of June 30, 2015, Car Charging China had transferred 0.8% of its common stock (deemed to have de minimis value) to the consultant.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to preferred stock, common stock, stock options and warrants for the three and six months ended June 30, 2015 of $1,102,606 and $2,862,840, respectively, and expense of $0 and $2,465,435 during the three and six months ended June 30, 2014, respectively. As of June 30, 2015, there was $1,621,581 of unrecognized stock-based compensation expense related to stock options that will be recognized over the weighted average remaining vesting period of 1.27 years.

STOCK OPTIONS

See Note 11 – Commitments and Contingencies – Employment Agreement for details associated with the modification of certain stock options.

During the six months ended June 30, 2015, the Company issued five-year options to purchase 65,000 shares of the Company’s common stock at exercise prices ranging from $0.33 to $0.42 per share to members of the Board of Directors as compensation for attending Board meetings during this time. The options are fully vested and had an aggregate fair value of $15,269, which was expensed immediately.

During the six months ended June 30, 2015, the Company issued five-year options to purchase 25,000 shares of the Company’s common stock at exercise prices ranging from $0.35 to $0.39 per share to a member of the Board of Directors as compensation for attending meetings of the newly formed OPFIN Committee. The options vest in one year and had a grant date fair value of $5,079, which will be recognized over the one year service period.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Risk free interest rate	0.63% - 1.00%	0.97% - 1.56%	0.63% - 1.21%	0.97% - 1.56%
Expected term (years)	2.50 - 3.00	3.50 - 5.00	2.50 - 3.50	3.50 - 5.00
Expected volatility	87% - 91%	130% - 141%	87% - 101%	130% - 141%
Expected dividends	0.00%	0.00%	0.00%	0.00%

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK OPTIONS – CONTINUED

A summary of the option activity during the six months ended June 30, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value

Outstanding, December 31, 2014	7,690,665	$1.24
Granted	90,000	0.37
Exercised	-	-
Cancelled/forfeited/expired	(114,332)	1.00
Outstanding, June 30, 2015	7,666,333	$1.23	3.1	$400

Exercisable, June 30, 2015	5,080,333	$1.23	3.0	$400

The following table presents information related to stock options at June 30, 2015:

	Options Outstanding		Options Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Options	In Years	Options

$0.33 - $0.54	$0.49	620,000	3.9	620,000
$0.55 - $1.00	1.00	1,874,668	3.9	628,668
$1.01 - $1.45	1.17	1,406,665	2.9	1,266,665
$1.46 - $1.56	1.46	3,015,000	2.5	2,065,000
$1.57 - $1.72	1.61	750,000	2.5	500,000
		7,666,333	3.0	5,080,333

STOCK WARRANTS

The Securities Purchase Agreements associated with the October 2013 and December 2013 issuances of common stock and common stock purchase warrants (the “SPA’s”) contain various covenants that restrict the Company, among other things, from effectuating any issuances of common stock or common stock equivalents containing variable settlement provisions, other than exempt issuances, as defined. Despite certain ambiguous covenant language, the Company believes that exempt issuances could include, but are not necessarily limited to, common stock or common stock equivalents containing variable settlement provisions that are issued in share based payment arrangements or to effectuate strategic transactions such as mergers and acquisitions. This restriction remains in effect until such time as no purchaser in either of these separate transactions holds any of the warrants. Each of the SPA’s provide for injunctive relief or the right to collect damages. The Company has classified the warrants issued in these transactions as liability instruments stated at fair value. The Company believes that the Series B Preferred shares issued to complete the acquisition of 50% of the interests of the Ecotality Estate in April 2015, constitute an exempt issuance, as intended under the agreements as such shares (i) were issued to effectuate the strategic acquisition of Ecotality, and (ii) permit the Company, in its sole control, to settle these shares for cash at stated optional redemption dates, as opposed to a variable number of shares. However, there can be no assurance that the warrant holders (a) agree with the Company’s interpretation of the SPAs; and (b) won’t pursue any of the potential remedies that may be available to them.

See Note 7 – Notes Payable for details associated with the issuance of warrants. See Note 5 – Accrued Expenses – Warrants Payable and Note 8 – Fair Value Measurement for details associated with the issuances of warrants to the former members of Beam.

On February 25, 2015, the Company entered into an agreement with certain investors in the October 2013 financing whereby the investors were issued warrants to purchase 3,336,734 shares of the Company’s common stock at an exercise price of $0.70 per share which vested immediately, expire five years from the date of issuance and contain weighted average anti-dilution and fundamental transaction provisions, as defined. These additional warrants represent the warrants the investors would have received as a result of the December 23, 2014 financing had they not previously surrendered their anti-dilution protection during 2014. The warrants, which were classified as derivative liabilities, had an aggregate fair value of $275,908, which was recognized immediately. Additionally, as a result of the December 23, 2014 financing, the exercise price of warrants to purchase an aggregate of 19,599,999 shares of common stock issued to the October 2013 and December 2013 investors was reduced to $0.70 per share. As the warrants are classified as derivative liabilities, the impact of the modification was included within change in fair value of warrant liabilities on the condensed consolidated statement of operations during the six months ended June 30, 2015.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK WARRANTS – CONTINUED

The assumptions used in connection with the valuation of warrants were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Risk free interest rate	0.11% - 1.01%	1.62%	0.02% - 1.30%	0.90% - 1.62%
Contractual term (years)	0.45 - 4.66	4.84 - 5.00	0.45 - 5.05	4.53 - 5.00
Expected volatility	87% - 102%	88%	84% - 102%	88% - 89%
Expected dividends	0.00%	0.00%	0.00%	0.00%

A summary of the warrant activity during the six months ended June 30, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value

Outstanding, December 31, 2014	54,088,323	$1.28
Issued	4,058,255	0.74
Exercised	-	-
Cancelled/forfeited/expired	(3,833)	30.00
Outstanding, June 30, 2015	58,142,745	$1.09	3.0	$8

Exercisable, June 30, 2015	58,142,745	$1.09	3.0	$8

The following table presents information related to warrants at June 30, 2015:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Warrants	In Years	Warrants

$0.33 - $0.97	$0.72	34,688,951	3.7	34,688,951
$0.98 - $1.01	1.00	3,479,822	3.6	3,479,822
$1.02 - $1.28	1.05	4,569,882	2.0	4,569,882
$1.29 - $2.25	1.90	15,354,090	1.6	15,354,090
$2.26 - $30.00	20.00	50,000	0.5	50,000
		58,142,745	3.0	58,142,745

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. STOCKHOLDERS’ DEFICIENCY – CONTINUED

COMMON STOCK

See Note 11 – Commitments and Contingencies – Employment Agreement for details associated with the issuance of common stock.

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

On April 10, 2015, the Company issued 432,892 fully vested shares of its common stock to a consulting firm for services rendered by a financial consultant for the period of December 2014 through March 2015 valued at $170,101, of which $16,739 was accrued for as of December 31, 2014.

On April 24, 2015, as part of a litigation settlement, two former members of Beam were issued an aggregate of 100,000 fully vested shares of the Company’s common stock valued at $0.35 per share.

During the six months ended June 30, 2015, the Company offered the remaining seven former Beam members shares of the Company’s common stock as consideration for surrendering their anti-dilution benefit contained in the original Beam acquisition agreement. As a result, two members accepted the Company’s offer and the Company issued an aggregate of 2,375 fully vested shares of the Company’s common stock valued at $760.

During the six months ended June 30, 2015, the Company issued 147,000 fully vested shares of the Company’s common stock to members of the Board of Directors as compensation for attending Board meetings. The shares had a grant date fair value of $56,999 based on the trading price of the Company’s common stock on the dates of the respective meetings.

During the six months ended June 30, 2015, the Company issued an aggregate of 41,958 of fully vested shares of the Company’s common stock at the respective closing market price on the date of the respective meetings to a member of the Board of Directors for attendance of meetings of the newly formed OPFIN Committee. The shares had an aggregate grant date fair value of $15,000 which was recognized immediately.

10. RELATED PARTIES

The Company paid commissions to a company owned by its former CEO totaling $8,500 and $26,250 during the three and six months ended June 30, 2015, respectively, and $10,500 and $22,250 during the three and six months ended June 30, 2014, respectively, for business development services relating to the installations of EV charging stations in accordance with the support services contract. These amounts are recorded as compensation in the condensed consolidated statements of operations.

The Company incurred accounting and tax service fees totaling $17,736 and $24,918 for the three and six months ended June 30, 2015, respectively, and $361 and $1,789 for the three and six months ended June 30, 2014, respectively, provided by a company that is partially owned by the Company’s former Chief Financial Officer. This expense was recorded as general and administrative expense in the condensed consolidated statements of operations.

The Company is licensing certain technology under terms of a patent licensing agreement with an entity (licensor) that is majority owned by the former CEO. The Company has agreed to pay royalties to the licensor equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or uses of the licensed products and processes. As of June 30, 2015, the Company has not paid nor incurred any royalty fees related to this agreement. See Note 12 – Subsequent Events – Patent License Agreement.

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

Total rent expense for the three and six months ended June 30, 2015 was $113,297 and $229,244, respectively, and $120,281 and $223,588 for the three and six months ended June 30, 2014, respectively.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES – CONTINUED

EMPLOYMENT AGREEMENT

On March 24, 2015, the Company entered into an employment agreement with Mr. Ira Feintuch to serve as the Company’s Chief Operating Officer for an initial three year term renewable annually unless written notice is provided 60 days prior to the renewal term. In consideration thereof, Mr. Feintuch is to receive an annual salary of $250,000 and shall participate in all benefit programs of the Company. In addition, Mr. Feintuch will receive 1,000,000 shares of Series A Convertible Preferred Stock, 1,500 shares of Series C Convertible Preferred Stock and 1,500,000 shares of common stock. The stock awards are payable 50% upon the signing of the employment agreement and 50% upon the one year anniversary of the employment agreement. The total fair value of the stock awards was $1,750,000, of which $875,000 was recognized immediately upon issuance and the remaining $875,000 will be recognized over the one year service period. The Company estimated the fair value of the common stock and Series C Convertible Preferred Stock based on observed prices of sales and/or exchanges of identical securities within the last six months. The Company estimated the fair value of the Series A Convertible Preferred Stock based on observed prices of sales and/or exchanges of similar securities within the last six months. As of June 30, 2015, there was approximately $234,000 of accrued issuable equity related to the stock awards. See Note 5 - Accrued Expenses. In addition, options to purchase an aggregate of 1,495,665 shares of common stock held by Mr. Feintuch with exercise prices ranging from $1.00 to $1.46 per share had their expiration dates extended to March 24, 2018, such that the value of modified options on the modification date was an aggregate of $192,147, which was $47,536 higher than the value of the original options on the modification date. As a result, the Company recorded option modification expense of $47,536 during the six months ended June 30, 2015.

BUSINESS AGREEMENTS

On April 2, 2015, Nissan North America (“Nissan”) notified the Company of the termination of the joint marketing agreement with the Company as a result of the Company’s material default of the agreement in 2015. As a result, Nissan notified the Company of its intent to repossess the 31 uninstalled fast chargers currently held at a third party facility that had a carrying amount of $462,552 and was included within other assets and deferred revenue on the condensed consolidated balance sheet as of June 30, 2015 and December 31, 2014. The parties reached an agreement on July 23, 2015 that Nissan would take possession of 28 uninstalled fast chargers held at the third party facility, at which time the amounts included within other assets and deferred revenue will be written off.

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

On August 7, 2014, 350 Green received a copy of a complaint filed by Sheetz, a former vendor of 350 Green alleging breach of contract and unjust enrichment of $112,500. The complaint names 350 Green, 350 Holdings LLC and CCGI in separate breach of contract counts and names all three entities together in an unjust enrichment claim. CCGI and 350 Holdings will seek to be dismissed from the litigation, because, as the complaint is currently plead, there is no legal basis to hold CCGI or 350 Green liable for a contract to which they are not parties. The parties held a mediation conference on May 15, 2015, but no settlement was reached. The parties continue to negotiate a settlement.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. SUBSEQUENT EVENTS

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

SERIES C CONVERTIBLE PREFERRED STOCK

Subsequent to June 30, 2015, the Company issued shares of Series C Convertible Preferred Stock representing the following:

Series C
Convertible
Preferred Stock

Dividends for the following periods:
Quarter ended September 30, 2015	2,434
Quarter ended December 31, 2015	2,923
Quarter ended March 31, 2016	3,184
Securities Purchase Agreement dated July 24, 2015	9,223
Securities Purchase Agreement dated October 14, 2015	18,333
Securities Purchase Agreement dated March 11, 2016	10,834
Satisfaction of accrued liabilities	5,494
Total	52,425

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

12. SUBSEQUENT EVENTS – CONTINUED

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

STOCK-BASED COMPENSATION

Subsequent to June 30, 2015, the Company issued one-year warrants to purchase an aggregate of 32,929 shares of the Company’s common stock to the former members of Beam at exercise prices ranging from $0.27 to $1.50 per share.

On July 22, 2015, the Company issued an aggregate of 37,500 fully vested shares of the Company’s common stock at $0.32 per share to members of the Board of Directors for attendance of Board meetings held during this time.

In September 2015, the Company issued five-year options to purchase an aggregate of 5,000 shares of the Company’s common stock at an exercise prices of $0.27 per share to members of the Board of Directors for attendance of Board meetings held during this time. The options vest immediately.

In October 2015, the Company issued a five-year option to purchase 5,000 shares of the Company’s common stock at an exercise price of $0.17 per share to a member of the Board of Directors for attendance of meetings of the newly formed OPFIN Committee. The option vests immediately.

On November 11, 2015, the Company issued an aggregate of 30,299 fully vested shares of the Company’s common stock at the respective closing market price on the date of the respective meetings to a member of the Board of Directors for attendance of meetings of the newly formed OPFIN Committee.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. SUBSEQUENT EVENTS – CONTINUED

STOCK-BASED COMPENSATION – CONTINUED

Subsequent to June 30, 2015, the Company offered the remaining seven former Beam members’ shares of the Company’s common stock as consideration for surrendering their anti-dilution benefit contained in the original Beam acquisition agreement. As a result, one member accepted the Company’s offer and the Company issued 475 fully vested shares of the Company’s common stock valued at $138.

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

12. SUBSEQUENT EVENTS – CONTINUED

EMPLOYMENT AGREEMENTS – CONTINUED

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

CONVERTIBLE NOTE PAYABLE

On November 9, 2015, the Company further renegotiated the terms of a $200,000 convertible note such that: (i) the Company shall pay the lender $61,000 comprised of $50,000 of principal and interest of $11,000; (ii) interest payable on the note accrues interest at a rate of 1.5% per month effective April 1, 2015 and (iii) the maturity date was extended to February 29, 2016. In connection with the extension, the Company issued the lender an immediately vested five-year warrant to purchase 280,000 shares of the Company’s common stock at $1.00 per share. Through the date of filing, the Company has paid an aggregate of $170,008 to the lender, inclusive of accrued interest, such that a principal balance of $50,000 remains outstanding is currently past due.

LITIGATION AND DISPUTES

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink for the manufacturing and purchase of 6,500 charging cables by Blink, who has not taken delivery or made payment on the contract price of $737,425. ITT Cannon also seeks to be paid the cost of attorney’s fees as well as punitive damages. The parties have agreed on a single arbitrator and are working to schedule the arbitration. The Company contends that the product was not in accordance with the specifications in the purchase order and, as such, believes the claim is without merit. The parties have agreed on a single arbitrator and are working to schedule the arbitration while simultaneously pursuing settlement options.

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. v. 350 Green, LLC in favor of JNS, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. On April 7, 2016, JNS amended the complaint to add CCGI alleging lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. The court has set the matter for further status on May 17, 2016.

On January 15, 2016, The Bernstein Law Firm filed a Demand for Arbitration with the American Arbitration Association (“AAA”) against the Company for breach of contract for failure to pay invoices in the amount of $87,167 for legal work performed by The Bernstein Law Firm. The parties have reached a settlement and are preparing the documentation.

OPERATING LEASE

On July 31, 2015, the lease agreement for the Company’s corporate headquarters in Miami Beach, Florida was amended such that the amended lease term begins on August 1, 2015 and ends on September 30, 2018. Monthly lease payments are approximately $20,000 for a total of approximately $755,000 for the total term of the lease.

NOTES PAYABLE

Subsequent to June 30, 2015, the Company repaid in full a note payable in the principal amount of $100,000 to its Executive Chairman of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Car Charging Group, Inc. (and including its subsidiaries, “CCGI”) as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to CCGI. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on December 8, 2015.

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

Resignation of Chief Financial Officer

On December 7, 2015, Jack Zwick resigned as the Company’s Chief Financial Officer and as a Member of the Board of Directors, effective immediately. There is no disagreement between the Company and Mr. Zwick on any matter that caused his resignation. Michael Calise was appointed as the Company’s interim principal financial officer by the Board of Directors. On March 9, 2016, Michael Calise was appointed to the Board of Directors.

Consolidated Results of Operations

Three Months Ended June 30, 2015 Compared With Three Months Ended June 30, 2014

Revenues

We have generated charging service revenue of $515,985 related to installed EV charging stations for three months ended June 30, 2015 as compared to $271,855 for the three months ended June 30, 2014, an increase of $244,130, or 90%, which is primarily a result of the Company’s participation in a program sponsored by Nissan North America to provide free electric charging to purchasers of Nissan Leafs in certain markets in the United States commencing in July 2014.

Grant revenue decreased from $596,009 to $159,794 during the three months ended June 30, 2015, a decrease of $436,215, or 73%, primarily due to a California Energy Commission payment to the Company in 2014. Grants, rebate and incentives, collectively “grant revenue” relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives.

Equipment sales increased from $61,328 to $185,172 during the three months ended June 30, 2015, an increase of $123,844, or 202%. The increase was primarily due to sales of residential and commercial chargers.

During the three months ended June 30, 2015, other revenues were $82,160, which were comprised of network and transaction fees earned from our hosts. No such fees were in effect during the three months ended June 30, 2014.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, electricity reimbursements and revenue share payments to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the three months ended June 30, 2015 were $713,031 as compared to $1,535,898 for the three months ended June 30, 2014, a decrease of $822,867, or 54%, primarily due to a reduction in depreciation and amortization expenses resulting from the impairment of certain fixed assets in 2014 as well as a reduction of approximately $128,000 in network fees.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense decreased by $183,850, or 8%, from $2,254,760 for the three months ended June 30, 2014 to $2,070,910 for the three months ended June 30, 2015. The decrease was primarily attributable to a reduction in share-based payments as compared to 2014.

Other operating expenses consist primarily of rent, travel and IT expenses. Other operating expenses increased by $128,823, or 34%, from $376,758 for the three months ended June 30, 2014 to $505,581 for the three months ended June 30, 2015. The increase was primarily attributable to higher IT and call center expenses as compared to the prior period.

General and administrative expenses increased by $255,821, or 46%, from $557,591 for the three months ended June 30, 2014 to $813,412 for the three months ended June 30, 2015. The increase was primarily due to a gain resulting from the settlement of certain consulting fees in 2014.

Impairment of goodwill of $3,299,379 for the three months ended June 30, 2014 was associated with the acquisition of 350 Green and its placement in a trust mortgage of $3,299,379.

Inducement expense of $858,118 for the three months ended June 30, 2014 was incurred with the issuance of warrants to four shareholders of the Company who agreed to provide financial support to the Company in the amount of $6,250,000 through 2014 and placement agents for securing such financing during the three months ended June 30, 2014.

Other Income (Expense)

Other income decreased by $18,640, or 2%, from $839,664 for the three months ended June 30, 2014 to $821,024 for the three months ended June 30, 2015. The decrease was primarily attributable to:

●	A gain from the change in the fair value of warrant liabilities of $290,898 during the three months ended June 30, 2015, as compared to $1,219,889 during the three months ended June 30, 2014, a decrease of $928,991.

●	Non-compliance penalty expense of $1,289,650 during the three months ended June 30, 2015 as a result of our delinquent regular SEC filings.

●	The decrease was partially offset by a gain of $1,833,896 related to the release of our liability to the U.S. Department of Energy related to certain chargers.

Net Loss

Our net loss for the three months ended June 30, 2015 decreased by $4,774,849, or 67%, to $2,338,799 as compared to $7,113,648 for the three months ended June 30, 2014. The decrease was primarily attributable to a decrease in operating expenses of $3,956,703 and cost of revenue of $822,867. Our net loss attributable to common shareholders for the three months ended June 30, 2015 decreased by $4,549,192, or 64%, from $7,113,648 to $2,564,456 for the aforementioned reasons and due to dividends attributable to Series C Convertible Preferred shareholders of $212,400.

Six Months Ended June 30, 2015 Compared With Six Months Ended June 30, 2014

Revenues

We have generated charging service revenue of $905,770 related to installed EV charging stations for six months ended June 30, 2015 as compared to $527,514 for the six months ended June 30, 2014, an increase of $378,256, or 72%, which is primarily a result of the Company’s participation in a program sponsored by Nissan North America to provide free electric charging to purchasers of Nissan Leafs in certain markets in the United States commencing in July 2014.

Grant revenue increased from $658,642 to $805,979 during the six months ended June 30, 2015, an increase of $147,337, or 22%. Grants, rebate and incentives, collectively “grant revenue” relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. Grant revenue during the six months ended June 30, 2015 was primarily derived from our agreement with the Bay Area Air Quality Management District.

Equipment sales increased from $98,721 to $405,979 during the six months ended June 30, 2015, an increase of $307,258, or 311%. The increase was primarily due to sales of residential and commercial chargers.

During the six months ended June 30, 2015, other revenues were $116,684, which were comprised of network and transaction fees earned from our hosts. No such fees were in effect during the six months ended June 30, 2014.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, electricity reimbursements and revenue share payments to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the six months ended June 30, 2015 were $1,721,105 as compared to $2,848,099 for the six months ended June 30, 2014, a decrease of $1,126,994, or 40%, primarily due to a reduction in depreciation and amortization expenses resulting from the impairment of certain fixed assets in 2014.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense increased by $780,077, or 19%, from $4,075,487 for the six months ended June 30, 2014 to $4,855,564 for the six months ended June 30, 2015. The increase was primarily attributable to share-based payments with a fair value of $875,000 made to our newly-appointed Chief Operating Officer during the six months ended June 30, 2015 under the terms of an employment agreement.

Other operating expenses consist primarily of rent, travel and IT expenses. Other operating expenses increased by $42,530, or 5%, from $779,621 for the six months ended June 30, 2014 to $822,151 for the six months ended June 30, 2015. The increase was primarily attributable to higher IT and call center expenses as compared to the prior period.

General and administrative expenses increased by $2,267, or 0%, from $1,523,225 for the six months ended June 30, 2014 to $1,525,492 for the six months ended June 30, 2015.

Impairment of goodwill of $3,299,379 for the six months ended June 30, 2014, was associated with the acquisition of 350 Green and its placement in a trust mortgage of $3,299,379.

Inducement expense of $858,118 for the six months ended June 30, 2014, was incurred with the issuance of warrants to four shareholders of the Company who have agreed to provide financial support to the Company in the amount of $6,250,000 through 2014 and placement agents for securing such financing during the six months ended June 30, 2014.

Other Income (Expense)

Other income decreased by $457,419, or 41%, from $1,126,487 for the six months ended June 30, 2014 to $669,068 for the three months ended June 30, 2015. The decrease was primarily attributable to:

●	Non-compliance penalty expense of $1,753,150 during the six months ended June 30, 2015 as a result of our delinquent regular SEC filings.

●	A gain from the change in the fair value of warrant liabilities of $888,907 during the three months ended June 30, 2015, as compared to $1,504,254 during the six months ended June 30, 2014, a decrease of $615,347.

●	The decrease was partially offset by a gain of $1,833,896 related to the release of our liability to the U.S. Department of Energy related to certain chargers.

Net Loss

Our net loss for the six months ended June 30, 2015 decreased by $4,951,733, or 45%, to $6,020,832 as compared to $10,972,565 for the six months ended June 30, 2014. The decrease was primarily attributable to a decrease in operating expenses of $3,332,623 and cost of revenue of $1,126,994 and an increase in revenue of $949,535, partially offset by a decrease in other income of $457,419. Our net loss attributable to common shareholders for the six months ended June 30, 2015 decreased by $4,470,339, or 41%, from $10,972,565 to $6,502,226 for the aforementioned reasons and due to dividends attributable to Series C Convertible Preferred shareholders of $414,400.

Liquidity and Capital Resources

During the six months ended June 30, 2015, we financed our activities from proceeds derived from sales of our capital stock. A significant portion of the funds raised from the sale of capital stock have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the six months ended June 30, 2015 and 2014, we used cash of $3,922,444 and $4,642,935 from operations respectively. Our cash used for the six months ended June 30, 2015 was primarily attributable to our net loss of $6,020,832, adjusted for net non-cash expenses in the aggregate amount of $2,374,328, plus $275,940 of net cash used to fund changes in the levels of operating assets and liabilities. Our cash used for the six months ended June 30, 2014 was primarily attributable to our net loss of $10,972,565, adjusted for net non-cash expenses in the aggregate amount of $6,090,423, partially offset by $239,207 of net cash provided by changes in the levels of operating assets and liabilities. During the six months ended June 30, 2015, cash used for investing was $253,452, of which $42,487 was for the purchase of office and computer equipment and $210,965 was paid to the ECOtality Estate Creditor’s Committee. Net cash outflows for investing activities were $672,539 for the six months ended June 30, 2014 of which $535,374 was used for purchases of electric vehicle charging stations and $137,165 was used for the purchase of an automobile. Cash provided by financing activities for the six months ended June 30, 2015 was $2,828,415, of which $3,000,000 was due to the release of funds from escrow in connection with a prior sale of Series C Convertible Preferred Stock, partially offset by the repayment of notes payable of $171,585. Cash used in financing activities for the six months ended June 30, 2014 totaled $241,859, of which $210,585 was used as a security deposit for space rental and $31,274 was used to repay notes payable.

Through June 30, 2015, the Company has incurred an accumulated deficit since inception of $70,825,957. At June 30, 2015, the Company had a cash balance and working capital deficit of $279,581 and $15,302,565, respectively. The Company has incurred additional losses subsequent to June 30, 2015. The Company implemented cost reduction measures in December 2014 to reduce employee headcount and other operating expenditures.

Subsequent to June 30, 2015, the Company received an aggregate of $2,580,040 through new sales of Series C Convertible Preferred Stock. In addition, an additional $2,250,000 is payable to the Company upon the completion of certain milestones, as specified in the Series C Convertible Preferred Stock agreement. There can be no assurance that the Company will be successful in completing the milestones.

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

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on December 8, 2015, except as disclosed below. Please refer to that document for disclosures regarding the remaining critical accounting policies related to our business.

SEQUENCING POLICY

Under ASC 815-40-35, the Company has adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company's inability to demonstrate it has sufficient authorized shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that such internal controls and procedures were not effective as of December 31, 2014 and that material weaknesses in ICFR existed as more fully described below.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink for the manufacturing and purchase of 6,500 charging cables by Blink, who has not taken delivery or made payment on the contract price of $737,425. ITT Cannon also seeks to be paid the cost of attorney’s fees as well as punitive damages. The parties have agreed on a single arbitrator and are working to schedule the arbitration. The Company contends that the product was not in accordance with the specifications in the purchase order and, as such, believes the claim is without merit. The parties have agreed on a single arbitrator and are working to schedule the arbitration while simultaneously pursuing settlement options.

On January 15, 2016, The Bernstein Law Firm filed a Demand for Arbitration with the American Arbitration Association (“AAA”) against the Company for breach of contract for failure to pay invoices in the amount of $87,167 for legal work performed by The Bernstein Law Firm. The parties have reached a settlement and are preparing the documentation.

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

On August 7, 2014, 350 Green received a copy of a complaint filed by Sheetz, a former vendor of 350 Green alleging breach of contract and unjust enrichment of $112,500. The complaint names 350 Green, 350 Holdings LLC and CCGI in separate breach of contract counts and names all three entities together in an unjust enrichment claim. CCGI and 350 Holdings will seek to be dismissed from the litigation, because, as the complaint is currently plead, there is no legal basis to hold CCGI or 350 Green liable for a contract to which they are not parties. The parties held a mediation conference on May 15, 2015, but no settlement was reached. The parties continue to negotiate a settlement.

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. (“JNS”) v. 350 Green, LLC in favor of JNS, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. JNS has amended the complaint to add CCGI alleging lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. The court has set the matter for further status on May 17, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 1, 2015, the Company further renegotiated the terms of a $200,000 convertible note such that: (i) the unpaid balance would accrue interest at the rate of 2% per month effective April 1, 2015 and (ii) the maturity date was extended to June 1, 2015. In connection with the extension, the Company: (i) issued the lender an immediately vested five-year warrant to purchase 50,000 shares of the Company’s common stock at $1.00 per share with an issuance date fair value of $13,516 and (ii) extended the expiration dates of warrants issued in October 2012 to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the lender and its affiliates from October 2015 to October 2017 and recorded incremental compensation cost of $12,954.

During the six months ended June 30, 2015, the Company issued one-year warrants to purchase an aggregate of 271,521 shares of common stock at an estimated fair value of $14,437 to the former Beam members. The warrants had exercise prices ranging from $0.32 to $1.05 per share.

During the six months ended June 30, 2015, the Company offered the remaining seven former Beam members shares of the Company’s common stock as consideration for surrendering their anti-dilution benefit contained in the original Beam acquisition agreement. As a result, two members accepted the Company’s offer and the Company issued an aggregate of 2,375 fully vested shares of the Company’s common stock valued at $760.

On April 24, 2015, as part of a litigation settlement, two former members of Beam were issued an aggregate of 100,000 fully vested shares of the Company’s common stock valued at $0.35 per share.

During the six months ended June 30 2015, the Company issued 8,250 shares of Series B Convertible Preferred Stock to the Creditors of ECOtality in satisfaction of a $825,000 liability.

During the six months ended June 30, 2015, the Company issued 208 shares of Series C Convertible Preferred Stock in satisfaction of the $20,800 dividend for the period from December 23, 2014 through December 31, 2014 and 4,144 shares of Series C Convertible Preferred Stock in satisfaction of the $414,400 dividend for the six months ended June 30, 2015.

On April 1, 2015, the Company issued 51,586 fully vested shares of its common stock to its then Chief Financial Officer as compensation for the period from November 2014 through April 2015 valued at $21,600, of which $7,200 were accrued for as of December 31, 2014.

On April 10, 2015, the Company issued 432,892 fully vested shares of its common stock to a consulting firm for services rendered by a financial consultant for the period of December 2014 through March 2015 valued at $170,101, of which $16,739 was accrued for as of December 31, 2014.

During the six months ended June 30, 2015, the Company issued 147,000 fully vested shares of the Company’s common stock to members of the Board of Directors as compensation for attending Board meetings. The shares had a grant date fair value of $56,999 based on the trading price of the Company’s common stock on the dates of the respective meetings.

During the six months ended June 30, 2015, the Company issued an aggregate of 41,958 of fully vested shares of the Company’s common stock at the respective closing market price on the date of the respective meetings to a member of the Board of Directors for attendance of meetings of the newly formed OPFIN Committee. The shares had an aggregate grant date fair value of $15,000 which was recognized immediately.

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

Date: April 14, 2016	CAR CHARGING GROUP, INC.

	By:	/s/ Michael J. Calise
Michael J. Calise
Chief Executive Officer and Director (Principal Executive Officer and Interim Principal Financial Officer)

