Form 10-Q
period 2015-09-30
Car Charging Group, Inc.
filed 2016-05-23
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of May 18, 2016, the registrant had 79,480,389 common shares issued and outstanding.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$120,369	$1,627,062
Accounts receivable and other receivables, net	318,262	284,708
Inventory, net of reserve of $290,553 and $443,387 as of September 30, 2015 and December 31, 2014, respectively	737,769	1,175,798
Prepaid expenses and other current assets	208,192	62,669

Total Current Assets	1,384,592	3,150,237

Fixed assets, net	1,756,877	2,307,117
Intangible assets, net	129,376	137,112
Other assets	145,514	569,703

Total Assets	$3,416,359	$6,164,169

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,745,673	$1,568,969
Accounts payable [1]	3,908,009	4,071,741
Accrued expenses	4,111,610	8,739,027
Accrued expenses [1]	120,132	322,616
Accrued public information fee	1,987,567	711,517
Derivative liabilities	2,280,262	3,635,294
Convertible notes payable, net of debt discount of $0 and $18,357 as of September 30, 2015 and December 31, 2014, respectively	100,000	181,643
Current portion of notes payable	356,787	401,297
Notes payable - related party	100,000	135,000
Current portion of deferred revenue	370,111	959,962

Total Current Liabilities	15,080,151	20,727,066
Deferred revenue, net of current portion	177,927	275,370
Notes payable, net of current portion	8,375	18,803

Total Liabilities	15,266,453	21,021,239

Series B Convertible Preferred Stock, 10,000 shares designated, 8,250 and 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	825,000	-

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 10,500,000 and 10,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	10,500	10,000
Series C Convertible Preferred Stock, 250,000 shares designated, 101,997 and 60,250 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	102	60
Common stock, $0.001 par value, 500,000,000 shares authorized, 79,590,431 and 77,756,057 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	79,590	77,756
Additional paid-in capital	63,150,347	58,193,975
Accumulated deficit	(71,904,503)	(64,738,131)
Stock subscription proceeds held in escrow	-	(4,000,000)

Total Car Charging Group Inc. - Stockholders’ Deficiency	(8,663,964)	(10,456,340)
Non-controlling interest [1]	(4,011,130)	(4,400,730)

Total Stockholders’ Deficiency	(12,675,094)	(14,857,070)

Total Liabilities and Stockholders’ Deficiency	$3,416,359	$6,164,169

[1] - Related to 350 Green, which became a variable interest entity of the Company on April 17, 2014.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues:
Charging service revenue	$436,259	$299,920	$1,342,029	$827,434
Grant and rebate revenue	262,858	207,276	1,068,837	865,918
Equipment sales	232,739	374,708	638,718	473,429
Other	74,284	23,845	190,968	23,845

Total Revenues	1,006,140	905,749	3,240,552	2,190,626

Cost of Revenues:
Cost of charging services	462,772	620,768	1,491,806	1,882,599
Depreciation and amortization	209,134	742,385	639,236	2,243,395
Cost of equipment sales	103,334	158,443	426,360	243,701
Total Cost of Revenues	775,240	1,521,596	2,557,402	4,369,695
Gross Profit (Loss)	230,900	(615,847)	683,150	(2,179,069)

Operating Expenses:
Compensation	2,176,818	2,088,406	7,032,382	6,163,893
Other operating expenses	383,497	484,624	1,205,648	1,264,245
General and administrative expenses	264,334	574,148	1,789,826	2,097,373
Impairment of goodwill	-	1,601,882	-	4,901,261
Impairment and loss of title of car charging stations	-	2,854,422	-	2,854,422
Loss on replacement of EV charging stations	-	19,848	-	19,848
Inducement expense for exclusive EV installation rights provided to the Company	-	321,877	-	321,877

Total Operating Expenses	2,824,649	7,945,207	10,027,856	17,622,919

Loss From Operations	(2,593,749)	(8,561,054)	(9,344,706)	(19,801,988)

Other (Expense) Income:
Interest expense, net	(26,571)	(108,783)	(47,590)	(154,651)
Amortization of discount on convertible debt	(13,516)	-	(55,514)	-
Gain on settlement of accounts payable	136,331	-	176,831	36,789
Gain on settlement of other trade liabilities	148,029	-	209,086	-
Change in fair value of warrant liabilities	1,272,938	138,339	2,161,845	1,642,593
Gain on sale of fixed assets, net	72,248	-	70,088	-
Investor warrant expense	-	-	(275,908)	-
Inducement expense for partial extinguishment of derivative liability	-	(14,065)	-	(382,753)
Inducement expense for standby financial support	-	-	-	(858,118)
Non-compliance penalty for delinquent regular SEC filings	(622,900)	(72,667)	(1,276,050)	(72,667)
Non-compliance penalty for SEC registration requirement	(228,750)	(311,000)	(228,750)	(311,000)
Release from obligation to U.S. Department of Energy	-	482,611	1,833,896	482,611

Total Other Income	737,809	114,435	2,567,934	382,804

Net Loss	(1,855,940)	(8,446,619)	(6,776,772)	(19,419,184)
Less: Net income attributable to noncontrolling interest	322,606	-	389,600	-
Net Loss Attributable to Car Charging Group, Inc.	(2,178,546)	(8,446,619)	(7,166,372)	(19,419,184)
Dividend attributable to Series C shareholders	(242,500)	-	(656,900)	-
Net Loss Attributable to Common Shareholders	$(2,421,046)	$(8,446,619)	$(7,823,272)	$(19,419,184)

Net Loss Per Share
- Basic and Diluted	$(0.03)	$(0.11)	$(0.10)	$(0.25)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	79,512,525	77,697,633	78,834,495	77,654,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficiency

For the Nine Months Ended September 30, 2015

(unaudited)

									Stock
									Subscription	Non
							Additional		Proceeds	Controlling	Total
	Preferred-A		Preferred-C		Common Stock		Paid-In	Accumulated	Held In	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Escrow	Deficit	Deficiency

Balance - December 31, 2014	10,000,000	$10,000	60,250	$60	77,756,057	$77,756	$58,193,975	$(64,738,131)	$(4,000,000)	$(4,400,730)	$(14,857,070)

Sale of Series C convertible preferred stock, net of issuance costs [1]	-	-	9,223	9	-	-	630,126	-	-	-	630,135

Release of funds from escrow in connection with sale of Series C convertible preferred stock	-	-	-	-	-	-	-	-	3,000,000	-	3,000,000

Return of escrowed funds to investor in connection with Series C convertible preferred stock	-	-	-	-	-	-	(1,000,000)		1,000,000		-

Stock-based compensation	-	-	-	-	-	-	1,757,393	-	-	-	1,757,393
							-
Series C convertible preferred stock issued in settlement of accrued registration rights penalty and related interest	-	-	20,697	21	-	-	2,069,679	-	-	-	2,069,700

Common stock issued as compensation and services	-	-	-	-	1,834,374	1,834	734,763	-	-	-	736,597

Series C convertible preferred stock issued as compensation	-	-	5,050	5	-	-	465,031	-	-	-	465,036

Series A convertible preferred stock issued as compensation	500,000	500	-	-	-	-	499,500	-	-	-	500,000

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	(656,900)	-	-	-	(656,900)
Payment of dividends in kind	-	-	6,777	7	-	-	677,693	-	-	-	677,700

Option and warrant modification expense	-	-	-	-	-	-	60,490	-	-	-	60,490

Warrants reclassified to derivative liabilities	-	-	-	-	-	-	(281,403)	-	-	-	(281,403)

Net (loss) income	-	-	-	-	-	-	-	(7,166,372)	-	389,600	(6,776,772)

Balance - September 30, 2015	10,500,000	$10,500	101,997	$102	79,590,431	$79,590	$63,150,347	$(71,904,503)	$-	$(4,011,130)	$(12,675,094)

[1] - Includes warrants with an issuance date fair value of $88,905 recorded as a derivative liability.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Nine Months Ended
	September 30,
	2015	2014

Cash Flows From Operating Activities
Net loss	$(6,776,772)	$(19,419,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	704,601	2,665,377
Amortization of discount on convertible debt	55,514	-
Change in fair value of warrant liabilities	(2,161,845)	(1,642,593)
Provision for loss on advanced commissions	-	95,500
Provision for bad debts	(6,132)	-
Gain on sale of fixed assets, net	(70,088)	-
Gain on settlement of accounts payable	(176,831)	(36,789)
Gain on settlement of other trade liabilities	(209,086)	-
Release from obligation to U.S. Department of Energy	(1,833,896)	(482,611)
Impairment of goodwill	-	4,901,261
Non-compliance penalty for delinquent regular SEC filings	1,276,050	72,667
Non-compliance penalty for SEC registration requirement	228,750	311,000
Impairment and loss of title of charging stations	-	2,854,422
Provision for inventory shrinkage	-	100,000
Loss on replacement of charging stations	-	19,848
Non-cash compensation:
Convertible preferred stock	1,013,497	-
Common stock	932,937	-
Options	1,469,773	1,880,665
Warrants	288,862	1,445,303
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(27,421)	(85,922)
Inventory	325,342	(325,598)
Advance commissions	-	(104,750)
Prepaid expenses and other current assets	(117,215)	(106,131)
Deposits	(68,942)	-
Other assets	643,925	110,379
Accounts payable and accrued expenses	233,164	660,039
Deferred rent	(6,564)	(9,942)
Deferred revenue	(693,146)	432,896

Total Adjustments	1,801,249	12,755,021

Net Cash Used In Operating Activities	(4,975,523)	(6,664,163)

Cash Flows From Investing Activities
Purchase of office and computer equipment	(38,368)	-
Purchase of automobile	-	(137,165)
Purchase of electric charging stations	-	(460,797)
Purchases of network software	-	(162,150)
Proceeds from sale of fixed assets	78,100	-
Investment in estate of ECOtality, net of amount owed to ECOtality Estate Creditor’s Committee	(210,965)	-

Net Cash Used In Investing Activities	(171,233)	(760,112)

Cash Flows From Financing Activities
Proceeds from sale of shares of Series C Convertible Preferred Stock and warrants	3,830,000	-
Restricted cash as security deposit for space rental	-	(210,671)
Payment of notes and convertible notes payable	(189,937)	(49,469)

Net Cash Provided By (Used In) Financing Activities	3,640,063	(260,140)

Net Decrease In Cash	(1,506,693)	(7,684,415)

Cash - Beginning	1,627,062	7,837,339

Cash - Ending	$120,369	$152,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows -- Continued

(unaudited)

	For The Nine Months Ended
	September 30,
	2015	2014

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest expense	$10,727	$1,473
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock issued in exchange for conversion of warrants	$-	$469
Common stock issued for settlement of accounts payable	$-	$4,999
Issuance of common stock for services previously accrued	$94,999	$137,000
Software development costs reclassified from other assets to prepaid and other current assets	$-	$150,000
Reclassification of chargers to other assets	$-	$512,089
Extinguishment of partial derivative liability	$-	$4,355,345
Warrants issued in exchange for derivative warrant liabilities	$-	$1,385,167
Issuance of Series C Convertible Preferred Stock in settlement of accrued registration rights penalty and related interest	$2,069,700	$-
Accrual of contractual dividends on Series C Convertible Preferred Stock	$656,900	$-
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$(677,700)	$-
Warrants issued in connection with extension of convertible note payable	$37,157	$-
Warrants reclassified to derivative liabilities	$281,403	$-
Issuance of Series B Convertible Preferred Stock to the Creditors of ECOtality	$825,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Car Charging Group, Inc. (“CCGI”) was incorporated on October 3, 2006 under the laws of the State of Nevada as New Image Concepts, Inc. On December 7, 2009, New Image Concepts, Inc. changed its name to Car Charging Group, Inc.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2015 and for the three and nine months ended September 30, 2015. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on December 8, 2015.

2. GOING CONCERN AND MANAGEMENT’S PLANS

As of September 30, 2015, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $120,369, $13,695,559 and $71,904,503, respectively. During the three and nine months ended September 30, 2015, the Company incurred a net loss of $1,855,940 and $6,776,772, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Since inception, the Company’s operations have primarily been funded through proceeds received in equity and debt financings. Although management believes that the Company has access to capital resources, there are currently no commitments in place for new financing at this time, except as described below, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. If the Company is unable to obtain additional financing on a timely basis, it may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

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

Subsequent to September 30, 2015, the Company received an aggregate of $2,150,000 through sales of Series C Convertible Preferred Stock. In addition, pursuant to a Series C Convertible Preferred Stock securities purchase agreement entered into on March 11, 2016, an additional $1,950,000 is payable to the Company upon the completion of certain milestones, as specified in the agreement. There can be no assurance that the Company will be successful in completing the milestones. The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. See Note 12 – Subsequent Events for additional details.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of CCGI and its wholly-owned subsidiaries, including Car Charging, Inc., Beam Charging LLC (“Beam”), EV Pass LLC, Blink Network LLC (“Blink”) and Car Charging China Corp. (“Car Charging China”). All intercompany transactions and balances have been eliminated in consolidation.

Through April 16, 2014, 350 Green LLC (“350 Green”) was a wholly-owned subsidiary of the Company in which the Company had full control and was consolidated. Beginning on April 17, 2014, when 350 Green’s assets and liabilities were transferred to a trust mortgage, 350 Green became a Variable Interest Entity (“VIE”). The consolidation guidance relating to accounting for VIEs requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The Company determined that it is the primary beneficiary of 350 Green, and as such, 350 Green’s assets, liabilities and results of operations are included in the Company’s condensed consolidated financial statements. See Note 4 – Assets and Liabilities Transferred to Trust Mortgage - 350 Green.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of September 30, 2015 and December 31, 2014, there was an allowance for uncollectable amounts of $152,259 and $119,936, respectively. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. There is no collateral held by the Company for accounts receivable nor does any accounts receivable serve as collateral for any of the Company’s borrowings with the exception of the Company’s convertible note payable further described in Note 6 – Notes Payable – Convertible Note Payable.

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

DERIVATIVE FINANCIAL INSTRUMENTS – CONTINUED

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

The following common stock equivalents are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2015	2014
Preferred stock	43,850,376	25,000,000
Warrants	58,780,353	45,442,005
Options	7,418,000	7,649,665
Convertible note	103,810	-
Total potentially dilutive shares	110,152,539	78,091,670

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVISION OF FINANCIAL STATEMENTS FOR THE QUARTER ENDED JUNE 30, 2015

During the course of preparing the quarterly report on Form 10-Q for the quarter ended September 30, 2015, the Company identified an error which resulted in the overstatement of its accrued public information fee on the condensed consolidated balance sheet as of June 30, 2015 and its provision for non-compliance penalty for delinquent regular SEC filings on the condensed consolidated statements of operations during the three and six months ended June 30, 2015. The reason for the error related to the Company’s interpretation of a contractual provision. See Note 6 – Accrued Public Information Fee.

The following tables reconcile the prior period as reported balances to the revised balances:

	June 30, 2015
	As Reported	Adjustment	As Revised
Condensed Consolidated Balance Sheet:

Total Current Assets	$1,942,413	$-	$1,942,413
Total Assets	$4,571,529	$-	$4,571,529
Total Current Liabilities	$17,244,978	$(1,100,000)	$16,144,978
Total Liabilities	$17,501,491	$(1,100,000)	$16,401,491
Total Stockholders' Deficiency	$(13,754,962)	$1,100,000	$(12,654,962)

	For The Three Months Ended			For The Six Months Ended
	June 30, 2015			June 30, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operations:

Loss From Operations	$(3,159,823)	$-	$(3,159,823)	$(6,689,900)	$-	$(6,689,900)
Total Other Income	821,024	1,100,000	1,921,024	669,068	1,100,000	1,769,068
Net Loss	(2,338,799)	1,100,000	(1,238,799)	(6,020,832)	1,100,000	(4,920,832)
Less: Net income attributable to noncontrolling interest	13,257	-	13,257	66,994	-	66,994
Net Loss Attributable to Car Charging Group, Inc.	(2,352,056)	1,100,000	(1,252,056)	(6,087,826)	1,100,000	(4,987,826)
Dividend attributable to Series C shareholders	(212,400)	-	(212,400)	(414,400)	-	(414,400)
Net Loss Attributable to Common Shareholders	$(2,564,456)	$1,100,000	$(1,464,456)	$(6,502,226)	$1,100,000	$(5,402,226)
Net Loss Per Share - Basic and Diluted	$(0.03)		$(0.02)	$(0.08)		$(0.07)
Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	79,139,995		79,139,995	78,489,861		78,489,861

	For The Six Months Ended
	June 30, 2015
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Cash Flows:

Cash Flows From Operating Activities:
Net Loss	$(6,020,832)	$1,100,000	$(4,920,832)
Adjustments to reconcile net loss to net cash used in operating activities	$2,374,328	$(1,100,000)	$1,274,328
Net Cash Used In Operating Activities	$(3,922,444)	$-	$(3,922,444)
Net Cash Used In Investing Activities	$(253,452)	$-	$(253,452)
Net Cash Provided By Financing Activities	$2,828,415	$-	$2,828,415

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ASSETS AND LIABILITIES TRANSFERRED TO TRUST MORTGAGE – 350 GREEN

On April 17, 2014, the Company’s Board of Directors executed a resolution to form a trust mortgage relating to 350 Green. On May 29, 2014, the Company and EVSE Management LLC (“EVSE”) entered into a Management Services Agreement and on June 27, 2014, EVSE purchased certain assets from 350 Green for total consideration of $860,836 which included a note receivable from Car Charging in the amount of $314,598. On September 8, 2014, the Company entered into an agreement among the trustee of 350 Green, an attorney, 350 Green and the Company whereby the Company would pay the legal fees incurred in connection with an action brought by 350 Green against JNS Power and Control Systems, Inc. (“JNS”). On September 30, 2014, the Company (“Assignor”) entered into an Assignment Agreement with Green 350 Trust Mortgage LLC (“Assignee”), an entity formed by the trustee for the sole purpose to entering into this transaction, under which Assignor, the sole member of 350 Green, assigned, sold and transferred 100% of the limited liability company membership interests in 350 Green to Assignee and Assignee accepted such transfer for nominal consideration of $100.

Through April 16, 2014, 350 Green was a wholly-owned subsidiary of the Company in which the Company had full control and was consolidated. Beginning on April 17, 2014, 350 Green was deemed to be a VIE and, therefore, we continued to consolidate 350 Green. On July 8, 2015, the Company and the trustee of 350 Green agreed to settle the note receivable in the amount of $314,598 for $25,000 in full satisfaction of the note. On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. v. 350 Green, LLC in favor of JNS. See Note 11 – Commitments and Contingencies – Litigation for additional details. As a result of the above developments, the Company is in the process of periodically reevaluating the nature of its interests in 350 Green, including whether or not the Company has achieved full isolation of the assets and memberships interests of 350 Green, ensuring that the Company could not be required to provide direct or indirect financial support to the former subsidiary or its creditors.

The following amounts pertaining to 350 Green are included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2015:

	For The Three	For The Nine
	Months Ended	Months Ended
	September 30, 2015	September 30, 2015
	(unaudited)	(unaudited)

Revenues	$-	$-

Cost of Revenues	(148,144)	(209,086)

Gross Profit	148,144	209,086

Operating Expenses:
General and administrative expenses	25,114	25,114
Total Operating Expenses	25,114	25,114
Loss From Operations	123,030	183,972

Other Income (Expense):
Interest income	300	6,352
Gain on settlement of accounts payable	155,770	155,770
Gain on settlement of debt	314,598	314,598
Loss on settlement of note receivable	(271,092)	(271,092)

Total Other Income	199,576	205,628

Net Income	$322,606	$389,600

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ASSETS AND LIABILITIES TRANSFERRED TO TRUST MORTGAGE – 350 GREEN – CONTINUED

The following represents the change in the balance of the non-controlling interest:

Balance - December 31, 2014	$(4,400,730)

Net income of 350 Green	389,600

Balance - September 30, 2015	$(4,011,130)

Accrued expenses pertaining to 350 Green consisted of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Accrued taxes	$120,132	$113,531
Accrued host fees	-	51,064
Accrued fees	-	158,021
Total	$120,132	$322,616

5. ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Registration rights penalty	$728,750	$2,569,788
Obligation to U.S. Department of Energy	-	1,833,896
Accrued consulting fees	894,725	936,862
Due to Creditors Committee of the ECOtality Estate	-	1,035,965
Accrued host fees	830,721	680,080
Accrued professional, board and other fees	770,489	883,707
Accrued wages	87,732	322,651
Warranty payable	315,883	196,402
Accrued taxes payable	171,163	146,577
Warrants payable	109,127	63,533
Accrued issuable equity	104,302	-
Accrued interest expense	72,968	42,202
Dividend payable	-	20,800
Deferred rent	-	6,564
Other accrued expenses	25,750	-
	$4,111,610	$8,739,027

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. ACCRUED EXPENSES – CONTINUED

REGISTRATION RIGHTS PENALTY

In connection with the sale of the Company’s common stock and warrants during the year ended December 31, 2013, the Company granted the purchasers and the placement agents registration rights on the common stock and warrants within 60 days of the date of the sale of the stock, as amended. The Stock Purchase Agreement (“SPA”) provided for a penalty provision of 1% of the gross proceeds for each month that the shares are not registered, not to exceed 10%. The Securities and Exchange Commission (“SEC”) notified the Company that it could not review its registration statement until such time as the Company furnished two years of audited financial statements of 350 Green and ECOtality as the acquisitions were deemed significant. The Company sought a waiver of the audit requirement but the SEC denied the granting of a waiver. On February 5, 2015, the holders of a majority of the shares affected by the registration rights penalty granted the Company the option to satisfy the accrued registration rights penalty and related interest as of December 23, 2014 totaling $1,724,823 in Series C Convertible Preferred Stock with a stated value of $100 per share, in lieu of cash. The Company elected this option which required the Company to pay a 20% premium causing the liability to increase to $1,850,188, exclusive of interest of $219,600. On February 10, 2015, the Company issued 20,414 shares of Series C Convertible Preferred Stock and on March 31, 2015, the Company issued the remaining 283 shares of Series C Convertible Preferred Stock, such that there was no liability as of September 30, 2015.

In connection with the sale of the Company’s Series C Convertible Preferred Stock during the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company granted the purchasers registration rights. As of September 30, 2015 and December 31, 2014, the Company was not in a position to furnish two years of audited financial statements of 350 Green and ECOtality to the SEC, therefore the SEC is unable to review any registration statement, if submitted. As a result, the Company accrued $728,750 and $500,000 of Series C Convertible Preferred Stock registration rights penalties at September 30, 2015 and December 31, 2014, respectively, which represents 12.5% of the Series C Convertible Preferred Stock issuance dollar amount.

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

DUE TO CREDITORS COMMITTEE OF THE ECOTALITY ESTATE

On April 10, 2015, the consideration associated with the strategic transaction to acquire a 50% interest in the Reorganized Electric Transportation Engineering Corporation of America (“ECOtality”) was amended to an aggregate of $1,200,000, consisting of an initial payment of $375,000 (including $280,965 to be paid on behalf of the estate directly to their professional service providers and $94,035 representing forbearance of a Blink network receivable from the estate) and the issuance of 8,250 shares of Series B Convertible Preferred Stock. As of December 31, 2014, the Company had paid $70,000 and forborne the $94,035 receivable, such that the liability was $1,035,965. During the nine months ended September 30, 2015, the Company paid $210,965 and issued the Series B Convertible Preferred Stock, such that there was no liability as of September 30, 2015. See Note 9 – Stockholders’ Deficiency – Preferred Stock – Series B Convertible Preferred Stock for additional details.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. ACCRUED EXPENSES – CONTINUED

WARRANTS PAYABLE

In conjunction with the Beam acquisition, the agreement provided for anti-dilution protection to former members of Beam until such time as a former member sells or disposes of all of his CCGI common stock. As specified in the agreement, if the Company issues securities below $1.58 (a “Triggering Event”), the Company is required to issue a warrant to each former member to purchase an additional number of Company common shares at the Triggering Event price. The Company has accrued for warrants payable based on the Triggering Events that have occurred through September 30, 2015, as discussed in Note 8 – Stockholders’ Deficiency. During the nine months ended September 30, 2015, the Company issued one-year warrants to purchase an aggregate of 304,450 shares of common stock at an estimated fair value of $25,563 to the former Beam members which was recorded as a $11,270 reduction of warrants payable and the remainder recorded to the change in fair value of derivative liability. The warrants had exercise prices ranging from $0.27 to $1.50 per share.

As of September 30, 2015, the Company accrued $108,616 related to investment banking fees which were payable in warrants. See Note 8 – Fair Value Measurement – Warrants Payable and Note 9 – Stockholders’ Deficiency – Preferred Stock - Series C Convertible Preferred Stock for additional details.

6. ACCRUED PUBLIC INFORMATION FEE

In accordance with certain securities purchase agreements, the Company is required to be compliant with Rule 144(c)(1) of the SEC, as defined, so as to enable investors to sell their holdings of Company shares in accordance with the securities purchase agreements. In the event of the Company’s noncompliance with Rule 144(c)(1) at any time after the six (6) month anniversary of the offering, the investors are entitled to receive a fee of 1% of the aggregate subscription amount of the purchaser’s securities, plus an additional 1% for every pro rata 30 day period that the Company is not in compliance (payable in cash or in kind). As of September 30, 2015 and December 31, 2014, the Company had accrued $1,987,567 and $711,517, respectively, as a result of periods of noncompliance with Rule 144(c)(1).

7. NOTES PAYABLE

CONVERTIBLE NOTE

On February 20, 2015, the Company renegotiated the terms of the $200,000 secured convertible note such that the due date was extended to March 31, 2015. In connection with the extension, the Company issued the investor an immediately vested five-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant had an issuance date fair value of $23,641, which was recognized as amortization of debt discount during the nine months ended September 30, 2015.

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

Amortization of debt discount for the three and nine months ended September 30, 2015 was $13,516 and $55,514, respectively, related to convertible notes payable.

During the nine months ended September 30, 2015, the Company made aggregate principal repayments of $100,000 associated with its convertible note payable.

See Note 12 – Subsequent Events – Convertible Note Payable for additional details.

NON-CONVERTIBLE NOTES

During the nine months ended September 30, 2015, the Company made aggregate principal repayments of $89,937 associated with non-convertible notes payable.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. NOTES PAYABLE – CONTINUED

INTEREST EXPENSE

Interest expense for the three and nine months ended September 30, 2015 was $26,571 and $47,590, respectively, and $108,783 and $154,651 during the three and nine months ended September 30, 2014, respectively.

8. FAIR VALUE MEASUREMENT

In connection with sales of Series C Convertible Preferred Stock during the nine months ended September 30, 2015, the Company incurred issuance costs which included an obligation to issue investment banker warrants to purchase 10% of the securities sold. The warrant obligation had an aggregate fair value of $169,034 on the date of the sale of the Series C Convertible Preferred Stock. The warrant obligation had a fair value of $108,616 as of September 30, 2015, which represented a reduction in fair value of $60,418, which was included within the change in fair value of warrant liabilities during the nine months ended September 30, 2015. See Note 9 – Stockholders’ Deficiency – Preferred Stock - Series C Convertible Preferred Stock for additional details.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Risk-free interest rate	0.32% - 0.92%	1.07%	0.02% - 1.30%	0.90% - 1.62%
Expected term (years)	1.00 - 4.82	4.19 - 5.41	1.00 - 5.05	4.53 - 5.00
Expected volatility	91% - 92%	88%	84% - 95%	88% - 89%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Derivative Liabilities
Beginning balance as of January 1, 2015	$3,635,294
Issuance of warrants	413,240
Change in classification	281,403
Change in fair value of derivative liability	(2,049,675)
Ending balance as of September 30, 2015	$2,280,262

Warrants Payable
Beginning balance as of January 1, 2015	$63,533
Provision for new warrant issuances	5,410
Accrual of other warrant obligations	169,034
Change in fair value of warrants payable	(117,580)
Issuance of warrants	(11,270)
Ending balance as of September 30, 2015	$109,127

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. FAIR VALUE MEASUREMENT – CONTINUED

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$2,280,262	$2,280,262
Warrants payable	-	-	109,127	109,127
Total liabilities	$-	$-	$2,389,389	$2,389,389

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$3,635,294	$3,635,294
Warrants payable	-	-	63,533	63,533
Total liabilities	$-	$-	$3,698,827	$3,698,827

9. STOCKHOLDERS’ DEFICIENCY

PREFERRED STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

See Note 11 – Commitments and Contingencies – Employment Agreement for details associated with the issuance of Series A Convertible Preferred Stock.

The Series A Convertible Preferred Stock shall have no liquidation preference so long as the Series C Convertible Preferred Stock shall be outstanding.

SERIES B CONVERTIBLE PREFERRED STOCK

On April 21, 2015, the Company designated 10,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 and a stated value of $100 per share. The Series B Convertible Preferred Stock has no voting rights except under limited conditions. The holders of Series B Convertible Preferred Stock and the holders of Series C Convertible Preferred Stock, shall proportionately be entitled to receive out of the assets, whether capital or surplus, of the Company an amount in cash equal to the stated value for each respective share of Series B Convertible Preferred Stock or Series C Convertible Preferred Stock before any payments or distributions are made to holders of Series A Convertible Preferred Stock or holders of common stock. As of September 30, 2015, the liquidation preference for the 8,250 issued and outstanding shares of Series B Convertible Preferred Stock was equal to $825,000. The holder of the Series B Convertible Preferred Stock is entitled to redeem: (i) 2,750 shares on December 31, 2016; (ii) 2,750 shares on December 31, 2017; and (iii) 2,750 shares on December 31, 2018. However, the Company may choose not to honor the redemption request, in which case the holder becomes entitled to immediately, or anytime thereafter, convert the Series B Convertible Preferred Stock into common stock by dividing the aggregate stated value by the conversion price. The conversion price is equal to the average closing price of the prior 30 trading days as of the date of the request to convert. The Company may, at any time, elect to redeem all or part of the Series B Convertible Preferred Stock at the stated value.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. STOCKHOLDERS’ DEFICIENCY – CONTINUED

PREFERRED STOCK – CONTINUED

SERIES B CONVERTIBLE PREFERRED STOCK - CONTINUED

During the nine months ended September 30, 2015, the Company issued 8,250 shares of Series B Convertible Preferred Stock to the Creditors of ECOtality as partial consideration for the strategic transaction to acquire a 50% interest in ECOtality. In addition, the parties entered into a tax sharing agreement which stipulates that any benefit that CCGI realizes from the use of the ECOtality net operating loss carryforwards (“NOLs”), up to $925,000, must be paid to the ECOtality estate and such payments would result in the cancellation of a commensurate stated value amount of Series B Convertible Preferred Stock. After reviewing the terms of the Series B Convertible Preferred Stock and the embedded conversion option (“ECO”), the Company determined that the Series B Convertible Preferred Stock is classified as temporary equity and the ECO is not bifurcated, is not accounted for as a derivative and is not a beneficial conversion feature. The temporary equity classification of the Series B Convertible Preferred Stock is in accordance with ASC 480-10-s99 - Distinguishing Liabilities from Equity – Overall – SEC Materials and Accounting Series Release (“ASR”) 268 – Presentation in Financial Statements of “Redeemable Preferred Stock”, as the Company does not control settlement by delivery of its own common shares because there is no cap on the number of common shares that could potentially be issuable upon redemption and therefore cash settlement is presumed.

See Note 5 – Accrued Expenses – Due to Creditors Committee of the ECOtality Estate for additional details.

SERIES C CONVERTIBLE PREFERRED STOCK

See Note 5 – Accrued Expenses – Registration Rights Penalty and Note 11 – Commitments and Contingencies – Employment Agreement for details associated with the issuance of Series C Convertible Preferred Stock.

On July 24, 2015, the Company entered into a securities purchase agreement with a purchaser for net proceeds of an aggregate of $719,040 (gross proceeds of $830,000 less issuance costs of $110,960 which, as of September 30, 2015, had not been paid and were included within accrued expenses). See Note 5 – Accrued Expenses – Warrants Payable and Note 8 – Fair Value Measurement for additional details. Pursuant to the securities purchase agreement, the Company issued the following to the purchaser: (i) 9,223 shares of Series C Convertible Preferred Stock, and (ii) a five-year warrant to purchase 1,318,889 shares of common stock for an exercise price of $1.00 per share with an issuance date fair value of $88,905 which was recorded as a derivative liability.

During the nine months ended September 30, 2015, the Company issued 208 shares of Series C Convertible Preferred Stock in satisfaction of the $20,800 dividend for the period from December 23, 2014 through December 31, 2014 and 6,569 shares of Series C Convertible Preferred Stock in satisfaction of the $656,900 dividend for the nine months ended September 30, 2015.

In July 2015, the Company agreed to pay a consultant an aggregate of $10,000 in cash and issue to the consultant 300 shares of Series C Convertible Preferred Stock at a fair value of $30,000.

During the nine months ended September 30, 2015, the Company did not meet certain defined milestones by their targeted completion dates, as stipulated under the Series C Convertible Preferred Stock Securities purchase agreement dated December 23, 2014. Notwithstanding, the purchasers released an aggregate of $3,000,000 to the Company during the nine months ended September 30, 2015 associated with the 2014 sale of Series C Convertible Preferred Stock.

Pursuant to an election of the purchasers, $1,000,000 was returned to the purchasers in July 2015 from escrow and was not provided to the Company, such that the Company received an aggregate of $5,000,000 pursuant to the securities purchase agreement, as compared to the $6,000,000 originally contemplated. The return of escrowed funds did not require the purchaser to return any portion of the shares of Series C Convertible Preferred Stock purchased on December 23, 2014.

In the event of a liquidation, the Series C Convertible Preferred Stock is also entitled to a liquidation preference equal to the stated value plus any accrued and unpaid dividends, which, as of September 30, 2015, was equal to $10,199,700.

NON-CONTROLLING INTERESTS

350 Green is not owned by the Company but is deemed to be a VIE where the entirety of its results of operations are consolidated in the Company’s financial statements. See Note 4 – Assets and Liabilities Transferred to Trust Mortgage – 350 Green for additional details.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to preferred stock, common stock, stock options and warrants for the three and nine months ended September 30, 2015 of $842,229 and $3,705,069, respectively, and expense of $860,533 and $3,325,968 during the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, there was $1,004,755 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.18 years.

STOCK OPTIONS

See Note 11 – Commitments and Contingencies – Employment Agreements for details associated with the issuance of stock options.

During the nine months ended September 30, 2015, the Company issued five-year options to purchase 70,000 shares of the Company’s common stock at exercise prices ranging from $0.27 to $0.42 per share to members of the Board of Directors as compensation for attending Board meetings during this time. The options are fully vested and had an aggregate fair value of $15,937, which was expensed immediately.

During the nine months ended September 30, 2015, the Company issued five-year options to purchase 25,000 shares of the Company’s common stock at exercise prices ranging from $0.35 to $0.39 per share to a member of the Board of Directors as compensation for attending meetings of the OPFIN Committee. The options vest immediately and had a grant date fair value of $5,079, which will be recognized over the one year service period.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Risk free interest rate	0.66%	0.66%	0.63% - 1.21%	0.66% - 1.77%
Expected term (years)	2.50	2.50	2.50 - 3.50	2.50 - 5.00
Expected volatility	89%	94%	87% - 101%	94% - 141%
Expected dividends	0.00%	0.00%	0.00%	0.00%

A summary of the option activity during the nine months ended September 30, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value

Outstanding, December 31, 2014	7,690,665	$1.24
Granted	95,000	0.36
Exercised	-	-
Cancelled/forfeited	(367,665)	1.11
Outstanding, September 30, 2015	7,418,000	$1.23	2.8	$-

Exercisable, September 30, 2015	5,182,000	$1.22	2.7	$-

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK OPTIONS – CONTINUED

The following table presents information related to stock options at September 30, 2015:

	Options Outstanding		Options Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Options	In Years	Options
$0.27 - $0.54	$0.49	625,000	3.6	625,000
$0.55 - $1.00	1.00	1,711,335	3.7	745,335
$1.01 - $1.45	1.17	1,406,665	2.7	1,266,665
$1.46 - $1.56	1.46	2,925,000	2.2	2,045,000
$1.57 - $1.72	1.61	750,000	2.2	500,000
		7,418,000	2.7	5,182,000

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

See Note 7 – Notes Payable for details associated with the issuance of warrants. See Note 5 – Accrued Expenses – Warrants Payable and Note 8 – Fair Value Measurement for details associated with the issuances of warrants to the former members of Beam. See Note 9 – Stockholders’ Deficiency – Preferred Stock - Series C Convertible Preferred Stock for details associated with issuances of warrants in connection with a securities purchase agreement.

On February 25, 2015, the Company entered into an agreement with certain investors in the October 2013 financing whereby the investors were issued warrants to purchase 3,336,734 shares of the Company’s common stock at an exercise price of $0.70 per share which vested immediately, expire five years from the date of issuance and contain weighted average anti-dilution and fundamental transaction provisions, as defined. These additional warrants represent the warrants the investors would have received as a result of the December 23, 2014 financing had they not previously surrendered their anti-dilution protection during 2014. The warrants, which were classified as derivative liabilities, had an aggregate fair value of $275,908, which was recognized immediately. Additionally, as a result of the December 23, 2014 financing, the exercise price of warrants to purchase an aggregate of 19,599,999 shares of common stock issued to the October 2013 and December 2013 investors was reduced to $0.70 per share. As the warrants are classified as derivative liabilities, the impact of the modification was included within change in fair value of warrant liabilities on the condensed consolidated statement of operations during the nine months ended September 30, 2015.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK WARRANTS – CONTINUED

A summary of the warrant activity during the nine months ended September 30, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value

Outstanding, December 31, 2014	54,088,323	$1.28
Issued	5,410,073	0.80
Exercised	-	-
Cancelled/forfeited	(718,043)	1.06
Outstanding, September 30, 2015	58,780,353	$1.09	2.8	$-

Exercisable, September 30, 2015	58,780,353	$1.09	2.8	$-

The following table presents information related to stock warrants at September 30, 2015:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Warrants	In Years	Warrants

$0.27 - $0.97	$0.72	34,501,972	3.4	34,501,972
$0.98 - $1.01	1.00	4,530,944	4.0	4,530,944
$1.02 - $1.28	1.05	4,350,007	1.9	4,350,007
$1.29 - $2.25	1.90	15,347,430	1.4	15,347,430
$2.26 - $30.00	20.00	50,000	0.3	50,000
		58,780,353	2.80	58,780,353

COMMON STOCK

See Note 11 – Commitments and Contingencies – Employment Agreements for details associated with issuances of common stock pursuant to employment agreements.

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

On April 24, 2015, as part of a litigation settlement, two former members of Beam were issued an aggregate of 100,000 fully vested shares of the Company’s common stock valued at $0.35 per share for an aggregate fair value of $35,000.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. STOCKHOLDERS’ DEFICIENCY – CONTINUED

COMMON STOCK – CONTINUED

During the nine months ended September 30, 2015, the Company offered the remaining seven former Beam members shares of the Company’s common stock as consideration for surrendering their anti-dilution benefit contained in the original Beam acquisition agreement. As a result, three members accepted the Company’s offer and the Company issued an aggregate of 2,850 fully vested shares of the Company’s common stock valued at $898.

During the nine months ended September 30, 2015, the Company issued 184,500 fully vested shares of the Company’s common stock to members of the Board of Directors as compensation for attending Board meetings. The shares had a grant date fair value of $68,999 based on the trading price of the Company’s common stock on the dates of the respective meetings.

During the nine months ended September 30, 2015, the Company issued an aggregate of 41,958 of fully vested shares of the Company’s common stock at the respective closing market price on the date of the respective meetings to a member of the Board of Directors for attendance of meetings of the newly formed OPFIN Committee. The shares had an aggregate grant date fair value of $15,000 which was recognized immediately.

10. RELATED PARTIES

The Company paid commissions to a company owned by its former CEO totaling $17,000 and $43,250 during the three and nine months ended September 30, 2015, respectively, and $18,000 and $40,250 during the three and nine months ended September 30, 2014, respectively, for business development services relating to the installations of EV charging stations by the Company in accordance with the support services contract. These amounts are recorded as compensation in the condensed consolidated statements of operations.

The Company incurred accounting and tax service fees totaling $7,655 and $32,573 for the three and nine months ended September 30, 2015, respectively, and $21,528 and $23,317 for the three and nine months ended September 30, 2014, respectively, provided by a company that is partially owned by the Company’s former Chief Financial Officer. This expense was recorded as general and administrative expense in the condensed consolidated statements of operations.

The Company is licensing certain technology under terms of a patent licensing agreement with an entity (licensor) that is majority owned by the former CEO. The Company has agreed to pay royalties to the licensor equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or uses of the licensed products and processes. As of September 30, 2015, the Company has not paid nor incurred any royalty fees related to this agreement. See Note 12 – Subsequent Events – Patent License Agreement.

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On July 31, 2015, the lease agreement for the Company’s corporate headquarters in Miami Beach, Florida was amended such that the amended lease term begins on August 1, 2015 and ends on September 30, 2018. Monthly lease payments are approximately $20,000 for a total of approximately $755,000 for the total term of the lease.

Total rent expense for the three and nine months ended September 30, 2015 was $88,905 and $318,149, respectively, and $88,103 and $311,691 for the three and nine months ended September 30, 2014, respectively.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES – CONTINUED

EMPLOYMENT AGREEMENTS

On March 24, 2015, the Company entered into an employment agreement with Mr. Ira Feintuch to serve as the Company’s Chief Operating Officer for an initial three year term renewable annually unless written notice is provided 60 days prior to the renewal term. In consideration thereof, Mr. Feintuch is to receive an annual salary of $250,000 and shall participate in all benefit programs of the Company. In addition, Mr. Feintuch will receive 1,000,000 shares of Series A Convertible Preferred Stock, 1,500 shares of Series C Convertible Preferred Stock and 1,500,000 shares of common stock. The stock awards are payable 50% upon the signing of the employment agreement and 50% upon the one year anniversary of the employment agreement. The total fair value of the stock awards was $1,750,000, of which $875,000 was recognized immediately upon issuance and the remaining $875,000 will be recognized over the one year service period. The Company estimated the fair value of the common stock and Series C Convertible Preferred Stock based on observed prices of sales and/or exchanges of identical securities within the last six months. The Company estimated the fair value of the Series A Convertible Preferred Stock based on observed prices of sales and/or exchanges of similar securities within the last six months. In addition, options to purchase an aggregate of 1,495,665 shares of common stock held by Mr. Feintuch with exercise prices ranging from $1.00 to $1.46 per share had their expiration dates extended to March 24, 2018, such that the value of modified options on the modification date was an aggregate of $192,147, which was $47,536 higher than the value of the original options on the modification date. As a result, the Company recorded option modification expense of $47,536 during the nine months ended September 30, 2015.

On July 29, 2015 (the “Effective Date”), the Company entered into an employment agreement with Mr. Michael J. Calise to serve as the Company’s Chief Executive Officer, pursuant to which Mr. Calise will be compensated at the rate of $275,000 per annum. In addition, Mr. Calise will be entitled to receive (1) 3,584,400 options with an exercise price of $0.70 per share, (2) 1,588,016 options with an exercise price of $1.00 per share, (3) 26,422 options with an exercise price of $1.50 per share, (4) 287,970 options with an exercise price of $2.00 per share and (5) 1,500 options with an exercise price of $3.00 per share. The option quantities were derived from a percentage of the total options and warrants outstanding on the Effective Date (the “Underlying Instruments”) and can be adjusted downward on a pro rata basis as a result of an expiration or amendment of the Underlying Instruments. Each of the options shall vest and become exercisable at the rate of 25% of the total number of shares on the twelve (12) month anniversary of the Effective Date and 1/16 of the total number of shares each quarter thereafter on each quarterly anniversary of the Effective Date, however, no option shall be exercisable prior to the exercise of the Underlying Instruments. The options shall have a four (4) year term from each of the respective vesting dates. The option grant requires stockholder approval of an increase in the number of shares authorized to be issued pursuant to the Company’s equity incentive plan. Pursuant to ASC 718, the options are not deemed to be granted until stockholder approval is obtained. As of September 30, 2015, the Company had not obtained stockholder approval and, accordingly, (i) the options are not considered outstanding as of September 30, 2015 and (ii) the Company accrued approximately $64,000 of compensation expense related to the contractual obligation to issue options which is included within accrued expenses as accrued issuable equity on the condensed consolidated balance sheet as of September 30, 2015.

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES – CONTINUED

EMPLOYMENT AGREEMENTS - CONTINUED

Effective July 24, 2015, the Company amended its employment agreement with Mr. Michael D. Farkas, such that Mr. Farkas was appointed the Company’s Chief Visionary Officer and shall no longer serve as the Company’s Chief Executive Officer. Mr. Farkas will continue to serve as the Company’s Executive Chairman of the Board. The employment agreement had a four month term. The amended employment agreement specified the following: (i) in the event of a sale of the Company within one year of July 24, 2015, Mr. Farkas shall be entitled to receive an incentive payment equal to 1% of the gross sale price; (ii) in satisfaction of amounts previously owed to Mr. Farkas, the Company is to issue 4,444 shares of Series C Convertible Preferred stock valued at $400,000 (of which, as of September 30, 2015, 4,000 shares had been issued by the Company and the value of the remaining 444 shares is included within accrued expenses on the condensed consolidated balance sheet); and (iii) all outstanding options and warrants shall vest immediately.

BUSINESS AGREEMENTS

On April 2, 2015, Nissan North America (“Nissan”) notified the Company of the termination of the joint marketing agreement with the Company as a result of the Company’s material default of the agreement in 2015. As a result, Nissan notified the Company of its intent to repossess the 31 uninstalled fast chargers currently held at a third party facility that had a carrying amount of $462,552 and was included within other assets and deferred revenue on the condensed consolidated balance sheet as of September 30, 2015 and December 31, 2014. The parties reached an agreement on July 23, 2015 that Nissan would take possession of 28 uninstalled fast chargers held at the third party facility, at which time the amount included within other assets and deferred revenue was written off.

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

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. v. 350 Green, LLC in favor of JNS, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. On April 7, 2016, JNS amended the complaint to add CCGI alleging lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. CCGI and 350 Green must respond to the amended complaint on or before June 20, 2016.

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES - CONTINUED

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

See Note 4 – Assets and Liabilities Transferred to Trust Mortgage - 350 Green.

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

SERIES C CONVERTIBLE PREFERRED STOCK

Subsequent to September 30, 2015, the Company issued shares of Series C Convertible Preferred Stock representing the following:

Series C
Convertible
Preferred Stock

Dividends for the following periods:
Quarter ended December 31, 2015	2,923
Quarter ended March 31, 2016	3,184
Securities Purchase Agreement dated October 14, 2015	18,333
Securities Purchase Agreement dated March 11, 2016	15,834
Securities Purchase Agreement dated March 11, 2016	1,666
Satisfaction of accrued liabilities	1,194

Total	43,134

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. SUBSEQUENT EVENTS – CONTINUED

SERIES C CONVERTIBLE PREFERRED STOCK – CONTINUED

On October 14, 2015, the Company entered into a securities purchase agreement with a purchaser for gross proceeds of an aggregate of $1,100,000. Pursuant to the securities purchase agreement, the Company issued the following to the purchaser: (i) 18,333 shares of Series C Convertible Preferred Stock, and (ii) a five-year warrant to purchase 2,618,997 shares of common stock for an exercise price of $1.00 per share.

On March 11, 2016, the Company entered into a securities purchase agreement with a purchaser for proceeds of an aggregate of $2,900,040 (“Subscription Amount”), of which, $650,040 was paid to the Company at closing and the remaining $2,250,000 (“Milestone Amounts”) is payable to the Company upon the completion of certain milestones (“Milestones”), as specified in the agreement. Pursuant to the agreement, the Company will issue the following to the purchaser: (i) 48,334 shares of Series C Convertible Preferred Stock with a stated value of $100 per share (of which, 10,834 shares of Series C Convertible Preferred Stock were issued to the purchaser at closing), and (ii) five-year warrants to purchase an aggregate of 6,904,857 shares of common stock for an exercise price of $1.00 per share (of which, a warrant to purchase 1,547,714 shares of common stock was issued to the Purchaser at closing). If, by June 24, 2016, the Company has not met sufficient Milestones for payment of the full Subscription Amount, then the purchaser will have no further obligation to pay further Milestone Amounts and the purchaser shall only be entitled to receive such additional securities that correspond to the portion of the Subscription Amount paid by purchaser. If (i) the Company fails to achieve annual overall revenue growth of 20% measured year to year (e.g., Q3 2016 compared to Q3 2015) based on its most recent public filings; and (ii) the Company fails to achieve at least a 25% increase in the value of purchase orders received for Generation 2 Hardware (with a minimum average 40% gross margin) quarter over quarter on a quarterly basis (e.g., Q3 2016 compared to Q2 2016) based on its most recent two quarters of public filings; and (iii) the holders of the shares of Series C Convertible Preferred Stock request a redemption; and (iv) the Company chooses not to honor the redemption request; then, within 180 days from the Company’s receipt of notice from at least 60% of the holders of the shares of Series C Convertible Preferred Stock, the Company will use reasonable efforts to enter into an agreement to sell substantially all of its assets and use the proceeds to pay all creditors and shareholders according to their position and in accordance with applicable laws. In the event the Company does not complete the sale of substantially all of its assets within said 180 day period, Michael D. Farkas agrees to vote all shares of voting capital stock of the Company registered in his name or beneficially owned by him as of the date hereof in accordance with the instructions of at least 60% of the holders of the shares of Series C Convertible Preferred Stock on questions relating to the liquidation of the Company and any other questions, including without limitation, Board of Directors modifications, necessary to effect a Company liquidation. In the event of the Company’s noncompliance with Rule 144(c)(1) at any time after the six (6) month anniversary of the offering, the purchaser is entitled to receive a cash fee equal to 1% of the aggregate subscription amount of the purchaser’s securities, plus an additional 1% for every pro rata 30 day period that the Company is not in compliance. As defined in the agreement, from the date of closing until such time as the purchaser holds any of the warrants, the Company is prohibited from entering into any variable rate transactions. For a period of one year, the purchaser have the option to exchange all or a portion of the shares of Series C Convertible Preferred Stock purchased pursuant to agreement for any securities placed by the Company in a future equity financing transaction, based on a Series C Convertible Preferred Stock value equal to 125% of the purchase price for financing closed prior to April 30, 2016 and otherwise based on a Series C Convertible Preferred Stock value equal to $90 per share.

On March 11, 2016, the Company entered into a securities purchase agreement with a purchaser for proceeds of an aggregate of $99,960. Pursuant to the securities purchase agreement, the Company issued the following to the purchaser: (i) 1,666 shares of Series C Convertible Preferred Stock, and (ii) a five-year warrant to purchase 238,000 shares of common stock for an exercise price of $1.00 per share.

STOCK-BASED COMPENSATION

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. SUBSEQUENT EVENTS – CONTINUED

STOCK-BASED COMPENSATION – CONTINUED

On November 13, 2015, the Company issued five-year options to purchase an aggregate of 1,020,000 shares of the Company’s common stock under the 2014 Plan at $0.63 per share to employees for services rendered. The shares vest as follows: 273,750 on the date of issuance, 248,750 on the first anniversary of the date of issuance, 248,750 on the second anniversary of the date of issuance 248,750 on the third anniversary of the date of issuance.

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

NOTES PAYABLE

Subsequent to September 30, 2015, the Company repaid in full a note payable in the principal amount of $100,000 to its Executive Chairman of the Board.

COMMITMENTS AND CONTINGENCIES

LITIGATION AND DISPUTES

On January 15, 2016, The Bernstein Law Firm filed a Demand for Arbitration with the American Arbitration Association (“AAA”) against the Company for breach of contract for failure to pay invoices in the amount of $87,167 for legal work performed by The Bernstein Law Firm. The parties have reached a settlement and are preparing the documentation.

On April 8, 2016, Douglas Stein filed a Petition for Fee Arbitration with the State Bar of Georgia against the Company for breach of contract for failure to pay invoices in the amount of $178,893 for legal work provided. The invoices have been accrued for in the periods in which the services were provided. The Company has responded to the claim and is simultaneously pursuing settlement options.

On May 18, 2016, the Company was served with a complaint from Solomon Edwards Group, LLC for breach of written agreement and unjust enrichment for failure to pay invoices in the amount of $172,645 for services provided, plus interest and costs. The invoices have been accrued for in the periods in which the services were provided.

OTHER MATTER

On May 12, 2016, the Securities and Exchange Commission (“SEC”) filed a complaint with the United States District Court in the Central District of California wherein the SEC alleges that an attorney who currently serves as securities counsel to the Company was involved in a fraudulent scheme to create and sell seven (7) public “shell” companies.  The SEC’s complaint indicates that one of the shell companies, New Image Concepts, Inc. (“NIC”) was the subject of the Company’s December 7, 2009 reverse merger, wherein following the merger, NIC was renamed Car Charging Group, Inc.  The Company is not named as a defendant in the SEC’s complaint and, based on internal review and discussions, there were and are no continuing affiliations between any employees, directors, or investors of the pre-merger shell company and the Company.  The Company is in the process of evaluating whether any additional actions are necessary with respect to this matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Car Charging Group, Inc. (and including its subsidiaries, “CCGI”) as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to CCGI. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on December 8, 2015.

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

Recent Developments

Private Placements

On December 23, 2014, the Company entered into a securities purchase agreement with certain investors for aggregate consideration of up to $6,000,000 (the “Aggregate Subscription Amount”). Pursuant to the securities purchase agreement, the Company issued the following to the purchasers: (i) 60,000 shares of Series C Convertible Preferred Stock convertible into 8,571,429 shares of the Company’s common stock, par value $0.001, (the “Common Stock”); and (ii) fully vested five-year warrants (the “Warrants”) to purchase an aggregate of 8,571,429 shares of Common Stock (the “Warrant Shares”) for an exercise price of $1.00 per share. During the nine months ended September 30, 2015, the Company did not meet certain defined milestones by their targeted completion dates, as stipulated under the securities purchase agreement. Notwithstanding, the purchasers released an aggregate of $3,000,000 to the Company during the nine months ended September 30, 2015. Pursuant to an election of the purchasers, $1,000,000 was returned to the purchasers in July 2015 from escrow and was not provided to the Company, such that the Company received an aggregate of $5,000,000 pursuant to the securities purchase agreement, as compared to the $6,000,000 originally contemplated. The return of escrowed funds did not require the purchaser to return any portion of the shares of Series C Convertible Preferred Stock purchased on December 23, 2014.

On July 24, 2015, the Company entered into a securities purchase agreement with a purchaser for gross proceeds of an aggregate of $830,000. Pursuant to the securities purchase agreement, the Company issued the following to the Purchaser: (i) 9,223 shares of Series C Convertible Preferred Stock, and (ii) a five-year warrant to purchase an aggregate of 1,318,889 shares of common stock for an exercise price of $1.00 per share.

On October 14, 2015, the Company entered into a securities purchase agreement with a purchaser for gross proceeds of an aggregate of $1,100,000. Pursuant to the securities purchase agreement, the Company issued the following to the purchaser: (i) 18,333 shares of Series C Convertible Preferred Stock, and (ii) a five-year warrant to purchase an aggregate of 2,618,997 shares of common stock for an exercise price of $1.00 per share.

On March 11, 2016, the Company entered into a securities purchase agreement with a purchaser for proceeds of an aggregate of $2,900,040 (“Subscription Amount”), of which, $650,040 was paid to the Company at closing and the remaining $2,250,000 (“Milestone Amounts”) is payable to the Company upon the completion of certain milestones (“Milestones”), as specified in the agreement. Pursuant to the agreement, the Company will issue the following to the purchaser: (i) 48,334 shares of Series C Convertible Preferred Stock with a stated value of $100 per share (of which, 10,834 shares of Series C Convertible Preferred Stock were issued to the purchaser at closing), and (ii) five-year warrants to purchase an aggregate of 6,904,857 shares of common stock for an exercise price of $1.00 per share (of which, a warrant to purchase 1,547,714 shares of common stock was issued to the purchaser at closing). If, by June 24, 2016, the Company has not met sufficient Milestones for payment of the full Subscription Amount, then the purchaser will have no further obligation to pay further Milestone Amounts and the purchaser shall only be entitled to receive such additional securities that correspond to the portion of the Subscription Amount paid by purchaser. If (i) the Company fails to achieve annual overall revenue growth of 20% measured year to year (e.g., Q3 2016 compared to Q3 2015) based on its most recent public filings; and (ii) the Company fails to achieve at least a 25% increase in the value of purchase orders received for Generation 2 Hardware (with a minimum average 40% gross margin) quarter over quarter on a quarterly basis (e.g., Q3 2016 compared to Q2 2016) based on its most recent two quarters of public filings; and (iii) the holders of the shares of Series C Convertible Preferred Stock request a redemption; and (iv) the Company chooses not to honor the redemption request; then, within 180 days from the Company’s receipt of notice from at least 60% of the holders of the shares of Series C Convertible Preferred Stock, the Company will use reasonable efforts to enter into an agreement to sell substantially all of its assets and use the proceeds to pay all creditors and shareholders according to their position and in accordance with applicable laws. In the event the Company does not complete the sale of substantially all of its assets within said 180 day period, Michael D. Farkas agrees to vote all shares of voting capital stock of the Company registered in his name or beneficially owned by him as of the date hereof in accordance with the instructions of at least 60% of the holders of the shares of Series C Convertible Preferred Stock on questions relating to the liquidation of the Company and any other questions, including without limitation, Board of Directors modifications, necessary to effect a Company liquidation. In the event of the Company’s noncompliance with Rule 144(c)(1) at any time after the six (6) month anniversary of the offering, the purchaser is entitled to receive a cash fee equal to 1% of the aggregate subscription amount of the purchaser’s securities, plus an additional 1% for every pro rata 30 day period that the Company is not in compliance. As defined in the agreement, from the date of closing until such time as the purchaser holds any of the warrants, the Company is prohibited from entering into any variable rate transactions. For a period of one year, the purchaser have the option to exchange all or a portion of the shares of Series C Convertible Preferred Stock purchased pursuant to agreement for any securities placed by the Company in a future equity financing transaction, based on a Series C Convertible Preferred Stock value equal to 125% of the purchase price for financing closed prior to April 30, 2016 and otherwise based on a Series C Convertible Preferred Stock value equal to $90 per share.

On March 11, 2016, the Company entered into a securities purchase agreement with a purchaser for gross proceeds of an aggregate of $99,960. Pursuant to the securities purchase agreement, the Company issued the following to the purchaser: (i) 1,666 shares of Series C Convertible Preferred Stock, and (ii) a five-year warrant to purchase 238,000 shares of common stock for an exercise price of $1.00 per share.

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

Consolidated Results of Operations

Three Months Ended September 30, 2015 Compared With Three Months Ended September 30, 2014

Revenues

We generated charging service revenue of $436,259 related to installed EV charging stations for three months ended September 30, 2015 as compared to $299,920 for the three months ended September 30, 2014, an increase of $136,339, or 45%, which is primarily a result of the Company’s participation in a program sponsored by Nissan North America in which Nissan provides free electric charging to purchasers of Nissan Leafs in certain markets in the United States commencing in July 2014.

Grant revenue increased from $207,276 to $262,858 during the three months ended September 30, 2015, an increase of $55,582, or 27%, primarily due to our agreement with the Bay Area Air Quality Management District. Grants, rebate and incentives, collectively, “grant revenue” relating to equipment and the related installation (which are included within fixed assets on the condensed consolidated balance sheets), are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives.

Equipment sales decreased from $374,708 to $232,739 during the three months ended September 30, 2015, a decrease of $141,969, or 38%. The decrease was primarily due to a higher volume of residential and commercial units sold during 2014.

Other revenue increased from $23,845 to $74,284 during the three months ended September 30, 2015, an increase of $50,439, or 212%. Other revenues comprised of network and transaction fees earned from our hosts which the company initiated during the fourth quarter of 2014.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station parts and related services sold, repairs and maintenance, electricity reimbursements to hosts and revenue share payments made to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the three months ended September 30, 2015 were $775,240 as compared to $1,521,596 for the three months ended September 30, 2014, a decrease of $746,356, or 49%, primarily due to a reduction in depreciation and amortization expenses resulting from the impairment of certain fixed assets in 2014 as well as a reduction of approximately $200,000 in provider fees. There is a degree of variability in our gross margins related to charging services revenues from period to period primarily due to (i) the mix of revenue share payment arrangements, (ii) electricity reimbursements, and (iii) the estimated repair and maintenance costs associated with those charging stations not currently in operation. Any variability in our gross margins related to equipment sales depends on the mix of products sold.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense increased by $88,412, or 4%, from $2,088,406 for the three months ended September 30, 2014 to $2,176,818 for the three months ended September 30, 2015. The increase was primarily attributable to increased share-based payments as compared to 2014.

Other operating expenses consist primarily of rent, travel and IT expenses. Other operating expenses decreased by $101,127, or 21%, from $484,624 for the three months ended September 30, 2014 to $383,497 for the three months ended September 30, 2015. The decrease was primarily attributable to cost reduction initiatives in the 2015 period.

General and administrative expenses decreased by $309,814 or 54%, from $574,148 for the three months ended September 30, 2014 to $264,334 for the three months ended September 30, 2015. The decrease was primarily due to a reduction in legal fees of $246,000 as compared to the three months ended September 30, 2014, which were higher in 2014 as a result of an increase in litigation activity in 2014 (350 Green, ECOtality, Tim Mason and Mariana Gerzanych).

Impairment of goodwill of $1,601,882 for the three months ended September 30, 2014 was associated with the acquisition of Beam Charging LLC.

An impairment charge of $2,854,422 relating to:

●	the net book value of 304 electric chargers to be removed from a host’s locations, $333,974;

●	the net book value of chargers whose net book value at September 30, 2014 exceeded its fair value by $631,011;

●	the net book value of chargers to which title passed to the respective hosts as a result of non-novation of United States Department of Energy grant of $1,591,115; and

●	the net book value of deployments in progress acquired in conjunction with 350 Green for which continuance was not deemed feasible, $298,322.

A loss of $19,848 on replacing deployed charging stations during the quarter ended September 30, 2014 due to malfunction.

An inducement expense for the three months ended September 30, 2014 associated with the issuance of warrants to a host to extend exclusive EV installation rights on its properties to the Company of $321,877.

Other (Expense) Income

Other (expense) income increased by $623,374, or 545%, from $114,435 for the three months ended September 30, 2014 to $737,809 for the three months ended September 30, 2015. The increase was primarily attributable to:

●

An increase in the change in the fair value of warrant liabilities of $1,134,599, from $138,339 during the three months ended September 30, 2014 to $1,272,938 during the three months ended September 30, 2015; partially offset by:

●	A provision for non-compliance penalty for delinquent regular SEC filings of $(622,900) during the three months ended September 30, 2015 as compared to $(72,667) during the three months ended September 30, 2014; and

●	A release from an obligation to the U.S. Department of Energy associated with DC fast chargers in the amount of $482,611 during the three months ended September 30, 2014.

Net Loss

Our net loss for the three months ended September 30, 2015 decreased by $6,590,679, or 78%, to $1,855,940 as compared to $8,446,619 for the three months ended September 30, 2014. The decrease was primarily attributable to a decrease in operating expenses of $5,120,558 and cost of revenues of $746,356. Our net loss attributable to common shareholders for the three months ended September 30, 2015 decreased by $6,025,573, or 71%, from $8,446,619 to $2,421,046 for the aforementioned reasons and due to dividends attributable to Series C Convertible Preferred shareholders of $242,500.

Nine Months Ended September 30, 2015 Compared With Nine Months Ended September 30, 2014

Revenues

We generated charging service revenue of $1,342,029 related to installed EV charging stations for nine months ended September 30, 2015 as compared to $827,434 for the nine months ended September 30, 2014, an increase of $514,595, or 62%, which is primarily a result of the Company’s participation in a program sponsored by Nissan North America in which Nissan provides free electric charging to purchasers of Nissan Leafs in certain markets in the United States commencing in July 2014.

Grant revenue increased from $865,918 to $1,068,837 during the nine months ended September 30, 2015, an increase of $202,919, or 23%. Grants, rebate and incentives, collectively, “grant revenue” relating to equipment and the related installation (which are included within fixed assets on the condensed consolidated balance sheets), are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. Grant revenue during the nine months ended September 30, 2015 was primarily derived from our agreement with the Bay Area Air Quality Management District.

Equipment sales increased from $473,429 to $638,718 during the nine months ended September 30, 2015, an increase of $165,289, or 35%. The increase was primarily due a higher volume of residential and commercial units sold in 2015.

Other revenue increased from $23,845 to $190,968 during the nine months ended September 30, 2015, an increase of $167,123, or 701%. Other revenues comprised of network and transaction fees earned from our hosts which the company initiated during the fourth quarter of 2014.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station parts and related services sold, repairs and maintenance, electricity reimbursements to hosts and revenue share payments made to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the nine months ended September 30, 2015 were $2,557,402 as compared to $4,369,695 for the nine months ended September 30, 2014, a decrease of $1,812,293, or 41%, primarily due to a reduction in depreciation and amortization expenses resulting from the impairment of certain fixed assets in 2014. There is a degree of variability in our gross margins related to charging services revenues from period to period primarily due to (i) the mix of revenue share payment arrangements, (ii) electricity reimbursements, and (iii) the estimated repair and maintenance costs associated with those charging stations not currently in operation. Any variability in our gross margins related to equipment sales depends on the mix of products sold.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense increased by $868,489, or 14%, from $6,163,893 for the nine months ended September 30, 2014 to $7,032,382 for the nine months ended September 30, 2015. The increase was primarily attributable to stock-based compensation expense of approximately $1,375,000 related to awards granted to our newly-appointed Chief Operating Officer during the nine months ended September 30, 2015 under the terms of an employment agreement.

Other operating expenses consist primarily of rent, travel and IT expenses. Other operating expenses decreased by $58,597, or 5%, from $1,264,245 for the nine months ended September 30, 2014 to $1,205,648 for the nine months ended September 30, 2015. The decrease was primarily attributable to cost reduction initiatives in the 2015 period.

General and administrative expenses decreased by $307,547, or 15%, from $2,097,373 for the nine months ended September 30, 2014 to $1,789,826 for the nine months ended September 30, 2015. The decrease was primarily due to a reduction in bad debt expense of $236,000 and a reduction in legal fees of $215,000 as compared to the nine months ended September 30, 2014, which were higher in 2014 as a result of an increase in litigation activity in 2014 (350 Green, ECOtality, Tim Mason and Mariana Gerzanych).

Impairment of goodwill of $4,901,261 for the nine months ended September 30, 2014, associated with the acquisition of 350 Green and its placement in a trust mortgage of $3,299,379 and in conjunction with the acquisition of Beam Charging LLC of $1,601,882.

An impairment charge of $2,854,422 relating to:

●	the net book value of 304 electric chargers to be removed from a host’s locations, $333,974;

●	the net book value of chargers whose net book value at September 30, 2014 exceeded its fair value by $631,011;

●	the net book value of chargers to which title passed to the respective hosts as a result of non-novation of United States Department of Energy grant of $1,591,115; and

●	the net book value of deployments in progress acquired in conjunction with 350 Green for which continuance was not deemed feasible, $298,322.

A loss of $19,848 on replacing deployed charging stations during the nine months ended September 30, 2014 due to malfunction.

An inducement expense for the nine months ended September 30, 2014 associated with the issuance of warrants to a host to extend exclusive EV installation rights on its properties to the Company of $321,877.

Other (Expense) Income

Other (expense) income increased by $2,185,130, or 571%, from $382,804 for the nine months ended September 30, 2014 to $2,567,934 for the nine months ended September 30, 2015. The increase was primarily attributable to:

●

A gain of $1,833,896 in the nine months ended September 30, 2015 related to the release of our liability to the U.S. Department of Energy related to certain chargers as compared to a gain of $482,611 in the nine months ended September 30, 2014;

●

An inducement expense of $858,118 in the nine months ended September 30, 2014 for the issuance of warrants to four shareholders of the Company who agreed to provide financial support to the Company in the amount of $6,250,000 through 2014 and placement agents for securing such financing; and

●

A gain from the change in the fair value of warrant liabilities of $2,161,845 during the nine months ended September 30, 2015, as compared to $1,642,593 during the nine months ended September 30, 2014, an increase of $519,252; partially offset by:

●	A provision for non-compliance penalty for delinquent regular SEC filings of $(1,276,050) during the nine months ended September 30, 2015 as compared to $(72,667) during the nine months ended September 30, 2014.

Net Loss

Our net loss for the nine months ended September 30, 2015 decreased by $12,642,412, or 64%, to $6,776,772 as compared to $19,419,184 for the nine months ended September 30, 2014. The decrease was primarily attributable to a decrease in operating expenses of $7,595,063 and an increase in other income of $2,185,130. Our net loss attributable to common shareholders for the nine months ended September 30, 2015 decreased by $11,595,912, or 60%, from $19,419,184 to $7,823,272 for the aforementioned reasons and due to dividends attributable to Series C Convertible Preferred shareholders of $656,900.

Liquidity and Capital Resources

During the nine months ended September 30, 2015, we financed our activities from proceeds derived from sales of our capital stock. A significant portion of the funds raised from the sale of capital stock have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the nine months ended September 30, 2015 and 2014, we used cash of $4,975,523 and $6,664,163, respectively, in operations. Our cash used for the nine months ended September 30, 2015 was primarily attributable to our net loss of $6,776,772, adjusted for net non-cash expenses in the aggregate amount of $1,512,106, partially offset by $289,143 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used for the nine months ended September 30, 2014 was primarily attributable to our net loss of $19,419,184, adjusted for net non-cash expenses in the aggregate amount of $12,184,050, partially offset by $570,971 of net cash provided by changes in the levels of operating assets and liabilities.

During the nine months ended September 30, 2015, net cash used in investing activities was $171,233, of which $38,368 was used in the purchase of office and computer equipment and $210,965 was paid to the ECOtality Estate Creditor’s Committee, partially offset by $78,100 of proceeds from the sale of fixed assets. Net cash used in investing activities was $760,112 for the nine months ended September 30, 2014, of which, $460,797 was used for purchases of electric vehicle charging stations, $137,165 was used for the purchase of an automobile and $162,150 was used for the purchase of network software.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $3,640,063, of which $3,830,000 was provided in connection with proceeds from the sale of Series C Convertible Preferred Stock and warrants, partially offset by the repayment of notes payable of $189,937. Cash used in financing activities for the nine months ended September 30, 2014 was $260,140, of which $210,671 was used as a security deposit for space rental and $49,469 was used to repay notes payable.

Through September 30, 2015, the Company has incurred an accumulated deficit since inception of $71,904,503. At September 30, 2015, the Company had a cash balance and working capital deficit of $120,369 and $13,695,559, respectively. The Company has incurred additional losses subsequent to September 30, 2015. The Company implemented cost reduction measures in December 2014 to reduce employee headcount and other operating expenditures.

Subsequent to September 30, 2015, the Company received an aggregate of $2,150,000 through sales of Series C Convertible Preferred Stock. In addition, pursuant to a Series C Convertible Preferred Stock securities purchase agreement entered into on March 11, 2016, an additional $1,950,000 is payable to the Company upon the completion of certain milestones, as specified in the agreement. There can be no assurance that the Company will be successful in completing the milestones.

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

Since inception, the Company’s operations have primarily been funded through proceeds from equity and debt financings. Although management believes that the Company has access to capital resources, there are currently no commitments in place for new financing at this time, except for the Milestone Amounts described above under Recent Developments, and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all.

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

On April 8, 2016, Douglas Stein filed a Petition for Fee Arbitration with the State Bar of Georgia against the Company for breach of contract for failure to pay invoices in the amount of $178,893 for legal work provided. The Company has responded to the claim and is simultaneously pursuing settlement options.

On May 18, 2016, the Company was served with a complaint from Solomon Edwards Group, LLC for breach of written agreement and unjust enrichment for failure to pay invoices in the amount of $172,645 for services provided, plus interest and costs.

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

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. (“JNS”) v. 350 Green, LLC in favor of JNS, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. JNS has amended the complaint to add CCGI alleging lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. CCGI and 350 Green must respond to the amended complaint on or before June 20, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 24, 2015, the Company entered into a securities purchase agreement with a purchaser for gross proceeds of an aggregate of $830,000. Pursuant to the securities purchase agreement, the Company issued the following to the purchaser: (i) 9,223 shares of Series C Convertible Preferred Stock, and (ii) a five-year warrant to purchase 1,318,889 shares of common stock for an exercise price of $1.00 per share with an issuance date fair value of $88,905.

On July 29, 2015, the Company entered into an employment agreement with Mr. Michael J. Calise to serve as the Company’s Chief Executive Officer and as part of his employment agreement he received a signing bonus that included 220,588 shares of the Company’s common stock.

On January 20, 2015, a three month consulting agreement was entered into between CCGI, Car Charging China and a consultant whereby Car Charging China agreed to deliver to the consultant on a monthly basis $13,500 in cash and $10,000 in common stock of Car Charging China. On July 31, 2015, the parties terminated the consulting agreement. In consideration of the termination, the Company paid the consultant an aggregate of $10,000 in cash and issued to the consultant 300 shares of Series C Convertible Preferred Stock. In exchange, the consultant agreed to return the common stock of Car Charging China to the Company.

During the nine months ended September 30, 2015, the Company issued five-year options to purchase 70,000 shares of the Company’s common stock at exercise prices ranging from $0.27 to $0.42 per share to members of the Board of Directors as compensation for attending Board meetings during this time. The options are fully vested and had an aggregate fair value of $15,937, which was expensed immediately.

During the nine months ended September 30, 2015, the Company issued five-year options to purchase 25,000 shares of the Company’s common stock at exercise prices ranging from $0.35 to $0.39 per share to a member of the Board of Directors as compensation for attending meetings of the OPFIN Committee. The options vest in one year and had a grant date fair value of $5,079, which will be recognized immediately.

During the nine months ended September 30, 2015, the Company offered the remaining seven former Beam members shares of the Company’s common stock as consideration for surrendering their anti-dilution benefit contained in the original Beam acquisition agreement. As a result, three members accepted the Company’s offer and the Company issued an aggregate of 2,850 fully vested shares of the Company’s common stock valued at $898.

During the nine months ended September 30, 2015, the Company issued 184,500 fully vested shares of the Company’s common stock to members of the Board of Directors as compensation for attending Board meetings. The shares had a grant date fair value of $68,999 based on the trading price of the Company’s common stock on the dates of the respective meetings.

During the nine months ended September 30, 2015, the Company issued an aggregate of 41,958 of fully vested shares of the Company’s common stock at the respective closing market price on the date of the respective meetings to a member of the Board of Directors for attendance of meetings of the newly formed OPFIN Committee. The shares had an aggregate grant date fair value of $15,000 which was recognized immediately.

During the nine months ended September 30, 2015, the Company issued 208 shares of Series C Convertible Preferred Stock in satisfaction of the $20,800 dividend for the period from December 23, 2014 through December 31, 2014 and 6,569 shares of Series C Convertible Preferred Stock in satisfaction of the $656,900 dividend for the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company issued one-year warrants to purchase an aggregate of 304,450 shares of common stock to the former Beam members. The warrants had exercise prices ranging from $0.27 to $1.50 per share.

During the nine months ended September 30, 2015, the Company issued 8,250 shares of Series B Convertible Preferred Stock to the Creditors of ECOtality as partial consideration for the strategic transaction to acquire a 50% interest in ECOtality.

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

Date: May 20, 2016	CAR CHARGING GROUP, INC.

	By:	/s/ Michael J. Calise
Michael J. Calise
Chief Executive Officer and Director (Principal Executive Officer and Interim Principal Financial Officer)

