Form 10-K
period 2015-12-31
Car Charging Group, Inc.
filed 2016-07-29
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (55,296,458 shares) computed by reference to the price at which the common equity was last sold ($0.34) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015): $18,800,796.

As of July 27, 2016, the registrant had 80,476,508 common shares issued and outstanding.

Documents Incorporated by Reference: None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

In this report, unless otherwise indicated or the context otherwise requires, “CarCharging”, “the Company”, “we”, “us” or “our” refer to Car Charging Group, Inc., a Nevada corporation, and its subsidiaries.

The mark “Blink” is our registered trademark in the U.S., Australia, Canada, China, Hong Kong, Indonesia, Japan, South Korea, Malaysia, Mexico, New Zealand, Philippines, South Africa, Singapore, Switzerland, Taiwan, and is a trademark registered under the Madrid Protocol and pursuant to the Community Trade Mark (“CTM”) in certain European countries. The mark “HQ” is our registered trademark in the U.S. All other service marks, trademarks, and tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners.

PART I

ITEM 1. BUSINESS

Overview

CarCharging is a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services. CarCharging offers both residential and commercial EV charging equipment, enabling EV drivers to easily recharge at various location types.

Our principal line of products and services is our Blink EV charging network (the “Blink Network”) and EV charging equipment (also known as electric vehicle supply equipment - EVSE) and EV related services. Our Blink Network is proprietary cloud-based software that operates, maintains, and tracks all of the Blink EV charging stations and the associated charging data. The Blink Network provides property owners, managers, and parking companies, who we refer to as our Property Partners, with cloud-based services that enable the remote monitoring and management of EV charging stations, payment processing, and provides EV drivers with vital station information including station location, availability, and applicable fees.

We offer our Property Partners with a flexible range of business models for EV charging equipment and services. In our comprehensive and turnkey business model, we own and operate the EV charging equipment, manage the installation, maintenance, and related services; and share a portion of the EV charging revenue with the property owner. Alternatively, Property Partners may share in the equipment and installation expenses, with CarCharging operating and managing the EV charging stations and providing connectivity to the Blink Network. For Property Partners interested in purchasing and owning EV charging stations, that they manage, we can also provide EV charging hardware, site recommendations, connectivity to the Blink Network, and service and maintenance services.

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotel, mixed-use, municipal locations, multifamily residential and condo, parks and recreation areas, parking lots, religious institution, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. We currently have approximately 4,880 Level 2 public charging units, 130 DC Fast Charging EV chargers and 2,800 residential charging units in service on the Blink Network. Additionally, we currently have approximately 370 Level 2 charging units on other networks and there are also approximately an additional 3,400 non-networked, residential Blink EV charging stations.

Industry Overview

The market for plug-in electric vehicles (EVs) has experienced significant growth in recent years in response to consumer demand for vehicles with greater fuel efficiency, greater performance, and with lower environmental emissions. The demand for EVs has been spurred in part by federal and state fuel economy standards and other state and local incentives and rebates for EVs. For example, the states of California, Oregon, Ney York, Maryland, Massachusetts and others have created mandates for EVs with the goal of 3.3 million EVs on the road by 2025. At the same time, oil and gas prices continue to experience spikes and fluctuations, while at the same time the cost of battery technology continues to fall as the battery industry achieves scale. In response, major automotive OEMs have accelerated the adoption of EV models, with more than 25 EV models currently available from Tesla, Nissan, Kia, GM, Ford, Fiat, BMW, Mercedes, Audi, Volkswagen, Toyota, Mitsubishi, Land Rover, Porsche, and many others. As a result, sales of EVs have risen to more than 400,000 vehicles in 2015 and, according to the Electric Drive Transportation Association, is expected to grow by a factor of 12 to 3.5 million in 2025.

However, a major impediment to EV adoption has been the lack of EV charging infrastructure. We believe that a viable model for continued deployment of EV charging infrastructure continues to evolve. Examples of federal programs designed to stimulate development of EV charging infrastructure includes the recent White House announcement of, among other things, programs to release up to $4.5 billion in loan guarantees and invite applications to support the deployment of commercial EV charging facilities, and the launching of the Fixing America’s Surface Transportation (FAST) Act process to identify and develop corridors for zero emission and alternative fuel vehicles, which will include a network of EV fast charging stations.

According to a report published by Navigant Research in the second quarter of 2016, sales of EV service equipment globally are expected to grow from approximately 0.425 million units in 2016 to 2.5 million units in 2025. Major utility companies are also working on upgrading their grid infrastructure in order to prepare for mass consumption of electricity by electric vehicles.

While many believe that the majority of EV charging occurs at home, we believe the need for a robust, pervasive public EV charging infrastructure is required to eliminate range anxiety. In addition to providing strategic, public charging stations, we believe that it is necessary to provide EV charging solutions to those drivers that do not live in single-family homes, but share parking facilities, including multifamily residential apartment buildings and condominiums. While there are a few, leading competitors and various, smaller EV charging equipment or service providers that have emerged in the market, their products and services are limited. Typically, these companies offer EV charging equipment, an EV charging network, or EV charging services with third party equipment.

Our EV Charging Solutions

We offer a broad range of EV charging products and services to property partners and EV drivers.

EV Charging Products

●	Level 2. We offer Level 2 (AC) EV charging equipment, which is ideal for commercial and residential use, and has the standard J1772 connector, which is compatible with all major auto manufacturer electric vehicle models. Our commercial equipment is available in pedestal or wall mount configurations, with the ability to connect to our robust Blink Network. Our non-networked residential product, Blink HQ, is available in a wall-mount configuration and offers a delay start feature that allows users to optimize charging by utility rates. Level 2 charging stations typically provide a full charge in two to eight hours. Level 2 chargers are ideally suited for low-cost installations and frequently used parking locations, such as workplace, multifamily residential, retail and mixed-use, parking garages, municipalities, colleges/schools, hospitals, and airports.

●	DCFC. Our DC Fast charging equipment (DFC) currently has the CHAdeMo connector, which is compatible with Nissan, Kia, and Tesla electric vehicle models (additional models may be potentially available in the future), and typically provides a full-charge in less than 30 minutes. Installation of DC Fast Charging stations and grid requirements are typically greater than Level 2 charging stations, and are ideally suited for transportation hubs and locations between travel destinations.

We intend to enhance our current equipment offerings by developing and offering new generations of EV charging equipment.

EV Charging Services

●	Blink Network. Our proprietary, cloud-based Blink Network allows us to share convenient and advantageous station management features and pertinent data with property partners and EV drivers through user interfaces. These features include real-time station status, payment processing, detailed charging session information, monitoring and troubleshooting stations remotely, as well as standard and customized reporting capabilities (energy dispensed, greenhouse gases reduced, oil barrels saved, gallons of fuel saved, etc.).

●	Blink Mobile application. Our proprietary mobile application, available for iOS and Android, provides EV drivers with vital station information, including the ability to locate EV charging stations on the Blink Network, view real-time station status information, pay and initiate EV charging sessions, become a Blink member, and manage their Blink account (billing information, RFID cards, SMS and email notifications).

We believe that we are unique in our ability to provide various business models to property partners and leverage our technology to meet the needs of both property partners and EV drivers. Our property partner business model options include:

1.	The property partner purchases our EV charging equipment for use by EV drivers and pays for connectivity to the Blink Network as well as payment transaction fees.

2.	We provide EV charging equipment, which we own and maintain, and operate the EV charging services through our Blink Network and share a portion of the revenues generated from the stations with our property partner.

3.	We also offer customized business models that meet individual property partner needs.

Our Strategy

Our objective is to continue to be a leading provider of EV charging solutions by deploying mass scale EV charging infrastructure, and by doing so, enable the accelerated growth of EV adoption and the EV industry. Key elements of our strategy include:

●	Relentless Focus on Customer Satisfaction. Increase overall customer satisfaction with new and existing property partners and EV drivers by upgrading and expanding the EV charging footprint throughout high demand, high density geographic areas. In addition, improve productivity and utilization of existing EV charging stations, as well as to continue to enhance the valuable features of our EV charging station hardware and the Blink Network.

●

Leverage Our Early Mover Advantage. We continue to leverage our large and defendable first mover advantage and the digital customer experience we have created for both drivers and property partners. We believe that there are tens of thousands of Blink driver registrants that appreciate the value of transacting charging sessions on a leading, established, and robust network experience. We have thousands of Blink chargers deployed across the United States and the tendency is to stay within one consistent network for expansion on any given property.

●	Expand Sales and Marketing Resources. Our intention is to invest in sales and marketing infrastructure to capitalize on the growth in the market as well as to expand our go-to-market strategy. Today, we use a direct sales force and intend to continue to expand our efforts as well as invest in a wholesale channel go-to-market strategy that may include wholesale electrical distributors, independent sales agents, utilities, solar distributors, contractors, automotive manufacturers, and auto dealers.

●	Continue to Invest in Technology Innovation. We will continue to enhance the product offerings available in our EV charging hardware, cloud-based software, and networking capability. This includes the design and launch of our next generation of EV charging solutions, including accelerating the charge currents currently available in EV charging hardware and new, robust Blink Network features in order to distance ourselves from the competition. The company’s key service solutions allow us to remain technology agnostic, and if market conditions shift, we have the option to leverage pure play hardware providers to augment our products.

●	Properly Capitalize Our Business. We continue to pursue and welcome new potential capital sources to deliver on key operational objectives and the necessary resources to execute our overall strategy. The EV charger industry as a whole is undercapitalized to deliver the full potential of the expected EV market growth in the near future. We expect to retain our leadership position with new capital.

Our Customers and Partners

CarCharging has strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotel, mixed-use, municipal locations, multifamily residential and condo, parks and recreation areas, parking lots, religious institution, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. CarCharging has hundreds of property partners that include well-recognized companies, large municipalities, and local businesses. Some examples are Caltrans, City of Azusa, City of Chula Vista, City of Springfield, City of Tucson, Cracker Barrel, Federal Realty, Fred Meyer Stores, Inc., Fry’s Food & Drug, Inc., IKEA, JBG Associates, LLC, Kroger Company and Ralphs Grocery Company. CarCharging continues to establish contracts with property partners that previously had contracts with ECOtality, the former owner of the Blink related assets.

We currently have approximately 11,600 charging stations deployed of which 4,880 are Level 2 public charging units, 130 DC Fast Charging EV chargers and 2,800 residential charging units in service on the Blink Network. Additionally, we currently have approximately 370 Level 2 charging units on other networks and there are also approximately an additional 3,400 non-networked, residential Blink EV charging stations.

Our revenues are primarily derived from EV charging hardware sales to our property partners, fees from public EV charging services to EV drivers, government grants, and marketing incentives. EV charging fees to EV drivers are based either on an hourly rate, a per kilowatt-hour (“kWh”) rate, or by session, and are calculated based on a variety of factors, including associated station costs and local electricity tariffs. In addition, other sources of fees from EV charging services are network fees and payment processing fees paid by our property partners.

We continue to invest in the improvement of the service and maintenance of our Company-owned stations, as well as those stations with a service and maintenance plans, and expanding our cloud-based network capabilities. We anticipate continuing to expand our revenues by selling our next generation of EV charging equipment, expanding our sales channels, and implementing EV charging station occupancy fees (after charging is completed, fees for remaining connected to the charging station beyond an allotted grace period), subscription plans for our Blink-owned public charging locations, and advertising fees.

Sales and Marketing

We currently maintain an in-house field sales force that maintains business relationships with our property partners and develops new sales opportunities through lead generation and marketing. We also sell our products and services through reseller partners, which then sell to property representatives and/or hosts.

Marketing is performed by CarCharging’s in-house staff. To promote and sell the Company’s services to property owners and managers, parking companies, and EV drivers, CarCharging also utilizes marketing and communication channels including press releases, email marketing, websites (www.CarCharging.com, www.BlinkNetwork.com, www.BlinkHQ.com), Google AdWords, and social media. The information on the Company’s websites is not, and will not be deemed, a part of this Report or incorporated into any other filings the Company makes with the Securities and Exchange Commission (“SEC”).

CarCharging has strategic partnerships across numerous transit/destination locations, including airports, car dealers, healthcare/medical, hotel, mixed-use, municipal locations, multifamily residential and condo, parks and recreation areas, parking lots, religious institution, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. CarCharging has hundreds of property partners that include well-recognized companies, large municipalities, and local businesses. Some examples are Caltrans, City of Azusa, City of Chula Vista, City of Springfield, City of Tucson, Cracker Barrel, Federal Realty, Fred Meyer Stores, Inc., Fry’s Food & Drug, Inc., IKEA, JBG Associates, LLC, Kroger Company and Ralphs Grocery Company. CarCharging continues to establish contracts with property partners that previously secured independently, or had contracts with ECOtality, the former owner of the Blink related assets.

Competition

The EV charging equipment and service market is highly competitive and we expect the market to become increasingly competitive as new entrants enter this growing market. Our products and services compete on the basis of product performance and features, total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability and size of installed base. Our existing competition currently includes ChargePoint, which manufactures EV charging equipment and operates the ChargePoint Network; and EVgo, which offers home and public charging with pay-as-you-go and subscription models. There are other entrants into the connected EV charging station equipment market, such as General Electric, SemaCharge, EVConnect, and Greenlots. These additional competitors struggle with gaining the necessary network traction but could gain momentum in the future. While Tesla does offer EV charging services, the connector type utilized currently restricts the chargers to Tesla vehicles. There are many other large and small EV charger companies that offer non-networked or “basic” chargers that have limited customer leverage, but could provide a low-cost solution for basic charger needs in commercial and home locations.

Although we believe we have competitive advantages, such as our long-term contracts with property owners and managers, and our flexible business model where we are able to sell both EV charging stations as well provide access to a leading EV charging network, many of our current and expected future competitors have considerably greater financial and other resources than we do, and may leverage those resources to compete effectively.

Government Regulation and Incentives

Regulations

State, regional, and local regulations for installation of EV charging stations vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors, and certifications as examples. Compliance with such regulation(s) may cause installation delays.

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

Historically, the Company has secured and depended on incentives, and intends to continues to pursue incentives from various governmental jurisdictions. As an example, the Company recently endorsed the Obama Administration’s announcement of, among other things, programs to:

●	Release up to $4.5 billion in loan guarantees and invite applications to support the deployment of commercial EV charging facilities;

●	Launch the Fixing America’s Surface Transportation (FAST) Act process to identify and develop corridors for zero emission and alternative fuel vehicles, which will include a network of EV fast charging stations; and

●	Host an “Electric Vehicle Hackathon” in order to determine insights and develop new EV charging solutions.

We intend to continue to vigorously seek additional grants, loans, rebates, subsidies, and incentives as a cost effective means of reducing our capital investment in the promotion, purchase, and installation of charging stations where applicable. We expect that these incentives, rebates, and tax credits will be critical to our future growth.

Intellectual Property

We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. Our success depends in part upon our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights.

As of April 28, 2016, we had 6 patents issued in the U.S., 4 patents issued in Canada, and 4 patents issued in South Korea. These patents relate to various aspects of battery charging and EV charging design. We intend to continue to regularly assess opportunities for seeking patent protection for those aspects of our technology, designs and methodologies that we believe provide a meaningful competitive advantage. However, our ability to do so may be limited until such time as we are able to generate cash flow from operations or otherwise raise sufficient capital to continue to invest in our intellectual property. If we are unable to do so, our ability to protect our intellectual property or prevent others from infringing our proprietary rights may be impaired.

In addition, in March 2012, the Company entered into an exclusive Patent License Agreement with Michael D. Farkas, our Executive Chairman of the Company’s Board of Directors, and an affiliate of Mr. Farkas (the “Farkas License”), whereby the Company agreed to pay a royalty of 10% of the gross profits received by the Company from commercial sales and/or use of two provisional patent applications, one relating to an inductive charging parking bumper and one relating to a process which allows multiple EVs to plug into an EV charging station simultaneously and charge as the current becomes available.

In March 2016, the Company and Mr. Farkas terminated the license agreement as to the pending patent application relating to the inductive charging parking bumper. The Company has not paid nor incurred any royalties to date under the Farkas License Agreement.

Employees

As of July 27, 2016, we have 30 full-time and 7 part-time employees. Our full-time employees work in the following places: 10 are located at our headquarters in Miami Beach, Florida, 15 are located in Phoenix, Arizona, 1 is located in Los Gatos, California, 1 is located in San Francisco, California, 1 is located in Los Angeles, California, 1 is located in New York, New York and 1 is located in Oregon. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Other Corporate Information

Car Charging Group, Inc. is the parent company of Car Charging, Inc., a Delaware corporation, which serves as the main operating company and is, in turn, the parent company of several distinct wholly-owned subsidiary operating companies including, but not limited to, eCharging Stations LLC, Blink, Beam Charging LLC and EV Pass LLC. We determined that we are the primary beneficiary of 350 Green LLC (“350 Green”), and as such, 350 Green’s assets, liabilities and results of operations are included in the Company’s consolidated financial statements.

We maintain our principal offices at 1691 Michigan Avenue, Suite 601, Miami Beach, Florida, 33139. Our telephone number is (305) 521-0200. Our Silicon Valley office houses the Company’s CEO as a strategic location for continued visibility and recruitment from the largest EV market and technology hub. Our website is www.CarCharging.com; we can be contacted by email at info@CarCharging.com. The information on the Company’s websites is not, and will not be deemed, a part of this Report or incorporated into any other filings the Company makes with the SEC.

ITEM 1A. RISK FACTORS

In addition to other information in this Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Relating to Our Business

Our revenue growth depends on consumers’ willingness to adopt EVs.

Our growth is highly dependent upon the adoption by consumers of, and we are subject to a risk of any reduced demand for EVs. If the market for EVs does not gain broad market acceptance or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, and specifically EVs, include:

●	perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs;

●	the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use;

●	improvements in the fuel economy of the internal combustion engine;

●	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

●	the environmental consciousness of consumers;

●	volatility in the cost of oil and gasoline;

●	consumers’ perceptions of the dependency of the U.S. on oil from unstable or hostile countries and the impact of international conflicts;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	access to charging stations, standardization of EV charging systems and consumers’ perceptions about convenience and cost to charge an EV; and

●	the availability of tax and other governmental incentives to purchase and operate EVs or suture regulation requiring increased use of nonpolluting vehicles.

The influence of any of the factors described above may negatively impact the widespread consumer adoption of EVs, which would materially adversely affect our business, operating results, financial condition and prospects.

We need additional capital to fund our growing operations and cannot assure you that we will be able to obtain sufficient capital on reasonable terms or at all, and we may be faced to limit the scope of our operations.

We need additional capital to fund our growing operations and if adequate additional financing is not available on reasonable terms or available at all, we may not be able to undertake expansion or continue our marketing efforts and we would have to modify our business plans accordingly. The extent of our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products and/or services by our competition; (iii) the level of our investment in research and development; (iv) the amount of our capital expenditures, including acquisitions, and (v) our growth. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

The report of our independent registered public accounting firm contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2015 and for the year then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report states that, since we have incurred net losses since inception and we need to raise additional funds to meet our obligations and sustain our operations, there is substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters are described in footnote two to our audited financial statements as of December 31, 2015 and 2014 and for the years then ended, which are included following Item 15 – Exhibits and Financial Statement Schedules. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a history of significant losses, and if we do not achieve and sustain profitability, our financial condition could suffer.

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future. We incurred net losses of $8.2 million and $23.2 million the years ended December 31, 2015 and 2014, respectively, and as of December 31, 2015 our accumulated deficit was $73.4 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

The unavailability, reduction or elimination of government incentives could have a material adverse effect on our business, financial condition, operating results and prospects.

Currently, government grants account for 29% of our revenues. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in diminished revenues from government sources and diminished demand for our products. This could materially and adversely affect our business, prospects, financial condition and operating results.

Our growth depends in part on the availability and amounts of government subsidies for EV charging equipment. In the event such subsidies discontinue, our business outlook and financial conditions could be negatively impacted.

If we are unable to keep up with advances in electric vehicle technology, we may suffer a decline in our competitive position.

The EV industry is characterized by rapid technological change. If we are unable to keep up with changes in EV technology, our competitive position may deteriorate which would materially and adversely affect our business, prospects, operating results and financial condition. As technologies change, we plan to upgrade or adapt our EV charging stations and Blink Network software in order to continue to provide EV charging services with the latest technology. However, due to our limited cash resources, our efforts to do so may be limited. For example, the EV charging network that we acquired from Ecotality was originally funded, in part, by the U.S. Department of Energy, which funding is no longer available to us. As a result, we may be unable to grow, maintain and enhance the network of charging stations that we acquired from Ecotality at the same rate and scale as Ecotality did prior to the acquisition or at levels comparable our current competitors. Any failure of our charging stations to compete effectively with other manufacturers’ charging stations will harm our business, operating results and prospects.

We need to manage growth in operations to realize our growth potential and achieve our expected revenues, and our failure to manage growth will cause a disruption of our operations resulting in the failure to generate revenue and an impairment of our long-lived assets.

In order to take advantage of the growth that we anticipate in our current and potential markets, we believe that we must expand our marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures and management information systems. We will also need to effectively train, motivate and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

In order to achieve the above-mentioned targets, the general strategies of our Company are to maintain and search for hard-working employees who have innovative initiatives; as well as to keep a close eye on expansion opportunities through merger and/or acquisition.

We have limited insurance coverage, and any claims beyond our insurance coverage may result in our incurring substantial costs and a diversion of resources.

We hold employer’s liability insurance generally covering death or work-related injury of employees. We hold public liability insurance covering certain incidents involving third parties that occur on or in the premises of the Company. We hold directors and officers liability insurance. We do not maintain key-man life insurance on any of our senior management or key personnel, or business interruption insurance. Our insurance coverage may be insufficient to cover any claim for product liability, damage to our fixed assets or employee injuries. Any liability or damage to, or caused by, our facilities or our personnel beyond our insurance coverage may result in our incurring substantial costs and a diversion of resources.

Our future success depends, in part, on the performance and continued service of our officers.

We presently depend to a great extent upon the experience, abilities and continued services of Michael Calise, Michael D. Farkas, Andy Kinard and Ira Feintuch, our management team. The loss of services of Mr. Calise, Mr. Farkas, Mr. Kinard or Mr. Feintuch could have a material adverse effect on our business, financial condition or results of operation.

Our future success depends, in part, on our ability to attract and retain highly qualified personnel.

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

The Company faces strong competition from competitors in the EV charging services industry, including competitors who could duplicate our model. Many of these competitors may have substantially greater financial, marketing and development resources and other capabilities than the Company. In addition, there are very few barriers to entry into the market for our services. There can be no assurance, therefore, that any of our current and future competitors, many of whom may have far greater resources, will not independently develop services that are substantially equivalent or superior to our services. Therefore, an investment in the Company is very risky and speculative due to the competitive environment in which the Company may operate.

If a third party asserts that we are infringing its intellectual property, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.

The EV and EV charging industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, although we have acquired from other companies proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Intellectual property infringement claims against us could harm our relationships with our customers, may deter future customers from subscribing to our services or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.

Any intellectual property rights claim against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our services to our customers and may require that we procure or develop substitute services that do not infringe.

With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms, may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.

The success of our business depends in large part on our ability to protect and enforce our intellectual property rights.

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We cannot assure you that any patents will issue with respect to our currently pending patent applications, in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.

We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. The enforcement of our intellectual property rights also depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed.

Furthermore, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in EV-related industries are uncertain and still evolving.

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

We have not filed a Form 10-Q for the quarter ended March 31, 2016. Because we are not current in our reporting requirements with the SEC, we are limited in our ability to access the public markets to raise debt or equity capital. Our limited ability to access the public markets could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business. As a result of our failure to file our SEC filings by the filing date required by the SEC (including the grace period permitted by Rule 12b-25 under the Securities Exchange Act of 1934, as amended), our common stock is not eligible for resale under Rule 144 of the Securities Act. Accordingly, investors and holders of our common stock may not be able to sell their stock until we are current under the 1934 Act.

In addition, on July 24, 2015, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement with Eventide Gilead Fund (“Eventide”) whereby Eventide purchased shares of preferred stock and warrants in the Company and the Company agreed to file a Registration Statement within 120 calendar days following the Closing Date to register such shares and warrant shares. We cannot file a Registration Statement until we are current in our Exchange Act filings and, therefore, we may be subject to penalties from Eventide.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2015 our internal controls over financial reporting (“ICFR”) were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We do not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

4.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

5.	We have determined that oversight over our external financial reporting and internal control over our financial reporting by our audit committee is ineffective. The audit committee has not provided adequate review of the Company’s SEC’s filings and consolidated financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s consolidated financial statement.

We have taken steps to remediate some of the weaknesses described above, including by engaging financial consultants with expertise in accounting for complex transactions. We intend to continue to address these weaknesses as resources permit.

Our common stock is currently quoted only on the OTC Pink marketplace (“OTC Pink”), which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Pink. The OTC Pink is a significantly more limited market than the New York Stock Exchange or the NASDAQ Stock Market. The quotation of our shares on the OTC Pink may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

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

Future issuance of our common stock, preferred stock, options and warrants could dilute the interests of exisitng stockholders.

We may issue additional shares of our common stock, preferred stock, options and warrants in the future. The issuance of a substantial amount of common stock, options and warrants could have the effect of substantially diluting the interests of our current stockholders. In addition, the sale of a substantial amount of common stock or preferred stock in the public market, or the exercise of a substantial number of warrants and options either in the initial issuance or in a subsequent resale by the target company in an acquisition which received such common stock as consideration or by investors who acquired such common stock in a private placement could have an adverse effect on the market price of our common stock.

The application of the security and exchange commission’s “penny stock” rules to our common stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

Our common stock continues to trade at less than $5.00 per share and is, therefore, subject to the Securities and Exchange Commission’s (“SEC”) penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

We do not intend to pay dividends for the foreseeable future, and you must rely on increases in the market prices of our common stock for returns on your investment.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of the Board and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors the Board deems relevant.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 2. PROPERTIES

The Company’s corporate headquarters are located in Miami Beach, Florida. The Company currently leases space located at 1691 Michigan Avenue, Suite 601, Miami Beach Florida 33139. On July 31, 2015, the lease agreement was amended such that the lease is for a term of 38 months beginning on August 1, 2015 and ending September 30, 2018. Additionally, the Company has a month-to-month lease for an office in Los Gatos, California beginning in June 2016. The Company also has a five-year sublease for office and warehouse space in Phoenix, Arizona beginning December 1, 2013 and ending November 30, 2018.

ITEM 3. LEGAL PROCEEDINGS

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink for the manufacturing and purchase of 6,500 charging cables by Blink, who has not taken delivery or made payment on the contract price of $737,425. ITT Cannon also seeks to be paid the cost of attorney’s fees as well as punitive damages. We contend that the product was not in accordance with the specifications in the purchase order and, as such, believes the claim is without merit. The parties have agreed on a single arbitrator and are working to schedule the arbitration while simultaneously pursuing settlement options.

350 Green, LLC

On January 20, 2015, the ECOtality Official Committee of Unsecured Creditors (“Committee”) filed a motion to set aside Confirmation Order Pursuant to Bankruptcy Rule 9024 (“Order”) requesting that the Bankruptcy court set aside a prior order confirming a Plan of Reorganization (“Plan”), previously confirmed by the Court on December 31, 2014, to which a wholly-owned subsidiary (“subsidiary”) of ours was a party, due to the alleged failure by the subsidiary and us to perform certain obligations as required by the Order and alleged misrepresentations, non-disclosures and other alleged actions in relation thereto. On February 2, 2015, the Committee then initiated an adversary proceeding in the Bankruptcy Case and filed a complaint against us requesting the same relief and reserving all rights and remedies regarding civil causes of action or damages against the defendants. The matter has been resolved between the parties.

 On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. (“JNS”) v. 350 Green, LLC in favor of JNS, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. JNS has amended the complaint to add CCGI alleging an unspecified amount of lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its unspecified costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. CCGI has filed a motion to dismiss and the parties have concurrently agreed to attend a settlement conference, the date for which has not yet been confirmed by the Court.

General Litigation

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business. The Company records legal costs associated with loss contingencies as incurred and has accrued for all probable and estimable settlements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently trades on the OTC Pink under the symbol “CCGI”. The OTC Pink is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.

Price Range of Common Stock

The following table sets forth, for the periods indicated, the high and low bid prices per share for our common stock as reported by the relevant OTC quotation service. These bid prices represent prices quoted by broker-dealers on the relevant OTC quotation service. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	High	Low

June 30, 2016	$0.89	$0.25
March 31, 2016	$0.55	$0.10

December 31, 2015	$0.22	$0.11
September 30, 2015	$0.36	$0.21
June 30, 2015	$0.41	$0.25
March 31, 2015	$0.49	$0.31

December 31, 2014	$0.62	$0.28
September 30, 2014	$0.84	$0.43
June 30, 2014	$1.15	$0.76
March 31, 2014	$1.49	$0.75

Security Holders

As of July 27, 2016, there were approximately 303 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, the Board will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which the Board may deem relevant.

We are not permitted to pay any dividends on our common stock as long as any shares of the Series C Convertible Preferred Stock are outstanding.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this Annual Report on Form 10-K that were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K except as follows:

On November 11, 2015, the Company issued 18,750 fully vested shares of the Company’s common stock to Andrew Shapiro, a member of the Board, as compensation for attending a Board meeting. The shares had a grant date fair value of $3,000 based on the $0.16 trading price of the Company’s common stock on the date of the meeting.

On October 16, 2015, the Company entered into a securities purchase agreement with Eventide Gilead Fund (the “Purchaser”) for the purchase of an aggregate of $250,000. Pursuant to the securities purchase agreement, the Company issued the following to the Purchaser: (i) 4,167 shares of Series C Convertible Preferred Stock with a stated value of $100 per share, and (ii) warrants to purchase an aggregate of 595,286 shares of common stock for an exercise price of $1.00 per share.

Shares of Series C Convertible Preferred Stock are convertible at any time at the option of the holder. Each share of Series C Convertible Preferred Stock can be converted into 143 shares of common stock.

On October 27, 2015, the Company entered into a securities purchase agreement with Eventide Gilead Fund (the “Purchaser”) for the purchase of an aggregate of $850,000. Pursuant to the securities purchase agreement, the Company issued the following to the Purchaser: (i) 14,166 shares of Series C Convertible Preferred Stock with a stated value of $100 per share, and (ii) warrants to purchase an aggregate of 2,023,714 shares of common stock for an exercise price of $1.00 per share.

On October 14, October 16, October 27, November 9, and December 31, 2015, the Company issued one-year warrants to purchase an aggregate of 20,994 shares of common stock at an estimated fair value of $12,333 to the former Beam members. The warrants had exercise prices ranging from $0.16 to $1.00 per share.

On October 14, December 4, December 7, and December 11, 2015, the Company issued five-year options to purchase a total of 30,000 shares of the Company’s common stock at exercise prices ranging from $0.17 to $0.20 per share to members of the Board as compensation for attending meetings of the OPFIN Committee. The options vest immediately and had a grant date fair value of $5,550.

On December 7, 2015, the Company issued five-year options to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.19 per share to members of the Board as compensation for attending a Board meeting. The options are fully vested and had an aggregate fair value of $3,800.

On November 13, 2015, the Company issued five-year options to purchase 1,045,000 shares of the Company’s common stock at an exercise price of $0.63 per share to 21 employees as compensation. The options are fully vested and had an aggregate fair value of $658,350.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2015 and 2014 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Overview

CarCharging is the largest owner, operator, and provider of electric vehicle charging services, owner of one of the leading EV charging networks, and provides EV charging solutions. CarCharging offers both commercial and residential EV charging equipment and services, enabling EV drivers to easily recharge at various location types. Headquartered in Miami Beach, FL with offices in Los Gatos, CA, and Phoenix, AZ, CarCharging’s strategy is designed to expand EV charging infrastructure availability.

CarCharging owns Blink, a company that manufactures Blink EV charging stations and develops Blink Network, the software that operates, maintains, and tracks all of the Blink EV charging stations and the associated charging data. Blink Network provides property owners and managers (“property partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations, and provides EV drivers with vital station information including station location, availability, and applicable fees, and processes payments.

CarCharging offers various options to commercial and residential property owners for EV charging services. In our comprehensive and turnkey business model, CarCharging owns and operates the EV charging equipment; manages the installation, maintenance, and related services; and shares a portion of the EV charging revenue with the property owner. Alternatively, property partners can share in the equipment and installation expenses with CarCharging operating and managing the EV charging stations and providing connectivity to the Blink Network. For property partners interested in purchasing and owning EV charging stations, CarCharging can also provide EV charging hardware, site recommendations, connectivity to the Blink Network, and management and maintenance services.

CarCharging has strategic partnerships across numerous transit/destination locations, including airports, car dealers, healthcare/medical, hotel, mixed-use, municipal locations, multifamily and condo, parks and recreation areas, parking lots, religious institution, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations.

Sales

Our revenues are primarily derived from hardware sales, fees from public EV charging services, government grants, and marketing incentives. EV charging fees are based either on an hourly rate, a per kilowatt-hour (“kWh”) rate, or by session, and are calculated based on a variety of factors, including associated station costs and local electricity tariffs. In addition, other sources of fees from EV charging services are network fees and payment processing fees.

We continue to invest in the improvement of the service and maintenance of our Company-owned stations, as well as those stations with a service and maintenance plans, and expanding our cloud-based network capabilities. We anticipate continuing to expand our revenues by selling our next generation of EV charging equipment, expanding our sales channels, and implementing EV charging station occupancy fees (after charging is completed, fees for remaining connected to the charging station beyond an allotted grace period), subscription plans for our Blink-owned public charging locations, and advertising fees.

Revenue Growth

Revenues for fiscal 2015 and 2014, were $3,957,795 and $2,791,644, respectively, representing year over year growth of approximately 42% for fiscal 2015. Revenues derived from network and transaction fees earned from our hosts increased 886%, charging service revenues increased 36%, equipment sales increased 42%, and grant revenues increased 23%.

Our demonstrated growth reflects, we believe, our ability to manage through flat EV market conditions and improve in our key areas, including EV charging equipment sales, EV charging fees, and cost reductions in the Company’s general and administrative expenses, including consolidating redundant facilities, restructuring and optimizing the call center, as well as optimizing other overhead and personnel costs. As a result of selling Blink EV charging equipment to new customers, we were also able to reduce existing first generation equipment inventory and provide future recurring service fees. Additionally, we secured commitments from new strategic customers for the next generation of commercial EV charging stations ahead of product launch and expanded relationships with marquee customers and strategic EV charging station hosts to retain market share and improve overall customer satisfaction.

We believe that the continued short-term and long-term growth of the Company is dependent on various factors, including overall EV adoption, infrastructure incentives, grant requirements, and expanding the Company’s sales channels. We believe that EV adoption is still dependent on mass scale EV charging infrastructure, which requires capital and support from the auto manufacturers to meet national and global target adoption rates. We do believe that there continues to be market demand for charging infrastructure to support the accelerated growth of EVs in future years and that there are significant growth opportunities. However, there are also inherent risks and challenges.

In order to prepare for future growth, the Company must continue to expand its charging equipment offerings and its cloud-based charging network, and control its operating and administrative costs. If these challenges and factors are not managed effectively, then our business and its operating results could be adversely affected.

Recent Developments

Private Placements

On July 24, 2015, we entered into a securities purchase agreement with a purchaser for the purchase of an aggregate gross proceeds of $830,000. Pursuant to the securities purchase agreement, we issued the following to the purchaser: (i) 9,223 shares of Series C Convertible Preferred Stock with a stated value of $100 per share, and (ii) warrants to purchase an aggregate of 1,318,889 shares of common stock for an exercise price of $1.00 per share.

On October 14, 2015, we entered into a securities purchase agreement with a purchaser for the purchase of an aggregate gross proceeds of $1,100,000. Pursuant to the securities purchase agreement, we issued the following to the purchaser: (i) 18,333 shares of Series C Convertible Preferred Stock, and (ii) a five-year warrant to purchase 2,618,997 shares of common stock for an exercise price of $1.00 per share.

On March 11, 2016, we entered into securities purchase agreements with two purchasers for proceeds of an aggregate of $3,000,000, of which, $750,000 was paid to us at closing and the remaining $2,250,000 was payable to us upon the completion of certain milestones, as specified in the agreement. Based on the Company’s achievement of certain of the milestones prior to the June 24, 2016 deadline, the Company received a final aggregate of $1,367,120 and issued a total of (i) 22,786 shares of Series C Convertible Preferred Stock, and (ii) five-year warrants to purchase an aggregate of 3,255,047 shares of common stock for an exercise price of $1.00 per share.

Notes Payable

On June 24, 2016, we issued a sixty-day convertible note in the principal amount of $105,000 to a company wholly-owned by our Executive Chairman. The principal amount is to be repaid upon the date at which we have received payment under an existing grant with the Pennsylvania Turnpike. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share.  In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 525,000 shares of common stock at an exercise price of $0.70 per share.

On June 24, 2016, we issued a sixty-day convertible note in the principal amount of $95,000 to a company wholly-owned by our Executive Chairman. The principal amount is to be repaid upon the date at which we have received at least $1,000,000 in financing from third parties. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share.  In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 475,000 shares of common stock at an exercise price of $0.70 per share.

On July 27, 2016, the Company issued a sixty-day convertible note in the principal amount of $200,000 to a company wholly-owned by our Executive Chairman. The principal amount is to be repaid upon the date at which we have received at least $1,000,000 in financing from third parties. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share.  In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.70 per share.

Resignation of Chief Financial Officer

On December 7, 2015, Jack Zwick resigned as our Chief Financial Officer and as a member of the Board, effective immediately. There was no disagreement between us and Mr. Zwick on any matter that caused his resignation. Michael Calise was appointed as our interim principal financial officer by the Board.

Results of Operations

Comparison of the years ended December 31, 2015 and December 31, 2014

Revenues

We generated charging service revenue of $1,703,013 related to installed EV charging stations for the year ended December 31, 2015 as compared to $1,247,778 for the year ended December 31, 2014, an increase of $455,235, or 36%, which is primarily a result of the Company’s participation in a program sponsored by Nissan North America in which Nissan provides free electric charging to purchasers of Nissan Leafs in certain markets in the United States that commenced in July 2014, which resulted in an increase of $441,916 in charging service revenues.

Grant revenue increased from $950,358 to $1,169,149 during the year ended December 31, 2015, an increase of $218,791, or 23%. Grants, rebate and incentives, collectively “grant revenue” related to equipment and related installation (which are included within fixed assets on the consolidated balance sheets), are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. Grant revenue for the years ended December 31, 2015 and 2014 was primarily derived from our agreement with the Bay Area Air Quality Management District.

Equipment sales increased from $565,057 to $805,143 during the year ended December 31, 2015, an increase of $240,086, or 42%. The increase was primarily due to a higher volume of residential and commercial units sold in 2015.

Other revenue increased from $28,451 to $280,490 during the year ended December 31, 2015, an increase of $252,039, or 886%. Other revenues are comprised of network and transaction fees earned from our hosts which the Company initiated during the fourth quarter of 2014, which resulted in an increase in the number of fee generating units on our network during 2016.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, repairs and maintenance, electricity reimbursements and revenue share payments to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the year ended December 31, 2015 were $2,861,738 as compared to $5,634,379 for the year ended December 31, 2014, a decrease of $2,772,641, or 49%, primarily due to a reduction in depreciation and amortization expenses resulting from the impairment of certain fixed assets in 2014. There is a degree of variability in our gross margins related to charging services revenues from period to period primarily due to (i) the mix of revenue share payment arrangements, (ii) electricity reimbursements, and (iii) the estimated repair and maintenance costs associated with those charging stations not currently in operation. Any variability in our gross margins related to equipment sales depends on the mix of products sold.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense decreased by $46,196, or 1%, from $8,246,442 (consisting of approximately $4.7 million of cash compensation and approximately $3.5 million of non-cash compensation) for the year ended December 31, 2014 to $8,200,246 (consisting of approximately $4.3 million of cash compensation and approximately $3.9 million of non-cash compensation) for the year ended December 31, 2015.

Other operating expenses consist primarily of rent, travel and IT expenses. Other operating expenses increased by $927,489, or 126%, from $735,259 for the year ended December 31, 2014 to $1,662,748 for the year ended December 31, 2015. The increase was primarily attributable a one-time gain recognized during 2014 associated with other operating expenses.

General and administrative expenses decreased by $258,236, or 9%, from $2,811,093 for the year ended December 31, 2014 to $2,552,857 for the year ended December 31, 2015. The decrease was primarily due to a reduction in amortization expense of approximately $448,000 resulting from the impairment of certain fixed assets in 2014, a reduction in legal fees of $204,000 as compared to the year ended December 31, 2014, due to reduced litigation activity, partially offset by higher consulting fees in 2015 of approximately $360,000 due to increased external accounting fees.

Impairment of goodwill of $4,901,261 for the year ended December 31, 2014 was initially associated with the acquisition of 350 Green of $3,299,379 and the acquisition of Beam Charging LLC of $1,601,882 as the carrying value of goodwill exceeded the fair value.

An impairment charge of $2,854,442 for the year ended December 31, 2014 related to:

●	the net book value of 304 electric chargers to be removed from a host’s locations of $333,974;

●	the net book value of chargers whose net book value at December 31, 2014 exceeded fair value by $631,011;

●	the net book value of chargers to which title passed to the respective hosts as a result of non-novation of United States Department of Energy grant of $1,591,115; and

●	the net book value of deployments in progress acquired in conjunction with 350 Green for which continuance was not deemed feasible of $298,322.

Impairment expense of $536,161 in 2014 associated with the net book value of a government contract that expired.

Impairment expense of $1,200,000 in 2014 associated with our acquisition of ECOtality estate.

Loss on replacement of malfunctioning EV charging stations was $39,768 during the year ended December 31, 2014.

Inducement expense for the exclusive EV installation rights provided to the Company was $321,877 during the year ended December 31, 2014, which is related to the issuance of warrants to a host to extend exclusive EV installation rights on its properties to the Company.

Other (Expense) Income

Other (expense) income increased by $1,815,171, or 144%, from other income of $1,259,699 for the year ended December 31, 2014 to other income of $3,074,870 for the year ended December 31, 2015. The net increase was primarily attributable to:

●	A gain of $1,833,896 in the year ended December 31, 2015 and a gain of 482,611 in the year ended December 31, 2014 which relate to two separate notifications from the U.S Department of Energy (“DOE”) that it had no further property interest in certain direct current fast chargers, which resulted in the release of our liability to the DOE.; and

●	An inducement expense of $858,118 in the year ended December 31, 2014 for the issuance of warrants to four shareholders of the Company who agreed to provide financial support to the Company in the amount of $6,250,000 through 2014 and placement agents for securing such financing; partially offset by:

●	A gain from the change in the fair value of warrant liabilities of $3,262,637 during the year ended December 31, 2015, as compared to $3,868,374 during the year ended December 31, 2014, a decrease of $605,737; and

●	A provision for non-compliance penalty for delinquent regular SEC filings of $(1,722,217) during the year ended December 31, 2015 as compared to $(711,517) during the year ended December 31, 2014.

Net Loss

Our net loss for the year ended December 31, 2015 decreased by $14,984,395, or 65%, to $8,244,924 as compared to $23,229,319 for the year ended December 31, 2014. The decrease was primarily attributable to a decrease in operating expenses of $9,230,432 and increases in gross profit of $3,938,792 and other income of $1,815,171. Our net loss attributable to common shareholders for the year ended December 31, 2015 decreased by $13,134,193, or 58%, from $22,718,817 to $9,584,624 for the aforementioned reasons and due to an increase of dividends attributable to Series C Convertible Preferred shareholders of $929,300.

Liquidity and Capital Resources

During the year ended December 31, 2015, we financed our activities from proceeds derived from sales of our capital stock. A significant portion of the funds raised from the sale of capital stock have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the year ended December 31, 2015 and 2014, we used cash of $5,937,237 and $7,036,321, respectively, in operations. Our cash use for the year ended December 31, 2015 was primarily attributable to our net loss of $8,244,924, adjusted for net non-cash expenses in the aggregate amount of $1,587,263, partially offset by $720,424 of net cash provided by changes in the levels of operating assets and liabilities. Our cash use for the year ended December 31, 2014 was primarily attributable to our net loss of $23,229,319, adjusted for net non-cash expenses in the aggregate amount of $15,698,475 partially offset by $494,523 of net cash provided by changes in the levels of operating assets and liabilities.

During the year ended December 31, 2015, cash used in investing activities was $102,264, of which $210,965 was paid to the ECOtality Estate Creditor’s Committee, partially offset by $108,701 of proceeds from the sale of fixed assets. Net cash used in investing activities was $830,113 during the year ended December 31, 2014, of which, $460,798 was used for purchases of electric vehicle charging stations, $137,165 was used for the purchase of an automobile and $162,150 was used for the purchase of network software.

Net cash provided by financing activities for the year ended December 31, 2015 was $4,601,670, of which $4,930,000 was provided in connection with proceeds from the issuance of Series C Convertible Preferred Stock and warrants, partially offset by the repayment of notes payable of $328,330. Cash provided by financing activities for the year ended December 31, 2014 was $1,656,157 of which $1,470,000 was provided in connection with proceeds from the issuance of Series C Convertible Preferred Stock and warrants, $400,000 was provided in connection with proceeds from the issuance of notes and convertible notes payable, partially offset by the repayment of notes payable of $213,843.

Subsequent to December 31, 2015, we received an aggregate of $1,367,120 through sales of Series C Convertible Preferred Stock and $400,000 through the issuance of convertible notes payable.

We intend to raise additional funds during the next twelve months. The additional capital raised would be used to fund our operations. The current level of cash and operating margins is insufficient to cover our existing fixed and variable obligations, so increased revenue performance and the addition of capital through issuances of securities are critical to our success. Should we not be able to raise additional debt or equity capital through a private placement or some other financing source, we would take one or more of the following actions to conserve cash: further reductions in employee headcount, reduction in base salaries to senior executives and employees, and other cost reduction measures. Assuming that we are successful in our growth plans and development efforts, we believe that we will be able to raise additional debt or equity capital. There is no guarantee that we will be able to raise such additional funds on acceptable terms, if at all.

Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to the Company’s ability to continue as a going concern. As of December 31, 2015, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $189,231, $14,437,434, and $73,372,655, respectively. During the years ended December 31, 2015 and 2014, the Company incurred net losses of $8,244,924 and $23,229,319, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

Derivative Financial Instruments

We evaluate our convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The accounting treatment of derivative financial instruments requires that we record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Conversion options are recorded as a discount to the host instrument and are amortized as interest expense over the life of the underlying instrument. We reassess the classification of our derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Binomial Lattice Model was used to estimate the fair value of the warrants that are classified as derivative liabilities. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants.

Fair Value of Financial Instruments

We measure the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair values due to the short-term nature of these instruments. The carrying amount of our notes payable approximates fair value because the effective yields on these obligations, which include contractual interest rates, taken together with other features such as concurrent issuance of warrants, are comparable to rates of returns for instruments of similar credit risk.

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. Accordingly, when a customer completes use of a charging station, the service can be deemed rendered and revenue may be recognized based on the time duration of the session or kilowatt hours drawn during the session. Sales of EV stations are recognized upon shipment to the customer, free on board shipping point, or the point of customer acceptance.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is measured on the grant date and re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Awards granted to non-employee directors for their service as a director are treated on the same basis as awards granted to employees. We compute the fair value of equity-classified warrants and options granted using the Black-Scholes option pricing model.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective on December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial position and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 amends the existing guidance to require that inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently evaluating the effects of ASU 2015–11 on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating ASU 2016-02 and its impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations.” This Update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The Update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The adoption of ASU 2016-08 is not expected to have a material impact on our consolidated financial statement or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its consolidated financial statements or disclosures.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduce the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). We are currently evaluating ASU 2016-10 and its impact on our consolidated financial statements or disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

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

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2015 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2015 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We do not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

4.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

5.	We have determined that oversight over our external financial reporting and internal control over our financial reporting by our audit committee is ineffective. The audit committee has not provided adequate review of the Company’s SEC’s filings and consolidated financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s consolidated financial statement.

We have taken steps to remediate some of the weaknesses described above, including by engaging a financial reporting advisor with expertise in accounting for complex transactions. We intend to continue to address these weaknesses as resources permit.

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

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting has not changed during the fourth quarter covered by this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors, executive officers and key employees are listed below. The number of directors is determined by the Board. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Principal Positions With Us
Michael D. Farkas (1)	44	Executive Chairman of Board of Directors
Andy Kinard	51	President, Director
Michael J. Calise (2)	55	Chief Executive Officer, Director
Ira Feintuch (3)	45	Chief Operating Officer
Andrew Shapiro (4)	48	Director
Donald Engel (5)	84	Director

(1)	Effective as of January 1, 2015, Mr. Michael D. Farkas was authorized, approved and ratified to serve as Executive Chairman of the Board.
(2)	At the Board of Directors meeting of July 29, 2015, Mr. Michael J. Calise was authorized, approved and ratified to serve as Chief Executive Officer. Effective December 7, 2015, Michael Calise was appointed as the Company’s interim principal financial officer by the Board. At the Board meeting of March 9, 2016, Mr. Michael J. Calise was authorized, approved and ratified to serve as a member of the Board.
(3)	At the Board meeting of March 24, 2015, Mr. Ira Feintuch was authorized, approved and ratified to serve as Chief Operating Officer.
(4)	At the Board meeting of April 17, 2014, Mr. Andrew Shapiro was authorized, approved and ratified to serve as a member of the Board.
(5)	At the Board meeting of July 30, 2014, Mr. Donald Engel was authorized, approved and ratified to serve as a member of the Board.

Set forth below is a brief description of the background and business experience of our directors and executive officers for the past five years.

Michael D. Farkas, Executive Chairman of Board of Directors

Mr. Farkas served as our Chief Executive Officer from 2010 through July 24, 2015. Mr. Farkas has served as a member of the Board since 2010 and has been our Executive Chairman since January 1, 2015. Mr. Farkas is the founder and manager of The Farkas Group, a privately held investment firm. Mr. Farkas also currently holds the position of Chairman and Chief Executive Officer of the Atlas Group, where its subsidiary, Atlas Capital Services, was a broker-dealer that had successfully raised capital for a number of public and private clients until it withdrew its FINRA registration in 2007. Over the last 20 years, Mr. Farkas has established a successful track record as a principal investor across a variety of industries, including telecommunications, technology, aerospace and defense, agriculture, and automotive retail.

Based on his work experience and education, the Company has deemed Mr. Farkas fit to serve on the Board.

Andy Kinard, President, Director

Mr. Kinard has served as our President and as a member of the Board since 2009. Prior to his joining the Company Mr. Kinard sold electric vehicles in Florida for Foreign Affairs Auto from 2007 to 2009. From 2004 through 2005, he marketed renewable energy in Florida and was a Guest Speaker at the World Energy Congress. His first employer was Florida Power & Light (“FPL”) where he worked for 15 years. In his early years, his focus was on engineering. During his tenure, he performed energy analysis for large commercial accounts, and ultimately became a Certified Energy Manager. Simultaneously, Mr. Kinard was assigned to FPL’s electric vehicle program. FPL had their own fleet of electric vehicles that they used to promote the technology. He also served on the Board of Directors of the South Florida Manufacturing Association for 4 years. He has City, County, and State contacts throughout Florida, and has attended every car show and green fair in the State. Mr. Kinard graduated from the Auburn University in 1987 with a degree in Engineering.

Based on his work experience and education, the Company has deemed Mr. Kinard fit to serve on the Board.

Michael J. Calise, Chief Executive Officer, Director

Mr. Calise has served as our Chief Executive Officer since July 29, 2015 and as a member of the Board since March 9, 2016. Mr. Calise was previously the Head of North America Electric Vehicle Solutions at Schneider Electric, a world leader in energy management and energy efficiency. While at Schneider, Mr. Calise was responsible for the electric vehicle strategy, product, and services, and took the business from its infancy to one of the top contenders in the electric vehicle solutions industry. Prior to Schneider Electric, Mr. Calise was the founder and principal of EVadvise, an independent advisory firm focused on mass scale electric vehicle infrastructure. While there he helped develop the EV Charging infrastructure technology plan for Marin Transportation Authority’s (MTA) county-wide charger deployment. Prior to EVadvise, Mr. Calise held various executive positions as president, GM and EVP. Mr. Calise received a Bachelor of Science Degree in Electrical Engineering from the University of Buffalo in New York, and is a member of the IEEE, California Clean Cars, Cleantech.org, Plug In America and the Electric Auto Association (EAA), and former board member of the Electric Drive Transportation Association (EDTA) and the BACC EV Strategic Council.

Based on his work experience and education, the Company has deemed Mr. Calise fit to serve on the Board.

Ira Feintuch, Chief Operating Officer

Mr. Feintuch commenced employment with the Company in 2009 and was appointed Chief Operating Officer on March 24, 2015. In his more than five years with the Company, Mr. Feintuch has served as Vice President of Operations. In this capacity, Mr. Feintuch has been responsible for the purchasing, installation, and maintenance of EV charging equipment, the selection and management of third-party electricians and service professionals for the Company and its subsidiaries, as well as developing strategic partnerships and collaborative relationships for the Company.

Andrew Shapiro, Director

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

Donald Engel, Director

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

Family Relationships

There are no family relationships between any of the officers or directors of the Company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Term of Office

Our directors are appointed for a three-year term to hold office or until removed from office in accordance with our bylaws. Our officers are appointed by the Board and hold office until removed by the Board.

Board Committees

The Board has no separate committees and the entire Board acts as the audit committee and the compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Code of Ethics

Our Code of Ethics creates an affirmative obligation on the part of the CEO, CFO and any members of the finance department to, among other things, generally act with honesty and integrity and to promptly report any violations of law or business ethics. A copy of our Code of Ethics is posted on our website www.carcharging.com. A copy of our Code of Ethics will be provided without charge to any person submitting a written request to the attention of the Chief Operating Officer at the principal executive offices of the Company. The information on the Company’s websites is not, and will not be deemed, a part of this Report or incorporated into any other filings the Company makes with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2015, and 2014 in all capacities. Our named executive officers for 2014 were our Chief Executive Officer, President, and Chief Financial Officer and our named executive officers for 2015 were our Chief Executive Officer, President, and Chief Operating Officer.

SUMMARY COMPENSATION TABLE

Name and					Stock	Option	All Other
Principal Position	Year	Salary		Bonus	Awards (1)	Awards (1)	Compensation		Total

Andy Kinard,	2015	$74,949		$-	$12,000	$3,868	$11,621		$102,437
President	2014	$83,000		$-	$9,000	$109,142	$25,023		$226,165

Michael D. Farkas,	2015	$460,000	(6)	$-	$18,000	$4,849	$225,134	(7)	$707,983
Chief Executive Officer (2)	2014	$435,000	(6)	$-	$9,000	$199,783	$88,578		$732,361

Michael J. Calise	2015	$114,583		$25,000	$75,000	$302,850	$-		$517,433
Chief Executive Officer (3)

Ira Feintuch	2015	$270,833		$-	$1,750,000	$-	$90,972		$2,111,806
Chief Operating Officer (4)

Jack Zwick	2015	$-		$-	$12,000	$3,779	$-		$15,779
Chief Financial Officer (5)	2014	$-		$-	$9,000	$189,147	$46,100		$244,247

(1)	The amounts reported in these columns represent the grant date fair value of the stock and options awards granted during the year ended December 31, 2015 and 2014, calculated in accordance with FASB ASC Topic 718.
(2)	Mr. Farkas resigned as Chief Executive Officer on July 29, 2015. From July 29, 2015 through November 24, 2015, Mr. Farkas served as Chief Visionary Officer, an executive position. Mr. Farkas has served as Executive Chairman of the Board since January 1, 2015.
(3)	At the Board of Directors meeting of July 29, 2015, Mr. Calise was authorized, approved and ratified to serve as Chief Executive Officer.
(4)	At the Board of Directors meeting of March 24, 2015, Mr. Ira Feintuch was authorized, approved and ratified to serve as Chief Operating Officer.
(5)	On December 7, 2015, Jack Zwick resigned as our Chief Financial Officer and as a member of the Board of Directors, effective immediately.
(6)	Of the salary of $460,000 earned in 2015 by Mr. Farkas, $240,000 was paid in cash during 2015, $80,000 was unpaid as of December 31, 2015 and $140,000 was satisfied by the issuance of Series C Preferred Stock in 2015. OF the salary of $435,000 earned in 2014 by Mr. Farkas, $315,000 was paid in cash during 2014 and $120,000 was satisfied by the issuance of Series C Preferred Stock in 2015.
(7)	Of the commissions earned in 2015 by Mr. Farkas, $140,000 was satisfied by the issuance of Series C Preferred Stock in 2015.

Stock Awards

Messrs. Kinard, Farkas, and Calise were awarded 42,270, 77,564 and 220,588 shares of the Company’s common stock valued at $12,000, $18,000 and $75,000, respectively, during 2015. Pursuant to a March 24, 2015 employment agreement, Mr. Feintuch is entitled to receive 1,000,000 shares of Series A Convertible Preferred Stock, 1,500 shares of Series C Convertible Preferred Stock and 1,500,000 shares of common stock valued at $1,000,000, $150,000 and $600,000, respectively. The stock awards are payable 50% upon the signing of the employment agreement and 50% upon the one year anniversary of the employment agreement. During 2014, Mr. Kinard and Mr. Farkas were each awarded 20,520 shares of common stock for serving on the Board, each valued on the date of grant at $9,000.

Option Grants

During the year ended December 31, 2015, Mr. Farkas and Mr. Kinard were awarded an aggregate of 30,000 and 20,000 options, respectively, under the Company’s 2015 Plan, which had an aggregate value on the dates of grant at $4,849 and $3,868, respectively. Pursuant to Mr. Calise’s employment agreement, Mr Calise is entitled to receive 5,488,308 options which have not been issued as of December 31, 2015. The estimated grant date fair value was $302,850. Messrs. Kinard and Farkas were awarded 82,000 and 210,000 options, respectively, under the Company’s 2013 Plan which were valued on the date of grant at $59,211 and $149,852, respectively, in 2014. Messrs. Kinard and Farkas were each awarded 55,000 options for serving on the Board, which were valued on the date of grant at $49,931 in 2014.

Other Compensation

Mr. Kinard received $11,621 and $11,523 of Company paid health insurance benefits in calendar years 2015 and 2014, respectively.

Mr. Farkas received an auto allowance of $19,500 for the year ended December 31, 2014, and Company paid health insurance benefits of $14,634 and $15,328 for the years ended December 31, 2015 and 2014, respectively. The Farkas Group, Inc. also earned commissions in the year ended December 31, 2015 of $187,750 in commissions relating to the installation of chargers ($47,750 was paid in cash and $140,00 was paid in Series C Preferred Stock) and $22,750 in provisional commission payments pertaining to certain charging service revenues in accordance with its agreement and earned commissions in the year ended December 31, 2014 of $40,250.

During 2015, Mr. Feintuch received Company paid health insurance benefits of $24,522 and earned commissions of $66,450.

During 2014, Mr. Kinard and Mr. Farkas each earned $13,500 in cash fees for serving on the Board.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2015 to the named executive officers:

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested		Market value of shares of units that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Andy Kinard	300,000	-		-	$1.46	12/27/2017	-		$-	-	$-

Andy Kinard	10,000	-		-	$1.28	8/26/2016	-		$-	-	$-

Andy Kinard	5,000	-		-	$1.31	6/28/2018	-		$-	-	$-

Andy Kinard	5,000	-		-	$1.22	8/27/2018	-		$-	-	$-

Andy Kinard	5,000	-		-	$1.19	9/26/2018	-		$-	-	$-

Andy Kinard	5,000	-		-	$0.90	10/10/2018	-		$-	-	$-

Andy Kinard	5,000	-		-	$1.56	11/14/2018	-		$-	-	$-

Andy Kinard	27,333	54,667	(1)	-	$1.00	5/14/2019	-		$-	-	$-

Andy Kinard	5,000	-		-	$1.01	4/17/2019	-		$-	-	$-

Andy Kinard	5,000	-		-	$0.95	6/6/2021	-		$-	-	$-

Andy Kinard	5,000	-		-	$0.54	8/21/2019	-		$-	-	$-

Andy Kinard	5,000	-		-	$0.53	10/21/2019	-		$-	-	$-

Andy Kinard	5,000	-		-	$0.53	12/17/2019	-		$-	-	$-

Ira Feintuch	600,000	-		-	$1.46	12/27/2017	-		$-	-	$-

Ira Feintuch	686,665	-		-	$1.28	8/26/2016	-		$-	-	$-

Ira Feintuch	70,000	140,000	(2)	-	$1.00	5/14/2019	-		$-	-	$-

Ira Feintuch	-	-		-	$-		750,000	(3)	$105,000	-	$-

Ira Feintuch	-	-		-	$-		500,000	(4)	$175,000	-	$-

Ira Feintuch	-	-		-	$-		750	(5)	$41,753	-	$-

Michael D. Farkas	750,000	-		-	$1.61	12/27/2017	-		$-	-	$-

Michael D. Farkas	5,000	-		-	$1.31	6/28/2018	-		$-	-	$-

Michael D. Farkas	5,000	-		-	$1.22	8/27/2018	-		$-	-	$-

Michael D. Farkas	5,000	-		-	$1.19	9/26/2018	-		$-	-	$-

Michael D. Farkas	10,000	-		-	$1.06	10/4/2018	-		$-	-	$-

Michael D. Farkas	5,000	-		-	$0.90	10/10/2018	-		$-	-	$-

Michael D. Farkas	5,000	-		-	$1.56	11/14/2018	-		$-	-	$-

Michael D. Farkas	210,000	-	(3)	-	$1.10	5/14/2019	-		$-	-	$-

Michael D. Farkas	5,000	-		-	$1.01	4/17/2019	-		$-	-	$-

Michael D. Farkas	5,000	-		-	$0.95	6/6/2021	-		$-	-	$-

Michael D. Farkas	5,000	-		-	$0.54	8/21/2019	-		$-	-	$-

Michael D. Farkas	5,000	-		-	$0.53	10/21/2019	-		$-	-	$-

Michael D. Farkas	5,000	-		-	$0.33	12/17/2019	-		$-	-	$-

(1)	Option is exercisable to the extent of 27,333 and 27,334 shares effective as of May 14, 2016 and May 14, 2017, respectively.
(2)	Option is exercisable to the extent of 70,000 shares effective as of each of May 14, 2016 and May 14, 2017.
(3)	Common stock vested on March 24, 2016.
(4)	Represents shares of Series A Convertible Preferred Stock that vested on March 24, 2016 and were convertible into 12,500,000 shares of common stock as of December 31, 2015.
(5)	Represents shares of Series C Convertible Preferred Stock that vested on March 24, 2016 and were convertible into 339,857 shares of common stock as of December 31, 2015.

Employment Agreements

On December 23, 2014, in connection with the closing and as a condition to the closing of the securities purchase agreement executed simultaneously therewith, the Company entered into an amended and restated employment agreement with its then Chief Executive Officer, Michael D. Farkas. The amendment provides that Mr. Farkas shall have a salary of Forty Thousand Dollars ($40,000) per month. However, for such time as any of the Aggregate Subscription Amount is still held in escrow, Mr. Farkas shall receive Twenty Thousand Dollars ($20,000) in cash and the remaining amount of his compensation: (i) shall be deferred; and (ii) must be determined by the compensation committee of the Company’s Board of Directors to be fair and equitable. Additionally, beginning on the date that the Aggregate Subscription Amount is released from escrow and continuing for so long as the Series C Convertible Preferred Stock remains issued and outstanding, Mr. Farkas’ salary shall only be paid in cash if doing so would not put the Company in a negative operating cash flow position.

Effective July 24, 2015, the Company amended its employment agreement with Mr. Michael D. Farkas, such that Mr. Farkas was appointed the Company’s Chief Visionary Officer and shall no longer serve as the Company’s Chief Executive Officer. Mr. Farkas will continue to serve as the Company’s Executive Chairman of the Board. The employment agreement had a four-month term. The amended employment agreement specified the following: (i) in the event of a sale of the Company within one year of July 24, 2015, Mr. Farkas shall be entitled to receive an incentive payment equal to 1% of the gross sale price; (ii) in satisfaction of amounts previously owed to Mr. Farkas, the Company was to issue 4,444 shares of Series C Convertible Preferred stock. The one year elapsed without a sale of the Company and the 4,444 shares of Series C Convertible Preferred stock were issued 4,000 on July 24, 2015 and 444 on March 31, 2016.

On March 24, 2015, the Company entered into an employment agreement with Mr. Ira Feintuch to serve as the Company’s Chief Operating Officer for an initial three-year term renewable annually unless written notice is provided 60 days prior to the renewal term. In consideration thereof, Mr. Feintuch is to receive an annual salary of $250,000 and shall participate in all benefit programs of the Company. In addition, Mr. Feintuch will receive 1,000,000 shares of Series A Convertible Preferred Stock, 1,500 shares of Series C Convertible Preferred Stock and 1,500,000 shares of common stock. The stock awards are payable 50% upon the signing of the employment agreement and 50% upon the one-year anniversary of the employment agreement. In addition, options to purchase an aggregate of 1,495,665 shares of common stock held by Mr. Feintuch with exercise prices ranging from $1.00 to $1.46 per share had their expiration dates extended to March 24, 2018.

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

In addition, Mr. Calise will receive a signing bonus consisting of (i) 220,588 shares of the Company’s common stock valued at $75,000 and (ii) a $25,000 cash payment. Within thirty (30) days of Mr. Calise’s acceptance of this position, Mr. Calise and the Board of the Directors will mutually set the Key Performance Indicators (“KPIs”) for Mr. Calise’s annual performance bonus. Mr. Calise will be initially eligible to receive an annual performance bonus in the amount of $100,000. Any entitled annual performance bonus shall be payable in January after the end of each year, and awarded for meeting the KPIs mutually set by Mr. Calise and the Board of Directors for the prior calendar year. Mr. Calise and the Board of Directors will meet at the beginning of each calendar year to set the KPIs and the annual bonus amount for that calendar year. Mr. Calise may receive an additional bonus in the form of cash and/or stock, at the discretion of the Board of Directors, or pursuant to one or more written plans adopted by the Board of Directors. Mr. Calise is entitled to paid time off of 20 days per annum. Upon termination by the Company other than for cause, death, disability, or if Mr. Calise resigns for good reason, Mr. Calise will be entitled to: (i) a lump sum payment equal to nine (9) months of salary, then in effect, (ii) a prorated annual performance bonus, (iii) reimbursement of COBRA premiums for a period of (12) months and (iv) (9) months of accelerated vesting with respect to Mr. Calise’s then-outstanding equity awards. In addition to the preceding termination benefits, if Mr. Calise is terminated three months or less prior to, or upon, or within twelve months following a change of control, Mr. Calise will be entitled to accelerated vesting of then-outstanding equity awards ranging from an additional three months up to 100% acceleration of vesting.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board has the authority to fix the compensation of directors.

The Company entered into a director agreement (the “Richardson Agreement”) with Governor Richardson on December 10, 2012. Pursuant to the Richardson Agreement, Governor Richardson will fulfill general duties associated with being Chairman of the Board. For every board meeting he attends, Governor Richardson will receive five-year options to purchase 5,000 shares at an exercise price equal to the then-current market price, which will vest two years following the grant date, and $1,500, which can be paid in shares at a value of $3,000 at the Company’s discretion. Additionally, Governor Richardson will receive $100,000 annually for being Chairman of the Board. Upon the execution of the Richardson Agreement, Governor Richardson received 200,000 shares and five-year options to purchase 10,000 shares at an exercise price of $1.00, which will vest two years following the grant date. Effective January 1, 2015, with the appointment by the Board of Michael D. Farkas as Chairman of the Board, Governor Bill Richardson will remain a member of our Board of Directors and has agreed to revise his compensation package so that he will be compensated solely for his attendance at meetings of the Board. His compensation for each meeting shall include: (i) 5,000 options to purchase shares of our common stock at an exercise price equal to $0.01 above the closing price of our common stock on the date of the Board meeting; and (ii) a cash payment of $1,500 or, at the Company’s option, $3,000 worth of common stock based on the closing price of our common stock on the date of the Board meeting. On September 17, 2015, Governor Bill Richardson resigned from the Board of Directors and the Richardson Agreement was terminated.

The Company entered into a director agreement (the “Shapiro Agreement”) with Mr. Shapiro on April 28, 2014. The Shapiro Agreement has a term of three years, and Mr. Shapiro shall attend no fewer than four meetings per year. As compensation for his services, Mr. Shapiro shall receive: (i) annual compensation of $100,000; (ii) an option to purchase 400,000 shares of common stock, upon execution of the director agreement at an exercise price $0.01 above the closing price on the date of execution (the “Membership Option Award”); (iii) an option to purchase up to 5,000 shares of common stock for each Board meeting attended by Mr. Shapiro, at an exercise price $0.01 above the closing price on the date of such a meeting; (iv) $1,500 for each Board meeting attended for Mr. Shapiro; and (v) $1,500 for each committee meeting of the Board of Directors, should Mr. Shapiro become Chairman of such committee. The Membership Option Award shall vest immediately and expire seven years from the date of issue; all other options issued pursuant to the director agreement shall have a one year vesting period and expire five years from the date of issue. Pursuant to the director agreement, Mr. Shapiro has agreed to a six-month lock-up period for the disposition of any shares acquired, and, following the expiration of such lock-up period, shall have the right to sell up to five percent of the total daily trading volume of the common stock. The Shapiro Agreement may be terminated upon 30 days written notice by either party.

On July 30, 2014, the Board appointed Donald Engel to the Board to fill a vacancy. It has been determined by the Company that Mr. Engel is an independent member of the Board pursuant to the required standards set forth in Rule 10A-3(b) of the Securities Exchange Act of 1934, as amended. In connection with his appointment, the Company and Mr. Engel entered into a Director Agreement whereby the Company agreed to issue Mr. Engel an option to purchase 300,000 shares of common stock at an exercise price of $1.00 per share. Additionally, for each Board meeting that Mr. Engel attends he will receive compensation of: (i) an option to purchase 5,000 shares of common stock at an exercise price of $1.00 per share; and (ii) at the Company’s option, either (a) $1,500 cash or such number of shares of common stock that equal $3,000 as of the date of such Board meeting.

The following table provides information for 2015 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2015. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

	Fees Earned or	Stock	Option	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Total
Governor Richardson (1)	$-	$-	$-	$-	$-
Jack Zwick (2)	-	12,000	3,779	-	15,779
Andrew Shapiro	100,000	38,995	10,986	-	149,981
Donald Engel	-	6,000	2,003	-	8,003
Total	$100,000	$56,995	$16,768	$-	$173,763

(1)	Governor Richardson was appointed as a Director on December 14, 2012 and resigned his directorship on September 17, 2015.
(2)	On December 7, 2015, Mr. Zwick resigned as a member of the Board effective immediately. There was no disagreement between the Company and Mr. Zwick on any matter that caused his resignation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of July 27, 2016, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of July 27, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of July 27, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature		Percentage of
	of Voting		Voting
Name and Address of Beneficial Owner	Securities (1)		Securities (2)
5% Shareholders

Eventide Gilead Fund	32,975,128	(3)	21.288%
Institutional Trust Custody
7 Easton Oval, EA4E62
Columbus, OH 43219

Nathan Low	12,925,451	(4)	9.527%
600 Lexington Avenue, 23rd Floor
New York, NY 10019

Platinum Partners (5)	10,633,448	(6)	8.199%
152 West 57th Street
New York, NY 10019

Allston Limited	7,457,143	(7)	5.670%
Blake Building, Suite 302
Corner of Hutson & Eyre Street
Belize City, Belize

Wolverine Flagship Fund Trading Limited	6,984,397	(8)	5.309%
Wolverine Asset Management, LLC
175 West Jackson Blvd
Chicago, IL 60604

ECOtality Consolidated Qualified Creditor Trust	8,250	(9)
1850 N. Central Avenue
Suite 1400
Phoenix, AZ 85004

Directors and Executive Officers

Michael D. Farkas	43,701,473	(10)	32.397%
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139

Michael Calise	235,588	(11)	*
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139

Ira Feintuch	5,652,951	(12)	4.332%
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139

Andrew Shapiro	724,034	(13)	*
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139

Donald Engel	385,520	(14)	*
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139

Andy Kinard	532,457	(15)	*
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139

All directors and officers as a group (6 people)	51,232,023	(16)	37.214%

* Less than 1%

(1)	Voting securities consist of (i) shares of common stock, (ii) shares of Series A and Series C Preferred Stock which are convertible into shares of common stock, and (iii) common stock purchase options and warrants. Shares of Series B Preferred Stock only have voting rights with regard to CarCharging Limited, a subsidiary of the Company incorporated under the laws of Ireland. Shares of Series B Preferred Stock do not have voting rights with regard to the Company.
(2)	Based on 129,067,937 shares of common stock consisting of (i) 80,476,508 shares of common stock issued and outstanding as of July 27, 2016 and (ii) 11,000,000 and 147,640 shares of Series A and Series C Preferred Stock, respectively, issued and outstanding as of July 27, 2016, as if converted into 27,500,000 and 21,091,429 shares of common stock, respectively. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(3)	Includes 7,142,857 shares of common stock and 25,832,271 warrants which are currently exercisable.
(4)	Includes 3,368,702 shares of common stock held by Sunrise Securities Corp., which is 100% owned by Nathan Low; 1,750,000 shares of common stock held by NLBDIT Portfolio LLC, a trust held in the name of Nathan Low’s children, of which he is a guardian; 1,200,000 shares of common stock held by the Sunrise Charitable Foundation of which Mr. Low has voting authority, 6,606,749 currently exercisable warrants, held by Sunrise Financial Group, which is 100% owned by Nathan Low, held by Nathan Low and in Mr. Low’s Individual Retirement Account.
(5)	Consists of shares beneficially owned by Platinum Partners Value Arbitrage Fund LP and Platinum Partners Liquid Opportunity Master Fund LP which are affiliated and vote their shares in tandem.
(6)	Includes 10,014,400 shares of common stock and 619,048 warrants which are currently exercisable.
(7)	Includes 5,000,000 shares of common stock and 2,457,143 warrants which are currently exercisable.
(8)	Includes 3,940,826 shares of common stock, 3,805 Series C Convertible Preferred Stock as if converted into 543,571 shares of common stock and 2,500,000 warrants which are currently exercisable.
(9)

Consists of shares of Series B Convertible Preferred Stock beneficially owned by Carolyn J. Johnsen, Trustee of ECOtality Consolidated Qualified Creditor Trust. These are all of the shares of Series B Convertible Preferred Stock currently outstanding.

(10)	Includes 10,000,000 Series A Convertible Preferred Stock as if converted into 25,000,000 shares of common stock, 1,700,930 shares of common stock, and 1,030,000 options all owned by Mr. Farkas. Additionally included are 250,000 common shares owned by each of Mr. Farkas’ three minor children of which Mr. Farkas has voting authority and serves as custodian; 4,000 shares owned by the Farkas Family Irrevocable Trust of which Mr. Farkas is a beneficiary and 360,000 common shares owned by The Farkas Family Foundation of which Mr. Farkas has voting authority as trustee, convertible notes which are convertible into 285,714 shares of common stock plus 10,062,494 common shares and 4,438,335 warrants, which are currently exercisable, held by The Farkas Group, Inc. which is wholly-owned by Michael D. Farkas.
(11)	Includes 220,588 shares of common stock and 15,000 options which are currently exercisable.
(12)	Includes 1,500,000 shares of common stock, 1,584 Series C Convertible Preferred Stock as if converted into 226,286 shares of common stock, 1,000,000 Series A Convertible Preferred Stock as if converted into 2,500,000 shares of common stock, and 1,426,665 options which are currently exercisable.
(13)	Includes 199,034 shares of common stock and 525,000 options which are currently exercisable.
(14)	Includes 45,520 shares of common stock and 340,000 options which are currently exercisable.
(15)	Includes 62,790 shares of common stock and 469,667 options which are currently exercisable.
(16)	Includes 14,905,356 shares of common stock, 11,000,000 and 19,834 shares of Series A and Series C Preferred Stock, respectively, as if converted into 27,500,000 and 226,286 shares of common stock, respectively, and options and warrants to purchase 3,876,332 and 4,438,335 shares of common stock, respectively, which are currently exercisable.

Securities Authorized for Issuance Under Equity Compensation Plans

On November 30, 2012, the Board, as well as a majority of the Company’s shareholders, approved the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”), which enabled the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates. The Company believes the 2012 Plan improved the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2012 Plan were Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate were always Non-Qualified Stock Options. The 2012 Plan was administered by the Board, which had discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards could have been granted pursuant to the 2012 Plan was 5,000,000, adjusted as provided in Section 11 of the 2012 Plan. The 2012 Plan expired on December 1, 2014. As of December 31, 2015, 3,320,000 stock options are issued and are outstanding to employees and consultants. All options vest ratably over three years from date of issuance, December 27, 2012, and expire in five years from date of issuance. The following table provides further information regarding the 2012 Plan.

2012 Plan
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,320,000	$1.49	-
Equity compensation plans not approved by security holders	-	$-	-

Total	3,320,000	$1.49	-

On January 11, 2013, the Board approved the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”), which enabled the Company to grant similar securities as the Company was able to grant pursuant to the 2012 Plan to natural persons associated with the Company and its affiliates. The Company believes the 2013 Plan improved the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. The 2013 Plan was substantially similar to the 2012 Plan. The 2013 Plan expired on December 1, 2015. The Plan was approved by a majority of the Company’s shareholders on February 13, 2013. As of December 31, 2015, 2,351,667 stock options and 1,373,621 shares of common stock had been issued and are outstanding to employees and consultants of the Company. The vesting range of options is from immediately upon issuance to three years from date of issuance, and expire in five years from date of issuance. The following table provides further information regarding the 2013 Plan.

2013 Plan
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,351,667	$1.07	-
Equity compensation plans not approved by security holders	-	$-	-

Total	2,351,667	$1.07	-

On March 31, 2014, the Board approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”), which enables the Company to grant similar securities as the Company was able to grant pursuant to the 2012 Plan and 2013 Plan to natural persons associated with the Company and its affiliates. The Company believes the 2014 Plan improves the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. The 2014 Plan is substantially similar to the 2012 Plan and the 2013 Plan. The 2014 Plan expires on December 1, 2016. The 2014 Plan was approved by a majority of the Company’s shareholders on April 17, 2014. As of December 31, 2015, 1,965,000 stock options and 2,522,383 shares of common stock had been issued and are outstanding to employees and consultants of the Company. The vesting of options range is from immediately upon issuance to three years from the date of issuance, and expire in five years from the date of issuance. The following table provides further information regarding the 2014 Plan.

2014 Plan
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,965,000	$0.78	512,617
Equity compensation plans not approved by security holders	-	$-	-

Total	1,965,000	$0.78	512,617

On February 10, 2015, the Board approved the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”), which enables the Company to grant similar securities as the Company was able to grant pursuant to the 2012 Plan, 2013 Plan, and 2014 Plan to natural persons associated with the Company and its affiliates. The Company believes the 2015 Plan improves the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. The 2015 Plan is substantially similar to the 2012 Plan, 2013 Plan, and 2014 Plan. The option price of any options granted pursuant to the 2015 Plan must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant. No awards may be issued after March 11, 2017. The 2015 Plan was approved by a majority of the Company’s shareholders on April 21, 2015. As of December 31, 2015, options to purchase 145,000 shares of common stock and 489,409 shares of common stock were issued and are outstanding to employees and consultants of the Company, respectively.

2015 Plan
Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	145,000	$0.42	4,365,591
Equity compensation plans not approved by security holders	-	$-	-

Total	145,000	$0.42	4,365,591

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company paid commissions to a company owned by Michael D. Farkas totaling $47,750 and $40,250 during the years ended December 31, 2015 and 2014 for business development related to installations of EV charging stations by the Company in accordance with the support services contract. These amounts are recorded as compensation on the consolidated statement of operations.

The Company incurred accounting and tax service fees totaling $33,018 and $23,317 for the year ended December 31, 2015 and 2014 provided by a company that is partially owned by the Company’s former Chief Financial Officer. This expense was recorded as general and administrative expense in the consolidated statements of operations.

On March 29, 2012, the Company entered into a patent license agreement with Michael D. Farkas and a company for which Michael D. Farkas is the majority shareholder and an officer of the company. Under terms of the agreement, the Company has agreed to pay royalties to the licensors equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or use of the licensed products and licensed processes. As of December 31, 2015, the Company has not paid nor incurred any royalty fees related to this agreement.

On December 15, 2014, the Company issued a note to a company for which Michael D. Farkas is the majority shareholder and an officer of the company, in the amount of $65,000, due on the six-month anniversary date of the note with interest at 8% per annum. The Note was paid in full with accrued interest thereon of $202 on December 29, 2014.

On December 28, 2014, the Company issued a warrant to purchase 5,000 shares of the Company’s common stock to the Company’s Executive Chairman of the Board of Directors at an exercise price of $0.40 per share. The warrant vests immediately and expires two years from date of issuance.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum LLP has served as our independent registered public accountants for the years ended December 31, 2015 and 2014.

Audit Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were billed approximately $223,500 and $356,400 for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors or the years ended December 31, 2015 and 2014.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our independent auditors for the fiscal years ended December 31, 2015 and 2014.

Pre-Approval Policies

As the Board does not currently have an audit committee, all of the above services and fees were reviewed and approved by the entire Board. No services were performed before or without approval.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, and the report of Marcum L.L.P., independent auditors, are filed herewith.

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

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Equity Exchange Agreement, dated February 26, 2013, by and among Car Charging Group, Inc., Beam Acquisition LLC, Beam Charging, LLC, and the Members of Beam Charging LLC.	8-K	2.1	04/03/2013
3.1	Articles of Incorporation.	S-1	3.1	03/18/2008
3.2	Amendment to Articles of Incorporation.	8-K	3.1	12/11/2009
3.3	Amendment to Articles of Incorporation.	8-K	3.1	07/05/2012
3.4	Bylaws	S-1	3.2	03/18/2008
3.5	Certificate of Designation for Series A Convertible Preferred Stock.	8-K	3.2	12/11/2009
3.6	Amendment No. 1 to Certificate of Designation for Series A Convertible Preferred Stock.	8-K	3.1	12/31/2012
3.7	Amendment No. 2 to Certificate of Designation for Series A Convertible Preferred Stock.	8-K	3.2	12/29/2014
3.8	Certificate of Designation for Series B Convertible Preferred Stock.	8-K	3.2	07/05/2012
3.9	Certificate of Designation for Series C Convertible Preferred Stock.	8-K	3.1	12/29/2014
4.1	Form of Class A Common Stock Purchase Warrant.	8-K	4.1	04/03/2013
10.1*	Employment Agreement by and between the Company and Ira Feintuch dated March 24, 2015	8-K	10.2	04/08/2015
10.2*	Employment Agreement by and between the Company and Michael Calise dated July 16, 2015	8-K	10.1	08/03/2015
10.3*	Executive Employment Agreement by and between the Company and Michael D. Farkas dated October 29, 2010	10-K	10.17	04/16/2013
10.4*	Second Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated July 24, 2015				X
10.5*	2012 Omnibus Incentive Plan.	8-K	10.1	12/06/2012
10.6*	2013 Omnibus Incentive Plan.	8-K	10.1	02/21/2013
10.7*	2014 Omnibus Incentive Plan.				X
10.8*	2015 Omnibus Incentive Plan.				X
10.9*	Form of 2015 Omnibus Incentive Plan Stock Option Award Agreement.				X
10.10	Patent License Agreement, dated March 29, 2012, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas.	10-K	10.21	04/16/2013
10.11	Revenue Sharing Agreement, dated April 2, 2013, by and among Car Charging Group, Inc., EV Pass Holdings, LLC, and Synapse Sustainability Trust, Inc.	8-K	10.2	04/26/2013
10.12	Securities Purchase Agreement, by and between the Company and Investor, dated December 29, 2014	8-K	10.1	12/29/2014
10.13	Registration Rights Agreement, by and between the Company and Investor, dated December 29, 2014	8-K	10.2	12/29/2014
10.14	Securities Purchase Agreement, by and between the Company and Investor dated July 24, 2015	8-K	10.1	07/29/2015
10.15	Registration Rights Agreement, by and between the Company and Investor dated July 24, 2015	8-K	10.2	07/29/2015
10.16	Securities Purchase Agreement, by and between the Company and Investor dated October 14, 2015	10-K	10.6	12/08/2015
10.17	Registration Rights Agreement, by and between the Company and Investor dated October 14, 2015	10-K	10.7	12/08/2015
14.1	Code of Ethics.	10-K/A	14.1	10/12/2010
21.1	Subsidiaries of the Registrant.				X
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

* Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a) (3) of Form 10-K.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 29, 2016	CAR CHARGING GROUP, INC.

	By:	/s/ Michael J. Calise
Michael J. Calise
Chief Executive Officer and Director (Principal Executive Officer and Interim Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	Executive Chairman of the Board	July 29, 2016
Michael D. Farkas

/s/ Michael J. Calise	Chief Executive Officer and Director	July 29, 2016
Michael J. Calise	(Principal Executive Officer and Interim Principal Financial Officer)

/s/ Andy Kinard	President and Director	July 29, 2016
Andy Kinard

/s/ Andrew Shapiro	Director	July 29, 2016
Andrew Shapiro

/s/ Donald Engel	Director	July 29, 2016
Donald Engel

CAR CHARGING GROUP, INC. & SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Car Charging Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Car Charging Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Car Charging Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

New York, NY

July 29, 2016

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2015	2014

Assets

Current Assets:
Cash and cash equivalents	$189,231	$1,627,062
Accounts receivable and other receivables, net	551,214	284,708
Inventory, net	744,150	1,175,798
Prepaid expenses and other current assets	429,798	62,669

Total Current Assets	1,914,393	3,150,237

Fixed assets, net	1,500,893	2,307,117
Intangible assets, net	126,797	137,112
Other assets	132,043	569,703

Total Assets	$3,674,126	$6,164,169

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$2,160,433	$1,568,969
Accounts payable [1]	3,908,009	4,071,741
Accrued expenses	5,146,724	8,739,027
Accrued expenses [1]	5,969	322,616
Accrued public information fee	2,433,734	711,517
Derivative liabilities	1,350,881	3,635,294
Convertible notes payable, net of debt discount of $0 and $18,357 as of December 31, 2015 and 2014, respectively	50,000	181,643
Current portion of notes payable	351,954	401,297
Notes payable - related party	20,000	135,000
Current portion of deferred revenue	924,123	959,962

Total Current Liabilities	16,351,827	20,727,066
Deferred revenue, net of current portion	109,180	275,370
Notes payable, net of current portion	4,815	18,803

Total Liabilities	16,465,822	21,021,239

Series B Convertible Preferred Stock, 10,000 shares designated, 8,250 and 0 shares issued and outstanding as of December 31, 2015 and 2014, respectively	825,000	-

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 10,500,000 and 10,000,000 shares issued and outstanding as of December 31, 2015 and 2014, respectively	10,500	10,000
Series C Convertible Preferred Stock, 250,000 shares designated, 120,330 and 60,250 shares issued and outstanding at December 31, 2015 and 2014, respectively	120	60
Common stock, $0.001 par value, 500,000,000 shares authorized, 79,620,730 and 77,756,057 shares issued and outstanding at December 31, 2015 and 2014, respectively	79,621	77,756
Additional paid-in capital	63,676,848	58,193,975
Accumulated deficit	(73,372,655)	(64,738,131)
Stock subscription proceeds held in escrow	-	(4,000,000)

Total Car Charging Group Inc. - Stockholders’ Deficiency	(9,605,566)	(10,456,340)
Non-controlling interest [1]	(4,011,130)	(4,400,730)

Total Stockholder’s Deficiency	(13,616,696)	(14,857,070)

Total Liabilities and Stockholders’ Deficiency	$3,674,126	$6,164,169

[1] - Related to 350 Green, which became a variable interest entity of the Company on April 17, 2015.

The accompanying notes are an integral part of these consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Consolidated Statements of Operations

	For The Years Ended
	December 31,
	2015	2014

Revenues:
Charging service revenue	$1,703,013	$1,247,778
Grant and rebate revenue	1,169,149	950,358
Equipment sales	805,143	565,057
Other	280,490	28,451

Total Revenues	3,957,795	2,791,644

Cost of Revenues:
Cost of charging services	1,552,394	1,230,031
Depreciation and amortization	847,384	2,455,885
Cost of equipment sales	461,960	510,910
Inventory obsolescence charge	-	1,437,553

Total Cost of Revenues	2,861,738	5,634,379

Gross Profit (Loss)	1,096,057	(2,842,735)

Operating Expenses:
Compensation	8,200,246	8,246,442
Other operating expenses	1,662,748	735,259
General and administrative expenses	2,552,857	2,811,093
Impairment of goodwill	-	4,901,261
Impairment and loss of title of car charging stations	-	2,854,422
Impairment of intangible assets	-	536,161
Impairment of Ecotality investment	-	1,200,000
Loss on sale/replacement of EV charging stations	-	39,768
Inducement expense for exclusive EV installation rights provided to the Company	-	321,877

Total Operating Expenses	12,415,851	21,646,283

Loss From Operations	(11,319,794)	(24,489,018)

Other (Expense) Income:
Interest expense	(82,565)	(235,065)
Amortization of discount on convertible debt	(63,473)	(61,626)
Gain on settlement of accounts payable, net	60,597	36,789
Gain on settlement of other trade liabilities	209,086	-
Change in fair value of warrant liabilities	3,262,637	3,868,374
Gain on sale of fixed assets, net	81,567	-
Inducement expense for partial extinguishment of derivative liabilities	-	(382,753)
Inducement expense for standby financial support	-	(858,118)
Investor warrant expense	(275,908)	-
Preferred stock issuance costs	-	(71,808)
Non-compliance penalty for delinquent regular SEC filings	(1,722,217)	(711,517)
Non-compliance penalty for SEC registration requirement	(228,750)	(807,188)
Release from obligation to U.S. Department of Energy	1,833,896	482,611

Total Other Income	3,074,870	1,259,699

Net Loss	(8,244,924)	(23,229,319)
Less: Net income (loss) attributable to the noncontrolling interests	389,600	(531,302)
Net Loss Attributable to Car Charging Group, Inc.	(8,634,524)	(22,698,017)
Dividend attributable to Series C shareholders	(950,100)	(20,800)
Net Loss Attributable to Common Shareholders	$(9,584,624)	$(22,718,817)

Net Loss Per Share - Basic and Diluted	$(0.12)	$(0.29)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	79,029,180	77,675,650

The accompanying notes are an integral part of these consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficiency

For the Years Ended December 31, 2015 and 2014

									Stock
									Subscription	Non
	Convertible						Additional		Proceeds	Controlling	Total
	Preferred-A		Preferred-C		Common Stock		Paid-In	Accumulated	Held In	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Escrow	Deficit	Deficiency

Balance - December 31, 2013	10,000,000	$10,000	-	$-	77,124,833	$77,125	$45,399,170	$(45,909,542)	$-	$-	$(423,247)

Sale of Series C convertible preferred shares and warrants, net of fees and discount	-	-	60,000	60	-	-	4,986,843	-	(4,000,000)	-	986,903

Warrants and options issued for compensation and services	-	-	-	-	-	-	2,739,066	-	-	-	2,739,066

Series C convertible preferred stock issued for services	-	-	250	-	-	-	25,000	-	-	-	25,000

Common stock issued for compensation and services	-	-	-	-	58,424	58	42,941	-	-	-	42,999

Common stock issued for compensation and services previously accrued	-	-	-	-	100,000	100	136,900	-	-	-	137,000

Common stock issued for settlement of accounts payable	-	-	-	-	4,098	4	4,995	-	-	-	4,999

Cashless conversion of warrants into common stock	-	-	-	-	468,702	469	(469)	-	-	-

Warrants issued for funding commitment	-	-	-	-	-	-	726,868	-	-	-	726,868

Derivative liability warrants extinguished	-	-	-	-	-	-	4,345,355	-	-	-	4,345,355

Warrants issued in connection with issuance of convertible note payable	-	-	-	-	-	-	79,983	-	-	-	79,983

Replacement warrants issued for expired warrants	-	-	-	-	-	-	658	-	-	-	658

Warrants issued in connection with acquisition of Beam LLC	-	-	-	-	-	-	259,689	-	-	-	259,689

Warrants issued as inducement for extinguishment of derivative liabilities	-	-	-	-	-	-	382,753	-	-	-	382,753

Non-controlling interest share of consolidated equity	-	-	-	-	-	-	-	3,869,428	-	(3,869,428)	-

Warrants reclassified to derivative liabilities	-	-	-	-	-	-	(914,977)	-	-	-	(914,977)

Dividend payable	-	-	-	-	-	-	(20,800)	-	-	-	(20,800)

Net loss	-	-	-	-	-	-	-	(22,698,017)	-	(531,302)	(23,229,319)

Balance - December 31, 2014	10,000,000	$10,000	60,250	$60	77,756,057	$77,756	$58,193,975	$(64,738,131)	$(4,000,000)	$(4,400,730)	$(14,857,070)

Sale of Series C convertible preferred stock, net of issuance costs [1]	-	-	27,556	27	-	-	1,496,937	-	-	-	1,496,964

Release of funds from escrow in connection with sale of Series C convertible preferred stock	-	-	-	-	-	-	-	-	3,000,000	-	3,000,000

Return of escrowed funds to investor in connection with Series C convertible preferred stock	-	-	-	-	-	-	(1,000,000)		1,000,000		-

Stock-based compensation	-	-	-	-	-	-	1,631,709	-	-	-	1,631,709
							-
Series C convertible preferred stock issued in settlement of accrued registration rights penalty and related interest	-	-	20,697	21	-	-	2,069,679	-	-	-	2,069,700

Common stock issued as compensation for services	-	-	-	-	1,864,673	1,865	740,735	-	-	-	742,600

Series C convertible preferred stock issued as compensation	-	-	5,050	5	-	-	465,031	-	-	-	465,036

Series A convertible preferred stock issued as compensation	500,000	500	-	-	-	-	499,500	-	-	-	500,000

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	(950,100)	-	-	-	(950,100)
Payment of dividends in kind	-	-	6,777	7	-	-	677,693	-	-	-	677,700

Option and warrant modification expense	-	-	-	-	-	-	133,092	-	-	-	133,092

Warrants reclassified to derivative liabilities	-	-	-	-	-	-	(281,403)	-	-	-	(281,403)

Net (loss) income	-	-	-	-	-	-	-	(8,634,524)	-	389,600	(8,244,924)

Balance - December 31, 2015	10,500,000	$10,500	120,330	$120	79,620,730	$79,621	$63,676,848	$(73,372,655)	$-	$(4,011,130)	$(13,616,696)

[1] Includes gross proceeds of $1,930,000, issuance costs of $264,720 and warrants with an issuance date fair value of $168,316 recorded as a derivative liability.

The accompanying notes are an integral part of these consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

	For The Years Ended
	December 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(8,244,924)	$(23,229,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	935,355	2,989,946
Amortization of discount on convertible debt	63,473	61,626
Change in fair value of warrant liabilities	(3,262,637)	(3,868,374)
Release from obligation to U.S. Department of Energy	(1,833,896)	(482,611)
Provision for loss on advanced commissions	-	143,250
Provision for bad debt	19,421	-
Gain on sale of fixed assets, net	(81,567)	-
Gain on settlement of accounts payable, net	(60,597)	(36,789)
Gain on settlement of other trade liabilities	(209,086)	-
Impairment of goodwill	-	4,901,261
Impairment of intangible assets	-	536,161
Impairment of charging stations	-	2,854,422
Impairment of Ecotality investment	-	1,200,000
Inventory obsolescence charge	-	1,437,553
Non-compliance penalty for delinquent regular SEC filings	1,722,217	711,517
Non-compliance penalty for SEC registration requirement	228,750	807,188
Preferred stock issuance costs	-	71,808
Provision for inventory shrinkage	-	92,998
Loss on disposal/replacement of charging stations	-	39,768
Non-cash compensation:
Convertible preferred stock	1,158,033	-
Common stock	1,294,132	389,406
Options	1,324,803	2,397,408
Warrants	288,862	1,451,937
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(285,926)	(162,740)
Inventory	288,518	(1,264,557)
Prepaid expenses and other current assets	(338,821)	(256,214)
Deposit	(4,511)	-
Other assets	477,491	127,454
Accounts payable and accrued expenses	798,118	1,705,734
Deferred rent	(6,564)	-
Deferred revenue	(207,881)	344,846

Total Adjustments	2,307,687	16,192,998

Net Cash Used in Operating Activities	(5,937,237)	(7,036,321)

Cash Flows From Investing Activities
Purchase of automobile	-	(137,165)
Purchase of electric charging stations	-	(460,798)
Purchase of network software	-	(162,150)
Proceeds from sale of fixed assets	108,701	-
Investment in estate of Ecotality net of amount owed to Ecotality Estate Creditor’s Committee	(210,965)	(70,000)

Net Cash Used In Investing Activities	(102,264)	(830,113)

Cash Flows From Financing Activities
Proceeds from issuance of notes payable and convertible notes payable	-	400,000
Proceeds from sale of shares of Series C Convertible
Preferred stock and warrants	4,930,000	1,470,000
Payment of notes and convertible notes payable	(328,330)	(213,843)

Net Cash Provided by Financing Activities	4,601,670	1,656,157

Net Decrease In Cash	(1,437,831)	(6,210,277)

Cash - Beginning	1,627,062	7,837,339

Cash - Ending	$189,231	$1,627,062

The accompanying notes are an integral part of these consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows — Continued

	For The Years Ended
	December 31,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest expense	$34,414	$2,851

Non-cash investing and financing activities:
Issuance of common stock in exchange for conversion of warrants	$-	$469
Common stock issued for settlement of accounts payable	$-	$4,999
Reclassification of chargers to other assets	$-	$462,532
Issuance of common stock for services previously accrued	$94,999	$137,000
Extinguishment of partial derivative liability	$-	$4,355,345
Warrants issued in exchange for derivative warrant liabilities	$-	$1,385,167
Forbearance of Ecotality accounts receivable	$-	$94,035
Accrual of contractual dividends on Series C convertible preferred stock	$-	$20,800
Warrants issued in connection with issuance of convertible note payable	$-	$79,983
Issuance of Series C Convertible Preferred Stock in settlement of accrued registration rights penalty and related interest	$2,069,700	$-
Accrual of contractual dividends on Series C Convertible Preferred Stock	$950,100	$-
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$(677,700)	$-
Warrants issued in connection with extension of convertible note payable	$42,242	$-
Warrants reclassified to derivative liabilities	$281,403	$914,977
Issuance of Series B Convertible Preferred Stock to the Creditors of ECOtality	$825,000	$-

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

2. GOING CONCERN AND MANAGEMENT’S PLANS

As of December 31, 2015, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $189,231, $14,437,434, and $73,372,655, respectively. During the years ended December 31, 2015 and 2014, the Company incurred net losses of $8,244,924 and $23,229,319, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 11, 2016, the Company entered into securities purchase agreements with purchasers for proceeds of an aggregate of $3,000,000, of which, $750,000 was paid to the Company at closing and the remaining $2,250,000 was payable to the Company upon the completion of certain milestones, as specified in the agreement. As of the date of filing, an aggregate of $1,367,120 had been paid to the Company under the securities purchase agreements. See Note 18 – Subsequent Events – Series C Convertible Preferred Stock for additional details. In June and July 2016, the Company issued sixty-day convertible notes in the aggregate principal amount of $400,000 to a company wholly-owned by the Company’s Executive Chairman of the Board of Directors. See Note 18 – Subsequent Events – Notes Payable for additional details. The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital.

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

Through April 16, 2014, 350 Green LLC (“350 Green”) was a wholly-owned subsidiary of the Company in which the Company had full control and was consolidated. Beginning on April 17, 2014, when 350 Green’s assets and liabilities were transferred to a trust mortgage, 350 Green became a Variable Interest Entity (“VIE”). The consolidation guidance relating to accounting for VIEs requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The Company determined that it is the primary beneficiary of 350 Green, and as such, 350 Green’s assets, liabilities and results of operations are included in the Company’s consolidated financial statements. See Note 5 – Assets and Liabilities Transferred to Trust Mortgage - 350 Green.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

USE OF ESTIMATES

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, stock-based compensation, accounts receivable reserves, warranty reserves, inventory valuations, the valuation allowance related to the Company’s deferred tax assets, the carrying amount of intangible assets, estimates of future EV sales and the effects thereon, and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the consolidated financial statements. The Company has cash on deposits in several financial institutions which, at times, may be in excess of FDIC insurance limits. The Company has not experienced losses in such accounts.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2015 and 2014, there was an allowance for uncollectable amounts of $140,998 and $119,936, respectively. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. There is no collateral held by the Company for accounts receivable nor does any accounts receivable serve as collateral for any of the Company’s borrowings with the exception of the Company’s convertible note payable further described in Note 11 – Notes Payable – Convertible Note Payable.

INVENTORIES

Inventory is comprised of electric charging stations and related parts, which are available for sale or for warranty requirements. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of sales and inventory that is installed on the premises of participating owner/operator properties, where the Company retains ownership, is transferred to fixed assets at the carrying value of the inventory. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. Based on the aforementioned periodic reviews, the Company recorded an inventory reserve for slow-moving, excess or obsolete inventories of $290,000 and $443,387 as of December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, the Company’s inventory was comprised solely of finished goods and parts that are available for sale.

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

FIXED ASSETS - CONTINUED

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

EV charging stations represents the cost, net of accumulated depreciation, of charging devices that have been installed on the premises of participating owner/operator properties or are earmarked to be installed. The Company held approximately $29,000 and $153,000 in EV charging stations that were not placed in service as of December 31, 2015 and 2014, respectively.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Topic 985 “Software”. Capitalization of software development costs begins upon the determination of technological feasibility. The determination of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including anticipated future gross product revenues, estimated economic life and changes in hardware and software technology. Historically, software development costs incurred subsequent to the establishment of technological feasibility have not been material.

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

During 2014, the Company determined that the goodwill related to certain acquisitions had been fully impaired and, as a result, recorded an impairment loss of $4,901,261 during the year ended December 31, 2014.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

DERIVATIVE FINANCIAL INSTRUMENTS

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the (“FASB”) (“ASC”). The accounting treatment of derivative financial instruments requires that the Company record the conversion options and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Conversion options are recorded as a discount to the host instrument and are amortized as interest expense over the life of the underlying instrument.

The Binomial Lattice Model was used to estimate the fair value of the warrants that are classified as derivative liabilities on the consolidated balance sheets. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants.

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

CONCENTRATIONS

During the year ended December 31, 2015, revenues generated from Entity A and Entity C represented approximately 18% and 16% of the Company’s total revenue, respectively. During the year ended December 31, 2014, revenues generated from Entity B represented approximately 20% of the Company’s total revenue. The Company generated grant revenues from governmental agencies (Entity A and Entity B) and charging service revenues from a customer (Entity C).

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date. As of December 31, 2015 and 2014, the Company maintained a full valuation allowance against its deferred tax assets since it is more likely than not that the future tax benefit on such temporary differences will not be realized.

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

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of outstanding stock options and warrants, plus the conversion of preferred stock and convertible notes.

The following common stock equivalents are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2015	2014

Preferred stock	48,378,148	33,607,143
Warrants	61,043,591	54,088,323
Options	7,781,667	7,690,665
Convertible note	48,840	190,476
Total potentially dilutive shares	117,252,246	95,576,607

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective on December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial position and results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations.” This Update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The Update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The adoption of ASU 2016-08 is not expected to have a material impact on our consolidated financial statement or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its consolidated financial statements or disclosures.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduce the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The Company is currently evaluating ASU 2016-10 and its impact on its consolidated financial statements or disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ECOTALITY ESTATE ACQUISTION

On December 31, 2014, the United States Bankruptcy Court, District Arizona (“Bankruptcy Court”) issued a Confirmation Order Pursuant to Bankruptcy Rule 9024 in the Bankruptcy case, in regards to: Electric Transportation Engineering Corporation (Case No. 13-626), confirming a Plan of Reorganization of Electric Transport Engineering Corporation, whereby the Official Committee of Unsecured Creditors of the estate (“Creditors”) would own 50% of the Reorganized Electric Transport Engineering Corporation (“Reorganized ETEC”) in consideration, of foregoing the amounts formerly owed by the estate and the Company would own the remaining 50% of the Reorganized ETEC. The initial consideration as of December 31, 2014 was $1,000,000, consisting of an initial payment of $275,000 (including $70,000 to be paid on behalf of the estate directly to their professional service providers and $94,035 representing forbearance of a Blink receivable from the estate) and a subsequent cash payment of $725,000. On April 10, 2015, the consideration was amended to $1,200,000 consisting of an initial payment of $375,000 (including approximately $281,000 to be paid on behalf of the estate directly to their professional service providers and $94,035 representing forbearance of a Blink network receivable from the estate) and a subsequent cash payment of $825,000 to the Creditors secured by 8,250 shares of Series B Convertible Preferred Stock issued in 2015 under the amendment. See Note 14 – Stockholders’ Deficiency – Preferred Stock - Series B Convertible Preferred Stock for additional details.

As of December 31, 2015 and 2014, the ECOtality estate consisted of no material assets, liabilities or business other than deferred tax assets associated with carryforward net operating losses (“NOLs”). Given that, as of December 31, 2015 and 2014, there was no implemented plan to realize the benefit of those NOLs, the Company recorded a full valuation allowance against such deferred tax assets.

As of December 31, 2014, after recording the obligation to pay the estate’s professional service providers and the forbearance of the Blink receivable from the estate, the Company established a payable to the estates’ creditor in the amount of $835,965 and expensed the $1,200,000 of consideration within operating expenses on the consolidated statements of operations during the year ended December 31, 2014.

5. ASSETS AND LIABILITIES TRANSFERRED TO TRUST MORTGAGE – 350 GREEN

SUMMARY

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

Through April 16, 2014, 350 Green was a wholly-owned subsidiary of the Company in which the Company had full control and was consolidated. Beginning on April 17, 2014, 350 Green was deemed to be a VIE and, therefore, we continued to consolidate 350 Green. On July 8, 2015, the Company and the trustee of 350 Green agreed to settle the note receivable in the amount of $314,598 for $25,000 in full satisfaction of the note. On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. v. 350 Green, LLC in favor of JNS. See Note 17 – Commitments and Contingencies – Litigation for additional details. As a result of the above developments, the Company is in the process of periodically reevaluating the nature of its interests in 350 Green, including whether or not the Company has achieved full isolation of the assets and memberships interests of 350 Green, ensuring that the Company could not be required to provide direct or indirect financial support to the former subsidiary or its creditors.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ASSETS AND LIABILITIES TRANSFERRED TO TRUST MORTGAGE – 350 GREEN – CONTINUED

The following amounts pertaining to 350 Green are included in the consolidated statements of operations for the years ended December 31, 2015 and 2014:

	For The Year Ended December 31, 2015	For The Period From April 17, 2014 to December 31, 2014

Revenues	$-	$2,723

Cost of Revenues	(209,086)	97,988

Gross Profit (Loss)	209,086	(95,265)

Operating Expenses:
Other operating expenses	-	254,036
General and administrative expenses	25,114	166,273
Loss on sale/replacement of EV charging stations	-	48,427
Total Operating Expenses	25,114	468,736

Income (Loss) From Operations	183,972	(564,001)

Other Income (Expense):
Interest income	6,352	32,699
Gain on settlement of accounts payable	155,770	-
Gain on settlement of debt	314,598	-
Loss on settlement of note receivable	(271,092)	-

Total Other Income, net	205,628	32,699

Net Income (Loss)	$389,600	$(531,302)

The following represents the change in the balance of the non-controlling interest:

Balance - December 31, 2014	$-

Net liabilities of 350 Green on April 17, 2014 (date of loss of control)	(3,869,428)

Net loss of 350 Green	(531,302)

Balance - December 31, 2014	(4,400,730)

Net income of 350 Green	389,600

Balance - December 31, 2015	$(4,011,130)

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ASSETS AND LIABILITIES TRANSFERRED TO TRUST MORTGAGE – 350 GREEN - CONTINUED

ACCRUED EXPENSES

Accrued expenses included in our consolidated balance sheet pertaining to 350 Green consisted of the following:

	December 31,
	2015	2014

Accrued taxes	$5,969	$113,531
Accrued host fees	-	51,064
Accrued fees	-	158,021
Total	$5,969	$322,616

Accrued fees at December 31, 2014 consisted of disputed network fees and documentation requirements pertaining to chargers acquired as a result of the acquisition of 350 Green. A network operator had withheld revenues covering the period of April 2013 through June 2015. On June 29, 2015, the parties reached a settlement whereby the network operator forgave the subsidiaries of the Company, exclusive of 350 Green, of the net amount owed to the network operator by 350 Green, which resulted in a gain of $155,770.

6. FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2015	2014
EV charging stations	$4,805,340	$4,708,182
Software	464,997	464,997
Automobiles	132,751	269,915
Office and computer equipment	126,459	98,405
Machinery and equipment	71,509	71,509
	5,601,056	5,613,008
Less: accumulated depreciation	(4,100,163)	(3,305,891)
Fixed assets, net	$1,500,893	$2,307,117

Depreciation and amortization expense related to fixed assets was $925,039 and $2,699,572 for the years ended December 31, 2015 and 2014, respectively, of which $847,384 and $2,455,885, respectively, was recorded within cost of sales in the accompanying consolidated statements of operations.

The Company sustained operating and cash flow losses from inception through December 31, 2014 which formed a basis for performing an impairment test of its electric charger fixed asset group. The assets were grouped on a state by state basis as the overwhelming majority of chargers were deployed in major metropolitan areas of heavily populated states that encouraged “green” public policy. Furthermore, the chargers in those areas had a symbiotic relationship to one another as they provided alternative charging sources within a geographically concentrated area. The Company performed a recoverability test on these chargers and for those charger groups that failed the test based on a comparative measurement of undiscounted cash flows, we measured and recorded an impairment charge based on a measurement of fair value of those assets using an income approach. The key assumptions used in the estimates of projected cash flows utilized in both the test and measurement steps of the impairment analysis were projected revenues and related host payments. These forecasts were based on actual revenues for the eight months ended May 31, 2014 and took into account recent developments as well as the Company’s plans and intentions. These are considered level 3 inputs in the fair value hierarchy (See Note 3). Based upon the results of the discounted cash flow analysis, the Company recorded an impairment charge on certain chargers of $631,011 during the year ended December 31, 2014.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FIXED ASSETS - CONTINUED

On April 2, 2015, the Company was notified by a host to remove 304 level 2 charging stations from its various locations throughout the United States, installed by 350 Green prior to the Company’s acquisition of 350 Green which is currently owned by EVSE. The customer alleged material breaches by 350 Green of the Charging Station License Agreement between the parties. As a result of the notification, the Company performed an impairment test on those specific charging stations and concluded they were fully impaired. As a result, the Company recorded an impairment charge of $333,974 during the year ended December 31, 2014. On July 10, 2015, the Company sold 142 of these charging stations to a competitor with a net carrying value of $0 for an aggregate purchase price of $106,700, resulting in a gain of $106,700.

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

In conjunction with the acquisition of assets the Blink Network on October 16, 2013, the Company acquired approximately 4,300 chargers. All of the chargers were funded under a grant from the United States Department of Energy (“DOE”). The contracts entered into by ECOtality (the owner of the Blink Network) generally stipulated that title to the chargers rested with ECOtality until such time as the DOE grant terminated (originally scheduled as December 31, 2013). As described in Note 9 - Accrued Expenses - U.S. Department of Energy Obligation, the Company sought to novate the DOE grant to fulfill ECOtality’s obligations and receive any remaining funds available under the terms of the grant. Meanwhile, the Company sought to convert the old ECOtality contracts with the hosts into new contracts with the Company and among other things, gain ownership of the chargers. On August 8, 2014, the Company was apprised by the DOE that it would not novate the grant. The Company determined that 2,813 level 2 chargers with a net book value of $1,276,749 and 38 DC Fast Chargers with a net book value of $314,366 were owned by their respective hosts. The Company recorded a charge to operating expenses of $1,591,115 during the year ended December 31, 2014 pertaining to chargers whose title was lost as result of the DOE grant not being novated.

7. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2015	2014
Trademarks	$17,580	$17,580
Patents	132,661	132,661
	150,241	150,241
Less: accumulated amortization	(23,445)	(13,129)
Intangible assets, net	$126,796	$137,112

Amortization expense related to intangible assets was $10,316 and $290,374 for the years ended December 31, 2015 and 2014, respectively.

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. OTHER ASSETS

Other assets consist of the following:

	December 31,
	2015	2014

Nissan chargers	$-	$462,552
Deposits	73,513	69,001
Inventory conversion costs	51,716	28,307
Other	6,814	9,843
	$132,043	$569,703

See Note 17 – Commitments and Contingencies – Business Agreements for details associated with the Nissan North America (“Nissan”) direct current fast chargers (“DCFC”).

9. ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	December 31,
	2015	2014

Registration rights penalty	$728,750	$2,569,788
Obligation to U.S. Department of Energy	-	1,833,896
Accrued consulting fees	916,925	936,862
Due to Creditors Committee of the Ecotality Estate	-	1,035,965
Accrued host fees	873,544	680,080
Accrued professional, board and other fees	1,069,341	883,707
Accrued wages	187,779	322,651
Warranty payable	223,988	196,402
Accrued taxes payable	355,949	146,577
Warrants payable	77,761	63,533
Accrued issuable equity	324,894	-
Accrued interest expense	83,843	42,202
Dividend payable	293,200	20,800
Deferred rent	-	6,564
Other accrued expenses	10,750	-
	$5,146,724	$8,739,027

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ACCRUED EXPENSES – CONTINUED

REGISTRATION RIGHTS PENALTY

In connection with the sale of the Company’s common stock and warrants during the year ended December 31, 2013, the Company granted the purchasers and the placement agents registration rights on the common stock and warrants within 60 days of the date of the sale of the stock, as amended. The Stock Purchase Agreement (“SPA”) provided for a penalty provision of 1% of the gross proceeds for each month that the shares are not registered, not to exceed 10%. The Securities and Exchange Commission (“SEC”) notified the Company that it could not review its registration statement until such time as the Company furnished two years of audited financial statements of 350 Green and ECOtality as the acquisitions were deemed significant. The Company sought a waiver of the audit requirement but the SEC denied the granting of a waiver. On February 5, 2015, the holders of a majority of the shares affected by the registration rights penalty granted the Company the option to satisfy the accrued registration rights penalty and related interest as of December 23, 2014 totaling $1,724,823 in Series C Convertible Preferred Stock with a stated value of $100 per share, in lieu of cash. The Company elected this option which required the Company to pay a 20% premium causing the liability to increase to $1,850,188, exclusive of interest of $219,600. On February 10, 2015, the Company issued 20,414 shares of Series C Convertible Preferred Stock and on March 31, 2015, the Company issued the remaining 283 shares of Series C Convertible Preferred Stock, such that there was no liability related to the 2013 SPA as of December 31, 2015.

In connection with the sale of the Company’s Series C Convertible Preferred Stock during the years ended December 31, 2015 and 2014, the Company granted the purchasers certain registration rights. As of December 31, 2015 and 2014, the Company was not in a position to furnish two years of audited financial statements of 350 Green and ECOtality to the SEC, therefore the SEC was unable to review any registration statement, if submitted. As a result, the Company accrued $728,750 and $500,000 of Series C Convertible Preferred Stock registration rights penalties at December 31, 2015 and 2014, respectively, related to the 2014 and 2015 SPAs, which represents 12.5% of the Series C Convertible Preferred Stock subscription amount.

OBLIGATION TO U.S. DEPARTMENT OF ENERGY

In conjunction with the U.S. Department of Energy (“DOE”) grant, the DOE owns 51% of all property reimbursed under the terms of the grant with a per unit fair value in excess of $5,000 but allows for the grantee to purchase the DOE’s share at the end of the grant. The DOE grant was under novation negotiations and terminated as of December 31, 2013. On August 8, 2014, the DOE notified the Company that it would not novate the DOE grant. On September 2, 2014, the Company was notified by the DOE that the DOE had no property interest in the 93 DCFCs in the Company’s inventory which resulted in a release from liability to the DOE of $482,611.

Additionally, during 2014, the DOE notified the Company that it continues to have a property interest in the 107 installed DCFCs if the fair market value of each DCFC had a market value in excess of $5,000 on October 16, 2013, the date of the Blink purchase agreement approved by the bankruptcy court. The DOE requested documentation describing the data, assumption and methodologies that the Company used to determine the value as of the closing date. The Company provided the DOE with additional documentation and calculations supporting its belief that each DCFC acquired as of the closing date of the Blink purchase agreement approved by the bankruptcy court had a fair market value of less than $5,000. On May 5, 2015, the DOE notified the Company that it agreed with the Company’s analysis and had determined that the DOE’s interest in the DCFCs was extinguished. As a result, the Company reversed the $1,833,896 accrued liability in the second quarter of 2015 commensurate with the date of the DOE notification.

DUE TO CREDITORS COMMITTEE OF THE ECOTALITY ESTATE

On April 10, 2015, the consideration associated with the strategic transaction to acquire a 50% interest in the Reorganized Electric Transportation Engineering Corporation of America (“ECOtality”) was amended to an aggregate of $1,200,000, consisting of an initial payment of $375,000 (including $280,965 to be paid on behalf of the estate directly to their professional service providers and $94,035 representing forbearance of a Blink network receivable from the estate) and the issuance of 8,250 shares of Series B Convertible Preferred Stock. As of December 31, 2014, the Company had paid $70,000 and forborne the $94,035 receivable, such that the liability was $1,035,965. During the year ended December 31, 2015, the Company paid $210,965 and issued the Series B Convertible Preferred Stock, such that there was no liability as of December 31, 2015. See Note 14 – Stockholders’ Deficiency – Preferred Stock – Series B Convertible Preferred Stock for additional details.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ACCRUED EXPENSES – CONTINUED

ACCRUED PROFESSIONAL, BOARD AND OTHER FEES

Accrued fees consist of investment banking fees, professional fees, bonuses, board of director fees, network fees, installation costs and other miscellaneous fees. As of December 31, 2015 and 2014, accrued investment banking fees were $762,300 and $500,000, respectively, which were payable in cash. See Note 13 – Fair Value Measurement – Warrants Payable and Note 14 – Stockholders’ Deficiency – Preferred Stock - Series C Convertible Preferred Stock for additional details.

WARRANTY PAYABLE

The Company provides a limited product warranty against defects in materials and workmanship for its Blink residential and commercial chargers, ranging in length from one to two years. The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of sales. Estimated warranty costs are based on historical product data and anticipated future costs. Should actual failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. Warranty expenses for the years ended December 31, 2015 and 2014 were $446,625 and $287,409, respectively.

WARRANTS PAYABLE

In conjunction with the Beam acquisition, the agreement provided for anti-dilution protection to former members of Beam until such time as a former member sells or disposes of all of his CCGI common stock. As specified in the agreement, if the Company issues securities below $1.58 (a “Triggering Event”), the Company is required to issue a warrant to each former member to purchase an additional number of Company common shares at the Triggering Event price. The Company has accrued for warrants payable based on the Triggering Events that have occurred through December 31, 2015, as discussed in Note 14 – Stockholders’ Deficiency. During the year ended December 31, 2014, the Company issued warrants to purchase an aggregate of 746,098 shares of common stock at an estimated fair value of $259,690 to the former Beam members. During the year ended December 31, 2015, the Company issued one-year warrants to purchase an aggregate of 325,394 shares of common stock at an estimated fair value of $26,212 to the former Beam members which was recorded as a $11,919 reduction of warrants payable and the remainder of $14,293 was recorded as a change in fair value of derivative liability. The warrants had exercise prices ranging from $0.17 to $1.50 per share.

As of December 31, 2015, the Company accrued $77,761 related to investment banking fees which were payable in warrants. See Note 13 – Fair Value Measurement – Warrants Payable and Note 14 – Stockholders’ Deficiency – Preferred Stock - Series C Convertible Preferred Stock for additional details.

10. ACCRUED PUBLIC INFORMATION FEE

In accordance with the SPA of October 11, 2013 and December 9, 2013, the Company was required to be compliant with Rule 144(c)(1) of the SEC, as defined, so as to enable investors to sell their holdings of Company shares in accordance with the SPA. In the event of the Company’s noncompliance with Rule 144(c)(1) at any time after the six (6) month anniversary of the offering, the investors are entitled to receive a cash fee of 1% of the aggregate subscription amount of the purchaser’s securities, plus an additional 1% for every pro rata 30 day period that the Company is not in compliance. During 2014 and 2015, the Company was late with several SEC filings resulting in its non-compliance with Rule 144(c)(1). As of December 31, 2015 and 2014, the Company had accrued $2,433,734 and $711,517, respectively, associated with the obligation.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. NOTES PAYABLE

CONVERTIBLE NOTE

On November 14, 2014, the Company issued a two-month convertible note in the principal amount of $200,000 to an investor which is convertible into the Company’s common stock at $1.05 per share of common stock, bears interest at 12% per annum and is secured by substantially all the assets of the Company. In connection with the convertible note issuance, the Company issued the investor an immediately vested five-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.05 per share. The relative fair value of the warrant on the date of the grant was estimated at $79,983 using the Black-Scholes valuation model under the following assumptions: (1) expected volatility of 127.5%, (2) risk-free interest rate of 1.65%, (3) expected term of five years and (4) 0% dividend yield. The relative fair value of the warrant was recorded as a debt discount, with a corresponding credit to additional paid in capital, which was amortized over the term of the note.

On February 20, 2015, the Company renegotiated the terms of the $200,000 secured convertible note such that the due date was extended to March 31, 2015. In connection with the extension, the Company issued the investor an immediately vested five-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant had an issuance date fair value of $23,641, which was recognized as amortization of debt discount during the year ended December 31, 2015.

On May 1, 2015, the Company further renegotiated the terms of the $200,000 secured convertible note such that: (i) the unpaid balance would accrue interest at the rate of 2% per month effective April 1, 2015 and (ii) the maturity date was extended to June 1, 2015. In connection with the extension, the Company: (i) issued the lender an immediately vested five-year warrant to purchase 50,000 shares of the Company’s common stock at $1.00 per share with an issuance date fair value of $13,516 which was recorded as a derivative liability and (ii) extended the expiration dates of warrants issued in October 2012 to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.00 per share to the lender and its affiliates from October 2015 to October 2017 and recorded incremental compensation cost of $12,954.

On November 9, 2015, the Company further renegotiated the terms of the $200,000 secured convertible note such that: (i) the Company shall pay the lender $61,000 comprised of $50,000 of principal and interest of $11,000; (ii) interest payable on the note accrues interest at a rate of 1.5% per month effective April 1, 2015 and (iii) the maturity date was extended to February 29, 2016. In connection with the extension, the Company issued the lender an immediately vested five-year warrant to purchase 280,000 shares of the Company’s common stock at $1.00 per share with an issuance date fair value of $7,959 which was recorded as a derivative liability. As of December 31, 2015, the Company made an aggregate of $150,000 of principal repayments to the lender, such that a principal balance of $50,000 was outstanding and is currently past due.

Amortization of debt discount for the years ended December 31, 2015 and 2014 was $63,473 and $61,626, respectively, related to convertible notes payable.

NON-CONVERTIBLE NOTES

In conjunction with the acquisition of 350 Green in in April 2013, the Company issued a non-interest bearing note to the former members of 350 Green, secured by certain assets of the Company, in the amount of $500,000, which requires a $10,000 payment at closing, a subsequent monthly payment of $10,000 and monthly payments of $20,000 thereafter until such time as the note is paid in full, circa May 2015. The Company imputed an interest rate of 12% per annum and recorded the debt at its present value of $444,768 on the date of issuance. As of December 31, 2015, the outstanding balance of principal and accrued interest was $327,967 and $32,034, respectively. As the Company has not made any payments since November 2013, the note is currently in default. See Note 16 - Commitments and Contingencies - Litigation for details of litigation associated with the default.

During the period of October 6, 2014 through December 1, 2014, the Company issued four six-month notes to the Company’s Executive Chairman of the Board of Directors in aggregate of $135,000 which bear interest at 8% per annum and are secured by substantially all the assets of the Company. During the year ended December 31, 2015, the company made aggregate principal repayments of $115,000, such that the remaining principal balance was $20,000 as of December 31, 2015.

On December 15, 2014, the Company issued a six-month note in the principal amount of $65,000 bearing interest at 8% per annum to a company for which the Company’s Executive Chairman of the Board of Directors is the majority shareholder and an officer of the company. During the year ended December 31, 2014, the note and accrued interest thereon was repaid in full.

INTEREST EXPENSE

Interest expense on notes payable for the years ended December 31, 2015 and 2014 was $82,565 and $235,065, respectively.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. NOTES PAYABLE – CONTINUED

PRINCIPAL REPAYMENTS

During the years ended December 31, 2015 and 2014, the Company made aggregate principal repayments of $328,330 and $213,843, respectively, associated with convertible and non-convertible notes payable.

12. DEFERRED REVENUE

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

Grant, rebate and incentive revenue recognized during the years ended December 31, 2015 and 2014 was $1,169,149 and $950,358, respectively.

Deferred revenue consists of the following:

	December 31,
	2015	2014

Nissan	$144,072	$681,758
NYSERDA	90,021	279,477
CEC	84,274	205,140
NV Energy Commission	17,626	32,626
PA Turnpike	64,747	-
Green Commuter	500,000	-
Other	132,563	36,331
Total deferred revenue	1,033,303	1,235,332
Deferred revenue, non-current portion	(109,180)	(275,370)
Current portion of deferred revenue	$924,123	$959,962

It is anticipated that deferred revenue as of December 31, 2015 will be recognized over the next four years as follows:

For the Year Ending
December 31,	Revenue

2016	$924,123
2017	60,190
2018	35,398
2019	13,592
Total	$1,033,303

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENT

DERIVATIVE LIABILITIES

See Note 14 – Stockholders’ Deficiency for details associated with warrants classified as derivative liabilities that were issued in connection with the sale of common stock and Series C Convertible Preferred Stock. See Note 11 – Notes Payable – Convertible Note for warrants classified as derivative liabilities that were issued in connection with a convertible note.

During the year ended December 31, 2014, the Company, in consideration of the amendment of certain warrants to remove the exercise price reset provision (the “Amended Warrants”), offered to issue a warrant to purchase a number of shares of common stock equal to 25%-27% of the number of shares underlying the amended warrant (the “Inducement Warrants”). The Inducement Warrants vest immediately, have a term of five years and an exercise price equal the fair market value of the Company’s common stock on the date of issuance. As a result, during the year ended December 31, 2014, warrants to purchase an aggregate of 9,881,418 shares of common stock were amended to remove the exercise price reset provision which resulted in the reclassification of $4,345,355 from derivative liability to additional paid in capital, which fair value was recomputed on the date of amendment. The Amended Warrants had an aggregate fair value of $1,596,685 as of the date of amendment, which represented a reduction in fair value of $2,748,670. In addition, Inducement Warrants to purchase an aggregate of 2,626,068 shares of common stock were issued during the year ended

December 31, 2014 and had an issuance date fair value of an aggregate of $382,753 which was recorded as inducement expense in the accompanying consolidated statement of operations during the year ended December 31, 2014.

On December 23, 2014, the Company reclassified warrants to purchase 31,896,182 shares of common stock with a value of $914,977 from additional paid in capital to derivative liabilities as a result of the existence of a provision that provides for a cash payment to the holder equal to the value of the warrant as computed using the Black-Scholes option pricing model upon a future fundamental transaction, as defined in the agreement. The Company has determined that the occurrence of a fundamental transaction is no longer under its control due to the December 23, 2014 (the date of issuance of Series C Convertible Preferred Stock) effectiveness of the Series A Preferred Stock holder’s (the Company’s Executive Chairman of the Board of Directors) waiver of his super voting rights which permitted him votes equal to five times the number of his common stock equivalents.

WARRANTS PAYABLE

See Note 9 – Accrued Expenses – Warrants Payable for details associated with warrants issued in connection with former members of Beam.

In connection with sales of Series C Convertible Preferred Stock during the year ended December 31, 2015, the Company incurred issuance costs which included an obligation to issue investment banker warrants to purchase 10% of the securities sold. The warrant obligation had an aggregate fair value of $221,709 on the date of the sale of the Series C Convertible Preferred Stock. The warrant obligation had a fair value of $77,735 as of December 31, 2015, which represented a reduction in fair value of $143,974, which was included within the change in fair value of warrant liabilities during the year ended December 31, 2015. See Note 14 – Stockholders’ Deficiency – Preferred Stock - Series C Convertible Preferred Stock for additional details.

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENT – CONTINUED

SUMMARY

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Years Ended
	December 31,
	2015	2014

Risk-free interest rate	0.02% - 1.30%	1.10%
Expected term (years)	1.00 - 5.05	2.78 - 4.98
Expected volatility	84% - 105%	84%
Expected dividend yield	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

	December 31,
	2015	2014

Derivative Liabilities
Beginning balance as of January 1,	$3,635,294	$9,511,364
Issuance of Series C derivative liability	-	529,905
Issuance of warrants	501,259	-
Change in classification	281,403	914,977
Change in fair value of derivative liability	(3,067,075)	(2,975,597)
Extinguishment	-	(4,345,355)
Ending balance as of December 31,	$1,350,881	$3,635,294

Warrants Payable
Beginning balance as of January 1,	$63,533	$1,216,000
Provision for new warrant issuances	6,059	66,963
Accrual of other warrant obligations	221,709	-
Change in fair value of warrants payable	(201,621)	(34,240)
Change in estimate	-	(925,500)
Issuance of warrants	(11,919)	(259,690)
Ending balance as of December 31,	$77,761	$63,533

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENT – CONTINUED

SUMMARY - CONTINUED

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$1,350,881	$1,350,881
Warrants payable	-	-	77,761	77,761
Total liabilities	$-	$-	$1,428,642	$1,428,642

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$3,635,294	$3,635,294
Warrants payable	-	-	63,533	63,533
Total liabilities	$-	$-	$3,698,827	$3,698,827

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCKHOLDERS’ DEFICIENCY

AUTHORIZED CAPITAL

As of December 31, 2015, the Company was authorized to issue 500,000,000 shares of common stock, $0.001 par value, and 40,000,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock is designated as follows: 20,000,000 shares to Series A Convertible Preferred Stock; 10,000 shares to Series B Convertible Preferred Stock; 250,000 shares to Series C Convertible Preferred Stock; and 19,740,000 shares undesignated.

OMNIBUS INCENTIVE PLANS

On November 30, 2012, the Board of the Company, as well as a majority of the Company’s shareholders, approved the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2012 Plan may be Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be Non-Qualified Stock Options. The 2012 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of Common Stock for which stock options or awards may be granted pursuant to the 2012 Plan is 5,000,000, adjusted as provided in Section 11 of the 2012 Plan. The 2012 Plan expired on December 1, 2014. As of December 31, 2015, 3,320,000 stock options had been issued and are outstanding to employees and consultants. All options vest ratably over three years from date of issuance, December 27, 2012, and expire in five years from date of issuance.

On January 11, 2013, the Board of the Company approved the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2013 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The 2013 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2013 Plan is 5,000,000, adjusted as provided in Section 11 of the 2013 Plan. No awards may be issued after December 1, 2015. The 2013 Plan was approved by a majority of the Company’s shareholders on February 13, 2013. As of December 31, 2015, options to purchase 2,351,667 shares of common stock and 1,373,621 shares of common stock were outstanding to employees and consultants of the Company, respectively.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

OMNIBUS INCENTIVE PLANS - CONTINUED

On March 31, 2014, the Board of the Company approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2014 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant. The 2014 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2014 Plan is 5,000,000, adjusted as provided in Section 11 of the 2014 Plan. No awards may be issued after December 1, 2016. The 2014 Plan was approved by a majority of the Company’s shareholders on April 17, 2014. As of December 31, 2015, options to purchase 1,965,000 shares of common stock and 2,522,383 shares of common stock were outstanding to employees and consultants of the Company, respectively.

On February 10, 2015, the Board of the Company approved the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2015 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant. The 2015 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2015 Plan is 5,000,000, adjusted as provided in Section 11 of the 2015 Plan. No awards may be issued after March 11, 2017. The 2015 Plan was approved by a majority of the Company’s shareholders on April 21, 2015. As of December 31, 2015, options to purchase 145,000 shares of common stock and 489,409 shares of common stock were outstanding to employees and consultants of the Company, respectively.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

PREFERRED STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

In connection with the closing of the Share Exchange Agreement, on December 7, 2009 the Company issued 10,000,000 shares of Series A Convertible Preferred Stock to the Company’s Executive Chairman of the Board of Directors. The Series A Convertible Preferred Stock have a par value of $0.001 and are convertible into 2.5 shares of common stock for every Series A Convertible Preferred share so long as Series C Convertible Preferred Stock is outstanding. The Series A Convertible Preferred Stock has no redemption rights. The Series A Convertible Preferred Stock shall have no liquidation preference so long as the Series C Convertible Preferred Stock shall be outstanding. Up until December 23, 2014 (the date of issuance of Series C Convertible Preferred Stock), the Series A Convertible Preferred Stock had five times the vote of a share of its common stock equivalent. At the point in time that the Series C Convertible Preferred Stock is no longer outstanding, the super voting rights are automatically reinstated.

See Note 17 – Commitments and Contingencies – Employment Agreement for details associated with the issuance of Series A Convertible Preferred Stock.

SERIES B CONVERTIBLE PREFERRED STOCK

On April 21, 2015, the Company designated 10,000 shares of Series B Convertible Preferred Stock with a par value of $0.001 and a stated value of $100 per share. The Series B Convertible Preferred Stock has no voting rights except under limited conditions. The holders of Series B Convertible Preferred Stock and the holders of Series C Convertible Preferred Stock, shall proportionately be entitled to receive out of the assets, whether capital or surplus, of the Company an amount in cash equal to the stated value for each respective share of Series B Convertible Preferred Stock or Series C Convertible Preferred Stock before any payments or distributions are made to holders of Series A Convertible Preferred Stock or holders of common stock. As of December 31, 2015, the liquidation preference for the 8,250 issued and outstanding shares of Series B Convertible Preferred Stock was equal to $825,000. The holder of the Series B Convertible Preferred Stock is entitled to redeem: (i) 2,750 shares on December 31, 2016; (ii) 2,750 shares on December 31, 2017; and (iii) 2,750 shares on December 31, 2018. However, the Company may choose not to honor the redemption request, in which case the holder becomes entitled to immediately, or anytime thereafter, convert the Series B Convertible Preferred Stock into common stock by dividing the aggregate stated value by the conversion price. The conversion price is equal to the average closing price of the prior 30 trading days as of the date of the request to convert. The Company may, at any time, elect to redeem all or part of the Series B Convertible Preferred Stock at the stated value.

During the year ended December 31, 2015, the Company issued 8,250 shares of Series B Convertible Preferred Stock to the Creditors of ECOtality as partial consideration for the strategic transaction to acquire a 50% interest in ECOtality. In addition, the parties entered into a tax sharing agreement which stipulates that any benefit that CCGI realizes from the use of the ECOtality net operating loss carryforwards (“NOLs”), up to $925,000, must be paid to the ECOtality estate and such payments would result in the cancellation of a commensurate stated value amount of Series B Convertible Preferred Stock. After reviewing the terms of the Series B Convertible Preferred Stock and the embedded conversion option (“ECO”), the Company determined that the Series B Convertible Preferred Stock is classified as temporary equity and the ECO is not bifurcated, is not accounted for as a derivative and is not a beneficial conversion feature. The temporary equity classification of the Series B Convertible Preferred Stock is in accordance with ASC 480-10-s99 - Distinguishing Liabilities from Equity – Overall – SEC Materials and Accounting Series Release (“ASR”) 268 – Presentation in Financial Statements of “Redeemable Preferred Stock”, as the Company does not control settlement by delivery of its own common shares because there is no cap on the number of common shares that could potentially be issuable upon redemption and therefore cash settlement is presumed.

See Note 4 – Ecotality Estate Acquisition and Note 9 – Accrued Expenses – Due to Creditors Committee of the ECOtality Estate for additional details.

See Note 14 – Stockholders’ Deficiency – Common Stock for details associated with the exchange of Series B Convertible Preferred Stock for common stock.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

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

The Series C Convertible Preferred Stock is not mandatorily redeemable, because the instrument does not embody an unconditional obligation requiring the issuer to redeem the instrument at a specified or determinable date or upon an event that is certain to occur. The Series C Convertible Preferred Stock is contingently redeemable anytime following the second anniversary of its issuance. Accordingly, the Series C Convertible Preferred Stock is be classified as permanent equity. Because the embedded conversion option is clearly and closely related to the equity host, even though it has adjustment provisions that causes it not to be indexed to the Company’s own stock, it is not bifurcated and is not accounted for as a derivative liability.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

PREFERRED STOCK – CONTINUED

SERIES C CONVERTIBLE PREFERRED STOCK – CONTINUED

On December 23, 2014, the Company entered into a securities purchase agreement with certain investors for an aggregate of $6,000,000 (the “Aggregate Subscription Amount”). Pursuant to the securities purchase agreement, the Company issued the following to the purchasers: (i) 60,000 shares of Series C Convertible Preferred Stock convertible into 8,571,429 shares of the Company’s common stock, par value $0.001; and (ii) warrants to purchase an aggregate of 8,571,429 shares of common stock at an exercise price of $1.00 per share that contain exercise price reset provisions. In addition, 250 shares of Series C Convertible Preferred Stock convertible into 35,714 shares of common stock, with a value of $25,000, were issued as compensation to purchasers for legal fees. The release of the Aggregate Subscription Amount to the Company was subject to the Company meeting certain milestones. The aggregate issuance date fair value of the warrants totaled $529,905 using the Binomial Lattice Model, which was recorded as a debit to preferred stock discount and a credit to derivative liabilities, and the net carrying value of the preferred stock is $5,470,096 (the $6,000,000 subscription amount, less the $529,904 preferred stock discount, or 9% and 91% of the $6,000,000 subscription amount, respectively). The aggregate of $530,000 of issuance costs were allocated amongst the instruments and (a) 91% or $483,192 was allocated to the preferred stock and was debited to additional paid in capital; and (b) 9% or $46,808 was allocated to the derivative liabilities and was recognized immediately. The aggregate preferred stock discount of $1,013,096 (warrants of $529,904 plus allocated issuance costs of $483,192) will not be amortized until/if redemption becomes probable. On December 23, 2014, all the initial closing conditions were met so the Company received $2,000,000 of the Aggregate Subscription Amount and the remaining $4,000,000 was deposited into an escrow account which was recorded as a charge to additional paid-in capital. During the year ended December 31, 2015, the Company did not meet certain defined milestones by their targeted completion dates. Notwithstanding, the purchasers released an aggregate of $3,000,000 of the Aggregate Subscription Amount to the Company during the year ended December 31, 2015. Pursuant to an election of the purchasers, $1,000,000 was returned to the purchasers in July 2015 from escrow and was not provided to the Company, such that the Company received an aggregate of $5,000,000 of the Aggregate Subscription Amount, as compared to the $6,000,000 originally contemplated. The return of escrowed funds did not require the purchasers to return any portion of the shares of Series C Convertible Preferred Stock.

On July 24, 2015, the Company entered into a securities purchase agreement with a purchaser for net proceeds of an aggregate of $710,740 (gross proceeds of $830,000 less issuance costs of $119,260 which, as of December 31, 2015, had not been paid and were included within accrued expenses). Pursuant to the securities purchase agreement, the Company issued the following to the purchaser: (i) 9,223 shares of Series C Convertible Preferred Stock, and (ii) a five-year warrants to purchase 1,318,889 shares of common stock for an exercise price of $1.00 per share with an issuance date fair value of $88,905 which was recorded as a derivative liability.

In July 2015, the Company agreed to pay a consultant an aggregate of $10,000 in cash and issue to the consultant 300 shares of Series C Convertible Preferred Stock at a fair value of $30,000.

On October 14, 2015, the Company entered into a securities purchase agreement with a purchaser for net proceeds of an aggregate of $954,540 (gross proceeds of $1,100,000 less issuance costs of $145,460 which, as of December 31, 2015, had not been paid and were included within accrued expenses). Pursuant to the securities purchase agreement, the Company issued the following to the purchaser: (i) 18,333 shares of Series C Convertible Preferred Stock, and (ii) a five-year warrant to purchase 2,618,997 shares of common stock for an exercise price of $1.00 per share with an issuance date fair value of $79,411 which was recorded as a derivative liability.

During the years ended December 31, 2015 and 2014, 6,777 and 0 shares of Series C Convertible Preferred Stock were issued as payment of dividends in kind. As of December 31, 2015 and 2014, the Company recorded a dividend payable liability on the shares of Series C Convertible Preferred Stock of $293,200 and $20,800, respectively.

In the event of a liquidation, the Series C Convertible Preferred Stock is also entitled to a liquidation preference equal to the stated value plus any accrued and unpaid dividends, which, as of December 31, 2015, was equal to $12,326,200.

See Note 9 – Accrued Expenses – Registration Rights Penalty, Note 13 – Fair Value Measurement, Note 17 – Commitments and Contingencies – Employment Agreement and Note 18 – Subsequent Events for details associated with the issuance of Series C Convertible Preferred Stock and warrants.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to preferred stock, common stock, stock options and warrants for the years ended December 31, 2015 and 2014 of $4,065,830 and $4,238,751, respectively. As of December 31, 2015, there was $378,349 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.40 years.

STOCK OPTIONS

In accordance with the agreements of the respective non-employee members of the Board of the Directors, in addition to a cash fee, the Company is required to issue an option to purchase 5,000 shares of common stock for each Board meeting and each committee meeting of the Board of Directors. The options vest in two years from the date of issuance, expire five years from the date of issuance and have an exercise price of $0.01 above the closing price of the Company’s common stock on the date of the grant. During the year ended December 31, 2014, the Company issued options to purchase 220,000 shares of the Company’s common stock (100,000 shares under the 2013 Plan and 120,000 shares under the 2014 Plan) at exercise prices ranging from $0.33 to $1.56 per share to members of the Board of Directors as compensation for attending Board meetings during this time. The fair value of the options was estimated at $164,015, which will be recognized over the service period. During the year ended December 31, 2015, the Company issued options to purchase 90,000 shares of the Company’s common stock (25,000 shares under the 2014 Plan and 65,000 shares under the 2015 Plan) at exercise prices ranging from $0.19 to $0.42 per share to members of the Board of Directors as compensation for attending Board meetings during the time.

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

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK OPTIONS – CONTINUED

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

On November 13, 2015, the Company issued five-year options to purchase an aggregate of 1,020,000 shares of the Company’s common stock under the 2014 Plan at $0.63 per share to employees for services rendered. The options had a grant date fair value of $76,731 and vest as follows: 340,000 on the date of issuance, 340,000 on the first anniversary of the date of issuance, 340,000 on the second anniversary of the date of issuance 340,000 on the third anniversary of the date of issuance.

On November 17, 2015, the Company issued a five-year option to purchase 25,000 shares of the Company’s common stock under the 2014 Plan at $1.05 per share to an employee for services rendered. The option vested immediately and had a grant date fair value of $297.

During the year ended December 31, 2015, the Company issued five-year options to purchase 55,000 shares of the Company’s common stock at exercise prices ranging from $0.17 to $0.39 per share to a member of the Board of Directors as compensation for attending meetings of the OPFIN Committee. The options vested immediately and had a grant date fair value of $7,820, which was recognized immediately.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Year Ended
	December 31,
	2015	2014

Risk free interest rate	0.63% - 1.12%	0.46% - 1.77%
Expected term (years)	2.50 - 5.00	2.50 - 4.00
Expected volatility	87% - 128%	85% - 141%
Expected dividends	0.00%	0.00%

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK OPTIONS – CONTINUED

A summary of the option activity during the years ended December 31, 2015 and 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value

Outstanding, December 31, 2013	4,943,665	$1.43
Granted	3,198,000	0.96
Exercised	-	-
Cancelled/forfeited/expired	(451,000)	1.33
Outstanding, December 31, 2014	7,690,665	$1.24
Granted	1,190,000	0.60
Exercised	-	-
Cancelled/forfeited/expired	(1,098,998)	1.18
Outstanding, December 31, 2015	7,781,667	$1.15	2.8	$-

Exercisable, December 31, 2015	6,460,333	$1.22	2.6	$-

The following table presents information related to stock options at December 31, 2015:

	Options Outstanding		Options Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Options	In Years	Options
$0.17 - $0.54	$0.47	675,000	3.5	675,000
$0.55 - $1.00	0.84	2,340,002	3.9	1,018,668
$1.01 - $1.45	1.16	1,431,665	2.5	1,431,665
$1.46 - $1.56	1.46	2,585,000	2.0	2,585,000
$1.57 - $1.61	1.61	750,000	2.0	750,000
		7,781,667	2.6	6,460,333

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK WARRANTS - CONTINUED

See Note 11 – Notes Payable for details associated with the issuance of warrants. See Note 9 – Accrued Expenses – Warrants Payable and Note 13 – Fair Value Measurement for details associated with the issuances of warrants to the former members of Beam and for the relevant warrant valuation assumptions. See Note 14 – Stockholders’ Deficiency – Preferred Stock - Series C Convertible Preferred Stock for details associated with issuances of warrants in connection with a securities purchase agreement.

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

On December 28, 2014, the Company issued a warrant to purchase 5,000 shares of the Company’s common stock to the Company’s Executive Chairman of the Board of Directors at an exercise price of $0.40 per share. The warrant vests immediately and expires two years from date of issuance.

On February 25, 2015, the Company entered into an agreement with certain investors in the October 2013 financing whereby the investors were issued warrants to purchase 3,336,734 shares of the Company’s common stock at an exercise price of $0.70 per share which vested immediately, expire five years from the date of issuance and contain weighted average anti-dilution and fundamental transaction provisions, as defined. These additional warrants represent the warrants the investors would have received as a result of the December 23, 2014 financing had they not previously surrendered their anti-dilution protection during 2014. The warrants, which were classified as derivative liabilities, had an aggregate fair value of $275,908, which was recognized immediately. Additionally, as a result of the December 23, 2014 financing, the exercise price of warrants to purchase an aggregate of 19,599,999 shares of common stock issued to the October 2013 and December 2013 investors was reduced to $0.70 per share. As the warrants are classified as derivative liabilities, the impact of the modification was included within change in fair value of warrant liabilities on the consolidated statement of operations during the year ended December 31, 2015.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK WARRANTS – CONTINUED

The following table accounts for the Company’s warrant activity for the years ended December 31, 2015 and 2014:

				Weighted
		Weighted		Average
		Average		Remaining	Aggregate
	Number of	Exercise		Life	Intrinsic
	Shares	Price		In Years	Value

Outstanding, December 31, 2013	37,895,137	$1.42
Issued	18,825,355	1.00
Exercised	(959,000)	0.69
Cancelled/forfeited/expired	(1,673,169)	1.58
Outstanding, December 31, 2014	54,088,323	$1.28
Issued	8,330,014	0.87
Exercised	-	-
Cancelled/forfeited/expired	(1,374,746)	1.55
Outstanding, December 31, 2015	61,043,591	$1.08	[1]	2.7	$-

Exercisable, December 31, 2015	61,043,591	$1.08	[1]	2.7	$-

[1]	During 2015, the exercise price of warrants to purchase an aggregate of 19,599,999 shares of common stock was reduced to $0.70 per share from exercise prices ranging from $1.05 to $1.00 per share.

The following table presents information related to stock warrants at December 31, 2015:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Warrants	In Years	Warrants

$0.16 - $0.97	$0.72	34,493,643	3.2	34,493,643
$0.98 - $1.01	1.00	7,427,557	4.2	7,427,557
$1.02 - $1.28	1.05	4,349,961	1.6	4,349,961
$1.29 - $2.25	1.89	14,722,430	1.2	14,722,430
$2.26 - $20.00	20.00	50,000	0.0	50,000
		61,043,591	2.7	61,043,591

COMMON STOCK

See Note 17 – Commitments and Contingencies – Employment Agreements for details associated with issuances of common stock pursuant to employment agreements.

In conjunction with a consulting agreement entered into by the Company for advisory services on September 10, 2012, during 2013 the Company awarded under the Company’s 2013 Omnibus Incentive Plan an aggregate of 400,000 fully vested shares of the Company’s common stock. The remaining obligation to issue 350,000 shares valued at $503,125 were recorded within accrued expenses as of December 31, 2015 and 2014.

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

COMMON STOCK – CONTINUED

The Company settled a pending lawsuit for past due fees due to a consulting firm in the amount of $41,000. On January 31, 2014, the parties negotiated a settlement resulting in the issuance of 4,098 fully vested shares of the Company’s common stock valued at $1.22 per share, the market value on the date of the settlement and a cash payment of $15,000. The transaction resulted in a gain on settlement of approximately $21,000 recorded in other income (expense).

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

On April 10, 2015, the Company issued 432,892 fully vested shares of its common stock to a consulting firm for services rendered by a financial consultant for the period of December 2014 through March 2015 valued at $170,100, of which $16,739 was accrued for as of December 31, 2014.

On April 24, 2015, as part of a litigation settlement, two former members of Beam were issued an aggregate of 100,000 fully vested shares of the Company’s common stock valued at $0.35 per share for an aggregate fair value of $35,000.

During the year ended December 31, 2015, the Company offered the remaining seven former Beam members shares of the Company’s common stock as consideration for surrendering their anti-dilution benefit contained in the original Beam acquisition agreement. As a result, three members accepted the Company’s offer and the Company issued an aggregate of 2,850 fully vested shares of the Company’s common stock valued at $898.

During the year ended December 31, 2015, the Company issued 184,500 fully vested shares of the Company’s common stock to members of the Board of Directors as compensation for attending Board meetings. The shares had a grant date fair value of $68,999 based on the trading price of the Company’s common stock on the dates of the respective meetings.

During the year ended December 31, 2015, the Company issued an aggregate of 72,257 of fully vested shares of the Company’s common stock at the respective closing market price on the date of the respective meetings to a member of the Board of Directors for attendance of meetings of the newly formed OPFIN Committee. The shares had an aggregate grant date fair value of $21,003 which was recognized immediately.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAXES

The Company is subject to U.S. federal and various state income taxes.

The income tax provision (benefit) for the years ended December 31, 2015 and 2014 consists of the following:

	For The Years Ended
	December 31,
	2015	2014
Federal:
Current	$-	$-
Deferred	(3,704,115)	(10,070,600)

State and local:
Current	-	-
Deferred	1,496,815	(2,073,400)
	(2,207,300)	(12,144,000)
Change in valuation allowance	2,207,300	12,144,000
Income tax provision (benefit)	$-	$-

No current tax provision has been recorded for the years ended December 31, 2015 and 2014 because the Company had net operating losses for federal and state tax purposes. The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382, and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the company immediately prior to the ownership change and subsequent ownership changes could further impact the amount of the annual limitation. An ownership change pursuant to Section 382 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited. The Company will perform a Section 382 analysis in the future. The related increase in the deferred tax asset was offset by the valuation allowance.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended
	December 31,
	2015	2014

Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(4.0)%	(7.0)%
Permanent differences	(11.1)%	(3.3)%
Other adjustment	(1.1)%	(8.0)%
Change in effective rate	23.4%	0.0%
Change in valuation allowance	26.8%	52.3%
Effective income tax rate	0.0%	0.0%

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAXES – CONTINUED

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	For The Years Ended
	December 31,
	2015	2014
Deferred Tax Assets:
Net operating loss carryforwards	$20,237,500	$17,499,000
Stock-based compensation	4,624,700	3,625,500
Provision for warrant liability	-	606,800
Accruals	1,581,900	2,397,300
Goodwill	2,318,500	2,501,500
Intangible assets	474,000	553,100
Allowance for doubtful accounts	53,600	-
Tax credits	448,300	409,000
Gross deferred tax assets	29,738,500	27,592,200

Deferred Tax Liabilities:
Fixed assets	(772,300)	(833,300)
Gross deferred tax liabilities	(772,300)	(833,300)

Net deferred tax assets	28,966,200	26,758,900

Valuation allowance	(28,966,200)	(26,758,900)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$2,207,300	$12,144,000

At December 31, 2015 and 2014, the Company had a net operating loss carry forwards for both federal and state purposes of approximately $53.3 million and $42.7 million, respectively, which may be offset against future taxable income through 2034.

The Company’s tax returns are subject to examination by tax authorities beginning with the year ended December 31, 2012.

16. RELATED PARTIES

The Company paid commissions to a company owned by its Executive Chairman of the Board of Directors totaling $47,750 and $40,250, respectively during the years ended December 31, 2015 and 2014 for business development services relating to the installations of EV charging stations by the Company in accordance with the support services contract. These amounts are recorded as compensation in the consolidated statements of operations.

The Company incurred accounting and tax service fees totaling $33,018 and $23,317, respectively for the years ended December 31, 2015 and 2014, respectively, provided by a company that is partially owned by the Company’s former Chief Financial Officer. This expense was recorded as general and administrative expense in the consolidated statements of operations.

The Company is licensing certain technology under terms of a patent licensing agreement with an entity (licensor) that is majority owned by the Executive Chairman of the Board of Directors. The Company has agreed to pay royalties to the licensor equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or uses of the licensed products and processes. As of December 31, 2015, the Company has not paid nor incurred any royalty fees related to this agreement. See Note 18 – Subsequent Events – Patent License Agreement.

See Note 11 – Notes Payable for details associated with another related party transaction. See Note 14 – Stockholders’ Deficiency – Stock warrants for details associated with warrants issued to the Company’s Executive Chairman of the Board of Directors.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

The Company’s corporate headquarters is located in Miami Beach, Florida. The Company currently leases space located at 1691 Michigan Avenue, Suite 601, Miami Beach Florida 33139. The lease was for a term of 39 months beginning on March 1, 2012 and ended May 31, 2015. Monthly lease payments were approximately $12,000 for a total of approximately $468,000 for the total term of the lease. The lease had been extended through August 1, 2015 at a cost of $13,928 per month. On July 31, 2015, the lease was further amended such that the amended lease term begins on August 1, 2015 and ends on September 30, 2018. Monthly lease payments are approximately $20,000 for a total of approximately $755,000 for the total term of the lease. Additionally, the Company had a three-year lease for an office in San Jose, California beginning on April 1, 2012 and ended April 30, 2015 with monthly lease payments of approximately $2,500 for a total of approximately $92,000 for the total term of the lease. The lease was extended to April 30, 2016 at a monthly rental cost of $3,009. The Company also has a five year sublease for office and warehouse space in Phoenix, Arizona beginning December 1, 2013 and ending November 30, 2018.

Our minimum future aggregate minimum lease payments for these leases based on their initial terms as of December 31, 2015 are:

For the Year Ending
December 31,	Amount

2016	$314,486
2017	312,291
2018	258,312
Total	$885,089

Total rent expense for the year ended December 31, 2015 and 2014 was $472,744 and $408,649, respectively, and is recorded in other operating expenses.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. COMMITMENTS AND CONTINGENCIES – CONTINUED

EMPLOYMENT AGREEMENTS

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

On March 24, 2015, the Company entered into an employment agreement with Mr. Ira Feintuch to serve as the Company’s Chief Operating Officer for an initial three year term renewable annually unless written notice is provided 60 days prior to the renewal term. In consideration thereof, Mr. Feintuch is to receive an annual salary of $250,000 and shall participate in all benefit programs of the Company. In addition, Mr. Feintuch will receive 1,000,000 shares of Series A Convertible Preferred Stock, 1,500 shares of Series C Convertible Preferred Stock and 1,500,000 shares of common stock. The stock awards are payable 50% upon the signing of the employment agreement and 50% upon the one year anniversary of the employment agreement. The total fair value of the stock awards was $1,750,000, of which $875,000 was recognized immediately upon issuance and the remaining $875,000 will be recognized over the one year service period. The Company estimated the fair value of the common stock and Series C Convertible Preferred Stock based on observed prices of sales and/or exchanges of identical securities within the last six months. The Company estimated the fair value of the Series A Convertible Preferred Stock based on observed prices of sales and/or exchanges of similar securities within the last six months. In addition, options to purchase an aggregate of 1,495,665 shares of common stock held by Mr. Feintuch with exercise prices ranging from $1.00 to $1.46 per share had their expiration dates extended to March 24, 2018, such that the value of modified options on the modification date was an aggregate of $192,147, which was $47,536 higher than the value of the original options on the modification date. As a result, the Company recorded option modification expense of $47,536 during the year ended December 31, 2015.

Effective July 24, 2015, the Company amended its employment agreement with Mr. Michael D. Farkas, such that Mr. Farkas was appointed the Company’s Chief Visionary Officer and shall no longer serve as the Company’s Chief Executive Officer. Mr. Farkas will continue to serve as the Company’s Executive Chairman of the Board of Directors. The employment agreement had a four month term. The amended employment agreement specified the following: (i) in the event of a sale of the Company within one year of July 24, 2015, Mr. Farkas shall be entitled to receive an incentive payment equal to 1% of the gross sale price; (ii) in satisfaction of amounts previously owed to Mr. Farkas, the Company is to issue 4,444 shares of Series C Convertible Preferred stock valued at $400,000 (of which, as of December 31, 2015, 4,000 shares had been issued by the Company and the value of the remaining 444 shares is included within accrued expenses on the consolidated balance sheet); and (iii) all outstanding options and warrants shall vest immediately.

On July 29, 2015 (the “Effective Date”), the Company entered into an employment agreement with Mr. Michael J. Calise to serve as the Company’s Chief Executive Officer, pursuant to which Mr. Calise will be compensated at the rate of $275,000 per annum. In addition, Mr. Calise will be entitled to receive (1) 3,584,400 options with an exercise price of $0.70 per share, (2) 1,588,016 options with an exercise price of $1.00 per share, (3) 26,422 options with an exercise price of $1.50 per share, (4) 287,970 options with an exercise price of $2.00 per share and (5) 1,500 options with an exercise price of $3.00 per share. The option quantities were derived from a percentage of the total options and warrants outstanding on the Effective Date (the “Underlying Instruments”) and can be adjusted downward on a pro rata basis as a result of an expiration or amendment of the Underlying Instruments. Each of the options shall vest and become exercisable at the rate of 25% of the total number of shares on the twelve (12) month anniversary of the Effective Date and 1/16 of the total number of shares each quarter thereafter on each quarterly anniversary of the Effective Date, however, no option shall be exercisable prior to the exercise of the Underlying Instruments. The options shall have a four (4) year term from each of the respective vesting dates. The option grant requires stockholder approval of an increase in the number of shares authorized to be issued pursuant to the Company’s equity incentive plan. Pursuant to ASC 718, the options are not deemed to be granted until stockholder approval is obtained. As of December 31, 2015, the Company had not obtained stockholder approval and, accordingly, (i) the options are not considered outstanding as of December 31, 2015 and (ii) the Company accrued approximately $55,000 of compensation expense related to the contractual obligation to issue options which is included within accrued expenses as accrued issuable equity on the consolidated balance sheet as of December 31, 2015.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. COMMITMENTS AND CONTINGENCIES – CONTINUED

EMPLOYMENT AGREEMENTS - CONTINUED

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

BUSINESS AGREEMENTS

On April 2, 2015, Nissan North America (“Nissan”) notified the Company of the termination of the joint marketing agreement with the Company as a result of the Company’s material default of the agreement in 2015. As a result, Nissan notified the Company of its intent to repossess the 31 uninstalled fast chargers currently held at a third party facility that had a carrying amount of $462,552 and was included within other assets and deferred revenue on the consolidated balance sheet as of December 31, 2014. The parties reached an agreement on July 23, 2015 that Nissan would take possession of 28 uninstalled fast chargers held at the third party facility, at which time the amount included within other assets and deferred revenue was written off.

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

LITIGATION AND DISPUTES

See Note 18 – Subsequent Events – Litigation and Disputes for additional details.

On November 27, 2013, the Synapse Sustainability Trust (“Synapse”) filed a complaint against the Company and Michael D. Farkas, the Company’s CEO, alleging various causes of action regarding compliance under certain agreements that governed the sale of Synapse’s assets to CCGI in the Supreme Court of the State of New York, County of Onondaga (the “Court”). On or about January 7, 2014, CCGI filed its Answer and Affirmative Defenses. CCGI moved to dismiss Count V, breach of contract, because the Note, as detailed in Note 11- Notes Payable, contains an arbitration clause. Further, Mr. Farkas has moved to dismiss the Complaint for lack of personal jurisdiction. On March 17, 2014, the Court dismissed Mr. Farkas from the action due to a lack of personal jurisdiction and dismissed Plaintiff’s Count V based on the existence of the Arbitration Clause contained in the Note. In the Court’s letter decision issued on March 17, 2014, the Court granted Defendants’ Motion to Dismiss the Complaint/Count V against Michael Farkas, and dismissed Count VI against CCGI. Accordingly, the Court granted Plaintiff’s Contempt Motion in part, and denied it in part, and scheduled a hearing on the contempt issue for May 13, 2014. The hearing was canceled. On March 5, 2015, the parties reached a settlement requiring the Company to pay $10,000 on March 15, 2015 and $5,000 per month for the next eight months with no interest. Until such time as the debt was fully paid by the Company, Synapse retained a security interest of $40,000 in specified chargers. As of December 31, 2015, the Company had repaid the full settlement amount of $50,000.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES - CONTINUED

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

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. v. 350 Green, LLC in favor of JNS, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. On April 7, 2016, JNS amended the complaint to add CCGI alleging an unspecified amount of lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its unspecified costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. CCGI has filed a motion to dismiss and the parties have concurrently agreed to attend a settlement conference, the date for which has not yet been confirmed by the Court.

18. SUBSEQUENT EVENTS

PATENT LICENSE AGREEMENT

On March 11, 2016, the Company (the “Licensee”), the Company’s Executive Chairman of the Board of Directors and Balance Holdings, LLC (an entity controlled by the Company’s Executive Chairman of the Board of Directors) (collectively, the “Licensor”) entered into an agreement related to a patent license agreement, dated March 29, 2012. The parties acknowledge that the Licensee has paid a total of $8,525 in registration and legal fees for the U.S. Provisional Patent Application No. 61529016 (the “Patent Application”) to date. Effective March 11, 2016, the patent license agreement, solely with respect to the Patent Application and the parties’ rights and obligations thereto, was terminated. The Executive Chairman of the Board of Directors agreed to be solely responsible for all future costs and fees associated with the prosecution of the patent application. In the event the Patent Application is successful, the Executive Chairman of the Board of Directors shall grant a credit to the Licensee in the amount of $8,525 to be applied against any outstanding amount(s) owed to him. If the Licensee does not have any outstanding payment obligations to the Executive Chairman of the Board at the time the Patent Application is approved, the Executive Chairman of the Board of Directors shall remit the $8,525 to the Licensee within twenty (20) days of the approval. The parties agreed to a mutual release of any claims associated with the patent license agreement.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SUBSEQUENT EVENTS – CONTINUED

SERIES C CONVERTIBLE PREFERRED STOCK

Subsequent to December 31, 2015, the Company issued shares of Series C Convertible Preferred Stock representing the following:

Series C
Convertible
Preferred Stock

Dividends for the following periods:
Quarter ended December 31, 2015	2,932
Quarter ended March 31, 2016	3,184
Securities Purchase Agreements dated March 11, 2016	22,786
Satisfaction of accrued liabilities	1,194

Total	30,096

On March 11, 2016, the Company entered into securities purchase agreements with two purchasers for proceeds of up to an aggregate of $3,000,000, of which, $750,000 was paid to the Company at closing and the remaining $2,250,000 was payable to the Company upon the completion of certain milestones, as specified in the agreement. Based on the Company’s achievement of certain of the milestones prior to the June 24, 2016 deadline, the Company received a final aggregate of $1,367,120 and issued a total of (i) 22,786 shares of Series C Convertible Preferred Stock, and (ii) five-year warrants to purchase an aggregate of 3,255,047 shares of common stock at an exercise price of $1.00 per share.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SUBSEQUENT EVENTS – CONTINUED

STOCK-BASED COMPENSATION

Subsequent to December 31, 2015, the Company issued an aggregate of 1,098,081 shares of common stock as compensation, of which, 750,000 shares were issued to the Company’s Chief Operating Officer in connection with his employment agreement and 348,081 shares were issued to the Company’s Board of Directors as compensation for their attendance at various Board and OPFIN Committee meetings.

Subsequent to December 31, 2015, the Company issued 500,000 shares of Series A Convertible Preferred Stock were issued to the Company’s Chief Operating Officer in connection with his employment agreement.

In January 2016, the Company agreed to extend the maturity date of warrants to purchase an aggregate of 1,290,000 shares of common stock with an exercise price of $2.25 per share by eighteen (18) months in exchange for the warrant holders agreeing to the deletion of a fundamental transaction provision.

STOCK REPURCHASE

In March 2016, one of the former members of Beam returned 242,303 shares of the Company’s common stock to the Company in exchange for $45,000. The shares of common stock were cancelled by the Company in March 2016.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. SUBSEQUENT EVENTS – CONTINUED

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

OTHER MATTER

On May 12, 2016, the Securities and Exchange Commission (“SEC”) filed a complaint with the United States District Court in the Central District of California wherein the SEC alleges that an attorney who previously served as securities counsel to the Company was involved in a fraudulent scheme to create and sell seven (7) public “shell” companies. The SEC’s complaint indicates that one of the shell companies, New Image Concepts, Inc. (“NIC”) was the subject of the Company’s December 7, 2009 reverse merger, wherein following the merger, NIC was renamed Car Charging Group, Inc. The Company is not named as a defendant in the SEC’s complaint and, based on internal review and discussions, there were and are no continuing affiliations between any employees, directors, or investors of the pre-merger shell company and the Company. The Company has determined that no current or past employees of the Company were involved with the former shell company and it does not expect any additional actions to be necessary with respect to this matter.

NOTES PAYABLE

On June 24, 2016, the Company issued a sixty-day convertible note in the principal amount of $105,000 to a company wholly-owned by the Company’s Executive Chairman of the Board of Directors. The principal amount is to be repaid upon the date at which the Company has received payment under an existing grant with the Pennsylvania Turnpike. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, the Company issued a five-year immediately vested warrant to purchase 525,000 shares of common stock at an exercise price of $0.70 per share.

On June 24, 2016, the Company issued a sixty-day convertible note in the principal amount of $95,000 to a company wholly-owned by the Company’s Executive Chairman of the Board of Directors. The principal amount is to be repaid upon the date at which the Company has received at least $1,000,000 in financing from third parties. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, the Company issued a five-year immediately vested warrant to purchase 475,000 shares of common stock at an exercise price of $0.70 per share.

On July 27, 2016, the Company issued a sixty-day convertible note in the principal amount of $200,000 to a company wholly-owned by the Company’s Executive Chairman of the Board of Directors. The principal amount is to be repaid upon the date at which the Company has received at least $1,000,000 in financing from third parties. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, the Company issued a five-year immediately vested warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.70 per share.

SUBLEASE AGREEMENT

On July 28, 2016, the Company (“Sublandlord”) entered into a sublease agreement with Balance Labs, Inc. (“Subtenant”) (an entity controlled by the Company’s Executive Chairman of the Board of Directors) pursuant to which the Company agreed to sublease a portion of its Miami, Florida corporate headquarters to Subtenant. The term of the sublease agreement is from August 1, 2016 to September 29, 2018, subject to earlier termination upon written notice of termination by the landlord or Sublandlord. Throughout the term of the agreement, Subtenant shall pay to Sublandlord fixed base rent and operating expenses equal to 50% of Sublandlord’s obligation under its primary lease agreement, resulting in monthly base rent payments ranging from approximately $7,500 to $8,000 per month, for a total of approximately $200,000 for the total term of the sublease agreement.

