Form 10-Q
period 2016-03-31
Car Charging Group, Inc.
filed 2016-08-04
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of August 1, 2016, the registrant had 80,476,508 common shares issued and outstanding.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$191,924	$189,231
Accounts receivable and other receivables, net	588,034	551,214
Inventory	578,023	744,150
Prepaid expenses and other current assets	274,225	429,798

Total Current Assets	1,632,206	1,914,393

Fixed assets, net	1,306,614	1,500,893
Intangible assets, net	124,218	126,797
Other assets	93,321	132,043

Total Assets	$3,156,359	$3,674,126

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$2,303,715	$2,160,433
Accounts payable [1]	3,908,009	3,908,009
Accrued expenses	5,755,058	5,146,724
Accrued expenses [1]	5,969	5,969
Accrued public information fee	2,654,598	2,433,734
Derivative liabilities	3,283,067	1,350,881
Convertible notes payable	50,000	50,000
Current portion of notes payable	352,067	351,954
Notes payable - related party	-	20,000
Current portion of deferred revenue	647,456	924,123

Total Current Liabilities	18,959,939	16,351,827
Deferred revenue, net of current portion	127,004	109,180
Notes payable, net of current portion	1,268	4,815

Total Liabilities	19,088,211	16,465,822

Series B Convertible Preferred Stock, 10,000 shares designated, 8,250 shares issued and outstanding as of March 31, 2016 and December 31, 2015	825,000	825,000

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated,11,000,000 and 10,500,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	11,000	10,500
Series C Convertible Preferred Stock, 250,000 shares designated,142,640 and 120,330 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	143	120
Common stock, $0.001 par value, 500,000,000 shares authorized,79,480,389 and 79,620,730 shares issued and outstanding as ofMarch 31, 2016 and December 31, 2015, respectively	79,480	79,621
Additional paid-in capital	64,937,102	63,676,848
Accumulated deficit	(77,773,447)	(73,372,655)

Total Car Charging Group Inc. - Stockholders’ Deficiency	(12,745,722)	(9,605,566)
Non-controlling interest [1]	(4,011,130)	(4,011,130)

Total Stockholder’s Deficiency	(16,756,852)	(13,616,696)

Total Liabilities and Stockholders’ Deficiency	$3,156,359	$3,674,126

[1] - Related to 350 Green, which became a variable interest entity of the Company on April 17, 2014.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended
	March 31,
	2016	2015

Revenues:
Charging service revenue	$384,470	$389,785
Grant and rebate revenue	99,780	646,185
Equipment sales	290,205	220,807
Other	89,085	34,524

Total Revenues	863,540	1,291,301

Cost of Revenues:
Cost of charging services	416,673	673,884
Depreciation and amortization	202,104	214,475
Cost of equipment sales	151,401	170,779

Total Cost of Revenues	770,178	1,059,138

Gross Profit	93,362	232,163

Operating Expenses:
Compensation	1,463,779	2,784,654
Other operating expenses	344,803	316,570
General and administrative expenses	268,904	712,080

Total Operating Expenses	2,077,486	3,813,304

Loss From Operations	(1,984,124)	(3,581,141)

Other (Expense) Income:
Interest expense, net	(35,238)	(9,059)
Amortization of discount on convertible debt	-	(41,998)
Gain on settlement of accounts payable, net	-	40,500
Gain on settlement of other trade liabilities	-	51,064
Change in fair value of warrant liabilities	(2,014,408)	598,009
Loss on disposal of fixed assets	(2,831)	-
Investor warrant expense	(5,827)	(275,908)
Non-compliance penalty for delinquent regular SEC filings	(220,864)	(463,500)
Non-compliance penalty for SEC registration requirement	(137,500)	-

Total Other Expense	(2,416,668)	(100,892)

Net Loss	(4,400,792)	(3,682,033)
Less: Net income attributable to noncontrolling interest	-	53,737
Net Loss Attributable to Car Charging Group, Inc.	(4,400,792)	(3,735,770)
Dividend attributable to Series C shareholders	(318,400)	(202,000)
Net Loss Attributable to Common Shareholders	$(4,719,192)	$(3,937,770)

Net Loss Per Share
- Basic and Diluted	$(0.06)	$(0.05)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	79,584,537	77,832,505

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency

For the Three Months Ended March 31, 2016

(unaudited)

									Non
	Convertible						Additional		Controlling	Total
	Preferred-A		Preferred-C		Common Stock		Paid-In	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Deficiency

Balance - December 31, 2015	10,500,000	$10,500	120,330	$120	79,620,730	$79,621	$63,676,848	$(73,372,655)	$(4,011,130)	$(13,616,696)

Sale of Series C convertible preferred stock, net of issuance costs [1]	-	-	15,000	15	-	-	666,669	-	-	666,684

Stock-based compensation	-	-	-	-	-	-	299,961	-	-	299,961
							-
Common stock issued as compensation for services	-	-	-	-	101,962	101	(101)	-	-	-

Return and retirement of common stock in connection with settlement	-	-	-	-	(242,303)	(242)	(44,758)	-	-	(45,000)

Convertible preferred stock issued as compensation to the Chief Operating Officer	500,000	500	750	1	-	-	(501)	-	-	-

Series C convertible preferred stock issued as compensation to the Executive Chairman	-	-	444	1	-	-	39,963	-	-	39,964

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	(318,400)	-	-	(318,400)
Payment of dividends in kind	-	-	6,116	6	-	-	611,594	-	-	611,600

Warrant modification expense	-	-	-	-	-	-	5,827	-	-	5,827

Net loss	-	-	-	-	-	-	-	(4,400,792)	-	(4,400,792)

Balance - March 31, 2016	11,000,000	$11,000	142,640	$143	79,480,389	$79,480	$64,937,102	$(77,773,447)	$(4,011,130)	$(16,756,852)

[1]	Includes gross proceeds of $900,000, less issuance costs of $133,885 ($45,000 of cash and $88,885 non-cash) and warrants with an issuance date fair value of $99,431 recorded as a derivative liability.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(4,400,792)	$(3,682,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218,041	238,593
Amortization of discount on convertible debt	-	41,998
Change in fair value of warrant liabilities	2,014,408	(598,009)
Provision for bad debt	33,754	11,206
Loss on disposal of fixed assets	2,831	-
Gain on settlement of accounts payable, net	-	(40,500)
Non-compliance penalty for delinquent regular SEC filings	220,864	463,500
Non-compliance penalty for SEC registration requirement	137,500	-
Non-cash compensation:
Convertible preferred stock	131,967	585,820
Common stock	107,853	323,645
Options	315,599	574,861
Warrants	5,827	275,908
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(70,574)	(609,529)
Inventory	148,706	172,012
Prepaid expenses and other current assets	155,573	(31,135)
Other assets	37,965	(30,544)
Accounts payable and accrued expenses	376,284	(233,076)
Deferred revenue	(258,843)	(84,062)

Total Adjustments	3,577,755	1,060,688

Net Cash Used in Operating Activities	(823,037)	(2,621,345)

Cash Flows From Investing Activities
Purchase of office and computer equipment	(5,836)	(18,608)
Investment in estate of Ecotality net of amount owed to Ecotality Estate Creditor’s Committee	-	(110,965)

Net Cash Used In Investing Activities	(5,836)	(129,573)

Cash Flows From Financing Activities
Proceeds from sale of shares of Series C Convertible
Preferred Stock and warrants	900,000	1,500,000
Payment of Series C Convertible Preferred Stock issuance costs	(45,000)	-
Payment of notes and convertible notes payable	(23,434)	(53,273)

Net Cash Provided by Financing Activities	831,566	1,446,727

Net Increase (Decrease) In Cash	2,693	(1,304,191)

Cash - Beginning of Period	189,231	1,627,062

Cash - Ending of Period	$191,924	$322,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows -- Continued

(unaudited)

	For The Three Months Ended
	March 31,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest expense	$131	$675

Non-cash investing and financing activities:
Return and retirement of common stock in connection with settlement	$45,000	$-
Issuance of common stock for services previously accrued	$20,991	$79,999
Issuance of Series C Convertible Preferred Stock in settlement of accrued registration rights penalty and related interest	$-	$2,069,700
Accrual of contractual dividends on Series C Convertible Preferred Stock	$318,400	$202,000
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$(611,600)	$(222,800)
Warrants issued in connection with extension of convertible note payable	$-	$23,641
Warrants reclassified to derivative liabilities	$-	$281,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2016 and for the three months then ended. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on July 29, 2016.

2. GOING CONCERN AND MANAGEMENT’S PLANS

As of March 31, 2016, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $191,924, $17,327,733 and $77,773,447, respectively. During the three months ended March 31, 2016, the Company incurred a net loss of $4,400,792. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Pursuant to a Series C Convertible Preferred Stock securities purchase agreement entered into on March 11, 2016 with an aggregate subscription amount of $2,900,040, the Company received $800,040 of gross proceeds during the three months ended March 31, 2016 and $467,120 of gross proceeds subsequent to March 31, 2016. See Note 9 – Stockholders’ Deficiency – Preferred Stock – Series C Convertible Preferred Stock for additional details. In June and July 2016, the Company issued sixty-day convertible notes in the aggregate principal amount of $400,000 to a company wholly-owned by the Company’s Executive Chairman of the Board of Directors. See Note 12 – Subsequent Events – Notes Payable for additional details. The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital.

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

Through April 16, 2014, 350 Green LLC (“350 Green”) was a wholly-owned subsidiary of the Company in which the Company had full control and was consolidated. Beginning on April 17, 2014, when 350 Green’s assets and liabilities were transferred to a trust mortgage, 350 Green became a Variable Interest Entity (“VIE”). The consolidation guidance relating to accounting for VIEs requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The Company determined that it is the primary beneficiary of 350 Green, and as such, 350 Green’s assets, liabilities, and results of operations are included in the Company’s condensed consolidated financial statements. See Note 4 – Assets and Liabilities Transferred to Trust Mortgage - 350 Green.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of March 31, 2016 and December 31, 2015, there was an allowance for uncollectable amounts of $143,019 and $140,998, respectively. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. There is no collateral held by the Company for accounts receivable nor does any accounts receivable serve as collateral for any of the Company’s borrowings with the exception of the Company’s convertible note payable further described in Note 7 – Notes Payable – Convertible Note.

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

The Binomial Lattice Model was used to estimate the fair value of the warrants that are classified as derivative liabilities on the condensed consolidated balance sheets. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair values due to the short-term nature of these instruments. The carrying amount of the Company’s notes payable approximates fair value because the effective yields on these obligations, which include contractual interest rates, taken together with other features such as concurrent issuance of warrants, are comparable to rates of returns for instruments of similar credit risk.

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

CONCENTRATIONS

During the three months ended March 31, 2016, revenues generated from Entity C represented approximately 13% of the Company’s total revenue. During the three months ended March 31, 2015, revenues generated from Entity A represented approximately 42% of the Company’s total revenue. The Company generated grant revenues from governmental agencies (Entity A) and charging service revenues from a customer (Entity C).

RECLASSIFICATIONS

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2016 presentation. These reclassifications have no impact on the previously reported net loss.

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

The following common stock equivalents are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2016	2015
Preferred stock	50,635,502	38,239,286
Warrants	57,881,213	58,076,984
Options	7,700,000	7,647,665
Convertible note	50,983	199,055
Total potentially dilutive shares	116,267,698	104,162,990

COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. See Note 5 – Accrued Expenses, Note 11 – Commitments and Contingencies and Note 12 – Subsequent Events – Commitments and Contingencies.

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

The following amounts pertaining 350 Green are included in the condensed consolidated statement of operations for the three months ended March 31, 2016 and 2015:

	For The Three Months Ended
	March 31,
	2016	2015
	(unaudited)

Revenues	$-	$-

Cost of Revenues	-	-
Gross Profit	-	-

Operating Expenses:
General and administrative expenses	-	337
Total Operating Expenses	-	337
Income From Operations	-	(337)

Other Income:
Interest income	-	3,010
Gain on settlement of accrued expenses	-	51,064
Total Other Income	-	54,074
Net Income	$-	$53,737

The following represents the change in the balance of the non-controlling interest:

Balance - December 31, 2015	$(4,011,130)

Net income of 350 Green for the three months ended March 31, 2016	-

Balance - March 31, 2016	$(4,011,130)

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	March 31, 2016	December 31, 2015
	(unaudited)
Registration rights penalty	$866,250	$728,750
Accrued consulting fees	947,425	916,925
Accrued host fees	989,125	873,544
Accrued professional, board and other fees	1,195,974	1,069,341
Accrued wages	166,847	187,779
Warranty payable	251,247	223,988
Accrued taxes payable	383,804	355,950
Warrants payable	294,299	77,761
Accrued issuable equity	540,388	324,894
Accrued interest expense	118,949	83,842
Dividend payable	-	293,200
Other accrued expenses	750	10,750
	$5,755,058	$5,146,724

REGISTRATION RIGHTS PENALTY

In connection with the sale of the Company’s Series C Convertible Preferred Stock, the Company granted the purchasers certain registration rights. As of March 31, 2016 and December 31, 2015, the Company was not in a position to furnish two years of audited financial statements of 350 Green and ECOtality to the SEC, therefore the SEC is unable to review any registration statement, if submitted. As a result, the Company accrued $866,250 and $728,750 of Series C Convertible Preferred Stock registration rights penalties at March 31, 2016 and December 31, 2015, respectively.

WARRANTS PAYABLE

As of March 31, 2016 and December 31, 2015, the Company accrued $291,713 and $77,735, respectively, related to investment banking fees which were payable in warrants. See Note 8 – Fair Value Measurement – Warrants Payable and Note 9 – Stockholders’ Deficiency – Preferred Stock - Series C Convertible Preferred Stock for additional details.

6. ACCRUED PUBLIC INFORMATION FEE

In accordance with certain securities purchase agreements, the Company is required to be compliant with Rule 144(c)(1) of the SEC, as defined, so as to enable investors to sell their holdings of Company shares in accordance with the securities purchase agreements. In the event of the Company’s noncompliance with Rule 144(c)(1) at any time after the six (6) month anniversary of the offering, the investors are entitled to receive a fee of 1% of the aggregate subscription amount of the purchaser’s securities, plus an additional 1% for every pro rata 30 day period that the Company is not in compliance (payable in cash or in kind). As of March 31, 2016 and December 31, 2015, the Company had accrued $2,654,598 and $2,433,734, respectively, as a result of periods of noncompliance with Rule 144(c)(1).

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. NOTES PAYABLE

CONVERTIBLE NOTE

As of March 31, 2016, the secured convertible note had an outstanding principal balance of $50,000 which was past due.

Amortization of debt discount for the three months ended March 31, 2016 and 2015 was $0 and $41,998, respectively, related to the convertible note payable.

During the three months ended March 31, 2016, the Company made aggregate principal repayments of $0 associated with its convertible note payable.

NON-CONVERTIBLE NOTES

During the three months ended March 31, 2016, the Company made aggregate principal repayments of $23,434 associated with non-convertible notes payable, which included the principal repayment of $20,000 to a related party.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2016 and 2015 was $35,238 and $9,059, respectively.

8. FAIR VALUE MEASUREMENT

See Note 5 – Accrued Expenses – Warrants Payable and Note 9 – Stockholders’ Deficiency – Preferred Stock - Series C Convertible Preferred Stock for additional details associated with issuance costs which included an obligation to issue investment banker warrants.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended
	March 31,
	2016	2015

Risk-free interest rate	0.87% - 1.16%	0.02% - 1.30%
Expected term (years)	2.53 - 4.28	1.00 - 5.05
Expected volatility	114% -119%	84% - 89%
Expected dividend yield	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Derivative Liabilities
Beginning balance as of January 1, 2016	$1,350,881
Issuance of warrants	99,431
Change in fair value of derivative liability	1,832,755
Ending balance as of March 31, 2016	$3,283,067

Warrants Payable
Beginning balance as of January 1, 2016	$77,761
Provision for new warrant issuances	2,560
Accrual of other warrant obligations	34,885
Change in fair value of warrants payable	179,093
Ending balance as of March 31, 2016	$294,299

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. FAIR VALUE MEASUREMENT – CONTINUED

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$3,283,067	$3,283,067
Warrants payable	-	-	294,299	294,299
Total liabilities	$-	$-	$3,577,366	$3,577,366

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$1,350,881	$1,350,881
Warrants payable	-	-	77,761	77,761
Total liabilities	$-	$-	$1,428,642	$1,428,642

9. STOCKHOLDERS’ DEFICIENCY

PREFERRED STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

On March 24, 2016, the Company issued 500,000 shares of Series A Convertible Preferred Stock to the Company’s Chief Operating Officer in connection with his March 24, 2015 employment agreement. The $500,000 fair value of the shares was recognized over the one year service period.

The Series A Convertible Preferred Stock shall have no liquidation preference so long as the Series C Convertible Preferred Stock shall be outstanding.

SERIES B CONVERTIBLE PREFERRED STOCK

As of March 31, 2016, the liquidation preference for the Series B Convertible Preferred Stock was equal to $825,000.

SERIES C CONVERTIBLE PREFERRED STOCK

On March 11, 2016, the Company entered into a securities purchase agreement with a purchaser for gross proceeds of an aggregate of $2,900,040 (“Subscription Amount”), of which, $650,040 was paid to the Company at closing and the remaining $2,250,000 (“Milestone Amounts”) was payable to the Company upon the completion of certain milestones (“Milestones”), as specified in the agreement. Through March 31, 2016, net proceeds of an aggregate of $680,830 (gross proceeds of $800,040 less issuance costs of $119,210, of which, as of March 31, 2016, $79,208 had not been paid and was included within accrued expenses) of the Subscription Amount had been paid to the Company. See Note 5 – Accrued Expenses – Warrants Payable and Note 8 – Fair Value Measurement for additional details. As a result, the Company issued the following to the purchaser during the three months ended March 31, 2016: (i) 13,334 shares of Series C Convertible Preferred Stock and (ii) five-year warrants to purchase an aggregate of 1,904,857 shares of common stock at an exercise price of $1.00 per share with an issuance date fair value of $88,973 which was recorded as a derivative liability. Subsequent to March 31, 2016, based on the Company’s achievement of certain of the milestones prior to the June 24, 2016 deadline, the Company received an aggregate of $467,120 and, as a result, issued an aggregate of 7,786 shares of Series C Convertible Preferred Stock and warrants to purchase an aggregate of 1,112,190 shares of common stock at an exercise price of $1.00 per share.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. STOCKHOLDERS’ DEFICIENCY – CONTINUED

PREFERRED STOCK – CONTINUED

SERIES C CONVERTIBLE PREFERRED STOCK - CONTINUED

On March 11, 2016, the Company entered into a securities purchase agreement with a purchaser for net proceeds of an aggregate of $85,285 (gross proceeds of $99,960 less issuance costs of $14,675, of which, as of March 31, 2016, $9,677 had not been paid and was included within accrued expenses). See Note 5 – Accrued Expenses – Warrants Payable and Note 8 – Fair Value Measurement for additional details. Pursuant to the securities purchase agreement, the Company issued the following to the purchaser: (i) 1,666 shares of Series C Convertible Preferred Stock, and (ii) a five-year warrant to purchase 238,000 shares of common stock for an exercise price of $1.00 per share with an issuance date fair value of $10,458 which was recorded as a derivative liability.

On March 24, 2016, the Company issued 750 shares of Series C Convertible Preferred Stock to the Company’s Chief Operating Officer in connection with his March 24, 2015 employment agreement. The $75,000 fair value of the shares was recognized over the one year service period.

During the three months ended March 31, 2016, the Company issued 444 shares of Series C Convertible Preferred Stock valued at $39,964 to the Company’s Executive Chairman of the Board in satisfaction of amounts previously owed which was accrued for as of December 31, 2015.

During the three months ended March 31, 2016, the Company issued 2,932 shares of Series C Convertible Preferred Stock in satisfaction of the $293,200 dividend for the three months ended December 31, 2015 and 3,184 shares of Series C Convertible Preferred Stock in satisfaction of the $318,400 dividend for the three months ended March 31, 2016.

In the event of a liquidation, the Series C Convertible Preferred Stock is also entitled to a liquidation preference equal to the stated value plus any accrued and unpaid dividends, which, as of March 31, 2016, was equal to $14,264,000.

NON-CONTROLLING INTERESTS

350 Green is not owned by the Company but is deemed to be a VIE where the entirety of its results of operations are consolidated in the Company’s financial statements. See Note 4 – Assets and Liabilities Transferred to Trust Mortgage – 350 Green for additional details.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to preferred stock, common stock, stock options and warrants for the three months ended March 31, 2016 and 2015 of $561,246 and $1,760,234, respectively. As of March 31, 2016, there was $287,148 of unrecognized stock-based compensation expense related to stock options that will be recognized over the weighted average remaining vesting period of 1.1 years.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK OPTIONS

The weighted average estimated fair value of the options granted during the three months ended March 31, 2016 and 2015 was $0.14 and $1.04 per share, respectively.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended
	March 31,
	2016	2015

Risk free interest rate	0.74% - 0.81%	0.93% - 1.21%
Expected term (years)	2.50	3.00 - 3.50
Expected volatility	102% - 112%	91% - 101%
Expected dividends	0.00%	0.00%

A summary of the option activity during the three months ended March 31, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value

Outstanding, December 31, 2015	7,781,667	$1.15
Granted	65,000	0.25
Exercised	-	-
Cancelled/forfeited/expired	(146,667)	0.75
Outstanding, March 31, 2016	7,700,000	$1.15	2.3	$14,350

Exercisable, March 31, 2016	6,542,000	$1.21	2.3	$14,350

The following table presents information related to stock options at March 31, 2016:

	Options Outstanding		Options Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Options	In Years	Options
$0.15 - $0.54	$0.45	740,000	3.4	740,000
$0.55 - $1.00	0.84	2,193,335	3.7	1,035,335
$1.01 - $1.45	1.16	1,431,665	2.3	1,431,665
$1.46 - $1.56	1.46	2,585,000	1.7	2,585,000
$1.57 - $1.61	1.61	750,000	1.7	750,000
		7,700,000	2.3	6,542,000

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK WARRANTS

See Note 9 – Stockholders’ Deficiency – Preferred Stock – Series C Convertible Preferred Stock for details associated with the issuances of warrants in connection with the security purchase agreements.

In January 2016, the Company agreed to extend the maturity date of warrants to purchase an aggregate of 1,290,000 shares of common stock with an exercise price of $2.25 per share by eighteen (18) months in exchange for the warrant holders agreeing to the deletion of a fundamental transaction provision. As a result, the Company recorded warrant modification expense of $5,827 during the three months ended March 31, 2016.

A summary of the warrant activity during the three months ended March 31, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value

Outstanding, December 31, 2015	61,043,591	$1.08
Issued	2,142,857	1.00
Exercised	-	-
Cancelled/forfeited/expired	(5,305,235)	2.35
Outstanding, March 31, 2016	57,881,213	$0.96	2.6	$126

Exercisable, March 31, 2016	57,881,213	$0.96	2.6	$126

The following table presents information related to warrants at March 31, 2016:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Warrants	In Years	Warrants

$0.16 - $0.97	$0.72	34,332,324	2.9	34,332,324
$0.98 - $1.00	1.00	9,477,411	3.3	9,477,411
$1.01- $1.28	1.05	4,344,048	1.4	4,344,048
$1.29 - $2.25	1.70	9,727,430	1.4	9,727,430
		57,881,213	2.6	57,881,213

COMMON STOCK

In March 2016, one of the former members of Beam returned 242,303 shares of the Company’s common stock to the Company in exchange for cash of $45,000. The shares of common stock were cancelled by the Company in March 2016.

During the three months ended March 31, 2016, the Company issued an aggregate of 101,962 of fully vested shares of the Company’s common stock at the closing market price on the date of the respective meetings to members of the Board of Directors. The shares had an aggregate grant date fair value of $20,991 which was accrued for as of December 31, 2015.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. RELATED PARTIES

The Company paid commissions to a company owned by its Executive Chairman of the Board of Directors totaling $0 and $17,750 during the three months ended March 31, 2016 and 2015, respectively, for business development services relating to the installations of EV charging stations by the Company in accordance with the support services contract. These amounts are recorded as compensation in the condensed consolidated statements of operations.

The Company incurred accounting and tax service fees totaling $0 and $7,182 for the three months ended March 31, 2016 and 2015, respectively, provided by a company that is partially owned by the Company’s former Chief Financial Officer. This expense was recorded as general and administrative expense.

The Company is licensing certain technology under terms of a patent licensing agreement with an entity (licensor) that is majority owned by the Executive Chairman of the Board of Directors. The Company has agreed to pay royalties to the licensor equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or uses of the licensed products and processes. As of March 31, 2016, the Company has not paid nor incurred any royalty fees related to this agreement. See Note 11 – Commitments and Contingencies – Patent License Agreement.

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

Total rent expense for the three months ended March 31, 2016 and 2015 was $79,871 and $115,947, respectively.

PATENT LICENSE AGREEMENT

On March 11, 2016, the Company (the “Licensee”), the Executive Chairman of the Board and Balance Holdings, LLC (an entity controlled by the Executive Chairman) (collectively, the “Licensor”) entered into an agreement related to a patent license agreement, dated March 29, 2012. The parties acknowledge that the Licensee has paid a total of $8,525 in registration and legal fees for the U.S. Provisional Patent Application No. 61529016 (the “Patent Application”) to date. Effective March 11, 2016, the patent license agreement, solely with respect to the Patent Application and the parties’ rights and obligations thereto, was terminated. The Executive Chairman of the Board agreed to be solely responsible for all future costs and fees associated with the prosecution of the patent application. In the event the Patent Application is successful, the Executive Chairman of the Board shall grant a credit to the Licensee in the amount of $8,525 to be applied against any outstanding amount(s) owed to him. If the Licensee does not have any outstanding payment obligations to the Executive Chairman of the Board at the time the Patent Application is approved, the Executive Chairman of the Board shall remit the $8,525 to the Licensee within twenty (20) days of the approval. The parties agreed to a mutual release of any claims associated with the patent license agreement. The Company has not paid nor incurred any royalties to date under the patent license agreement.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES

See Note 12 – Subsequent Events – Litigation and Disputes for additional details.

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

COMMITMENTS AND CONTINGENCIES

LITIGATION AND DISPUTES

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

STOCK-BASED COMPENSATION

Subsequent to March 31, 2016, the Company issued an aggregate of 996,119 shares of common stock as compensation, of which, 750,000 shares were issued to the Company’s Chief Operating Officer in connection with his employment agreement and 246,119 shares were issued to the Company’s Board of Directors as compensation for their attendance at various Board and OPFIN Committee meetings.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Car Charging Group, Inc. (and, including its subsidiaries, “CarCharging”, “CCGI”, “the Company”) as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to CarCharging. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on July 29, 2016.

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

Overview

CarCharging is the largest owner, operator, and provider of electric vehicle charging services, owner of one of the leading electric vehicle (“EV”) charging networks, and provides EV charging solutions. CarCharging offers both commercial and residential EV charging equipment and services, enabling EV drivers to easily recharge at various location types. Headquartered in Miami Beach, FL with offices in Los Gatos, CA, and Phoenix, AZ, CarCharging’s strategy is designed to expand EV charging infrastructure availability.

CarCharging owns Blink Network LLC (“Blink”), a company that manufactures Blink EV charging stations and develops Blink Network, the software that operates, maintains, and tracks all of the Blink EV charging stations and the associated charging data. Blink Network provides property owners and managers (“property partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations, and provides EV drivers with vital station information including station location, availability, and applicable fees, and processes payments.

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

Recent Developments

Private Placements

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

On July 27, 2016, we issued a sixty-day convertible note in the principal amount of $200,000 to a company wholly-owned by our Executive Chairman. The principal amount is to be repaid upon the date at which we have received at least $1,000,000 in financing from third parties. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.70 per share.

Patent License Agreement

On March 11, 2016, the Company (the “Licensee”), the Executive Chairman of the Board and Balance Holdings, LLC (an entity controlled by Michael D. Farkas, our Executive Chairman) (collectively, the “Licensor”) entered into an agreement related to a patent license agreement, dated March 29, 2012. The parties acknowledge that the Licensee has paid a total of $8,525 in registration and legal fees for the U.S. Provisional Patent Application No. 61529016 (the “Patent Application”) to date. Effective March 11, 2016, the patent license agreement, solely with respect to the Patent Application and the parties’ rights and obligations thereto, was terminated. The Executive Chairman of the Board agreed to be solely responsible for all future costs and fees associated with the prosecution of the patent application. In the event the Patent Application is successful, the Executive Chairman of the Board shall grant a credit to the Licensee in the amount of $8,525 to be applied against any outstanding amount(s) owed to him. If the Licensee does not have any outstanding payment obligations to the Executive Chairman of the Board at the time the Patent Application is approved, the Executive Chairman of the Board shall remit the $8,525 to the Licensee within twenty (20) days of the approval. The parties agreed to a mutual release of any claims associated with the patent license agreement. We have not paid nor incurred any royalties to date under the patent license agreement.

Consolidated Results of Operations

Three Months Ended March 31, 2016 Compared With Three Months Ended March 31, 2015

Revenues

We have generated charging service revenue of $384,470 related to installed EV charging stations for three months ended March 31, 2016 as compared to $389,785 for the three months ended March 31, 2015, a decrease of $5,315, or 1%.

Grant revenue decreased from $646,185 to $99,780 during the three months ended March 31, 2016, a decrease of $546,405, or 85%. Grants, rebate and incentives, collectively “grant revenue” relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. Grant revenue during the three months ended March 31, 2015 was primarily derived from our agreement with the Bay Area Air Quality Management District, which was non-recurring.

Equipment sales increased from $220,807 to $290,205 during the three months ended March 31, 2016, an increase of $69,398, or 31%. The increase was primarily due to a higher volume of residential and commercial units sold during the three months ended March 31, 2016.

Other revenue increased from $34,524 to $89,085 during the three months ended March 31, 2016, an increase of $54,561, or 158%. Other revenues are comprised of network and transaction fees earned from our hosts which we initiated during the fourth quarter of 2014, which resulted in an increase in the number of fee generating units on our network during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station parts and related services sold, repairs and maintenance, electricity reimbursements to hosts and revenue share payments made to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the three months ended March 31, 2016 were $770,178 as compared to $1,059,138 for the three months ended March 31, 2015, a decrease of $288,960, or 27%, primarily due to a reduction in network fees paid to a network provider due to a renegotiated contract.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense decreased by $1,320,875, or 47%, from $2,784,654 for the three months ended March 31, 2015 to $1,463,779 for the three months ended March 31, 2016. The decrease was primarily attributable to share-based payments with a fair value of $875,000 made to our Chief Operating Officer during the three months ended March 31, 2015 under the terms of an employment agreement, as well as reduced payroll expenses of approximately $314,000 due to reduced headcount as compared to the comparable 2015 period.

Other operating expenses consist primarily of rent, travel and IT expenses. Other operating expenses increased by $28,233, or 9%, from $316,570 for the three months ended March 31, 2015 to $344,803 for the three months ended March 31, 2016. The increase was primarily attributable to increased IT expenses as compared to the prior period.

General and administrative expenses decreased by $443,176, or 62%, from $712,080 for the three months ended March 31, 2015 to $268,904 for the three months ended March 31, 2016. The decrease was primarily due to reduced legal and consulting fees as compared to the three months ended March 31, 2015, which was primarily attributable to cash constraints and reduced litigation activity during the three months ended March 31, 2016.

Other (Expense) Income

Other expense increased by $2,315,776 from $100,892 for the three months ended March 31, 2015 to $2,416,668 for the three months ended March 31, 2016. The increase was primarily attributable to a loss from the change in the fair value of warrant liabilities of $2,014,408 during the three months ended March 31, 2016, as compared to a gain of $598,009 during the three months ended March 31, 2015, an increase of $2,612,417, primarily as a result of the increase in the Company’s share price which increased the value of its warrant liabilities.

Net Loss

Our net loss for the three months ended March 31, 2016 increased by $718,759, or 20%, to $4,400,792 as compared to $3,682,033 for the three months ended March 31, 2015. The increase was primarily attributable to an increase in other expense of $2,315,776, partially offset by a decrease in operating expenses of $1,597,017. Our net loss attributable to common shareholders for the three months ended March 31, 2016 increased by $781,422, or 20%, from $3,937,770 to $4,719,192 for the aforementioned reasons and due to an increase in the dividend attributable to Series C Convertible Preferred shareholders of $116,400.

Liquidity and Capital Resources

During the three months ended March 31, 2016, we financed our activities from proceeds derived from sales of our capital stock. A significant portion of the funds raised from the sale of capital stock have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the three months ended March 31, 2016 and 2015, we used cash of $823,037 and $2,621,345 in operating activities, respectively. Our cash used in operating activities for the three months ended March 31, 2016 was primarily attributable to our net loss of $4,400,792, adjusted for non-cash expenses in the aggregate amount of $3,188,644, partially offset by $389,111 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used in operating activities for the three months ended March 31, 2015 was primarily attributable to our net loss of $3,682,033, adjusted for net non-cash expenses in the aggregate amount of $1,877,022, plus $816,334 of net cash used to fund changes in the levels of operating assets and liabilities.

For the three months ended March 31, 2016, cash used in investing activities was $5,836 which was used to purchase office and computer equipment. During the three months ended March 31, 2015, cash used in investing activities was $129,573, of which $18,608 was used for the purchase of office and computer equipment and $110,965 was paid to the ECOtality Estate Creditor’s Committee.

Cash provided by financing activities for the three months ended March 31, 2016 was $831,566, of which, $855,000 of net proceeds (gross proceeds of $900,000 less cash issuance costs of $45,000) were from the sale of Series C Convertible Preferred Stock and warrants, partially offset by the repayment of notes payable of $23,434. Cash provided by financing activities for the three months ended March 31, 2015 was $1,446,727, of which $1,500,000 was due to the release of funds from escrow in connection with a prior sale of Series C Convertible Preferred Stock, partially offset by the repayment of notes payable of $53,273.

We expect that through the next 12 months from the date of this filing, we will require external funding to sustain operations and to follow through on the execution of our business plan. There can be no assurance that our plans will materialize and/or that we will be successful in our efforts to obtain the funding to cover working capital shortfalls. Given these conditions, there is substantial doubt about our ability to continue as a going concern and our future is contingent upon our ability to secure the levels of debt or equity capital we need to meet our cash requirements. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrants into established markets, the competitive environment in which we operate and the current capital raising environment.

Since inception, our operations have primarily been funded through proceeds from equity and debt financings. Although management believes that we have access to capital resources, there are currently no commitments in place for new financing at this time, except as described above under the heading Recent Developments, and there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all.

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

Through March 31, 2016, we incurred an accumulated deficit since inception of $77,773,447. As of March 31, 2016, we had a cash balance and working capital deficit of $191,924 and $17,327,733, respectively. During the three months ended March 31, 2016 and 2015, we incurred net losses of $4,400,792 and $3,682,033, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should it be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on July 29, 2016. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on July 29, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2016, the Company issued 66,668 fully vested shares of the Company’s common stock to members of the Board as compensation for attending a Board meeting on December 7, 2015. The shares had a grant date fair value of $12,000 based on the trading price of the Company’s common stock on December 7, 2015.

During the three months ended March 31, 2016, the Company issued an aggregate of 35,294 of fully vested shares of the Company’s common stock at the respective closing market price on the date of the respective meetings to members of the Board for attendance of meetings of the OPFIN Committee. The shares had an aggregate grant date fair value of $6,000 which was recognized immediately.

On March 24, 2015, the Company issued 750,000 fully vested shares of its common stock to Ira Feintuch, the Company’s Chief Operating Officer, in connection with the one year of his employment agreement valued at $875,000.

On March 11, 2016, the Company entered into a securities purchase agreement with a purchaser for gross proceeds of an aggregate of $2,900,040, of which, $650,040 was paid to the Company at closing and the remaining $2,250,000 is payable to the Company upon the completion of certain milestones, as specified in the agreement. At closing, 10,834 shares of Series C Convertible Preferred Stock were issued to the purchaser and 2,500 shares of Series C Convertible Preferred Stock were issued upon the completion of certain milestone during the three months ended March 31, 2016.

On March 11, 2016, in connection with the securities purchase agreement with the purchaser, a warrant to purchase 1,547,714 shares of common stock for an exercise price of $1.00 per share was issued with an issuance date fair value of $68,067 and a warrant to purchase 357,143 shares of common stock for an exercise price of $1.00 per share was issued upon the completion of certain milestone during the three months ended March 31, 2016 with an issuance date fair value of $20,906.

On March 11, 2016, the Company entered into a separate securities purchase agreement with a separate purchaser for net proceeds of an aggregate of $85,285 (gross proceeds of $99,960 less issuance costs of $14,675, of which, as of March 31, 2016, $9,677 had not been paid and was included within accrued expenses). Pursuant to the securities purchase agreement, the Company issued the following to the purchaser: (i) 1,666 shares of Series C Convertible Preferred Stock, and (ii) a five-year warrant to purchase 238,000 shares of common stock for an exercise price of $1.00 per share with an issuance date fair value of $10,458.

On March 31, 2016, the Company issued 2,932 shares of Series C Convertible Preferred Stock in satisfaction of the $293,200 dividend for the three months ended December 31, 2015 and 3,184 shares of Series C Convertible Preferred Stock in satisfaction of the $318,400 dividend for the three months ended March 31, 2016.

On March 31, 2016, the Company issued 444 shares of Series C Convertible Preferred Stock with a value of $44,400 to Michael Farkas, the Company’s Executive Chairman, as part of his compensation.

During the three months ended March 31, 2006, the Company issued five-year options to purchase 25,000 shares of the Company’s common stock at exercise prices ranging from $0.31 to $0.33 per share to members of the Board as compensation for attending Board meetings during this time. The options are fully vested and had an aggregate fair value of $7,850.

During the three months ended March 31, 2006, the Company issued five-year options to purchase 40,000 shares of the Company’s common stock at exercise prices ranging from $0.15 to $0.37 per share to members of the Board as compensation for attending meetings of the OPFIN Committee. The options vest immediately and had a grant date fair value of $8,500.

The above shares were issued in reliance on the exemption under Section 4(2) of the Securities Act. These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of shares issued. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Securities Purchase Agreement, by and between the Company and Investors, dated March 11, 2016				X
10.2	Registration Rights Agreement, by and between the Company and Investors, dated March 11, 2016				X
10.3	Agreement, by and between the Company, Michael D. Farkas, and Balance Holdings, LLC, dated March 11, 2016				X
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2016	CAR CHARGING GROUP, INC.

	By:	/s/ Michael J. Calise
Michael J. Calise
Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer)

