Form 10-Q
period 2016-06-30
Car Charging Group, Inc.
filed 2016-08-15
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 10, 2016, the registrant had 80,476,508 common shares issued and outstanding.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$183,767	$189,231
Accounts receivable and other receivables, net	146,909	551,214
Inventory, net	489,773	744,150
Prepaid expenses and other current assets	248,118	429,798

Total Current Assets	1,068,567	1,914,393

Fixed assets, net	1,155,990	1,500,893
Intangible assets, net	121,639	126,797
Other assets	90,578	132,043

Total Assets	$2,436,774	$3,674,126

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$2,326,099	$2,160,433
Accounts payable [1]	3,908,009	3,908,009
Accrued expenses	6,745,643	5,146,724
Accrued expenses [1]	5,969	5,969
Accrued public information fee	2,910,447	2,433,734
Derivative liabilities	3,640,258	1,350,881
Convertible notes payable	50,000	50,000
Convertible notes payable - related party	127,403	-
Notes payable - related party	-	20,000
Current portion of notes payable	349,859	351,954
Current portion of deferred revenue	513,173	924,123

Total Current Liabilities	20,576,860	16,351,827
Deferred revenue, net of current portion	109,570	109,180
Notes payable, net of current portion	-	4,815

Total Liabilities	20,686,430	16,465,822

Series B Convertible Preferred Stock, 10,000 shares designated, 8,250 shares issued and outstanding as of June 30, 2016 and December 31, 2015	825,000	825,000

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 40,000,000 shares authorized; Series A Convertible Preferred Stock, 20,000,000 shares designated, 11,000,000 and 10,500,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	11,000	10,500
Series C Convertible Preferred Stock, 250,000 shares designated, 150,426 and 120,330 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	150	120
Common stock, $0.001 par value, 500,000,000 shares authorized, 80,476,508 and 79,620,730 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	80,477	79,621
Additional paid-in capital	64,964,270	63,676,848
Accumulated deficit	(80,119,423)	(73,372,655)

Total Car Charging Group Inc. - Stockholders’ Deficiency	(15,063,526)	(9,605,566)
Non-controlling interest [1]	(4,011,130)	(4,011,130)

Total Stockholders’ Deficiency	(19,074,656)	(13,616,696)

Total Liabilities and Stockholders’ Deficiency	$2,436,774	$3,674,126

[1] - Related to 350 Green, which became a variable interest entity of the Company on April 17, 2014.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
		(revised)		(revised)
Revenues:
Charging service revenue	$356,412	$515,985	$740,882	$905,770
Grant and rebate revenue	57,385	159,794	157,165	805,979
Equipment sales	360,169	185,172	650,374	405,979
Other	119,246	82,160	208,331	116,684

Total Revenues	893,212	943,111	1,756,752	2,234,412

Cost of Revenues:
Cost of charging services	417,495	345,157	$834,168	967,977
Depreciation and amortization	231,853	215,627	433,957	430,102
Cost of equipment sales	185,214	152,247	336,615	323,026

Total Cost of Revenues	834,562	713,031	1,604,740	1,721,105

Gross Profit	58,650	230,080	152,012	513,307

Operating Expenses:
Compensation	1,189,008	2,070,910	2,652,787	4,855,564
Other operating expenses	369,570	505,581	714,373	822,151
General and administrative expenses	368,813	813,412	637,717	1,525,492

Total Operating Expenses	1,927,391	3,389,903	4,004,877	7,203,207

Loss From Operations	(1,868,741)	(3,159,823)	(3,852,865)	(6,689,900)

Other (Expense) Income:
Interest expense	(35,314)	(11,960)	(70,552)	(21,019)
Amortization of discount on convertible debt	-	-	-	(41,998)
Gain on settlement of accounts payable	-	-	-	40,500
Change in fair value of warrant liabilities	(179,849)	290,898	(2,194,257)	888,907
Loss on disposal of fixed assets	(5,766)	(2,160)	(8,597)	(2,160)
Investor warrant expense	(457)	-	(6,284)	(275,908)
Non-compliance penalty for delinquent regular SEC filings	(255,849)	(189,650)	(476,713)	(653,150)
Non-compliance penalty for SEC registration requirement	-	-	(137,500)	-
Release from liability from US Department of Energy	-	1,833,896	-	1,833,896

Total Other (Expense) Income	(477,235)	1,921,024	(2,893,903)	1,769,068

Net Loss	(2,345,976)	(1,238,799)	(6,746,768)	(4,920,832)
Less: Net income attributable to non-controlling interest	-	13,257	-	66,994
Net Loss Attributable to Car Charging Group, Inc.	(2,345,976)	(1,252,056)	(6,746,768)	(4,987,826)
Dividend attributable to Series C stockholders	(365,300)	(212,400)	(683,700)	(414,400)
Net Loss Attributable to Common Stockholders	$(2,711,276)	$(1,464,456)	$(7,430,468)	$(5,402,226)

Net Loss Per Share
- Basic and Diluted	$(0.03)	$(0.02)	$(0.09)	$(0.07)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	80,330,460	79,139,995	79,986,345	78,489,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency

For the Six Months Ended June 30, 2016

(unaudited)

									Non
	Convertible						Additional		Controlling	Total
	Preferred-A		Preferred-C		Common Stock		Paid-In	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Deficiency

Balance - December 31, 2015	10,500,000	$10,500	120,330	$120	79,620,730	$79,621	$63,676,848	$(73,372,655)	$(4,011,130)	$(13,616,696)

Sale of Series C convertible preferred stock, net of issuance costs [1]	-	-	22,786	22	-	-	976,849	-	-	976,871

Stock-based compensation	-	-	-	-	194,158	194	382,595	-	-	382,789
							-
Common stock issued as compensation for services previously accrued	-	-	-	-	903,923	904	(904)	-	-	-

Return and retirement of common stock in connection with settlement	-	-	-	-	(242,303)	(242)	(44,758)	-	-	(45,000)

Convertible preferred stock issued as compensation to the Chief Operating Officer	500,000	500	750	1	-	-	(501)	-	-	-

Series C convertible preferred stock issued as compensation to the Executive Chairman	-	-	444	1	-	-	39,963	-	-	39,964

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	(683,700)	-	-	(683,700)
Payment of dividends in kind	-	-	6,116	6	-	-	611,594	-	-	611,600

Warrant modification expense	-	-	-	-	-	-	6,284	-	-	6,284

Net loss	-	-	-	-	-	-	-	(6,746,768)	-	(6,746,768)

Balance - June 30, 2016	11,000,000	$11,000	150,426	$150	80,476,508	$80,477	$64,964,270	$(80,119,423)	$(4,011,130)	$(19,074,656)

[1] Includes gross proceeds of $1,367,120, less issuance costs of $211,835 ($150,383 of cash and $61,452 non-cash) and warrants with an issuance date fair value of $178,414 recorded as a derivative liability.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended
	June 30,
	2016	2015
		(revised)
Cash Flows From Operating Activities
Net loss	$(6,746,768)	$(4,920,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	465,747	478,830
Amortization of discount on convertible debt	-	41,998
Change in fair value of warrant liabilities	2,194,257	(888,907)
Provision for bad debt	(1,066)	(1,347)
Loss on disposal of fixed assets	8,597	2,160
Gain on settlement of accounts payable	-	(40,500)
Release from U.S. Department of Energy accrued liability	-	(1,833,896)
Non-compliance penalty for delinquent regular SEC filings	476,713	653,150
Non-compliance penalty for SEC registration requirement	137,500	-
Non-cash compensation:
Convertible preferred stock	131,967	728,962
Common stock	104,776	768,588
Options	599,011	1,076,428
Warrants	6,284	288,862
Changes in operating assets and liabilities:
Accounts receivable and other receivables	405,371	(256,801)
Inventory	190,277	231,937
Prepaid expenses and other current assets	181,680	(162,599)
Deposits	-	(4,511)
Other assets	39,965	(20)
Accounts payable and accrued expenses	781,744	37,660
Deferred rent	-	(6,564)
Deferred revenue	(410,560)	(115,042)

Total Adjustments	5,312,263	998,388

Net Cash Used in Operating Activities	(1,434,505)	(3,922,444)

Cash Flows From Investing Activities
Purchase of fixed assets	(58,669)	(42,487)
Investment in estate of Ecotality net of amount owed to Ecotality Estate Creditor’s Committee	-	(210,965)

Net Cash Used In Investing Activities	(58,669)	(253,452)

Cash Flows From Financing Activities
Proceeds from sale of shares of Series C Convertible
Preferred Stock and warrants	1,367,120	3,000,000
Payment of Series C Convertible Preferred Stock issuance costs	(52,500)	-
Proceeds from issuance of convertible notes payable to a related party	200,000	-
Payment of notes and convertible notes payable	(26,910)	(171,585)

Net Cash Provided by Financing Activities	1,487,710	2,828,415

Net Decrease in Cash	(5,464)	(1,347,481)

Cash - Beginning of Period	189,231	1,627,062

Cash - Ending of Period	$183,767	$279,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows -- Continued

(unaudited)

	For The Six Months Ended
	June 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest expense	$303	$10,018

Non-cash investing and financing activities:
Return and retirement of common stock in connection with settlement	$45,000	$-
Issuance of common stock for services previously accrued	$26,982	$94,999
Issuance of Series C Convertible Preferred Stock in settlement of accrued registration rights penalty and related interest	$-	$2,069,700
Accrual of contractual dividends on Series C Convertible Preferred Stock	$683,700	$414,400
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$(611,600)	$(435,200)
Warrants issued in connection with extension of convertible note payable	$-	$23,641
Warrants reclassified to derivative liabilities	$-	$281,403
Accrual of issuance costs on Series C Convertible Preferred Stock	$159,335	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2016 and for the three and six months ended June 30, 2016. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on July 29, 2016.

2. GOING CONCERN AND MANAGEMENT’S PLANS

As of June 30, 2016, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $183,767, $19,508,293 and $80,119,423, respectively. During the three and six months ended June 30, 2016, the Company incurred a net loss of $2,345,976 and $6,746,768, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In July 2016, the Company issued a sixty-day convertible note in the principal amount of $200,000 to a company wholly-owned by the Company’s Executive Chairman of the Board of Directors. In August 2016, the Company repaid a convertible note in the principal amount of $105,000 to a company wholly-owned by the Company’s Executive Chairman of the Board of Directors. The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital.

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

USE OF ESTIMATES

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, stock-based compensation, accounts receivable reserves, warranty reserves, inventory valuations, the valuation allowance related to the Company’s deferred tax assets, the carrying amount of intangible assets, estimates of future EV sales and the effects thereon, and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of June 30, 2016 and December 31, 2015, there was an allowance for uncollectable amounts of $33,760 and $140,998, respectively. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted. There is no collateral held by the Company for accounts receivable nor does any accounts receivable serve as collateral for any of the Company’s borrowings with the exception of the Company’s convertible note payable further described in Note 7 – Notes Payable – Convertible Note.

INVENTORIES

Inventory is comprised of electric charging stations and related parts, which are available for sale or for warranty requirements. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of sales and inventory that is installed on the premises of participating owner/operator properties, where the Company retains ownership, is transferred to fixed assets at the carrying value of the inventory. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. Based on the aforementioned periodic reviews, the Company recorded an inventory reserve for slow-moving, excess or obsolete inventories of $190,000 and $290,000 as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016 and December 31, 2015, the Company’s inventory was comprised solely of finished goods and parts that are available for sale.

FIXED ASSETS

Fixed assets are stated at cost, net of accumulated depreciation and amortization which is recorded commencing at the in-service date using the straight-line method over the estimated useful lives of the assets. Accumulated depreciation and amortization as of June 30, 2016 and December 31, 2015 was $4,347,020 and $4,100,163, respectively.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INTANGIBLE ASSETS

Accumulated amortization related to intangible assets as of June 30, 2016 and December 31, 2015 was $28,602 and $23,445, respectively.

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

CONCENTRATIONS

During the three and six months ended June 30, 2016, revenues generated from Entity C represented approximately 13% and 13%, respectively, of the Company’s total revenue. During the three and six months ended June 30, 2015, revenues generated from Entity C represented approximately 18% and 15%, respectively, of the Company’s total revenue. During the six months ended June 30, 2015, revenues generated from Entity A represented approximately 27% of the Company’s total revenue. The Company generated grant revenues from governmental agencies (Entity A) and charging service revenues from a customer (Entity C).

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

The following common stock equivalents are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2016	2015
Preferred stock	50,674,188	41,242,027
Warrants	55,384,027	58,142,745
Options	7,765,000	7,666,333
Convertible notes	339,058	99,524
Total potentially dilutive shares	114,162,273	107,150,629

COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. See Note 4 – Accrued Expenses, Note 10 – Commitments and Contingencies and Note 11 – Subsequent Events – Commitments and Contingencies.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVISION OF FINANCIAL STATEMENTS FOR THE QUARTER ENDED JUNE 30, 2015

During the course of preparing the quarterly report on Form 10-Q for the quarter ended September 30, 2015, the Company identified an error which resulted in the overstatement of its accrued public information fee on the condensed consolidated balance sheet as of June 30, 2015 and its provision for non-compliance penalty for delinquent regular SEC filings on the condensed consolidated statements of operations during the three and six months ended June 30, 2015. The reason for the error related to the Company’s interpretation of a contractual provision. See Note 5 – Accrued Public Information Fee.

The following tables reconcile the prior period as reported balances to the revised balances:

	June 30,2015
	As Reported	Adjustment	As Revised
Condensed Consolidated Balance Sheet:

Total Current Assets	$1,942,413	$-	$1,942,413
Total Assets	$4,571,529	$-	$4,571,529
Total Current Liabilities	$17,244,978	$(1,100,000)	$16,144,978
Total Liabilities	$17,501,491	$(1,100,000)	$16,401,491
Total Stockholders’ Deficiency	$(13,754,962)	$1,100,000	$(12,654,962)

	For the Three Months Ended June 30, 2015			For the Six Months Ended June 30, 2015
Condensed Consolidated Statements of Operations:	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

Loss From Operations	$(3,159,823)	$-	$(3,159,823)	$(6,689,900)	$-	$(6,689,900)
Total Other Income	821,024	1,100,000	1,921,024	669,068	1,100,000	1,769,068
Net Loss	(2,338,799)	1,100,000	(1,238,799)	(6,020,832)	1,100,000	(4,920,832)
Less: Net income attributable to noncontrolling interest	13,257	-	13,257	66,994	-	66,994
Net Loss Attributable to Car Charging Group, Inc.	(2,352,056)	1,100,000	(1,252,056)	(6,087,826)	1,100,000	(4,987,826)
Dividend attributable to Series C shareholders	(212,400)	-	(212,400)	(414,400)	-	(414,400)
Net Loss Attributable to Common Shareholders	$(2,564,456)	$1,100,000	$(1,464,456)	$(6,502,226)	$1,100,000	$(5,402,226)
Net Loss Per Share - Basic and Diluted	$(0.03)		$(0.02)	$(0.08)		$(0.07)
Weighted Average Number of
Common Shares Outstanding - Basic and Diluted	79,139,995		79,139,995	78,489,861		78,489,861

	For the Six Months Ended June 30, 2015
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Cash Flows:

Cash Flows From Operating Activities:
Net Loss	$(6,020,832)	$1,100,000	$(4,920,832)
Adjustments to reconcile net loss to net cash used in operating activities	$2,374,328	$(1,100,000)	$1,274,328
Net Cash Used In Operating Activities	$(3,922,444)	$-	$(3,922,444)
Net Cash Used In Investing Activities	$(253,452)	$-	$(253,452)
Net Cash Provided By Financing Activities	$2,828,415	$-	$2,828,415

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
	(unaudited)
Registration rights penalty	$866,250	$728,750
Accrued consulting fees	975,425	916,925
Accrued host fees	1,117,208	873,544
Accrued professional, board and other fees	1,265,881	1,069,341
Accrued wages	194,369	187,779
Warranty payable	290,131	223,988
Accrued taxes payable	413,722	355,950
Warrants payable	295,106	77,761
Accrued issuable equity	737,895	324,894
Accrued interest expense	154,092	83,842
Dividend payable	365,300	293,200
Other accrued expenses	70,264	10,750
	$6,745,643	$5,146,724

REGISTRATION RIGHTS PENALTY

In connection with the sale of the Company’s Series C Convertible Preferred Stock, the Company granted the purchasers certain registration rights. As of June 30, 2016 and December 31, 2015, the Company had not yet filed a registration statement under the Securities Act of 1933. The registration rights agreements entered into with the Series C Convertible Preferred Stock purchasers provide that the Company has to pay liquidated damages equal to 1% of all Series C subscription amounts received on the date the Series C resale registration statement was due to be filed pursuant to such registration rights agreements. The Company needs to pay such penalty each month thereafter until the resale registration statement is filed. The maximum liquidated damages amount is 10% of all Series C subscription amounts received. Failure to pay such liquidated damages results in interest on such damages at a rate of 18% per annum becoming due. As a result, the Company accrued $866,250 and $728,750 of Series C Convertible Preferred Stock registration rights damages at June 30, 2016 and December 31, 2015, respectively.

WARRANTS PAYABLE

As of June 30, 2016 and December 31, 2015, the Company accrued $294,111 and $77,735, respectively, related to investment banking fees which were payable in warrants. See Note 7 – Fair Value Measurement – Warrants Payable and Note 8 – Stockholders’ Deficiency – Preferred Stock - Series C Convertible Preferred Stock for additional details.

5. ACCRUED PUBLIC INFORMATION FEE

In accordance with certain securities purchase agreements, the Company is required to be compliant with Rule 144(c)(1) of the SEC, as defined, so as to enable investors to sell their holdings of Company shares in accordance with the securities purchase agreements. In the event of the Company’s noncompliance with Rule 144(c)(1) at any time after the six-month anniversary of the offering, the investors are entitled to receive a fee of 1% of the aggregate subscription amount of the purchaser’s securities, plus an additional 1% for every pro rata 30-day period that the Company is not in compliance (payable in cash or in kind). As of June 30, 2016 and December 31, 2015, the Company had accrued $2,910,447 and $2,433,734, respectively, as a result of periods of noncompliance with Rule 144(c)(1).

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. NOTES PAYABLE

CONVERTIBLE AND OTHER NOTES – RELATED PARTY

On June 24, 2016, the Company issued a sixty-day convertible note in the principal amount of $105,000 to a company wholly-owned by the Company’s Executive Chairman of the Board of Directors. The principal amount is to be repaid upon the date at which the Company has received payment under an existing grant with the Pennsylvania Turnpike. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, the Company issued a five-year immediately vested warrant to purchase 525,000 shares of common stock at an exercise price of $0.70 per share with an issuance date fair value of $38,113, which was recorded as a debt discount. In connection with the Company’s sequencing policy, the warrants were determined to be derivative liabilities. In connection with the Company’s sequencing policy, the conversion option was also determined to be a derivative liability, however its value was de minimis. Subsequent to June 30, 2016, the Company repaid the principal amount of $105,000 plus accrued interest.

On June 24, 2016, the Company issued a sixty-day convertible note in the principal amount of $95,000 to a company wholly-owned by the Company’s Executive Chairman of the Board of Directors. The principal amount is to be repaid upon the date at which the Company has received at least $1,000,000 in financing from third parties. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, the Company issued a five-year immediately vested warrant to purchase 475,000 shares of common stock at an exercise price of $0.70 per share with an issuance date fair value of $34,484, which was recorded as a debt discount. In connection with the Company’s sequencing policy, the warrants were determined to be derivative liabilities In connection with the Company’s sequencing policy, the conversion option was also determined to be a derivative liability, however, its value was de minimis.

During the six months ended June 30, 2016, the Company made aggregate principal repayments of $20,000 associated with a non-convertible note payable to the same related party.

CONVERTIBLE AND OTHER NOTES

As of June 30, 2016, the secured convertible note had an outstanding principal balance of $50,000 which was past due.

During the six months ended June 30, 2016, the Company made aggregate principal repayments of $6,910 associated with a non-convertible note payable.

INTEREST EXPENSE

Interest expense for the three and six months ended June 30, 2016 was $35,314 and $70,552, respectively, and $11,960 and $21,019 during the three and six months ended June 30, 2015, respectively.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. FAIR VALUE MEASUREMENT

See Note 4 – Accrued Expenses – Warrants Payable and Note 8 – Stockholders’ Deficiency – Preferred Stock - Series C Convertible Preferred Stock for additional details associated with issuance costs which included an obligation to issue investment banker warrants.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Risk-free interest rate	0.58% - 1.08%	0.22% - 1.01%	0.58% - 1.16%	0.02% - 1.30%
Expected term (years)	2.28 - 5.00	1.00 - 4.66	2.28 - 5.00	1.00 - 5.05
Expected volatility	123% - 139%	89% - 95%	114% - 139%	84% - 95%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities and warrants payable that are measured at fair value on a recurring basis:

Derivative Liabilities
Beginning balance as of January 1, 2016	$1,350,881
Issuance of warrants	251,011
Change in fair value of derivative liability	2,038,366
Ending balance as of June 30, 2016	$3,640,258

Warrants Payable
Beginning balance as of January 1, 2016	$77,761
Provision for new warrant issuances	969
Accrual of other warrant obligations	61,454
Change in fair value of warrants payable	154,922
Issuance of warrants	-
Ending balance as of June 30, 2016	$295,106

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$3,640,258	$3,640,258
Warrants Payable	-	-	295,106	295,106
Total liabilities	$-	$-	$3,935,364	$3,935,364

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$1,350,881	$1,350,881
Warrants payable	-	-	77,761	77,761
Total liabilities	$-	$-	$1,428,642	$1,428,642

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. STOCKHOLDERS’ DEFICIENCY

PREFERRED STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

On March 24, 2016, the Company issued 500,000 shares of Series A Convertible Preferred Stock to the Company’s Chief Operating Officer in connection with his March 24, 2015 employment agreement. The $500,000 of aggregate fair value of the shares was recognized over the one year service period. The Company recognized $0 and $114,754 of stock-based compensation expense during the three and six months ended June 30, 2016, respectively, related to the award which is included within stock-based compensation on the condensed consolidated statement of changes in stockholders’ deficiency.

The Series A Convertible Preferred Stock shall have no liquidation preference so long as the Series C Convertible Preferred Stock shall be outstanding.

SERIES B CONVERTIBLE PREFERRED STOCK

As of June 30, 2016, the liquidation preference for the Series B Convertible Preferred Stock amounted to $825,000.

SERIES C CONVERTIBLE PREFERRED STOCK

On March 11, 2016, the Company entered into a securities purchase agreement with a purchaser for gross proceeds of an aggregate of $2,900,040 (“Subscription Amount”), of which, $650,040 was paid to the Company at closing and the remaining $2,250,000 (“Milestone Amounts”) was payable to the Company upon the completion of certain milestones (“Milestones”), as specified in the agreement. Through June 30, 2016, based on the Company’s achievement of certain of the milestones prior to the June 24, 2016 deadline, net proceeds of an aggregate of $1,147,950 (gross proceeds of $1,267,160 less issuance costs of $197,160, of which, as of June 30, 2016, $149,658 had not been paid and was included within accrued expenses) of the Subscription Amount had been paid to the Company. See Note 4 – Accrued Expenses – Warrants Payable and Note 7 – Fair Value Measurement for additional details. As a result, the Company issued the following to the purchaser during the six months ended June 30, 2016: (i) 21,120 shares of Series C Convertible Preferred Stock and (ii) five-year warrants to purchase an aggregate of 3,017,047 shares of common stock at an exercise price of $1.00 per share with an issuance date fair value of $167,956 which was recorded as a derivative liability.

On March 11, 2016, the Company entered into a securities purchase agreement with a purchaser for net proceeds of an aggregate of $85,285 (gross proceeds of $99,960 less issuance costs of $14,675, of which, as of June 30, 2016, $9,677 had not been paid and was included within accrued expenses). See Note 4 – Accrued Expenses – Warrants Payable and Note 7 – Fair Value Measurement for additional details. Pursuant to the securities purchase agreement, the Company issued the following to the purchaser: (i) 1,666 shares of Series C Convertible Preferred Stock, and (ii) a five-year warrant to purchase 238,000 shares of common stock for an exercise price of $1.00 per share with an issuance date fair value of $10,458 which was recorded as a derivative liability.

On March 24, 2016, the Company issued 750 shares of Series C Convertible Preferred Stock to the Company’s Chief Operating Officer in connection with his March 24, 2015 employment agreement. The $75,000 of aggregate fair value of the shares was recognized over the one year service period. The Company recognized $0 and $17,213 of stock-based compensation expense during the three and six months ended June 30, 2016, respectively, related to the award which is included within stock-based compensation on the condensed consolidated statement of changes in stockholders’ deficiency.

During the six months ended June 30, 2016, the Company issued 444 shares of Series C Convertible Preferred Stock with a fair value of $39,964 to the Company’s Executive Chairman of the Board in satisfaction of amounts previously owed which was accrued for as of December 31, 2015, which is included within Series C convertible preferred stock issued as compensation to the Executive Chairman on the condensed consolidated statement of changes in stockholders’ deficiency.

During the six months ended June 30, 2016, the Company issued 2,932 shares of Series C Convertible Preferred Stock in satisfaction of the $293,200 dividend for the three months ended December 31, 2015 and 3,184 shares of Series C Convertible Preferred Stock in satisfaction of the $318,400 dividend for the three months ended March 31, 2016. As of June 30, 2016 the Company accrued $365,300 in connection with the dividend payable for the three months ended June 30, 2016. See Note 4 – Accrued Expenses.

In the event of a liquidation, the Series C Convertible Preferred Stock is also entitled to a liquidation preference equal to the stated value plus any accrued and unpaid dividends, which, as of June 30, 2016, was equal to $15,407,900.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. STOCKHOLDERS’ DEFICIENCY – CONTINUED

NON-CONTROLLING INTERESTS

350 Green is not owned by the Company but is deemed to be a VIE where the entirety of its results of operations are consolidated in the Company’s financial statements.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to preferred stock, common stock, stock options and warrants for the three and six months ended June 30, 2016 in the amounts of $280,792 and $842,038, respectively, and for the three and six months ended June 30, 2015 in the amounts of $1,102,606 and $2,862,840, respectively. As of June 30, 2016, there was $196,537 of unrecognized stock-based compensation expense related to stock options that will be recognized over the weighted average remaining vesting period of 0.9 years.

STOCK OPTIONS

The weighted average estimated fair value of the options granted during the three and six months ended June 30, 2016 was $0.51 and $0.38 per share, respectively. The weighted average estimated fair value of the options granted during the three and six months ended June 30, 2015 was $0.37 and $0.37 per share, respectively.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2014

Risk free interest rate	0.73% - 0.90%	0.63% - 1.00%	0.73% - 0.90%	0.63% - 1.21%
Expected term (years)	2.50	2.50 - 3.00	2.50	2.50 - 3.50
Expected volatility	112% - 118%	87% - 91%	102% - 118%	87% - 101%
Expected dividends	0.00%	0.00%	0.00%	0.00%

A summary of the option activity during the six months ended June 30, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value

Outstanding, December 31, 2015	7,781,667	$1.15
Granted	130,000	0.38
Exercised	-	-
Cancelled/forfeited/expired	(146,667)	0.75
Outstanding, June 30, 2016	7,765,000	$1.14	2.3	$21,600

Exercisable, June 30, 2016	6,871,000	$1.19	2.2	$21,600

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK WARRANTS

See Note 8 – Stockholders’ Deficiency – Preferred Stock – Series C Convertible Preferred Stock for details associated with the issuances of warrants in connection with the security purchase agreements.

In January 2016, the Company agreed to extend the maturity date of warrants to purchase an aggregate of 1,290,000 shares of common stock with an exercise price of $2.25 per share by eighteen (18) months in exchange for the warrant holders’ consent to rescind a fundamental transactions provision. As a result, the Company recorded warrant modification expense of $5,827 during the six months ended June 30, 2016.

During the six months ended June 30, 2016, the Company recorded warrant modification expense of $457 related to the extension of expiration date of warrants to purchase 25,000 shares of common stock.

A summary of the warrant activity during the six months ended June 30, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value

Outstanding, December 31, 2015	61,043,591	$1.08
Issued	3,857,143	0.92
Exercised	-	-
Cancelled/forfeited/expired	(9,516,707)	2.08
Outstanding, June 30, 2016	55,384,027	$0.89	2.6	$56

Exercisable, June 30, 2016	55,384,027	$0.89	2.6	$56

COMMON STOCK

In March 2016, one of the former members of Beam returned 242,303 shares of the Company’s common stock to the Company in exchange for cash of $45,000. The shares of common stock were cancelled by the Company in March 2016.

During the six months ended June 30, 2016, the Company issued 750,000 shares of common to the Company’s Chief Operating Officer in connection with his March 24, 2015 employment agreement. The $300,000 of aggregate fair value of the shares was recognized over the one year service period. The Company recognized $0 and $68,852 of stock-based compensation expense during the three and six months ended June 30, 2016, respectively, related to the award which is included within stock-based compensation on the condensed consolidated statement of changes in stockholders’ deficiency.

During the six months ended June 30, 2016, the Company issued an aggregate of 348,081 shares of common stock to the Company’s Board of Directors as compensation for their attendance at various Board and OPFIN Committee meetings, of which, 194,158 shares were issued for 2016 meetings and 153,923 shares were issued for 2015 meetings. The shares had an aggregate grant date fair value of $65,982, of which, $35,924 was recognized during the six months ended June 30, 2016 and is included within stock-based compensation on the condensed consolidated statement of changes in stockholders’ deficiency and $30,058 was recognized during the year ended December 31, 2015 and was included within stock-based compensation on the consolidated statement of changes in stockholders’ deficiency as of December 31, 2015.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. RELATED PARTIES

The Company paid commissions to a company owned by its former CEO totaling $0 during the three and six months ended June 30, 2016 and $8,500 and $26,250 during the three and six months ended June 30, 2015, respectively, for business development services relating to the installations of EV charging stations by the Company in accordance with the support services contract. These amounts are recorded as compensation in the condensed consolidated statements of operations.

The Company incurred accounting and tax service fees totaling $0 for the three and six months ended June 30, 2016 provided by a company that is partially owned by the Company’s former Chief Financial Officer. The Company incurred accounting and tax service fees totaling $17,736 and $24,918 for the three and six months ended June 30, 2015, respectively, provided by a company that is partially owned by the Company’s former Chief Financial Officer. This expense was recorded as general and administrative expense.

The Company is licensing certain technology under terms of a patent licensing agreement with an entity (licensor) that is majority owned by the former CEO. The Company has agreed to pay royalties to the licensor equal to 10% of the gross profits received by the Company from bona fide commercial sales and/or uses of the licensed products and processes. As of June 30, 2016, the Company has not paid nor incurred any royalty fees related to this agreement. See Note 10 – Commitments and Contingencies – Patent License Agreement.

10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

Total rent expense for the three and six months ended June 30, 2016 was $91,120 and $170,991, respectively, and $113,297 and $229,244 for the three and six months ended June 30, 2015, respectively.

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

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. v. 350 Green, LLC in favor of JNS, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. On April 7, 2016, JNS amended the complaint to add CCGI alleging an unspecified amount of lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its unspecified costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. CCGI has filed a motion to dismiss and the parties have concurrently agreed to attend a settlement conference on August 18, 2016.

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

NOTE PAYABLE

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Car Charging Group, Inc. (and, including its subsidiaries, “CarCharging”, “CCGI”, “the Company”) as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to CarCharging. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item IA. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on July 29, 2016.

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

We offer our Property Partners a flexible range of business models for EV charging equipment and services. In our comprehensive and turnkey business model, we own and operate the EV charging equipment, manage the installation, maintenance, and related services; and share a portion of the EV charging revenue with the property owner. Alternatively, Property Partners may share in the equipment and installation expenses, with CarCharging operating and managing the EV charging stations and providing connectivity to the Blink Network. For Property Partners interested in purchasing and owning EV charging stations, that they manage, we can also provide EV charging hardware, site recommendations, connectivity to the Blink Network, and service and maintenance services.

We have strategic relationships with hundreds of property partners that include well-recognized companies, large municipalities, and local businesses. The types of properties include airports, auto dealers, healthcare/medical, hotel, mixed-use, municipal locations, multifamily residential and condo, parks and recreation areas, parking lots, religious institution, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. Some examples are Caltrans, City of Azusa, City of Chula Vista, City of Springfield, City of Tucson, Cracker Barrel, Federal Realty, Fred Meyer Stores, Inc., Fry’s Food & Drug, Inc., IKEA, JBG Associates, LLC, Kroger Company and Ralphs Grocery Company. CarCharging continues to establish contracts with property partners that previously had contracts with ECOtality, the former owner of the Blink related assets.

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

Sales

We currently maintain an in-house field sales force that maintains business relationships with our property partners and develops new sales opportunities through lead generation and marketing. We also sell our products and services through reseller partners, which then sell to property representatives and/or hosts.

We continue to invest in the improvement of the service and maintenance of our Company-owned stations, as well as those stations with a service and maintenance plans, and expanding our cloud-based network capabilities. We anticipate continuing to expand our revenues by selling our next generation of EV charging equipment to current as well as new Property Partners, which includes airports, auto dealers, healthcare/medical, hotel, mixed-use, municipal locations, multifamily residential and condo, parks and recreation areas, parking lots, religious institution, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations, expanding our sales channels to wholesale distributors, utilities, auto OEMs, solar integrators, and dealers, and implementing EV charging station occupancy fees (after charging is completed, fees for remaining connected to the charging station beyond an allotted grace period), and subscription plans for EV drivers on our Blink-owned public charging locations.

During the three months ended June 30, 2016, one electric car sharing services customer accounted for 13% of our total revenues.

Our revenues are primarily derived from fees charged to EV drivers for EV charging in public locations, EV charging hardware sales, and government grants. EV charging fees to EV drivers are based either on an hourly rate, a per kilowatt-hour (“kWh”) rate, or by session, and are calculated based on a variety of factors, including associated station costs and local electricity tariffs. EV charging hardware is sold to our property partners such as Green Commuter, IKEA, Nashville Music Center, and Wendy’s. In addition, other sources of fees from EV charging services are network fees and payment processing fees paid by our property partners.

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

Notes Payable

On June 24, 2016, we issued a sixty-day convertible note in the principal amount of $105,000 to a company wholly-owned by our Executive Chairman. The principal amount is to be repaid upon the date at which we have received payment under an existing grant with the Pennsylvania Turnpike. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 525,000 shares of common stock at an exercise price of $0.70 per share. Subsequent to June 30, 2016, we repaid the principal amount of $105,000 plus accrued interest.

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

Consolidated Results of Operations

Three Months Ended June 30, 2016 Compared With Three Months Ended June 30, 2015

Revenues

We have generated charging service revenue of $356,412 related to installed EV charging stations for the three months ended June 30, 2016 as compared to $515,985 for the three months ended June 30, 2015, a decrease of $159,573, or 31%, which was primarily a result of a reduction in revenue from a program sponsored by Nissan North America that the Company has participated in since July 2014. As part of the program, drivers that purchase a Nissan Leaf in certain markets within the United States receive two years of free charging. Since July 2015, other participating companies have added charging stations to the program reducing our share of revenue generated in connection with this program. We expect revenues derived from this program during the balance of 2016 to continue to be lower than the revenues we derived from this program in the same periods in 2015.

Grant revenue decreased from $159,794 to $57,385 during the three months ended June 30, 2016, a decrease of $102,409, or 64%. Grants, rebate and incentives, collectively “grant revenue” relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. Our grant revenue during the 2014 and 2015 fiscal years was primarily derived from our agreement with the Bay Area Air Quality Management District (the “BAAQMD”). Our agreement with the BAAQMD ended on December 31, 2015. Our current source of grant revenue is from Pennsylvania Turnpike Commission. The ability to secure grant revenues is typically unpredictable and, therefore, uncertain. However, historically, the Company has secured and depended on incentives and intends to continue to pursue incentives from various governmental jurisdictions. As an example, the Company recently endorsed the Obama Administration’s announcement of, among other things, programs to release up to $4.5 billion in loan guarantees and invite applications to support the deployment of commercial EV charging facilities, and launch the Fixing America’s Surface Transportation (“FAST”) Act process to identify and develop corridors for zero emission and alternative fuel vehicles, which will include a network of EV fast charging stations.

Equipment sales increased from $185,172 to $360,169 during the three months ended June 30, 2016, an increase of $174,997, or 95%. The increase was primarily due to a higher volume of residential and commercial units sold during the three months ended June 30, 2016.

Other revenue increased from $82,160 to $119,246 during the three months ended June 30, 2016, an increase of $37,086, or 45%. Other revenues are comprised of network and transaction fees earned from our hosts which we initiated during the fourth quarter of 2014, which resulted in an increase in the number of fee generating units on our network during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station parts and related services sold, repairs and maintenance, electricity reimbursements to hosts and revenue share payments made to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the three months ended June 30, 2016 were $834,562 as compared to $713,031 for the three months ended June 30, 2015, an increase of $121,531, or 17%. There is a degree of variability in our gross margins related to charging services revenues from period to period primarily due to (i) the mix of revenue share payment arrangements, (ii) electricity reimbursements, and (iii) the estimated repair and maintenance costs associated with those charging stations not currently in operation. Any variability in our gross margins related to equipment sales depends on the mix of products sold.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense decreased by $881,902, or 43%, from $2,070,910 for the three months ended June 30, 2015 to $1,189,008 for the three months ended June 30, 2016. The decrease was primarily attributable to a reduction of approximately $434,000 in non-cash stock-based compensation expense as compared to the 2015 period (which includes a $218,000 reduction of stock-based compensation expense related to share-based payments made to our Chief Operating Officer during the three months ended June 30, 2015 under the terms of his employment agreement) as well as a reduction in payroll and other related expenses of approximately $381,000 due to the departure of certain management and other personnel during the second half of 2015.

Other operating expenses consist primarily of rent, travel and IT expenses. Other operating expenses decreased by $136,011, or 27%, from $505,581 for the three months ended June 30, 2015 to $369,570 for the three months ended June 30, 2016. The decrease was primarily attributable to decreased IT expenses and call center expenses as the Company inaugurated its own internal call center in Phoenix, Arizona during 2016 as compared to the prior period.

General and administrative expenses decreased by $444,599, or 55%, from $813,412 for the three months ended June 30, 2015 to $368,813 for the three months ended June 30, 2016. The decrease was primarily due to reduced legal and consulting fees as compared to the three months ended June 30, 2015, which was primarily attributable to cash constraints and reduced litigation activity during the three months ended June 30, 2016.

Other (Expense) Income

Other income was $1,921,024 for the three months ended June 30, 2015 as compared to other expense of $477,235 for the three months ended June 30, 2016, a decrease of $2,398,259, or 125%. The decrease was primarily attributable to $1,833,896 of income during the three months ended June 30, 2015 which relate to a notification from the U.S Department of Energy (“DOE”) that it had no further property interest in certain direct current fast chargers, which resulted in the release of our liability to the DOE. In addition, we recorded a loss from the change in the fair value of warrant liabilities of $179,849 during the three months ended June 30, 2016, as compared to a gain of $290,898 during the three months ended June 30, 2015, an decrease of $470,747, primarily as a result of the Company’s share price, which increased the value of its warrant liabilities.

Net Loss

Our net loss for the three months ended June 30, 2016 increased by $1,107,177, or 89%, to $2,345,976 as compared to $1,238,799 for the three months ended June 30, 2015. The increase was primarily attributable to an increase in other expense of $2,398,259, partially offset by a decrease in operating expenses of $1,462,512. Our net loss attributable to common shareholders for the three months ended June 30, 2016 increased by $1,246,820, or 85%, from $1,464,456 to $2,711,276 for the aforementioned reasons and due to an increase in the dividend attributable to Series C Convertible Preferred shareholders of $152,900.

Six Months Ended June 30, 2016 Compared With Six Months Ended June 30, 2015

Revenues

We have generated charging service revenue of $740,882 related to installed EV charging stations for the six months ended June 30, 2016 as compared to $905,770 for the six months ended June 30, 2015, a decrease of $164,888, or 18%, which is primarily a result of a reduction in revenue from a program sponsored by Nissan North America that the Company has participated in since July 2014. As part of the program, drivers that purchase a Nissan Leaf in certain markets within the United States receive two years of free charging. Since July 2015, other participating companies have added charging stations to the program reducing our share of revenue generated in connection with this program. We expect revenues derived from this program during the balance of 2016 to continue to be lower than the revenues we derived from this program in the same periods in 2015.

Grant revenue decreased from $805,979 to $157,165 during the six months ended June 30, 2016, a decrease of $648,814, or 81%. Grants, rebate and incentives, collectively “grant revenue” relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. Our grant revenue during the 2014 and 2015 fiscal years was primarily derived from our agreement with the BAAQMD. Our agreement with the BAAQMD ended on December 31, 2015. Our current source of grant revenue is from Pennsylvania Turnpike Commission. The ability to secure grant revenues is typically unpredictable and, therefore, uncertain. However, historically, the Company has secured and depended on incentives and intends to continue to pursue incentives from various governmental jurisdictions. As an example, the Company recently endorsed the Obama Administration’s announcement of, among other things, programs to release up to $4.5 billion in loan guarantees and invite applications to support the deployment of commercial EV charging facilities, and launch the FAST Act process to identify and develop corridors for zero emission and alternative fuel vehicles, which will include a network of EV fast charging stations.

Equipment sales increased from $405,979 to $650,374 during the six months ended June 30, 2016, an increase of $244,395, or 60%. The increase was primarily due to a higher volume of residential and commercial units sold during the six months ended June 30, 2016.

Other revenue increased from $116,684 to $208,331 during the six months ended June 30, 2016, an increase of $91,647, or 79%. Other revenues are comprised of network and transaction fees earned from our hosts which we initiated during the fourth quarter of 2014, which resulted in an increase in the number of fee generating units on our network during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station parts and related services sold, repairs and maintenance, electricity reimbursements to hosts and revenue share payments made to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the six months ended June 30, 2016 were $1,604,740 as compared to $1,721,105 for the six months ended June 30, 2015, a decrease of $116,365, or 7%, primarily due to a reduction in network fees due to a renegotiated contract.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense decreased by $2,202,777, or 45%, from $4,855,564 for the six months ended June 30, 2015 to $2,652,787 for the six months ended June 30, 2016. The decrease was primarily attributable to share-based payments with a fair value of approximately $1,100,000 made to our Chief Operating Officer during the six months ended June 30, 2015 under the terms of an employment agreement, as well as reduced payroll expenses of approximately $704,000 due to the departure of certain management and other personnel during the second half of 2015.

Other operating expenses consist primarily of rent, travel and IT expenses. Other operating expenses decreased by $107,778, or 13%, from $822,151 for the six months ended June 30, 2015 to $714,373 for the six months ended June 30, 2016. The decrease was primarily attributable to decreased call center expenses as the Company inaugurated their own internal call center in Phoenix, Arizona during 2016 and reduced travel expenses as compared to the prior period.

General and administrative expenses decreased by $887,775, or 58%, from $1,525,492 for the six months ended June 30, 2015 to $637,717 for the six months ended June 30, 2016. The decrease was primarily due to reduced legal and consulting fees as compared to the six months ended June 30, 2015, which was primarily attributable to cash constraints and reduced litigation activity during the six months ended June 30, 2016.

Other (Expense) Income

Other income was $1,769,068 for the six months ended June 30, 2015 as compared to other expense of $2,893,903 for the six months ended June 30, 2016, a decrease of $4,662,971, or 264%. The decrease was primarily attributable to a loss from the change in the fair value of warrant liabilities of $2,194,257 during the six months ended June 30, 2016, as compared to a gain of $888,907 during the six months ended June 30, 2015, a decrease of $3,083,164, primarily as a result of the increase in the Company’s share price, which increased the value of its warrant liabilities. In addition, there was $1,833,896 of income during the six months ended June 30, 2015 which relate to a notification from the DOE that it had no further property interest in certain direct current fast chargers, which resulted in the release of our liability to the DOE.

Net Loss

Our net loss for the six months ended June 30, 2016 increased by $1,825,936, or 35%, to $6,746,768 as compared to $4,920,832 for the six months ended June 30, 2015. The increase was primarily attributable to an increase in other expense of $4,662,971, partially offset by a decrease in operating expenses of $3,198,330. Our net loss attributable to common shareholders for the three months ended June 30, 2016 increased by $2,028,242, or 38%, from $5,402,226 to $7,430,468 for the aforementioned reasons and due to an increase in the dividend attributable to Series C Convertible Preferred shareholders of $269,300.

Liquidity and Capital Resources

During the six months ended June 30, 2016, we primarily financed our activities from proceeds derived from sales of our capital stock. A significant portion of the funds raised from the sale of capital stock have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the six months ended June 30, 2016 and 2015, we used cash of $1,434,505 and $3,922,444 in operating activities, respectively. Our cash used in operating activities for the six months ended June 30, 2016 was primarily attributable to our net loss of $6,746,768, adjusted for non-cash expenses in the aggregate amount of $4,123,786, partially offset by $1,188,477 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used in operating activities for the six months ended June 30, 2015 was primarily attributable to our net loss of $4,920,832, adjusted for net non-cash expenses in the aggregate amount of $1,274,328, plus $275,940 of net cash used to fund changes in the levels of operating assets and liabilities.

For the six months ended June 30, 2016, cash used in investing activities was $58,669 which was used to purchase charging stations and other fixed assets. During the six months ended June 30, 2015, cash used in investing activities was $253,452, of which $42,487 was used for the purchase of office and computer equipment and $210,965 was paid to the ECOtality Estate Creditor’s Committee.

Cash provided by financing activities for the six months ended June 30, 2016 was $1,487,710, of which, $1,314,620 of net proceeds (gross proceeds of $1,367,120 less issuance costs of $52,500) were from the sale of Series C Convertible Preferred Stock and warrants, $200,000 was provided in connection with proceeds from the issuance of convertible notes to a related party, partially offset by the repayment of notes payable of $26,910. Cash provided by financing activities for the six months ended June 30, 2015 was $2,828,415, of which $3,000,000 was due to the release of funds from escrow in connection with a prior sale of Series C Convertible Preferred Stock, partially offset by the repayment of notes payable of $171,585.

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

Through June 30, 2016, we incurred an accumulated deficit since inception of $80,119,423. As of June 30, 2016, we had a cash balance and working capital deficit of $183,767 and $19,508,293, respectively. During the six months ended June 30, 2016 and 2015, we incurred net losses of $6,746,768 and $4,920,832, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We do not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

4.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

5.	We have determined that oversight over our external financial reporting and internal control over our financial reporting by our Board of Directors is ineffective. The Board of Directors has not provided adequate review of the Company’s SEC’s filings and condensed consolidated financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s condensed consolidated financial statement.

To help address these material weaknesses, management engaged financial consultants and performed additional analyses and other procedures.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

General Litigation

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. The Company records legal costs associated with loss contingencies as incurred and has accrued for all probable and estimable settlements.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on July 29, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The disclosure under the heading “Convertible Notes” in Note 7 to our unaudited condensed consolidated financial statements is incorporated herein by reference.

During the three months ended June 30, 2016, the Company issued five-year options to purchase 70,000 shares of the Company’s common stock at exercise prices ranging from $0.31 to $0.72 per share to members of the Board as compensation for attending Board meetings during this time. The options are fully vested and had an aggregate grant date fair value of $32,250.

During the three months ended June 30, 2016, the Company issued five-year options to purchase 60,000 shares of the Company’s common stock at exercise prices ranging from $0.15 to $0.49 per share to members of the Board as compensation for attending meetings of the OPFIN Committee. The options vest immediately and had an aggregate grant date fair value of $17,550.

During the three months ended June 30, 2016, the Company issued 66,667 shares of the Company’s common stock to members of the Board as compensation for attending Board meetings. The shares had a grant date fair value of $18,000 based on the trading price of the Company’s common stock on the dates of the Board meetings.

During the three months ended June 30, 2016, the Company issued an aggregate of 179,452 of the Company’s common stock as compensation for attending OPFIN Committee meetings. The shares had a grant date fair value of $30,923 based on the trading price of the Company’s common stock on the dates of the OPFIN Committee meetings.

As previously reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2016, on March 11, 2016, the Company entered into a securities purchase agreement with a purchaser for gross proceeds of an aggregate of $2,900,040, of which $650,040 was paid to the Company at closing and the remaining $2,250,000 was payable to the Company upon the completion of certain milestones, as specified in the agreement. As previously reported, at closing, 10,834 shares of Series C Convertible Preferred Stock were issued to the purchaser.

During the three months ended March 31, 2016, upon the completion of certain milestones, the Company issued 2,500 shares of Series C Convertible Preferred Stock to the purchaser for a purchase price, as part of the aggregate $2,900,040 to be paid, of $150,000.

During the three months ended June 30, 2016, upon the completion of certain milestones, the Company issued 5,000 shares of Series C Convertible Preferred Stock to the purchaser for a purchase price, as part of the aggregate $2,900,040 to be paid, of $300,000.The above securities were issued in reliance on the exemption under Section 4(2) of the Securities Act. These securities qualified for exemption under Section 4(2) since the issuance by us did not involve a public offering. The offerings were not “public offerings” as defined in Section 4(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for these transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.1	Secured Convertible Promissory Note in the Principal Amount of $105,000 related to a Pennsylvania Turnpike grant, issued June 24, 2016.				X
4.2	Class A Common Stock Purchase Warrant to Purchase 525,000 shares, issued June 24, 2016.				X
4.3	Secured Convertible Promissory Note in the Principal Amount of $95,000 related to third party financing, issued June 24, 2016.				X
4.4	Class A Common Stock Purchase Warrant to Purchase 475,000 shares, issued June 24, 2016.				X
4.5	Amendment to class A Common Stock Purchase warrant to Purchase 525,000 shares, dated July 27, 2016.				X
4.6	Amendment to class A Common Stock Purchase warrant to Purchase 475,000 shares, dated July 27, 2016.				X
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2016	CAR CHARGING GROUP, INC.

	By:	/s/ Michael J. Calise
Michael J. Calise
Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer)

