Form 10-Q
period 2016-09-30
Car Charging Group, Inc.
filed 2016-11-21
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 16, 2016, the registrant had 80,476,508 common shares issued and outstanding.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$9,132	$189,231
Accounts receivable and other receivables, net	157,765	551,214
Inventory, net	439,978	744,150
Prepaid expenses and other current assets	172,096	429,798

Total Current Assets	778,971	1,914,393

Fixed assets, net	882,598	1,500,893
Intangible assets, net	119,060	126,797
Other assets	195,539	132,043

Total Assets	$1,976,168	$3,674,126

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$3,147,288	$2,160,433
Accounts payable [1]	3,908,009	3,908,009
Accrued expenses	7,650,394	5,146,724
Accrued expenses [1]	5,969	5,969
Accrued public information fee	3,005,277	2,433,734
Derivative liabilities	3,972,504	1,350,881
Convertible notes payable	50,000	50,000
Convertible notes payable - related party, net of debt discount of $36,022	458,978	-
Notes payable - related party	-	20,000
Current portion of notes payable	346,341	351,954
Current portion of deferred revenue	400,684	924,123

Total Current Liabilities	22,945,444	16,351,827
Deferred revenue, net of current portion	95,984	109,180
Notes payable, net of current portion	-	4,815

Total Liabilities	23,041,428	16,465,822

Series B Convertible Preferred Stock, 10,000 shares designated, 8,250 shares issued and outstanding as of September 30, 2016 and December 31, 2015	825,000	825,000

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 11,000,000 and 10,500,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	11,000	10,500
Series C Convertible Preferred Stock, 250,000 shares designated, 150,426 and 120,330 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	150	120
Common stock, $0.001 par value, 500,000,000 shares authorized, 80,476,508 and 79,620,730 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	80,477	79,621
Additional paid-in capital	64,556,822	63,676,848
Accumulated deficit	(82,527,579)	(73,372,655)

Total Car Charging Group Inc. - Stockholders’ Deficiency	(17,879,130)	(9,605,566)
Non-controlling interest [1]	(4,011,130)	(4,011,130)

Total Stockholders’ Deficiency	(21,890,260)	(13,616,696)

Total Liabilities and Stockholders’ Deficiency	$1,976,168	$3,674,126

[1] - Related to 350 Green, which became a variable interest entity of the Company on April 17, 2014.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Charging service revenue	$380,857	$436,259	$1,121,739	$1,342,029
Grant and rebate revenue	71,125	262,858	228,290	1,068,837
Equipment sales	205,821	232,739	856,195	638,718
Other	97,356	74,284	305,687	190,968

Total Revenues	755,159	1,006,140	2,511,911	3,240,552

Cost of Revenues:
Cost of charging services	357,245	462,772	$1,191,413	1,491,806
Depreciation and amortization	263,110	209,134	697,067	639,236
Cost of equipment sales	80,510	103,334	417,125	426,360

Total Cost of Revenues	700,865	775,240	2,305,605	2,557,402

Gross Profit	54,294	230,900	206,306	683,150

Operating Expenses:
Compensation	1,564,463	2,176,818	4,217,250	7,032,382
Other operating expenses	342,774	383,497	1,057,147	1,205,648
General and administrative expenses	420,953	264,334	1,058,670	1,789,826

Total Operating Expenses	2,328,190	2,824,649	6,333,067	10,027,856

Loss From Operations	(2,273,896)	(2,593,749)	(6,126,761)	(9,344,706)

Other (Expense) Income:
Interest expense	(57,937)	(26,571)	(128,489)	(47,590)
Amortization of discount on convertible debt	(168,443)	(13,516)	(168,443)	(55,514)
Gain on settlement or forgiveness of accounts payable and accrued expenses	503,125	136,331	503,125	176,831
Gain on settlement of other trade liabilities	-	148,029	-	209,086
Change in fair value of warrant liabilities	(255,788)	1,272,938	(2,450,045)	2,161,845
Loss on disposal of fixed assets	(8,751)	-	(17,348)	-
Gain on sale of fixed assets, net	-	72,248	-	70,088
Investor warrant expense	(1,011)	-	(7,295)	(275,908)
Non-compliance penalty for delinquent regular SEC filings	(94,830)	(622,900)	(571,543)	(1,276,050)
Non-compliance penalty for SEC registration requirement	(50,625)	(228,750)	(188,125)	(228,750)
Release from liability from U.S. Department of Energy	-	-	-	1,833,896

Total Other (Expense) Income	(134,260)	737,809	(3,028,163)	2,567,934

Net Loss	(2,408,156)	(1,855,940)	(9,154,924)	(6,776,772)
Less: Net income attributable to non-controlling interest	-	322,606	-	389,600
Net Loss Attributable to Car Charging Group, Inc.	(2,408,156)	(2,178,546)	(9,154,924)	(7,166,372)
Dividend attributable to Series C stockholders	(386,700)	(242,500)	(1,070,400)	(656,900)
Net Loss Attributable to Common Stockholders	$(2,794,856)	$(2,421,046)	$(10,225,324)	$(7,823,272)

Net Loss Per Share
- Basic and Diluted	$(0.03)	$(0.03)	$(0.13)	$(0.10)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	80,476,508	79,512,525	80,049,648	78,834,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders' Deficiency

For the Nine Months Ended September 30, 2016

(unaudited)

	Convertible						Additional		Non- Controlling	Total
	Preferred-A		Preferred-C		Common Stock		Paid-In	Accumulated	Interest	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Deficiency
Balance - December 31, 2015	10,500,000	$10,500	120,330	$120	79,620,730	$79,621	$63,676,848	$(73,372,655)	$(4,011,130)	$(13,616,696)

Sale of Series C convertible preferred stock, net of issuance costs [1]	-	-	22,786	22	-	-	976,849	-	-	976,871

Stock-based compensation	-	-	-	-	194,158	194	360,836	-	-	361,030

Common stock issued as compensation for services previously accrued	-	-	-	-	903,923	904	(904)	-	-	-

Return and retirement of common stock in connection with settlement	-	-	-	-	(242,303)	(242)	(44,758)	-	-	(45,000)

Convertible preferred stock issued as compensation to the Chief Operating Officer	500,000	500	750	1	-	-	(501)	-	-	-

Series C convertible preferred stock issued as compensation to the Executive Chairman	-	-	444	1	-	-	39,963	-	-	39,964

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	(1,070,400)	-	-	(1,070,400)
Payment of dividends in kind	-	-	6,116	6	-	-	611,594	-	-	611,600

Warrant modification expense	-	-	-	-	-	-	7,295	-	-	7,295

Net loss	-	-	-	-	-	-	-	(9,154,924)	-	(9,154,924)

Balance – September 30, 2016	11,000,000	$11,000	150,426	$150	80,476,508	$80,477	$64,556,822	$(82,527,579)	$(4,011,130)	$(21,890,260)

[1]	Includes gross proceeds of $1,367,120, less issuance costs of $211,835 ($150,383 of cash and $61,452 non-cash) and warrants with an issuance date fair value of $178,414 recorded as a derivative liability.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Nine Months Ended
	September 30,
	2016	2015

Cash Flows From Operating Activities

Net loss	$(9,154,924)	$(6,776,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	744,354	704,601
Amortization of discount on convertible debt	168,443	55,514
Change in fair value of warrant liabilities	2,450,045	(2,161,845)
Provision for bad debt	95,715	(6,132)
Loss on disposal of fixed assets	17,348	-
Gain on sale of fixed assets	-	(70,088)
Gain on settlement of accounts payable	-	(176,831)
Gain on settlement of other trade liabilities	-	(209,086)
Release from U.S. Department of Energy accrued liability	-	(1,833,896)
Non-compliance penalty for delinquent regular SEC filings	571,543	1,276,050
Non-compliance penalty for SEC registration requirement	188,125	228,750
Non-cash compensation:
Convertible preferred stock	131,967	1,013,497
Common stock	192,881	932,937
Options	815,353	1,469,773
Warrants	7,295	288,862
Changes in operating assets and liabilities:
Accounts receivable and other receivables	522,076	(27,421)
Inventory	251,236	325,342
Prepaid expenses and other current assets	138,569	(117,215)
Deposits	39,456	(68,942)
Other assets	(105,223)	643,925
Accounts payable and accrued expenses	1,548,913	233,164
Deferred rent	-	(6,564)
Deferred revenue	(536,635)	(693,146)

Total Adjustments	7,241,461	1,801,249

Net Cash Used in Operating Activities	(1,913,463)	(4,975,523)

Cash Flows From Investing Activities
Purchase of fixed assets	(80,463)	(38,368)
Proceeds from sale of fixed assets	-	78,100
Investment in estate of Ecotality net of amount owed to Ecotality Estate Creditor’s Committee	-	(210,965)

Net Cash Used In Investing Activities	(80,463)	(171,233)

Cash Flows From Financing Activities
Proceeds from sale of shares of Series C Convertible
Preferred Stock and warrants	1,367,120	3,830,000
Payment of Series C Convertible Preferred Stock issuance costs	(52,500)	-
Payments of future offering costs	(60,209)	-
Payment of debt issuance costs	(45,000)	-
Bank overdrafts	139,844	-
Proceeds from issuance of convertible notes payable to a related party	600,000	-
Repayment of notes and convertible notes payable	(135,428)	(189,937)

Net Cash Provided by Financing Activities	1,813,827	3,640,063

Net Decrease in Cash	(180,099)	(1,506,693)

Cash - Beginning of Period	189,231	1,627,062

Cash - Ending of Period	$9,132	$120,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows -- Continued

(unaudited)

	For The Nine Months Ended
	September 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest expense	$2,245	$10,727

Non-cash investing and financing activities:
Return and retirement of common stock in connection with settlement	$45,000	$-
Issuance of common stock for services previously accrued	$26,982	$94,999
Issuance of Series C Convertible Preferred Stock in settlement of accrued registration rights penalty and related interest	$-	$2,069,700
Issuance of Series B Convertible Preferred Stock to the Creditors of ECOtality	$-	$825,000
Accrual of contractual dividends on Series C Convertible Preferred Stock	$1,070,400	$656,900
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$(611,600)	$(677,700)
Warrants issued in connection with extension of convertible note payable	$-	$37,157
Warrants reclassified to derivative liabilities	$-	$281,403
Accrual of issuance costs on Series C Convertible Preferred Stock	$159,335	$-
Transfer of inventory to fixed assets	$55,207	$112,687
Warrants issued as debt discount in connection with issuances of notes payable	$204,465	$-
Warrants issued in connection with sale of Series C convertible preferred stock	$178,414	$88,905

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on July 29, 2016.

2. GOING CONCERN AND MANAGEMENT’S PLANS

As of September 30, 2016, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $9,132, $22,166,473 and $82,527,579, respectively. During the three and nine months ended September 30, 2016, the Company incurred a net loss of $2,408,156 and $9,154,924, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Subsequent to September 30, 2016, the Company received an aggregate of $500,000 associated with the issuance of a note payable. In addition, pursuant to the note, an additional $3,225,000 is payable to the Company upon the completion of certain milestones, as specified in the note. See Note 11 – Subsequent Events – Note Payable for additional details. There can be no assurance that the Company will be successful in completing the milestones. The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of CCGI and its wholly-owned subsidiaries, including Car Charging, Inc., Beam Charging LLC (“Beam”), EV Pass LLC (“EV Pass”), Blink Network LLC (“Blink”) and Car Charging China Corp. (“Car Charging China”). All intercompany transactions and balances have been eliminated in consolidation.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of September 30, 2016 and December 31, 2015, there was an allowance for uncollectable amounts of $42,942 and $140,998, respectively. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

INVENTORIES

Inventory is comprised of electric charging stations and related parts, which are available for sale or for warranty requirements. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of sales and inventory that is installed on the premises of participating owner/operator properties, where the Company retains ownership, is transferred to fixed assets at the carrying value of the inventory. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. Based on the aforementioned periodic reviews, the Company recorded an inventory reserve for slow-moving, excess or obsolete inventories of $170,000 and $290,000 as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016 and December 31, 2015, the Company’s inventory was comprised solely of finished goods and parts that are available for sale.

FIXED ASSETS

Fixed assets are stated at cost, net of accumulated depreciation and amortization which is recorded commencing at the in-service date using the straight-line method over the estimated useful lives of the assets. Accumulated depreciation and amortization as of September 30, 2016 and December 31, 2015 was $4,609,576 and $4,100,163, respectively.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INTANGIBLE ASSETS

Intangible assets were acquired in conjunction with the acquisitions of Beam, EV Pass, and Blink during 2013 and were recorded at their fair value at such time. Trademarks are amortized on a straight-line basis over their useful life of ten years. Patents are amortized on a straight-line basis over the lives of the patent (twenty years or less), commencing when the patent is approved and placed in service on a straight line basis. Accumulated amortization related to intangible assets as of September 30, 2016 and December 31, 2015 was $31,181 and $23,445, respectively.

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

CONCENTRATIONS

During the three and nine months ended September 30, 2016, revenues generated from Entity C represented approximately 15% and 14%, respectively, of the Company’s total revenue. During the three and nine months ended September 30, 2015, revenues generated from Entity C represented approximately 15% and 15%, respectively, of the Company’s total revenue. During the nine months ended September 30, 2015, revenues generated from Entity A represented approximately 22% of the Company’s total revenue. The Company generated grant revenues from governmental agencies (Entity A) and charging service revenues from a customer (Entity C).

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

The following common stock equivalents are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30,
	2016	2015
Preferred stock	50,882,292	43,850,376
Warrants	55,483,597	58,780,353
Options	6,923,335	7,418,000
Convertible notes	782,354	103,810
Total potentially dilutive shares	114,071,578	110,152,539

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating ASU 2016-15 and its impact on its condensed consolidated financial statements or disclosures.

4. ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	September 30, 2016	December 31, 2015
	(unaudited)
Registration rights penalty	$916,875	$728,750
Accrued consulting fees	505,300	916,925
Accrued host fees	1,256,756	873,544
Accrued professional, board and other fees	1,338,265	1,069,341
Accrued wages	188,622	187,779
Accrued commissions	400,000	-
Warranty payable	245,332	223,988
Accrued taxes payable	414,694	355,950
Accrued payroll taxes payable	140,294	-
Warrants payable	350,516	77,761
Accrued issuable equity	872,682	324,894
Accrued interest expense	210,088	83,842
Dividend payable	752,000	293,200
Other accrued expenses	58,970	10,750
	$7,650,394	$5,146,724

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

REGISTRATION RIGHTS PENALTY

In connection with the sale of the Company’s Series C Convertible Preferred Stock, the Company granted the purchasers certain registration rights. As of September 30, 2016 and December 31, 2015, the Company had not yet filed a registration statement under the Securities Act of 1933. The registration rights agreements entered into with the Series C Convertible Preferred Stock purchasers provide that the Company has to pay liquidated damages equal to 1% of all Series C subscription amounts received on the date the Series C resale registration statement was due to be filed pursuant to such registration rights agreements. The Company is required to pay such penalty each month thereafter until the resale registration statement is filed. The maximum liquidated damages amount is 10% of all Series C subscription amounts received. Failure to pay such liquidated damages results in interest on such damages at a rate of 18% per annum becoming due. As a result, the Company accrued $916,875 and $728,750 of Series C Convertible Preferred Stock registration rights damages at September 30, 2016 and December 31, 2015, respectively.

ACCRUED PROFESSIONAL, BOARD AND OTHER FEES

On September 22, 2016, the Company was released from a $503,125 liability pursuant to a September 10, 2012 consulting agreement, such that it recognized a gain on forgiveness of accrued expenses of $503,125 during the three and nine months ended September 30, 2016.

ACCRUED COMMISSIONS

See Note 9 – Related Parties for additional details.

WARRANTS PAYABLE

As of September 30, 2016 and December 31, 2015, the Company accrued $350,516 and $77,761, respectively, related to warrants payable, of which, $345,670 and $77,735, respectively, related to investment banking fees which were payable in warrants. See Note 7 – Fair Value Measurement – Warrants Payable and Note 8 – Stockholders’ Deficiency – Preferred Stock – Series C Convertible Preferred Stock for additional details.

5. ACCRUED PUBLIC INFORMATION FEE

In accordance with certain securities purchase agreements, the Company is required to be compliant with Rule 144(c)(1) of the SEC, as defined, so as to enable investors to sell their holdings of Company shares in accordance with the securities purchase agreements. In the event of the Company’s noncompliance with Rule 144(c)(1) at any time after the six-month anniversary of the offering, the investors are entitled to receive a fee of 1% of the aggregate subscription amount of the purchaser’s securities, plus an additional 1% for every pro rata 30-day period that the Company is not in compliance (payable in cash or in kind). As of September 30, 2016 and December 31, 2015, the Company had accrued $3,005,277 and $2,433,734, respectively, as a result of periods of noncompliance with Rule 144(c)(1).

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. NOTES PAYABLE

CONVERTIBLE AND OTHER NOTES – RELATED PARTY

During the nine months ended September 30, 2016, the Company issued convertibles notes payable in the aggregate principal amount of $600,000 to a company wholly-owned by the Company’s Executive Chairman of the Board of Directors. Notes payable with an aggregate principal amount of $495,000 are to be repaid upon the earlier of (i) the sixty (60) day anniversary of the date of issuance or (ii) the date on which the Company has received at least $1,000,000 in financing from third parties. A note payable with a principal amount of $105,000 was repaid upon the date at which the Company has received payment under an existing grant with the Pennsylvania Turnpike. Interest on the notes accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. These notes are secured by substantially all of the assets of the Company. In connection with the notes issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $0.70 per share with an aggregate issuance date fair value of $204,465, which was recorded as a debt discount. In connection with the Company’s sequencing policy, the warrants were determined to be derivative liabilities and the conversion options were also determined to be a derivative liability, however, their fair value was de minimis.

During the nine months ended September 30, 2016, the Company made aggregate principal repayments of $125,000 associated with convertible and other notes payable to the same related party, of which, $20,000 was related to a note issued in 2014 that was fully repaid. As of the date of filing, convertible notes payable to a company wholly-owned by the Company’s Executive Chairman of the Board of Directors with an aggregate principal amount of $495,000 were outstanding and were past due. The Company has not satisfied this debt and is in negotiations with the Executive Chairman to extend the maturity dates of such notes. On November 14, 2016, the Company received notices of default with respect to notes payable to a company wholly-owned by the Executive Chairman with an aggregate principal balance of $410,000 which included demands for payment of the outstanding principal and interest within seven days.

CONVERTIBLE AND OTHER NOTES

As of September 30, 2016 and December 31, 2015, the secured convertible note had an outstanding principal balance of $50,000. The note is currently past due and is secured by substantially all of the assets of the Company.

During the nine months ended September 30, 2016, the Company made aggregate principal repayments of $10,428 associated with a non-convertible note payable.

INTEREST EXPENSE

Interest expense for the three and nine months ended September 30, 2016 was $57,937 and $128,489, respectively, and $26,571 and $47,590 during the three and nine months ended September 30, 2015, respectively.

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

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Risk-free interest rate	0.58% - 1.08%	0.32% - 0.92%	0.58% - 1.38%	0.02% - 1.30%
Expected term (years)	2.28 - 5.00	1.00 - 4.82	2.28 - 5.00	1.00 - 5.05
Expected volatility	123% - 139%	91% - 92%	114% - 154%	84% - 95%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 derivative liabilities and warrants payable that are measured at fair value on a recurring basis:

Derivative Liabilities
Beginning balance as of January 1, 2016	$1,350,881
Issuance of warrants	382,879
Change in fair value of derivative liability	2,238,744
Ending balance as of September 30, 2016	$3,972,504

Warrants Payable
Beginning balance as of January 1, 2016	$77,761
Accrual of other warrant obligations	67,353
Change in fair value of warrants payable	205,402
Issuance of warrants	-
Ending balance as of September 30, 2016	$350,516

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$3,972,504	$3,972,504
Warrants Payable	-	-	350,516	350,516
Total liabilities	$-	$-	$4,323,020	$4,323,020

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$1,350,881	$1,350,881
Warrants payable	-	-	77,761	77,761
Total liabilities	$-	$-	$1,428,642	$1,428,642

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. STOCKHOLDERS’ DEFICIENCY

PREFERRED STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

On March 24, 2016, the Company issued 500,000 shares of Series A Convertible Preferred Stock to the Company’s Chief Operating Officer in connection with his March 24, 2015 employment agreement. The $500,000 of aggregate fair value of the shares was recognized over the one year service period. The Company recognized $0 and $114,754 of stock-based compensation expense during the three and nine months ended September 30, 2016, respectively, related to the award which is included within stock-based compensation on the condensed consolidated statement of changes in stockholders’ deficiency.

The Series A Convertible Preferred Stock shall have no liquidation preference so long as the Series C Convertible Preferred Stock shall be outstanding.

SERIES B CONVERTIBLE PREFERRED STOCK

As of September 30, 2016, the liquidation preference for the Series B Convertible Preferred Stock amounted to $825,000.

SERIES C CONVERTIBLE PREFERRED STOCK

On March 11, 2016, the Company entered into a securities purchase agreement with a purchaser for gross proceeds of an aggregate of $2,900,040 (“Subscription Amount”), of which, $650,040 was paid to the Company at closing and the remaining $2,250,000 (“Milestone Amounts”) was payable to the Company upon the completion of certain milestones (“Milestones”), as specified in the agreement. Through September 30, 2016, based on the Company’s achievement of certain of the milestones prior to the June 24, 2016 deadline, net proceeds of an aggregate of $1,147,950 (gross proceeds of $1,267,160 less issuance costs of $197,160, of which, as of September 30, 2016, $149,658 had not been paid and was included within accrued expenses) of the Subscription Amount had been paid to the Company. See Note 4 – Accrued Expenses – Warrants Payable and Note 7 – Fair Value Measurement for additional details. As a result, the Company issued the following to the purchaser during the nine months ended September 30, 2016: (i) 21,120 shares of Series C Convertible Preferred Stock and (ii) five-year warrants to purchase an aggregate of 3,017,047 shares of common stock at an exercise price of $1.00 per share with an issuance date fair value of $167,956 which was recorded as a derivative liability.

On March 11, 2016, the Company entered into a securities purchase agreement with a purchaser for net proceeds of an aggregate of $85,285 (gross proceeds of $99,960 less issuance costs of $14,675, of which, as of September 30, 2016, $9,677 had not been paid and was included within accrued expenses). See Note 4 – Accrued Expenses – Warrants Payable and Note 7 – Fair Value Measurement for additional details. Pursuant to the securities purchase agreement, the Company issued the following to the purchaser: (i) 1,666 shares of Series C Convertible Preferred Stock, and (ii) a five-year warrant to purchase 238,000 shares of common stock for an exercise price of $1.00 per share with an issuance date fair value of $10,458 which was recorded as a derivative liability.

On March 24, 2016, the Company issued 750 shares of Series C Convertible Preferred Stock to the Company’s Chief Operating Officer in connection with his March 24, 2015 employment agreement. The $75,000 of aggregate fair value of the shares was recognized over the one year service period. The Company recognized $0 and $17,213 of stock-based compensation expense during the three and nine months ended September 30, 2016, respectively, related to the award which is included within stock-based compensation on the condensed consolidated statement of changes in stockholders’ deficiency.

During the nine months ended September 30, 2016, the Company issued 444 shares of Series C Convertible Preferred Stock with a fair value of $39,964 to the Company’s Executive Chairman of the Board in satisfaction of amounts previously owed which was accrued for as of December 31, 2015, which is included within Series C convertible preferred stock issued as compensation to the Executive Chairman on the condensed consolidated statement of changes in stockholders’ deficiency.

During the nine months ended September 30, 2016, the Company issued 2,932 shares of Series C Convertible Preferred Stock in satisfaction of the $293,200 dividend for the three months ended December 31, 2015 and 3,184 shares of Series C Convertible Preferred Stock in satisfaction of the $318,400 dividend for the three months ended March 31, 2016. As of September 30, 2016, the Company accrued an aggregate of $752,000 related to dividends payable, of which, $365,300 was for the dividend for the three months ended June 30, 2016 and $386,700 was for the dividend for the three months ended September 30, 2016. See Note 4 – Accrued Expenses.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. STOCKHOLDERS’ DEFICIENCY – CONTINUED

PREFERRED STOCK – CONTINUED

SERIES C CONVERTIBLE PREFERRED STOCK – CONTINUED

In the event of a liquidation, the Series C Convertible Preferred Stock is also entitled to a liquidation preference equal to the stated value plus any accrued and unpaid dividends, which, as of September 30, 2016, was equal to $15,794,600.

NON-CONTROLLING INTERESTS

350 Green is not owned by the Company but is deemed to be a VIE where the entirety of its results of operations are consolidated in the Company’s financial statements.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to preferred stock, common stock, stock options and warrants for the three and nine months ended September 30, 2016 in the amounts of $305,458 and $1,147,496 respectively, and for the three and nine months ended September 30, 2015 in the amounts of $842,229 and $3,705,069, respectively. As of September 30, 2016, there was $143,353 of unrecognized stock-based compensation expense related to stock options that will be recognized over the weighted average remaining vesting period of 0.7 years.

STOCK OPTIONS

The weighted average estimated fair value of the options granted during the nine months ended September 30, 2016 was $0.38 per share. There were no options granted during the three months ended September 30, 2016. The weighted average estimated fair value of the options granted during the three and nine months ended September 30, 2015 was $0.27 and $0.36 per share, respectively.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Risk free interest rate	N/A	0.66%	0.73% - 0.90%	0.63% - 1.21%
Expected term (years)	N/A	2.50	2.50	2.50 - 3.50
Expected volatility	N/A	89%	102% - 118%	87% - 101%
Expected dividends	N/A	0.00%	0.00%	0.00%

A summary of the option activity during the nine months ended September 30, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value

Outstanding, December 31, 2015	7,781,667	$1.15
Granted	130,000	0.38
Exercised	-	-
Cancelled/forfeited/expired	(988,332)	1.11
Outstanding, September 30, 2016	6,923,335	$1.14	2.3	$27,900

Exercisable, September 30, 2016	6,041,001	$1.19	2.1	$27,900

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK WARRANTS

See Note 6 – Notes Payable – Convertible and Other Notes – Related Party for details associated with the issuance of warrants in connection with notes payable. See Note 8 – Stockholders’ Deficiency – Preferred Stock – Series C Convertible Preferred Stock for details associated with the issuances of warrants in connection with security purchase agreements.

During the nine months ended September 30, 2016, the Company agreed to extend the maturity date of warrants to purchase an aggregate of 2,590,000 shares of common stock with an exercise price of $2.25 per share by eighteen (18) months in exchange for the warrant holders’ consent to rescind a fundamental transactions provision. As a result, the Company recorded warrant modification expense of $6,838 during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Company recorded warrant modification expense of $457 related to the extension of the expiration date of warrants to purchase 25,000 shares of common stock.

A summary of the warrant activity during the nine months ended September 30, 2016 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value

Outstanding, December 31, 2015	61,043,591	$1.08
Issued	6,255,048	0.86
Exercised	-	-
Cancelled/forfeited/expired	(11,815,042)	1.84
Outstanding, September 30, 2016	55,483,597	$0.89	2.7	$134

Exercisable, September 30, 2016	55,483,597	$0.89	2.7	$134

COMMON STOCK

In March 2016, one of the former members of Beam returned 242,303 shares of the Company’s common stock to the Company in exchange for cash of $45,000. The shares of common stock were cancelled by the Company in March 2016.

During the nine months ended September 30, 2016, the Company issued 750,000 shares of common to the Company’s Chief Operating Officer in connection with his March 24, 2015 employment agreement. The $300,000 of aggregate fair value of the shares was recognized over the one year service period. The Company recognized $0 and $68,852 of stock-based compensation expense during the three and nine months ended September 30, 2016, respectively, related to the award which is included within stock-based compensation on the condensed consolidated statement of changes in stockholders’ deficiency.

During the nine months ended September 30, 2016, the Company issued an aggregate of 348,081 shares of common stock to the Company’s Board of Directors as compensation for their attendance at various Board and OPFIN Committee meetings, of which, 194,158 shares were issued for 2016 meetings and 153,923 shares were issued for 2015 meetings. The shares had an aggregate grant date fair value of $65,982, of which, $35,924 was recognized during the nine months ended September 30, 2016 and is included within stock-based compensation on the condensed consolidated statement of changes in stockholders’ deficiency and $30,058 was recognized during the year ended December 31, 2015 and was included within stock-based compensation on the consolidated statement of changes in stockholders’ deficiency as of December 31, 2015.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. RELATED PARTIES

The Company paid commissions to a company owned by its Executive Chairman, such company is referred to as “FGI,” totaling $0 during the three and nine months ended September 30, 2016 and $17,000 and $43,250 during the three and nine months ended September 30, 2015, respectively, for business development related to installations of EV charging stations by the Company in accordance with the support services contract. These amounts are recorded as compensation on the condensed consolidated statements of operations. These amounts were paid pursuant to a Fee/Commission Agreement entered into by the Company and FGI on November 17, 2009.

FGI and the Company’s Chief Operating Officer (“COO”) have made certain claims for historical unpaid compensation pursuant to their Fee/Commission Agreements with the Company. During November 2016, the Company’s Board of Directors quantified the total claims to be approximately $475,000 for each party and, upon further analysis, determined the Company’s reasonable estimate of the aggregate liability is $400,000 (estimated as $217,000 payable in cash and $183,000 payable in stock options) which was accrued and is included within accrued expenses on the condensed consolidated balance sheet as of September 30, 2016.

In addition, FGI has made a claim that expired warrants to purchase an aggregate of 5,733,335 shares of common stock should be replaced pursuant to an agreement with the Company. As of the filing date, the fair value of the warrant claim is estimated to be approximately $1,000,000. The Company believes this claim is without merit.

A committee of the Board expects to resolve all claims made by FGI (including the possible replacement warrants) by the end of the fiscal year. Separately, a committee of the Board expects to resolve all claims made by the COO by the end of the fiscal year.

The Company incurred accounting and tax service fees totaling $0 for the three and nine months ended September 30, 2016 and $7,655 and $32,573 for the three and nine months ended September 30, 2015, respectively, provided by a company that is partially owned by the Company’s former Chief Financial Officer. This expense was recorded as general and administrative expense.

See Note 6 - Notes Payable - Convertible and Other Notes - Related Party and Note 10 – Commitments and Contingencies – Patent License Agreement.

10. COMMITMENTS AND CONTINGENCIES

See Note 9 – Related Parties for disclosures associated with certain related party contingencies.

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

OPERATING LEASE

Total rent expense, net of sublease income, for the three and nine months ended September 30, 2016 was $34,100 and $205,091, respectively, and $88,905 and $318,149 for the three and nine months ended September 30, 2015, respectively.

PATENT LICENSE AGREEMENT

On March 29, 2012, the Company, as licensee (the “Licensee”) entered into an exclusive patent license agreement with the Executive Chairman of the Board and Balance Holdings, LLC (an entity controlled by the Executive Chairman) (collectively, the “Licensor”), whereby the Company agreed to pay a royalty of 10% of the gross profits received by the Company from commercial sales and/or use of two provisional patent applications, one relating to an inductive charging parking bumper and one relating to a process which allows multiple EVs to plug into an EV charging station simultaneously and charge as the current becomes available.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES – CONTINUED

PATENT LICENSE AGREEMENT – CONTINUED

On March 11, 2016, the Licensee and the Licensor entered into an agreement related to the March 29, 2012 patent license agreement. The parties acknowledged that the Licensee has paid a total of $8,525 in registration and legal fees for the U.S. Provisional Patent Application No. 61529016 (the “Patent Application”) (related to the inductive charging parking bumper) to date. Effective March 11, 2016, the patent license agreement, solely with respect to the Patent Application and the parties’ rights and obligations thereto, was terminated. The Executive Chairman of the Board agreed to be solely responsible for all future costs and fees associated with the prosecution of the patent application. In the event the Patent Application is successful, the Executive Chairman of the Board shall grant a credit to the Licensee in the amount of $8,525 to be applied against any outstanding amount(s) owed to him. If the Licensee does not have any outstanding payment obligations to the Executive Chairman of the Board at the time the Patent Application is approved, the Executive Chairman of the Board shall remit the $8,525 to the Licensee within twenty (20) days of the approval. The parties agreed to a mutual release of any claims associated with the patent license agreement. The Company has not paid nor incurred any royalties to date under the patent license agreement.

LITIGATION AND DISPUTES

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink for the manufacturing and purchase of 6,500 charging cables by Blink, who has not taken delivery or made payment on the contract price of $737,425. ITT Cannon also seeks to be paid the cost of attorney’s fees as well as punitive damages. The parties have agreed on a single arbitrator and are working to schedule the arbitration. The Company contends that the product was not in accordance with the specifications in the purchase order and, as such, believes the claim is without merit. The parties have agreed on a single arbitrator. The arbitration hearing is currently scheduled for February 6, 2017 through February 8, 2017. Depositions have begun while simultaneously pursuing settlement options.

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

350 GREEN, LLC

350 Green lawsuits relate solely to alleged pre-acquisition unpaid debts of 350 Green. Also, there are other unpaid creditors, aside from those noted above, that claim to be owed certain amounts for pre-acquisition work done on behalf of 350 Green solely, that potentially could file lawsuits at some point in the future.

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINED

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. v. 350 Green, LLC in favor of JNS, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. On April 7, 2016, JNS amended the complaint to add CCGI alleging an unspecified amount of lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its unspecified costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. CCGI has filed a motion to dismiss and the parties continue a series of settlement discussions with a named Magistrate Judge ahead of court proceedings.

OTHER MATTER

On May 12, 2016, the SEC filed a complaint with the United States District Court in the Central District of California wherein the SEC alleges that an attorney who previously served as securities counsel to the Company was involved in a fraudulent scheme to create and sell seven (7) public “shell” companies. The SEC’s complaint indicates that one of the shell companies, New Image Concepts, Inc. (“NIC”) was the subject of the Company’s December 7, 2009 reverse merger, wherein following the merger, NIC was renamed Car Charging Group, Inc. The Company is not named as a defendant in the SEC’s complaint and, based on internal review and discussions, there were and are no continuing affiliations between any employees, directors, or investors of the pre-merger shell company and the Company. The Company has determined that no current or past employees of the Company were involved with the former shell company and it does not expect any additional actions to be necessary with respect to this matter.

11. SUBSEQUENT EVENTS

NOTE PAYABLE

The Company entered into a Securities Purchase Agreement dated October 7, 2016 (the “Purchase Agreement”) with a purchaser (the “Purchaser” and together with the Company, the “Parties”). In accordance with its terms, the Purchase Agreement became effective upon (i) execution by the Parties of the Purchase Agreement, Note, the Warrant, and (ii) delivery of an initial advance pursuant to the Note of $500,000, which occurred on October 13, 2016. The Note and Warrant were issued on October 13, 2016. Pursuant to the Purchase Agreement, the Purchaser purchased from the Company (i) a Promissory Note in the aggregate principal amount of up to $3,725,000 (the “Note”) due and payable on the earlier of February 15, 2017 or if the Listing Approval End Date (as defined in the Note) is February 28, 2017, March 31, 2017, or the third business day after the closing of the Public Offering (as defined in the Purchase Agreement), and (ii) a Common Stock Purchase Warrant (the “Warrant”) to purchase 714,285 shares of the Company’s common stock (“Common Stock”) at an exercise price per share equal to the lesser of (i) 80% of the per share price of the Common Stock in the Company’s contemplated Public Offering, (ii) $0.70 per share, (iii) 80% of the unit price in the Public Offering (if applicable), (iv) the exercise price of any warrants issued in the Public Offering, or (v) the lowest conversion price, exercise price, or exchange price, of any security issued by the Company that is outstanding on October 13, 2016. Additionally, pursuant to the Purchase Agreement, on the fifth (5th) trading day after the pricing of the Public Offering, but in no event later than February 28, 2017, or, if the Listing Approval End Date is February 28, 2017, in no event later than March 31, 2017, the Company shall deliver to the Purchaser such number of duly and validly issued, fully paid and non-assessable Origination Shares (as defined in the Purchase Agreement) equal to $1,680,000, divided by the lowest of (i) $0.70 per share, or (ii) the lowest daily closing price of the Common Stock during the ten days prior to delivery of the Origination Shares (subject to adjustment for stock splits), or (iii) 80% of the Common Stock offering price of the Public Offering, or (iv) 80% of the unit price offering price of the Public Offering (if applicable), or (v) the exercise price of any warrants issued in the Public Offering.

Pursuant to the Note, the Purchaser is obligated to provide the Company additional $250,000 or $500,000 advances under the Note as certain milestones, contained in the Funding Schedule within the Note, are achieved (the “Additional Advances”). In the event of an Additional Advance, the Company shall deliver an additional warrant within three (3) days of such advances in the form of the Warrant (the “Additional Warrant”), with the following terms: (i) an aggregate exercise amount equal to 100% of the principal sum attributable to the Additional Advance or Further Advance, respectively (ii) at the per share exercise price then in effect on the Warrant, and (iii) the number of shares for which the Additional Warrant is exercisable equal to the aggregate exercise amount for the Additional Warrant divided by the exercise price. The Purchaser may, at its election, exercise the Warrant, and each Additional Warrant, if any, pursuant to a cashless exercise.

If the Company fails to repay the balance due under the Note, or issues a Variable Security (as defined in the Note) up to and including the date of the closing of the Public Offering, the Purchaser has the right to convert all or any portion of the outstanding Note into shares of Common Stock, subject to the terms and conditions set forth in the Note. All amounts due under the Note become immediately due and payable upon the occurrence of an event of default as set forth in the Note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Car Charging Group, Inc. (and, including its subsidiaries, “CarCharging”, “CCGI”, “the Company”) as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to CarCharging. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q particularly in Item IA - Risk Factors.

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

Overview

We are a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services. We offer both residential and commercial EV charging equipment, enabling EV drivers to easily recharge at various location types.

Our principal line of products and services is our Blink EV charging network (the “Blink Network”) and EV charging equipment (also known as electric vehicle supply equipment) and EV related services. Our Blink Network is proprietary cloud-based software that operates, maintains, and tracks all of the Blink EV charging stations and the associated charging data. The Blink Network provides property owners, managers, and parking companies, who we refer to as our Property Partners, with cloud-based services that enable the remote monitoring and management of EV charging stations, payment processing, and provide EV drivers with vital station information including station location, availability, and applicable fees.

We offer our Property Partners a flexible range of business models for EV charging equipment and services. In our comprehensive and turnkey business model, we own and operate the EV charging equipment, manage the installation, maintenance, and related services, and share a portion of the EV charging revenue with the property owner. Alternatively, Property Partners may share in the equipment and installation expenses, with CarCharging operating and managing the EV charging stations and providing connectivity to the Blink Network. For Property Partners interested in purchasing and owning EV charging stations that they manage, we can also provide EV charging hardware, site recommendations, connectivity to the Blink Network, and service and maintenance services.

As reflected in our unaudited consolidated financial statements for the nine months ended September 30, 2016, we had had a cash balance, a working capital deficiency and an accumulated deficit of $9,132, $22,166,473, and $82,527,579, respectively. During nine months ended September 30, 2016 and 2015, we incurred net losses of $9,154,924 and $6,776,772, respectively. These factors raise substantial doubt about our ability to continue as a going concern, as expressed in the notes to our consolidated financial statements. Historically, we have been able to raise funds to support our business operations.

Through April 16, 2014, 350 Green was our wholly-owned subsidiary in which we had full control and the Company was consolidated. Beginning on April 17, 2014, when 350 Green’s assets and liabilities were transferred to a trust mortgage, 350 Green became a Variable Interest Entity (“VIE”). The consolidation guidance relating to accounting for VIEs requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. We determined that our Company is the primary beneficiary of 350 Green, and as such, 350 Green’s assets, liabilities and results of operations are included in our consolidated financial statements.

Consolidated Results of Operations

Three Months Ended September 30, 2016 Compared With Three Months Ended September 30, 2015

Revenues

We have generated charging service revenue of $380,857 related to installed EV charging stations for the three months ended September 30, 2016 as compared to $436,259 for the three months ended September 30, 2015, a decrease of $55,402, or 13%, which was primarily a result of a reduction in revenue from a program sponsored by Nissan North America that the Company has participated in since July 2014. As part of the program, drivers that purchase a Nissan Leaf in certain markets within the United States receive two years of free charging. Since July 2015, other participating companies have added charging stations to the program reducing the amount of revenue we generate in connection with this program. We expect revenues derived from this program during the balance of 2016 to continue to be lower than the revenues derived from this program in the same periods in 2015.

Grant revenue decreased from $262,858 to $71,125 during the three months ended September 30, 2016, a decrease of $191,733, or 73%. Grants, rebate and incentives, collectively “grant revenue” relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. Our grant revenue during the 2014 and 2015 fiscal years was primarily derived from our agreement with the Bay Area Air Quality Management District (the “BAAQMD”). Our agreement with the BAAQMD ended on December 31, 2015. Our current source of grant revenue is from the Pennsylvania Turnpike Commission. The ability to secure grant revenues is typically unpredictable and, therefore, uncertain. However, historically, the Company has secured and depended on incentives and intends to continue to pursue incentives from various governmental jurisdictions. As an example, the Company recently endorsed the Obama Administration’s announcement of, among other things, programs to release up to $4.5 billion in loan guarantees and invite applications to support the deployment of commercial EV charging facilities, and launch the Fixing America’s Surface Transportation (“FAST”) Act process to identify and develop corridors for zero emission and alternative fuel vehicles, which will include a network of EV fast charging stations.

Equipment sales decreased from $232,739 to $205,821 during the three months ended September 30, 2016, a decrease of $26,918, or 12%. The decrease was primarily due to a lower volume of residential units sold during the three months ended September 30, 2016, partially offset by a higher volume of commercial units sold during the three months ended September 30, 2016.

Other revenue increased from $74,284 to $97,356 during the three months ended September 30, 2016, an increase of $23,072, or 31%. Other revenues are comprised of network and transaction fees earned from our hosts. The increase was primarily due an increase in maintenance contracts from our hosts during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station parts and related services sold, repairs and maintenance, electricity reimbursements to hosts and revenue share payments made to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the three months ended September 30, 2016 were $700,865 (93% of revenues) as compared to $775,240 (77% of revenues) for the three months ended September 30, 2015, a decrease of $74,375, or 10%. There is a degree of variability in our gross margins related to charging services revenues from period to period primarily due to (i) the mix of revenue share payment arrangements, (ii) electricity reimbursements, and (iii) the estimated repair and maintenance costs associated with those charging stations not currently in operation. Any variability in our gross margins related to equipment sales depends on the mix of products sold.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense decreased by $612,355, or 28%, from $2,176,818 for the three months ended September 30, 2015 to $1,564,463 for the three months ended September 30, 2016. The decrease was primarily attributable to a reduction of approximately $680,000 in non-cash stock-based compensation expense as compared to the 2015 period (which includes a $218,000 reduction of stock-based compensation expense related to share-based payments made to our Chief Operating Officer during the three months ended September 30, 2015 under the terms of his employment agreement) as well as a reduction in payroll and other related expenses of approximately $467,000 due to the departure of certain management and other personnel during the second half of 2015, partially offset by $400,000 of commission expense in the 2016 period (of which, $217,000 is payable in cash and $183,000 is payable in stock options).

Other operating expenses consist primarily of rent, travel and IT expenses. Other operating expenses decreased by $40,723, or 11%, from $383,497 for the three months ended September 30, 2015 to $342,774 for the three months ended September 30, 2016. The decrease was primarily attributable to decreased IT expenses and call center expenses as the Company inaugurated its own internal call center in Phoenix, Arizona during 2016 as compared to the prior period.

General and administrative expenses increased by $156,619, or 59%, from $264,334 for the three months ended September 30, 2015 to $420,953 for the three months ended September 30, 2016. The increase was primarily due to increased legal and consulting fees as compared to the three months ended September 30, 2015 resulting from increased general corporate matters and litigation activity.

Other (Expense) Income

Other income was $737,809 for the three months ended September 30, 2015 as compared to other expense of $134,260 for the three months ended September 30, 2016, a decrease of $872,069, or 118%. The decrease was primarily attributable to the loss we recorded from the change in the fair value of warrant liabilities of $255,788 during the three months ended September 30, 2016 as compared to a gain of $1,272,938 during the three months ended September 30, 2015, a decrease of $1,528,726, primarily as a result of the Company’s share price, which increased the value of its warrant liabilities, partially offset by a decrease in the provision for non-compliance penalty for delinquent regular SEC filings of $528,070.

Net Loss

Our net loss for the three months ended September 30, 2016 increased by $552,216, or 30%, to $2,408,156 as compared to $1,855,940 for the three months ended September 30, 2015. The increase was primarily attributable to an increase in other expenses of $872,069, offset by a decrease in operating expenses of $496,459 and gross profit of $176,606. Our net loss attributable to common stockholders for the three months ended September 30, 2016 increased by $373,810, or 15%, from $2,421,046 to $2,794,856 for the aforementioned reasons and due to an increase in the dividend attributable to Series C Convertible Preferred shareholders of $144,200 and a decrease in income attributable to our non-controlling interest of $322,606.

Nine Months Ended September 30, 2016 Compared With Nine Months Ended September 30, 2015

Revenues

We have generated charging service revenue of $1,121,739 related to installed EV charging stations for nine months ended September 30, 2016 as compared to $1,342,029 for the nine months ended September 30, 2015, a decrease of $220,290, or 16%, which is primarily a result of a reduction in revenue from a program sponsored by Nissan North America that the Company has participated in since July 2014. The Program Coordinator pays the Company based on the number of program participants and the percentage of DC Fast Chargers in the program. Starting in July 2015, the private company participating in this program began adding chargers to the program and we no longer were able to generate as much revenue from the percentage of chargers we have in the program. We expect revenues derived from this program during the balance of 2016 to continue to be lower than the revenues we derived from this program in the same periods in 2015.

Grant revenue decreased from $1,068,837 to $228,290 during the nine months ended September 30, 2016, a decrease of $840,547, or 79%. Grants, rebate and incentives, collectively “grant revenue” relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. Our grant revenue during the 2014 and 2015 fiscal years was primarily derived from our agreement with the BAAQMD. Our agreement with the BAAQMD ended on December 31, 2015. Our current source of grant revenue is from the Pennsylvania Turnpike Commission. The ability to secure grant revenues is typically unpredictable and, therefore, uncertain. However, historically, the Company has secured and depended on incentives and intends to continue to pursue incentives from various governmental jurisdictions. As an example, the Company recently endorsed the Obama Administration’s announcement of, among other things, programs to release up to $4.5 billion in loan guarantees and invite applications to support the deployment of commercial EV charging facilities, and launch the FAST Act process to identify and develop corridors for zero emission and alternative fuel vehicles, which will include a network of EV fast charging stations.

Equipment sales increased from $638,718 to $856,195 during the nine months ended September 30, 2016, an increase of $217,477, or 34%. The increase was primarily due to a higher volume of residential and commercial units sold during the nine months ended September 30, 2016.

Other revenue increased from $190,968 to $305,687 during the nine months ended September 30, 2016, an increase of $114,719, or 60%. Other revenues are comprised of network and transaction fees earned from our hosts. The increase was primarily due to an increase in maintenance contracts from out host during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station parts and related services sold, repairs and maintenance, electricity reimbursements to hosts and revenue share payments made to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the nine months ended September 30, 2016 were $2,305,605 (92% of revenues) as compared to $2,557,402 (79% of revenues) for the nine months ended September 30, 2015, a decrease of $251,797, or 10%, primarily due to a reduction in network fees due to a renegotiated contract. There is a degree of variability in our gross margins related to charging services revenues from period to period primarily due to (i) the mix of revenue share payment arrangements, (ii) electricity reimbursements, and (iii) the estimated repair and maintenance costs associated with those charging stations not currently in operation. Any variability in our gross margins related to equipment sales depends on the mix of products sold.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense decreased by $2,815,132, or 40%, from $7,032,382 for the nine months ended September 30, 2015 to $4,217,250 for the nine months ended September 30, 2016. The decrease was primarily attributable to share-based payments with a fair value of approximately $1,375,000 made to our Chief Operating Officer during the nine months ended September 30, 2015 under the terms of an employment agreement, as well as reduced payroll expenses of approximately $1,172,000 due to the departure of certain management and other personnel during the second half of 2015.

Other operating expenses consist primarily of rent, travel and IT expenses. Other operating expenses decreased by $148,501, or 12%, from $1,205,648 for the nine months ended September 30, 2015 to $1,057,147 for the nine months ended September 30, 2016. The decrease was primarily attributable to decreased call center expenses as the Company inaugurated their own internal call center in Phoenix, Arizona during 2016 and reduced travel expenses as compared to the prior period.

General and administrative expenses decreased by $731,156, or 41%, from $1,789,826 for the nine months ended September 30, 2015 to $1,058,670 for the nine months ended September 30, 2016. The decrease was primarily due to reduced legal and consulting fees as compared to the nine months ended September 30, 2015, which was primarily attributable to cash constraints during the nine months ended September 30, 2016.

Other (Expense) Income

Other income was $2,567,934 for the nine months ended September 30, 2015 as compared to other expense of $3,028,163 for the nine months ended September 30, 2016, a decrease of $5,596,097, or 218%. The decrease was primarily attributable to a loss from the change in the fair value of warrant liabilities of $2,450,045 during the nine months ended September 30, 2016, as compared to a gain of $2,161,845 during the nine months ended September 30, 2015, a decrease of $4,611,890, primarily as a result of the increase in the Company’s share price, which increased the value of its warrant liabilities. In addition, there was $1,833,896 of income during the nine months ended September 30, 2015 which related to a notification from the DOE that it had no further property interest in certain direct current fast chargers, which resulted in the release of our liability to the DOE.

Net Loss

Our net loss for the nine months ended September 30, 2016 increased by $2,378,152, or 35%, to $9,154,924 as compared to $6,776,772 for the nine months ended September 30, 2015. The increase was primarily attributable to an increase in other expense of $5,596,097, partially offset by a decrease in operating expenses of $3,694,789 and gross profit of $476,844. Our net loss attributable to common shareholders for the nine months ended September 30, 2016 increased by $2,402,052, or 31%, from $7,823,272 to $10,225,324 for the aforementioned reasons and due to an increase in the dividend attributable to Series C Convertible Preferred shareholders of $413,500 and a decrease in income attributable to our non-controlling interest of $389,600.

Liquidity and Capital Resources

During the nine months ended September 30, 2016, we primarily financed our activities from proceeds derived from debt and equity financings. A significant portion of the funds raised from the sale of capital stock have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the nine months ended September 30, 2016 and 2015, we used cash of $1,913,463 and $4,975,523 in operating activities, respectively. Our cash used in operating activities for the nine months ended September 30, 2016 was primarily attributable to our net loss of $9,154,924, adjusted for non-cash expenses in the aggregate amount of $5,383,069, partially offset by $1,858,392 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used in operating activities for the nine months ended September 30, 2015 was primarily attributable to our net loss of $6,776,772, adjusted for net non-cash expenses in the aggregate amount of $1,512,106, partially offset by $289,143 of net cash provided by changes in the levels of operating assets and liabilities.

For the nine months ended September 30, 2016, cash used in investing activities was $80,463 which was used to purchase charging stations and other fixed assets. During the nine months ended September 30, 2015, cash used in investing activities was $171,233, of which $38,368 was used for the purchase of office and computer equipment and $210,965 was paid to the ECOtality Estate Creditor’s Committee, offset by $78,100 of proceeds from the sale of fixed assets.

Cash provided by financing activities for the nine months ended September 30, 2016 was $1,813,827, of which, $1,314,620 of net proceeds (gross proceeds of $1,367,120 less issuance costs of $52,500) were from the sale of Series C Convertible Preferred Stock and warrants, $600,000 was provided in connection with proceeds from the issuance of convertible notes to a related party and $139,844 was provided by bank overdrafts, partially offset by the repayment of $135,428 of notes payable and the payment of an aggregate of $157,709 of issuance costs. Cash provided by financing activities for the nine months ended September 30, 2015 was $3,640,063, of which $3,830,000 was due to the release of funds from escrow in connection with a prior sale of Series C Convertible Preferred Stock, partially offset by the repayment of notes payable of $189,937.

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

Through September 30, 2016, we incurred an accumulated deficit since inception of $82,527,579. As of September 30, 2016, we had a cash balance and working capital deficit of $9,132 and $22,166,473, respectively. During the three and nine months ended September 30, 2016, we incurred net losses of $2,408,156 and $9,154,924, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Recent Developments

Private Placements

On March 11, 2016, we entered into a securities purchase agreement with a purchaser for gross proceeds of an aggregate of $2,900,040, of which, $650,040 was paid to us at closing and the remaining $2,250,000 is payable to us upon the completion of certain milestones, as specified in the agreement. At closing, 10,834 shares of Series C Convertible Preferred Stock were issued to the purchaser and 2,500 shares of Series C Convertible Preferred Stock were issued upon the completion of certain milestone during the three months ended March 31, 2016.

We entered into the Purchase Agreement dated October 7, 2016 with JMJ. In accordance with its terms, the Purchase Agreement became effective upon (i) execution by the Parties of the Purchase Agreement, a note, and a warrant, and (ii) delivery of an initial advance pursuant to the note of $500,000, which occurred on October 13, 2016. The note and warrant were issued on October 13, 2016. Pursuant to the Purchase Agreement, JMJ purchased from our Company (i) a Promissory Note in the aggregate principal amount of up to $3,725,000 due and payable on the earlier of February 15, 2017 or if the Listing Approval End Date (as defined in the note) is February 28, 2017, March 31, 2017, or the third business day after the closing of the Public Offering (as defined in the Purchase Agreement), and (ii) a Common Stock Purchase Warrant to purchase 714,285 shares of our common stock at an exercise price per share equal to the lesser of (i) 80% of the per share price in the contemplated Public Offering, (ii) $0.70 per share, (iii) 80% of the unit price in the Public Offering (if applicable), (iv) the exercise price of any warrants issued in the Public Offering, or (v) the lowest conversion price, exercise price, or exchange price, of any security issued by us that is outstanding on October 13, 2016. The aggregate exercise price is $500,000. Pursuant to the terms of the note, JMJ has agreed that it will not convert the note into more than 9.99% of our outstanding shares. JMJ currently does not own any shares of our common stock.

On the fifth (5th) trading day after the pricing of the Public Offering, but in no event later than February 28, 2017, or, if the Listing Approval End Date is February 28, 2017, in no event later than March 31, 2017, we will deliver to JMJ shares of our common stock (“Origination Shares”) equal to 48% of the consideration paid by JMJ under the note divided by the lowest of (i) $0.70 per share, or (ii) the lowest daily closing price of the Issuer’s common stock during the ten days prior to delivery of the Origination Shares (subject to adjustment for stock splits), or (iii) 80% of the common stock offering price of the Public Offering, or (iv) 80% of the unit price offering price of the Public Offering (if applicable), or (v) the exercise price of any warrants issued in the Public Offering.

The initial amount borrowed under the note was $500,000, with the remaining amounts permitted to be borrowed under the note being subject to us achieving certain milestones. JMJ will receive a Common Stock Purchase Warrant after each advance. In addition, we agreed that until the closing of the Public Offering, if we issue any security with any term more favorable to the holder of such security or with a term in favor of the holder of such security that was not similarly provided to JMJ in the note or the warrants, such term, at the JMJ’s option, shall become a part of the transaction documents with JMJ. In addition, we agreed to a one-year prohibition (after the closing of the Public Offering) on issuing securities at an effective price per share lower than the greatest of: (i) the exercise price of any warrant issued to JMJ; (ii) the offering price in the Public Offering; or (iii) the exercise price of any warrants issued in the Public Offering. In addition, we agreed on a prohibition on issuing any debt or variable rate security.

Notes Payable

On June 24, 2016, we issued a sixty-day convertible note in the principal amount of $105,000 to a company wholly-owned by Michael D. Farkas, our Executive Chairman. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 525,000 shares of common stock at an exercise price of $0.70 per share. Subsequent to June 30, 2016, we repaid the principal amount of $105,000 plus accrued interest.

On June 24, 2016, we issued a sixty-day convertible note in the principal amount of $95,000 to a company wholly-owned by Mr. Farkas. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 475,000 shares of common stock at an exercise price of $0.70 per share.

On July 27, 2016, we issued a sixty-day convertible note in the principal amount of $100,000 to a company wholly-owned by Mr. Farkas. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 500,000 shares of common stock at an exercise price of $0.70 per share.

On July 29, 2016, we issued a sixty-day convertible note in the principal amount of $50,000 to a company wholly-owned by Mr. Farkas. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 250,000 shares of common stock at an exercise price of $0.70 per share.

On July 29, 2016, we issued a sixty-day convertible note in the principal amount of $20,000 to a company wholly-owned by Mr. Farkas. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 100,000 shares of common stock at an exercise price of $0.70 per share.

On August 1, 2016, we issued a sixty-day convertible note in the principal amount of $30,000 to a company wholly-owned by Mr. Farkas. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 150,000 shares of common stock at an exercise price of $0.70 per share.

On August 15, 2016, we issued a sixty-day convertible note in the principal amount of $100,000 to a company wholly-owned by Mr. Farkas. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 500,000 shares of common stock at an exercise price of $0.70 per share.

On September 1, 2016, we issued a sixty-day convertible note in the principal amount of $15,000 to a company wholly-owned by Mr. Farkas. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 75,000 shares of common stock at an exercise price of $0.70 per share.

On September 9, 2016, we issued a sixty-day convertible note in the principal amount of $35,000 to a company wholly-owned by Mr. Farkas. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 175,000 shares of common stock at an exercise price of $0.70 per share.

On September 16, 2016, we issued a sixty-day convertible note in the principal amount of $50,000 to a company wholly-owned by Mr. Farkas. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 250,000 shares of common stock at an exercise price of $0.70 per share.

With the exception of the June 24, 2016 convertible note for $105,000, the convertible notes in favor of a company wholly-owned by Mr. Farkas discussed above have matured and are past due. We have not satisfied this debt and are in negotiations with Mr. Farkas to extend the maturity dates of such notes. If we are unable to do so on favorable terms, or at all, Mr. Farkas could seek to enforce the notes against us, which could have an adverse effect on our business and reduce the market price of our common stock. On November 14, 2016, we received notices of default with respect to notes payable to a company wholly-owned by the Executive Chairman with an aggregate principal balance of $410,000 which included demands for payment of the outstanding principal and interest within seven days.

Patent License Agreement

On March 29, 2012, we, as licensee (the “Licensee”) entered into an exclusive patent license agreement with Mr. Farkas, and Balance Holdings, LLC (an entity controlled by Mr. Farkas) (collectively, the “Licensor”), whereby we agreed to pay a royalty of 10% of the gross profits received by us from commercial sales and/or use of two provisional patent applications, one relating to an inductive charging parking bumper and one relating to a process which allows multiple EVs to plug into an EV charging station simultaneously and charge as the current becomes available.

On March 11, 2016, the Licensee and the Licensor entered into an agreement related to the March 29, 2012 patent license agreement. The parties acknowledged that the Licensee has paid a total of $8,525 in registration and legal fees for the U.S. Provisional Patent Application No. 61529016 (the “Patent Application”) (related to the inductive charging parking bumper) to date. Effective March 11, 2016, the patent license agreement, solely with respect to the Patent Application and the parties’ rights and obligations thereto, was terminated. Mr. Farkas agreed to be solely responsible for all future costs and fees associated with the prosecution of the patent application. In the event the Patent Application is successful, Mr. Farkas shall grant a credit to the Licensee in the amount of $8,525 to be applied against any outstanding amount(s) owed to him. If the Licensee does not have any outstanding payment obligations to Mr. Farkas at the time the Patent Application is approved, Mr. Farkas shall remit the $8,525 to the Licensee within twenty (20) days of the approval. The parties agreed to a mutual release of any claims associated with the patent license agreement. We have not paid nor incurred any royalties to date under the patent license agreement.

Critical Accounting Policies and Estimates

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2015 filed with the SEC on July 29, 2016. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Recent Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating ASU 2016-15 and its impact on our condensed consolidated financial statements or disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEURES

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

General Litigation

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. The Company records legal costs associated with loss contingencies as incurred and has accrued for all probable and estimable settlements.

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink for the manufacturing and purchase of 6,500 charging cables by Blink, who has not taken delivery or made payment on the contract price of $737,425. ITT Cannon also seeks to be paid the cost of attorney’s fees as well as punitive damages. The parties have agreed on a single arbitrator and are working to schedule the arbitration. The Company contends that the product was not in accordance with the specifications in the purchase order and, as such, believes the claim is without merit. The parties have agreed on a single arbitrator. The arbitration hearing is currently scheduled for February 6, 2017 through February 8, 2017. Depositions have begun while simultaneously pursuing settlement options.

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

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. v. 350 Green, LLC in favor of JNS, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. On April 7, 2016, JNS amended the complaint to add CCGI alleging an unspecified amount of lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its unspecified costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. CCGI has filed a motion to dismiss and the parties continue a series of settlement discussions with a named Magistrate Judge ahead of court proceedings.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties described below, as well as other information included in this prospectus before deciding to purchase our securities. There are many risks that affect our business and results of operations, some of which are beyond our control. Our business, financial condition or operating results could be materially harmed by any of these risks. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment. Additional risks that we do not yet know of or that we currently think are immaterial may also affect our business and results of operations.

Relating to Our Business

Our Revenue Growth Depends on Consumers’ Willingness to Adopt Electric Vehicles.

Our growth is highly dependent upon the adoption by consumers of electric vehicles (“EV”), and we are subject to a risk of any reduced demand for EVs. If the market for EVs does not gain broad market acceptance or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, and specifically EVs, include:

●	perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs;

●	the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use;

●	improvements in the fuel economy of the internal combustion engine;

●	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

●	the environmental consciousness of consumers;

●	volatility in the cost of oil and gasoline;

●	consumers’ perceptions of the dependency of the U.S. on oil from unstable or hostile countries and the impact of international conflicts;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	access to charging stations, standardization of EV charging systems and consumers’ perceptions about convenience and cost to charge an EV; and

●	the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles.

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

We need additional capital to fund our growing operations and if adequate additional financing is not available on reasonable terms or available at all, we may not be able to undertake expansion or continue our marketing efforts and we would have to modify our business plans accordingly. The extent of our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products and/or services by our competition; (iii) the level of our investment in research and development; (iv) the amount of our capital expenditures, including acquisitions; and (v) our growth. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

The Report of Our Independent Registered Public Accounting Firm Contains an Explanatory Paragraph That Expresses Substantial Doubt About Our Ability to Continue as a Going Concern.

The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2015 and for the year then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report states that, since we have incurred net losses since inception and we need to raise additional funds to meet our obligations and sustain our operations, there is substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters are described in Note 2 to our audited financial statements as of December 31, 2015 and 2014 and for the years then ended. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Have a History of Significant Losses, and If We Do Not Achieve and Sustain Profitability, Our Financial Condition Could Suffer.

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future. We incurred net losses of $8.2 million and $23.2 million the years ended December 31, 2015 and 2014, respectively, and as of December 31, 2015 our accumulated deficit was $73.4 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved in addition to the proceeds from this offering, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

If the proceeds from this offering are insufficient for us to continue as a going concern, it could make it more difficult for us to raise additional capital, should it be needed, or cause our customers, suppliers and other business partners to lose confidence in us thereby resulting in a reduction of revenue, loss of supply resources and other effects that would be significantly harmful to our business. If adequate funds are not available when needed, our liquidity, financial condition and operating results would be materially and adversely affected, and we may not be able to operate our business without significant changes in our operations or at all.

We May Not Have The Liquidity to Support Our Future Operations and Capital Requirements.

Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, in addition to the proceeds from this offering, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all. If adequate funds are not available when needed, our financial condition and operating results would be materially and adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

We Are Applying For Listing of Our Common Stock And Warrants on NASDAQ. We Can Provide No Assurance That Our Common Stock And Warrants Qualify to Be Listed, And if Listed, That Our Securities Will Continue to Meet The NASDAQ Listing Requirements. If We Fail to Comply With The Continuing Listing Standards of NASDAQ, Our Securities Could Be Delisted.

We expect that our securities will be eligible to be listed on NASDAQ subject to our ability to satisfy the initial listing requirements. Our ability to have our securities become listed on NASDAQ will require us to, among other items, improve our balance sheet, which we may be unable to accomplish. As of June 30, 2016, we had accumulated stockholders’ deficiency of approximately $19 million, and our stockholders’ deficiency may increase as a result of additional net losses in subsequent quarterly periods.

We can provide no assurance that our listing application will be approved, and that an active trading market for our common stock will develop and continue. If, after listing, we fail to satisfy the continued listing requirements of NASDAQ, such as the corporate governance requirements, stockholder equity requirements or the minimum closing bid price requirement, NASDAQ may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase common stock underlying the units when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

To meet the requirements of NASDAQ, we may be required to restructure certain of our equity securities or satisfy certain liabilities through the issuance of additional equity securities. Our ability to restructure certain of our equity securities may require us to enter into new agreements with the applicable security holders, which we may be unable to do on favorable terms or at all. Any such agreement may result in the issuance of new securities or the modification of the rights of existing securities in a manner that may be dilutive to our common stock holders. In addition, NASDAQ has certain requirements that are beyond our control, such as financial requirements that are based on the trading price of our stock. If we are unable to meet the minimum financial eligibility of NASDAQ, we may be unable to list our stock, and we may be unsuccessful in completing this offering. Moreover, it would prevent us from increasing liquidity in our shares of common stock and make it more difficult for us to raise capital on favorable terms, or at all.

The Unavailability, Reduction or Elimination of Government Incentives Could Have a Material Adverse Effect on Our Business, Financial Condition, Operating Results and Prospects.

As of December 31, 2015, government grants accounted for 29.5% of our revenues. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in diminished revenues from government sources and diminished demand for our products. This could materially and adversely affect our business, prospects, financial condition and operating results.

Our growth depends in part on the availability and amounts of government subsidies for EV charging equipment. In the event such subsidies discontinue, our business outlook and financial conditions could be negatively impacted.

If We Are Unable to Keep Up With Advances in EV Technology, We May Suffer a Decline in Our Competitive Position.

The EV industry is characterized by rapid technological change. If we are unable to keep up with changes in EV technology, our competitive position may deteriorate which would materially and adversely affect our business, prospects, operating results and financial condition. As technologies change, we plan to upgrade or adapt our EV charging stations and Blink Network software in order to continue to provide EV charging services with the latest technology. However, due to our limited cash resources, our efforts to do so may be limited. For example, the EV charging network that we acquired from ECOtality was originally funded, in part, by the U.S. Department of Energy (“DOE”), which funding is no longer available to us. As a result, we may be unable to grow, maintain and enhance the network of charging stations that we acquired from ECOtality at the same rate and scale as ECOtality did prior to the acquisition or at levels comparable our current competitors. Any failure of our charging stations to compete effectively with other manufacturers’ charging stations will harm our business, operating results and prospects.

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

In order to achieve the above-mentioned targets, the general strategies of our Company are to maintain and search for hard-working employees who have innovative initiatives, as well as to keep a close eye on expansion opportunities through merger and/or acquisition.

If Our Estimates or Judgments Relating to Our Critical Accounting Policies Prove to Be Incorrect, Our Financial Condition And Results of Operations Could Be Adversely Affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this prospectus and in our consolidated financial statements included herein. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for doubtful accounts, inventory reserves, impairment of goodwill, indefinite-lived and long-lived assets, pension and other post-retirement benefits, product warranty, valuation allowances for deferred tax assets, valuation of common stock warrants, and share-based compensation. Our financial condition and results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

We Face Risks Arising From Acquisitions.

In 2012 and 2013, we acquired certain assets from 350 Green and Beam Charging. We may pursue similar strategic transactions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing clients of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions and other strategic transactions. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time. In addition, in connection with the acquisition of 50% of the interests of the ECOtality Estate in April 2015, we issued certain shares of Series B Preferred Stock, which we believe constitute an exempt issuance as intended under agreements with certain of our investors as such shares (i) were issued to effectuate the strategic acquisition of ECOtality, and (ii) permit us, in our sole control, to settle these shares for cash at stated optional redemption dates, as opposed to a variable number of shares. However, there can be no assurance that our investors agree with our interpretation of our investment documents and won’t pursue any of the potential remedies that may be available to them.

We Have Limited Insurance Coverage, and Any Claims Beyond Our Insurance Coverage May Result in Our Incurring Substantial Costs and a Diversion of Resources.

We hold employer’s liability insurance generally covering death or work-related injury of employees. We hold public liability insurance covering certain incidents involving third parties that occur on or in the premises of our Company. We hold directors and officers liability insurance. We do not maintain key-man life insurance on any of our senior management or key personnel, or business interruption insurance. Our insurance coverage may be insufficient to cover any claim for product liability, damage to our fixed assets or employee injuries. Any liability or damage to, or caused by, our facilities or our personnel beyond our insurance coverage may result in our incurring substantial costs and a diversion of resources.

Our Future Success Depends, in Part, on the Performance and Continued Service of Our Officers.

We presently depend to a great extent upon the experience, abilities and continued services of our management team, which consists of Michael Calise (our CEO), Michael D. Farkas (our Executive Chairman), Andy Kinard (our President) and Ira Feintuch (our Chief Operating Officer). The loss of services of Mr. Calise, Mr. Farkas, Mr. Kinard or Mr. Feintuch could have a material adverse effect on our business, financial condition or results of operation. Failure to maintain our management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and could have a material adverse effect on our business, financial condition and results of operations.

Our Future Success Depends, in Part, on Our Ability to Attract and Retain Highly Qualified Personnel.

Our future success also depends upon our ability to attract and retain highly qualified personnel. We are in the process of building our management team. Among other positions, we need to hire a Chief Financial Officer with public company experience. Mr. Calise currently acts as our interim Chief Financial Officer. Although we intend to hire a Chief Financial Officer soon, there is no assurance that we will have sufficient financial resources to do so. Our accounting controls may continue to be deficient unless we obtain the services of an experienced Chief Financial Officer who can help us address material weaknesses. In addition, expansion of our business and the management and operation of our Company will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. There can be no assurance that we will be able to attract or retain highly qualified personnel. As our industry continues to evolve, competition for skilled personnel with the requisite experience will be significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

We Are in an Intensely Competitive Industry and There Can Be No Assurance That We Will Be Able to Compete with Our Competitors Who May Have Greater Resources.

We face strong competition from competitors in the EV charging services industry, including competitors who could duplicate our model. Many of these competitors may have substantially greater financial, marketing and development resources and other capabilities than us. In addition, there are very few barriers to entry into the market for our services. There can be no assurance, therefore, that any of our current and future competitors, many of whom may have far greater resources, will not independently develop services that are substantially equivalent or superior to our services. Therefore, an investment in our Company is very risky and speculative due to the competitive environment in which we may operate.

Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence and price. Furthermore, many of our competitors may be able to utilize substantially greater resources and economies of scale to develop competing products and technologies, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. In the event that the market for EV charging stations expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

We Have Experienced Significant Customer Concentration in Recent Periods, And Our Revenue Levels Could Be Adversely Affected if Any Significant Customer Fails To Purchase Products From Us At Anticipated Levels.

We are subject to customer concentration risk as a result of our reliance on a relatively small number of customers for a significant portion of our revenues. The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the nine months ended September 30, 2016, certain customers have accounted for significant revenues, varying by period, to our Company. The loss of these customers could have a material adverse effect on our business.

We May Have Certain Liabilities Associated with the Assets of 350 Green.

The status of the assets of 350 Green, a former wholly-owned subsidiary, are uncertain and not within our control. We transferred the assets of 350 Green to a trust mortgage and 350 Green became a Variable Interest Entity (a “VIE”). We are in the process of periodically reevaluating the nature of our interests in 350 Green, including whether or not we have achieved full isolation of the assets and membership interests of 350 Green, ensuring that we could not be required to provide direct or indirect financial support to our former subsidiary or its creditors. If we are required to provide financial support to our former subsidiary or its creditors, it would adversely impact our working capital.

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

Changes to Federal, State or International Laws or Regulations Applicable To Our Company Could Adversely Affect Our Business.

Our business is subject to a variety of federal, state and international laws and regulations, including those with respect government incentives promoting fuel efficiency and alternate forms of energy, electric vehicles and others. These laws and regulations, and the interpretation or application of these laws and regulations, could change. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in diminished revenues from government sources and diminished demand for our products. In addition, new laws or regulations affecting our business could be enacted. These laws and regulations are frequently costly to comply with and may divert a significant portion of management’s attention. If we fail to comply with these applicable laws or regulations, we could be subject to significant liabilities which could adversely affect our business.

There are many federal, state and international laws that may affect our business, including measures to regulate charging systems, electric vehicles, and others. If we fail to comply with these applicable laws or regulations we could be subject to significant liabilities which could adversely affect our business.

There are a number of significant matters under review and discussion with respect to government regulations which may affect the business we intend to enter and/or harm our customers, and thereby adversely affect our business, financial condition and results of operations.

Our Ability to Use Our Net Operating Loss Carryforwards May Be Limited.

For the year ended December 31, 2015, we had net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes of approximately $53.3 million. We generally are able to carry NOLs forward to reduce taxable income in future years. These NOLs may be offset against future taxable income through 2034, if not utilized before that time. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own, have owned or are treated as owning, directly or indirectly, five percent or more of our common stock increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income that we may offset with NOLs. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs.

The rules of Section 382 are complex and subject to varying interpretations. Because of our numerous capital raises, uncertainty exists as to whether we may have undergone an ownership change in the past or will undergo one as a result of the various transactions discussed herein or other future transactions. Accordingly, no assurance can be given that our NOLs will be fully available or utilizable.

Risks Associated with Our Common Stock

If We Fail to Establish and Maintain an Effective System of Internal Control, We May Not Be Able to Report Our Financial Results Accurately or Prevent Fraud. Any Inability to Report and File Our Financial Results Accurately and Timely Could Harm Our Reputation and Adversely Impact the Trading Price of Our Common Stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operations and access to capital. We have also experienced complications reporting as a result of material weaknesses and have at times been delinquent in our reporting obligations. We have carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2015 and June 30, 2016 our internal controls over financial reporting (“ICFR”) were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2015 and that will end on December 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts our ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

3.	We do not have personnel with sufficient experience with U.S. GAAP to address complex transactions.

4.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

5.	We have determined that oversight over our external financial reporting and internal control over our financial reporting by our audit committee is ineffective. The audit committee has not provided adequate review of our SEC filings and consolidated financial statements and has not provided adequate supervision and review of our accounting personnel or oversight of the independent registered accounting firm’s audit of our consolidated financial statements.

We have taken steps to remediate some of the weaknesses described above, including by engaging third party financial consultants with expertise in accounting for complex transactions and SEC reporting. We intend to continue to address these weaknesses as resources permit.

Our Common Stock Is Currently Quoted Only on the OTC Pink Current Information Marketplace (“OTC Pink”), Which May Have an Unfavorable Impact on Our Stock Price and Liquidity.

Our common stock is quoted on the OTC Pink. The OTC Pink is a significantly more limited market than the New York Stock Exchange or NASDAQ. The quotation of our shares on the OTC Pink may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There can be no assurance that there will be an active market for our shares of common stock either now or in the future. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they to desire to sell them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

Shares of Our Common Stock Which May Be Issued Upon Conversion of Indebtedness by JMJ May Dilute The Ownership Interests of Our Stockholders.

On October 7, 2016, we executed a convertible promissory note in favor of JMJ in the amount up to $3,725,000 bearing interest on the unpaid balance at the rate of six percent. The initial amount borrowed under the note was $500,000, with the remaining amounts permitted to be borrowed under the note being subject to us achieving certain milestones. The notes are convertible into shares of our common stock based on the lesser of a per share price of $0.70 or 60% of the lowest trade prices in the 25 trading days prior to the date of conversion. If JMJ elects to convert the principal balance of its convertible note into shares of our common stock under the terms of the note, our current stockholders would be subject to dilution of their interests. Pursuant to the terms of the note, JMJ has agreed that it will not convert the note into more than 9.99% of our outstanding shares. JMJ currently does not own any shares of our common stock.

We have also issued a warrant to JMJ to purchase 714,285 shares of our common stock at an exercise price equal to the lesser of: (i) 80% of the per share price of the common stock in our contemplated public offering, (ii) $0.70 per share, (iii) 80% of the unit price in a public offering (if applicable), (iv) the exercise price of any warrants issued in such public offering, or (v) the lowest conversion price, exercise price, or exchange price, of any security issued by us that is outstanding on October 13, 2016. The aggregate exercise price is $500,000.

The conversion of the foregoing notes and warrant issued to JMJ, in addition to any other outstanding options, warrants, convertible notes, as well as potential future transactions, would result in dilution, possibly substantial, to present and prospective holders of our common stock.

Our Shares of Common Stock Are Very Thinly Traded, and the Price May Not Reflect Our Value and There Can Be No Assurance That There Will Be an Active Market for Our Shares of Common Stock Either Now or in the Future.

Our shares of common stock are very thinly traded, and the price, if traded, may not reflect our value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business and any steps that our management might take to increase awareness of our Company with investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such shares of common stock as collateral for loans.

We Have a Significant Number of Shares of Our Common Stock Issuable Upon Conversion of Certain Outstanding Debt Obligations and Convertible Preferred Stock, and The Issuance of Such Shares Upon Conversion Will Have a Dilutive Impact On Our Stockholders.

As of November 1, 2016, there were 21,772,429 shares of our common stock issuable upon conversion of our Series C Preferred Stock. In addition, as of November 1, 2016, we had outstanding stock options and warrants to purchase a total of 70,322,366 shares of our common stock (57,844,056 warrants and 12,478,310 options). We also had outstanding convertible debt convertible into 805,059 shares of our common stock. Concurrently with the consummation of this offering, certain amounts of the issued and outstanding shares of our preferred stock may be converted into an amount equal to up to 106,706,791 shares of our common stock as of November 1, 2016. The issuance of such shares will have a dilutive impact on our stockholders. For a more complete description concerning the dilution you will incur if you purchase common stock in this offering, see “Dilution.”.

Future Issuance of Our Common Stock, Preferred Stock, Options and Warrants Could Dilute the Interests of Existing Stockholders.

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

We Have Established Preferred Stock Which Can Be Designated By The Board and Have Established Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, Which Give The Holders Thereof a Liquidation Preference and The Ability to Convert Such Shares Into Our Common Stock.

We have 40,000,000 shares of preferred stock authorized, which includes 20,000,000 shares of designated Series A Preferred Stock of which 11,000,000 shares are issued and outstanding, 10,000 designated shares of Series B Preferred Stock, of which 8,250 shares are issued and outstanding and 250,000 designated shares of Series C Preferred Stock, of which 150,426 shares are issued and outstanding. The Series A Preferred Stock does not have a liquidation preference so long as any shares of Series C Preferred Stock is outstanding. The Series B Preferred Stock has a liquidation preference of $100 per share. The Series C Preferred Stock has a liquidation preference of $100 per share, which is pari passu to the liquidation preference of the Series B Preferred Stock and payable prior to the liquidation preference on the Series A Preferred Stock. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series A Preferred Stock would not have the right to receive any proceeds from any such transaction, holders of our Series B Preferred Stock would have the right to receive up to approximately $825,000 from any such transaction, and the holders of our Series C Preferred Stock would have the right to receive up to $15,240,700 from any such transaction, but before any amount is paid to the holders of our common stock. The payment of the liquidation preferences could result in common stockholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily.

Additionally, the existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control. Furthermore, the conversion of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock into common stock may cause substantial dilution to our common stockholders. Because our Board is entitled to designate the powers and preferences of the preferred stock without a vote of our stockholders, subject to NASDAQ rules and regulations, our stockholders will have no control over what designations and preferences our future preferred stock, if any, will have. In addition, we may be required to redeem any non-converted shares of Series C Preferred Stock at the rate of $100 per share, plus accrued dividends; and (b) Series B Preferred Stock at the rate of $100 per share, which funds we may not have, or which may not be available on favorable terms, if at all.

We Have Outstanding Shares of Preferred Stock With Rights And Preferences Superior to Those of Our Common Stock.

The issued and outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock grant the holders of our preferred stock certain anti-dilution, voting, dividend and liquidation rights that are superior to those held by the holders of our common stock. In March 2016, we issued Series C Preferred Stock, which grants the holders of the Series C Preferred Stock anti-dilution, voting, dividend, redemption, liquidation and other contractual rights that are superior to those held by the holders of our common stock. The rights, preferences and privileges of the holders of the Series C Preferred Stock are contained in the Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed with the Secretary of State of Nevada on December 23, 2014 (the “Series C Certificate of Designation”).

The issuance of shares of common stock in the future, issuances or deemed issuances of additional shares of common stock for a price below the applicable preferred stock conversion price will have the effect of diluting current stockholders. The rights of our preferred stockholders may increase our net losses, dilute our common stockholders, and allow such preferred stockholders to have approval rights and therefore to exert influence over certain corporate actions. For example, the holders of our Series C Preferred Stock are entitled to certain dividend, liquidation preference, and anti-dilution rights that are described in the Series C Certificate of Designation and the related securities purchase agreement dated as of March 11, 2016, as filed with the SEC. In addition, the holders of our Series C Preferred Stock have certain redemption rights that may be exercised after December 2016 and, if such rights are exercised, could adversely affect our business and could require us to consider a range of strategic alternatives, including refinancing their securities or effecting a sale of our Company or its assets. We cannot assure you that the rights associated with the Series C Preferred Stock or our other series of preferred stock will not adversely affect the holders of our common stock.

We Are Required To Register Under the Securities Act the Resale of Shares of Our Common Stock by a Number of Our Security Holders. Our Failure to Comply With Our Contractual Obligations and Timely Register the Resale of Any Shares of Our Common Stock Has Resulted in, and Will Result in, Among Other Things, the Payment of Liquidated Damages, And Could Have a Material Adverse Effect on Our Ability to Raise Additional Funds Through Private Placements in The Future And Have a Material Adverse Effect on Our Business.

We have entered into various agreements with purchasers of our securities from time to time which require us to register under the Securities Act of 1933, as amended (the “Securities Act”) the resale of shares of our common stock that we have issued or will be required to issue to such purchasers. We have failed to perform our obligations under these agreements and have accrued registration rights penalties in an aggregate amount equal to $1,072,937, inclusive of accrued interest. The payment of these penalties will adversely impact our working capital.

Our failure to comply with our contractual obligations and timely register the resale of any shares of our common stock for any reason, including as a result of any unexpected delay in the completion of any offering, may result in additional breaches of the agreements with certain security holders and in the payment of liquidated damages as required under the terms of our agreements with certain security holders. Any additional issuances of securities to these purchasers will have a dilutive effect on our stockholders, including purchasers in this offering. In addition, our failure to timely register the resale of any shares of our common stock may result in reputational harm for our Company and could have a material adverse effect on our ability to raise additional funds through private placements in the future, which may have a material adverse effect on our business.

We Do Not Intend to Pay Dividends for the Foreseeable Future, and You Must Rely on Increases in the Market Prices of Our Common Stock for Returns on Your Investment.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors (the “Board”) and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors the Board deems relevant.

Our Executive Officers and Directors Possess Controlling Voting Power With Respect to Our Common Stock, Which Will Limit Your Influence on Corporate Matters.

Our directors and executive officers collectively beneficially own approximately 37% of our voting stock as of November 1, 2016. As a result, our insiders have the ability to effectively control our management and affairs through the election and removal of our Board and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of your influence over our business and affairs, through any stockholder vote or otherwise. Any of these effects could depress the price of our common stock.

Our Executive Chairman Mr. Farkas and His Affiliates Collectively Own Approximately 32% of Our Common Stock And May Be Able To Influence The Outcome of Stockholder Votes. Mr. Farkas’ Interests May Differ From Other Stockholders.

As of November 1, 2016, our Executive Chairman and director Mr. Farkas and his affiliates beneficially own 43,311,945 shares of our common stock representing approximately 32% of our outstanding shares of common stock on an as-converted basis. See “Security Ownership of Certain Beneficial Owners and Management” for more information on the beneficial ownership of our common stock. Subject to any fiduciary duties owed to our other stockholders under Nevada law, Mr. Farkas may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Mr. Farkas may have interests that are different from yours. For example, Mr. Farkas may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our stock. In addition, Mr. Farkas could use his voting influence to maintain our existing management and directors in office, delay or prevent changes in control of our Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

In addition, we have a significant amount of indebtedness in the form of various agreements in favor of an entity affiliated with Mr. Farkas, The Farkas Group, Inc., including certain convertible notes which have matured and are past due. We have not satisfied this debt and are in negotiations with Mr. Farkas to extend the maturity dates of such notes. If we are unable to do so on favorable terms, or at all, Mr. Farkas could seek to enforce the notes against us, which could have an adverse effect on our business and reduce the market price of our common stock.

Our Articles of Incorporation Grants Our Board The Power to Issue Additional Shares of Common And Preferred Stock And to Designate Other Classes of Preferred Stock, All Without Stockholder Approval.

Our authorized capital consists of 540,000,000 shares of capital stock of which 40,000,000 shares are designated as preferred stock. Our Board, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Nevada law.

The rights of holders of our preferred stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

Certain Provisions of Our Corporate Governing Documents And Nevada Law Could Discourage, Delay, or Prevent A Merger or Acquisition at a Premium Price.

Certain provisions of our organizational documents and Nevada law could discourage potential acquisition proposals, delay or prevent a change in control of our Company, or limit the price that investors may be willing to pay in the future for shares of our common stock. For example, our articles of incorporation and bylaws permit us to issue, without any further vote or action by the stockholders, up to 40,000,000 shares of preferred stock in one or more series and, with respect to each series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of the series, and the preferences and relative, participating, optional, and other special rights, if any, and any qualifications, limitations, or restrictions of the shares of the series.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 27, 2016, we issued a sixty-day convertible note in the principal amount of $100,000 to a company wholly-owned by Mr. Farkas. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 500,000 shares of common stock at an exercise price of $0.70 per share.

On July 29, 2016, we issued a sixty-day convertible note in the principal amount of $50,000 to a company wholly-owned by Mr. Farkas. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 250,000 shares of common stock at an exercise price of $0.70 per share.

On July 29, 2016, we issued a sixty-day convertible note in the principal amount of $20,000 to a company wholly-owned by Mr. Farkas. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 100,000 shares of common stock at an exercise price of $0.70 per share.

On August 1, 2016, we issued a sixty-day convertible note in the principal amount of $30,000 to a company wholly-owned by Mr. Farkas. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 150,000 shares of common stock at an exercise price of $0.70 per share.

On August 15, 2016, we issued a sixty-day convertible note in the principal amount of $100,000 to a company wholly-owned by Mr. Farkas. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 500,000 shares of common stock at an exercise price of $0.70 per share.

On September 1, 2016, we issued a sixty-day convertible note in the principal amount of $15,000 to a company wholly-owned by Mr. Farkas. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 75,000 shares of common stock at an exercise price of $0.70 per share.

On September 9, 2016, we issued a sixty-day convertible note in the principal amount of $35,000 to a company wholly-owned by Mr. Farkas. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 175,000 shares of common stock at an exercise price of $0.70 per share.

On September 16, 2016, we issued a sixty-day convertible note in the principal amount of $50,000 to a company wholly-owned by Mr. Farkas. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 250,000 shares of common stock at an exercise price of $0.70 per share.

The above securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. These securities qualified for exemption under Section 4(2) since the issuance by us did not involve a public offering. The offerings were not “public offerings” as defined in 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for these transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of November 14, 2016, convertible notes with a principal value of $295,000 held by a company wholly-owned by Mr. Farkas discussed under Item 2 have matured and are more than 30 days past due (the “Past Due Notes”). We have not satisfied this debt. On November 14, the Company received notices of default from the company wholly-owned by Mr. Farkas with regard to the Past Due Notes as well as additional convertible notes with a principal value of $115,000 that are not yet 30 days past due. The Company plans on seeking to negotiate with the company wholly-owned by Mr. Farkas to extend the maturity dates of all past due notes. If we are unable to do so on favorable terms, or at all, the company wholly-owned by Mr. Farkas could seek to enforce the notes against us, which could have an adverse effect on our business and reduce the market price of our common stock.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.1	Common Stock Purchase Warrant, dated October 13, 2016, issued by the Company in favor of JMJ Financial	8-K	4.1	10/20/2016
10.1	Securities Purchase Agreement, dated October 7, 2016, between JMJ Financial and the Company	8-K	10.1	10/20/2016
10.2	Promissory Note, dated October 13, 2016, issued by the Company in favor of JMJ Financial	8-K	10.1	10/20/2016
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2016	CAR CHARGING GROUP, INC.

	By:	/s/ Michael J. Calise
Michael J. Calise
Chief Executive Officer
(Principal Executive Officer and
Interim Principal Financial Officer)

