Form 10-K
period 2016-12-31
Car Charging Group, Inc.
filed 2017-04-14
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (42,205,502 shares) computed by reference to the price at which the common equity was last sold ($0.38) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016): $14,542,982.

As of March 27, 2017, the registrant had 80,476,508 common shares issued and outstanding.

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

Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

●	that sales of EV service equipment globally are expected to grow from approximately 0.425 million units in 2016 to 2.5 million units in 2025;

●	that the EV charger industry as a whole is undercapitalized to deliver the full potential of the expected EV market growth in the near future;

●	that we expect to retain our leadership position with new capital;

●	that we do not anticipate paying any cash dividends on our common stock;

●	that we anticipate continuing to expand our revenues by selling our next generation of EV charging equipment, expanding our sales channels, and implementing EV charging station occupancy fees (fees for remaining connected to the charging station beyond an allotted grace period after charging is completed), subscription plans for our Blink-owned public charging locations, and advertising fees;

●

that we are unique in our ability to provide various business models to commercial customers (who we refer to as “Property Partners”) and leverage our technology to meet the needs of both Property Partners and EV drivers;

●	important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;

●	increased levels of competition;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	our relationships with our key customers;

●	adverse conditions in the industries in which our customers operate;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights; and

●	other risks, including those described in the “Risk Factors” discussion of this Annual Report on Form 10-K.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Annual Report on Form 10-K are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

Certain of the market data and other statistical information contained in this Annual Report on Form 10-K are based on information from independent industry organizations and other third-party sources, including industry publications, surveys and forecasts. Some market data and statistical information contained in this Annual Report on Form 10-K are also based on management’s estimates and calculations, which are derived from our review and interpretation of the independent sources listed above, our internal research and our knowledge of the EV industry. While we believe such information is reliable, we have not independently verified any third-party information and our internal data has not been verified by any independent source.

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

____________________________________

In this report, unless otherwise indicated or the context otherwise requires, “CarCharging”, “the Company”, “we”, “us” or “our” refer to Car Charging Group, Inc., a Nevada corporation, and its subsidiaries.

The mark “Blink” is our registered trademark in the U.S., Australia, China, Hong Kong, Indonesia, Japan, South Korea, Malaysia, Mexico, New Zealand, Philippines, South Africa, Singapore, Switzerland, Taiwan, and is a trademark registered under the Madrid Protocol and pursuant to the Community Trade Mark (“CTM”) in certain European countries. The mark “HQ” is our registered trademark in the U.S. We also use certain trademarks, trade names, and logos that have not been registered. We claim common law rights to these unregistered trademarks, trade names and logos.

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

We offer our Property Partners with a flexible range of business models for EV charging equipment and services. In our comprehensive and turnkey business model, we own and operate the EV charging equipment, manage the installation, maintenance, and related services; and share a portion of the EV charging revenue with the property owner. Alternatively, Property Partners may share in the equipment and installation expenses, with us operating and managing the EV charging stations and providing connectivity to the Blink Network. For Property Partners interested in purchasing and owning EV charging stations, that they manage, we can also provide EV charging hardware, site recommendations, connectivity to the Blink Network, and service and maintenance services.

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. We currently have approximately 13,346 charging stations deployed of which 5,305 are Level 2 public charging units, 118 DC Fast Charging EV chargers and 2,377 residential charging units in service on the Blink Network. Additionally, we currently have approximately 359 Level 2 charging units on other networks and there are also approximately an additional 5,187 non-networked, residential Blink EV charging stations. The non-networked, residential Blink EV charging stations are all partner owned.

Industry Overview

We believe that the market for plug-in electric vehicles has experienced significant growth in recent years in response to consumer demand for vehicles with greater fuel efficiency, greater performance, and with lower environmental emissions. We believe that the demand for EVs has also been spurred in part by federal and state fuel economy standards and other state and local incentives and rebates for EVs. For example, the states of California, Oregon, New York, Maryland, Massachusetts and others have created mandates for EVs with the goal of 3.3 million EVs on the road by 2025. At the same time, oil and gas prices continue to experience spikes and fluctuations, while at the same time the cost of battery technology continues to fall as the battery industry achieves scale. In response, major automotive OEMs have accelerated the adoption of EV models, with more than 25 EV models currently available from Tesla, Nissan, Kia, GM, Ford, Fiat, BMW, Mercedes, Audi, Volkswagen, Toyota, Mitsubishi, Land Rover, Porsche, and many others. According to the Electric Drive Transportation Association, sales of plug-in vehicles since introduction to the market in 2010 is over 500,000 and according to a third-party researcher, sales are expected to grow by a factor of 12 to 3.5 million in 2025.

However, we believe that a major impediment to EV adoption has been the lack of EV charging infrastructure, and that a viable model for continued deployment of EV charging infrastructure continues to evolve. Examples of federal programs designed to stimulate development of EV charging infrastructure includes the recent White House announcement of, among other things, programs to release up to $4.5 billion in loan guarantees and invite applications to support the deployment of commercial EV charging facilities, and the launching of the Fixing America’s Surface Transportation (FAST) Act process to identify and develop corridors for zero emission and alternative fuel vehicles, which will include a network of EV fast charging stations.

According to forecasts by a third-party researcher, sales of EV service equipment globally will grow from approximately 0.425 million units in 2016 to 2.5 million units in 2025. Major utility companies are also working to upgrade their grid infrastructure in order to prepare for mass consumption of electricity by electric vehicles.

While many believe that the majority of EV charging occurs at home, we believe the need for a robust, pervasive public EV charging infrastructure is required to eliminate range anxiety (that is, a worried feeling while driving an electric car caused by the driver thinking they might run out of power before reaching their destination). In addition to providing strategic, public charging stations, we believe that it is necessary to provide EV charging solutions to those drivers that do not live in single-family homes, but share parking facilities, including multifamily residential apartment buildings and condominiums. While there are a few, leading competitors and various, smaller EV charging equipment or service providers that have emerged in the market, we believe their products and services are limited. Typically, these companies offer EV charging equipment, an EV charging network, or EV charging services with third party equipment.

Our EV Charging Solutions

We offer a broad range of EV charging products and services to property partners and EV drivers.

EV Charging Products

●	Level 2. We offer Level 2 (AC) EV charging equipment, which is ideal for commercial and residential use, and has the standard J1772 connector, which is compatible with all major auto manufacturer electric vehicle models. Our commercial equipment is available in pedestal or wall mount configurations, with the ability to connect to our robust Blink Network. Our non-networked residential product, Blink HQ, is available in a wall-mount configuration and offers a delay start feature that allows users to optimize charging by utility rates. Level 2 charging stations typically provide a full charge in two to eight hours. Level 2 chargers are ideally suited for low-cost installations and frequently used parking locations, such as workplace, multifamily residential, retail and mixed-use, parking garages, municipalities, colleges/schools, hospitals, and airports.

●	DCFC. Our DC Fast Charging equipment (“DCFC”) currently has the CHAdeMo connector, which is compatible with Nissan, Kia, and Tesla electric vehicle models (additional models may be potentially available in the future), and typically provides an 80% charge in less than 30 minutes. Installation of DCFC stations and grid requirements are typically greater than Level 2 charging stations, and are ideally suited for transportation hubs and locations between travel destinations.

We intend to enhance our current equipment offerings by developing and offering new generations of EV charging equipment.

EV Charging Services

●	Blink Network. Our proprietary, cloud-based Blink Network allows us to share convenient and advantageous station management features and pertinent data with Property Partners and EV drivers through user interfaces. These features include real-time station status, payment processing, detailed charging session information, monitoring and troubleshooting stations remotely, as well as standard and customized reporting capabilities on, among others, energy dispensed, greenhouse gases reduced, oil barrels saved, and gallons of fuel saved.

●	Blink Mobile application. Our proprietary mobile application, available for iOS and Android, provides EV drivers with vital station information, including the ability to locate EV charging stations on the Blink Network, view real-time station status information, pay and initiate EV charging sessions, become a Blink member, and manage their Blink account (billing information, radio frequency identification cards, text messaging, and email notifications).

We believe that we are unique in our ability to provide various business models to property partners and leverage our technology to meet the needs of both property partners and EV drivers. Our property partner business model options include:

1.	Host Owned: The Property Partner purchases our EV charging equipment for use by EV drivers and pays for connectivity to the Blink Network as well as payment transaction fees.

2.	Car Charging Owned: We provide EV charging equipment, which we own and maintain, and operate the EV charging services through our Blink Network and share a portion of the revenues generated from the stations with our Property Partner.

3.	Hybrid: We also offer customized business models that meet individual Property Partner needs and combines features from the aforementioned business models.

Competitive Advantages/Operational Strengths

Early Mover Advantage: We continue to leverage our large and defendable first mover advantage and the digital customer experience we have created for both drivers and Property Partners. We believe that there are approximately 91,000 drivers registered with Blink that appreciate the value of EV charging sessions on a leading, established, and robust network. We have thousands of Blink chargers deployed across the United States and the goal is to keep our Property Partners on one consistent network when expanding on any given property.

Long-Term Contracts with Property Owners: We have strategic and often long term agreements with location exclusivity for Property Partners across numerous transit/destination locations, including airports, car dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condo, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. We have hundreds of Property Partners that include well-recognized companies, large municipalities, and local businesses. Some examples are Caltrans, Carl’s Jr., City of Azusa, City of Chula Vista, City of Springfield, City of Tucson, Cracker Barrel, Federal Realty, Fred Meyer Stores, Inc., Fry’s Food & Drug, Inc., Garage Management Company, Icon Parking, IKEA, iPark, JBG Associates, Kohls, Kroger Company, LAZ Parking, Macy’s, McDonald’s, Ralphs Grocery Company, Sears, Simon Properties, and SP+ Parking. We continue to establish new contracts with Property Partners that previously secured our services independently, or had contracts with the EV service providers that we acquired, including ECOtality, the former owner of the Blink related assets.

Flexible Business Model: We are able to offer and sell both EV charging equipment as well as access to our robust, cloud-based EV charging software, which we refer to as the Blink Network. We believe that we have an advantage in our ability to provide various business models to Property Partners and leverage our technology to meet the needs of both Property Partners and EV drivers.

Ownership and Control of EV Charging Stations and Services: We own a large percentage of our stations, which is a significant differentiation between us and some of our primary competitors. This ownership model allows us to control the settings and pricing for our EV charging services, service the equipment as necessary, and have greater brand management and price uniformity.

Experience with Products and Services of Other EV Charging Service Providers. From our early days and through our acquisitions, we have had the experience of owning and operating EV charging equipment provided by other EV charging service providers, including General Electric, ChargePoint, and SemaConnect. This experience has provided us with the working knowledge of the benefits and drawbacks of other equipment manufacturers and their applicable EV charging networks.

Our Strategy

Our objective is to continue to be a leading provider of EV charging solutions by deploying mass scale EV charging infrastructure, and by doing so, enable the accelerated growth of EV adoption and the EV industry. Key elements of our strategy include:

●	Relentless Focus on Customer Satisfaction. Increase overall customer satisfaction with new and existing Property Partners and EV drivers by upgrading and expanding the EV charging footprint throughout high demand, high density geographic areas. In addition, improve productivity and utilization of existing EV charging stations, as well as to continue to enhance the valuable features of our EV charging station hardware and the Blink Network.

●	Leverage Our Early Mover Advantage. We continue to leverage our large and defendable first mover advantage and the digital customer experience we have created for both drivers and Property Partners. We believe that there are tens of thousands of Blink driver registrants that appreciate the value of transacting charging sessions on a leading, established, and robust network experience. We have thousands of Blink chargers deployed across the United States and the tendency, among users, is to stay within one consistent network for expansion on any given property.

●	Expand Sales and Marketing Resources. Our intention is to invest in sales and marketing infrastructure to capitalize on the growth in the market as well as to expand our go-to-market strategy. Today, we use a direct sales force and intend to continue to expand our efforts as well as invest in a wholesale channel go-to-market strategy that may include wholesale electrical distributors, independent sales agents, utilities, solar distributors, contractors, automotive manufacturers, and auto dealers.

●	Continue to Invest in Technology Innovation. We will continue to enhance the product offerings available in our EV charging hardware, cloud-based software, and networking capability. This includes the design and launch of our next generation of EV charging solutions, including accelerating the charge currents currently available in EV charging hardware and new, robust Blink Network features in order to distance ourselves from the competition. Our key service solutions allow us to remain technology agnostic, and if market conditions shift, we have the option to leverage pure play hardware providers to augment our products.

●	Properly Capitalize Our Business. We continue to pursue and welcome new potential capital sources to deliver on key operational objectives and the necessary resources to execute our overall strategy. The EV charger industry as a whole is undercapitalized to deliver the full potential of the expected EV market growth in the near future. We expect to retain our leadership position with new capital.

Sales

We currently maintain an in-house field sales force that maintains business relationships with our Property Partners and develops new sales opportunities through lead generation and marketing. We also sell our EV charging hardware, software services (connectivity to Blink Network), and service plans through reseller partners, which then sell these products and services to property representatives and/or property owners (“hosts”).

Our in-house staff performs marketing. To promote and sell our services to property owners and managers, parking companies, and EV drivers, we also utilize marketing and communication channels including press releases, email marketing, websites (www.CarCharging.com, www.BlinkNetwork.com, www.BlinkHQ.com), Google AdWords, and social media. The information on our websites is not, and will not be deemed, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

We continue to invest in the improvement of the service and maintenance of our Company-owned stations, as well as those stations with a service and maintenance plans, and expanding our cloud-based network capabilities. We anticipate continuing to expand our revenues by selling our next generation of EV charging equipment to current as well as new Property Partners, which includes airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations, expanding our sales channels to wholesale distributors, utilities, auto original equipment manufacturers (“OEMs”), solar integrators, and dealers, which will include implementing EV charging station occupancy fees (after charging is completed, fees for remaining connected to the charging station beyond an allotted grace period), and subscription plans for EV drivers on our Blink-owned public charging locations.

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

Our Customers and Partners

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. We have hundreds of Property Partners that include well-recognized companies, large municipalities, and local businesses. Some examples are Caltrans, City of Azusa, City of Chula Vista, City of Springfield, City of Tucson, Cracker Barrel, Federal Realty, Fred Meyer Stores, Inc., Fry’s Food & Drug, Inc., IKEA, JBG Associates, LLC, Kroger Company and Ralphs Grocery Company. We continue to establish new contracts with Property Partners that previously secured our services independently, or had contracts with the EV services providers that we acquired, including ECOtality, the former owner of the Blink related assets.

Our revenues are primarily derived from EV charging hardware sales to our Property Partners, fees from public EV charging services to EV drivers, government grants, and marketing incentives. EV charging fees to EV drivers are based either on an hourly rate, a per kWh rate, or by session, and are calculated based on a variety of factors, including associated station costs and local electricity tariffs. In addition, other sources of fees from EV charging services are network fees and payment processing fees paid by our Property Partners.

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

Competition

The EV charging equipment and service market is highly competitive and we expect the market to become increasingly competitive as new entrants enter this growing market. Our products and services compete on the basis of product performance and features, total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability and size of installed base. Our existing competition currently includes ChargePoint, which manufactures EV charging equipment and operates the ChargePoint Network; and EVgo, which offers home and public charging with pay-as-you-go and subscription models. There are other entrants into the connected EV charging station equipment market, such as General Electric, SemaCharge, EVConnect, and Greenlots. We believe these additional competitors struggle with gaining the necessary network traction but could gain momentum in the future. While Tesla does offer EV charging services, the connector type utilized currently restricts the chargers to Tesla vehicles. There are many other large and small EV charger companies that offer non-networked or “basic” chargers that have limited customer leverage, but could provide a low-cost solution for basic charger needs in commercial and home locations.

We believe we have competitive advantages over our competitors, such as our long-term contracts with property owners and managers, and our flexible business model where we are able to sell both EV charging stations as well provide access to a leading EV charging network. However, many of our current and expected future competitors have considerably greater financial and other resources than we do, and may leverage those resources to compete effectively.

Government Regulation and Incentives

State, regional, and local regulations for installation of EV charging stations vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors, and certifications as examples. Compliance with such regulation(s) may cause installation delays.

Currently, we apply charging fees by the kWh for our services in states that permit this policy and hourly and by session for our services in states that do not permit per kWh pricing. California, Colorado, District of Columbia, Florida, Hawaii, Illinois, Maryland, Massachusetts, Minnesota, New York, Oregon, Pennsylvania, Utah, Virginia, and Washington have determined that companies that sell EV charging services to the public will not be regulated as utilities, therefore, allowing us to charge fees based on kW usage. These individual state determinations are not binding on any other regulator or jurisdiction; however, they demonstrate a trend in the way states view the industry. Other jurisdictions are in the process of adopting such reforms.

Historically, we have secured and depended on incentives, and intend to continue to pursue incentives from various governmental jurisdictions. As an example, in July 2016, the prior White House Administration announced, among other things, programs to:

●	Release up to $4.5 billion in loan guarantees and invite applications to support the deployment of commercial EV charging facilities;

●	Launch the Fixing America’s Surface Transportation (FAST) Act process to identify and develop corridors for zero emission and alternative fuel vehicles, which will include a network of EV fast charging stations; and

We intend to continue to vigorously seek additional grants, loans, rebates, subsidies, and incentives as a cost effective means of reducing our capital investment in the promotion, purchase, and installation of charging stations where applicable. We expect that these incentives, rebates, and tax credits will be critical to our future growth. Additionally, there are incentives that are currently offered to support electric car adoption at the federal, state, and local levels, including a $7,500 federal income tax credit, and rebates/credits in California, Colorado, Delaware, Louisiana, Massachusetts, New York, and Rhode Island.

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

As of December 9, 2016, we had 6 patents issued in the U.S., 4 patents issued in Canada, and 4 patents issued in South Korea. These patents relate to various aspects of battery charging and EV charging design. We intend to continue to regularly assess opportunities for seeking patent protection for those aspects of our technology, designs and methodologies that we believe provide a meaningful competitive advantage. However, our ability to do so may be limited until such time as we are able to generate cash flow from operations or otherwise raise sufficient capital to continue to invest in our intellectual property. If we are unable to do so, our ability to protect our intellectual property or prevent others from infringing our proprietary rights may be impaired.

Employees

As of March 27, 2017, we have 22 full-time and 7 part-time employees. Our full-time employees work in the following places: 9 are located at our headquarters in Miami Beach, Florida, 10 are located in Phoenix, Arizona, 1 is located in Los Gatos, California, 1 is located in New York, New York and 1 is located in Oregon. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Other Corporate Information

Car Charging Group, Inc., a Nevada corporation, is the parent company of Car Charging, Inc., a Delaware corporation, which serves as the main operating company and is, in turn, the parent company of several distinct wholly-owned subsidiary operating companies including, but not limited to, eCharging Stations LLC, Blink, Beam Charging LLC and EV Pass LLC. Car Charging Group, Inc. was formed in the State of Nevada on October 3, 2006, under our prior name, New Image Concepts, Inc. New Image Concepts, Inc. changed its name to Car Charging Group, Inc., on December 8, 2008. Car Charging, Inc. was incorporated in Delaware on September 8, 2009. We purchased the assets referred to as the Blink Network from ECOtality, Inc. on October 16, 2013. From April 22, 2013 to April 16, 2014, 350 Green LLC (“350 Green”) was a wholly-owned subsidiary of the Company in which the Company had full control and was consolidated. Beginning on April 17, 2014, when 350 Green’s assets and liabilities were transferred to a trust mortgage, 350 Green became a Variable Interest Entity. We determined that we are the primary beneficiary of 350 Green, and as such, 350 Green’s assets, liabilities and results of operations are included in our consolidated financial statements.

We maintain our principal offices at 1691 Michigan Avenue, Suite 601, Miami Beach, Florida, 33139. Our telephone number is (305) 521-0200. Our Silicon Valley office houses our CEO. Our website is www.CarCharging.com; we can be contacted by email at info@CarCharging.com. The information on our websites is not, and will not be deemed, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

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

Relating to Our Business

Our Revenue Growth Depends on Consumers’ Willingness to Adopt Electric Vehicles.

Our growth is highly dependent upon the adoption by consumers of electric vehicles (“EV”), and we are subject to a risk of any reduced demand for EVs. If the market for EVs does not gain broad market acceptance or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, and specifically EVs, include:

●	perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs;

●	the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use;

●	improvements in the fuel economy of the internal combustion engine;

●	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

●	the environmental consciousness of consumers;

●	volatility in the cost of oil and gasoline;

●	consumers’ perceptions of the dependency of the U.S. on oil from unstable or hostile countries and the impact of international conflicts;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	access to charging stations, standardization of EV charging systems and consumers’ perceptions about convenience and cost to charge an EV; and

●	the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles

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

The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2016 and for the year then ended indicates that our financial statements have been prepared assuming that we will continue as a going concern. The report states that, since we have incurred net losses since inception and we need to raise additional funds to meet our obligations and sustain our operations, there is substantial doubt about our ability to continue as a going concern. Our plans in regard to these matters are described in Note 2 to our audited financial statements as of December 31, 2016 and 2015 and for the years then ended. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Have a History of Significant Losses, and If We Do Not Achieve and Sustain Profitability, Our Financial Condition Could Suffer.

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future. We incurred net losses of $7.7 million and $8.2 million the years ended December 31, 2016 and 2015, respectively, and as of December 31, 2016 our accumulated deficit was $81.1 million. Our prior losses, combined with expected future losses, have had and will continue to have, for the foreseeable future, an adverse effect on our stockholders’ equity and working capital. If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

We Have Applied To List Our Common Stock And Warrants on NASDAQ. We Can Provide No Assurance That Our Common Stock And Warrants Qualify to Be Listed, And if Listed, That Our Securities Will Continue to Meet The NASDAQ Listing Requirements. If We Fail to Comply With The Continuing Listing Standards of NASDAQ, Our Securities Could Be Delisted.

Our ability to have our securities become listed on NASDAQ will require us to, among other items, improve our balance sheet, which we may be unable to accomplish. As of December 31, 2016, we had accumulated stockholders’ deficiency of approximately $20.8 million, and our stockholders’ deficiency may increase as a result of additional net losses in subsequent quarterly periods.

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

To meet the requirements of NASDAQ, we may be required to restructure certain of our equity securities or satisfy certain liabilities through the issuance of additional equity securities. Our ability to restructure certain of our equity securities may require us to enter into new agreements with the applicable security holders, which we may be unable to do on favorable terms or at all. Any such agreement may result in the issuance of new securities or the modification of the rights of existing securities in a manner that may be dilutive to our common stock holders. In addition, NASDAQ has certain requirements that are beyond our control, such as financial requirements that are based on the trading price of our stock. If we are unable to meet the minimum financial eligibility of NASDAQ, we may be unable to list our stock. Moreover, it would prevent us from increasing liquidity in our shares of common stock and make it more difficult for us to raise capital on favorable terms, or at all.

The Unavailability, Reduction or Elimination of Government Incentives Could Have a Material Adverse Effect on Our Business, Financial Condition, Operating Results and Prospects.

As of December 31, 2016, government grants accounted for 10% of our revenues. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in diminished revenues from government sources and diminished demand for our products. This could materially and adversely affect our business, prospects, financial condition and operating results.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K and in our consolidated financial statements included herein. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for doubtful accounts, inventory reserves, impairment of goodwill, indefinite-lived and long-lived assets, pension and other post-retirement benefits, product warranty, valuation allowances for deferred tax assets, valuation of common stock warrants, and share-based compensation. Our financial condition and results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

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

Our Future Success Depends, in Part, on Our Ability to Attract and Retain Highly Qualified Personnel.

Our future success also depends upon our ability to attract and retain highly qualified personnel. We are in the process of building our management team. Among other positions, we need to hire a Chief Financial Officer with public company experience. Although Mr. Calise currently acts as our interim principal financial officer and our interim principal accounting officer, in November 2016 we hired a financial reporting consultant with public company experience. Although we intend to hire a permanent Chief Financial Officer soon, there is no assurance that we will have sufficient financial resources to do so. Our accounting controls may continue to be deficient unless we obtain the services of an experienced Chief Financial Officer who can help us address material weaknesses. In addition, expansion of our business and the management and operation of our Company will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. There can be no assurance that we will be able to attract or retain highly qualified personnel. As our industry continues to evolve, competition for skilled personnel with the requisite experience will be significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

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

We are subject to customer concentration risk as a result of our reliance on a relatively small number of customers for a significant portion of our revenues. The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the year ended December 31, 2016, certain customers have accounted for significant revenues, varying by period, to our Company. The loss of these customers could have a material adverse effect on our business.

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

If a Third Party Asserts That We Are Infringing Upon Its Intellectual Property, Whether Successful or Not, It Could Subject Us to Costly and Time-Consuming Litigation or Expensive Licenses, and Our Business May Be Harmed.

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

Our Ability to Use Our Net Operating Loss Carryforwards May Be Limited.

For the year ended December 31, 2016, we had net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes of approximately $59 million. We generally are able to carry NOLs forward to reduce taxable income in future years. These NOLs may be offset against future taxable income through 2035, if not utilized before that time. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change generally occurs if, among other things, the stockholders (or specified groups of persons) who own, have owned or are treated as owning, directly or indirectly, five percent or more of our stock increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of the stock owned by these persons over a three-year rolling period. In the event of an ownership change, Section 382 generally imposes an annual limitation on the amount of taxable income that we may offset with NOLs. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs.

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

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2016 our internal controls over financial reporting (“ICFR”) were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts our ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties during our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted represented a material weakness.

3.	We do not have personnel with sufficient experience with U.S. GAAP to address complex transactions.

4.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

5.	We have determined that oversight over our external financial reporting and internal control over our financial reporting by our audit committee is ineffective. The audit committee has not provided adequate review of our SEC filings and consolidated financial statements and has not provided adequate supervision and review of our accounting personnel or oversight of the independent registered accounting firm’s audit of our consolidated financial statement.

We have taken steps to remediate some of the weaknesses described above, including by engaging third party financial consultants with expertise in accounting for complex transactions and SEC reporting. We intend to continue to address these weaknesses as resources permit.

We are Required to Register Under the Securities Act the Resale of Shares of Our Common Stock by a Number f Our Security Holders. Our Failure to Comply With Our Contractual Obligations and Timely Register the Resale of Any Shares of Our Common Stock Has Resulted in, and Will Result in, Among Other Things, the Payment of Liquidated Damages, And Could Have a Material Adverse Effect on Our Ability to Raise Additional Funds Through Private Placements in The Future And Have a Material Adverse Effect on Our Business.

We have entered into various agreements with purchasers of our securities from time to time which require us to register under the Securities Act the resale of shares of our common stock that we have issued or will be required to issue to such purchasers. We have failed to perform our obligations under these agreements and have accrued registration rights penalties, inclusive of accrued interest, in an aggregate amount equal to $1,163,033 as of December 31, 2016. The payment of these penalties will adversely impact our working capital.

Our failure to comply with our contractual obligations and timely register the resale of any shares of our common stock for any reason, including as a result of any unexpected delay in the completion of any offering, may result in additional breaches of the agreements with certain security holders and in the payment of liquidated damages as required under the terms of our agreements with certain security holders. Any additional issuances of securities to these purchasers will have a dilutive effect on our stockholders. In addition, our failure to timely register the resale of any shares of our common stock may result in reputational harm for our Company and could have a material adverse effect on our ability to raise additional funds through private placements in the future, which may have a material adverse effect on our business.

We are Required to Enable Some of our Shareholders to Sell Shares of Our Common Stock Pursuant to Rule 144 of the Securities Act. Our Failure to Comply With Our Contractual Obligations and Enable Such Sales Has Resulted in, and Will Result in, Among Other Things, the Payment of Liquidated Damages, And Could Have a Material Adverse Effect on Our Ability to Raise Additional Funds Through Private Placements in The Future And Have a Material Adverse Effect on Our Business.

We have entered into various agreements with purchasers of our securities from time to time which require us to enable sales of our common stock pursuant to Rule 144 of the Securities Act by filing our 10-Ks and 10-Qs in a timely fashion. Until we became current in our filings in August 2016, we had failed to perform our obligations under these agreements and have accrued public information failure rights penalties in an aggregate amount equal to $3,005,277, inclusive of accrued interest as of December 31, 2016. The payment of these penalties will adversely impact our working capital.

Our failure to comply with our contractual obligations and timely file our 10-Qs and 10-Ks, may result in additional breaches of the agreements with certain security holders and in the payment of liquidated damages as required under the terms of our agreements with certain security holders. Any additional issuances of securities to these purchasers will have a dilutive effect on our stockholders. In addition, our failure to timely file our 10-Qs and 10-Ks may result in reputational harm for our Company and could have a material adverse effect on our ability to raise additional funds through private placements in the future, which may have a material adverse effect on our business.

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

Shares of Our Common Stock Which May Be Issued Upon Conversion of Indebtedness by JMJ May Dilute the Ownership Interests of Our Stockholders.

On October 7, 2016, we executed a convertible promissory note in favor of JMJ Financial, a Nevada sole proprietorship (“JMJ”) in the amount up to $3,725,000 bearing interest on the unpaid balance at the rate of six percent. The initial amount borrowed under the note was $500,000, with the remaining amounts permitted to be borrowed under the note being subject to us achieving certain milestones. The notes are convertible into shares of our common stock based on the lesser of a per share price of $0.70 or 60% of the lowest trade prices in the 25 trading days prior to the date of conversion. If JMJ elects to convert the principal balance of its convertible note into shares of our common stock under the terms of the note, our current stockholders would be subject to dilution of their interests. Pursuant to the terms of the note, JMJ has agreed that it will not convert the note into more than 9.99% of our outstanding shares. JMJ currently does not own any shares of our common stock. On the fifth (5th) trading day after the pricing of our contemplated public offering, but in no event later than May 15, 2017, we will deliver to JMJ shares of our common stock (“Origination Shares”) equal to 48% of the consideration paid by JMJ under the note divided by the lowest of (i) $0.70 per share, or (ii) the lowest daily closing price of the Issuer’s common stock during the ten days prior to delivery of the Origination Shares (subject to adjustment for stock splits), or (iii) 80% of the common stock offering price of our contemplated public offering, or (iv) 80% of the unit price offering price of our contemplated public offering (if applicable), or (v) the exercise price of any warrants issued in the Public Offering.

In addition, a number of events of default under the JMJ Promissory Note have occurred. As of March 23, 2017, however, JMJ had not sought any remedies or assessed any fees for such events of default. On March 23, 2017, the parties amended the terms of the note such that JMJ agreed to conditionally waive the defaults solely with regards to our failure to meet the original maturity date of the note and the original delivery date for the Origination Shares note (February 15, 2017), but JMJ did not waive any damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such defaults (which damages, fees, penalties, liquidated damages, or other amounts or remedies JMJ may choose in the future to assess, apply or pursue in its sole discretion) and JMJ’s conditional waiver is conditioned on us not being in default of and not breaching any term of the note or the securities purchase agreement at any time subsequent to March 23, 2017.

We initially issued one warrant to JMJ to purchase a total of 714,285 shares of our common stock at an exercise price equal to the lesser of: (i) 80% of the per share price of the common stock in our contemplated public offering, (ii) $0.70 per share, (iii) 80% of the unit price in a public offering (if applicable), (iv) the exercise price of any warrants issued in such public offering, or (v) the lowest conversion price, exercise price, or exchange price, of any security issued by us that is outstanding on October 13, 2016.

The initial amount borrowed under the note was $500,000, with the remaining amounts permitted to be borrowed under the note being subject to us achieving certain milestones. With the achievement of certain milestones in November 2016, an additional advance of $500,000 occurred on November 28, 2016. Another warrant to purchase 714,285 shares of our common stock was issued as of November 28, 2016. The aggregate exercise price of the two warrants issued through November 28, 2016 is $1,000,000.

With the achievement of certain milestones in February 2017, additional advances of $225,100 and $300,000 occurred on, respectively, February 10, 2017 and February 27, 2017. Thus, two more warrants to purchase the Company’s common stock were issued, one for 321,571 shares and the other for 428,571 shares, respectively. With the achievement of certain milestones in March 2017, additional advances of $250,000 and $30,000 occurred on March 14, 2017 and March 24, 2017, respectively, and two more warrants to purchase the Company's common stock were issued, one for 357,143 shares and the other for 42,857 shares. With the achievement of certain milestones in April 2017, an additional advance of $400,000 occurred on April 5, 2017 and another warrant to purchase 571,428 shares of our common stock was issued on the same date. To date, seven warrants to purchase a total of 3,150,140 shares of the Company’s common stock have been issued to JMJ.

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

As of December 31, 2016, there were 27,500,000, 3,660,778 and 21,489,429 shares of our common stock issuable upon conversion of our Series A, Series B and Series C Preferred Stock. In addition, as of December 31, 2016, we had outstanding stock options and warrants to purchase a total of 62,217,405 shares of our common stock consisting of (i) 54,755,740 shares issuable upon exercise of outstanding warrants with a weighted average exercise price of $0.88; and (ii) 7,461,665 shares issuable upon exercise of outstanding options with a weighted average exercise price of $1.16. We also had outstanding convertible debt convertible into 816,580 shares of our common stock.

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

We have 40,000,000 shares of preferred stock authorized, which includes 20,000,000 shares of designated Series A Preferred Stock of which 11,000,000 shares are issued and outstanding, 10,000 designated shares of Series B Preferred Stock, of which 8,250 shares are issued and outstanding and 250,000 designated shares of Series C Preferred Stock, of which 150,426 shares are issued and outstanding. The Series A Preferred Stock does not have a liquidation preference so long as any shares of Series C Preferred Stock is outstanding. The Series B Preferred Stock has a liquidation preference of $100 per share. The Series C Preferred Stock has a liquidation preference of $100 per share, which is pari passu to the liquidation preference of the Series B Preferred Stock and payable prior to the liquidation preference on the Series A Preferred Stock. As a result, if we were to dissolve, liquidate or sell our assets, the holders of our Series A Preferred Stock would not have the right to receive any proceeds from any such transaction, holders of our Series B Preferred Stock would have the right to receive up to approximately $825,000 from any such transaction, and the holders of our Series C Preferred Stock would have the right to receive up to $16,192,700 from any such transaction, but before any amount is paid to the holders of our common stock. The payment of the liquidation preferences could result in common stockholders not receiving any consideration if we were to liquidate, dissolve or wind up, either voluntarily or involuntarily.

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

Our directors and executive officers collectively beneficially own approximately 61% of our voting stock as of March 14, 2017. As a result, our insiders have the ability to effectively control our management and affairs through the election and removal of our Board and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of your influence over our business and affairs, through any stockholder vote or otherwise. Any of these effects could depress the price of our common stock.

Our Executive Chairman Mr. Farkas and His Affiliates Collectively Own Approximately 57% of Our Common Stock And May Be Able To Influence The Outcome of Stockholder Votes. Mr. Farkas’ Interests May Differ From Other Stockholders.

As of March 14, 2017, our Executive Chairman and director Mr. Farkas and his affiliates beneficially own 91,215,664 shares of our common stock representing approximately 57% of our outstanding shares of common stock on an as-converted basis. See “Security Ownership of Certain Beneficial Owners and Management” for more information on the beneficial ownership of our common stock. Subject to any fiduciary duties owed to our other stockholders under Nevada law, Mr. Farkas may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Mr. Farkas may have interests that are different from yours. For example, Mr. Farkas may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our stock. In addition, Mr. Farkas could use his voting influence to maintain our existing management and directors in office, delay or prevent changes in control of our Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

The Company’s corporate headquarters are located in Miami Beach, Florida. The Company currently leases space located at 1691 Michigan Avenue, Suite 601, Miami Beach Florida 33139. On July 31, 2015, the lease agreement was amended such that the lease is for a term of 38 months beginning on August 1, 2015 and ending September 30, 2018. The Company also has a five-year sublease for office and warehouse space in Phoenix, Arizona beginning December 1, 2013 and ending November 30, 2018. On February 28, 2017, we vacated the Phoenix, Arizona space and we have no further obligation in connection with the sublease.

ITEM 3.	LEGAL PROCEEDINGS

There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect with the exception of the foregoing:

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

On August 7, 2014, 350 Green received a copy of a complaint filed by Sheetz, a former vendor of 350 Green alleging breach of contract and unjust enrichment of $112,500. The complaint names 350 Green, 350 Holdings LLC and the Company in separate breach of contract counts and names all three entities together in an unjust enrichment claim. The Company and 350 Holdings will seek to be dismissed from the litigation, because, as the complaint is currently plead, there is no legal basis to hold the Company or 350 Green liable for a contract to which they are not parties. As of December 31, 2016 and 2015, an amount of $112,500 is included in accounts payable of 350 Green. The parties held a mediation conference on May 15, 2015, but no settlement was reached. The Company settled with Sheetz in principal on February 10, 2017 with the formal documentation being signed on March 1, 2017. The settlement involved a combination of DC charging equipment, installation, charging services, shared driver charging revenue and maintenance for two systems in exchange for no further legal action amongst 350 Green, 350 Holdings or the Company.

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

LITIGATION UPDATES

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink for the manufacturing and purchase of 6,500 charging cables by Blink, who has not taken delivery or made payment on the contract price of $737,425. ITT Cannon also seeks to be paid the cost of attorney’s fees as well as punitive damages. The Company contends that the product was not in accordance with the specifications in the purchase order and, as such, believes the claim is without merit. The parties have agreed on a single arbitrator. The arbitration hearing was originally scheduled for February 6, 2017. The parties delayed the arbitration hearing until May 10, 2017. The parties began initial depositions in February and will continue into the first week of March. In parallel however, the parties had settlement discussions on February 28, 2017. As of March 27, 2016, a term-sheet with settlement features was offered by Car Charging to ITT in stock valued at $175,000. The amount of shares will be determined and priced on the day of closing of our contemplated public offering. For this, ITT would relinquish to Car Charging all of the remaining inventory of the EV charging cable assemblies originally valued at $737,425. Typical stock restrictions and/or stock bleed out agreements may be imposed affecting the final settlement figure.

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

On April 8, 2016, Douglas Stein filed a Petition for Fee Arbitration with the State Bar of Georgia against the Company for breach of contract for failure to pay invoices in the amount of $178,893 for legal work provided. The invoices have been accrued for in the periods in which the services were provided. The Company has responded to the claim and is simultaneously pursuing settlement options. The parties failed to settle after numerous attempts. On February 15, 2017, the case was brought to the Georgia Arbitration Committee. On February 26, 2017, The Stein Law firm was awarded a summary judgment for $178,893. The Company may appeal the decision and/or offer stock and/or cash in exchange for the awarded judgment at a later date.

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. v. 350 Green, LLC in favor of JNS, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. On April 7, 2016, JNS amended the complaint to add the Company alleging an unspecified amount of lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its unspecified costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. The parties concluded their efforts to mediate a settlement before Magistrate Judge Kim without achieving a settlement. Settlement discussions are ongoing between the parties. The matter was heard in a status hearing on March 22, 2017, at which time the judge has continued the matter for further status on April 28, 2017, in which she will put the motion in her queue for ruling but is unlikely to have a decision by April 28, 2017.

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

Quarter ended	High	Low

December 31, 2016	$0.44	$0.11
September 30, 2016	$0.60	$0.26
June 30, 2016	$0.89	$0.25
March 31, 2016	$0.55	$0.10

December 31, 2015	$0.22	$0.11
September 30, 2015	$0.36	$0.21
June 30, 2015	$0.41	$0.25
March 31, 2015	$0.49	$0.31

Security Holders

As of March 27, 2017, there were approximately 311 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Pursuant to the Purchase Agreement, we initially issued one warrant to JMJ to purchase a total of 714,285 shares of our common stock at an exercise price equal to the lesser of: (i) 80% of the per share price of the common stock in our contemplated public offering, (ii) $0.70 per share, (iii) 80% of the unit price in a public offering (if applicable), (iv) the exercise price of any warrants issued in such public offering, or (v) the lowest conversion price, exercise price, or exchange price, of any security issued by us that is outstanding on October 13, 2016.

The initial amount borrowed under the note was $500,000, with the remaining amounts permitted to be borrowed under the note being subject to us achieving certain milestones. With the achievement of certain milestones in November 2016, an additional advance of $500,000 occurred on November 28, 2016. Another warrant to purchase 714,285 shares of our common stock was issued as of November 28, 2016. The aggregate exercise price of the two warrants issued through November 28, 2016 is $1,000,000.

With the achievement of certain milestones in February 2017, additional advances of $225,100 and $300,000 occurred on, respectively, February 10, 2017 and February 27, 2017. Thus, two more warrants to purchase the Company’s common stock were issued, one for 321,571 shares and the other for 428,571 shares, respectively. With the achievement of certain milestones in March 2017, additional advances of $250,000 and $30,000 occurred on March 14, 2017 and March 24, 2017, respectively, and two more warrants to purchase the Company's common stock were issued, one for 357,143 shares and the other for 42,857 shares. With the achievement of certain milestones in April 2017, an additional advance of $400,000 occurred on April 5, 2017 and another warrant to purchase 571,428 shares of our common stock was issued on the same date. To date, seven warrants to purchase a total of 3,150,140 shares of the Company’s common stock have been issued to JMJ.

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

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2016 and 2015 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

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

As reflected in our audited financial statements for the year ended December 31, 2016, we had had a cash balance, a working capital deficiency and an accumulated deficit of $5,898, $21,184,871, and $81,071,782 respectively. During the years ended December 31, 2016 and 2015, we incurred net losses of $7,699,127 and $8,244,924, respectively. These factors raise substantial doubt about our ability to continue as a going concern, as expressed in the notes to our consolidated financial statements. Historically, we have been able to raise funds to support our business operations, although there can be no assurance we will be successful.

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

Consolidated Results of Operations

Year Ended December 31, 2016 Compared With Year Ended December 31, 2015

Revenues

Total Revenue for the year ended December 31, 2016 was $3,326,021 compared to $3,957,795, a decline of $631,774 or 16%. The decline is primarily attributed to an $836,477 decline in grants and rebates revenue that decreased to $332,672, or 72% for the year ended December 31, 2016 compared to $1,169,149 for the year ended December 31, 2015. Grants and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. Our grant revenue during the 2014 and 2015 fiscal years was primarily derived from our agreement with the Bay Area Air Quality Management District (the “BAAQMD”). Our agreement with the BAAQMD ended on December 31, 2015. Our current source of grant revenue is from the Pennsylvania Turnpike Commission. The ability to secure grant revenues is typically unpredictable and, therefore, uncertain. However, historically, the Company has secured and depended on incentives and intends to continue to pursue incentives from various governmental jurisdictions. As an example, the Company endorsed the Obama Administration’s announcement of, among other things, programs to release up to $4.5 billion in loan guarantees and invite applications to support the deployment of commercial EV charging facilities, and launch the Fixing America’s Surface Transportation (“FAST”) Act process to identify and develop corridors for zero emission and alternative fuel vehicles, which will include a network of EV fast charging stations.

Charging service revenue company-owned charging stations was $1,144,016 for the year ended December 31, 2016 compared to $1,074,163 for the year ended December 31, 2015, a slight increase of $69,853 or 7%. Charging services derived from revenue company-owned charging stations increased, despite a $155,940 decrease in revenue from a program sponsored by Nissan North America that the Company has participated in since July 2014. The Program Coordinator pays the Company based on the number of program participants and the percentage of DC Fast Chargers in the program. Starting in July 2015, the private company participating in this program began adding chargers to the program and we no longer were able to generate as much revenue from the percentage of chargers we have in the program. We expect revenues derived from this program during the balance of 2017 to continue to be lower than the revenues we derived from this program in the same periods in 2016.

Revenue from product sales was $1,126,939 for the year ended December 31, 2016 compared to $805,143 for the year ended December 31, 2015, an increase of $321,796 or 40%. The increase was primarily due to a higher volume of residential and commercial units sold in 2016.

Total revenue from warranty revenue, network fees and other revenue was $722,394 for the year ended December 31, 2016, compared to $909,340 the year ended December 31, 2015 a decrease of $186,946, or 21%. The decrease is attributed to a one-time gain of $209,086 associated with the settlement of accounts payable related to network fees.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, repairs and maintenance, electricity reimbursements and revenue share payments to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the year ended December 31, 2016 were $2,813,680 as compared to $2,861,738 for the year ended December 31, 2015, a decrease of $48,058, or 2%, primarily due to a reduction in warranty and repair costs that declined to $346,477 for year ended December 31, 2016 compared to $671,474 for the year ended December 31, 2015. There is a degree of variability in our gross margins related to charging services revenues from period to period primarily due to (i) the mix of revenue share payment arrangements, (ii) electricity reimbursements, and (iii) the costs of maintaining charging stations not currently in operation. Any variability in our gross margins related to equipment sales depends on the mix of products sold.

Gross Profit

The gross profit for the year ended December 31, 2016, was $512,341 compared to $1,096,057 for the year ended December 31, 2015, a decrease of $583,716. The reduction in gross profit contribution is largely attributed to a year over year reduction in grant and rebate revenue of $836,477. For the year ended December 31, 2016, the gross profit contribution from company-owned charging stations defined as charging service revenue from company-owned charging stations less cost of charging services- company-owned charging stations less host provider fees was $495,587 or 43% compared to $562,979 or 52% for the year ended December 31, 2015. The reduction in gross profit contribution from company-owned charging stations is attributed to the reduction in revenue from a program sponsored by Nissan North America that the Company has participated in since July 2014. Management anticipates that the gross profit contribution from company-owned charging stations as defined will improve as the company attains increased revenue contributions from its deployed base of charging stations.

Gross Profit from product sales defined as product sales less cost of equipment sales was $625,210 or 55% for the year ended December 31, 2016, compared to $434,217 or 54% for the year ended December 31, 2015 an improvement of $190,993. Management anticipates that product sales attributed to the launch of the Company’s next generation charging stations targeted in the second half of 2017 will contribute to increased gross profit from product sales.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense decreased by $3,320,634, or 40%, from $8,200,246 (consisting of approximately $4.3 million of cash compensation and approximately $3.9 million of non-cash compensation) for the year ended December 31, 2015 to $4,879,612 (consisting of approximately $4.1 million of cash compensation and approximately $0.8 million of non-cash compensation) for the year ended December 31, 2016. The decrease was primarily attributable to share-based payments with a fair value of approximately $1,750,000 made to our Chief Operating Officer during the year ended December 31, 2015 under the terms of an employment agreement, as well as reduced payroll expenses of approximately $1,251,000 due to the departure of certain management and other personnel during the second half of 2015.

Other operating expenses consist primarily of rent, travel and IT expenses. Other operating expenses decreased by $211,065, or 13%, from $1,662,748 for the year ended December 31, 2015 to $1,451,683 for the year ended December 31, 2016. The decrease was primarily attributable to decreased call center expenses as the Company inaugurated their own internal call center in Phoenix, Arizona during 2016 and reduced travel expenses as compared to the prior period.

General and administrative expenses decreased by $1,158,903, or 45%, from $2,552,857 for the year ended December 31, 2015 to $1,393,954 for the year ended December 31, 2016. The decrease was primarily due to reduced legal and consulting fees as compared to the year ended December 31, 2015, which was primarily attributable to a greater demand for legal and consulting services during the year ended December 31, 2015.

Other (Expense) Income

Other (expense) income decreased by $3,561,089, or 116%, from other income of $3,074,870 for the year ended December 31, 2015 to other (expense) of $(486,219) for the year ended December 31, 2016. The decrease was primarily attributable to a decrease in the gain of the fair value of warrant liabilities of $2,535,398, or 78%, from $3,262,637 for the years ended December 31, 2015 to $727,239 for the year ended December 31, 2016, partially offset by an increase in a gain of settlements or forgiveness of accounts payable of $780,028. In addition, there was $1,833,896 of income during the year ended December 31, 2015 which related to a notification from the DOE that it had no further property interest in certain direct current fast chargers, which resulted in the release of our liability to the DOE, partially offset by a decrease in the provision for non-compliance penalty for delinquent regular SEC filings of $1,150,674, or 67%, from $1,722,217 for the year ended December 31, 2015 to $571,543 for the years ended December 31, 2016.

Net Loss

Our net loss for the year ended December 31, 2016 decreased by $545,797, or 7%, to $7,699,127 as compared to $8,244,924 for the year ended December 31, 2015. The decrease was primarily attributable to a decrease in operating expenses of $4,690,602 and gross profit of $583,716, partially offset by an increase in other expenses of $3,561,089. Our net loss attributable to common shareholders for the year ended December 31, 2016 decreased by $416,997, or 4%, from $9,584,624 to $9,167,627 for the aforementioned reasons and due to an increase in the dividend attributable to Series C Convertible Preferred shareholders of $518,400 and a decrease in income attributable to our non-controlling interest of $389,600.

Liquidity and Capital Resources

During the year ended December 31, 2016, we financed our activities from proceeds derived from debt and equity financing. A significant portion of the funds raised from the sale of capital stock have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the year ended December 31, 2016 and 2015, we used cash of $2,749,023 and $5,937,237, respectively, in operations. Our cash use for the year ended December 31, 2016 was primarily attributable to our net loss of $7,699,127, adjusted for net non-cash expenses in the aggregate amount of $2,031,537, partially offset by $2,918,567 of net cash provided by changes in the levels of operating assets and liabilities. Our cash use for the year ended December 31, 2015 was primarily attributable to our net loss of $8,244,924, adjusted for net non-cash expenses in the aggregate amount of $1,587,263 partially offset by $720,424 of net cash provided by changes in the levels of operating assets and liabilities.

During the year ended December 31, 2016, cash used in investing activities was $80,463, which was used to purchase charging stations and other fixed assets. Net cash used in investing activities was $102,264 during the year ended December 31, 2015, of which $210,965 was paid to the ECOtality Estate Creditor’s Committee, partially offset by $108,701 of proceeds from the sale of fixed assets.

Net cash provided by financing activities for the year ended December 31, 2016 was $2,646,153, of which $1,367,120 was provided in connection with proceeds from the issuance of Series C Convertible Preferred Stock and warrants, $1,000,000 was provided in connection with the issuance of convertible notes payable, $600,000 was provided in connection with proceeds from the issuance of convertible notes payable to a related party, partially offset by $52,500 of payment of Series C Convertible Preferred Stock issuance cost, $53,640 of payment of future offering costs, $87,405 of payment of debt issuance costs, and repayment of notes payable of $138,988. Cash provided by financing activities for the year ended December 31, 2015 was $4,601,670 of which $4,930,000 was provided in connection with proceeds from the issuance of Series C Convertible Preferred Stock and warrants, partially offset by the repayment of notes payable of $328,330.

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

Through December 31, 2016, we incurred an accumulated deficit since inception of $81,071,782. As of December 31, 2016, we had a cash balance and working capital deficit of $5,898 and $21,184,871, respectively. During the year ended December 31, 2016, we incurred a net loss of $7,699,127. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the issuance date of this filing.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Recent Developments

Private Placements

In accordance with its terms, the Purchase Agreement with JMJ became effective upon (i) execution by the Parties of the Purchase Agreement, a note, and a warrant, and (ii) delivery of an initial advance pursuant to the note of $500,000, which occurred on October 13, 2016. The note and warrant were issued on October 13, 2016. We are currently planning to conduct an underwritten public offering of our securities for which we have filed a Registration Statement on Form S-1, as amended, on December 21, 2016 (the “Registered Offering”). Pursuant to the Purchase Agreement, as amended on March 23, 2017, JMJ purchased from our Company (i) a Promissory Note in the aggregate principal amount of up to $3,725,000 due and payable on the earlier of May 15, 2017 or the third business day after the closing of the Registered Offering, and (ii) a Common Stock Purchase Warrant to purchase 714,285 shares of our common stock at an exercise price per share equal to the lesser of (i) 80% of the per share price in the contemplated Registered Offering, (ii) $0.70 per share, (iii) 80% of the unit price in the Registered Offering (if applicable), (iv) the exercise price of any warrants issued in the Registered Offering, or (v) the lowest conversion price, exercise price, or exchange price, of any security issued by us that is outstanding on October 13, 2016. The aggregate exercise price is $500,000. Pursuant to the terms of the note, JMJ has agreed that it will not convert the note into more than 9.99% of our outstanding shares. JMJ currently does not own any shares of our common stock.

On the fifth (5th) trading day after the pricing of our contemplated public offering, but in no event later than May 15, 2017, we will deliver to JMJ the Origination Shares.

The initial amount borrowed under the note was $500,000, with the remaining amounts permitted to be borrowed under the note being subject to us achieving certain milestones. With the achievement of certain milestones in November 2016, an additional advance of $500,000 occurred on November 28, 2016. Another warrant to purchase 714,285 shares of our common stock was issued as of November 28, 2016. The aggregate exercise price of the two warrants issued through November 28, 2016 is $1,000,000.

With the achievement of certain milestones in February 2017, additional advances of $225,100 and $300,000 occurred on, respectively, February 10 and February 27. Thus, two more warrants to purchase the Company’s common stock were issued, one for 321,571 shares and the other for 428,571 shares, respectively. With the achievement of certain milestones in March 2017, additional advances of $250,000 and $30,000 occurred on March 14, 2017 and March 24, 2017, respectively, and two more warrants to purchase the Company's common stock were issued, one for 357,143 shares and the other for 42,857 shares. With the achievement of certain milestones in April 2017, an additional advance of $400,000 occurred on April 5, 2017 and another warrant to purchase 571,428 shares of our common stock was issued on the same date. To date, seven warrants to purchase a total of 3,150,140 shares of the Company’s common stock have been issued to JMJ.

Critical Accounting Policies

Our critical accounting policies are included in Note 3 - Significant Accounting Policies of our consolidated financial statements included within this Annual report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective on December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). We are currently evaluating the impact of the adoption of these ASUs on our consolidated financial position and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 amends the existing guidance to require that inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2015-011 is not expected to have a material impact on our consolidated financial statement or disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-009 is not expected to have a material impact on our consolidated financial statement or disclosures.

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating ASU 2016-15 and its impact on our consolidated financial statements or disclosures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2016 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2016 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We do not have personnel with sufficient experience with United States generally accepted accounting principles to address complex transactions.

4.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

5.	We have determined that oversight over our external financial reporting and internal control over our financial reporting by our audit committee is ineffective. The audit committee has not provided adequate review of the Company’s SEC’s filings and consolidated financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s consolidated financial statement.

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

Name	Age	Principal Positions With Us
Michael D. Farkas (1)	45	Executive Chairman of Board of Directors
Michael J. Calise (2)	56	Chief Executive Officer, Director
Andy Kinard	51	President, Director
Ira Feintuch (3)	46	Chief Operating Officer
Andrew Shapiro (4)	48	Director
Donald Engel (5)	84	Director

(1)	Effective as of January 1, 2015, Mr. Michael D. Farkas was authorized, approved and ratified to serve as Executive Chairman of the Board.
(2)	At the Board of Directors meeting of July 29, 2015, Mr. Michael J. Calise was authorized, approved and ratified to serve as Chief Executive Officer. Effective December 7, 2015, Michael Calise was appointed as the Company’s interim principal financial officer by the Board. At the Board meeting of March 9, 2016, Mr. Michael J. Calise was authorized, approved and ratified to serve as a member of the Board.
(3)	At the Board meeting of March 24, 2015, Mr. Ira Feintuch was authorized, approved and ratified to serve as Chief Operating Officer.
(4)	At the Board meeting of April 17, 2014, Mr. Andrew Shapiro was authorized, approved and ratified to serve as a member of the Board.
(5)	At the Board meeting of July 30, 2014, Mr. Donald Engel was authorized, approved and ratified to serve as a member of the Board.

Set forth below is a brief description of the background and business experience of our directors and executive officers for the past five years.

Michael D. Farkas, Executive Chairman of Board of Directors

Mr. Farkas served as our Chief Executive Officer from 2010 through July 24, 2015. Mr. Farkas has served as a member of the Board since 2010 and has been our Executive Chairman since January 1, 2015. Mr. Farkas is the founder and manager of The Farkas Group, a privately held investment firm. Mr. Farkas also currently holds the position of Chairman and Chief Executive Officer of the Atlas Group, where its subsidiary, Atlas Capital Services, was a broker-dealer that had successfully raised capital for a number of public and private clients until it withdrew its FINRA registration in 2007. Over the last 20 years, Mr. Farkas has established a successful track record as a principal investor across a variety of industries, including telecommunications, technology, aerospace and defense, agriculture, and automotive retail. Mr. Farkas attended Brooklyn College where he studied Finance.

Based on his work experience and education, the Company has deemed Mr. Farkas fit to serve on the Board.

Michael J. Calise, Chief Executive Officer, Director

Mr. Calise has served as our Chief Executive Officer since July 2015 and as a member of the Board since March 2016. From June 2011 to February 2015, Mr. Calise was the Head of North America Electric Vehicle Solutions at Schneider Electric, a world leader in energy management and energy efficiency. While at Schneider, Mr. Calise was responsible for the electric vehicle strategy, product, and services, and took the business from its infancy to its position as one of the top contenders in the electric vehicle solutions industry. Prior to Schneider Electric, from March 2010 to May 2011, Mr. Calise was the founder and principal of EVadvise, an independent advisory firm focused on mass scale electric vehicle infrastructure. While at EVadvise, he helped develop the EV Charging infrastructure technology plan for Marin Transportation Authority’s (MTA) county-wide charger deployment. Mr. Calise received a Bachelor of Science Degree in Electrical Engineering from the University of Buffalo in New York, and has been a member of the Institute of Electrical and Electronics Engineers, California Clean Cars, Cleantech.org, Plug In America and the Electric Auto Association (EAA), and was a former board member of the Electric Drive Transportation Association (EDTA) and the BACC EV Strategic Council.

Based on his work experience in the EV industry and his education, we have deemed Mr. Calise fit to serve on the Board and as our Chief Executive Officer.

Andy Kinard, President, Director

Mr. Kinard has served as our President and as a member of the Board since 2009. Prior to his joining the Company Mr. Kinard sold electric vehicles in Florida for Foreign Affairs Auto from 2007 to 2009. From 2004 through 2005, he marketed renewable energy in Florida and was a Guest Speaker at the World Energy Congress. His first employer was Florida Power & Light (“FPL”) where he worked for 15 years. In his early years, his focus was on engineering. During his tenure, he performed energy analysis for large commercial accounts, and ultimately became a Certified Energy Manager. Simultaneously, Mr. Kinard was assigned to FPL’s electric vehicle program. FPL had their own fleet of electric vehicles that they used to promote the technology. He also served on the Board of Directors of the South Florida Manufacturing Association for 4 years. He has City, County, and State contacts throughout Florida, and has attended every car show and green fair in the State. Mr. Kinard holds a B.S. in Engineering from Auburn University.

Based on his work experience and education, the Company has deemed Mr. Kinard fit to serve on the Board.

Ira Feintuch, Chief Operating Officer

Mr. Feintuch commenced employment with our Company in 2009 and was appointed Chief Operating Officer in March 2015. Mr. Feintuch served as Vice President of Operations from March 2009 to March 2015. In this capacity, Mr. Feintuch has been responsible for the purchasing, installation, and maintenance of EV charging equipment, the selection and management of third-party electricians and service professionals for our Company and its subsidiaries, as well as developing strategic partnerships and collaborative relationships for our Company. Mr. Feintuch currently sits on the board of the ROEV Association, an EV industry trade association. Mr. Feintuch commenced personal bankruptcy proceedings in January 2016. Mr. Feintuch holds a B.S. in Management from Touro College.

Based on his work experience with our Company and his education, we have deemed Mr. Feintuch fit to serve on the Board and as our President.

Andrew Shapiro, Director

Mr. Shapiro has served on our Board since April 2014. Mr. Shapiro founded Broadscale Group in 2012 and serves as its leader. Broadscale is a new model of investment firm working with leading energy corporations to invest in and commercialize the industry’s most promising market-ready innovations. Prior to Broadscale, Mr. Shapiro founded GreenOrder in 2000. GreenOrder was a strategic advisory firm that worked with more than 100 enterprises to create energy and environmental innovation as a competitive advantage. In this capacity, Mr. Shapiro and his team worked with General Electric’s leadership on the creation and execution of its multi-billion dollar “ecomagination” initiative, provided strategic counsel to General Motors on the launch of the Chevrolet Volt, and served as the green advisor for 7 World Trade Center, New York City’s first LEED-certified (Leadership in Energy and Environmental Design) office tower. GreenOrder’s client list included Alcan, Allianz, Bloomberg, BP, Bunge, Citi, Coca-Cola, Dell, Disney, Duke Energy, DuPont, eBay, Hines, HP, JPMorgan Chase, KKR, McDonald’s, Morgan Stanley, NASDAQ OMX, National Grid, NBC Universal, NRG, Office Depot, Pfizer, Polo Ralph Lauren, Simon Property Group, Staples, Target, Tishman Speyer, TXU, and Waste Management. Mr. Shapiro and GreenOrder also co-founded the US Partnership for Renewable Energy Finance (US PREF), and created GO Ventures, a subsidiary to incubate and invest in environmentally innovative businesses, which cofounded and financed California Bioenergy, Class Green Capital, and GreenYour.com. In 2011, Mr. Shapiro led the sale of GreenYour.com to Recyclebank and joined Recyclebank’s Sustainability Advisory Council. Mr. Shapiro holds an A.B. in Anthropology from Brown University and a J.D. from Yale Law School.

Based on his experience with environmental innovation and his education, we have deemed Mr. Shapiro fit to serve on the Board.

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

Family Relationships

There are no family relationships between any of our officers or directors.

Director Independence

Our Board has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carryout out his responsibilities. As a result of this review, our Board determined that Messrs. Shapiro and Engel qualify as “independent” directors within the meaning of the NASDAQ rules. We plan on appointing two other “independent” directors prior to the closing of the Registered Offering. Upon the appointment of two other “independent” directors, a majority of our directors will be independent, as required under applicable NASDAQ rules. As required under applicable NASDAQ rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board Composition

Our Board is currently composed of five members. Our articles of incorporation and our bylaws permit our Board to establish by resolution the authorized number of directors, and six are currently authorized. Our directors hold office until their successors have been elected and qualified, or the earlier of their death, resignation or removal.

In addition, the Certificate of Designations of the Preferences, Rights and Limitations of our Series C Preferred Stock, as amended, entitles the holders of our Series C Preferred Stock, exclusively and as a separate class, to elect one of our directors, whom we will refer to as our Series C Director. The Series C Director may be removed without cause, and only by, the affirmative vote of the holders of the shares of our Series C Preferred Stock. Since the resignation of Mr. Evans on December 8, 2016, the Board has not had a Series C Director. The holders of our Series C Preferred Stock have the right to appoint a Board member to replace Mr. Evans. As of February 7, 2017, BLNK Holdings LLC, a Delaware limited liability company (Mr. Farkas has voting power and investment power with regard to this entity’s holdings. BLNK is not a subsidiary of the Company.) (‘BLNK”) owns over 80% of the Series C Preferred Stock outstanding. BLNK does not plan on appointing a Board member to replace Mr. Evans.

Board Committees

Our Board has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our Board are described below. Members serve on such committees until their resignation or until otherwise determined by our Board.

Audit Committee

Our audit committee was established in November 2016 to oversee our corporate accounting and financial reporting processes. Our audit committee, among other things, be responsible for:

●	selecting and hiring the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	approving audit and non-audit services and fees;

●	reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews, and the reports and certifications regarding internal controls over financial reporting and disclosure controls;

●	preparing the audit committee report that the SEC requires to be included in our annual proxy statement;

●	reviewing reports and communications from the independent registered public accounting firm;

●	reviewing earnings press releases and earnings guidance;

●	reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedures;

●	reviewing our policies on risk assessment and risk management;

●	reviewing related party transactions;

●	establishing and overseeing procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters; and

●	reviewing and monitoring actual and potential conflicts of interest.

Our audit committee is comprised of Mr. Shapiro. Our Board has determined that each of the directors serving on the audit committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and NASDAQ. In addition, our Board has determined that Mr. Shapiro meets the requirements of a financial expert as defined under the applicable rules and regulations of the SEC and who has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. Our Board has considered the independence and other characteristics of each member of our audit committee, and our Board believes that each member meets the independence and other requirements of NASDAQ and the SEC.

Our audit committee operates under a written charter that will satisfy the applicable standards of the SEC and NASDAQ. We intend to comply with future requirements to the extent they become applicable to us.

Compensation Committee

Our compensation committee was established in November 2016 to oversee our corporate compensation policies, plans and benefit programs. Our compensation committee is, among other things, responsible for:

●	reviewing, approving and determining, or making recommendations to our Board regarding, the compensation of our executive officers, including our Chief Executive Officer and other executive officers;

●	administering our equity compensation plans and programs;

●	reviewing and discussing with our management our SEC disclosures; and

●	overseeing our submissions to stockholders on executive compensation matters.

Our compensation committee is comprised of Messrs. Shapiro and Engel. Our Board has considered the independence and other characteristics of each member of our compensation committee. Our Board believes that each member of our compensation committee meets the requirements for independence under the current requirements of NASDAQ, is a nonemployee director as defined by Rule 16b-3 promulgated under the Exchange Act and is an outside director as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986 (the “Code”).

Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of NASDAQ.

Nomination of Directors

Our nominating and corporate governance committee was established in November 2016. Our nominating and corporate governance committee is comprised of Messrs. Shapiro and Engel. Our Board plans on adopting a nominating and corporate governance committee charter relating to the director nomination process. Under our policy, the independent directors of our Board will nominate our directors. When evaluating director nominees, our directors will likely consider the following factors:

●	the current size and composition of the Board and the needs of the Board and the respective committees of the Board;

●	such factors as character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest, other commitments and the like; and

●	other factors that the directors may consider appropriate.

Our goal is to assemble a Board that brings together a variety of skills derived from high quality business and professional experience.

Code of Business Conduct and Ethics

We expect our Board to adopt a code of business conduct and ethics prior to the closing of the Registered Offering. Our code of business conduct and ethics will apply to all of our employees, officers and directors, including our principal executive and senior financial officers. A copy of our code of business conduct and ethics will be posted on our website at www.carcharging.com. A copy of our code of business conduct and ethics will be provided without charge to any person submitting a written request to the attention of the Chief Executive Officer at our principal executive office.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We do not currently have a class of securities registered under the Exchange Act and therefore our directors, executive officers, and any persons holding more than ten percent of our common stock are not required to comply with Section 16 of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2016, and 2015 in all capacities. In 2015 and 2016, the named executive officers of the Company were Michael Farkas (Executive Chairman and Chief Executive Officer from January 2015 through July 2015 and Executive Chairman thereafter); Michael Calise (Chief Executive Officer from July 2015 to the present); and Ira Feintuch (Chief Operating Officer). Andy Kinard was not a named executive officer in 2015 and 2016, however, his compensation is listed below to fulfill the disclosure requirements for members of the Board.

SUMMARY COMPENSATION TABLE

Name and					Stock Awards	Option Awards	All Other
Principal Position	Year	Salary		Bonus	(1)	(1)	Compensation		Total

Andy Kinard,	2016	$60,266		$-	$3,000	$930	$64,491		$128,686
President	2015	$74,949		$-	$12,000	$3,868	$11,621		$102,438

Michael D. Farkas,	2016	$-		$-	$15,000	$3,226	$362,792		$381,018
Chief Executive Officer (2)	2015	$460,000	(5)	$-	$18,000	$4,849	$225,134	(6)	$707,983

Michael J. Calise	2016	$275,000		$100,000	$3,000	$930	$82,098		$461,028
Chief Executive Officer (3)	2015	$114,583		$25,000	$75,000	$302,850	$-		$517,433

Ira Feintuch	2016	$250,000		$-	$-	$-	$249,428		$499,428
Chief Operating Officer (4)	2015	$270,833		$-	$1,750,000	$-	$90,972		$2,111,806

(1)	The amounts reported in these columns represent the grant date fair value of the stock and options awards granted during the year ended December 31, 2016 and 2015, calculated in accordance with FASB ASC Topic 718.
(2)	Mr. Farkas resigned as Chief Executive Officer on July 29, 2015. From July 29, 2015 through November 24, 2015, Mr. Farkas served as Chief Visionary Officer, an executive position. Mr. Farkas has served as Executive Chairman of the Board since January 1, 2015.
(3)	At the Board of Directors meeting of July 29, 2015, Mr. Calise was authorized, approved and ratified to serve as Chief Executive Officer.
(4)	At the Board of Directors meeting of March 24, 2015, Mr. Ira Feintuch was authorized, approved and ratified to serve as Chief Operating Officer.
(5)	Of the salary of $460,000 earned in 2015 by Mr. Farkas, $240,000 was paid in cash during 2015, $80,000 was unpaid as of December 31, 2015 and $140,000 was satisfied by the issuance of Series C Preferred Stock in 2015.
(6)	Of the commissions earned in 2015 by Mr. Farkas, $140,000 was satisfied by the issuance of Series C Preferred Stock in 2015.

Stock Awards

Messrs. Kinard, Farkas, and Calise were awarded 2,000, 38,040 and 2,000 shares of the Company’s common stock valued at $3,000, $15,000 and $3,000, respectively, during 2016.

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

Option Grants

During the year ended December 31, 2016, Mr. Farkas, Mr. Kinard and Mr. Calise were awarded an aggregate of 25,000, 5,000 and 5,000 options, respectively, under the Company’s 2015 Plan, which had an aggregate value on the dates of grant at $3,266, $980 and $980, respectively. During the year ended December 31, 2015, Mr. Farkas and Mr. Kinard were awarded an aggregate of 30,000 and 20,000 options, respectively, under the Company’s 2015 Plan, which had an aggregate value on the dates of grant at $4,849 and $3,868, respectively. Pursuant to Mr. Calise’s employment agreement, Mr Calise is entitled to receive 5,488,308 options which have not been issued as of December 31, 2016. The estimated grant date fair value was $152,376.

Other Compensation

Mr. Kinard received $12,966 and $11,621 of Company paid health insurance benefits in calendar years 2016 and 2015, respectively. Mr. Kinard also earned the right to various options and common stock for each Board Meeting and each committee meeting of the Board of Directors attended during the year ended December 31, 2016. The Company accrued $51,525 of compensation expense related to the contractual obligation to issue options which is included within accrued expenses as accrued professional, board and other fees as of December 31, 2016.

Mr. Farkas received $17,160 and $14,634 of Company paid health insurance benefits in calendar years 2016 and 2015, respectively. The Farkas Group, Inc. also earned commissions in the years ended December 31, 2016 and 2015 of $222,500 (the Company accrued $138,500 of cash that was due and $84,000 of compensation expense related to the contractual obligation to issue options and warrants as of December 31, 2016) and $187,750, respectively, in commissions relating to the installation of chargers ($47,750 was paid in cash and $140,000 was paid in Series C Preferred Stock as of December 31, 2015) and the Farkas Group also earned a placement fee commission of $52,500 that the company accrued for as of December 31, 2016. Mr. Farkas also earned the right to various options and common stock for each Board Meeting and each committee meeting of the Board of Directors attended during the year ended December 31, 2016. The Company accrued $70,107 of compensation expense related to the contractual obligation to issue options which is included within accrued expenses as accrued professional, board and other fees as of December 31, 2016.

Mr. Calise received $26,928 of Company paid health insurance benefits in calendar year 2016. Mr. Calise also earned the right to various options and common stock for each Board Meeting and each committee meeting of the Board of Directors attended during the year ended December 31, 2016. The Company accrued $55,171 of compensation expense related to the contractual obligation to issue options which is included within accrued expenses as accrued professional, board and other fees as of December 31, 2016.

Mr. Feintuch received $26,928 and $24,522 of Company paid health insurance benefits in calendar years 2016 and 2015, respectively. Mr. Feintuch earned commissions of $222,500 and $66,450 in the calendar years 2016 and 2015, respectively.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2016 to the named executive officers:

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
Andy Kinard	300,000	-		-	$1.46	12/27/2017	-	$-	-	$-

Andy Kinard	5,000	-		-	$1.31	6/28/2018	-	$-	-	$-

Andy Kinard	5,000	-		-	$1.22	8/27/2018	-	$-	-	$-

Andy Kinard	5,000	-		-	$1.19	9/26/2018	-	$-	-	$-

Andy Kinard	5,000	-		-	$0.90	10/10/2018	-	$-	-	$-

Andy Kinard	5,000	-		-	$1.56	11/14/2018	-	$-	-	$-

Andy Kinard	54,666	27,334	(1)	-	$1.00	5/14/2019	-	$-	-	$-

Andy Kinard	5,000	-		-	$1.01	4/17/2019	-	$-	-	$-

Andy Kinard	5,000	-		-	$0.95	6/6/2021	-	$-	-	$-

Andy Kinard	5,000	-		-	$0.54	8/21/2019	-	$-	-	$-

Andy Kinard	5,000	-		-	$0.53	10/21/2019	-	$-	-	$-

Andy Kinard	5,000	-		-	$0.53	12/17/2019	-	$-	-	$-

Andy Kinard	5,000	-		-	$0.31	3/29/2021	-	$-	-	$-

Ira Feintuch	600,000	-		-	$1.46	3/24/2018	-	$-	-	$-

Ira Feintuch	686,665	-		-	$1.46	3/24/2018	-	$-	-	$-

Ira Feintuch	140,000	70,000	(2)	-	$1.00	3/24/2018	-	$-	-	$-

Michael D. Farkas	750,000	-		-	$1.61	12/27/2017	-	$-	-	$-

Michael D. Farkas	5,000	-		-	$1.31	6/28/2018	-	$-	-	$-

Michael D. Farkas	5,000	-		-	$1.22	8/27/2018	-	$-	-	$-

Michael D. Farkas	5,000	-		-	$1.19	9/26/2018	-	$-	-	$-

Michael D. Farkas	10,000	-		-	$1.06	10/4/2018	-	$-	-	$-

Michael D. Farkas	5,000	-		-	$0.90	10/10/2018	-	$-	-	$-

Michael D. Farkas	5,000	-		-	$1.56	11/14/2018	-	$-	-	$-

Michael D. Farkas	210,000	-		-	$1.10	5/14/2019	-	$-	-	$-

Michael D. Farkas	5,000	-		-	$1.01	4/17/2019	-	$-	-	$-

Michael D. Farkas	5,000	-		-	$0.95	6/6/2021	-	$-	-	$-

Michael D. Farkas	5,000	-		-	$0.54	8/21/2019	-	$-	-	$-

Michael D. Farkas	5,000	-		-	$0.53	10/21/2019	-	$-	-	$-

Michael D. Farkas	5,000	-		-	$0.33	12/17/2019	-	$-	-	$-

Michael D. Farkas	5,000	-		-	$0.18	2/10/2021	-	$-	-	$-

Michael D. Farkas	5,000	-		-	$0.15	2/12/2021	-	$-	-	$-

Michael D. Farkas	5,000	-		-	$0.17	2/23/2021	-	$-	-	$-

Michael D. Farkas	5,000	-		-	$0.33	3/29/2021	-	$-	-	$-

Michael D. Farkas	5,000	-		-	$0.37	3/31/2021	-	$-	-	$-

(1)	Option is exercisable to the extent of 27,334 shares effective as of May 14, 2017, respectively.
(2)	Option is exercisable to the extent of 70,000 shares effective as of each of May 14, 2017.

Employment Agreements

Mr. Farkas’ Employment Agreement. We entered into an employment agreement with Michael D. Farkas, our CEO at the time, on October 15, 2010 . The agreement was for three years and stipulated a base salary of $120,000 in year one, $240,000 in year two and $360,000 in year three. The agreement also included a signing bonus of $60,000 upon. On December 23, 2014, in connection with the closing and as a condition to the closing of the securities purchase agreement executed simultaneously therewith, we entered into an amended and restated employment agreement with our then Chief Executive Officer, Michael D. Farkas. The amendment provides that Mr. Farkas shall have a salary of Forty Thousand Dollars ($40,000) per month. However, for such time as any of the aggregate subscription amount is still held in escrow, Mr. Farkas shall receive Twenty Thousand Dollars ($20,000) in cash and the remaining amount of his compensation: (i) shall be deferred; and (ii) must be determined by the compensation committee of the Board to be fair and equitable. Additionally, beginning on the date that the Aggregate Subscription Amount is released from escrow and continuing for so long as the Series C Convertible Preferred Stock remains issued and outstanding, Mr. Farkas’ salary shall only be paid in cash if doing so would not put us in a negative operating cash flow position.

Effective July 24, 2015, we amended our employment agreement with Mr. Michael D. Farkas, such that Mr. Farkas was appointed our Chief Visionary Officer and shall no longer serve as our Chief Executive Officer. Mr. Farkas will continue to serve as our Executive Chairman of the Board. The amendment called for Mr. Farkas to serve as Chief Visionary Officer for only four months. The amended employment agreement specified the following: (i) in the event of a sale of our Company within one year of July 24, 2015, Mr. Farkas shall be entitled to receive an incentive payment equal to 1% of the gross sale price; and (ii) in satisfaction of amounts previously owed to Mr. Farkas, we were to issue shares of Series C Convertible Preferred stock valued at $400,000. The one year elapsed without a sale of our Company and the 4,444 shares of Series C Convertible Preferred stock were issued 4,000 on July 24, 2015 and 444 on March 31, 2016. All options and warrants awarded to Mr. Farkas vested as of the effective date of the amendment.

Mr. Feintuch’s Employment Agreement. On March 24, 2015, we entered into an employment agreement with Mr. Ira Feintuch to serve as our Chief Operating Officer for an initial three-year term renewable annually unless written notice is provided 60 days prior to the renewal term. Mr. Feintuch is to receive an annual salary of $250,000 and shall participate in all of our benefit programs. Mr. Feintuch may receive a performance-based bonus in the form of cash or securities, at the discretion of our Executive Committee or pursuant to any written incentive plans adopted by the Board. In addition, Mr. Feintuch will receive 1,000,000 shares of Series A Convertible Preferred Stock, 1,500 shares of Series C Convertible Preferred Stock and 1,500,000 shares of common stock. The stock awards are payable 50% upon the signing of the employment agreement and 50% upon the one-year anniversary of the employment agreement. In addition, options to purchase an aggregate of 1,495,665 shares of common stock held by Mr. Feintuch with exercise prices ranging from $1.00 to $1.46 per share had their expiration dates extended to March 24, 2018. If, at any time prior to the one (1) year anniversary of the employment agreement we experienced a Fundamental Transaction (as defined in the employment agreement), the unvested equity compensation granted pursuant to the employment agreement was entitled to acceleration of vesting. Mr. Feintuch is entitled to paid time off of twenty-five (25) days per annum. If Mr. Feintuch is terminated without “cause” (as defined in the employment agreement), we shall continue to be obligated to pay Mr. Feintuch for nine (9) months after written notice of termination. Mr. Feintuch is also subject to a covenant not to compete.

Mr. Calise’s Employment Agreement. On July 16, 2015 (the “Effective Date”), we entered into an employment agreement with Mr. Michael J. Calise to serve as our Chief Executive Officer, pursuant to which Mr. Calise will be compensated at the rate of $275,000 per annum and shall participate in all of our benefit programs. Mr. Calise will serve as a member of our OPFIN Committee and Executive Committee and we agree we will nominate Mr. Calise to serve of the Board for as long as Mr. Calise is our Chief Executive Officer. As of December 9, 2016, the OPFIN Committee is not currently in place. In addition, Mr. Calise will be entitled to receive (1) 3,584,400 options with an exercise price of $0.70 per share, (2) 1,588,016 options with an exercise price of $1.00 per share, (3) 26,422 options with an exercise price of $1.50 per share, (4) 287,970 options with an exercise price of $2.00 per share and (5) 1,500 options with an exercise price of $3.00 per share. The option quantities were derived from a percentage of the total options and warrants outstanding on the Effective Date (the “Underlying Instruments”) and can be adjusted downward on a pro rata basis as a result of an expiration or amendment of the Underlying Instruments. Each of the options shall vest and become exercisable at the rate of 25% of the total number of shares on the twelve (12) month anniversary of the Effective Date and 1/16 of the total number of shares each quarter thereafter on each quarterly anniversary of the Effective Date, however, no option shall be exercisable prior to the exercise of the Underlying Instruments. The options shall have a four (4) year term from each of the respective vesting dates. The option grant requires stockholder approval of an increase in the number of shares authorized to be issued pursuant to our equity incentive plan.

In addition, Mr. Calise is entitled to receive a signing bonus consisting of (i) $75,000 worth of our common stock based on the closing price on the Effective Date and (ii) a $25,000 cash payment. Within thirty (30) days of Mr. Calise’s acceptance of this position, Mr. Calise and the Board will mutually set the Key Performance Indicators (“KPIs”) for Mr. Calise’s annual performance bonus. Mr. Calise will be initially eligible to receive an annual performance bonus in the amount of $100,000. Any entitled annual performance bonus shall be payable in January after the end of each year, and awarded for meeting the KPIs mutually set by Mr. Calise and the Board for the prior calendar year. Mr. Calise and the Board will meet at the beginning of each calendar year to set the KPIs and the annual bonus amount for that calendar year. Mr. Calise may receive an additional bonus in the form of cash and/or stock, at the discretion of the Board, or pursuant to one or more written plans adopted by the Board. Mr. Calise is entitled to paid time off of twenty (20) days per annum. Upon termination by us other than for “cause” (as defined in the employment agreement), death, disability, or if Mr. Calise resigns for “good reason”(as defined in the employment agreement), Mr. Calise will be entitled to: (i) a lump sum payment equal to nine (9) months of salary, then in effect, (ii) up to 100% of Mr. Calise annual performance bonus prorated, (iii) reimbursement of COBRA premiums for a period of twelve (12) months, if applicable, and (iv) nine (9) months of accelerated vesting with respect to Mr. Calise’s then-outstanding equity awards prorated based on the number of days in the relevant quarter. In addition to the preceding termination benefits, if Mr. Calise is terminated three months or less prior to, or upon, or within twelve months following a “change of control” (as defined in the employment agreement), Mr. Calise will be entitled to accelerated vesting of then-outstanding equity awards as follows: (i) if termination occurs in the second year of Mr. Calise’s employment, an additional three (3) months prorated based on the number of days in the relevant quarter, (ii) if termination occurs in the third year of Mr. Calise’s employment, an additional six (6) months prorated based on the number of days in the relevant quarter, (iii) if termination occurs in the fourth year of Mr. Calise’s employment, 100% accelerated vesting. If Mr. Calise’s employment with us terminates voluntarily by Mr. Calise (except upon resignation for “good reason” (as defined in the employment agreement)), for cause by us or due to Mr. Calise’s death or disability, then (i) all vesting will terminate immediately with respect to Mr. Calise’s outstanding equity awards, (ii) all payments of compensation by us to Mr. Calise under the employment agreement will terminate immediately, and (iii) Mr. Calise will only be eligible for severance benefits in accordance with our established policies, if any, as then in effect.

Compensation of Directors

Mr. Farkas’ employment agreement, as amended provides that for so long as Mr. Farkas serves as a member of our Board, Mr. Farkas’ compensation for each meeting attended includes: (i) 5,000 options to purchase shares of our common stock at an exercise price equal to $0.01 above the closing price of our common stock on the date of the Board meeting; and (ii) a cash payment of $1,500 or, at our option, $3,000 worth of common stock based on the closing price of our common stock on the date of the Board meeting.

We entered into a director agreement (the “Shapiro Agreement”) with Mr. Shapiro on April 28, 2014. The Shapiro Agreement has a term of three years, and Mr. Shapiro shall attend no fewer than four meetings per year. As compensation for his services, Mr. Shapiro shall receive: (i) annual compensation of $100,000; (ii) an option to purchase 400,000 shares of common stock, upon execution of the director agreement at an exercise price equal to $0.01 above the closing price on the date the Board approved of his appointment (the “Membership Option Award”); (iii) an option to purchase up to 5,000 shares of common stock for each Board meeting attended by Mr. Shapiro, at an exercise price equal to $0.01 above the closing price on the date of such a meeting; (iv) $1,500 for each Board meeting attended by Mr. Shapiro; and (v) $1,500 for each committee meeting of the Board, should Mr. Shapiro become Chairman of such committee. The Membership Option Award shall vest immediately and expire seven years from the date of issue; all other options issued pursuant to the director agreement shall have a one year vesting period and expire five years from the date of issue.

On July 30, 2014, the Board appointed Donald Engel to the Board to fill a vacancy. It has been determined by us that Mr. Engel is an independent member of the Board pursuant to the required standards set forth in Rule 10A-3(b) of the Exchange Act. In connection with his appointment, we and Mr. Engel entered into a Director Agreement whereby we agreed to issue Mr. Engel an option to purchase 300,000 shares of common stock at an exercise price of $1.00 per share. Additionally, for each Board meeting that Mr. Engel attends he will receive compensation of: (i) an option to purchase 5,000 shares of common stock at an exercise price equal to $0.01 above the closing price on the day of such Board meeting; and (ii) at our option, either (a) $1,500 cash or (b) such number of shares of common stock that equal $3,000 as of the date of such Board meeting.

As of March 31, 2016, the Board suspended its compensation plan of: (i) an option to purchase 5,000 shares of common stock at an exercise price equal to $0.01 above the closing price on the day of such Board meeting; and (ii) at our option, either (a) $1,500 cash or (b) such number of shares of common stock that equal $3,000 as of the date of such Board meeting and is in the process of formulating a new compensation plan.

The following table provides information for 2016 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2016. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

	Fees Earned or	Stock	Option	All Other
Name	Paid in Cash	Awards	Awards	Compensation		Total
Andrew Shapiro	$125,000	$15,000	$3,251	$49,749	(2)	$193,000
Donald Engel	-	3,000	930	55,171	(3)	59,101
Kevin Evans (1)	-	-	-	-		-
Total	$125,000	$18,000	$4,181	$104,920		$252,101

(1)	Mr. Kevin Evans was appointed to our Board on October 19, 2016 and was a member of our Audit Committee and our Nominating and Corporate Governance Committee. Mr. Evans resigned from the Board on December 8, 2016. To the knowledge of the Company’s executives and Board members, Mr. Evans resigned due to a failure to find common ground with the Executive Chairman.
(2)	The Company accrued $22,241 and $27,508 of compensation expense related to the contractual obligation to issue options and shares of common stock which is included within accrued expenses as accrued professional, board and other fees as of December 31, 2016.
(3)	The Company accrued $21,018 and $34,153 of compensation expense related to the contractual obligation to issue options and shares of common stock which is included within accrued expenses as accrued professional, board and other fees as of December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 27, 2017, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 27, 2017. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 27, 2017 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Amount and Nature		Percentage of
	of Voting		Voting
Name and Address of Beneficial Owner	Securities (1)		Securities (2)
5% Shareholders

Nathan Low	8,549,573	(3)	6.492%
600 Lexington Avenue, 23rd Floor
New York, NY 10019

Platinum Partners (5)	10,634,248	(4)	8.175%
152 West 57th Street
New York, NY 10019

Allston Limited	7,457,143	(6)	5.653%
Blake Building, Suite 302
Corner of Hutson & Eyre Street
Belize City, Belize

ECOtality Consolidated Qualified Creditor Trust	4,054,528	(7)	3.037%
1850 N. Central Avenue
Suite 1400
Phoenix, AZ 85004

Directors and Executive Officers

Michael D. Farkas	91,215,664	(8)	57.501%
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139

Michael Calise	235,588	(9)	*
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139

Ira Feintuch	5,722,951	(10)	4.370%
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139

Andrew Shapiro	771,978	(11)	*
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139

Donald Engel	385,520	(12)	*
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139

Andy Kinard	569,790	(13)	*
1691 Michigan Avenue, Suite 601
Miami Beach, FL 33139

All directors and officers as a group (6 people)	98,901,491	(14)	61.252%

* Less than 1%

(1)	Voting securities consist of (i) shares of common stock, (ii) shares of Series A and Series C Preferred Stock which are convertible into shares of common stock, and (iii) common stock purchase options and warrants. Shares of Series B Preferred Stock only have voting rights with regard to CarCharging Limited, a subsidiary of the Company incorporated under the laws of Ireland. Shares of Series B Preferred Stock do not have voting rights with regard to the Company.
(2)	Based on 129,466,080 shares of common stock consisting of (i) 80,476,508 shares of common stock issued and outstanding as of March 27, 2017 and (ii) 11,000,000 and 150,426 shares of Series A and Series C Preferred Stock, respectively, issued and outstanding as of March 27, 2017, as if converted into 27,500,000 and 21,489,572 shares of common stock, respectively. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3)	Includes 3,368,702 shares of common stock held by Sunrise Securities Corp., which is 100% owned by Nathan Low; 1,750,000 shares of common stock held by NLBDIT Portfolio LLC, a trust held in the name of Nathan Low’s children, of which he is a guardian; 1,200,000 shares of common stock held by the Sunrise Charitable Foundation of which Mr. Low has voting authority, 2,225,871 currently exercisable warrants, held by Sunrise Financial Group, which is 100% owned by Nathan Low, held by Nathan Low and in Mr. Low’s Individual Retirement Account.
(4)	Consists of shares beneficially owned by Platinum Partners Value Arbitrage Fund LP and Platinum Partners Liquid Opportunity Master Fund LP which are affiliated and vote their shares in tandem.
(5)	Includes 10,015,200 shares of common stock and 619,048 warrants which are currently exercisable.
(6)	Includes 5,000,000 shares of common stock and 2,457,143 warrants which are currently exercisable.
(7)

Consists of shares of 8,250 Series B Convertible Preferred Stock as if converted into 4,054,528 common shares beneficially owned by Carolyn J. Johnsen, Trustee of ECOtality Consolidated Qualified Creditor Trust. These are all of the shares of Series B Convertible Preferred Stock currently outstanding.

(8)	Includes 10,000,000 Series A Convertible Preferred Stock as if converted into 25,000,000 shares of common stock, 4,758 Series C Convertible Preferred Stock as if converted into 679,715 shares of common stock, 1,694,163 shares of common stock, and 1,075,000 options all owned by Mr. Farkas. Additionally included are 250,000 common shares owned by each of Mr. Farkas’ three minor children of which Mr. Farkas has voting authority and serves as custodian; 4,000 shares owned by the Farkas Family Irrevocable Trust of which Mr. Farkas is a beneficiary and 360,000 common shares owned by The Farkas Family Foundation of which Mr. Farkas has voting authority as trustee, convertible notes which are convertible into 784,974 shares of common stock plus 10,062,494 common shares and 3,005,000 warrants, which are currently exercisable, held by The Farkas Group, Inc. which is wholly-owned by Mr. Farkas; and 24,301,603 warrants, which are currently exercisable, and 114,491 Series C Convertible Preferred Stock as if converted into 16,355,858 shares of common stock, held by BLNK in which Mr. Farkas has a controlling interest. On February 7, 2017, Eventide Gilead Fund and BLNK completed a sales transaction. Eventide Gilead Fund sold all of the Company’s securities that it owned (7,142,857 shares of Common Stock, 114,491 shares of Series C Preferred Stock, warrants to purchase 26,230,176 shares of the Company’s Common Stock, and all rights, claims, title, and interests in any securities of whatever kind or nature issued or issuable as a result of Eventide Gilead Fund’s ownership of the Company’s securities) to BLNK for $1 million. The result of this transaction is that it is now possible for Mr. Farkas to arrange for a change in control of the Company via (1) his veto power over changes to the Company’s charter (Mr. Farkas, via his control of BLNK, now controls over 60% of the shares of Series C Preferred Stock outstanding. This 60% control allows Mr. Farkas, pursuant to the Series C Certificate of Designation, as amended, to veto any changes to the Company’s charter); and (2) the ability to control, via the conversion of Preferred Stock shares into common stock shares, and the exercise of warrants, over 50% of the Company’s voting shares.
(9)	Includes 230,588 shares of common stock and 5,000 options which are currently exercisable.
(10)	Includes 1,500,000 shares of common stock, 1,584 Series C Convertible Preferred Stock as if converted into 226,286 shares of common stock, 1,000,000 Series A Convertible Preferred Stock as if converted into 2,500,000 shares of common stock, and 1,496,665 options which are currently exercisable.
(11)	Includes 266,978 shares of common stock and 505,000 options which are currently exercisable.
(12)	Includes 55,520 shares of common stock and 330,000 options which are currently exercisable.
(13)	Includes 72,790 shares of common stock and 497,000 options which are currently exercisable.
(14)	Includes 22,139,390 shares of common stock, 11,000,000 and 120,833 shares of Series A and Series C Preferred Stock, respectively, as if converted into 27,500,000 and 17,261,859 shares of common stock, respectively, and options and warrants to purchase 3,222,000 and 27,306,603 shares of common stock, respectively, which are currently exercisable.

Securities Authorized for Issuance Under Equity Compensation Plans

On November 30, 2012, the Board, as well as a majority of the Company’s shareholders, approved the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”), which enabled the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates. The Company believes the 2012 Plan improved the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2012 Plan were Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate were always Non-Qualified Stock Options. The 2012 Plan was administered by the Board, which had discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards could have been granted pursuant to the 2012 Plan was 5,000,000, adjusted as provided in Section 11 of the 2012 Plan. The 2012 Plan expired on December 1, 2014. As of December 31, 2016, 3,320,000 stock options are issued and are outstanding to employees and consultants. All options vest ratably over three years from date of issuance, December 27, 2012, and expire in five years from date of issuance. The following table provides further information regarding the 2012 Plan.

2012 Plan
	Number of		Number of securities remaining
	securities		available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,320,000	$1.49	-
Equity compensation plans not approved by security holders	-	-	-

Total	3,320,000	$1.49	-

On January 11, 2013, the Board approved the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”), which enabled the Company to grant similar securities as the Company was able to grant pursuant to the 2012 Plan to natural persons associated with the Company and its affiliates. The Company believes the 2013 Plan improved the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. The 2013 Plan was substantially similar to the 2012 Plan. The 2013 Plan expired on December 1, 2016. The Plan was approved by a majority of the Company’s shareholders on February 13, 2013. As of December 31, 2016, 2,248,330 stock options and 1,373,621 shares of common stock had been issued and are outstanding to employees and consultants of the Company. The vesting range of options is from immediately upon issuance to three years from date of issuance, and expire in five years from date of issuance. The following table provides further information regarding the 2013 Plan.

2013 Plan
	Number of		Number of securities remaining
	securities		available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,248,330	$1.07	-
Equity compensation plans not approved by security holders	-	-	-

Total	2,248,330	$1.07	-

On March 31, 2014, the Board approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”), which enables the Company to grant similar securities as the Company was able to grant pursuant to the 2012 Plan and 2013 Plan to natural persons associated with the Company and its affiliates. The Company believes the 2014 Plan improves the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. The 2014 Plan is substantially similar to the 2012 Plan and the 2013 Plan. The 2014 Plan expires on December 1, 2016. The 2014 Plan was approved by a majority of the Company’s shareholders on April 17, 2014. As of December 31, 2016, 1,708,335 stock options and 2,522,383 shares of common stock had been issued and are outstanding to employees and consultants of the Company. The vesting of options range is from immediately upon issuance to three years from the date of issuance, and expire in five years from the date of issuance. The following table provides further information regarding the 2014 Plan.

2014 Plan
	Number of		Number of securities remaining
	securities		available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,708,335	$0.80	-
Equity compensation plans not approved by security holders	-	-	-

Total	1,708,335	$0.80	-

On February 10, 2015, the Board approved the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”), which enables the Company to grant similar securities as the Company was able to grant pursuant to the 2012 Plan, 2013 Plan, and 2014 Plan to natural persons associated with the Company and its affiliates. The Company believes the 2015 Plan improves the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. The 2015 Plan is substantially similar to the 2012 Plan, 2013 Plan, and 2014 Plan. The option price of any options granted pursuant to the 2015 Plan must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant. No awards may be issued after March 11, 2017. The 2015 Plan was approved by a majority of the Company’s shareholders on April 21, 2015. As of December 31, 2016, options to purchase 185,000 shares of common stock and 489,409 shares of common stock were issued and are outstanding to employees and consultants of the Company, respectively.

2015 Plan
	Number of		Number of securities remaining
	securities		available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	185,000	$0.28	4,300,591
Equity compensation plans not approved by security holders	-	-	-

Total	185,000	$0.28	4,300,591

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, discussed in Item 11, the following is a description of each transaction since January 1, 2013 and each currently proposed transaction in which:

●	we have been or are to be a participant;
●	the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and
●	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Our Company’s policy with regard to related party transactions is for the Board as a whole to approve any material transactions involving our directors, executive officers or holders of more than 5% of our outstanding capital stock

Private Placement Financings

Series C Preferred Stock Financing

In a series of transactions occurring between December 23, 2014 and June 30, 2016, we entered into securities purchase agreements (the “Series C Securities Purchase Agreements”) with certain investors (the “Purchasers”) for total gross proceeds to us of $8,297,120. Pursuant to the Series C Securities Purchase Agreements, we issued the following to the Purchasers: (i) 110,342 shares of our Series C Preferred Stock and (ii) warrants, exercisable for a period of five years from the original issue date, to purchase an aggregate of 15,763,191 shares of common stock for an exercise price of $1.05 per share.

In connection with the sale of our Series C Preferred Stock in December 2014, July 2015 and March 2016, we entered into registration rights agreements (the “Series C Registration Rights Agreements”) with certain investors, pursuant to which we agreed to register all of the shares of common stock underlying the Series C Preferred Stock and warrants to purchase our common stock purchased pursuant to such transactions, on registration statements to be filed with the SEC, and to use best efforts to cause the such registration statements to be declared effective under the Securities Act within certain time periods after the date of such sales of Series C Preferred Stock (the “Effectiveness Deadlines”). The Company did not meet the Effectiveness Deadlines, and as a result has incurred an obligation under the Series C Registration Rights Agreements to pay certain investors penalties equal to $1,163,033 inclusive of accrued interest, which such penalties we have not yet satisfied.

In connection with the sale of our Series C Preferred Stock in March 2016, we also agreed that if we failed to achieve certain milestones and if the holders of the Series C Preferred Stock request a redemption of their shares pursuant to the Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock, filed with the Secretary of State of Nevada on December 23, 2014 (the “Series C Certificate of Designation”)and we choose not to honor such request, then, following our receipt of notice from at least 60% of the holders of the Series C Preferred Stock, we will use reasonable efforts to sell substantially all of our assets. In the event we do not complete the sale of substantially all of our assets within the required time period, Michael D. Farkas has agreed to vote all shares of our voting capital stock registered in his name or beneficially owned by him in accordance with the instructions of at least 60% of the holders of the Series C Preferred Stock.

The following table summarizes the Series C Preferred Stock purchased by related parties in connection with the transaction described in this section. The terms of these purchases were the same as those made available to unaffiliated purchasers. As described under “Security Ownership of Certain Beneficial Owners and Management,” as of February 7, 2017, BLNK owns all of the Company’s securities previously held by Eventide Gilead Fund.

Investor	Shares of Series C Preferred Stock	Warrants to Purchase Common Stock	Aggregate Purchase Price	Percentage of Total Outstanding
Eventide Gilead Fund	50,000 (12/23/14)	7,142,857	$4,166,667	29.622%

Horton Capital Partners Fund LP	10,000 (12/23/14)	1,428,572	$833,333	2.962%

Eventide Gilead Fund	9,223 (7/24/15)	1,317,571	$830,000	5.464%

Eventide Gilead Fund	4,167 (10/16/15)	595,286	$250,000	2.469%

Eventide Gilead Fund	14,166 (10/27/15)	2,023,714	$850,000	8.392%

Eventide Gilead Fund	13,334 (3/11/16 - $650,040)

Horton Capital Partners Fund LP	(3/30/16 - $150,000)	1,904,857	$800,040	7.899%
	1,666 (3/14/16)	238,143	$99,960	0.987%

Eventide Gilead Fund	7,786 (4/18/16 - $150,000)

	(5/24/16 - $150,000)

	(6/30/16 - $167,120)	1,112,191	$467,120	4.613%

On February 10, 2017 and February 14, 2017, the Company entered into two promissory notes with BLNK for the principal sums of $22,567.00 and $25,000.00, respectively, together with simple interest at the rate of ten percent (10%) per annum. The entire principal amount and accrued interest is due and payable on the earlier of May 9, 2017 or the closing of the Registered Offering, for the February 10, 2017 note; and on the earlier of May 15, 2017 or the closing of the Registered Offering, for the February 14, 2017 note.

Registration Rights Penalties

As of December 31, 2016, we have not met the Effectiveness Deadlines or the Common Effectiveness Deadlines under our Registration Rights Agreements, and as a result have incurred an obligation under the Series C Registration Rights Agreements and the Common Registration Rights Agreements to pay certain purchasers penalties equal to $1,163,033 inclusive of accrued interest, which such penalties we have not yet satisfied.

Convertible Promissory Notes

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

If our Company enters into bankruptcy proceedings, all of the above convertible notes will not be subject to an automatic stay. In addition, these notes feature piggyback registration rights and give Mr. Farkas a first priority lien on and continuing security interest in all of our assets. With the exception of a June 24, 2016 convertible note for $105,000, the convertible notes in favor of a company wholly-owned by Mr. Farkas discussed above have matured and are past due. These notes have a waiver of automatic stay. We have not satisfied this debt and are in negotiations with Mr. Farkas to extend the maturity dates of such notes. If we are unable to do so on favorable terms, or at all, Mr. Farkas could seek to enforce the notes against us, which could have an adverse effect on our business and reduce the market price of our common stock.

License Agreements

On March 29, 2012, we, as Licensee, entered into an exclusive patent license agreement with Mr. Farkas, and Balance Holdings, LLC (an entity controlled by Mr. Farkas) as Licensor, whereby we agreed to pay a royalty of 10% of the gross profits received by us from commercial sales and/or use of two provisional patent applications, one relating to an inductive charging parking bumper and one relating to a process which allows multiple EVs to plug into an EV charging station simultaneously and charge as the current becomes available.

On March 11, 2016, we and Balance Holdings, LLC entered into an agreement related to the March 29, 2012 patent license agreement. The parties acknowledged that we have paid a total of $8,525 in registration and legal fees for the U.S. Provisional Patent Application No. 61529016 (the “Patent Application”) (related to the inductive charging parking bumper) to date. Effective March 11, 2016, the patent license agreement, solely with respect to the Patent Application and the parties’ rights and obligations thereto, was terminated. Mr. Farkas agreed to be solely responsible for all future costs and fees associated with the prosecution of the patent application. In the event the Patent Application is successful, Mr. Farkas shall grant a credit to us in the amount of $8,525 to be applied against any outstanding amount(s) owed to him. If we do not have any outstanding payment obligations to Mr. Farkas at the time the Patent Application is approved, Mr. Farkas shall remit the $8,525 to us within twenty (20) days of the approval. The parties agreed to a mutual release of any claims associated with the patent license agreement. We have not paid nor incurred any royalties to date under the patent license agreement.

Other Transactions with Michael Farkas and Affiliates

We paid commissions to a company owned by Mr. Farkas, such company is referred to as “FGI,” totaling $0, $47,750 and $40,250 during the years ended December 31, 2016, 2015 and 2014 for business development related to installations of EV charging stations by us in accordance with the support services contract. These amounts are recorded as compensation on the consolidated statement of operations. These amounts were paid pursuant to a Fee/Commission Agreement entered into by the Company and FGI on November 17, 2009. The Fee/Commission Agreement calls for us to pay FGI $500 for the first charging station installed at a client introduced by FGI and $250 for each additional station. FGI also receives a quarterly commission payment equal to 5% of gross revenue generated by each car charging station installed as a result of FGI’s efforts.

In addition, we paid $52,500 in fees to FGI from January 1 to June 30, 2016 as a result of financings entered into by the Company.

FGI has made certain claims for historical unpaid unquantifiable compensation pursuant to its Fee/Commission Agreement with the Company. The Company’s reasonable estimate of the aggregate liability for FGI and our Chief Operating Officer (as discussed below) is $445,000 (estimated as $277,000 payable in cash and $168,000 payable in stock options) which was accrued and is included within accrued expenses on the consolidated balance sheet as of December 31, 2016.

In addition, FGI has made a claim that expired warrants to purchase an aggregate of 5,733,335 shares of common stock should be replaced pursuant to an agreement with the Company. As of December 31, 2016, the fair value of the warrant claim is estimated to be approximately $553,000.

A committee of the Board expects to resolve all claims made by FGI (including the possible replacement warrants) prior to the closing of the Registered Offering.

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

On August 3, 2016, we executed a consulting agreement with Ardour Capital Investments LLC (“Ardour”) to serve as our financial advisor with respect to any private equity offerings, derivative equity offerings or debt offerings. As of December 9, 2016, Mr. Farkas owns less than 5% of Ardour. For acting as our placement agent, Ardour will receive a sales commission of 5% of the gross proceeds from any private equity offering and a five-year warrant to purchase 5% of the common stock from such private equity transaction with an exercise price struck at the valuation of the private equity transaction. Ardour will receive a sales commission of three percent of gross proceeds from a non-convertible debt related transaction whereby there is no equity component other than customary warrant coverage not in excess of 10% of the associated debt. Additionally, Joseph Gunnar & Co., LLC (“Gunnar”) will receive a sales commission of 5% of the gross proceeds from any private equity offering and a five-year warrant to purchase 5% of the common stock from such private equity transaction with an exercise price struck at the valuation of the private equity transaction. As of December 31, 2016, JMJ had advanced $1,000,000 to the Company. In connection with these advances, the Company has paid $25,000 to Ardour and $50,000 to Gunnar as sales commissions. Ardour is due to receive a warrant worth 10% of the ultimate amount of securities issued to JMJ.

In September 2016, we executed a consulting agreement with Balance Labs, Inc. (“Balance Labs”), an entity controlled by Mr. Farkas. Balance Labs will, among other services, work to establish strategic partnerships, identify customers, and identity hardware manufacturers. The consulting agreement calls for us pay a fee of 7% of any gross revenues realized by the Company as a result of Balance Labs’ introductions. Balance Labs will receive a fee, to the extent permitted by applicable federal or state law, of 5% with regard to any mergers (payable in-kind) of the aggregate consideration of the merger, sales of the Company, or our assets. There is also compensation tied to hardware sales ($500 per unit) and any celebrity endorsements (18% of the compensation we pay) arranged by Balance Labs. Finally, if we execute an EV services agreement with a party introduced by Balance Labs and we retain ownership of the hardware, Balance Labs is entitled to 5% of the net revenues generated by the deployed hardware. We have not yet paid any commissions to Balance Labs pursuant to this contract.

Other Transactions

We entered into a Fee/Commission Agreement with our Chief Operating Officer, Ira Feintuch, on November 17, 2009 that is substantially similar to the Fee/Commission Agreement we entered into with FGI discussed above. The Fee/Commission Agreement calls for us to pay Mr. Feintuch $500 for the first charging station installed at a client introduced by Mr. Feintuch and $250 for each additional station. Mr. Feintuch also receives a quarterly commission payment equal to 5% of gross revenue generated by each car charging station installed as a result of Mr. Feintuch’s efforts. Mr. Feintuch has made certain claims for historical unpaid unquantifiable compensation pursuant to his Fee/Commission Agreement with the Company. The Company’s reasonable estimate of the aggregate liability for FGI and our Chief Operating Officer is $445,000 (estimated as $277,000 payable in cash and $168,000 payable in stock options) which was accrued and is included within accrued expenses on the consolidated balance sheet as of December 31, 2016. A committee of the Board expects to resolve all claims made by Mr. Feintuch prior to the closing of the Registered Offering.

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

Marcum LLP has served as our independent registered public accountants for the years ended December 31, 2016 and 2015.

Audit Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were billed approximately $322,000 and $223,500 for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors or the years ended December 31, 2016 and 2015.

Tax Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our independent auditors for the fiscal years ended December 31, 2016 and 2015.

Pre-Approval Policies

As the Board does not currently have an audit committee, all of the above services and fees were reviewed and approved by the entire Board. No services were performed before or without approval.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The audited consolidated balance sheets of the Company as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended, the footnotes thereto, and the report of Marcum L.L.P., independent auditors, are filed herewith.

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

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Equity Exchange Agreement, dated February 26, 2013, by and among Car Charging Group, Inc., Beam Acquisition LLC, Beam Charging, LLC, and the Members of Beam Charging LLC.	8-K	2.1	04/03/2013
3.1	Articles of Incorporation.	S-1	3.1	03/18/2008
3.2	Amendment to Articles of Incorporation.	8-K	3.1	12/11/2009
3.3	Amendment to Articles of Incorporation.	8-K	3.1	07/05/2012
3.4	Bylaws	S-1	3.2	03/18/2008
3.5	Certificate of Designation for Series A Convertible Preferred Stock.	8-K	3.2	12/11/2009
3.6	Amendment No. 1 to Certificate of Designation for Series A Convertible Preferred Stock.	8-K	3.1	12/31/2012
3.7	Amendment No. 2 to Certificate of Designation for Series A Convertible Preferred Stock.	8-K	3.2	12/29/2014

3.8	Certificate of Designation for Series B Convertible Preferred Stock.	8-K	3.2	07/05/2012
3.9	Certificate of Designation for Series C Convertible Preferred Stock.	8-K	3.1	12/29/2014
3.10	Amendment to Certificate of Designation for Series C Preferred Stock.				X
4.1	Form of Class A Common Stock Purchase Warrant.	8-K	4.1	04/03/2013
4.2	Form of Common Stock Purchase Warrant issued by the Company in favor of JMJ Financial (first issued on October 13, 2016).	8-K	4.1	10/20/2016
4.3	Secured Convertible Promissory Note in the Principal Amount of $105,000 related to a Pennsylvania Turnpike grant, issued June 24, 2016 to The Farkas Group Inc.	10-Q	4.1	08/15/2016
4.4	Class A Common Stock Purchase Warrant to Purchase 525,000 shares, issued June 24, 2016 to The Farkas Group Inc.	10-Q	4.2	08/15/2016
4.5	Form of Secured Convertible Promissory Note related to third party financing, issued to The Farkas Group Inc.	10-Q	4.3	08/15/2016
4.6	Class A Common Stock Purchase Warrant to Purchase 475,000 shares, issued June 24, 2016 to The Farkas Group Inc.	10-Q	4.4	08/15/2016
10.1*	Employment Agreement by and between the Company and Ira Feintuch dated March 24, 2015	8-K	10.2	04/08/2015
10.2*	Employment Agreement by and between the Company and Michael Calise dated July 16, 2015	8-K	10.1	08/03/2015
10.3*	Executive Employment Agreement by and between the Company and Michael D. Farkas dated October 29, 2010	10-K	10.17	04/16/2013
10.4*	Second Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated July 24, 2015	10-K	10.4	07/29/2016
10.5*	2012 Omnibus Incentive Plan.	8-K	10.1	12/06/2012
10.6*	2013 Omnibus Incentive Plan.	8-K	10.1	02/21/2013
10.7*	2014 Omnibus Incentive Plan.	10-K	10.7	07/29/2016
10.8*	2015 Omnibus Incentive Plan.	10-K	10.8	07/29/2016
10.9*	Form of 2015 Omnibus Incentive Plan Stock Option Award Agreement.	10-K	10.9	07/29/2016
10.10	Patent License Agreement, dated March 29, 2012, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas.	10-K	10.21	04/16/2013
10.11	Revenue Sharing Agreement, dated April 2, 2013, by and among Car Charging Group, Inc., EV Pass Holdings, LLC, and Synapse Sustainability Trust, Inc.	8-K	10.2	04/26/2013
10.12	Securities Purchase Agreement dated December 9, 2013	8-K	10.1	12/13/2013
10.13	Registration Rights Agreement dated December 9, 2013	8-K	10.2	12/13/2013
10.14	Securities Purchase Agreement dated December 23, 2014	8-K	10.1	12/29/2014
10.15	Registration Rights Agreement dated December 23, 2014	8-K	10.2	12/29/2014

10.16	Securities Purchase Agreement dated July 24, 2015	8-K	10.1	07/29/2015
10.17	Registration Rights Agreement dated July 24, 2015	8-K	10.2	07/29/2015
10.18	Securities Purchase Agreement dated October 14, 2015	10-K	10.6	12/08/2015
10.19	Registration Rights Agreement dated October 14, 2015	10-K	10.7	12/08/2015
10.20	Securities Purchase Agreement dated March 11, 2016	10-Q	10.1	08/04/2016
10.21	Registration Rights Agreement dated March 11, 2016	10-Q	10.2	08/04/2016
10.22	Patent License Agreement, dated March 11, 2016, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas.	10-Q	10.3	08/04/2016
10.23	Securities Purchase Agreement, dated October 7, 2016, between JMJ Financial and the Company.	8-K	10.1	10/20/2016
10.24	Promissory Note, dated October 13, 2016, issued by the Company in favor of JMJ Financial.	8-K	10.2	10/20/2016
10.25	Representations and Warranties Agreement Regarding Existing Debt, dated October 7, 2016, between JMJ Financial and the Company.	S-1/A	10.27	12/21/2016
10.26	Amendment #1 to the Securities Purchase Agreement, between JMJ Financial and the Company, dated March 23, 2017.				X
10.27	Form of Promissory Note Issued by the Company to BLNK Holdings LLC				X
14.1	Code of Ethics.	10-K/A	14.1	10/12/2010
21.1	Subsidiaries of the Registrant.				X
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

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

Dated: April 14, 2017	CAR CHARGING GROUP, INC.

	By:	/s/ Michael J. Calise
Michael J. Calise
Chief Executive Officer and Director (Principal Executive Officer and Interim Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	Executive Chairman of the Board	April 14, 2017
Michael D. Farkas

/s/ Michael J. Calise	Chief Executive Officer and Director	April 14, 2017
Michael J. Calise	(Principal Executive Officer and Interim Principal Financial Officer)

	President and Director	April 14, 2017
Andy Kinard

/s/ Andrew Shapiro	Director	April 14, 2017
Andrew Shapiro

	Director	April 14, 2017
Donald Engel

CAR CHARGING GROUP, INC. & SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Car Charging Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Car Charging Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Car Charging Group, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2, the Company has incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

/s/ Marcum LLP

Marcum LLP

New York, NY

April 14, 2017

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2016	2015

Assets

Current Assets:
Cash	$5,898	$189,231
Accounts receivable and other receivables, net	128,315	551,214
Inventory, net	394,825	744,150
Prepaid expenses and other current assets	84,631	429,798

Total Current Assets	613,669	1,914,393

Fixed assets, net	755,682	1,500,893
Intangible assets, net	116,482	126,797
Deferred public offering costs	335,475	-
Other assets	89,573	132,043

Total Assets	$1,910,881	$3,674,126

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$3,500,267	$2,160,433
Accounts payable [1]	3,728,193	3,908,009
Accrued expenses	7,955,976	5,146,724
Accrued expenses [1]	5,969	5,969
Accrued public information fee	3,005,277	2,433,734
Derivative liabilities	1,583,103	1,350,881
Convertible notes payable, net of debt discount of $501,981 as of December 31, 2016	581,274	50,000
Convertible notes payable - related party	495,000	-
Notes payable - related party	-	20,000
Current portion of notes payable	342,781	351,954
Current portion of deferred revenue	600,700	924,123
Total Current Liabilities	21,798,540	16,351,827
Deferred revenue, net of current portion	99,495	109,180
Notes payable, net of current portion	-	4,815

Total Liabilities	21,898,035	16,465,822

Series B Convertible Preferred Stock, 10,000 shares designated, 8,250 and 8,250 shares issued and outstanding as of December 31, 2016 and 2015, respectively	825,000	825,000

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 11,000,000 and 10,500,000 shares issued and outstanding as of December 31, 2016 and 2015, respectively	11,000	10,500
Series C Convertible Preferred Stock, 250,000 shares designated, 150,426 and 120,330 shares issued and outstanding at December 31, 2016 and 2015, respectively	150	120
Common stock, $0.001 par value, 500,000,000 shares authorized, 80,476,508 and 79,620,730 shares issued and outstanding at December 31, 2016 and 2015, respectively	80,477	79,621
Additional paid-in capital	63,999,315	63,676,848
Accumulated deficit	(81,071,782)	(73,372,655)

Total Car Charging Group Inc. - Stockholders’ Deficiency	(16,980,840)	(9,605,566)
Non-controlling interest [1]	(3,831,314)	(4,011,130)

Total Stockholder’s Deficiency	(20,812,154)	(13,616,696)

Total Liabilities and Stockholders’ Deficiency	$1,910,881	$3,674,126

[1] - Related to 350 Green, which became a variable interest entity of the Company on April 17, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Consolidated Statements of Operations

	For The Years Ended
	December 31,
	2016	2015

Revenues:
Charging service revenue - company-owned charging stations	$1,144,016	$1,074,163
Product sales	1,126,939	805,143
Grant and rebate revenue	332,672	1,169,149
Warranty revenue	136,375	82,508
Network fees	244,509	179,254
Other	341,510	647,578

Total Revenues	3,326,021	3,957,795

Cost of Revenues:
Cost of charging services - company-owned charging stations	189,498	184,312
Host provider fees	458,931	326,872
Cost of equipment sales	501,729	370,926
Network costs	511,438	460,770
Warranty and repairs and maintenance	346,477	671,474
Depreciation and amortization	805,607	847,384

Total Cost of Revenues	2,813,680	2,861,738

Gross Profit	512,341	1,096,057

Operating Expenses:
Compensation	4,879,612	8,200,246
Other operating expenses	1,451,683	1,662,748
General and administrative expenses	1,393,954	2,552,857

Total Operating Expenses	7,725,249	12,415,851

Loss From Operations	(7,212,908)	(11,319,794)

Other (Expense) Income:
Interest expense	(256,098)	(82,565)
Amortization of discount on convertible debt	(962,412)	(63,473)
Gain on settlement or forgiveness of accounts payable and accrued expenses	840,625	60,597
Gain on settlement of other trade liabilities	-	209,086
Change in fair value of warrant liabilities	727,239	3,262,637
Loss on disposal of fixed assets	(17,557)	-
Gain on sale of fixed assets, net	-	81,567
Investor warrant expense	(7,295)	(275,908)
Non-compliance penalty for delinquent regular SEC filings	(571,543)	(1,722,217)
Non-compliance penalty for SEC registration requirement	(239,178)	(228,750)
Release from obligation to U.S. Department of Energy	-	1,833,896

Total Other (Expense) Income	(486,219)	3,074,870

Net Loss	(7,699,127)	(8,244,924)
Less: Net income attributable to the noncontrolling interests	-	389,600
Net Loss Attributable to Car Charging Group, Inc.	(7,699,127)	(8,634,524)
Dividend attributable to Series C shareholders	(1,468,500)	(950,100)
Net Loss Attributable to Common Shareholders	$(9,167,627)	$(9,584,624)

Net Loss Per Share
- Basic and Diluted	$(0.11)	$(0.12)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	80,156,946	79,029,180

The accompanying notes are an integral part of these consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficiency

For the Years Ended December 31, 2016 and 2015

									Stock
									Subscription	Non
	Convertible						Additional		Proceeds	Controlling	Total
	Preferred-A		Preferred-C		Common Stock		Paid-In	Accumulated	Held In	Interest	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Escrow	Deficit	Deficiency

Balance - December 31, 2014	10,000,000	$10,000	60,250	$60	77,756,057	$77,756	$58,193,975	$(64,738,131)	$(4,000,000)	$(4,400,730)	$(14,857,070)

Sale of Series C convertible preferred stock, net of issuance costs [1]	-	-	27,556	27	-	-	1,496,937	-	-	-	1,496,964

Release of funds from escrow in connection with sale of Series C convertible preferred stock	-	-	-	-	-	-	-	-	3,000,000	-	3,000,000

Return of escrowed funds to investor in connection with Series C convertible preferred stock	-	-	-	-	-	-	(1,000,000)	-	1,000,000		-

Stock-based compensation	-	-	-	-	-	-	1,631,709	-	-	-	1,631,709

Series C convertible preferred stock issued in settlement of accrued registration rights penalty and related interest	-	-	20,697	21	-	-	2,069,679	-	-	-	2,069,700

Common stock issued as compensation for services	-	-	-	-	1,864,673	1,865	740,735	-	-	-	742,600

Series C convertible preferred stock issued as compensation	-	-	5,050	5	-	-	465,031	-	-	-	465,036

Series A convertible preferred stock issued as compensation	500,000	500	-	-	-	-	499,500	-	-	-	500,000

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	(950,100)	-	-	-	(950,100)
Payment of dividends in kind	-	-	6,777	7	-	-	677,693	-	-	-	677,700

Option and warrant modification expense	-	-	-	-	-	-	133,092	-	-	-	133,092

Warrants reclassified to derivative liabilities	-	-	-	-	-	-	(281,403)	-	-	-	(281,403)

Net (loss) income	-	-	-	-	-	-	-	$(8,634,524)	-	389,600	(8,244,924)

Balance - December 31, 2015	10,500,000	$10,500	120,330	$120	79,620,730	$79,621	$63,676,848	$(73,372,655)	$-	$(4,011,130)	$(13,616,696)

Sale of Series C convertible preferred stock, net of issuance costs [2]	-	-	22,786	22	-	-	976,849	-	-	-	976,871

Stock-based compensation	-	-	-	-	194,158	194	381,245	-	-	-	381,439
							-
Common stock issued as compensation for services previously accrued	-	-	-	-	903,923	904	(904)	-	-	-	-

Return and retirement of common stock in connection with settlement	-	-	-	-	(242,303)	(242)	(44,758)	-	-	-	(45,000)

Convertible preferred stock issued as compensation to the Chief Operating Officer	500,000	500	750	1	-	-	(501)	-	-	-	-

Series C convertible preferred stock issued as compensation to the Executive Chairman	-	-	444	1	-	-	39,963	-	-	-	39,964

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	(1,468,500)	-	-	-	(1,468,500)
Payment of dividends in kind	-	-	6,116	6	-	-	611,594	-	-	-	611,600

Warrant modification expense	-	-	-	-	-	-	7,295	-	-	-	7,295

Assumption of liability of 350 Green by Car Charging Group, Inc.	-	-	-	-	-	-	(179,816)	-	-	179,816	-

Net loss	-	-	-	-	-	-	-	$(7,699,127)	-	-	(7,699,127)

Balance - December 31, 2016	11,000,000	$11,000	150,426	$150	80,476,508	$80,477	$63,999,315	$(81,071,782)	$-	$(3,831,314)	$(20,812,154)

[1]	Includes gross proceeds of $1,930,000, issuance costs of $264,720 and warrants with an issuance date fair value of $168,316 recorded as a derivative liability.
[2]	Includes gross proceeds of $1,367,120, less issuance costs of $211,835 ($150,383 of cash and $61,452 non-cash) and warrants with an issuance date fair value of $178,414 recorded as a derivative liability.

The accompanying notes are an integral part of these consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

	For The Years Ended
	December 31,
	2016	2015
Cash Flows From Operating Activities
Net loss	$(7,699,127)	$(8,244,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	861,831	935,355
Accretion of interest expense	63,773	-
Amortization of discount on convertible debt	962,412	63,473
Change in fair value of warrant liabilities	(727,239)	(3,262,637)
Release from obligation to U.S. Department of Energy	-	(1,833,896)
Provision for bad debt	98,650	19,421
Loss on disposal of fixed assets	17,557	-
Gain on sale of fixed assets, net	-	(81,567)
Gain on settlement or forgiveness of accounts payable and accrued expenses	(840,625)	(60,597)
Gain on settlement of other trade liabilities	-	(209,086)
Non-compliance penalty for delinquent regular SEC filings	571,543	1,722,217
Non-compliance penalty for SEC registration requirement	239,178	228,750
Non-cash compensation:
Convertible preferred stock	131,967	1,158,033
Common stock	248,545	1,294,132
Options	396,124	1,324,803
Warrants	7,821	288,862
Changes in operating assets and liabilities:
Accounts receivable and other receivables	324,249	(285,926)
Inventory	289,616	288,518
Prepaid expenses and other current assets	397,667	(338,821)
Other assets	42,470	472,980
Accounts payable and accrued expenses	2,181,363	798,118
Deferred rent	-	(6,564)
Deferred revenue	(316,798)	(207,881)

Total Adjustments	4,950,104	2,307,687

Net Cash Used in Operating Activities	(2,749,023)	(5,937,237)

Cash Flows From Investing Activities
Purchase of fixed assets	(80,463)	-
Proceeds from sale of fixed assets	-	108,701
Investment in estate of Ecotality net of amount owed to Ecotality Estate Creditor's Committee	-	(210,965)

Net Cash Used In Investing Activities	(80,463)	(102,264)

Cash Flows From Financing Activities
Proceeds from sale of shares of Series C Convertible
Preferred stock and warrants	1,367,120	4,930,000
Payment of Series C Convertible Preferred Stock issuance costs	(52,500)	-
Payments of future public offering costs	(53,640)	-
Payment of debt issuance costs	(87,405)	-
Bank overdrafts, net	11,566	-
Proceeds from issuance of a convertible note payable	1,000,000	-
Proceeds from issuance of convertible notes payable to a related party	600,000	-
Repayment of notes and convertible notes payable	(138,988)	(328,330)

Net Cash Provided by Financing Activities	2,646,153	4,601,670

Net Decrease In Cash	(183,333)	(1,437,831)

Cash - Beginning of Year	189,231	1,627,062

Cash - Ending of Year	$5,898	$189,231

The accompanying notes are an integral part of these consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows - Continued

	For The Years Ended
	December 31,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest expense	$2,414	$34,414

Non-cash investing and financing activities:
Return and retirement of common stock in connection with settlement	$45,000	$-
Issuance of common stock for services previously accrued	$26,982	$94,999
Issuance of Series C Convertible Preferred Stock in settlement of accrued registration rights penalty and related interest	$-	$2,069,700
Accrual of contractual dividends on Series C Convertible Preferred Stock	$1,468,500	$950,100
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$(611,600)	$(677,700)
Warrants issued in connection with extension of convertible note payable	$-	$42,242
Warrants reclassified to derivative liabilities	$-	$281,403
Issuance of Series B Convertible Preferred Stock to the Creditors of ECOtality	$-	$825,000
Accrual of issuance costs on Series C Convertible Preferred Stock	$159,335	$-
Transfer of inventory to fixed assets	$59,709	$-
Warrants issued as debt discount in connection with issuances of notes payable - related party	$204,465	$-
Warrants issued in connection with sale of Series C convertible preferred stock	$178,414	$-
Warrants issued as debt discount in connection with issuances of notes payable	$285,468	$-
Accrual of deferred public offering costs	$281,835	$-

The accompanying notes are an integral part of these consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

2. GOING CONCERN AND MANAGEMENT’S PLANS

As of December 31, 2016, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $5,898, $21,184,871 and $81,071,782, respectively. During the years ended December 31, 2016 and 2015, the Company incurred net losses of $7,699,127 and $8,244,924, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a year after the issuance date of this filing.

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

Subsequent to December 31, 2016, the Company received an aggregate of $1,252,667 associated with the issuances of convertible and non-convertible notes payable. In addition, pursuant to a convertible note, an additional $1,294,900 of funding could be released to the Company upon the completion of certain contractually defined milestones. See Note 11 – Notes Payable – Convertible Notes and Other, Note 18 – Subsequent Events – Convertible Note and Note 18 – Subsequent Events - Non-Convertible Notes – Related Party for additional details. There can be no assurance that the Company will be successful in attaining the defined milestones. The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital.

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

Through April 16, 2014, 350 Green LLC (“350 Green”) was a wholly-owned subsidiary of the Company in which the Company had full voting control and was therefore consolidated. Beginning on April 17, 2014, when 350 Green’s assets and liabilities were transferred to a trust mortgage, 350 Green became a Variable Interest Entity (“VIE”). The consolidation guidance relating to accounting for VIEs requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The Company determined that it is the primary beneficiary of 350 Green, and as such, 350 Green’s assets, liabilities and results of operations are included in the Company’s consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

USE OF ESTIMATES

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, stock-based compensation, accounts receivable reserves, warranty reserves, inventory valuations, the valuation allowance related to the Company’s deferred tax assets, the carrying amount of intangible assets, estimates of future EV sales and the effects thereon, fair value of derivative liabilities and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the consolidated financial statements. The Company has cash on deposits in several financial institutions which, at times, may be in excess of FDIC insurance limits. The Company has not experienced losses in such accounts.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2016 and 2015, there was an allowance for uncollectable amounts of $42,349 and $140,998, respectively. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

INVENTORIES

Inventory is comprised of electric charging stations and related parts, which are available for sale or for warranty requirements. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of sales and inventory that is installed on the premises of participating owner/operator properties, where the Company retains ownership, is transferred to fixed assets at the carrying value of the inventory. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. Based on the aforementioned periodic reviews, the Company recorded an inventory reserve for slow-moving, excess or obsolete inventories of $154,000 and $290,000 as of December 31, 2016 and 2015, respectively.

As of December 31, 2016 and 2015, the Company’s inventory was comprised solely of finished goods and parts that are available for sale.

FIXED ASSETS

Fixed assets are stated at cost, net of accumulated depreciation and amortization which is recorded commencing at the in-service date using the straight-line method over the estimated useful lives of the assets, as set forth in the following table:

Asset	Useful Lives (In Years)

Computer software and office and computer equipment	3 - 5
Machinery and equipment, automobiles, furniture and fixtures	3 - 10
Installed Level 2 electric vehicle charging stations	3
Installed Level 3 (DC Fast Chargers (“DCFC”)) electric vehicle charging stations	5

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

EV charging stations represents the cost, net of accumulated depreciation, of charging devices that have been installed on the premises of participating owner/operator properties or are earmarked to be installed. The Company held approximately $48,000 and $29,000 in EV charging stations that were not placed in service as of December 31, 2016 and 2015, respectively.

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

INTANGIBLE ASSETS

Intangible assets were acquired in conjunction with the acquisitions of Beam, EV Pass, and Blink during 2013 and were recorded at their fair value at such time. Trademarks are amortized on a straight-line basis over their useful life of ten years. Patents are amortized on a straight-line basis over the lives of the patent (twenty years or less), commencing when the patent is approved and placed in service on a straight-line basis.

SEGMENTS

The Company operates a single segment business as disclosed in the notes to the consolidated financial statements. The Company’s chief operating decision maker views the Company's operating performance on a consolidated basis as its only business is the sale and distribution of electric vehicle charging machines and revenues that it earns from customers who use machines connected to its network, whether owned by the Company or third party hosts.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

DERIVATIVE FINANCIAL INSTRUMENTS

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the FASB ASC. The accounting treatment of derivative financial instruments requires that the Company record the conversion options and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Conversion options are recorded as a discount to the host instrument and are amortized as interest expense over the life of the underlying instrument. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable approximate fair values due to the short-term nature of these instruments. The carrying amount of the Company’s notes payable approximates fair value because the effective yields on these obligations, which include contractual interest rates, taken together with other features such as concurrent issuance of warrants, are comparable to rates of returns for instruments of similar credit risk.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

For arrangements with multiple elements, which is comprised of (1) a charging unit, (2) installation of the charging unit, (3) maintenance and (4) network fees, revenue is recognized dependent upon whether vendor specific objective evidence (“VSOE”) of fair value exists for separating each of the elements. The Company determined that VSOE exists for both the delivered and undelivered elements of the company’s multiple-element arrangements. The Company limited their assessment of fair value to either (a) the price charged when the same element is sold separately or (b) the price established by management having the relevant authority.

CONCENTRATIONS

During the year ended December 31, 2016, revenues generated from Entity C represented approximately 13% of the Company’s total revenue. During the year ended December 31, 2015, revenues generated from Entity A and Entity C represented approximately 18% and 16% of the Company’s total revenue, respectively. The Company generated grant revenues from a governmental agency (Entity A) and charging service revenues from a customer (Entity C). As of December 31, 2016, accounts receivable from Entity C were 18% of total accounts receivable.

RECLASSIFICATIONS

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date. As of December 31, 2016 and 2015, the Company maintained a full valuation allowance against its deferred tax assets since it is more likely than not that the future tax benefit on such temporary differences will not be realized.

The Company recognizes the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement by examining taxing authorities. The Company has open tax years going back to 2013 which may be subject to audit by federal and state authorities. The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s consolidated statements of operations. As of December 31, 2016 and 2015, we had no liability for unrecognized tax benefits. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

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

The following common stock equivalents are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2016	2015
Preferred stock	52,650,207	48,378,148
Warrants	54,755,740	61,043,591
Options	7,461,665	7,781,667
Convertible notes	816,580	48,840
Total potentially dilutive shares	115,684,192	117,252,246

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 was revised in July 2015 to be effective for interim periods beginning on or after December 15, 2017 and should be applied on a transitional basis either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of these ASUs on its consolidated financial position and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” (“ASU 2015-11”). ASU 2015-11 amends the existing guidance to require that inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2015-011 is not expected to have a material impact on our consolidated financial statement or disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-009 is not expected to have a material impact on our consolidated financial statement or disclosures.

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating ASU 2016-15 and its impact on its consolidated financial statements or disclosures.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

4. ECOTALITY ESTATE ACQUISTION

On December 31, 2014, the United States Bankruptcy Court, District Arizona (“Bankruptcy Court”) issued a Confirmation Order Pursuant to Bankruptcy Rule 9024 in the Bankruptcy case, in regards to: Electric Transportation Engineering Corporation (Case No. 13-626), confirming a Plan of Reorganization of Electric Transport Engineering Corporation, whereby the Official Committee of Unsecured Creditors of the estate (“Creditors”) would own 50% of the Reorganized Electric Transport Engineering Corporation (“Reorganized ETEC”) in consideration, of foregoing the amounts formerly owed by the estate and the Company would own the remaining 50% of the Reorganized ETEC. The initial consideration as of December 31, 2014 was $1,000,000, consisting of an initial payment of $275,000 (including $70,000 to be paid on behalf of the estate directly to their professional service providers and $94,035 representing forbearance of a Blink receivable from the estate) and a subsequent cash payment of $725,000. On April 10, 2015, the consideration was amended to $1,200,000 consisting of an initial payment of $375,000 (including $280,965 to be paid on behalf of the estate directly to their professional service providers and $94,035 representing forbearance of a Blink network receivable from the estate) and a subsequent cash payment of $825,000 to the Creditors secured by 8,250 shares of Series B Convertible Preferred Stock issued in 2015 under the amendment. See Note 14 – Stockholders’ Deficiency – Preferred Stock - Series B Convertible Preferred Stock for additional details.

As of December 31, 2016 and 2015, the ECOtality estate consisted of no material assets, liabilities or business other than deferred tax assets associated with carryforward net operating losses (“NOLs”). Given that, as of December 31, 2016 and 2015, there was no implemented plan to realize the benefit of those NOLs, the Company recorded a full valuation allowance against such deferred tax assets.

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

Through April 16, 2014, 350 Green was a wholly-owned subsidiary of the Company in which the Company had full control and was consolidated. Beginning on April 17, 2014, 350 Green was deemed to be a VIE and, therefore, we continued to consolidate 350 Green. On July 8, 2015, the Company and the trustee of 350 Green agreed to settle the note receivable in the amount of $314,598 for $25,000 in full satisfaction of the note. On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. v. 350 Green, LLC in favor of JNS. See Note 17 – Commitments and Contingencies – Litigation and Disputes for additional details.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

5. ASSETS AND LIABILITIES TRANSFERRED TO TRUST MORTGAGE – 350 GREEN – CONTINUED

The following amounts pertaining to 350 Green are included in the consolidated statements of operations for the year ended December 31, 2015:

For the Years Ended December 31, 2015

Revenues	$-

Cost of Revenues	(209,086)

Gross Profit	209,086

Operating Expenses:
Other operating expenses	-
General and administrative expenses	25,114
Loss on sale/replacement of EV charging stations	-
Total Operating Expenses	25,114

Income From Operations	183,972

Other Income (Expense):
Interest income	6,352
Gain on settlement of accounts payable	155,770
Gain on settlement of debt	314,598
Loss on settlement of note receivable	(271,092)

Total Other Income, net	205,628

Net Income	$389,600

The following current liabilities pertaining to 350 Green are included in the consolidated balance sheets:

	December 31,
	2016	2015

Accounts payable	$3,728,193	$3,908,009
Accrued expenses	5,969	5,969
Total	$3,734,162	$3,913,978

The following represents the change in the balance of the non-controlling interest:

	For the Years Ended December 31,
	2016	2015
Beginning balance	$(4,011,130)	$(4,400,730)
Net income of 350 Green	-	389,600
Assumption of liability of 350 Green by Car Charging Group, Inc.	179,816	-
Ending balance	$(3,831,314)	$(4,011,130)

On June 29, 2015, 350 Green recorded a $155,770 gain on the settlement of fees payable to a network operator that originated prior to 2015.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

6. FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2016	2015
EV charging stations	$4,687,294	$4,805,340
Software	464,997	464,997
Automobiles	132,751	132,751
Office and computer equipment	125,992	126,459
Machinery and equipment	71,509	71,509
	5,482,543	5,601,056
Less: accumulated depreciation	(4,726,861)	(4,100,163)
Fixed assets, net	$755,682	$1,500,893

Depreciation and amortization expense related to fixed assets was $851,516 and $925,039 for the years ended December 31, 2016 and 2015, respectively, of which $805,606 and $847,384, respectively, was recorded within cost of sales in the accompanying consolidated statements of operations.

On April 2, 2015, the Company was notified by a host to remove 304 level 2 charging stations from its various locations throughout the United States, installed by 350 Green prior to the Company’s acquisition of 350 Green which is currently owned by EVSE. The customer alleged material breaches by 350 Green of the Charging Station License Agreement between the parties. As a result of the notification, the Company performed an impairment test on those specific charging stations and concluded they were fully impaired. On July 10, 2015, the Company sold 142 of these charging stations with no remaining carrying value of $0 to a competitor for an aggregate purchase price of $106,700, resulting in a gain of $106,700 recorded in other (expense) income.

During the year ended December 31, 2015, the Company disposed of fixed assets with a net book value of $25,133 which resulted in a loss on disposal of $25,133 during 2015, which was included within other (expense) income in the consolidated statements of operations.

During the year ended December 31, 2016, the Company disposed of fixed assets with a net book value of $17,557 which resulted in a loss on disposal of $17,557 during 2016, which was included within other (expense) income in the consolidated statements of operations.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

7. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2016	2015
Trademarks	$17,580	$17,580
Patents	132,661	132,661
	150,241	150,241
Less: accumulated amortization	(33,759)	(23,444)
Intangible assets, net	$116,482	$126,797

Amortization expense related to intangible assets was $10,315 and $10,316 for the years ended December 31, 2016 and 2015, respectively.

The estimated future amortization expense is as follows:

For the Years Ended December 31,	Patents	Trademarks	Total
2017	$7,804	$2,511	$10,315
2018	7,804	2,511	10,315
2019	7,804	2,511	10,315
2020	7,804	1,144	8,948
2021	7,804	-	7,804
Thereafter	68,785	-	68,785
	$107,805	$8,677	$116,482

8. OTHER ASSETS

Other assets consist of the following:

	December 31,
	2016	2015

Deposits	$34,057	$73,513
Inventory conversion costs	51,730	51,716
Other	3,786	6,814
	$89,573	$132,043

9. ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	December 31
	2016	2015

Registration rights penalty	$967,928	$728,750
Accrued consulting fees	184,800	916,925
Accrued host fees	1,308,897	873,544
Accrued professional, board and other fees	1,381,399	1,069,341
Accrued wages	241,466	187,779
Accrued commissions	445,000	-
Warranty payable	338,000	223,988
Accrued taxes payable	511,902	355,949
Accrued payroll taxes payable	122,069	-
Warrants payable	155,412	77,761
Accrued issuable equity	862,377	324,894
Accrued interest expense	273,838	83,843
Dividend payable	1,150,100	293,200
Other accrued expenses	12,788	10,750
	$7,955,976	$5,146,724

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

In connection with the sale of the Company’s Series C Convertible Preferred Stock, the Company granted the purchasers certain registration rights. As of December 31, 2015, the Company had not yet filed a registration statement under the Securities Act of 1933. On November 7, 2016, the Company filed a registration statement under the Securities Act of 1933 but, as of December 31, 2016, the registration statement has not been declared effective by the SEC. The registration rights agreements entered into with the Series C Convertible Preferred Stock purchasers provide that the Company has to pay liquidated damages equal to 1% of all Series C subscription amounts received on the date the Series C resale registration statement was due to be filed pursuant to such registration rights agreements. The Company is required to pay such penalty each month thereafter until the resale registration statement is filed and once filed the Company has 30 days for the registration statement to be deemed effective otherwise the penalty resumes each month until the terms are met. The maximum liquidated damages amount is 10% of all Series C subscription amounts received. Failure to pay such liquidated damages results in interest on such damages at a rate of 18% per annum becoming due. As a result, the Company accrued $967,928 and $728,750 of Series C Convertible Preferred Stock registration rights damages at December 31, 2016 and 2015, respectively.

OBLIGATION TO U.S. DEPARTMENT OF ENERGY

Additionally, during 2014, the U.S. Department of Energy (“DOE”) notified the Company that it continues to have a property interest in the 107 installed DCFCs if the fair market value of each DCFC had a market value in excess of $5,000 on October 16, 2013, the date of the Blink purchase agreement approved by the bankruptcy court. The DOE requested documentation describing the data, assumption and methodologies that the Company used to determine the value as of the closing date. The Company provided the DOE with additional documentation and calculations supporting its belief that each DCFC acquired as of the closing date of the Blink purchase agreement approved by the bankruptcy court had a fair market value of less than $5,000. On May 5, 2015, the DOE notified the Company that it agreed with the Company’s analysis and had determined that the DOE’s interest in the DCFCs was extinguished. As a result, the Company reversed the $1,833,896 accrued liability in the second quarter of 2015 commensurate with the date of the DOE notification which resulted in a gain during 2015 of $1,833,896 which was included in other income in the consolidated statement of operations.

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

9. ACCRUED EXPENSES – CONTINUED

ACCRUED PROFESSIONAL, BOARD AND OTHER FEES

Accrued professional, board and other fees consist of investment banking fees, professional fees, bonuses, board of director fees, network fees, installation costs and other miscellaneous fees. As of December 31, 2016 and 2015, accrued investment banking fees were $860,183 and $762,300, respectively, which were payable in cash. See Note 13 – Fair Value Measurement and Note 14 – Stockholders’ Deficiency – Preferred Stock - Series C Convertible Preferred Stock for additional details.

On September 22, 2016, the Company was released from a $503,125 liability pursuant to a September 10, 2012 consulting agreement, such that it recognized a gain on forgiveness of accrued expenses of $503,125 during the year ended December 31, 2016.

On December 29, 2016, the Company was released from a $337,500 liability pursuant to a December 10, 2012 professional service agreement, such that it recognized a gain on forgiveness of accrued expenses of $337,500 during the year ended December 31, 2016.

WARRANTY PAYABLE

The Company provides a limited product warranty against defects in materials and workmanship for its Blink residential and commercial chargers, ranging in length from one to two years. The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of sales. Estimated warranty costs are based on historical product data and anticipated future costs. Should actual failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. Warranty expenses for the years ended December 31, 2016 and 2015 were $118,978 and $111,656, respectively.

WARRANTS PAYABLE

As of December 31, 2016 and 2015, the Company accrued $155,412 and $77,761, respectively, related to warrants payable, of which, $151,148 and $77,735, respectively, related to investment banking fees which were payable in warrants. See Note 13 – Fair Value Measurement and Note 13 – Stockholders’ Deficiency – Preferred Stock – Series C Convertible Preferred Stock for additional details.

ACCRUED ISSUABLE EQUITY

In connection with the issuance of a convertible note payable during 2016, the Company was obligated to issue to the purchaser shares of common stock equal to 48% of the consideration paid by the purchaser. As of December 31, 2016, the purchaser paid aggregate consideration of $1,000,000 to the Company but the Company had not yet issued the common stock to the purchaser. As a result, the Company accrued the $480,000 obligation. See Note 11 – Notes Payable – Convertible and Other Notes for additional details.

See Note 17 Commitments and Contingencies – Employment Agreements for additional information regarding accrued issuable equity.

10. ACCRUED PUBLIC INFORMATION FEE

In accordance with certain securities purchase agreements, the Company is required to be compliant with Rule 144(c)(1) of the SEC, as defined, so as to enable investors to sell their holdings of Company shares in accordance with the securities purchase agreements. In the event of the Company’s noncompliance with Rule 144(c)(1) at any time after the six-month anniversary of the offering, the investors are entitled to receive a fee of 1% of the aggregate subscription amount of the purchaser’s securities, plus an additional 1% for every pro rata 30-day period that the Company is not in compliance (payable in cash or in kind). As of December 31, 2016 and 2015, the Company had accrued $3,005,277 and $2,433,734, respectively, as a result of periods of noncompliance with Rule 144(c)(1). As of December 31, 2016, the Company was in compliance with Rule 144(c)(1).

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

11. NOTES PAYABLE

CONVERTIBLE AND OTHER NOTES

On February 20, 2015, the Company renegotiated the terms of a $200,000 secured convertible note such that the due date was extended to March 31, 2015. In connection with the extension, the Company issued the investor an immediately vested five-year warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant had an issuance date fair value of $23,641, which was recognized as amortization of debt discount during the year ended December 31, 2015.

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

On November 9, 2015, the Company further renegotiated the terms of the $200,000 secured convertible note such that: (i) the Company shall pay the lender $61,000 comprised of $50,000 of principal and interest of $11,000; (ii) interest payable on the note accrues interest at a rate of 1.5% per month effective April 1, 2015 and (iii) the maturity date was extended to February 29, 2016. In connection with the extension, the Company issued the lender an immediately vested five-year warrant to purchase 280,000 shares of the Company’s common stock at $1.00 per share with an issuance date fair value of $7,959 which was recorded as a derivative liability. As of December 31, 2016 and 2015, the Company made an aggregate of $150,000 of principal repayments to the lender, such that a principal balance of $50,000 was outstanding and is currently past due.

The Company entered into a securities purchase agreement, dated October 7, 2016, with a purchaser. In accordance with its terms, the securities purchase agreement became effective upon (i) execution of the purchase agreement, note and warrant, and (ii) delivery of an initial advance pursuant to the note of $500,000. Pursuant to the agreement, the purchaser purchased from the Company (i) a promissory note in the aggregate principal amount of up to $3,725,000, due and payable on the earlier of February 15, 2017 or if the Listing Approval End Date (as defined in the note) is February 28, 2017, March 31, 2017, or the third business day after the closing of the Public Offering (as defined in the securities purchase agreement), and (ii) a warrant to purchase 714,285 shares of the Company’s common stock at an exercise price per share equal to the lesser of (a) 80% of the per share price of the Common Stock in the Company’s contemplated Public Offering, (b) $0.70 per share, (c) 80% of the unit price in the Public Offering (if applicable), d) the exercise price of any warrants issued in the Public Offering, or (e) the lowest conversion price, exercise price, or exchange price, of any security issued by the Company that is outstanding on October 13, 2016. Additionally, pursuant to the securities purchase agreement, on the fifth (5th) trading day after the pricing of the Public Offering, but in no event later than February 28, 2017, or, if the Listing Approval End Date is February 28, 2017, in no event later than March 31, 2017, the Company shall deliver to the purchaser such number of duly and validly issued, fully paid and non-assessable Origination Shares (as defined in the securities purchase agreement) equal to 48% of the consideration paid by the purchaser, divided by the lowest of (i) $0.70 per share, or (ii) the lowest daily closing price of the common stock during the ten days prior to delivery of the Origination Shares (subject to adjustment for stock splits), or (iii) 80% of the common stock offering price of the Public Offering, or (iv) 80% of the unit price offering price of the Public Offering (if applicable), or (v) the exercise price of any warrants issued in the Public Offering. The securities purchase agreement and promissory note were subsequently amended. See Note 18 Subsequent Events – Convertible Notes for additional information.

Pursuant to the note, the purchaser is obligated to provide the Company additional $250,000 or $500,000 advances under the note as certain milestones, contained in the funding schedule within the note, are achieved (the “Additional Advances”). In the event of an Additional Advance, the Company shall deliver an additional warrant (“Additional Warrant”) within three (3) days of such advances with the following terms: (i) an aggregate exercise amount equal to 100% of the principal sum attributable to the Additional Advance (ii) at the per share exercise price then in effect on the warrant, and (iii) the number of shares for which the Additional Warrant is exercisable equal to the aggregate exercise amount for the Additional Warrant divided by the exercise price. The purchaser may, at its election, exercise any of the warrants pursuant to a cashless exercise.

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

11. NOTES PAYABLE – CONTINUED

CONVERTIBLE AND OTHER NOTES – CONTINUED

On October 13, 2016, the Company received the initial amount of $500,000 borrowed under the note. Upon the achievement of certain milestones in November 2016, an Additional Advance of $500,000 was received by the Company on November 28, 2016. Pursuant to the terms of the securities purchase agreement, the Company is required to repay an aggregate of $1,064,286 to the purchaser in connection with the advances received during 2016. The $64,286 difference between the principal amount and the cash received was recorded as debt discount and is being accreted to interest expense over the term of the note.

In connection with the advances, five-year warrants to purchase an aggregate of 1,428,570 shares of common stock were issued with an aggregate issuance date fair value of $185,468, which was recorded as a derivative liability. The aggregate exercise price of the warrants is $1,000,000. As of December 31, 2016, the Company had not issued the Origination Shares associated with the advances to-date and, as a result, accrued for the $480,000 obligation as of December 31, 2016. See Note 9 – Accrued Expenses – Accrued Issuable Equity. The conversion option of the note was determined to be a derivative liability. The aggregate issuance date fair value of the warrants, Origination Shares, conversion option, placement agent fees and other issuance costs was $1,290,446, which was recorded as a debt discount against the principal amount of the note. The $290,446 of debt discount in excess of the principal was recognized immediately and the remaining $1,000,000 of debt discount is being recognized over the term of the note.

During the year ended December 31, 2016, the Company made aggregate principal repayments of $13,988 associated with a non-convertible note payable.

CONVERTIBLE AND OTHER NOTES - RELATED PARTY

During the year ended December 31, 2016, the Company issued convertibles notes payable in the aggregate principal amount of $600,000 to a company wholly-owned by the Company’s Executive Chairman of the Board of Directors. Notes payable with an aggregate principal amount of $495,000 are to be repaid upon the earlier of (i) the sixty (60) day anniversary of the date of issuance or (ii) the date on which the Company has received at least $1,000,000 in financing from third parties. A note payable with a principal amount of $105,000 was repaid upon the date at which the Company has received payment under an existing grant with the Pennsylvania Turnpike. Interest on the notes accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. These notes are secured by substantially all of the assets of the Company. In connection with the notes issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 3,000,000 shares of common stock at an exercise price of $0.70 per share with an aggregate issuance date fair value of $204,465, which was recorded as a debt discount. In connection with the Company’s sequencing policy, the warrants were determined to be derivative liabilities and the conversion options were also determined to be a derivative liability, however, their fair value was de minimis.

During the years ended December 31, 2016 and 2015, the Company made aggregate principal repayments of $125,000 and $115,000, respectively, associated with convertible and other notes payable to the same related party. As of the date of filing, convertible notes payable to a company wholly-owned by the Company’s Executive Chairman of the Board of Directors with an aggregate principal amount of $495,000 were outstanding and were past due. The Company has not satisfied this debt and is in negotiations with the Executive Chairman to extend the maturity dates of such notes. On November 14, 2016, the Company received notices of default with respect to notes payable to a company wholly-owned by the Executive Chairman with an aggregate principal balance of $410,000 which included demands for payment of the outstanding principal and interest within seven days. As of the date of filing there have been no further developments in respect to the demand for payment on these notes payable.

Amortization of debt discount for the years ended December 31, 2016 and 2015 was $962,412 and $63,473, respectively, related to convertible notes payable.

INTEREST EXPENSE

Interest expense on notes payable for the years ended December 31, 2016 and 2015 was $256,098 and $82,565, respectively.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Grant, rebate and incentive revenue recognized during the years ended December 31, 2016 and 2015 was $332,672 and $1,169,149, respectively.

Deferred revenue consists of the following:

	December 31,
	2016	2015

Nissan	78,832	$144,072
NYSERDA	2,690	90,021
CEC	16,588	84,274
NV Energy Commission	2,626	17,626
PA Turnpike	47,135	64,747
AFIG-PAT	119,453	-
Prepaid Network and Maintenance Fees	176,745	130,083
Green Commuter	128,000	500,000
Other	128,126	2,480
Total deferred revenue	700,195	1,033,303
Deferred revenue, non-current portion	(99,495)	(109,180)
Current portion of deferred revenue	$600,700	$924,123

It is anticipated that deferred revenue as of December 31, 2016 will be recognized over the next three years as follows:

For the Year Ending
December 31,	Revenue

2017	$600,700
2018	72,954
2019	26,541
Total	$700,195

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

13. FAIR VALUE MEASUREMENT

See Note 9 – Accrued Expenses – Warrants Payable and Note 13 – Stockholders’ Deficiency – Preferred Stock – Series C Convertible Preferred Stock for additional details associated with issuance costs which included an obligation to issue investment banker warrants. See Note 14 – Stockholders’ Deficiency for details associated with warrants classified as derivative liabilities that were issued in connection with the sale of common stock and Series C Convertible Preferred Stock. See Note 11 – Notes Payable – Convertible and Other Notes for warrants classified as derivative liabilities that were issued in connection with a convertible note.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Year Ended
	December 31,
	2016	2015

Risk-free interest rate	0.58% - 1.38%	0.02% - 1.30%
Expected term (years)	2.28 - 5.00	1.00 - 5.05
Expected volatility	114% - 156%	84% - 105%
Expected dividend yield	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

	December 31,
	2016	2015
Derivative Liabilities
Beginning balance as of January 1,	$1,350,881	$3,635,294
Issuance of warrants	957,115	501,259
Change in classification	-	281,403
Change in fair value of derivative liability	(724,893)	(3,067,075)
Ending balance as of December 31,	$1,583,103	$1,350,881

Warrants Payable
Beginning balance as of January 1,	$77,761	$63,533
Provision for new warrant issuances	-	6,059
Accrual of other warrant obligations	81,603	221,709
Change in fair value of warrants payable	(3,952)	(201,621)
Issuance of warrants	-	(11,919)
Ending balance as of December 31,	$155,412	$77,761

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

13. FAIR VALUE MEASUREMENT – CONTINUED

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$1,583,103	$1,583,103
Warrants Payable	-	-	155,412	155,412
Total liabilities	$-	$-	$1,738,515	$1,738,515

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$1,350,881	$1,350,881
Warrants payable	-	-	77,761	77,761
Total liabilities	$-	$-	$1,428,642	$1,428,642

14. STOCKHOLDERS’ DEFICIENCY

AUTHORIZED CAPITAL

As of December 31, 2016, the Company was authorized to issue 500,000,000 shares of common stock, $0.001 par value, and 40,000,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock is designated as follows: 20,000,000 shares to Series A Convertible Preferred Stock; 10,000 shares to Series B Convertible Preferred Stock; 250,000 shares to Series C Convertible Preferred Stock; and 19,740,000 shares undesignated.

OMNIBUS INCENTIVE PLANS

On November 30, 2012, the Board of the Company, as well as a majority of the Company’s shareholders, approved the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2012 Plan may be Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be Non-Qualified Stock Options. The 2012 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of Common Stock for which stock options or awards may be granted pursuant to the 2012 Plan is 5,000,000, adjusted as provided in Section 11 of the 2012 Plan. The 2012 Plan expired on December 1, 2014. As of December 31, 2016 and 2015, 3,320,000 stock options had been issued and are outstanding to employees and consultants. All options vest ratably over three years from date of issuance, December 27, 2012, and expire in five years from date of issuance.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

OMNIBUS INCENTIVE PLANS - CONTINUED

On January 11, 2013, the Board of the Company approved the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2013 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The 2013 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2013 Plan is 5,000,000, adjusted as provided in Section 11 of the 2013 Plan. No awards may be issued after December 1, 2015. The 2013 Plan was approved by a majority of the Company’s shareholders on February 13, 2013. As of December 31, 2016 and 2015, options to purchase 2,248,330 and 2,351,667, shares of common stock respectively were outstanding to employees, respectively, and 1,373,621 and 1,373,621 shares of common stock, respectively, were outstanding to consultants of the Company.

On March 31, 2014, the Board of the Company approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2014 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant. The 2014 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2014 Plan is 5,000,000, adjusted as provided in Section 11 of the 2014 Plan. No awards may be issued after December 1, 2016. The 2014 Plan was approved by a majority of the Company’s shareholders on April 17, 2014. As of December 31, 2016 and 2015, options to purchase 1,708,335 and 1,965,000 shares of common stock were outstanding to employees, respectively, and 2,522,383 and 2,522,383 shares of common stock were outstanding to consultants of the Company, respectively.

On February 10, 2015, the Board of the Company approved the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2015 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant. The 2015 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2015 Plan is 5,000,000, adjusted as provided in Section 11 of the 2015 Plan. No awards may be issued after March 11, 2017. The 2015 Plan was approved by a majority of the Company’s shareholders on April 21, 2015. As of December 31, 2016 and 2015, options to purchase 185,000 and 145,000 shares of common stock were outstanding to employees, respectively, and 489,409 and 489,409 shares of common stock were outstanding to consultants of the Company, respectively. As of December 31, 2016, there were 4,300,591 securities available for future issuance under the 2015 Plan.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

PREFERRED STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

On March 24, 2016, the Company issued 500,000 shares of Series A Convertible Preferred Stock to the Company’s Chief Operating Officer in connection with his March 24, 2015 employment agreement. The $500,000 of aggregate fair value of the shares was recognized over the one year service period. The Company recognized $114,754 and $385,246 of stock-based compensation expense during the years ended December 31, 2016 and 2015, respectively, related to the award which is included within stock-based compensation on the consolidated statement of changes in stockholders’ deficiency.

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

On December 31, 2016, the Company received a notice of redemption from the creditors committee of the ECOtality estate to redeem 2,750 shares of Series B Convertible Preferred Stock for $275,000. As of December 31, 2016, the redemption amount remained outstanding. The Company has the option to settle the redemption request either by the repayment in cash or by the issuance of shares of common stock. As of December 31, 2016, the liquidation preference for the Series B Convertible Preferred Stock amounted to $825,000.

See Note 4 – Ecotality Estate Acquisition for additional details. See Note 14 – Stockholders’ Deficiency – Common Stock for details associated with the exchange of Series B Convertible Preferred Stock for common stock.

SERIES C CONVERTIBLE PREFERRED STOCK

See Note 4 – Ecotality Estate Acquisition and Note 9 – Accrued Expenses – Due to Creditors Committee of the ECOtality Estate for additional details. See Note 14 – Stockholders’ Deficiency – Common Stock for details associated with the exchange of Series B Convertible Preferred Stock for common stock.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

PREFERRED STOCK - CONTINUED

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

In connection with sales of Series C Convertible Preferred Stock during the year ended December 31, 2015, the Company incurred issuance costs which included an obligation to issue investment banker warrants to purchase 10% of the securities sold. The warrant obligation had an aggregate fair value of $221,709 on the date of the sale of the Series C Convertible Preferred Stock. See Note 13 – Fair Value Measurement.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

PREFERRED STOCK – CONTINUED

SERIES C CONVERTIBLE PREFERRED STOCK – CONTINUED

On March 11, 2016, the Company entered into a securities purchase agreement with a purchaser for gross proceeds of an aggregate of $2,900,040 (“Subscription Amount”), of which, $650,040 was paid to the Company at closing and the remaining $2,250,000 (“Milestone Amounts”) was payable to the Company upon the completion of certain milestones (“Milestones”), as specified in the agreement. Through December 30, 2016, based on the Company’s achievement of certain of the milestones prior to the June 24, 2016 deadline, net proceeds of an aggregate of $1,147,950 (gross proceeds of $1,267,160 less issuance costs of $197,160, of which, as of December 31, 2016, $149,658 had not been paid and was included within accrued expenses) of the Subscription Amount had been paid to the Company. See Note 9 – Accrued Expenses – Warrants Payable and Note 12 – Fair Value Measurement for additional details. As a result, the Company issued the following to the purchaser during the year ended December 31, 2016: (i) 21,120 shares of Series C Convertible Preferred Stock and (ii) five-year warrants to purchase an aggregate of 3,017,047 shares of common stock at an exercise price of $1.00 per share with an issuance date fair value of $167,956 which was recorded as a derivative liability.

On March 11, 2016, the Company entered into a securities purchase agreement with a purchaser for net proceeds of an aggregate of $85,285 (gross proceeds of $99,960 less issuance costs of $14,675, of which, as of December 31, 2016, $9,677 had not been paid and was included within accrued expenses). See Note 9 – Accrued Expenses – Warrants Payable and Note 13 – Fair Value Measurement for additional details. Pursuant to the securities purchase agreement, the Company issued the following to the purchaser: (i) 1,666 shares of Series C Convertible Preferred Stock, and (ii) a five-year warrant to purchase 238,000 shares of common stock for an exercise price of $1.00 per share with an issuance date fair value of $10,458 which was recorded as a derivative liability.

On March 24, 2016, the Company issued 750 shares of Series C Convertible Preferred Stock to the Company’s Chief Operating Officer in connection with his March 24, 2015 employment agreement. The $75,000 of aggregate fair value of the shares was recognized over the one year service period. The Company recorded $17,213 of stock-based compensation expense during the year ended December 31, 2016, respectively, related to the award which is included within stock-based compensation on the consolidated statement of changes in stockholders’ deficiency.

During the year ended December 31, 2016, the Company issued 444 shares of Series C Convertible Preferred Stock with a fair value of $39,964 to the Company’s Executive Chairman of the Board in satisfaction of amounts previously owed which was accrued for as of December 31, 2015, which is included within Series C convertible preferred stock issued as compensation to the Executive Chairman on the consolidated statement of changes in stockholders’ deficiency.

During the years ended December 31, 2016 and 2015, 6,116 and 6,777 shares of Series C Convertible Preferred Stock were issued as payment of dividends in kind. As of December 31, 2016 and 2015, the Company recorded a dividend payable liability on the shares of Series C Convertible Preferred Stock of $1,150,100 and $293,200, respectively. See Note 9 – Accrued Expenses.

In the event of a liquidation, the Series C Convertible Preferred Stock is also entitled to a liquidation preference equal to the stated value plus any accrued and unpaid dividends, which, as of December 31, 2016, was equal to $16,192,700.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to preferred stock, common stock, stock options and warrants for the years ended December 31, 2016 and 2015 of $784,457 and $4,065,830, respectively which is included within compensation expense on the consolidated statement of operations. As of December 31, 2016, there was $78,884 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 0.5 years.

STOCK OPTIONS

In accordance with the agreements of the respective non-employee members of the Board of the Directors, in addition to a cash fee, the Company is required to issue an option to purchase 5,000 shares of common stock for each Board meeting and each committee meeting of the Board of Directors. The options vest in two years from the date of issuance, expire five years from the date of issuance and have an exercise price of $0.01 above the closing price of the Company’s common stock on the date of the grant. During the year ended December 31, 2015, the Company issued options to purchase 90,000 shares of the Company’s common stock (25,000 shares under the 2014 Plan and 65,000 shares under the 2015 Plan) at exercise prices ranging from $0.19 to $0.42 per share to members of the Board of Directors as compensation for attending Board meetings during the time. During the year ended December 31, 2016, the Company issued options to purchase 70,000 shares of the Company’s common stock under the 2015 Plan at exercise prices ranging from $0.31 to $0.33 per share to members of the Board of Directors as compensation for attending Board meetings during the time.

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

During the year ended December 31, 2015, the Company issued five-year options to purchase 55,000 shares of the Company’s common stock at exercise prices ranging from $0.17 to $0.39 per share to a member of the Board of Directors as compensation for attending meetings of the OPFIN Committee. The options vested immediately and had a grant date fair value of $7,820, which was recognized immediately. During the year ended December 31, 2016, the Company issued five-year options to purchase 60,000 shares of the Company’s common stock at exercise prices ranging from $0.15 to $0.49 per share to a member of the Board of Directors as compensation for attending meetings of the OPFIN Committee. The options vested immediately and had a grant date fair value of $10,446, which was recognized immediately.

The weighted average estimated fair value of the options granted during the year ended December 31, 2016 was $0.07 per share. The weighted average estimated fair value of the options granted during year ended December 31, 2015 was $0.23 per share.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2016	2015

Risk free interest rate	0.73% - 0.90%	0.63% - 1.12%
Expected term (years)	2.50	2.50 - 5.00
Expected volatility	102% - 118%	87% - 128%
Expected dividends	0.00%	0.00%

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK OPTIONS – CONTINUED

A summary of the option activity during the years ended December 31, 2016 and 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value

Outstanding, December 31, 2014	7,690,665	$1.24
Granted	1,190,000	0.60
Exercised	-	-
Cancelled/forfeited/expired	(1,098,998)	1.18
Outstanding, December 31, 2015	7,781,667	$1.15
Granted	130,000	0.38
Exercised	-	-
Cancelled/forfeited/expired	(450,002)	0.76
Outstanding, December 31, 2016	7,461,665	$1.16	2.0	$-

Exercisable, December 31, 2016	6,925,997	$1.18	2.0	$-

The following table presents information related to stock options at December 31, 2016:

	Options Outstanding		Options Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Options	In Years	Options
$0.15 - $0.50	$0.37	385,000	2.7	385,000
$0.55 - $1.00	0.80	2,345,000	2.8	1,879,332
$1.01 - $1.31	1.17	1,396,665	2.8	1,326,665
$1.32 - $1.61	1.49	3,335,000	1.0	3,335,000
		7,461,665	2.0	6,925,997

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK WARRANTS

See Note 11 – Notes Payable for details associated with the issuance of warrants. See Note 9 – Accrued Expenses – Warrants Payable and Note 13 – Fair Value Measurement for details associated with the issuances of warrants to the former members of Beam and for the relevant warrant valuation assumptions. See Note 13 – Stockholders’ Deficiency – Preferred Stock - Series C Convertible Preferred Stock for details associated with issuances of warrants in connection with a securities purchase agreement.

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

During the year ended December 31, 2016, the Company agreed to extend the maturity date of warrants to purchase an aggregate of 2,590,000 shares of common stock with an exercise price of $2.25 per share by eighteen (18) months in exchange for the warrant holders’ consent to rescind a fundamental transactions provision. As a result, the Company recorded warrant modification expense of $6,838 during the year ended December 31, 2016.

During the year ended December 31, 2016, the Company recorded warrant modification expense of $457 related to the extension of the expiration date of warrants to purchase 25,000 shares of common stock.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK WARRANTS – CONTINUED

The following table accounts for the Company’s warrant activity for the years ended December 31, 2016 and 2015:

				Weighted
		Weighted		Average
		Average		Remaining	Aggregate
	Number of	Exercise		Life	Intrinsic
	Shares	Price		In Years	Value
Outstanding, December 31, 2014	54,088,323	$1.28
Issued	8,330,014	0.87
Exercised	-	-
Cancelled/forfeited/expired	(1,374,746)	1.55
Outstanding, December 31, 2015	61,043,591	$1.08	[1]
Issued	7,688,618	0.83
Exercised	-	-
Cancelled/forfeited/expired	(13,976,469)	1.71
Outstanding, December 31, 2016	54,755,740	$0.88		2.3	$-

Exercisable, December 31, 2016	54,755,740	$0.88		2.3	$-

[1]	During 2015, the exercise price of warrants to purchase an aggregate of 19,599,999 shares of common stock was reduced to $0.70 per share from exercise prices ranging from $1.05 to $1.00 per share.

The following table presents information related to stock warrants at December 31, 2016:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Warrants	In Years	Warrants

$0.15 - $0.50	$0.15	5,000	3.0	5,000
$0.50 - $1.00	0.78	47,177,692	2.5	47,177,692
$1.01 - $1.50	1.05	4,344,048	0.6	4,344,048
$1.51 - $2.25	2.25	3,229,000	1.0	3,229,000
		54,755,740	2.3	54,755,740

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

14. STOCKHOLDERS’ DEFICIENCY – CONTINUED

COMMON STOCK – CONTINUED

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

During the year ended December 31, 2016, the Company issued 750,000 shares of common to the Company’s Chief Operating Officer in connection with his March 24, 2015 employment agreement. The $300,000 of aggregate fair value of the shares was recognized over the one year service period. The Company recognized $68,852 of stock-based compensation expense during the year ended December 31, 2016 related to the award which is included within stock-based compensation on the consolidated statement of changes in stockholders’ deficiency.

During the year ended December 31, 2016, the Company issued an aggregate of 348,081 shares of common stock to the Company’s Board of Directors as compensation for their attendance at various Board and OPFIN Committee meetings, of which, 194,158 shares were issued for 2016 meetings and 153,923 shares were issued for 2015 meetings. The shares had an aggregate grant date fair value of $65,982, of which, $35,924 was recognized during the year ended December 31, 2016 and is included within stock-based compensation on the consolidated statement of changes in stockholders’ deficiency and $30,058 was recognized during the year ended December 31, 2015 and was included within stock-based compensation on the consolidated statement of changes in stockholders’ deficiency as of December 31, 2015.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

15. INCOME TAXES

The Company is subject to U.S. federal and various state income taxes.

The income tax provision (benefit) for the years ended December 31, 2016 and 2015 consists of the following:

	For The Years Ended December 31 ,
	2016	2015
Federal:
Current	$-	$-
Deferred	(2,562,884)	(3,704,115)

State and local:
Current	-	-
Deferred	(301,516)	1,496,815
	(2,864,400)	(2,207,300)
Change in valuation allowance	2,864,400	2,207,300
Income tax provision (benefit)	$-	$-

No current tax provision has been recorded for the years ended December 31, 2016 and 2015 because the Company had net operating losses for federal and state tax purposes. The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382, and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the company immediately prior to the ownership change and subsequent ownership changes could further impact the amount of the annual limitation. An ownership change pursuant to Section 382 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited. The Company will perform a Section 382 analysis in the future. The related increase in the deferred tax asset was offset by the valuation allowance.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended
	December 31,
	2016	2015
Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(4.0)%	(4.0)%
Permanent differences	1.2%	(11.1)%
Prior period adjustments	0.0%	(1.1)%
Other	(0.4)%	23.4%
Change in valuation allowance	37.2%	26.8%
Effective income tax rate	0.0%	0.0%

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

15. INCOME TAXES – CONTINUED

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	For The Years Ended
	December 31,
	2016	2015
Deferred Tax Assets:
Net operating loss carryforwards	$22,496,500	$20,237,500
Stock-based compensation	4,571,900	4,624,700
Provision for warrant liability	-	-
Accruals	2,295,200	1,581,900
Goodwill	2,318,500	2,318,500
Intangible assets	426,400	474,000
Allowance for doubtful accounts	16,100	53,600
Tax credits	478,300	448,300
Gross deferred tax assets	32,602,900	29,738,500
Deferred Tax Liabilities:
Fixed assets	(772,300)	(772,300)
Gross deferred tax liabilities	(772,300)	(772,300)
Net deferred tax assets	31,830,600	28,966,200
Valuation allowance	(31,830,600)	(28,966,200)
Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$2,864,400	$2,207,300

At December 31, 2016 and 2015, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $59.5 million and $53.3 million, respectively, which may be used to offset future taxable income through 2035, subject to the Company filing delinquent tax returns as described herein. As described in Note 17 - Commitments and Contingencies - Taxes, the Company has not filed its federal and state corporate income tax returns for the years ended December 31, 2014 and 2015. Accordingly, approximately $15.2 million and $10.6 million of the federal and state NOLs described herein will not be available to offset future taxable income until the outstanding tax returns are filed with the respective federal and state tax authorities.

The Company’s tax returns are subject to examination by tax authorities beginning with the year ended December 31, 2013.

16. RELATED PARTIES

The Company paid commissions to a company owned by its Executive Chairman, such company is referred to as “FGI”, totaling $0 and $47,750, respectively, during the years ended December 31, 2016 and 2015 for business development related to installations of EV charging stations by the Company in accordance with the support services contract. These amounts are recorded as compensation on the consolidated statements of operations. These amounts were paid pursuant to a Fee/Commission Agreement entered into by the Company and FGI on November 17, 2009.

FGI and the Company’s Chief Operating Officer (“COO”) have made certain claims for historical unpaid unquantifiable compensation pursuant to their Fee/Commission Agreements with the Company. During November 2016, the Company’s Board of Directors quantified the total claims to be approximately $475,000 for each party and, upon further analysis, determined the Company’s reasonable estimate of the aggregate liability is $445,000 (estimated as $277,000 payable in cash and $168,000 payable in stock options) which was accrued and is included within accrued expenses on the consolidated balance sheet as of December 31, 2016.

In addition, FGI has made a claim that expired warrants to purchase an aggregate of 5,733,335 shares of common stock should be replaced pursuant to an agreement with the Company. As of December 31, 2016, the fair value of the warrant claim is estimated to be approximately $553,000. The Company intends to vigorously defend itself with respect to this claim.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

16. RELATED PARTIES – CONTINUED

The Company incurred accounting and tax service fees totaling $0 and $33,018, respectively for the years ended December 31, 2016 and 2015, respectively, provided by a company that is partially owned by the Company’s former Chief Financial Officer. This expense was recorded as general and administrative expense in the consolidated statements of operations.

See Note 11 - Notes Payable – Convertible and Other Notes – Related Party and Note 17 – Commitments and Contingencies – Patent License Agreement.

17. COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

The Company’s corporate headquarters is located in Miami Beach, Florida. The Company currently leases space located at 1691 Michigan Avenue, Suite 601, Miami Beach Florida 33139. The lease was for a term of 39 months beginning on March 1, 2012 and ended May 31, 2015. Monthly lease payments were approximately $12,000 for a total of approximately $468,000 for the total term of the lease. The lease had been extended through August 1, 2015 at a cost of $13,928 per month. On July 31, 2015, the lease was further amended such that the amended lease term begins on August 1, 2015 and ends on September 30, 2018. Monthly lease payments are approximately $20,000 for a total of approximately $755,000 for the total term of the lease. Additionally, the Company had a three-year lease for an office in San Jose, California beginning on April 1, 2012 and ended April 30, 2015 with monthly lease payments of approximately $2,500 for a total of approximately $92,000 for the total term of the lease. The lease was extended to April 30, 2016 at a monthly rental cost of $3,009. The Company also has a five year sublease for office and warehouse space in Phoenix, Arizona beginning December 1, 2013 and ending November 30, 2018. On February 28, 2017, the Company vacated the Phoenix, Arizona space and has no further obligation in connection with the sublease.

The minimum future aggregate minimum lease payments, net of sublease income, for these leases based on their initial terms as of December 31, 2016 are:

For the Year Ending
December 31,	Amount

2017	$225,577
2018	216,725
Total	$442,302

Total rent expense, net of sublease income, for the years ended December 31, 2016 and 2015 was $250,886 and $472,744, respectively, and is recorded in other operating expenses.

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

17. COMMITMENTS AND CONTINGENCIES – CONTINUED

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

On March 11, 2016, the Licensee and the Licensor entered into an agreement related to the March 29, 2012 patent license agreement. The parties acknowledged that the Licensee has paid a total of $8,525 in registration and legal fees for the U.S. Provisional Patent Application No. 61529016 (the “Patent Application”) (related to the inductive charging parking bumper) to date. Effective March 11, 2016, the patent license agreement, solely with respect to the Patent Application and the parties’ rights and obligations thereto, was terminated. The Executive Chairman of the Board agreed to be solely responsible for all future costs and fees associated with the prosecution of the patent application. In the event the Patent Application is successful, the Executive Chairman of the Board shall grant a credit to the Licensee in the amount of $8,525 to be applied against any outstanding amount(s) owed to him. If the Licensee does not have any outstanding payment obligations to the Executive Chairman of the Board at the time the Patent Application is approved, the Executive Chairman of the Board shall remit the $8,525 to the Licensee within twenty (20) days of the approval. The parties agreed to a mutual release of any claims associated with the patent license agreement. As of December 31, 2016, the Company has not paid nor incurred any royalty fees related to this patent license agreement.

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

Effective July 24, 2015, the Company amended its employment agreement with Mr. Michael D. Farkas, such that Mr. Farkas was appointed the Company’s Chief Visionary Officer and shall no longer serve as the Company’s Chief Executive Officer. Mr. Farkas will continue to serve as the Company’s Executive Chairman of the Board of Directors. The employment agreement had a four month term. The amended employment agreement specified the following: (i) in the event of a sale of the Company within one year of July 24, 2015, Mr. Farkas shall be entitled to receive an incentive payment equal to 1% of the gross sale price; (ii) in satisfaction of amounts previously owed to Mr. Farkas, the Company is to issue 4,444 shares of Series C Convertible Preferred stock valued at $400,000 (of which, as of December 31, 2015, 4,000 shares had been issued and as of December 31, 2016, the remaining 444 shares had been issued by the Company); and (iii) all outstanding options and warrants shall vest immediately.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

17. COMMITMENTS AND CONTINGENCIES – CONTINUED

EMPLOYMENT AGREEMENTS - CONTINUED

On July 29, 2015 (the “Effective Date”), the Company entered into an employment agreement with Mr. Michael J. Calise to serve as the Company’s Chief Executive Officer, pursuant to which Mr. Calise will be compensated at the rate of $275,000 per annum. In addition, Mr. Calise will be entitled to receive (1) 3,584,400 options with an exercise price of $0.70 per share, (2) 1,588,016 options with an exercise price of $1.00 per share, (3) 26,422 options with an exercise price of $1.50 per share, (4) 287,970 options with an exercise price of $2.00 per share and (5) 1,500 options with an exercise price of $3.00 per share. The option quantities were derived from a percentage of the total options and warrants outstanding on the Effective Date (the “Underlying Instruments”) and can be adjusted downward on a pro rata basis as a result of an expiration or amendment of the Underlying Instruments. Each of the options shall vest and become exercisable at the rate of 25% of the total number of shares on the twelve (12) month anniversary of the Effective Date and 1/16 of the total number of shares each quarter thereafter on each quarterly anniversary of the Effective Date, however, no option shall be exercisable prior to the exercise of the Underlying Instruments. The options shall have a four (4) year term from each of the respective vesting dates. The option grant requires stockholder approval of an increase in the number of shares authorized to be issued pursuant to the Company’s equity incentive plan. Pursuant to ASC 718, the options are not deemed to be granted until stockholder approval is obtained. As of December 31, 2016, the Company had not obtained stockholder approval and, accordingly, (i) the options are not considered outstanding as of December 31, 2016 and (ii) the Company accrued approximately $152,000 and $55,000 of compensation expense related to the contractual obligation to issue options which is included within accrued expenses as accrued issuable equity on the consolidated balance sheet as of December 31, 2016 and 2015, respectively.

In addition, Mr. Calise will receive a signing bonus consisting of (i) 220,588 shares of the Company’s common stock valued at $75,000 and (ii) a $25,000 cash payment. Within thirty (30) days of Mr. Calise’s acceptance of this position, Mr. Calise and the Board of the Directors will mutually set the Key Performance Indicators (“KPIs”) for Mr. Calise’s annual performance bonus. Mr. Calise will be initially eligible to receive an annual performance bonus in the amount of $100,000. Any entitled annual performance bonus shall be payable in January after the end of each year, and awarded for meeting the KPIs mutually set by Mr. Calise and the Board of Directors for the prior calendar year. Mr. Calise and the Board of Directors will meet at the beginning of each calendar year for set the KPIs and the annual bonus amount for that calendar year. Mr. Calise may receive an additional bonus in the form of cash and/or stock, at the discretion of the Board of Directors, or pursuant to one or more written plans adopted by the Board of Directors. Mr. Calise is entitled to paid time off of 20 days per annum. Upon termination by the Company other than for cause, death, disability, or if Mr. Calise resigns for good reason, Mr. Calise will be entitled to: (i) a lump sum payment equal to nine (9) months of salary, then in effect, (ii) a prorated annual performance bonus, (iii) reimbursement of COBRA premiums for a period of (12) months and (iv) (9) months of accelerated vesting with respect to Mr. Calise’s then-outstanding equity awards. In addition to the preceding termination benefits, if Mr. Calise is terminated three months or less prior to, or upon, or within twelve months following a change of control, Mr. Calise will be entitled to accelerated vesting of then-outstanding equity awards ranging from an additional three months up to 100% acceleration of vesting. The Company and Mr. Calise expect to resolve the options and KPI bonus due to Mr. Calise pursuant to his employment agreement prior to the closing of the Registered Offering.

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

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

17. COMMITMENTS AND CONTINGENCIES – CONTINUED

TAXES

The Company has not filed its Federal and State corporate income tax returns for the years ended December 31, 2014 and 2015. The Company has sustained losses for the years ended December 31, 2014 and 2015. The Company has determined that no tax liability, other than required minimums, has been incurred.

The Company is also delinquent in filing and, in certain instances, paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company has accrued a $139,000 liability as of December 31, 2016 related to this matter.

The Company is currently delinquent in remitting approximately $244,000 of federal and state payroll taxes withheld from employees as of March 31, 2017.

LITIGATION AND DISPUTES

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink for the manufacturing and purchase of 6,500 charging cables by Blink, who has not taken delivery or made payment on the contract price of $737,425. ITT Cannon also seeks to be paid the cost of attorney’s fees as well as punitive damages. The parties have agreed on a single arbitrator and are working to schedule the arbitration. The Company contends that the product was not in accordance with the specifications in the purchase order and, as such, believes the claim is without merit. The parties have agreed on a single arbitrator. The arbitration hearing is currently scheduled for February 6, 2017 through February 8, 2017. The parties delayed the arbitration hearing until May 10. The parties began initial depositions in February and will continue into the first week of March. In parallel however, the parties had settlement discussions on February 28, 2017. As of March 27, 2016, a term-sheet with settlement features was offered by Car Charging to ITT in stock valued at $175,000. The amount of shares will be determined and priced on the day of closing of our contemplated public offering. For this, ITT would relinquish to Car Charging all of the remaining inventory of the EV charging cable assemblies originally valued at $737,425. Typical stock restrictions and/or stock bleed out agreements may be imposed affecting the final settlement figure.

On April 8, 2016, Douglas Stein filed a Petition for Fee Arbitration with the State Bar of Georgia against the Company for breach of contract for failure to pay invoices in the amount of $178,893 for legal work provided. The invoices have been accrued for in the periods in which the services were provided. The Company has responded to the claim and is simultaneously pursuing settlement options. The parties failed to settle after numerous attempts. On February 15, 2017, the case was brought to the Georgia Arbitration Committee. On February 26, 2017, The Stein Law firm was awarded a summary judgment for $178,893. The Company may appeal the decision and/or offer stock and/or cash in exchange for the awarded judgment at a later date.

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

On August 7, 2014, 350 Green received a copy of a complaint filed by Sheetz, a former vendor of 350 Green alleging breach of contract and unjust enrichment of $112,500. The complaint names 350 Green, 350 Holdings LLC and CCGI in separate breach of contract counts and names all three entities together in an unjust enrichment claim. CCGI and 350 Holdings will seek to be dismissed from the litigation, because, as the complaint is currently plead, there is no legal basis to hold CCGI or 350 Green liable for a contract to which they are not parties. As of December 31, 2016 and 2015, an amount of $112,500 is included in accounts payable of 350 Green. The parties held a mediation conference on May 15, 2015, but no settlement was reached. The Company settled with Sheetz in principal on February 10, 2017 with the formal documentation being signed on March 1, 2017. The settlement involved a combination of DC charging equipment, installation, charging services, shared driver charging revenue and maintenance for two systems in exchange for no further legal action amongst 350 Green, 350 Holdings or the Company.

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. v. 350 Green, LLC in favor of JNS, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. On April 7, 2016, JNS amended the complaint to add the Company alleging an unspecified amount of lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its unspecified costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. The parties concluded their efforts to mediate a settlement before Magistrate Judge Kim without achieving a settlement. Settlement discussions are ongoing between the parties. The matter was heard in a status hearing on March 22, 2017, at which time the judge has continued the matter for further status on April 28, 2017, in which she will put the motion in her queue for ruling but it’s unlikely to have a decision by April 24, 2017.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

17. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

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

18. SUBSEQUENT EVENTS

RELATED PARTY

On February 7, 2017, a company in which the Company’s Executive Chairman has a controlling interest purchased the following securities from a stockholder of the Company for $1,000,000: 7,142,857 shares of common stock, 114,491 shares of Series C Preferred Stock, warrants to purchase 26,230,176 shares of the Company’s common stock, and all rights, claims, title, and interests in any securities of whatever kind or nature issued or issuable as a result of the stockholder’s ownership of the Company’s securities.

NON-CONVERTIBLE NOTES - RELATED PARTY

On February 10, 2017, the Company issued a promissory note in the principal $22,567, to a company in which the Company’s Executive Chairman has a controlling interest, which bears interest at 10% per annum payable upon maturity. The promissory note is payable on the earlier of May 9, 2017, or the closing date of a public offering of the Company’s securities, which raises gross proceeds of at least $10,000,000. This note may be prepaid in whole or in part at any time without penalty or premium.

On February 14, 2017, the Company issued a promissory note in the principal $25,000, to a company in which the Company’s Executive Chairman has a controlling interest, which bears interest at 10% per annum payable upon maturity. The promissory note is payable on the earlier of May 15, 2017, or the closing date of a public offering of the Company’s securities, which raises gross proceeds of at least $10,000,000. This note may be prepaid in whole or in part at any time without penalty or premium.

CONVERTIBLE NOTES

Issuances

On February 10, 2017, the Company received an additional advance of $225,100 under the Note. Pursuant to the terms of the Note, the Company issued a warrant to purchase 321,571 shares of the Company’s common stock.

On February 27, 2017, the Company received an additional advance of $300,000 under the Note. Pursuant to the terms of the Note, the Company issued a warrant to purchase 428,571 shares of the Company’s common stock.

On March 14, 2017, the Company received an additional advance of $250,000 under the Note. Pursuant to the terms of the Note, the Company issued a warrant to purchase 357,143 shares of the Company’s common stock.

On March 24, 2017, the Company received an additional advance of $30,000 under the Note. Pursuant to the terms of the Note, the Company issued a warrant to purchase 42,857 shares of the Company’s common stock.

On April 5, 2017, the Company received an additional advance of $400,000 under the Note. Pursuant to the terms of the Note, the Company issued a warrant to purchase 571,428 shares of the Company’s common stock.

Amendment

With respect to the securities and purchase agreement dated October 7, 2016, on March 23, 2017, the parties agreed to amend the terms of the securities and purchase agreement and promissory note as follows:

The maturity date of the note is the earlier of May 15, 2017 or third business day after the closing of the Public Offering.

With respect to the Origination Shares, on the fifth (5th) trading day after the pricing of the Public Offering, but in no event later than May 15, 2017, or, if the Listing Approval End Date is February 28, 2017, in no event later than March 31, 2017, the Company shall deliver to the purchaser such number of duly and validly issued, fully paid and non-assessable Origination Shares equal to 48% of the consideration paid by the purchaser, divided by the lowest of (i) $0.70 per share, or (ii) the lowest daily closing price of the common stock during the ten days prior to delivery of the Origination Shares (subject to adjustment for stock splits), or (iii) 80% of the common stock offering price of the Public Offering, or (iv) 80% of the unit price offering price of the Public Offering (if applicable), or (v) the exercise price of any warrants issued in the Public Offering. In the event that the Public Offering is not completed before May 15, 2017, so long as purchaser owns any of the Origination Shares at the time of a subsequent public offering where the pricing terms above would result in a lower Origination Share pricing, the Origination Shares pricing shall be subject to a reset based on the same above pricing terms (such that the Origination Shares issuance price would be reduced and the number of Origination Shares issued would be increased to equal the Origination Dollar Amount). Unless otherwise agreed by both parties, at no time will the Company issue to the purchaser such number of Origination Shares that would result in the purchaser owning more than 9.99% of the number of shares of common stock outstanding of the Issuer immediately after giving effect to the issuance of the Origination Shares.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

18.  SUBSEQUENT EVENTS – CONTINUED

CONVERTIBLE NOTES - CONTINUED

Amendment - Continued

The purchaser conditionally waives the defaults for the Company’s failure to meet the original maturity date of the note and delivery date for the Origination Shares, but the purchaser does not waive any damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such defaults (which damages, fees, penalties, liquidated damages, or other amounts or remedies the Investor may choose in the future to assess, apply or pursue in its sole discretion) and the purchaser’s conditional waiver is conditioned on the Company’s not being in default of and not breaching any term of the note or the securities purchase agreement or any other Transaction Documents (as defined in the securities purchase agreement) at any time subsequent to the date of the amendment. If the Company triggers an event of default or breaches any term of the note, the securities purchase agreement, or the Transaction Documents at any time subsequent to the date of the amendment, the purchaser may issue a notice of default for the Company’s failure to meet the original maturity date of the note and delivery date of the Origination Shares.

Release of Liability

On March 24, 2017, the Company was released from a $58,000 liability in connection with a professional service agreement that was accrued for as of December 31, 2016, such that the Company will recognize a gain on forgiveness of accrued expenses of $58,000 during the first quarter of 2017.

