Form 10-Q
period 2017-03-31
Car Charging Group, Inc.
filed 2017-05-15
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 333-149784

CAR CHARGING GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	03-0608147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3284 West 29 Court
Hollywood, Florida	33020-1320
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 521-0200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of May 9, 2017, the registrant had 81,534,822 common shares issued and outstanding.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
Assets

Current Assets:
Cash	$2,988	$5,898
Accounts receivable and other receivables, net	170,186	128,315
Inventory, net	310,639	394,825
Prepaid expenses and other current assets	94,893	84,631

Total Current Assets	578,706	613,669

Fixed assets, net	637,211	755,682
Intangible assets, net	113,903	116,482
Deferred public offering costs	617,437	335,475
Other assets	59,133	89,573

Total Assets	$2,006,390	$1,910,881

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$3,864,105	$3,500,267
Accounts payable [1]	3,728,193	3,728,193
Current portion of accrued expenses	6,987,808	7,955,976
Accrued expenses [1]	5,969	5,969
Current portion of accrued public information fee	-	3,005,277
Derivative liabilities	2,338,790	1,583,103
Convertible notes payable, net of debt discount of $671,977 and $501,981 as of March 31, 2017 and December 31, 2016, respectively	1,253,674	581,274
Convertible notes payable - related party	542,567	495,000
Notes payable	342,781	342,781
Current portion of deferred revenue	504,077	600,700
Total Current Liabilities	19,567,964	21,798,540
Accrued expenses, net of current portion	3,150,212	-
Accrued public information fee, net of current portion	3,005,277	-
Deferred revenue, net of current portion	86,762	99,495

Total Liabilities	25,810,215	21,898,035

Series B Convertible Preferred Stock, 10,000 shares designated, 8,250 shares issued and outstanding as of March 31, 2017 and December 2016	825,000	825,000

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 11,000,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	11,000	11,000
Series C Convertible Preferred Stock, 250,000 shares designated, 150,426 shares issued and outstanding as of March 31, 2017 and December 31, 2016	150	150
Common stock, $0.001 par value, 500,000,000 shares authorized, 80,476,508 shares issued and outstanding as of March 31, 2017 and December 31, 2016	80,477	80,477
Additional paid-in capital	63,280,376	63,999,315
Accumulated deficit	(84,169,514)	(81,071,782)

Total Car Charging Group Inc. - Stockholders’ Deficiency	(20,797,511)	(16,980,840)
Non-controlling interest [1]	(3,831,314)	(3,831,314)

Total Stockholder’s Deficiency	(24,628,825)	(20,812,154)

Total Liabilities and Stockholders’ Deficiency	$2,006,390	$1,910,881

[1] - Related to 350 Green, which became a variable interest entity of the Company on April 17, 2014.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended
	March 31,
	2017	2016

Revenues:
Charging service revenue - company-owned charging stations	$267,874	$292,743
Product sales	153,587	290,205
Grant and rebate revenue	32,810	99,780
Warranty revenue	34,849	20,025
Network fees	49,238	43,119
Other	57,262	94,265

Total Revenues	595,620	840,137

Cost of Revenues:
Cost of charging services - company-owned charging stations	26,563	51,978
Host provider fees	54,447	111,790
Cost of product sales	78,512	153,786
Network costs	141,584	156,001
Warranty and repairs and maintenance	19,148	71,116
Depreciation and amortization	112,153	202,104

Total Cost of Revenues	432,407	746,775

Gross Profit	163,213	93,362

Operating Expenses:
Compensation	997,357	1,463,779
Other operating expenses	242,941	344,803
General and administrative expenses	313,708	268,904
Lease termination costs	300,000	-

Total Operating Expenses	1,854,006	2,077,486

Loss From Operations	(1,690,793)	(1,984,124)

Other (Expense) Income:
Interest expense	(140,661)	(35,238)
Amortization of discount on convertible debt	(614,901)	-
Gain on settlement of accounts payable	23,928	-
Loss on settlement reserve	(175,000)	-
Change in fair value of warrant liabilities	(464,289)	(2,014,408)
Loss on disposal of fixed assets	-	(2,831)
Investor warrant expense	-	(5,827)
Non-compliance penalty for delinquent regular SEC filings	-	(220,864)
Non-compliance penalty for SEC registration requirement	(36,016)	(137,500)

Total Other Expense	(1,406,939)	(2,416,668)

Net Loss	(3,097,732)	(4,400,792)
Dividend attributable to Series C shareholders	(754,900)	(318,400)
Net Loss Attributable to Common Shareholders	$(3,852,632)	$(4,719,192)

Net Loss Per Share
- Basic and Diluted	$(0.05)	$(0.06)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	80,476,508	79,584,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Deficiency

For the Three Months Ended March 31, 2017

(unaudited)

									Non
	Convertible						Additional		Controlling	Total
	Preferred-A		Preferred-C		Common Stock		Paid-In	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Deficiency

Balance - December 31, 2016	11,000,000	$11,000	150,426	$150	80,476,508	$80,477	$63,999,315	$(81,071,782)	$(3,831,314)	$(20,812,154)

Stock-based compensation	-	-	-	-	-	-	35,961	-	-	35,961
	-	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-	-
Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	(754,900)	-	-	(754,900)
	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(3,097,732)	-	(3,097,732)
	-
Balance - March 31, 2017	11,000,000	$11,000	150,426	$150	80,476,508	$80,477	$63,280,376	$(84,169,514)	$(3,831,314)	$(24,628,825)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Three Months Ended
	March 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(3,097,732)	$(4,400,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123,131	218,041
Accretion of interest expense	75,872	-
Amortization of discount on convertible debt	614,901	-
Change in fair value of warrant liabilities	464,289	2,014,408
Provision for bad debt	19,848	33,754
Loss on disposal of fixed assets	-	2,831
Gain on settlement of accounts payable	(23,928)	-
Non-compliance penalty for delinquent regular SEC filings	-	220,864
Non-compliance penalty for SEC registration requirement	36,016	137,500
Non-cash compensation:
Convertible preferred stock	-	131,967
Common stock	60,000	107,853
Options	107,248	315,599
Warrants	-	5,827
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(61,719)	(70,574)
Inventory	82,311	148,706
Prepaid expenses and other current assets	(10,262)	155,573
Other assets	30,440	37,965
Accounts payable and accrued expenses	905,806	376,284
Deferred revenue	(109,356)	(258,843)

Total Adjustments	2,314,597	3,577,755

Net Cash Used in Operating Activities	(783,135)	(823,037)

Cash Flows From Investing Activities
Purchase of fixed assets	(206)	(5,836)

Net Cash Used In Investing Activities	(206)	(5,836)

Cash Flows From Financing Activities
Proceeds from sale of shares of Series C Convertible
Preferred stock and warrants	-	900,000
Payments of future public offering costs	(24,720)	(45,000)
Payments of debt issuance costs	(39,000)	-
Bank overdrafts, net	(4,912)	-
Proceeds from issuance of convertible note payable	805,100	-
Proceeds from issuance of notes payable to a related party	47,567	-
Repayment of notes and convertible notes payable	(3,604)	(23,434)

Net Cash Provided by Financing Activities	780,431	831,566

Net (Decrease) Increase In Cash	(2,910)	2,693

Cash - Beginning of Period	5,898	189,231

Cash - Ending of Period	$2,988	$191,924

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

	For The Three Months Ended
	March 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest expense	$44	$131

Non-cash investing and financing activities:
Return and retirement of common stock in connection with settlement	$-	$45,000
Issuance of common stock for services previously accrued	$-	$20,991
Accrual of contractual dividends on Series C Convertible Preferred Stock	$754,900	$318,400
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$-	$(611,600)
Transfer of inventory to fixed assets	$1,875	$-
Warrants issued as debt discount in connection with issuances of notes payable	$4,479	$-
Accrual of deferred public offering costs	$257,242	$-

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2017 and for the three months then ended. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 14, 2017.

2.       GOING CONCERN AND MANAGEMENT’S PLANS

As of March 31, 2017, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $2,988, $18,989,258 and $84,169,514, respectively. During the three months ended March 31, 2017, the Company incurred a net loss of $3,097,732. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a year after the issuance date of this filing.

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

Subsequent to March 31, 2017, the Company received an aggregate of $695,000 associated with the issuance of a convertible note payable. In addition, pursuant to a convertible note, an additional $999,900 of funding could be released to the Company upon the completion of certain contractually defined milestones. See Note 5 – Notes Payable – Convertible and Other and Notes and Note 10 – Subsequent Events – Convertible Note for additional details. There can be no assurance that the Company will be successful in attaining the defined milestones. The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital.

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

USE OF ESTIMATES

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, stock-based compensation, accounts receivable reserves, warranty reserves, inventory valuations, the valuation allowance related to the Company’s deferred tax assets, the carrying amount of intangible assets, estimates of future EV sales and the effects thereon, derivative liabilities and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of March 31, 2017, and December 31, 2016, there was an allowance for uncollectable amounts of $19,848 and $42,349, respectively. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

INVENTORIES

Inventory is comprised of electric charging stations and related parts, which are available for sale or for warranty requirements. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of sales and inventory that is installed on the premises of participating owner/operator properties, where the Company retains ownership, is transferred to fixed assets at the carrying value of the inventory. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. Based on the aforementioned periodic reviews, the Company recorded an inventory reserve for slow-moving, excess or obsolete inventories of $188,000 and $154,000 as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, and December 31, 2016, the Company’s inventory was comprised solely of finished goods and parts that are available for sale.

FIXED ASSETS

Fixed assets are stated at cost, net of accumulated depreciation and amortization which is recorded commencing at the in-service date using the straight-line method over the estimated useful lives of the assets. Accumulated depreciation and amortization as of March 31, 2017 and December 31, 2016 was $4,870,795 and $4,726,861, respectively.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INTANGIBLE ASSETS

Intangible assets were acquired in conjunction with the acquisitions of Beam, EV Pass, and Blink during 2013 and were recorded at their fair value at such time. Trademarks are amortized on a straight-line basis over their useful life of ten years. Patents are amortized on a straight-line basis over the lives of the patent (twenty years or less), commencing when the patent is approved and placed in service on a straight-line basis. Accumulated amortization related to intangible assets as of March 31, 2017 and December 31, 2016 was $36,339 and $33,759, respectively.

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

CONCENTRATIONS

During the three months ended March 31, 2017 and 2016, revenues generated from Entity C represented approximately 10% and 13%, respectively, of the Company’s total revenue. During the three months ended March 31, 2017, revenues generated from Entity D represented approximately 16% of the Company’s total revenue. The Company generated charging service revenues from a customer (Entity C) and equipment sales revenue from a customer (Entity D). As of March 31, 2017, and December 31, 2016, accounts receivable from Entity C were 11% and 18%, respectively, of total accounts receivable.

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

The following common stock equivalents are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	March 31,
	2017	2016
Preferred stock	53,264,425	50,635,502
Warrants	55,900,882	57,881,213
Options	7,411,668	7,700,000
Convertible notes	850,107	50,983
Total potentially dilutive shares	117,427,082	116,267,698

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

4.        ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
Registration rights penalty	$1,003,944	$967,928
Accrued consulting fees	181,800	184,800
Accrued host fees	1,395,650	1,308,897
Accrued professional, board and other fees	1,447,629	1,381,399
Accrued wages	230,000	241,466
Accrued commissions	500,000	445,000
Warranty payable	333,000	338,000
Accrued taxes payable	556,687	511,902
Accrued payroll taxes payable	246,818	122,069
Warrants payable	202,980	155,412
Accrued issuable equity	1,306,862	862,377
Accrued interest expense	338,582	273,838
Accrued lease termination costs	300,000	-
Accrued settlement reserve costs	175,000	-
Dividend payable	1,905,000	1,150,100
Other accrued expenses	14,068	12,788
Total accrued expenses	$10,138,020	$7,955,976
Accrued expenses, net of current portion	3,150,212	-
Current portion of accrued expenses	$6,987,808	$7,955,976

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.        ACCRUED EXPENSES - CONTINUED

REGISTRATION RIGHTS PENALTY

In connection with the sale of the Company’s Series C Convertible Preferred Stock, the Company granted the purchasers certain registration rights. On November 7, 2016, the Company filed a registration statement under the Securities Act of 1933 but, as of March 31, 2017, the registration statement had not been declared effective by the SEC. The registration rights agreements entered into with the Series C Convertible Preferred Stock purchasers provide that the Company has to pay liquidated damages equal to 1% of all Series C subscription amounts received on the date the Series C resale registration statement was due to be filed pursuant to such registration rights agreements. The Company is required to pay such penalty each month thereafter until the resale registration statement is filed and once filed the Company has 30 days for the registration statement to be deemed effective otherwise the penalty resumes each month until the terms are met. The maximum liquidated damages amount is 10% of all Series C subscription amounts received. Failure to pay such liquidated damages results in interest on such damages at a rate of 18% per annum becoming due. As a result, the Company accrued $1,003,944 and $967,928 of Series C Convertible Preferred Stock registration rights damages at March 31, 2017 and December 31, 2016, respectively. Subsequent to March 31, 2017, the Company issued Series C Convertible Preferred Stock in satisfaction of the liability. See Note 10 – Subsequent Events - Series C Convertible Preferred Stock for additional details.

ACCRUED PROFESSIONAL, BOARD AND OTHER FEES

Accrued professional, board and other fees consist of investment banking fees, professional fees, bonuses, board of director fees, network fees, installation costs and other miscellaneous fees. As of March 31, 2017 and December 31, 2016, accrued investment banking fees were $860,183, which were payable in cash.

ACCRUED COMMISSIONS

See Note 8 – Related Parties for additional details.

WARRANTY PAYABLE

The Company provides a limited product warranty against defects in materials and workmanship for its Blink residential and commercial chargers, ranging in length from one to two years. The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of sales. Estimated warranty costs are based on historical product data and anticipated future costs. Should actual failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. Warranty expenses for the three months ended March 31, 2017 and 2016 were $19,147 and $71,116, respectively.

ACCRUED ISSUABLE EQUITY

In connection with the issuance of a convertible note payable in 2016, the Company is obligated to issue to the purchaser shares of common stock equal to 48% of the consideration paid by the purchaser. The Company must issue such shares on the earlier of (i) the fifth (5th) trading day after the pricing of the Public Offering and (ii) May 15, 2017. As of March 31, 2017, the purchaser paid aggregate consideration of $1,805,100 to the Company but the Company had not yet issued the common stock to the purchaser. As a result, the Company accrued the $866,448 obligation. See Note 5 – Notes Payable – Convertible and Other Notes for additional details.

Subsequent to March 31, 2017, the Company issued 575,144 shares of common stock in satisfaction of $230,000 of the liability. See Note 10 – Subsequent Events - Common Stock for additional details.

RELEASE OF LIABILITY

On March 24, 2017, the Company was released from a $23,928 liability pursuant to a professional service agreement, such that it recognized a gain on forgiveness of accounts payable of $23,928 during the three months ended March 31, 2017.

ACCRUED LEASE TERMINATION COSTS

See Note 9 – Commitments and Contingencies – Operating Lease for additional details.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED)

5.       NOTES PAYABLE

CONVERTIBLE AND OTHER NOTES

Amendment of Promissory Note

With respect to the securities and purchase agreement dated October 7, 2016, on March 23, 2017, the parties agreed to amend the terms of the securities and purchase agreement and promissory note as follows:

The maturity date of the note is the earlier of May 15, 2017 or third business day after the closing of the Public Offering. Subsequent to March 31, 2017, the maturity date was extended to the earlier of June 15, 2017 or the third business day after the closing of the Public Offering. See Note 10 – Subsequent Events – Convertible Notes for additional details.

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

Issuances

With respect to the securities and purchase agreement dated October 7, 2016, as amended on March 23, 2017, during the three months ended March 31, 2017, the Company received additional advances of an aggregate of $805,100 under the note, such that, as of March 31, 2017, an aggregate of $1,805,100 had been advanced to the Company by the purchaser. Pursuant to the terms of the securities purchase agreement, the Company is required to repay an aggregate of $856,856 to the purchaser in connection with the advances received during the three months ended March 31, 2017. The $51,756 difference between the principal amount and the cash received was recorded as debt discount and is being accreted to interest expense over the term of the note.

Pursuant to the terms of the note, during the three months ended March 31, 2017, the Company issued five-year warrants to purchase an aggregate of 1,150,142 shares of the Company’s common stock with an issuance date fair value of an aggregate of $44,795, which was recorded as a derivative liability. The aggregate exercise price of the warrants is $805,100. As of March 31, 2017, the Company had not issued the Origination Shares (as defined in the securities purchase agreement) associated with the advances to-date and, as a result, accrued for the $866,448 obligation as of March 31, 2017. See Note 4 – Accrued Expenses – Accrued Issuable Equity. The conversion option of the note was determined to be a derivative liability. The aggregate issuance date fair value of the warrants, Origination Shares, conversion option, placement agent fees and other issuance costs in connection with the advances during the three months ended March 31, 2017 was $819,868, which was recorded as a debt discount against the principal amount of the note. The $18,213 of debt discount in excess of the principal was recognized immediately and the remaining $801,655 of debt discount is being recognized over the term of the note.

During the three months ended March 31, 2017, the Company made aggregate principal repayments of $3,604 associated with a non-convertible note payable.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.       NOTES PAYABLE - CONTINUED

CONVERTIBLE AND OTHER NOTES - RELATED PARTY

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

On February 10, 2017, the Company issued a promissory note in the principal amount of $22,567, to a company in which the Company’s Executive Chairman has a controlling interest, which bears interest at 10% per annum payable upon maturity. The promissory note is payable on the earlier of May 9, 2017, or the closing date of a public offering of the Company’s securities, which raises gross proceeds of at least $10,000,000. This note may be prepaid in whole or in part at any time without penalty or premium. As of the date of filing, the note is past due. The Company has not satisfied this debt and is in negotiations with the Executive Chairman to extend the maturity dates of such notes.

On February 14, 2017, the Company issued a promissory note in the principal amount of $25,000, to a company in which the Company’s Executive Chairman has a controlling interest, which bears interest at 10% per annum payable upon maturity. The promissory note is payable on the earlier of May 15, 2017, or the closing date of a public offering of the Company’s securities, which raises gross proceeds of at least $10,000,000. This note may be prepaid in whole or in part at any time without penalty or premium. As of the date of filing, the note is past due. The Company has not satisfied this debt and is in negotiations with the Executive Chairman to extend the maturity dates of such notes.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2017 and 2016 was $140,661 and $35,238, respectively.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.       FAIR VALUE MEASUREMENT

See Note 4 – Accrued Expenses – Warrants Payable for additional details associated with issuance costs which included an obligation to issue investment banker warrants. See Note 5 – Notes Payable – Convertible and Other Notes for warrants classified as derivative liabilities that were issued in connection with a convertible note.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended
	March 31,
	2017	2016

Risk-free interest rate	1.47 - 1.50%	0.87% - 1.16%
Expected term (years)	1.53 - 5.00	2.53 - 4.28
Expected volatility	149% - 155%	114% - 119%
Expected dividend yield	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Derivative Liabilities
Beginning balance as of January 1, 2017	$1,583,103
Issuance of warrants	334,487
Change in fair value of derivative liability	421,200
Ending balance as of March 31, 2017	$2,338,790

Warrants Payable
Beginning balance as of January 1, 2017	$155,412
Provision for new warrant issuances	-
Accrual of other warrant obligations	4,479
Change in fair value of warrants payable	42,486
Ending balance as of March 31, 2017	$202,377

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$2,338,790	$2,338,790
Warrants Payable	-	-	202,377	202,377
Total liabilities	$-	$-	$2,541,167	$2,541,167

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$1,583,103	$1,583,103
Warrants payable	-	-	155,412	155,412
Total liabilities	$-	$-	$1,738,515	$1,738,515

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.       STOCKHOLDERS’ DEFICIENCY

PREFERRED STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

The Series A Convertible Preferred Stock shall have no liquidation preference so long as the Series C Convertible Preferred Stock shall be outstanding.

SERIES B CONVERTIBLE PREFERRED STOCK

On December 31, 2016, the Company received a notice of redemption from the creditors committee of the ECOtality estate to redeem 2,750 shares of Series B Convertible Preferred Stock for $275,000. As of March 31, 2017, the redemption amount remained outstanding. The Company has the option to settle the redemption request either by the repayment in cash or by the issuance of shares of common stock.

As of March 31, 2017, the liquidation preference for the Series B Convertible Preferred Stock amounted to $825,000.

SERIES C CONVERTIBLE PREFERRED STOCK

As of March 31, 2017, and December 31, 2016, the Company recorded a dividend payable liability on the shares of Series C Convertible Preferred Stock of $1,905,000 and $1,150,100, respectively. See Note 4 – Accrued Expenses. Subsequent to March 31, 2017, the Company issued Series C Convertible Preferred Stock in satisfaction of the liability. See Note 10 – Subsequent Events - Series C Convertible Preferred Stock for additional details.

In the event of a liquidation, the Series C Convertible Preferred Stock is also entitled to a liquidation preference equal to the stated value plus any accrued and unpaid dividends, which, as of March 31, 2017, was equal to $16,947,600.

NON-CONTROLLING INTERESTS

350 Green is not owned by the Company but is deemed to be a VIE where the entirety of its results of operations are consolidated in the Company’s financial statements.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to preferred stock, common stock, stock options and warrants for the three months ended March 31, 2017 and 2016 of $167,248 and $561,246, respectively, which is included within compensation expense on the condensed consolidated statement of operations. As of March 31, 2017, there was $30,947 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 0.25 years.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.       RELATED PARTIES

See Note 5 - Notes Payable – Convertible and Other Notes – Related Party.

A company owned by its Executive Chairman, such company is referred to as “FGI”, and the Company’s Chief Operating Officer (“COO”) have made certain claims for historical unpaid compensation pursuant to their Fee/Commission Agreements with the Company. During November 2016, the Company’s Board of Directors quantified the total claims to be approximately $475,000 for each party and, upon further analysis, determined the Company’s reasonable estimate of the aggregate liability is $500,000 (estimated as $375,000 payable in cash and $125,000 payable in stock options). The Company’s Board of Directors continues to investigate this claim, but has not reached any conclusions or new estimates of the aggregate liability. The estimated aggregate liability of $500,000 was accrued and is included within accrued expenses on the condensed balance sheet as of March 31, 2017. See Note 4 – Accrued Expenses.

In addition, FGI has made a claim that expired warrants to purchase an aggregate of 5,733,335 shares of common stock should be replaced pursuant to an agreement with the Company. As of March 31, 2017, the fair value of the warrant claim is estimated to be approximately $686,000. The Company’s Board of Directors is currently investigating this claim, but at this time, the range of possible settlement amounts ranges from $0 to $686,000, with no amount being more likely than another amount. Accordingly, the Company has not made any accrual for a settlement of this claim as of March 31, 2017.

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

9.       COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

On February 28, 2017, the Company vacated the Phoenix, Arizona space and has no further obligation in connection with the sublease.

Total rent expense, net of sublease income, for the three months ended March 31, 2017 and 2016 was $56,548 and $79,871, respectively, and is recorded in other operating expenses on the condensed consolidated statements of operations.

On March 20, 2017, in connection with the Company’s Miami Beach, Florida lease, the Company’s landlord filed a complaint for eviction with the Miami-Dade County Court against the Company as a result of the Company’s default under the lease for failing to pay rent, operating expenses and sales taxes of approximately $175,000, which represents the Company’s obligations under the lease through March 31, 2017, which was accrued for as of March 31, 2017. As a result of the action taken by the landlord, as of March 31, 2017, the Company accrued an additional $300,000, which represents the fair value of the Company’s rent obligation through the end of the lease.

TAXES

The Company has not filed its Federal and State corporate income tax returns for the years ended December 31, 2014 and 2015. The Company has sustained losses for the years ended December 31, 2014 and 2015. The Company has determined that no tax liability, other than required minimums, has been incurred.

The Company is also delinquent in filing and, in certain instances, paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company has accrued an approximate $216,000 liability as of March 31, 2017 and December 31, 2016 related to this matter.

The Company is currently delinquent in remitting approximately $247,000 and $244,000 as of March 31, 2017 and December 31, 2016, respectively, of federal and state payroll taxes withheld from employees. On March 29, 2017, the Company sent a letter to the Internal Revenue Service (“IRS”) notifying the IRS of its intention to resolve the delinquent taxes upon the receipt of additional working capital.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.       COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink for the manufacturing and purchase of 6,500 charging cables by Blink, which had not taken delivery or made payment on the contract price of $737,425. ITT Cannon also seeks to be paid the cost of attorney’s fees as well as punitive damages. The Company contends that the product was not in accordance with the specifications in the purchase order and, as such, believes the claim is without merit. The parties have agreed on a single arbitrator. The arbitration hearing is currently scheduled for July 26, 2017 through July 28, 2017. The parties began initial depositions in February and will continue through the period leading to the arbitration hearing. In parallel however, the parties had settlement discussions on February 28, 2017. As of May 8, 2017, settlement agreement drafts have been exchanged between Blink, Car Charging and ITT reflecting stock valued at $200,000 and, as a result, the Company accrued for the liability as of March 31, 2017. The amount of shares will be determined and priced on the day of closing of our contemplated public offering. For this, ITT would relinquish to Car Charging all of the remaining inventory of the EV charging cable assemblies originally valued at $737,425. Typical stock restrictions and/or stock bleed out agreements may be imposed affecting the final settlement figure. On May 10, 2017, the parties had a case management conference in which they informed the arbitrator that they are attempting to settle the case.

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

On May 18, 2016, the Company was served with a complaint from Solomon Edwards Group, LLC for breach of written agreement and unjust enrichment for failure to pay invoices in the amount of $172,645 for services provided, plus interest and costs. The invoices have been accrued for in the periods in which the services were provided. The Company has responded to the claim and is simultaneously pursuing settlement options. Subsequent to March 31, 2017, the Company issued 364,061 shares of common stock to Solomon Edwards Group, LLC in partial satisfaction of the past due amount, which amount is included in Note 10 – Subsequent Events –Common Stock.

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

On August 7, 2014, 350 Green received a copy of a complaint filed by Sheetz, a former vendor of 350 Green alleging breach of contract and unjust enrichment of $112,500. The complaint names 350 Green, 350 Holdings LLC and CCGI in separate breach of contract counts and names all three entities together in an unjust enrichment claim. CCGI and 350 Holdings will seek to be dismissed from the litigation, because, as the complaint is currently plead, there is no legal basis to hold CCGI or 350 Green liable for a contract to which they are not parties. As of March 31, 2017 and December 31, 2016, an amount of $112,500 is included in accounts payable of 350 Green. The parties held a mediation conference on May 15, 2015, but no settlement was reached. The Company settled with Sheetz in principal on February 10, 2017 with the formal documentation being signed on March 1, 2017. The settlement involved a combination of DC charging equipment, installation, charging services, shared driver charging revenue and maintenance for two systems in exchange for no further legal action amongst 350 Holdings or the Company.

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. v. 350 Green, LLC in favor of JNS, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. On April 7, 2016, JNS amended the complaint to add the Company alleging an unspecified amount of lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its unspecified costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. On April 28, 2017, the parties concluded their efforts to mediate a settlement before Magistrate Judge Kim without achieving a settlement. Settlement discussions are ongoing between the parties. The next status hearing on the matter is set for May 31, 2017.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.       SUBSEQUENT EVENTS

CONVERTIBLE NOTES

Issuances

With respect to the securities and purchase agreement dated October 7, 2016, as amended on March 23, 2017 and May 15, 2017, subsequent to March 31, 2017, the Company received additional advances of an aggregate of $695,000 under the note. Pursuant to the terms of the note, the Company issued warrants to purchase an aggregate of 992,856 shares of the Company’s common stock with an aggregate exercise price of $695,000.

Amendment of Promissory Note

With respect to the securities and purchase agreement dated October 7, 2016, as amended on March 23, 2017, on May 15, 2017, the parties agreed to amend the terms of the securities and purchase agreement and promissory note as follows:

The maturity date of the note is the earlier of June 15, 2017 or third business day after the closing of the Public Offering.

With respect to the Origination Shares, on the fifth (5th) trading day after the pricing of the Public Offering, but in no event later than June 15, 2017, the Company shall deliver to the purchaser such number of duly and validly issued, fully paid and non-assessable Origination Shares equal to 48% of the consideration paid by the purchaser, divided by the lowest of (i) $0.70 per share, or (ii) the lowest daily closing price of the common stock during the ten days prior to delivery of the Origination Shares (subject to adjustment for stock splits), or (iii) 80% of the common stock offering price of the Public Offering, or (iv) 80% of the unit price offering price of the Public Offering (if applicable), or (v) the exercise price of any warrants issued in the Public Offering. In the event that the Public Offering is not completed before June 15, 2017, so long as purchaser owns any of the Origination Shares at the time of a subsequent public offering where the pricing terms above would result in a lower Origination Share pricing, the Origination Shares pricing shall be subject to a reset based on the same above pricing terms (such that the Origination Shares issuance price would be reduced and the number of Origination Shares issued would be increased to equal the Origination Dollar Amount). Unless otherwise agreed by both parties, at no time will the Company issue to the purchaser such number of Origination Shares that would result in the purchaser owning more than 9.99% of the number of shares of common stock outstanding of the Issuer immediately after giving effect to the issuance of the Origination Shares.

The purchaser conditionally waives the defaults for the Company’s failure to meet the original and previously amended maturity date of the note and delivery date for the Origination Shares, but the purchaser does not waive any damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such defaults (which damages, fees, penalties, liquidated damages, or other amounts or remedies the Investor may choose in the future to assess, apply or pursue in its sole discretion) and the purchaser’s conditional waiver is conditioned on the Company’s not being in default of and not breaching any term of the note or the securities purchase agreement or any other Transaction Documents (as defined in the securities purchase agreement) at any time subsequent to the date of the amendment. If the Company triggers an event of default or breaches any term of the note, the securities purchase agreement, or the Transaction Documents at any time subsequent to the date of the amendment, the purchaser may issue a notice of default for the Company’s failure to meet the original maturity date of the note and delivery date of the Origination Shares.

SERIES C CONVERTIBLE PREFERRED STOCK

Subsequent to March 31, 2017, the Company issued an aggregate of 61,740 shares of Series C Convertible Preferred Stock in satisfaction of aggregate liabilities of approximately $6,200,000 associated with the Company’s registration rights penalty, public information fee and Series C Convertible Preferred Stock dividends.

COMMON STOCK

Subsequent to March 31, 2017, the Company issued an aggregate of 1,058,314 shares of common stock in satisfaction of aggregate liabilities of $386,900 associated with certain professional and other consulting fee agreements.

EXCHANGE OF WARRANTS AND SERIES C CONVERTIBLE PREFERRED STOCK

Subsequent to March 31, 2017, the Company sent out letters to various holders of warrants and Series C Convertible Preferred Stock that contained an offer for the holder to (i) exchange their exiting warrants for common stock of the Company and (ii) exchange their existing Series C Preferred Stock for common stock of the Company. As of the date of filing, holders had agreed to (i) exchange warrants to purchase an aggregate of 2,285,000 shares of common stock for an aggregate of 2,285,000 shares of common stock (the “Warrant Exchange”) and (ii) exchange an aggregate of 6,811 shares of Series C Convertible Preferred Stock for common stock based upon a formula defined in the agreement (the “Series C Preferred Stock Exchange”). The Warrant Exchange is effective immediately and the Series C Preferred Stock Exchange is effective upon closing of the Public Offering. The Series C Preferred Stock shall be exchanged for common stock using the following formula: the number of shares of Series C Convertible Preferred Stock owned multiplied by a factor of 115 and divided by 80% of the price per share of common stock sold in the in the Public Offering. The holders also agreed to not, without prior written consent of the underwriter, sell or otherwise transfer any shares of common stock or any securities convertible into common stock for a period of 270 days from the effective date of the Series C Preferred Stock Exchange. As of the date of filing, the Company had not issued the common stock in connection with Warrant Exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Car Charging Group, Inc. (and, including its subsidiaries, “CarCharging”, “CCGI”, “the Company”) as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to CarCharging. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q particularly in Item IA - Risk Factors.

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

As reflected in our unaudited condensed consolidated financial statements for the three months ended March 31, 2017, we had had a cash balance, a working capital deficiency and an accumulated deficit of $2,988, $18,989,258 and $84,169,514, respectively. During the three months ended March 31, 2017, we incurred a net loss of $3,097,732. These factors raise substantial doubt about our ability to continue as a going concern, as expressed in the notes to our condensed consolidated financial statements. Historically, we have been able to raise funds to support our business operations, although there can be no assurance we will be successful.

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

Consolidated Results of Operations

Three Months Ended March 31, 2017 Compared With March 31 Ended March 31, 2016

Revenues

Total revenue for the three months ended March 31, 2017 was $595,620 compared to $840,137, a decline of $244,517, or 29%. The decline is primarily attributed to a $136,618, or 47%, decline in product sales that decreased to $153,587 for the three months ended March 31, 2017 compared to $290,205 for the three months ended March 31, 2016. The decrease was primarily due to lower volume of residential and commercial units sold during the three months ended March 31, 2017. In addition, the decline is attributed to a $66,970, or 29%, decline in grants and rebates revenue that decreased to $32,810 for the three months ended March 31, 2017 compared to $99,780 for the three months ended March 31, 2016. Grants and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The ability to secure grant revenues is typically unpredictable and, therefore, uncertain. However, historically, the Company has secured and depended on incentives and intends to continue to pursue incentives from various governmental jurisdictions. As an example, the Company endorsed the Obama Administration’s announcement of, among other things, programs to release up to $4.5 billion in loan guarantees and invite applications to support the deployment of commercial EV charging facilities, and launch the Fixing America’s Surface Transportation (“FAST”) Act process to identify and develop corridors for zero emission and alternative fuel vehicles, which will include a network of EV fast charging stations.

Charging service revenue company-owned charging stations was $267,874 for the three months ended March 31, 2017 compared to $292,743 for the three months ended March 31, 2016, a slight decrease of $24,869, or 8%. Charging services derived from revenue company-owned charging stations increased, despite a $54,099 decrease in revenue from a program sponsored by Nissan North America that the Company has participated in since July 2014. The Program Coordinator pays the Company based on the number of program participants and the percentage of DC Fast Chargers in the program. Starting in July 2015, the private company participating in this program began adding chargers to the program and we no longer were able to generate as much revenue from the percentage of chargers we have in the program. We expect revenues derived from this program during the balance of 2017 to continue to be lower than the revenues we derived from this program in the same periods in 2016.

Total revenue from warranty revenue, network fees and other revenue was $141,349 for the three months ended March 31, 2017 as compared to $157,409 for the three months ended March 31, 2016, a decrease of $16,060, or 10%. The decrease is primarily attributable to a decrease in non-company-owned fee-generating units on our network during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, partially offset by an increase in maintenance contracts entered into by the Company as compared to the prior period.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, repairs and maintenance, electricity reimbursements and revenue share payments to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the three months ended March 31, 2017 were $432,407 as compared to $746,775 for the three months ended March 31, 2016. The decrease is primarily attributable to a decrease of $158,032, or 50%, in total cost of revenues in connection with cost of charging services, host provider fees and cost of product sales primarily due to a decrease in charging service revenues and equipment sales, with margins remaining consistent as compared to the prior period, as well as a reduction in depreciation and amortization expense that declined to $112,153 for the three months ended March 31, 2017 as compared to $202,104 for the three months ended March 31, 2016, as the underlying assets became fully depreciated since the 2016 period. There is a degree of variability in our gross margins related to charging services revenues from period to period primarily due to (i) the mix of revenue share payment arrangements, (ii) electricity reimbursements, and (iii) the costs of maintaining charging stations not currently in operation. Any variability in our gross margins related to equipment sales depends on the mix of products sold.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense decreased by $466,422, or 32%, from $1,463,779 (consisting of approximately $0.9 million of cash compensation and approximately $0.6 million of non-cash compensation) for the three months ended March 31, 2016 to $997,357 (consisting of approximately $0.8 million of cash compensation and approximately $0.2 million of non-cash compensation) for the three months ended March 31, 2017. The decrease was primarily attributable reduced payroll expenses of approximately $180,000 due to the departure of certain management and other personnel during the second half of 2016 and a reduction in non-cash compensation of approximately $400,000 (which includes a $201,000 reduction of stock-based compensation expense related to share-based payments made to our Chief Operating Officer during the three months ended March 31, 2016 under the terms of his employment agreement.)

Other operating expenses consist primarily of rent, travel and IT expenses. Other operating expenses decreased by $101,862, or 30%, from $344,803 for the three months ended March 31, 2016 to $242,941 for the three months ended March 31, 2017. The decrease was primarily attributable to decreased call center expenses as the Company inaugurated their own internal call center in Phoenix, Arizona during 2016 and reduced travel and third party IT expenses as compared to the prior period.

General and administrative expenses increased by $44,804, or 17%, from $268,904 for the three months ended March 31, 2016 to $313,708 for the three months ended March 31, 2017. The increase was primarily due to increased legal and consulting fees as compared to the three months ended March 31, 2016, partially offset by a general reduction in other expenditures due to cash constraints.

During the three months ended March 31, 2017, we incurred lease termination costs of $300,000 which represents the fair value of our remaining under our lease agreement.

Other Expense

Other expense decreased by $1,006,898, or 42%, from $2,416,668 for the three months ended March 31, 2016 to $1,406,939 for the three months ended March 31, 2017. The decrease was primarily attributable to a decrease in the change of the fair value of warrant liabilities of $1,550,119, or 77%, from $2,014,408 for the three months ended March 31, 2016 to $464,289 for the three months ended March 31, 2017, partially offset by an increase in amortization of discount on convertible notes of $614,901

Net Loss

Our net loss for the three months ended March 31, 2017 decreased by $1,303,060, or 30%, to $3,097,732 as compared to $4,400,792 for the three months ended March 31, 2016. The decrease was primarily attributable to a decrease in operating expenses of $223,480 and other expenses of $1,006,898, partially offset by an increase in gross profit of $69,851. Our net loss attributable to common shareholders for the three months ended March 31, 2017 decreased by $866,560, or 18%, from $4,719,192 to $3,852,632 for the aforementioned reasons and due to an increase in the dividend attributable to Series C Convertible Preferred shareholders of $436,500.

Liquidity and Capital Resources

During the three months ended March 31, 2017, we financed our activities from proceeds derived from debt and equity financing. A significant portion of the funds raised from the sale of capital stock have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the three ended March 31, 2017 and 2016, we used cash of $783,135 and $823,037, respectively, in operations. Our cash use for the three months ended March 31, 2017 was primarily attributable to our net loss of $3,097,732, adjusted for net non-cash expenses in the aggregate amount of $1,477,377, partially offset by $837,220 of net cash provided by changes in the levels of operating assets and liabilities. Our cash use for the three months ended March 31, 2016 was primarily attributable to our net loss of $4,400,792, adjusted for net non-cash expenses in the aggregate amount of $3,188,644 partially offset by $389,111 of net cash provided by changes in the levels of operating assets and liabilities.

During the three months ended March 31, 2017, cash used in investing activities was $206, which was used to purchase charger cables. Net cash used in investing activities was $5,836 during the three months ended March 31, 2016, which was used to purchase office and computer equipment.

Net cash provided by financing activities for the three months ended March 31, 2017 was $780,431, of which $805,100 was provided in connection with the issuance of convertible notes payable and $47,567 was provided in connection with proceeds from the issuance of notes payable to a related party, partially offset by $24,720 of payment of future offering costs, $39,000 of payment of debt issuance costs, repayment of notes payable of $3,604 and $4,912 of net cash used in connection with bank overdrafts. Cash provided by financing activities for the three months ended March 31, 2016 was $831,566 of which $855,000 of net proceeds (gross proceeds of 900,000 less cash issuance costs of $45,000) were from the sale of Series C Convertible Preferred Stock and warrants, partially offset by the repayment of notes payable of $23,434.

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

Through March 31, 2017, we incurred an accumulated deficit since inception of $84,169,514. As of March 31, 2017, we had a cash balance and working capital deficit of $2,988 and $18,989,258, respectively. During the three months ended March 31, 2017, we incurred a net loss of $3,097,732. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the issuance date of this filing.

Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Securities Purchase Agreement with JMJ Financial

In accordance with its terms, the purchase agreement with JMJ (the “Purchase Agreement”) became effective upon (i) execution by the Parties of the Purchase Agreement, a note, and a warrant, and (ii) delivery of an initial advance pursuant to the note of $500,000, which occurred on October 13, 2016. The note and warrant were issued on October 13, 2016. We are currently planning to conduct an underwritten public offering of our securities for which we have filed a Registration Statement on Form S-1, as amended, on December 21, 2016 (the “Registered Offering”). Pursuant to the Purchase Agreement, as amended on March 23, 2017 and May 15, 2017, JMJ purchased from our Company (i) a Promissory Note in the aggregate principal amount of up to $3,725,000 due and payable on the earlier of June 15, 2017 or the third business day after the closing of the Registered Offering, and (ii) a Common Stock Purchase Warrant to purchase 714,285 shares of our common stock at an exercise price per share equal to the lesser of (i) 80% of the per share price in the contemplated Registered Offering, (ii) $0.70 per share, (iii) 80% of the unit price in the Registered Offering (if applicable), (iv) the exercise price of any warrants issued in the Registered Offering, or (v) the lowest conversion price, exercise price, or exchange price, of any security issued by us that is outstanding on October 13, 2016. The aggregate exercise price is $500,000. Pursuant to the terms of the note, JMJ has agreed that it will not convert the note into more than 9.99% of our outstanding shares. JMJ currently does not own any shares of our common stock.

On the fifth (5th) trading day after the pricing of our contemplated public offering, but in no event later than June 15, 2017, we will deliver to JMJ the Origination Shares.

The initial amount borrowed under the note was $500,000, with the remaining amounts permitted to be borrowed under the note being subject to us achieving certain milestones. With the achievement of certain milestones in November 2016, an additional advance of $500,000 occurred on November 28, 2016. Another warrant to purchase 714,285 shares of our common stock was issued as of November 28, 2016. With the achievement of certain milestones in February 2017, additional advances of $225,100 and $300,000 occurred on, respectively, February 10, 2017 and February 27, 2017. Thus, two more warrants to purchase the Company’s common stock were issued, one for 321,571 shares and the other for 428,571 shares, respectively. With the achievement of certain milestones in March 2017, additional advances of $250,000 and $30,000 occurred on March 14, 2017 and March 24, 2017, respectively, and two more warrants to purchase the Company's common stock were issued, one for 357,143 shares and the other for 42,857 shares. With the achievement of certain milestones in April 2017, an additional advance of $400,000 occurred on April 5, 2017 and another warrant to purchase 571,428 shares of our common stock was issued on the same date. With the achievement of certain milestones in May 2017, an additional advance of $295,000 occurred on May 9, 2017 and another warrant to purchase 421,428 shares of our common stock was issued on the same date.

In connection with the Purchase Agreement, the Company entered into a Representations and Warranties Agreement with JMJ regarding the Company’s existing debt as of October 13, 2016. The Company agreed to obtain agreements, by December 15, 2016, with holders owning at least $7,000,000 of the outstanding liabilities as reflected on the Company’s balance sheet as of June 30, 2016, providing for those holders to convert their liabilities into shares of Series C Preferred Stock or common stock of the Company at or prior to the time of the closing of the Registered Offering. The Company agreed to also, by December 15, 2016, to seek agreements so that the Company would not have, other than securities issued to JMJ, have any variable securities. The Company is still seeking these conversion agreements. Although the Company did not meet the December 2016 deadline, JMJ has not sought any remedies or assessed any fees for such failure.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended December 31, 2016 filed with the SEC on April 14, 2017. Please refer to that document for disclosures regarding the critical accounting policies related to our business.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 7, 2014, 350 Green received a copy of a complaint filed by Sheetz, a former vendor of 350 Green alleging breach of contract and unjust enrichment of $112,500. The complaint names 350 Green, 350 Holdings LLC and the Company in separate breach of contract counts and names all three entities together in an unjust enrichment claim. The Company and 350 Holdings will seek to be dismissed from the litigation, because, as the complaint is currently plead, there is no legal basis to hold the Company or 350 Green liable for a contract to which they are not parties. As of March 31, 2017, and 2016, an amount of $112,500 is included in accounts payable of 350 Green. The parties held a mediation conference on May 15, 2015, but no settlement was reached. The Company settled with Sheetz in principal on February 10, 2017 with the formal documentation being signed on March 1, 2017. The settlement involved a combination of DC charging equipment, installation, charging services, shared driver charging revenue and maintenance for two systems in exchange for no further legal action between 350 Holdings or the Company.

LITIGATION UPDATES

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink for the manufacturing and purchase of 6,500 charging cables by Blink, which had not taken delivery or made payment on the contract price of $737,425. ITT Cannon also seeks to be paid the cost of attorney’s fees as well as punitive damages. The Company contends that the product was not in accordance with the specifications in the purchase order and, as such, believes the claim is without merit. The parties have agreed on a single arbitrator. The arbitration hearing is currently scheduled for July 26, 2017 through July 28, 2017. The parties began initial depositions in February and will continue through the period leading to the arbitration hearing. In parallel however, the parties had settlement discussions on February 28, 2017. As of May 8, 2017, settlement agreement drafts have been exchanged between Blink, Car Charging and ITT reflecting stock valued at $200,000 and, as a result, the Company accrued for the liability as of March 31, 2017. The amount of shares will be determined and priced on the day of closing of our contemplated public offering. For this, ITT would relinquish to Car Charging all of the remaining inventory of the EV charging cable assemblies originally valued at $737,425. Typical stock restrictions and/or stock bleed out agreements may be imposed affecting the final settlement figure. On May 10, 2017, the parties had a case management conference in which they informed the arbitrator that they are attempting to settle the case.

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

On May 18, 2016, the Company was served with a complaint from Solomon Edwards Group, LLC for breach of written agreement and unjust enrichment for failure to pay invoices in the amount of $172,645 for services provided, plus interest and costs. The invoices have been accrued for in the periods in which the services were provided. The Company has responded to the claim and is simultaneously pursuing settlement options. Subsequent to March 31, 2017, the Company issued 364,061 shares of common stock to Solomon Edwards Group, LLC in partial satisfaction of the past due amount.

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. v. 350 Green, LLC in favor of JNS, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. On April 7, 2016, JNS amended the complaint to add the Company alleging an unspecified amount of lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its unspecified costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. On April 28, 2017, the parties concluded their efforts to mediate a settlement before Magistrate Judge Kim without achieving a settlement. Settlement discussions are ongoing between the parties. The next status hearing on the matter is set for May 31, 2017.

ITEM 1A. RISK FACTORS.

The Company has identified the following material change to the risk factors discussed in Item 1A Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on April 14, 2017.

Computer Malware, Viruses, Hacking, Phishing Attacks and Spamming Could Harm Our Business and Results of Operations.

Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in our services and operations and loss, misuse or theft of data. Computer malware, viruses, computer hacking and phishing attacks against online networking platforms have become more prevalent and may occur on our systems in the future.

Any attempts by hackers to disrupt our website service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation or brand. Our network security business disruption insurance may not be sufficient to cover significant expenses and losses related to direct attacks on our website or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and services and technical infrastructure may harm our reputation, brand and our ability to attract customers. Any significant disruption to our website or internal computer systems could result in a loss of customers and could adversely affect our business and results of operations.

We have previously experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. If our mobile application is unavailable when customers attempt to access it or it does not load as quickly as they expect, customers may seek other services.

Our platform functions on software that is highly technical and complex and may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been deployed. Any errors, bugs, or vulnerabilities discovered in our code after deployment, inability to identify the cause or causes of performance problems within an acceptable period of time or difficultly maintaining and improving the performance of our platform, particularly during peak usage times, could result in damage to our reputation or brand, loss of revenues, or liability for damages, any of which could adversely affect our business and financial results.

We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

We have a disaster recovery program to transition our operating platform and data to a failover location in the event of a catastrophe and have tested this capability under controlled circumstances, however, there are several factors ranging from human error to data corruption that could materially lengthen the time our platform is partially or fully unavailable to our user base as a result of the transition. If our platform is unavailable for a significant period of time as a result of such a transition, especially during peak periods, we could suffer damage to our reputation or brand, or loss of revenues any of which could adversely affect our business and financial results.

Growing our customer base depends upon the effective operation of our mobile applications with mobile operating systems, networks and standards that we do not control.

We are dependent on the interoperability of our mobile applications with popular mobile operating systems that we do not control, such as Google's Android and iOS, and any changes in such systems that degrade our products’ functionality or give preferential treatment to competitive products could adversely affect the usage of our applications on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards.

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

We have entered into various agreements with purchasers of our securities from time to time which require us to register under the Securities Act the resale of shares of our common stock that we have issued or will be required to issue to such purchasers. We had failed to perform our obligations under these agreements and had accrued registration rights penalties, inclusive of accrued interest, in an aggregate amount equal to $1,245,212 as of March 31, 2017. On May 8, 2017, the Company issued a total of 61,740 shares of Series C Preferred Stock to forty-eight (48) stockholders as payment, among other items, of these registration rights penalties.

These additional issuances of securities had a dilutive effect on our other stockholders. In addition, our failure to timely register the resale of any shares of our common stock may result in reputational harm for our Company and could have a material adverse effect on our ability to raise additional funds through private placements in the future, which may have a material adverse effect on our business.

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

We have entered into various agreements with purchasers of our securities from time to time which require us to enable sales of our common stock pursuant to Rule 144 of the Securities Act by filing our 10-Ks and 10-Qs in a timely fashion. Until we became current in our filings in August 2016, we had failed to perform our obligations under these agreements and have accrued public information failure rights penalties in an aggregate amount equal to $3,005,277, inclusive of accrued interest, as of March 31, 2017. The payment of these penalties will adversely impact our working capital. On May 8, 2017, the Company issued a total of 61,740 shares of Series C Preferred Stock to forty-eight (48) stockholders as payment, among other item, of these public information failure rights penalties.

These additional issuances of securities had a dilutive effect on our other stockholders. In addition, our failure to timely file our 10-Qs and 10-Ks may result in reputational harm for our Company and could have a material adverse effect on our ability to raise additional funds through private placements in the future, which may have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to the Purchase Agreement with JMJ, during the three months ended March 31, 2017, the Company received additional advances of an aggregate of $805,100 under the Promissory Note and the Company issued five-year warrants to purchase an aggregate of 1,150,142 shares of the Company’s common stock. The aggregate exercise price of the warrants is $805,100.

The above securities were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act. These securities qualified for exemption under Section 4(a)(2) since the issuance by us did not involve a public offering. The offerings were not “public offerings” as defined in 4(a)(2) due to the insubstantial number of persons involved in the transactions, manner of the issuance and number of securities issued. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(a)(2) since they agreed to and received securities bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act for these transactions

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

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

On February 10, 2017, the Company issued a promissory note in the principal amount of $22,567, to a company in which the Company’s Executive Chairman has a controlling interest, which bears interest at 10% per annum payable upon maturity. The promissory note is payable on the earlier of May 9, 2017, or the closing date of a public offering of the Company’s securities, which raises gross proceeds of at least $10,000,000. This note may be prepaid in whole or in part at any time without penalty or premium. As of the date of filing, the note is past due. The Company has not satisfied this debt and is in negotiations with the Executive Chairman to extend the maturity dates of such notes.

On February 14, 2017, the Company issued a promissory note in the principal amount of $25,000, to a company in which the Company’s Executive Chairman has a controlling interest, which bears interest at 10% per annum payable upon maturity. The promissory note is payable on the earlier of May 15, 2017, or the closing date of a public offering of the Company’s securities, which raises gross proceeds of at least $10,000,000. This note may be prepaid in whole or in part at any time without penalty or premium. As of the date of filing, the note is past due. The Company has not satisfied this debt and is in negotiations with the Executive Chairman to extend the maturity dates of such notes.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Item 1.01 Entry into a Material Definitive Agreement

With respect to the Purchase Agreement with JMJ Financial dated October 7, 2016, as amended on March 23, 2017, on May 15, 2017, the parties agreed to amend the terms of the securities and Purchase Agreement and promissory note as follows:

The maturity date of the note is the earlier of June 15, 2017 or third business day after the closing of the Registered Offering.

With respect to the Origination Shares, on the fifth (5th) trading day after the pricing of the Registered Offering, but in no event later than June 15, 2017, the Company shall deliver to the purchaser such number of duly and validly issued, fully paid and non-assessable Origination Shares equal to 48% of the consideration paid by the purchaser, divided by the lowest of (i) $0.70 per share, or (ii) the lowest daily closing price of the common stock during the ten days prior to delivery of the Origination Shares (subject to adjustment for stock splits), or (iii) 80% of the common stock offering price of the Registered Offering, or (iv) 80% of the unit price offering price of the Registered Offering (if applicable), or (v) the exercise price of any warrants issued in the Registered Offering. In the event that the Registered Offering is not completed before June 15, 2017, so long as purchaser owns any of the Origination Shares at the time of a subsequent public offering where the pricing terms above would result in a lower Origination Share pricing, the Origination Shares pricing shall be subject to a reset based on the same above pricing terms (such that the Origination Shares issuance price would be reduced and the number of Origination Shares issued would be increased to equal the Origination Dollar Amount). Unless otherwise agreed by both parties, at no time will the Company issue to the purchaser such number of Origination Shares that would result in the purchaser owning more than 9.99% of the number of shares of common stock outstanding of the Issuer immediately after giving effect to the issuance of the Origination Shares.

The purchaser conditionally waives the defaults for the Company’s failure to meet the original and previously amended maturity date of the note and delivery date for the Origination Shares, but the purchaser does not waive any damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such defaults (which damages, fees, penalties, liquidated damages, or other amounts or remedies the Investor may choose in the future to assess, apply or pursue in its sole discretion) and the purchaser’s conditional waiver is conditioned on the Company’s not being in default of and not breaching any term of the note or the securities purchase agreement or any other Transaction Documents (as defined in the securities purchase agreement) at any time subsequent to the date of the amendment. If the Company triggers an event of default or breaches any term of the note, the securities purchase agreement, or the Transaction Documents at any time subsequent to the date of the amendment, the purchaser may issue a notice of default for the Company’s failure to meet the original maturity date of the note and delivery date of the Origination Shares.

Item 3.02 Unregistered Sales of Equity Securities

On May 8, 2017, the Company issued an aggregate of 61,740 shares of Series C Convertible Preferred Stock to forty-eight (48) existing holders of Series C Convertible Preferred Stock in satisfaction of aggregate liabilities of approximately $6,200,000 associated with the Company’s registration rights penalty, public information fee and Series C Convertible Preferred Stock dividends.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the size of the offering, manner of the offering and number of securities offered. The Company issued these shares pursuant to previous agreements with the existing holders of Series C Convertible Preferred Stock. The investors had the necessary investment intent as required by Section 4(a)(2) of the Securities Act since they agreed to, and will receive, share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a)(2) of the Securities Act.

ITEM 6. EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Amendment #1 to the Securities Purchase Agreement, between JMJ Financial and the Company, dated March 23, 2017	10-K	10.26	04/14/2017
10.2	Form of Promissory Note Issued by the Company to BLNK Holdings LLC	10-K	10.27	04/14/2017
10.3	Amendment #2 to the Securities Purchase Agreement, between JMJ Financial and the Company, dated May 15, 2017				X
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2017	CAR CHARGING GROUP, INC.

By:	/s/ Michael J. Calise
Michael J. Calise
Chief Executive Officer (Principal Executive Officer and Interim Principal Financial Officer)

