Form 10-Q
period 2017-06-30
Car Charging Group, Inc.
filed 2017-08-21
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 333-149784

CAR CHARGING GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	03-0608147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3284 N 29th Court
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

As of August 15, 2017, the registrant had 86,581,122 common shares issued and outstanding.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets

Current Assets:
Cash	$584	$5,898
Accounts receivable and other receivables, net	212,158	128,315
Inventory, net	256,766	394,825
Prepaid expenses and other current assets	100,804	84,631

Total Current Assets	570,312	613,669

Fixed assets, net	505,829	755,682
Intangible assets, net	111,324	116,482
Deferred public offering costs	728,270	335,475
Other assets	64,152	89,573

Total Assets	$1,979,887	$1,910,881

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$4,039,773	$3,500,267
Accounts payable [1]	-	3,728,193
Accrued expenses	9,912,216	7,955,976
Accrued expenses [1]	-	5,969
Accrued public information fee	-	3,005,277
Derivative liabilities	2,904,867	1,583,103
Convertible notes payable, net of debt discount of $232,163 and $501,981 as of June 30, 2017 and December 31, 2016, respectively	2,464,665	581,274
Convertible notes payable - related party, net of debt discount of $3,202 and $0 as of June 30, 2017 and December 31, 2016, respectively	589,365	495,000
Notes payable	337,966	342,781
Current portion of deferred revenue	457,661	600,700
Total Current Liabilities	20,706,513	21,798,540
Deferred revenue, net of current portion	71,261	99,495

Total Liabilities	20,777,774	21,898,035

Series B Convertible Preferred Stock, 10,000 shares designated, 8,250 shares issued and outstanding as of June 30, 2017 and December 31, 2016	825,000	825,000

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 11,000,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	11,000	11,000
Series C Convertible Preferred Stock, 250,000 shares designated, 212,166 and 150,426 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	212	150
Common stock, $0.001 par value, 500,000,000 shares authorized, 81,534,822 and 80,476,508 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	81,535	80,477
Additional paid-in capital	68,870,047	63,999,315
Accumulated deficit	(88,585,681)	(81,071,782)

Total Car Charging Group, Inc. - Stockholders’ Deficiency	(19,622,887)	(16,980,840)
Non-controlling interest [1]	-	(3,831,314)

Total Stockholder’s Deficiency	(19,622,887)	(20,812,154)

Total Liabilities and Stockholders’ Deficiency	$1,979,887	$1,910,881

[1] -	Related to 350 Green, which, as of May 18, 2017, is no longer a variable interest entity of the Company and, accordingly, 350 Green’s was deconsolidated as of June 30, 2017.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues:
Charging service revenue - company-owned charging stations	$244,931	$284,203	$512,805	$576,946
Product sales	56,957	360,169	210,544	650,374
Grant and rebate revenue	84,331	57,385	117,141	157,165
Warranty revenue	31,855	47,472	66,704	67,497
Network fees	59,492	46,243	108,730	89,362
Other	55,408	72,552	112,670	169,203

Total Revenues	532,974	868,024	1,128,594	1,710,547

Cost of Revenues:
Cost of charging services - company-owned charging stations	38,115	49,555	64,678	101,533
Host provider fees	92,938	159,740	147,385	271,530
Cost of product sales	162,659	182,829	241,171	336,615
Network costs	73,310	66,537	214,894	222,538
Warranty and repairs and maintenance	(76,244)	118,860	(57,096)	192,362
Depreciation and amortization	99,271	231,853	211,424	433,957

Total Cost of Revenues	390,049	809,374	822,456	1,558,535

Gross Profit	142,925	58,650	306,138	152,012

Operating Expenses:
Compensation	2,013,680	1,189,008	3,011,037	2,652,787
Other operating expenses	210,762	369,570	453,703	714,373
General and administrative expenses	238,375	368,813	552,083	637,717
Lease termination costs	-	-	300,000	-

Total Operating Expenses	2,462,817	1,927,391	4,316,823	4,004,877

Loss From Operations	(2,319,892)	(1,868,741)	(4,010,685)	(3,852,865)

Other Expense:
Interest expense	(218,288)	(35,314)	(358,949)	(70,552)
Amortization of discount on convertible debt	(1,097,777)	-	(1,712,678)	-
Gain on settlement of accounts payable, net	-	-	23,928	-
Loss on settlement reserve	(350,588)	-	(525,588)	-
Change in fair value of warrant liabilities	(316,504)	(179,849)	(780,793)	(2,194,257)
Loss on disposal of fixed assets	-	(5,766)	-	(8,597)
Loss on deconsolidation of 350 Green	(97,152)	-	(97,152)	-
Investor warrant expense	-	(457)	-	(6,284)
Non-compliance penalty for delinquent regular SEC filings	-	-	-	(476,713)
Non-compliance penalty for SEC registration requirement	(15,966)	(255,849)	(51,982)	(137,500)

Total Other Expense	(2,096,275)	(477,235)	(3,503,214)	(2,893,903)

Net Loss	(4,416,167)	(2,345,976)	(7,513,899)	(6,746,768)
Dividend attributable to Series C shareholders	(790,900)	(365,300)	(1,545,800)	(683,700)
Net Loss Attributable to Common Shareholders	$(5,207,067)	$(2,711,276)	$(9,059,699)	$(7,430,468)

Net Loss Per Share
- Basic and Diluted	$(0.06)	$(0.03)	$(0.11)	$(0.09)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	81,092,889	80,330,460	80,786,401	79,986,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Deficiency

For the Six Months Ended June 30, 2017

(unaudited)

									Non
	Convertible						Additional		Controlling	Total
	Preferred-A		Preferred-C		Common Stock		Paid-In	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Deficiency

Balance - December 31, 2016	11,000,000	$11,000	150,426	$150	80,476,508	$80,477	$63,999,315	$(81,071,782)	$(3,831,314)	$(20,812,154)

Stock-based compensation	-	-	-	-	-	-	61,727	-	-	61,727

Series C convertible preferred stock issued in satisfaction of public information fee	-	-	30,235	30	-	-	3,023,470	-	-	3,023,500

Series C convertible preferred stock issued in satisfaction of registration rights penalty	-	-	12,455	13	-	-	1,245,487	-	-	1,245,500

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	(1,545,800)	-	-	(1,545,800)
Payment of dividends in kind	-	-	19,050	19	-	-	1,904,981	-	-	1,905,000

Common stock issued in partial satisfaction of debt	-	-	-	-	1,058,314	1,058	180,867	-	-	181,925

Deconsolidation of 350 Green	-	-	-	-	-	-	-	-	3,831,314	3,831,314

Net loss	-	-	-	-	-	-	-	(7,513,899)	-	(7,513,899)

Balance - June 30, 2017	11,000,000	$11,000	212,166	$212	81,534,822	$81,535	$68,870,047	$(88,585,681)	$-	$(19,622,887)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended
	June 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(7,513,899)	$(6,746,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	229,510	465,747
Accretion of interest expense	215,957	-
Amortization of discount on convertible debt	1,712,678	-
Change in fair value of warrant liabilities	780,793	2,194,257
Provision for bad debt	19,848	(1,066)
Loss on disposal of fixed assets	-	8,597
Loss on deconsolidation of 350 Green	97,152	-
Gain on settlement of accounts payable, net	(23,928)	-
Non-compliance penalty for delinquent regular SEC filings	-	476,713
Non-compliance penalty for SEC registration requirement	51,982	137,500
Non-cash compensation:
Convertible preferred stock	-	131,967
Common stock	446,013	104,776
Options	110,201	599,011
Warrants	532,717	6,284
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(103,691)	405,371
Inventory	163,766	190,277
Prepaid expenses and other current assets	(16,173)	181,680
Other assets	25,421	39,965
Accounts payable and accrued expenses	1,886,908	781,744
Deferred revenue	(171,273)	(410,560)

Total Adjustments	5,957,881	5,312,263

Net Cash Used in Operating Activities	(1,556,018)	(1,434,505)

Cash Flows From Investing Activities
Purchase of fixed assets	(206)	(58,669)

Net Cash Used In Investing Activities	(206)	(58,669)

Cash Flows From Financing Activities
Proceeds from sale of shares of Series C Convertible
Preferred stock and warrants	-	1,367,120
Payments of deferred public offering costs	(38,263)	(52,500)
Payments of debt issuance costs	(87,823)	-
Bank overdrafts, net	84,144	-
Proceeds from issuance of convertible note payable	1,500,100	-
Proceeds from issuance of notes payable to a related party	97,567	200,000
Repayment of notes and convertible notes payable	(4,815)	(26,910)

Net Cash Provided by Financing Activities	1,550,910	1,487,710

Net Decrease In Cash	(5,314)	(5,464)

Cash - Beginning of Period	5,898	189,231

Cash - Ending of Period	$584	$183,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

	For The Six Months Ended
	June 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest expense	$44	$303

Non-cash investing and financing activities:
Return and retirement of common stock in connection with settlement	$-	$45,000
Issuance of common stock for services previously accrued	$181,925	$26,982
Accrual of contractual dividends on Series C Convertible Preferred Stock	$1,545,800	$683,700
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$1,905,000	$611,600
Issuance of Series C Convertible Preferred Stock in satisfaction of public information fee	$3,023,500	$-
Issuance of Series C Convertible Preferred Stock in satisfaction of registration rights penalty	$1,245,500	$-
Transfer of inventory to fixed assets	$25,707	$-
Accrual of warrant obligation in connection with issuance of notes payable	$5,016	$-
Issuance or accrual of common stock, warrants and embedded conversion options as debt discount in connection with the issuance of notes payable	$1,382,224	$-
Accrual of deferred public offering costs	$354,533	$-
Accrual of issuance costs on Series C Convertible Preferred Stock	$-	$159,335

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2017 and for the three and six months then ended. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 14, 2017.

2. GOING CONCERN AND MANAGEMENT’S PLANS

As of June 30, 2017, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $584, $20,136,201 and $88,585,681, respectively. During the three and six months ended June 30, 2017, the Company incurred a net loss of $4,416,167 and $7,513,899, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a year after the issuance date of this filing.

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

Subsequent to June 30, 2017, the Company received an aggregate of $185,078 associated with the issuance of a convertible note payable and non-convertible notes payable. In addition, pursuant to a convertible note, an additional $949,900 of funding could be released to the Company upon the completion of certain contractually defined milestones. See Note 5 – Notes Payable – Convertible and Other and Notes and Note 10 – Subsequent Events – Convertible Note for additional details. There can be no assurance that the Company will be successful in attaining the defined milestones. The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital.

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

Through April 16, 2014, 350 Green LLC (“350 Green”) was a wholly-owned subsidiary of the Company in which the Company had full voting control and was therefore consolidated. Beginning on April 17, 2014, when 350 Green’s assets and liabilities were transferred to a trust mortgage, 350 Green became a Variable Interest Entity (“VIE”). The consolidation guidance relating to accounting for VIEs requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The Company determined that it is the primary beneficiary of 350 Green, and as such, effective April 17, 2014, 350 Green’s assets, liabilities and results of operations were included in the Company’s condensed consolidated financial statements. On May 18, 2017, each of 350 Green and Green 350 Trust Mortgage LLC filed to commence an assignment for the benefit of creditors, which results in their residual assets being controlled by an assignee in a judicial proceeding. As a result, as of May 18, 2017, 350 Green is no longer a variable interest entity of the Company and, accordingly, 350 Green, which had approximately $3.7 million of liabilities, has been deconsolidated from the Company’s financial statements.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of June 30, 2017, and December 31, 2016, there was an allowance for uncollectable amounts of $19,848 and $42,349, respectively. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

INVENTORY

Inventory is comprised of electric charging stations and related parts, which are available for sale or for warranty requirements. Inventories are stated at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of sales and inventory that is installed on the premises of participating owner/operator properties, where the Company retains ownership, is transferred to fixed assets at the carrying value of the inventory. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. Based on the aforementioned periodic reviews, the Company recorded an inventory reserve for slow-moving or excess inventory of $195,000 and $154,000 as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, and December 31, 2016, the Company’s inventory was comprised solely of finished goods and parts that are available for sale.

FIXED ASSETS

Fixed assets are stated at cost, net of accumulated depreciation and amortization which is recorded commencing at the in-service date using the straight-line method over the estimated useful lives of the assets. Accumulated depreciation and amortization as of June 30, 2017 and December 31, 2016 was $4,973,784 and $4,726,861, respectively.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INTANGIBLE ASSETS

Intangible assets were acquired in conjunction with the acquisitions of Beam, EV Pass, and Blink during 2013 and were recorded at their fair value at such time. Trademarks are amortized on a straight-line basis over their useful life of ten years. Patents are amortized on a straight-line basis over the lives of the patent (twenty years or less), commencing when the patent is approved and placed in service on a straight-line basis. Accumulated amortization related to intangible assets as of June 30, 2017 and December 31, 2016 was $38,917 and $33,759, respectively.

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

CONCENTRATIONS

During the three and six months ended June 30, 2017, revenues generated from Entity C represented approximately 11% and 11%, respectively, of the Company’s total revenue. During the three and six months ended June 30, 2016, revenues generated from Entity C represented approximately 13% and 13%, respectively, of the Company’s total revenue. During the three and six months ended June 30, 2017, revenues generated from Entity D represented approximately 11% and 19% of the Company’s total revenue. The Company generated charging service revenues from a customer (Entity C) and equipment sales revenue from a customer (Entity D). As of June 30, 2017, and December 31, 2016, accounts receivable from Entity C were 9% and 18%, respectively, of total accounts receivable.

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

The following common stock equivalents are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	June 30,
	2017	2016
Preferred stock	62,408,700	50,674,188
Warrants	53,099,690	55,384,027
Options	7,391,668	7,765,000
Convertible notes	1,016,732	339,058
Total potentially dilutive shares	123,916,790	114,162,273

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

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 was revised in July 2015 to be effective for interim periods beginning on or after December 15, 2017 and should be applied on a transitional basis either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of these ASUs on its consolidated financial position and results of operations.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods for our fiscal year ending December 31, 2019 for share-based payment awards modified on or after the adoption date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated cash flows and related disclosures.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS - CONTINUED

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features. Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the ASU, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share ("EPS") reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of these ASUs on its consolidated financial position and results of operations.

4. ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
Registration rights penalty	$11,677	$967,928
Accrued consulting fees	98,843	184,800
Accrued host fees	1,500,218	1,308,897
Accrued professional, board and other fees	1,472,286	1,381,399
Accrued wages	740,000	241,466
Accrued commissions	721,607	445,000
Warranty payable	226,000	338,000
Accrued taxes payable	558,339	511,902
Accrued payroll taxes payable	368,133	122,069
Warrants payable	270,392	155,412
Accrued issuable equity	2,051,123	862,377
Accrued interest expense	173,881	273,838
Accrued lease termination costs	300,000	-
Accrued settlement reserve costs	525,588	-
Dividend payable	790,900	1,150,100
Other accrued expenses	103,229	12,788
Total accrued expenses	$9,912,216	$7,955,976

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACCRUED EXPENSES – CONTINUED

REGISTRATION RIGHTS PENALTY

In connection with the sale of the Company’s Series C Convertible Preferred Stock, the Company granted the purchasers certain registration rights. On November 7, 2016, the Company filed a registration statement under the Securities Act of 1933 but, as of June 30, 2017, the registration statement had not been declared effective by the SEC. The registration rights agreements entered into with the Series C Convertible Preferred Stock purchasers provide that the Company has to pay liquidated damages equal to 1% of all Series C subscription amounts received on the date the Series C resale registration statement was due to be filed pursuant to such registration rights agreements. The Company is required to pay such penalty each month thereafter until the resale registration statement is filed and once filed the Company has 30 days for the registration statement to be deemed effective otherwise the penalty resumes each month until the terms are met. The maximum liquidated damages amount is 10% of all Series C subscription amounts received. Failure to pay such liquidated damages results in interest on such damages at a rate of 18% per annum becoming due. On May 9, 2017, the Company issued 12,455 shares of Series C Convertible Preferred Stock in satisfaction of $1,245,500 of liabilities associated with the Company’s registration rights penalty.

ACCRUED PROFESSIONAL, BOARD AND OTHER FEES

Accrued professional, board and other fees consist of investment banking fees, professional fees, bonuses, board of director fees, network fees, installation costs and other miscellaneous fees. As of June 30, 2017 and December 31, 2016, accrued investment banking fees were $860,183, which were payable in cash.

On June 8, 2017, the Board approved aggregate compensation of $490,173 (compromised of $344,311 to be paid in cash and $145,862 to be paid in units of shares of the Company’s common stock and warrants (with each such warrant having an exercise price equal to the price per unit of the units sold in the public offering) at a 20% discount to the price per unit sold in the public offering) to be paid to members of the Board based on the accrued amounts owed to such Board members as of March 31, 2017. The compensation will be paid by the third business day following: (i) a public offering of the Company’s securities; and (ii) the listing of the Company’s shares of common stock on the NASDAQ or other national securities exchange.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACCRUED EXPENSES - CONTINUED

ACCRUED COMMISSIONS

See Note 8 – Related Parties for additional details.

WARRANTY PAYABLE

The Company provides a limited product warranty against defects in materials and workmanship for its Blink residential and commercial chargers, ranging in length from one to two years. The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of sales. Estimated warranty costs are based on historical product data and anticipated future costs. Should actual cost to repair and failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. For the six months ended June 30, 2017, the change in reserve was approximately $22,500. Warranty expenses for the three and six months ended June 30, 2017 were $45,531 and $64,678, respectively. Warranty expenses for the three and six months ended June 30, 2016 were $121,246 and $192,362, respectively.

ACCRUED ISSUABLE EQUITY

In connection with the issuance of a convertible note payable in 2016, the Company is obligated to issue to the purchaser shares of common stock equal to 48% of the consideration paid by the purchaser. The Company must issue such shares on the earlier of (i) the fifth (5th) trading day after the pricing of the public offering (defined as a public offering of the Company’s securities to raise gross proceeds of at least $20,000,000) and (ii) May 15, 2017. As of June 30, 2017, the purchaser paid aggregate consideration of $1,805,100 to the Company but the Company has not yet issued the common stock to the purchaser. As a result, the Company accrued the remaining $1,200,048 obligation which represents the fair value of the share obligation. See Note 5 – Notes Payable – Convertible and Other Notes for additional details.

Separately, during the six months ended June 30, 2017, the Company issued an aggregate of 575,144 shares of common stock in partial satisfaction of certain liabilities.

See Note 8 – Related Parties – Employment Agreement for details related to replacement of expired warrants.

See Note 10 – Subsequent Events – Stock Warrant for details associated with the issuance of warrants in satisfaction of a liability to issue certain equity awards to the Company’s Chief Executive Officer which, as of June 30, 2017, was $191,931.

RELEASE OF LIABILITY

On March 24, 2017, the Company was released from a $23,928 liability pursuant to a professional service agreement, such that it recognized a gain on forgiveness of accounts payable of $23,928 during the six months ended June 30, 2017. See Note 9 – Commitments and Contingencies – Litigation and Disputes for additional information.

ACCRUED LEASE TERMINATION COSTS

See Note 9 – Commitments and Contingencies – Operating Lease for additional details.

5. NOTES PAYABLE

CONVERTIBLE AND OTHER NOTES

Amendment of Promissory Note

With respect to the securities and purchase agreement dated October 7, 2016, as amended on March 23, 2017 and on May 15, 2017, the parties agreed to amend the terms of the securities and purchase agreement and promissory note as follows:

The maturity date of the note is the earlier of June 15, 2017 or the third business day after the closing of the public offering. See Note 10 – Subsequent Events – Convertible Notes for additional details related to the extension of the maturity date of the note.

With respect to the Origination Shares, on the fifth (5th) trading day after the pricing of the public offering, but in no event later than maturity date, the Company shall deliver to the purchaser such number of duly and validly issued, fully paid and non-assessable Origination Shares equal to 48% of the consideration paid by the purchaser, divided by the lowest of (i) $0.70 per share, or (ii) the lowest daily closing price of the Common Stock during the ten days prior to delivery of the Origination Shares (subject to adjustment for stock splits), or (iii) 80% of the Common Stock offering price of the public offering, or (iv) 80% of the unit price offering price of the public offering (if applicable), or (v) the exercise price of any warrants issued in the public offering. In the event that the public offering is not completed before the maturity date, so long as purchaser owns any of the Origination Shares at the time of a subsequent public offering where the pricing terms above would result in a lower Origination Share pricing, the Origination Shares pricing shall be subject to a reset based on the same above pricing terms (such that the Origination Shares issuance price would be reduced and the number of Origination Shares issued would be increased to equal the Origination Dollar Amount). Unless otherwise agreed by both parties, at no time will the Company issue to the purchaser such number of Origination Shares that would result in the purchaser owning more than 9.99% of the number of shares of Common Stock outstanding of the Issuer immediately after giving effect to the issuance of the Origination Shares.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. NOTES PAYABLE - CONTINUED

CONVERTIBLE AND OTHER NOTES - CONTINUED

Amendment of Promissory Note - Continued

The purchaser conditionally waives the defaults for the Company’s failure to meet the original and previously amended maturity date of the note and delivery date for the Origination Shares, but the purchaser does not waive any damages, fees, penalties, liquidated damages, or other amounts or remedies otherwise resulting from such defaults (which damages, fees, penalties, liquidated damages, or other amounts or remedies the Investor may choose in the future to assess, apply or pursue in its sole discretion) and the purchaser’s conditional waiver is conditioned on the Company’s not being in default of and not breaching any term of the note or the securities and purchase agreement or any other Transaction Documents (as defined in the securities and purchase agreement) at any time subsequent to the date of the amendment. If the Company triggers an event of default or breaches any term of the note, the securities and purchase agreement, or the Transaction Documents at any time subsequent to the date of the amendment, the purchaser may issue a notice of default for the Company’s failure to meet the original maturity date of the note and delivery date of the Origination Shares. As of the date of filing, the Company has violated certain covenants of the note, however, the violations did not trigger an event of default and did not result in the Company being obligated to pay any fines or penalties.

Issuances

With respect to the securities and purchase agreement dated October 7, 2016, as amended on March 23, 2017 and May 15, 2017, during the six months ended June 30, 2017, the Company received additional advances of an aggregate of $1,500,100 under the note, such that, as of June 30, 2017, an aggregate of $2,500,100 had been advanced to the Company by the purchaser. Pursuant to the terms of the securities purchase agreement, the Company is required to repay an aggregate of $1,596,535 to the purchaser in connection with the advances received during the six months ended June 30, 2017. The $96,435 difference between the principal amount and the cash received was recorded as debt discount and is being accreted to interest expense over the term of the note.

Pursuant to the terms of the note, during the six months ended June 30, 2017, the Company issued five-year warrants to purchase an aggregate of 2,142,998 shares of the Company’s common stock with an issuance date fair value of an aggregate of $74,392, which was recorded as a derivative liability. The aggregate exercise price of the warrants is $1,500,100. As of June 30, 2017, the Company had not issued the Origination Shares (as defined in the securities purchase agreement) associated with the advances to-date and, as a result, accrued for the remaining $1,200,048 fair value of the obligation as of June 30, 2017. See Note 4 – Accrued Expenses – Accrued Issuable Equity. The conversion option of the note was determined to be a derivative liability. The aggregate issuance date fair value of the warrants, Origination Shares, conversion option, placement agent fees and other issuance costs in connection with the advances during the six months ended June 30, 2017 was $1,550,977, which was recorded as a debt discount against the principal amount of the note. The $54,322 of debt discount in excess of the principal was recognized immediately and the remaining $1,496,654 of debt discount is being recognized over the term of the note.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. NOTES PAYABLE - CONTINUED

CONVERTIBLE AND OTHER NOTES - RELATED PARTY

During the six months ended June 30, 2017, the Company issued a convertible notes payable in the principal amount of $50,000 to a company wholly-owned by the Company’s Executive Chairman of the Board of Directors. Interest on the note accrues at a rate of 15% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $0.70 per share. The note is secured by substantially all of the assets of the Company.

As of the date of filing, convertible notes payable to a company wholly-owned by the Company’s Executive Chairman of the Board of Directors with an aggregate principal amount of $545,000, secured by substantially all of the Company’s assets, were outstanding and were past due. The Company has not satisfied this debt and is in negotiations with the Executive Chairman to extend the maturity dates of such notes. On November 14, 2016, the Company received notices of default with respect to notes payable to a company wholly-owned by the Executive Chairman with an aggregate principal balance of $410,000 which included demands for payment of the outstanding principal and interest within seven days. As of the date of filing, there have been no further developments in respect to the demand for payment on these notes payable.

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

INTEREST EXPENSE

Interest expense for the three and six months ended June 30, 2017 was $218,288 and $358,949, respectively. Interest expense for the three and six months ended June 30, 2016 was $35,314 and $70,552, respectively.

6. FAIR VALUE MEASUREMENT

See Note 5 – Notes Payable – Convertible and Other Notes for warrants classified as derivative liabilities that were issued in connection with a convertible note.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Risk-free interest rate	1.50 - 1.55%	0.58% - 1.08%	1.47 - 1.55%	0.58% - 1.16%
Expected term (years)	1.28 - 5.00	2.28 - 5.00	1.28 - 5.00	2.28 - 5.00
Expected volatility	130% - 149%	123% - 139%	130% - 149%	114% - 139%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. FAIR VALUE MEASUREMENT – CONTINUED

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Derivative Liabilities
Beginning balance as of January 1, 2017	$1,583,103
Issuance of warrants	651,527
Change in fair value of derivative liability	670,237
Ending balance as of June 30, 2017	$2,904,867

Warrants Payable
Beginning balance as of January 1, 2017	$155,412
Accrual of other warrant obligations	5,016
Change in fair value of warrants payable	109,964
Ending balance as of June 30, 2017	$270,392

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$2,904,867	$2,904,867
Warrants Payable	-	-	270,392	270,392
Total liabilities	$-	$-	$3,175,259	$3,175,259

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$1,583,103	$1,583,103
Warrants payable	-	-	155,412	155,412
Total liabilities	$-	$-	$1,738,515	$1,738,515

7. STOCKHOLDERS’ DEFICIENCY

PREFERRED STOCK

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock shall have no liquidation preference so long as the Series C Convertible Preferred Stock shall be outstanding.

Series B Convertible Preferred Stock

On December 31, 2016, the Company received a notice of redemption from the creditors committee of the ECOtality estate to redeem 2,750 shares of Series B Convertible Preferred Stock for $275,000. As of June 30, 2017, the redemption amount remained outstanding. The Company has the option to settle the redemption request either by the repayment in cash or by the issuance of shares of common stock.

As of June 30, 2017, the liquidation preference for the Series B Convertible Preferred Stock amounted to $825,000.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. STOCKHOLDER’S DEFICIENCY – CONTINUED

Series C Convertible Preferred Stock

During the six months ended June 30, 2017, the Company issued an aggregate of 61,740 shares of Series C Convertible Preferred Stock in satisfaction of aggregate liabilities of approximately $6,200,000 associated with the Company’s registration rights penalty, public information fee and Series C Convertible Preferred Stock dividends. As of June 30, 2017, and December 31, 2016, the Company recorded a dividend payable liability on the shares of Series C Convertible Preferred Stock of $790,900 and $1,150,100, respectively. See Note 4 – Accrued Expenses.

In the event of a liquidation, the Series C Convertible Preferred Stock is also entitled to a liquidation preference equal to the stated value plus any accrued and unpaid dividends, which, as of June 30, 2017, was equal to $22,007,500.

See Note 7 – Stockholder’s Deficiency – Exchange of Warrants and Series C Convertible Preferred Stock for details regarding the exchange of Series C Convertible Preferred Stock for common stock.

COMMON STOCK

During the six months ended June 30, 2017, the Company issued an aggregate of 1,058,314 shares of common stock as partial satisfaction of certain liabilities associated with certain professional and other consulting fee agreements.

See Note 7 – Stockholder’s Deficiency – Exchange of Warrants and Series C Convertible Preferred Stock for details regarding the exchange of Warrants and Series C Convertible Preferred Stock for common stock.

EXCHANGE OF WARRANTS AND SERIES C CONVERTIBLE PREFERRED STOCK

During the six months ended June 30, 2017, the Company sent out letters to various holders of warrants and Series C Convertible Preferred Stock that contained an offer for the holder to (i) exchange their existing warrants for common stock of the Company and (ii) exchange their existing Series C Preferred Stock for common stock of the Company. As of the date of this filing, holders had agreed to (i) exchange warrants to purchase an aggregate of 8,158,800 shares of common stock with an exercise price of $0.70 per share for an aggregate of 8,096,300 shares of common stock (the “Warrant Exchange”) and (ii) exchange an aggregate of 12,678 shares of Series C Convertible Preferred Stock for common stock based upon a formula defined in the agreement (the “Series C Preferred Stock Exchange”). Subsequent to June 30, 2017, the Company issued an aggregate of 4,546,300 shares of common stock in connection with the Warrant Exchange such that there were an aggregate of 3,550,000 shares of common stock still to be issued by the Company as of the date of filing. The Warrant Exchange is effective immediately and the Series C Preferred Stock Exchange is effective upon the closing of the public offering (collectively defined as a public offering of securities to raise up to $20,000,000 and to list the Company’s shares of common stock on the NASDAQ). The Series C Preferred Stock shall be exchanged for common stock using the following formula: the number of shares of Series C Convertible Preferred Stock owned multiplied by a factor of 115 and divided by 80% of the price per share of common stock sold in the in the public offering. Certain holders also agreed to not, without prior written consent of the underwriter, sell or otherwise transfer any shares of common stock or any securities convertible into common stock for a period of 270 days from the effective date of the Series C Preferred Stock Exchange.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to preferred stock, common stock, stock options and warrants for the three and six months ended June 30, 2017 of $921,683 and $1,088,931, respectively, and for the three and six months ended June 30, 2016 in the amounts of $280,792, and $842,038, respectively, which is included within compensation expense on the condensed consolidated statement of operations. As of June 30, 2017, there was $4,432 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 0.38 years.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. RELATED PARTIES

See Note 5 - Notes Payable – Convertible and Other Notes – Related Party.

EMPLOYMENT AGREEMENT

Effective June 15, 2017, the Company amended its employment agreement with Michael D. Farkas, its Executive Chairman (the “Third Amendment”). This Third Amendment was approved by the Compensation Committee and the Board as a whole (with Mr. Farkas recusing himself from the vote regarding the Third Amendment). The Third Amendment clarified that, on a going-forward basis, the Executive Chairman position held by Mr. Farkas is the principal executive officer of the Company. Mr. Farkas will hold this position for a term of three (3) years, with an automatic one (1) year renewal unless either party terminates Mr. Farkas’ employment with the Company at least sixty (60) days prior to the expiration of the term.

The Company agreed that Mr. Farkas was paid $20,000 per month from July 24, 2015 to November 24, 2015 and we agreed to pay Mr. Farkas the equivalent of $15,000 per month in cash and $15,000 per month in shares of common stock for the past eighteen (18) months (from December 1, 2015 through May 31, 2017), or $270,000 in cash and $270,000 in common stock.

Prior to entering into an employment agreement dated October 15, 2010 with Mr. Farkas (the “Original Farkas Employment Agreement”), the Company and an entity controlled by Mr. Farkas entered into: (i) that certain Consulting Agreement dated October 20, 2009 (the “Consulting Agreement”); and (ii) that certain Car Charging Group, Inc. Fee/Commission Agreement dated November 17, 2009 (the “Fee Agreement”) and, after entering into the Original Farkas Employment Agreement, the parties entered into that certain Patent License Agreement dated March 29, 2012 among the Company, Mr. Farkas and Balance Holdings, LLC and the March 11, 2016 Agreement regarding the Patent License Agreement (collectively with the Fee Agreement and the Consulting Agreement, the “Affiliate Agreements”).

Upon the closing of the offering for which the Company filed a registration statement on Form S-1 on November 7, 2016 (as amended), Mr. Farkas will be paid: (i) $270,000 in cash for payments owed Mr. Farkas from December 1, 2015 through May 31, 2017; and (ii) at least $645,000 ($375,000 of commissions on hardware sales, accrued commissions on revenue from charging stations due pursuant to the Affiliate Agreements, and $270,000 of common stock for payments owed Mr. Farkas from December 1, 2015 through May 31, 2017) in units of the Company’s common stock and warrants sold in the offering at a 20% discount to the price per unit of the units sold in the offering. Pursuant to the Third Amendment, the Company and Mr. Farkas agreed that not all amounts due pursuant to the Affiliate Agreements had been calculated as of June 15, 2017. Once calculated prior to the offering, the additional amount shall be paid in the form of units at a 20% discount to the price per unit of the units sold in the offering.

In addition, pursuant to the Third Amendment, Mr. Farkas is due to receive (regardless of the status of the offering) warrants in replacement of expired warrants he was due to receive under the terms of the Original Farkas Employment Agreement. These warrants will expire five years after their issuance date: (a) warrants for 100,000 shares of common stock at an exercise price of $0.19 per share; (b) warrants for 3,433,335 shares of common stock at an exercise price of $0.43 per share; and (c) warrants for 2,200,000 shares of common stock at an exercise price of $0.74 per share. As of June 30, 2017, the fair value of the warrants was estimated to be approximately $526,000. Mr. Farkas will also receive options (regardless of the status of the offering) for 350,000 shares of common stock at an exercise price of $0.60 per share and options for 412,000 shares of common stock at an exercise price of $0.75 per share in connection with amounts owed pursuant to the Affiliate Agreements. As of June 30, 2017, the fair value of the options was estimated to be approximately $61,000.

The Third Amendment resolves all claims Mr. Farkas had with regard to the Affiliate Agreements.

Pursuant to the Third Amendment, Mr. Farkas’ salary will be, prior to the closing of the offering, $15,000 per month in cash and $15,000 per month in shares of common stock. After the closing of the offering, Mr. Farkas’ monthly salary will be $30,000 of cash compensation. If the Company has positive EBITDA for a fiscal quarter during the term of Mr. Farkas’ employment, his monthly salary shall be $40,000 of cash compensation for as long as the Company has positive EBITDA as assessed on a quarterly basis. Pursuant to the Third Amendment, Mr. Farkas will be entitled to salary and benefits for eighteen (18) months if he is terminated for a reason other than for cause.

Mr. Farkas agreed that the Fee Agreement and the Consulting Agreement are suspended and no payments are due thereunder (other than the payments specified in the Third Amendment) for as long as he is a full-time employee of the Company and is due to be paid a monthly salary of at least $30,000.

As of June 30, 2017, the Company has accrued for all necessary amounts due to Mr. Farkas which are specified above.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. RELATED PARTIES – CONTINUED

COMPENSATION AGREEMENT

On June 16, 2017, the Company entered into a compensation agreement with Ira Feintuch, its Chief Operating Officer (the “Compensation Agreement”). The Compensation Agreement clarifies the accrued compensation owed to Mr. Feintuch under the Fee/Commission Agreement dated November 19, 2009. Under the Compensation Agreement, Mr. Feintuch is entitled to receive (i) options for 350,000 shares of the Company’s common stock at an exercise price of $0.60 per share; and (ii) options for 480,000 shares of the Company’s common stock at an exercise price of $0.75 per share. As of June 30, 2017, options had not been issued and had a fair value of approximately $70,000.

Pursuant to the Compensation Agreement, Mr. Feintuch is due to receive (regardless of the status of the offering) $142,250 for accrued commissions on hardware sales and $31,969 for accrued commissions on revenue from charging stations. The aforementioned amounts of commissions on hardware sales and revenue from charging stations were calculated through March 31, 2017. The Company and Mr. Feintuch agreed that from April 1, 2017 through the closing of the offering, these commissions shall be calculated using the same formula (the “Additional Amounts”), and once approved by the Compensation Committee of the Board, will be paid to Mr. Feintuch.

The timing of the payments described above shall be as follows: The Company shall pay Mr. Feintuch the following by the third (3rd) business day following the closing of the offering: (i) $130,664 in cash (75% of the value of the accrued commissions on hardware sales and accrued commission on revenues from charging stations as calculated through March 31, 2017) and (ii) an amount of cash equal to 75% of the Additional Amounts. By the third (3rd) business day following the closing of this offering, the Company shall also issue to Mr. Feintuch (i) units of shares of common stock and warrants sold in the offering with a value of $43,555 (25% of the value of the accrued commissions on hardware sales and the accrued commission on revenue from charging stations, as calculated through March 31, 2017) at a 20% discount to the price per unit of the units sold in the offering; and (ii) an amount of units with a value of 25% of the Additional Amounts at a 20% discount to the price per unit of the units sold in the offering.

The Compensation Agreement resolves all claims Mr. Feintuch had with regard to the Fee/Commission Agreement.

As of June 30, 2017, the Company has accrued for all necessary amounts due to Mr. Feintuch which are specified above.

THIRD PARTY TRANSACTION

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

On March 20, 2017, in connection with the Company’s Miami Beach, Florida lease, the Company’s landlord filed a complaint for eviction with the Miami-Dade County Court against the Company as a result of the Company’s default under the lease for failing to pay rent, operating expenses and sales taxes of approximately $175,000, which represents the Company’s obligations under the lease through March 31, 2017, which was accrued for as of June 30, 2017. As a result of the action taken by the landlord, the Company accrued an additional $300,000 as of June 30, 2017, which represents the present value of the Company’s rent obligation through the end of the lease.

On May 22, 2017, the Company entered into a lease for 11,457 square feet of office and warehouse space in Phoenix, Arizona beginning June 1, 2017 and ending July 31, 2019. Monthly lease payments range from approximately $6,300 to $6,600 (with the Company paying approximately $6,300 in total during the first three months of the lease) for a total of approximately $155,000 for the total term of the lease.

Total rent expense, net of sublease income, for the three and six months ended June 30, 2017 was $30,615 and $62,067, respectively, and is recorded in other operating expenses on the condensed consolidated statements of operations. Total rent expense for the three and six months ended June 30, 2016, was $91,120 and $170,991, respectively, and is recorded in other operating expenses on the condensed consolidated statements of operations.

TAXES

The Company has not filed its Federal and State corporate income tax returns for the years ended December 31, 2014 and 2015. The Company has sustained losses for the years ended December 31, 2014 and 2015. The Company has determined that no tax liability, other than required minimums, has been incurred.

The Company is also delinquent in filing and, in certain instances, paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company has accrued an approximate $218,000 liability as of June 30, 2017 and December 31, 2016 related to this matter.

The Company is currently delinquent in remitting approximately $368,000 and $244,000 as of June 30, 2017 and December 31, 2016, respectively, of federal and state payroll taxes withheld from employees. On August 15, 2017, the Company sent a letter to the Internal Revenue Service (“IRS”) notifying the IRS of its intention to resolve the delinquent taxes upon the receipt of additional working capital.

LITIGATION AND DISPUTES

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink for the manufacturing and purchase of 6,500 charging cables by Blink, which had not taken delivery or made payment on the contract price of $737,425. ITT Cannon also seeks to be paid the cost of attorney’s fees as well as punitive damages. On June 13, 2017, Blink and ITT Cannon agreed to a settlement agreement under which the parties agreed to the following: (a) the Blink purchase order dated May 7, 2014 for 6,500 charging cables is terminated, cancelled and voided; (b) three (3) business days following the closing date of a public offering of the Company’s securities and listing of such securities on the Nasdaq Capital Market, the Company shall issue to ITT Cannon shares of the same class of the Company’s securities with an aggregate value of $200,000 (which was accrued at June 30, 2017); and (c) within seven (7) calendar days of the valid issuance of the shares in item (b) above, ITT Cannon shall ship and provide the remaining 6,500 charging cables to Blink and dismiss the arbitration without prejudice. If the public offering is not completed the settlement agreement will be terminated.

On April 8, 2016, Douglas Stein filed a Petition for Fee Arbitration with the State Bar of Georgia against the Company for breach of contract for failure to pay invoices in the amount of $178,893 for legal work provided. The invoices have been accrued for in the periods in which the services were provided. The Company has responded to the claim and is simultaneously pursuing settlement options. The parties failed to settle after numerous attempts. On February 15, 2017, the case was brought to the Georgia Arbitration Committee. On February 26, 2017, The Stein Law firm was awarded a summary judgment for $178,893, which has been confirmed and converted into a judgment by the Superior Court of Fulton County, Georgia on August 7, 2017 in the amount of $179,168, inclusive of court costs.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

On May 18, 2016, the Company was served with a complaint from Solomon Edwards Group, LLC for breach of written agreement and unjust enrichment for failure to pay invoices in the amount of $172,645 for services provided, plus interest and costs. The invoices have been accrued for in the periods in which the services were provided. The Company has responded to the claim and is simultaneously pursuing settlement options. On May 9, 2017, the Company issued 364,061 shares of common stock to Solomon Edwards Group, LLC in satisfaction of $121,800 of the Company’s liability.

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

On August 7, 2014, 350 Green received a copy of a complaint filed by Sheetz, a former vendor of 350 Green alleging breach of contract and unjust enrichment of $112,500. The complaint names 350 Green, 350 Holdings LLC and CCGI in separate breach of contract counts and names all three entities together in an unjust enrichment claim. CCGI and 350 Holdings will seek to be dismissed from the litigation, because, as the complaint is currently plead, there is no legal basis to hold CCGI or 350 Green liable for a contract to which they are not parties. The Company settled with Sheetz and the parties signed two agreements on February 23, 2017: a General Release and Settlement Agreement and a Exclusive Electronic Vehicle Charging Services Agreement. The settlement involved a combination of DC charging equipment, installation, charging services, shared driver charging revenue and maintenance for two systems in exchange for no further legal action between 350 Holdings or the Company. The Exclusive Electronic Vehicle Charging Services Agreement with Sheetz is for a five (5) year term. Pursuant to the agreement, Blink shall remit to Sheetz gross revenue generated by electric vehicle charging fees and advertising, minus (i) any and all taxes, (ii) 8% transaction fees, (iii) $18.00 per charger per month; and (iv) any electricity costs incurred by Blink ((i), (ii), (iii), and (iv) being referred to as the “Service Fees”). In the event the aggregate gross revenues are insufficient to cover the Service Fees incurred in a given month by the charging stations, such unpaid Service Fees will accrue to the following month. The agreement is subject to an automatic five-year renewal unless written notice for the contrary is provided.

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. v. 350 Green, LLC in favor of JNS, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. On April 7, 2016, JNS amended the complaint to add the Company alleging an unspecified amount of lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its unspecified attorney’s fees and costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. On July 26, 2017, the District Court denied the Company’s motion to dismiss the Company from the suit. The deadline for the Company to answer the second amended complaint is August 17, 2017. The deadline for the parties to complete discovery is December 8, 2017. The next status hearing on the matter is set for December 8, 2017. As of June 30, 2017, the Company accrued a $300,000 liability in connection with its settlement offer to JNS.

CAR CHARGING GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. SUBSEQUENT EVENTS

COMMON STOCK

Issuances

Subsequent to June 30, 2017 the Company appointed Robert Schweitzer as a new member of the Board of Directors. Pursuant to Mr. Schweitzer’s offer agreement, the Company issued 500,000 shares of common stock to him.

CONVERTIBLE NOTES

Amendment of Promissory Note

With respect to the securities and purchase agreement dated October 7, 2016, as amended on March 23, 2017 and May 15, 2017, on July 20, 2017, the parties agreed to amend the terms of the securities and purchase agreement and promissory note as follows:

The maturity date of the note is the earlier of August 20, 2017 or third business day after the closing of the Public Offering.

Issuances

With respect to the securities and purchase agreement dated October 7, 2016, as amended on March 23, 2017, May 15, 2017 and July 20, 2017, on July 23, 2017, the Company received an additional advance of $50,000 under the note. Pursuant to the terms of the note, the Company issued a warrant to purchase 71,429 shares of the Company’s common stock.

NON-CONVERTIBLE NOTES - RELATED PARTY

Issuances

Subsequent to June 30, 2017, the Company issued promissory notes in the aggregate principal amount of $135,078 to a company in which the Company’s Executive Chairman has a controlling interest. The notes bear interest at a rate of 10% per annum, which is payable upon maturity. The notes are payable on the earlier of October 17, 2017 or the closing date of a public offering of the Company’s securities which raises gross proceeds of at least $2,500,000. These notes may be prepaid in whole or in part at any time without penalty or premium.

STOCK WARRANTS

Issuance

On August 4, 2017, the Company issued five-year warrants to purchase an aggregate of 2,401,135 shares of common stock to our Chief Executive Officer in connection with his employment agreement. The warrants vest immediately and have exercise prices ranging from $0.70 to $3.00 per share.

Exchange

On August 14, 2017, the Company entered into a warrant exchange agreement with a warrant holder whereby the holder agreed to exchange warrants to purchase an aggregate of 2,500,000 shares of common stock for 2,500,000 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Car Charging Group, Inc. (and, including its subsidiaries, “CarCharging”, “CCGI”, “the Company”) as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to CarCharging. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q particularly in Item IA - Risk Factors.

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

As reflected in our unaudited condensed consolidated financial statements for the three months ended June 30, 2017, we had a cash balance, a working capital deficiency and an accumulated deficit of $584, $20,136,201 and $88,585,681, respectively. During the three and six months ended June 30, 2017, we incurred a net loss of $4,416,167 and $7,513,899, respectively. These factors raise substantial doubt about our ability to continue as a going concern within a year after the issuance date of this filing, as expressed in the notes to our condensed consolidated financial statements. Historically, we have been able to raise funds to support our business operations, although there can be no assurance we will be successful.

Through April 16, 2014, 350 Green was our wholly-owned subsidiary in which we had full control and the Company was consolidated. Beginning on April 17, 2014, when 350 Green’s assets and liabilities were transferred to a trust mortgage, 350 Green became a Variable Interest Entity (“VIE”). The consolidation guidance relating to accounting for VIEs requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. We determined that our Company is the primary beneficiary of 350 Green, and as such, 350 Green’s assets, liabilities and results of operations are included in our condensed consolidated financial statements. On May 18, 2017, each of 350 Green and Green 350 Trust Mortgage LLC filed to commence an assignment for the benefit of creditors, which results in their residual assets being controlled by an assignee in a judicial proceeding. As a result, as of May 18, 2017, 350 Green is no longer a variable interest entity of the Company and, accordingly, 350 Green’s approximately $3.7 million of liabilities have been deconsolidated from our financial statements.

Consolidated Results of Operations

Three Months Ended June 30, 2017 Compared With Three Months Ended June 30, 2016

Revenues

Total revenue for the three months ended June 30, 2017 was $532,974 compared to $868,024, a decline of $335,050, or 39%. The decline is primarily attributed to a $303,212, or 84%, decline in product sales that decreased to $56,957 for the three months ended June 30, 2017 compared to $360,169 for the three months ended June 30, 2016. The decrease was primarily due to lower volume of residential and commercial units sold during the three months ended June 30, 2017.

Charging service revenue company-owned charging stations was $244,931 for the three months ended June 30, 2017 compared to $284,203 for the three months ended June 30, 2016, a decrease of $39,272, or 14%. Charging services derived from revenue company-owned charging stations decreased primarily due to a $41,234 decrease in revenue from a program sponsored by Nissan North America that the Company has participated in since July 2014. The Program Coordinator pays the Company based on the number of program participants and the percentage of DC Fast Chargers in the program. Starting in July 2015, a private company participating in this program began adding chargers to the program and the Company generated less revenue as a result of the decline in its percentage of chargers in the program. The Company expects revenues derived from this program during the balance of 2017 to continue to be lower than the revenues it derived from this program in the same periods in 2016.

Total revenue from warranty revenue, network fees and other revenue was $146,755 for the three months ended June 30, 2017 as compared to $166,267 for the three months ended June 30, 2016, a decrease of $19,512, or 12%. The decrease is primarily attributable to a decrease in non-company-owned fee-generating units on our network during the three months ended June 30, 2017 as compared to the prior period, partially offset by an increase in maintenance contracts entered into by the Company as compared to the prior period.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, repairs and maintenance, electricity reimbursements and revenue share payments to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the three months ended June 30, 2017 were $390,049 as compared to $809,374 for the three months ended June 30, 2016. The decrease is primarily attributable to a decrease of $195,104, or 164%, in warranty and repairs and maintenance expense due to a lower cost of repairs provided by us as compared to repairs provided by third party vendors. Additionally, the decrease is due to a decrease of $98,412, or 25%, in total cost of revenues in connection with cost of charging services, host provider fees and cost of product sales, primarily due to a decrease in charging service revenues and equipment sales, as well as a reduction in depreciation and amortization expense that declined to $99,271 for the three months ended June 30, 2017 as compared to $231,853 for the three months ended June 30, 2016, as the underlying assets became fully depreciated since the 2016 period. There is a degree of variability in our gross margins related to charging services revenues from period to period primarily due to (i) the mix of revenue share payment arrangements, (ii) electricity reimbursements, and (iii) the costs of maintaining charging stations not currently in operation. Any variability in our gross margins related to equipment sales depends on the mix of products sold.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense increased by $824,672, or 69%, from $1,189,008 (consisting of approximately $0.9 million of cash compensation and approximately $0.3 million of non-cash compensation) for the three months ended June 30, 2016 to $2,013,680 (consisting of approximately $1.1 million of cash compensation and approximately $0.9 million of non-cash compensation) for the three months ended June 30, 2017. The increase was primarily attributable to increased non-cash compensation of approximately $651,000 earned by our Executive Chairman pursuant to his amended employment agreement and increased non-cash commission expenses of approximately $131,800 earned by a company owned by our Executive Chairman.

Other operating expenses consist primarily of rent, travel and IT expenses. Other operating expenses decreased by $158,808, or 43%, from $369,570 for the three months ended June 30, 2016 to $210,762 for the three months ended June 30, 2017. The decrease was primarily attributable to a reduction in rent expense, travel expense due to decreased travel, as well as a decreased in software development expenses in connection with generation 2 chargers.

General and administrative expenses decreased by $130,438, or 35%, from $368,813 for the three months ended June 30, 2016 to $238,375 for the three months ended June 30, 2017. The decrease was primarily attributable to a decrease in accounting expenses of approximately of $146,600, consulting fees of approximately $43,000 and credit card processing fees of approximately $32,000, partially offset by an increase in legal expenses of approximately $104,000.

Other Expense

Other expense increased by $1,619,040, or 339%, from $477,235 for the three months ended June 30, 2016 to $2,096,275 for the three months ended June 30, 2017. The increase was primarily due to an increase in amortization of discount on convertible debt of $1,097,777, a loss on settlement of accounts payable of $350,588, and the change of the warrant liabilities of $136,655 or 76%, from $179,849 for the three months ended June 30, 2016 to $316,504 for the three months ended June 30, 2017.

Net Loss

Our net loss for the three months ended June 30, 2017 increased by $2,070,191, or 88%, to $4,416,167 as compared to $2,345,976 for the three months ended June 30, 2016. The increase was primarily due to increased other expenses of $1,619,040 and increased operating expenses of $535,426. Our net loss attributable to common shareholders for the three months ended June 30, 2017 increased by $2,495,791, or 92%, from $2,711,276 to $5,207,067 for the aforementioned reasons and due to an increase in the dividend attributable to Series C Convertible Preferred shareholders of $425,600.

Six Months Ended June 30, 2017 Compared With Six Months Ended June 30, 2016

Revenues

Total revenue for the six months ended June 30, 2017 was $1,128,594 compared to $1,710,547, a decline of $581,953, or 34%. The decline is primarily attributed to a $439,830, or 68%, decline in product sales that decreased to $210,544 for the six months ended June 30, 2017 compared to $650,374 for the six months ended June 30, 2016. The decrease was primarily due to lower volume of residential and commercial units sold during the six months ended June 30, 2017.

Charging service revenue company-owned charging stations was $512,805 for the six months ended June 30, 2017 compared to $576,946 for the six months ended June 30, 2016, a decrease of $64,141, or 11%. Charging services derived from revenue company-owned charging stations decreased primarily due to a $80,306 decrease in revenue from a program sponsored by Nissan North America that the Company has participated in since July 2014. The Program Coordinator pays the Company based on the number of program participants and the percentage of DC Fast Chargers in the program. Starting in July 2015, a private company participating in this program began adding chargers to the program and the Company generated less revenue as a result of the decline in its percentage of chargers in the program. The Company expects revenues derived from this program during the balance of 2017 to continue to be lower than the revenues it derived from this program in the same periods in 2016.

Total revenue from warranty revenue, network fees and other revenue was $288,104 for the six months ended June 30, 2017 as compared to $326,062 for the six months ended June 30, 2016, a decrease of $37,958, or 12%. The decrease is primarily attributable to a decrease in non-company-owned fee-generating units on our network during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, partially offset by an increase in network fees as compared to the prior period.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, repairs and maintenance, electricity reimbursements and revenue share payments to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the six months ended June 30, 2017 were $822,456 as compared to $1,558,535 for the six months ended June 30, 2016. Cost of revenues decreased in virtually every category as compared to the 2016 period, however, the decrease is primarily attributable to a decrease of $249,458, or 130%, in warranty and repairs and maintenance expense due to a lower cost of repairs provided by us as compared to repairs provided by third party vendors. In addition, there was a decrease of $256,444, or 36%, in total cost of revenues in connection with cost of charging services, host provider fees and cost of product sales, primarily due to a decrease in charging service revenues and equipment sales, as well as a reduction in depreciation and amortization expense that declined to $211,424 for the six months ended June 30, 2017 as compared to $433,957 for the six months ended June 30, 2016, as the underlying assets became fully depreciated since the 2016 period. There is a degree of variability in our gross margins related to charging services revenues from period to period primarily due to (i) the mix of revenue share payment arrangements, (ii) electricity reimbursements, and (iii) the costs of maintaining charging stations not currently in operation. Any variability in our gross margins related to equipment sales depends on the mix of products sold.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense increased by $358,250, or 14%, from $2,652,787 (consisting of approximately $1.9 million of cash compensation and approximately $0.8 million of non-cash compensation) for the six months ended June 30, 2016 to $3,011,037 (consisting of approximately $1.9 million of cash compensation and approximately $1.1 million of non-cash compensation) for the six months ended June 30, 2017. The increase was attributable to increased non-cash compensation of approximately $263,000, primarily due to non-cash compensation earned by our Executive Chairman pursuant to his amended employment agreement, increased commission expenses of approximately $185,000 earned by a company owned by our Executive Chairman and increased consulting fees of $70,000 associated with our former acting Chief Financial Officer.

Other operating expenses consist primarily of rent, travel and IT expenses. Other operating expenses decreased by $260,670, or 36%, from $714,373 for the six months ended June 30, 2016 to $453,703 for the six months ended June 30, 2017. The decrease was primarily attributable to a reduction in rent expense, travel expense due to decreased travel, as well as decreased IT expenses due to decreased call center expenses as the Company inaugurated their own internal call center in Phoenix, Arizona during 2016.

General and administrative expenses decreased by $85,634, or 13%, from $637,717 for the six months ended June 30, 2016 to $552,083 for the six months ended June 30, 2017. The decrease was primarily attributable to a decrease in accounting expenses of approximately of $205,000 and consulting expenses of approximately $80,000, partially offset by an increase in legal and professional fees of approximately $257,000.

During the six months ended June 30, 2017, we incurred lease termination costs of $300,000 which represents the fair value of our remaining under our lease agreement.

Other Expense

Other expense increased by $609,311, or 21%, from $2,893,903 for the six months ended June 30, 2016 to $3,503,214 for the six months ended June 30, 2017. The increase was primarily due to an increase in amortization of discount on convertible debt of $1,712,678 and interest expense of $288,397, partially offset by a decrease in the change of the fair value of warrant liabilities of $1,413,464.

Net Loss

Our net loss for the six months ended June 30, 2017 increased by $767,131, or 11%, to $7,513,899 as compared to $6,746,768 for the six months ended June 30, 2016. The increase was primarily due an increase in other expenses of $609,311 and in increase of total operating expenses of $311,946, partially offset by an increase in gross profit of $154,126. Our net loss attributable to common shareholders for the six months ended June 30, 2017 increased by $1,629,231, or 22%, from $7,430,468 to $9,059,699 for the aforementioned reasons and due to an increase in the dividend attributable to Series C Convertible Preferred shareholders of $862,100.

Liquidity and Capital Resources

During the six months ended June 30, 2017, we financed our activities from proceeds derived from debt and equity financing. A significant portion of the funds raised from the sale of capital stock have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the six months ended June 30, 2017 and 2016, we used cash of $1,556,018 and $1,434,505, respectively, in operations. Our cash use for the six months ended June 30, 2017 was primarily attributable to our net loss of $7,513,899, adjusted for net non-cash expenses in the aggregate amount of $4,172,923, partially offset by $1,784,958 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used in operating activities for the six months ended June 30, 2016 was primarily attributable to our net loss of $6,746,768, adjusted for non-cash expenses in the aggregate amount of $4,123,786, partially offset by $1,188,477 of net cash provided by changes in the levels of operating assets and liabilities.

During the six months ended June 30, 2017, cash used in investing activities was $206, which was used to purchase charger cables. Net cash used in investing activities was $58,669 during the six months ended June 30, 2016, which was used to purchase office and computer equipment.

Net cash provided by financing activities for the six months ended June 30, 2017 was $1,550,910, of which, $1,597,667 was provided in connection with the issuance of various forms of notes payable and $84,144 provided from bank overdrafts, partially offset by the payment of $38,263 of associated with future offering costs and $87,823 of debt issuance costs as well as the repayment of notes payable of $4,815. Cash provided by financing activities for the six months ended June 30, 2016 was $1,487,710, of which, $1,314,620 of net proceeds (gross proceeds of $1,367,120 less issuance costs of $52,500) were from the sale of Series C Convertible Preferred Stock and warrants, $200,000 was provided in connection with proceeds from the issuance of convertible notes to a related party, partially offset by the repayment of notes payable of $26,910.

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

Through June 30, 2017, we incurred an accumulated deficit since inception of $88,585,681. As of June 30, 2017, we had a cash balance and working capital deficit of $584 and $19,610,301, respectively. During the six months ended June 30, 2017, we incurred a net loss of $7,513,899. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the issuance date of this filing.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 was revised in July 2015 to be effective for interim periods beginning on or after December 15, 2017 and should be applied on a transitional basis either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of these ASUs on its consolidated financial position and results of operations.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods for our fiscal year ending December 31, 2019 for share-based payment awards modified on or after the adoption date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated cash flows and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features. Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the ASU, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share ("EPS") reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of these ASUs on its consolidated financial position and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 7, 2014, 350 Green received a copy of a complaint filed by Sheetz, a former vendor of 350 Green alleging breach of contract and unjust enrichment of $112,500. The complaint names 350 Green, 350 Holdings LLC and the Company in separate breach of contract counts and names all three entities together in an unjust enrichment claim. The Company and 350 Holdings will seek to be dismissed from the litigation, because, as the complaint is currently plead, there is no legal basis to hold the Company or 350 Green liable for a contract to which they are not parties. The Company settled with Sheetz and the parties signed two agreements on February 23, 2017: a General Release and Settlement Agreement and a Exclusive Electronic Vehicle Charging Services Agreement. The settlement involved a combination of DC charging equipment, installation, charging services, shared driver charging revenue and maintenance for two systems in exchange for no further legal action between 350 Holdings or the Company. The Exclusive Electronic Vehicle Charging Services Agreement with Sheetz is for a five (5) year term. Pursuant to the agreement, Blink shall remit to Sheetz gross revenue generated by electric vehicle charging fees and advertising, minus (i) any and all taxes, (ii) 8% transaction fees, (iii) $18.00 per charger per month; and (iv) any electricity costs incurred by Blink ((i), (ii), (iii), and (iv) being referred to as the “Service Fees”). In the event the aggregate gross revenues are insufficient to cover the Service Fees incurred in a given month by the charging stations, such unpaid Service Fees will accrue to the following month. The agreement is subject to an automatic five year renewal unless written notice for the contrary is provided.

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. v. 350 Green, LLC in favor of JNS, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. On April 7, 2016, JNS amended the complaint to add the Company alleging an unspecified amount of lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its unspecified attorney’s fees and costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. On July 26, 2017, the District Court denied the Company’s motion to dismiss the Company from the suit. The deadline for the Company to answer the second amended complaint is August 17, 2017. The deadline for the parties to complete discovery is December 8, 2017. The next status hearing on the matter is set for December 8, 2017. As of June 30, 2017, the Company accrued a $300,000 liability in connection with its settlement offer to JNS.

LITIGATION UPDATES

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink for the manufacturing and purchase of 6,500 charging cables by Blink, which had not taken delivery or made payment on the contract price of $737,425. ITT Cannon also seeks to be paid the cost of attorney’s fees as well as punitive damages. On June 13, 2017, Blink and ITT Cannon agreed to a settlement agreement under which the parties agreed to the following: (a) the Blink purchase order dated May 7, 2014 for 6,500 charging cables is terminated, cancelled and voided; (b) three (3) business days following the closing date of a public offering of the Company’s securities and listing of such securities on the Nasdaq Capital Market, the Company shall issue to ITT Cannon shares of the same class of the Company’s securities with an aggregate value of $200,000 (which was accrued at June 30, 2017); and (c) within seven (7) calendar days of the valid issuance of the shares in item (b) above, ITT Cannon shall ship and provide the remaining 6,500 charging cables to Blink and dismiss the arbitration without prejudice.

On April 8, 2016, Douglas Stein filed a Petition for Fee Arbitration with the State Bar of Georgia against the Company for breach of contract for failure to pay invoices in the amount of $178,893 for legal work provided. The invoices have been accrued for in the periods in which the services were provided. The Company has responded to the claim and is simultaneously pursuing settlement options. The parties failed to settle after numerous attempts. On February 15, 2017, the case was brought to the Georgia Arbitration Committee. On February 26, 2017, The Stein Law firm was awarded a summary judgment for $178,893, which has been confirmed and converted into a judgment by the Superior Court of Fulton County, Georgia on August 7, 2017 in the amount of $179,168, inclusive of court costs.

On May 18, 2016, the Company was served with a complaint from Solomon Edwards Group, LLC for breach of written agreement and unjust enrichment for failure to pay invoices in the amount of $172,645 for services provided, plus interest and costs. The invoices have been accrued for in the periods in which the services were provided. The Company has responded to the claim and is simultaneously pursuing settlement options. On May 9, 2017, the Company issued 364,061 shares of common stock to Solomon Edwards Group, LLC in satisfaction of $121,800 of the Company’s liability.

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

We are dependent on the interoperability of our mobile applications with popular mobile operating systems that we do not control, such as Google’s Android and Apple’s iOS, and any changes in such systems that degrade our products’ functionality or give preferential treatment to competitive products could adversely affect the usage of our applications on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards.

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

We have entered into various agreements with purchasers of our securities from time to time which require us to register under the Securities Act the resale of shares of our common stock that we have issued or will be required to issue to such purchasers. We had failed to perform our obligations under these agreements and had accrued registration rights penalties, inclusive of accrued interest, in an aggregate amount equal to $11,677 as of June 30, 2017. On May 8, 2017, the Company issued a total of 61,740 Series C Preferred Shares to forty-eight (48) stockholders as payment in full, among other items, of registration rights penalties accrued through March 31, 2017.

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

We have entered into various agreements with purchasers of our securities from time to time which require us to enable sales of our common stock pursuant to Rule 144 of the Securities Act by filing our 10-Ks and 10-Qs in a timely fashion. Until we became current in our filings in August 2016, we had failed to perform our obligations under these agreements and had accrued public information failure rights penalties in an aggregate amount equal to $3,005,277, inclusive of accrued interest, as of March 31, 2017. On May 8, 2017, the Company issued a total of 61,740 shares of Series C Preferred Stock to forty-eight (48) stockholders as payment, among other item, of these public information failure rights penalties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Pursuant to the Purchase Agreement with JMJ, during the six months ended June 30, 2017, the Company received additional advances of an aggregate of $1,500,100 under the Promissory Note and the Company issued five-year warrants to purchase an aggregate of 2,142,998 shares of the Company’s common stock. The aggregate exercise price of the warrants is $1,500,100.

On May 5, 2017, the Board approved, and on May 8, 2017, the Company issued an aggregate of 2,166 shares of Common Stock to five people in satisfaction of aggregate liabilities of $386,900 associated with certain professional and other consulting fee agreements.

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

ITEM 5. OTHER INFORMATION.

Item 1.01 Entry into a Material Definitive Agreement

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Third Amendment to Employment Agreement

Effective June 15, 2017, we amended our employment agreement with Michael Farkas, our Executive Chairman (the “Third Amendment”). This Third Amendment was approved by the Compensation Committee and the Board as a whole (with Mr. Farkas recusing himself from the vote regarding the Third Amendment). The Third Amendment clarified that, on a going-forward basis, the Executive Chairman position held by Mr. Farkas is the principal executive officer of the Company. Mr. Farkas will hold this position for a term of three (3) years, with an automatic one (1) year renewal unless either party terminates Mr. Farkas’ employment with the Company at least sixty (60) days prior to the expiration of the term.

We agreed that Mr. Farkas was paid $20,000 per month from July 24, 2015 to November 24, 2015 and we agreed to pay Mr. Farkas the equivalent of $15,000 per month in cash compensation for the past eighteen (18) months (from December 1, 2015 through May 31, 2017), or $270,000.

Prior to entering into the Original Farkas Employment Agreement, the Company and an entity controlled by Mr. Farkas entered into: (i) that certain Consulting Agreement dated October 20, 2009 (the “Consulting Agreement”); and (ii) that certain Car Charging Group, Inc. Fee/Commission Agreement dated November 17, 2009 (the “Fee Agreement”) and, after entering into the Original Farkas Employment Agreement, the parties entered into that certain Patent License Agreement dated March 29, 2012 among the Company, Mr. Farkas and Balance Holdings, LLC and the March 11, 2016 Agreement regarding the Patent License Agreement (collectively with the Fee Agreement and the Consulting Agreement, the “Affiliate Agreements”).

Upon the closing of the offering for which the Company filed a registration statement on Form S-1 on November 7, 2016 (as amended), Mr. Farkas will be paid: (i) $270,000 in cash for payments owed Mr. Farkas from December 1, 2015 through May 31, 2017; and (ii) at least $645,000 (the value of the accrued commissions on hardware sales, accrued commissions on revenue from charging stations due pursuant to the Affiliate Agreements, and accrued monthly stock compensation) in units of the Company’s Common Stock and warrants sold in the offering at a 20% discount to the price per unit of the units sold in the offering. Pursuant to the Third Amendment, we and Mr. Farkas agreed that not all amounts due pursuant to the Affiliate Agreements had been calculated as of June 15, 2017. Once calculated prior to the offering, the additional amount shall be paid in the form of units at a 20% discount to the price per unit of the units sold in the offering.

In addition, pursuant to the Third Amendment, Mr. Farkas is due to receive (regardless of the status of the offering) warrants in replacement of expired warrants he was due to receive under the terms of the Original Farkas Employment Agreement. These warrants will expire five years after their issuance date (all share amounts and exercise prices in this paragraph are on a pre-split basis): (a) warrants for 100,000 shares of our Common Stock at an exercise price of $0.19 per share; (b) warrants for 3,433,335 shares of our Common Stock at an exercise price of $0.43 per share; and (c) warrants for 2,200,000 shares of our Common Stock at an exercise price of $0.74 per share. Mr. Farkas will also receive options (regardless of the status of the offering) for 350,000 shares of our Common Stock at an exercise price of $0.60 per share and options for 412,000 shares of our Common Stock at an exercise price of $0.75 per share in connection with amounts owed pursuant to the Affiliate Agreements.

The Third Amendment resolves all claims Mr. Farkas had with regard to the Affiliate Agreements.

Pursuant to the Third Amendment, Mr. Farkas’ salary will be, prior to the closing of the offering, fifteen thousand dollars ($15,000) per month in cash and fifteen thousand dollars ($15,000) per month in shares of our Common Stock. Pursuant to the Third Amendment, Mr. Farkas will be entitled to salary and benefits for eighteen (18) months if he is terminated for a reason other than for cause (defined in the Original Farkas Employment Agreement as a conviction for committing or participating in an injurious act that constitutes fraud, gross negligence, misrepresentation, or embezzlement with regard to the Company). After the closing of the offering, Mr. Farkas’ salary monthly salary during will be $30,000 of cash compensation. If the Company has positive EBITDA for a fiscal quarter during the term of Mr. Farkas’ employment, his monthly salary shall be $40,000 of cash compensation for as long as the Company has positive EBITDA as assessed on a quarterly basis.

Mr. Farkas agreed that the Fee Agreement and the Consulting Agreement are suspended and no payments are due thereunder (other than the payments specified in the Third Amendment) for as long as he is a full-time employee of the Company and is due to be paid a monthly salary of at least $30,000.

The foregoing description of the terms of the Third Amendment is qualified in its entirety by reference to the provisions of the Agreement filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Compensation Agreement

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

On June 16, 2017, the Company entered into a Compensation Agreement with Mr. Feintuch. The Compensation Agreement clarifies the accrued compensation owed to Mr. Feintuch under the Fee/Commission Agreement. Upon signing the Compensation Agreement, Mr. Feintuch received (i) options for 350,000 shares of the Company’s Common Stock at an exercise price of $0.60 per share; and (ii) options for 480,000 shares of the Company’s Common Stock at an exercise price of $0.75 per share.

Pursuant to the Compensation Agreement, Mr. Feintuch is due to receive (regardless of the status of the offering) $142,250 for accrued commission on hardware sales and $31,969 for accrued commissions on revenue from charging stations. The aforementioned amounts of commissions on hardware sales and revenue from charging stations were calculated through March 31, 2017. The Company and Mr. Feintuch agreed that from April 1, 2017 through the closing of the offering, these commissions shall be calculated using the same formula (the “Additional Amounts”), and once approved by the Compensation Committee of the Board, will be paid to Mr. Feintuch.

The timing of the payments described above shall be as follows: The Company shall pay Mr. Feintuch (i) $130,664 in cash (75% of the value of the accrued commissions on hardware sales and accrued commission on revenues from charging stations as calculated through March 31, 2017 and (ii) an amount of cash equal to 75% of the Additional Amounts by the third (3rd) business day following the closing of the offering. By the third (3rd) business day following the closing of the offering, the Company shall also issue to Mr. Feintuch (i) units of shares of Common Stock and warrants sold in the offering with a value of $43,555 (25% of the value of the accrued commissions on hardware sales and the accrued commission on revenue from charging stations, as calculated through March 31, 2017) at a 20% discount to the price per unit of the units sold in the offering; and (ii) an amount of units with a value of 25% of the Additional Amounts at a 20% discount to the price per unit of the units sold in the offering.

The Compensation Agreement resolves all claims Mr. Feintuch had with regard to the Fee/Commission Agreement.

The foregoing description of the terms of the Compensation Agreement is qualified in its entirety by reference to the provisions of the Agreement filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Warrant Exchange Agreement

On August 14, 2017, the Company and Wolverine Flagship Fund Trading Limited (“Wolverine”) entered into a Warrant Exchange Agreement (the “Warrant Agreement”). Pursuant to the Warrant Agreement, Wolverine agreed to exchange its 2,500,000 warrant shares for the same number of shares of the Company’s common stock. There is no “lockup” agreement with regard to the shares of common stock Wolverine is receiving pursuant to the Warrant Agreement.

The foregoing description of the terms of the Warrant Agreement is qualified in its entirety by reference to the provisions of the Warrant Agreement filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Accrued Board Compensation

On June 8, 2017, the Board approved the following compensation to be paid to members of the Board based on the accrued amounts owed to such Board members as of March 31, 2017. The compensation will be paid by the third business day following: (i) a public offering of the Company’s securities; and (ii) the listing of the Company’s shares of common stock on the NASDAQ or other national securities exchange (collectively, the “Offering”);

Cash Compensation for Attendance at Board Meetings

Donald Engel - $69,827; Michael Farkas - $46,651; Mike Calise – $34,913; Andrew Shapiro – $32,203; Andy Kinard – $32,095 (Board Member until July 17, 2017); and Kevin Evans – $11,122 (Board Member from October 19, 2016 to December 8, 2016).

Additional Cash Compensation

Mr. Shapiro – $117,500 (this amount represents accrued fees of $25,000 per quarter payable pursuant to Mr. Shapiro’s Offer Letter Agreement with the Company dated March 27, 2014).

Issuance of Securities for Attendance at Board Meetings

Each of Messrs. Farkas, Kinard, and Calise will receive units of shares of the Company’s common stock and warrants (with each such warrant having an exercise price equal to the price per unit of the units sold in the Offering) with the total units issued to each Board member having the values listed below based on a twenty percent (20%) discount to the price per unit of the units sold in the Offering: Mr. Farkas - $46,651; Mr. Calise – $34,913; and Mr. Kinard – $32,095.

Mr. Shapiro will receive warrants with an exercise price per warrant share equal to the price per unit of the units sold in the Offering with the total warrants issued having a value of $32,203 based on the valuation of Doty Scott Enterprises, Inc. of the warrants sold in the Offering.

ITEM 6. EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Amendment #2 to the Securities Purchase Agreement, between JMJ Financial and the Company, dated May 15, 2017	10-Q	10.3	05/15/2017
10.2	Amendment #3 to the Securities Purchase Agreement, between JMJ Financial and the Company, dated June 15, 2017	S-1	10.35	07/06/2017
10.3	Compensation Agreement by and between the Company and Ira Feintuch dated June 16, 2017	S-1	10.2	07/06/2017
10.4	Third Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated June 15, 2017	S-1	10.7	07/06/2017
10.5	Form of Series A Preferred Stock Letter Agreements	S-1	10.8	07/06/2017
10.6	Form of Series C Preferred Stock and Warrants Letter Agreements	S-1	10.37	07/06/2017
10.7	Warrant Exchange Agreement between Wolverine Flagship Fund Trading Limited and the Company, dated August 14, 2017				X
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2017	CAR CHARGING GROUP, INC.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Executive Chairman
(Principal Executive Officer)

