Form 10-Q
period 2017-09-30
Blink Charging Co.
filed 2017-11-20
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 333-149784

BLINK CHARGING CO.

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

As of November 16, 2017, the registrant had 4,812,632 common shares issued and outstanding.

BLINK CHARGING CO. & SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLINK CHARGING CO. & SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets

Current Assets:
Cash	$9,062	$5,898
Accounts receivable and other receivables, net	159,394	128,315
Inventory, net	253,025	394,825
Prepaid expenses and other current assets	112,412	84,631

Total Current Assets	533,893	613,669

Fixed assets, net	436,589	755,682
Intangible assets, net	108,745	116,482
Deferred public offering costs	781,416	335,475
Other assets	40,037	89,573

Total Assets	$1,900,680	$1,910,881

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$4,218,199	$3,500,267
Accounts payable [1]	-	3,728,193
Accrued expenses	32,550,018	7,955,976
Accrued expenses [1]	-	5,969
Accrued public information fee	-	3,005,277
Derivative liabilities	26,628,006	1,583,103
Convertible notes payable, net of debt discount of $129,508 and $501,981 as of September 30, 2017 and December 31, 2016, respectively	2,626,419	581,274
Convertible notes payable - related party	752,645	495,000
Notes payable, net of debt discount of $41,622 and $0 as of September 30, 2017 and December 31, 2016, respectively	556,344	342,781
Current portion of deferred revenue	401,054	600,700
Total Current Liabilities	67,732,685	21,798,540
Deferred revenue, net of current portion	58,261	99,495

Total Liabilities	67,790,946	21,898,035

Series B Convertible Preferred Stock, 10,000 shares designated, 8,250 shares issued and outstanding as of September 30, 2017 and December 31, 2016	825,000	825,000

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 40,000,000 shares authorized; Series A Convertible Preferred Stock, 20,000,000 shares designated, 11,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	11,000	11,000
Series C Convertible Preferred Stock, 250,000 shares designated, 220,432 and 150,426 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	220	150
Common stock, $0.001 par value, 500,000,000 shares authorized, 4,812,632 and 1,609,530 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	4,813	1,610
Additional paid-in capital	115,474,814	64,078,182
Accumulated deficit	(182,206,113)	(81,071,782)

Total Blink Charging Co. - Stockholders’ Deficiency	(66,715,266)	(16,980,840)
Non-controlling interest [1]	-	(3,831,314)

Total Stockholder’s Deficiency	(66,715,266)	(20,812,154)

Total Liabilities and Stockholders’ Deficiency	$1,900,680	$1,910,881

[1] - Related to 350 Green, which, as of May 18, 2017, is no longer a variable interest entity of the Company and, accordingly, 350 Green’s was deconsolidated as of May 18, 2017.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. & SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues:
Charging service revenue - company-owned charging stations	$328,302	$317,443	$879,428	$958,376
Product sales	157,264	205,821	367,808	856,196
Grant and rebate revenue	14,978	71,126	93,798	228,290
Warranty revenue	36,484	33,347	103,188	100,844
Network fees	59,604	46,047	168,334	135,409
Other	10,267	75,166	122,937	180,381

Total Revenues	606,899	748,950	1,735,493	2,459,496

Cost of Revenues:
Cost of charging services - company-owned charging stations	106,606	51,351	171,284	152,884
Host provider fees	55,047	111,557	202,432	383,086
Cost of product sales	4,661	80,510	245,832	417,125
Network costs	21,781	166,233	236,675	388,771
Warranty and repairs and maintenance	30,771	21,895	(26,325)	214,257
Depreciation and amortization	86,744	263,110	298,168	697,067

Total Cost of Revenues	305,610	694,656	1,128,066	2,253,190

Gross Profit	301,289	54,294	607,427	206,306

Operating Expenses:
Compensation	1,080,644	1,564,463	4,091,681	4,217,250
Other operating expenses	227,927	342,774	681,630	1,057,147
General and administrative expenses	222,399	420,953	774,482	1,058,670
Lease termination costs	-	-	300,000	-

Total Operating Expenses	1,530,970	2,328,190	5,847,793	6,333,067

Loss From Operations	(1,229,681)	(2,273,896)	(5,240,366)	(6,126,761)

Other Expense:
Interest expense	(95,215)	(57,937)	(454,164)	(128,489)
Amortization of discount on convertible debt	(151,002)	(168,443)	(1,863,680)	(168,443)
(Loss) gain on settlement of accounts payable, net	(1,014)	503,125	22,914	503,125
Loss on settlement reserve	(12,450,000)	-	(12,975,588)	-
Change in fair value of warrant liabilities	(72,101,423)	(255,788)	(72,882,216)	(2,450,045)
Loss on disposal of fixed assets	-	(8,751)	-	(17,348)
Loss on inducement	(7,570,581)	-	(7,570,581)	-
Loss on deconsolidation of 350 Green	-	-	(97,152)	-
Investor warrant expense	-	(1,011)	-	(7,295)
Non-compliance penalty for delinquent regular SEC filings	-	(94,830)	-	(571,543)
Non-compliance penalty for SEC registration requirement	(21,516)	(50,625)	(73,498)	(188,125)

Total Other Expense	(92,390,751)	(134,260)	(95,893,965)	(3,028,163)

Net Loss	(93,620,432)	(2,408,156)	(101,134,331)	(9,154,924)
Dividend attributable to Series C shareholders	(828,500)	(386,700)	(2,374,300)	(1,070,400)
Net Loss Attributable to Common Shareholders	$(94,448,932)	$(2,794,856)	$(103,508,631)	$(10,225,324)

Net Loss Per Share
- Basic and Diluted	$(34.68)	$(1.74)	$(52.04)	$(6.39)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	2,723,437	1,609,530	1,989,022	1,600,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. & SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Deficiency

For the Nine Months Ended September 30, 2017

(unaudited)

									Non
	Convertible						Additional		Controlling	Total
	Preferred-A		Preferred-C		Common Stock		Paid-In	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Deficiency

Balance - December 31, 2016	11,000,000	$11,000	150,426	$150	1,609,530	$1,610	$64,078,182	$(81,071,782)	$(3,831,314)	(20,812,154)

Stock-based compensation	-	-	-	-	10,000	10	203,937	-	-	203,947

Series C convertible preferred stock issued in satisfaction of public information fee	-	-	30,235	30	-	-	3,023,470	-	-	3,023,500

Series C convertible preferred stock issued in satisfaction of registration rights penalty	-	-	12,455	13	-	-	1,245,487	-	-	1,245,500

Series C convertible preferred stock dividends:						-
Accrual of dividends earned	-	-	-	-	-	-	(2,374,300)	-	-	(2,374,300)
Payment of dividends in kind	-	-	27,316	27	-	-	2,731,473	-	-	2,731,500

Common stock issued in partial satisfaction of debt	-	-	-	-	21,166	21	181,903	-	-	181,924

Common stock issued in exchange for warrants	-	-	-	-	3,170,937	3,171	46,384,662	-	-	46,387,833

Impact of share rounding as a result of reverse stock split	-	-	-	-	999	1	-	-	-	1

Deconsolidation of 350 Green	-	-	-	-	-	-	-	-	3,831,314	3,831,314

Net loss	-	-	-	-	-	-	-	(101,134,331)	-	(101,134,331)
	-
Balance - September 30, 2017	11,000,000	$11,000	220,432	$220	4,812,632	$4,813	$115,474,814	$(182,206,113)	$-	$(66,715,266)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Nine Months Ended
	September 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(101,134,331)	$(9,154,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	323,186	744,354
Accretion of interest expense	239,711	-
Amortization of discount on convertible debt	1,863,680	168,443
Change in fair value of warrant liabilities	72,882,216	2,450,045
Loss on inducement	7,570,581	-
Provision for bad debt	38,275	95,715
Loss on disposal of fixed assets	-	17,348
Loss on deconsolidation of 350 Green	97,152	-
Gain on settlement of accounts payable, net	(22,914)	-
Non-compliance penalty for delinquent regular SEC filings	-	571,543
Non-compliance penalty for SEC registration requirement	73,498	188,125
Non-cash compensation:
Convertible preferred stock	-	131,967
Common stock	670,003	192,881
Options	155,938	815,353
Warrants	606,891	7,295
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(69,354)	522,076
Inventory	160,829	251,236
Prepaid expenses and other current assets	(27,781)	138,569
Deposits	-	39,456
Other assets	49,536	(105,223)
Accounts payable and accrued expenses	14,743,743	1,548,913
Deferred revenue	(240,880)	(536,635)

Total Adjustments	99,114,310	7,241,461

Net Cash Used in Operating Activities	(2,020,021)	(1,913,463)

Cash Flows From Investing Activities
Purchases of fixed assets	(12,681)	(80,463)

Net Cash Used In Investing Activities	(12,681)	(80,463)

Cash Flows From Financing Activities
Proceeds from sale of shares of Series C Convertible Preferred stock and warrants	-	1,367,120
Payment of Series C Convertible Preferred Stock issuance costs	-	(52,500)
Payments of future offering costs	-	(60,209)
Payments of deferred public offering costs	(38,263)	-
Payments of debt issuance costs	(72,945)	(45,000)
Bank overdrafts, net	84,144	139,844
Proceeds from issuance of convertible note payable	1,550,100	-
Proceeds from issuance of notes payable to non-related party	260,000	-
Proceeds from issuance of notes payable to a related party	257,645	600,000
Repayment of notes and convertible notes payable	(4,815)	(135,428)

Net Cash Provided by Financing Activities	2,035,866	1,813,827

Net Increase (Decrease) In Cash	3,164	(180,099)

Cash - Beginning of Period	5,898	189,231

Cash - Ending of Period	$9,062	$9,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows – Continued

(unaudited)

	For The Nine Months Ended
	September 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$44	$2,245

Non-cash investing and financing activities:
Return and retirement of common stock in connection with settlement	$-	$45,000
Issuance of common stock for services previously accrued	$181,924	$26,982
Accrual of contractual dividends on Series C Convertible Preferred Stock	$2,374,300	$1,070,400
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$2,731,500	$(611,600)
Issuance of Series C Convertible Preferred Stock in satisfaction of public information fee	$3,023,500	$-
Issuance of Series C Convertible Preferred Stock in satisfaction of registration rights penalty	$1,245,500	$-
Transfer of inventory to fixed assets	$19,029	$55,207
Accrual of warrant obligation in connection with issuance of notes payable	$8,616	$-
Issuance or accrual of common stock, warrants and embedded conversion options as debt discount in connection with the issuance of notes payable	$1,382,224	$204,465
Warrants issued in connection with sale of Series C convertible preferred stock	$-	$178,414
Accrual of deferred public offering costs	$407,679	$-
Accrual of issuance costs on Series C Convertible Preferred Stock	$-	$159,335
Issuance of common stock in exchange for warrants	$46,387,833	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Blink Charging Co. was incorporated on October 3, 2006 under the laws of the State of Nevada as New Image Concepts, Inc. On December 7, 2009, New Image Concepts, Inc. changed its name to Car Charging Group, Inc. On August 17, 2017, Car Charging Group, Inc. changed its name to Blink Charging Co.

Blink Charging Co., through its wholly-owned subsidiaries (collectively, the “Company” or “Blink”), is a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services. Blink offers both residential and commercial EV charging equipment, enabling EV drivers to easily recharge at various location types.

Blink’s principal line of products and services is its Blink EV charging network (the “Blink Network”) and EV charging equipment (also known as electric vehicle supply equipment) and EV related services. The Blink Network is a proprietary cloud-based software that operates, maintains, and tracks all of the Blink EV charging stations and the associated charging data. The Blink Network provides property owners, managers, and parking companies (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations, payment processing, and provides EV drivers with vital station information including station location, availability, and applicable fees.

Blink offers its Property Partners a flexible range of business models for EV charging equipment and services. In its comprehensive and turnkey business model, Blink owns and operates the EV charging equipment, manages the installation, maintenance, and related services; and shares a portion of the EV charging revenue with the property owner. Alternatively, Property Partners may share in the equipment and installation expenses, with Blink operating and managing the EV charging stations and providing connectivity to the Blink Network. For Property Partners interested in purchasing and owning EV charging stations that they manage, Blink provides EV charging hardware, site recommendations, connectivity to the Blink Network, and service and maintenance services.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2017 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year ending December 31, 2017 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2016 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 14, 2017.

Effective August 29, 2017, pursuant to authority granted by the stockholders of the Company, the Company implemented a 1-for-50 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split”). The number of authorized shares remains unchanged. All share and per share information has been retroactively adjusted to reflect the Reverse Split for all periods presented, unless otherwise indicated. See Note 7 – Stockholders’ Deficiency for additional details regarding the Company’s authorized capital.

2. GOING CONCERN AND MANAGEMENT’S PLANS

As of September 30, 2017, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $9,062, $67,198,792 and $182,206,113, respectively. During the three and nine months ended September 30, 2017, the Company incurred a net loss of $93,620,432 and $101,134,331, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a year after the issuance date of this filing.

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

Subsequent to September 30, 2017, the Company received an aggregate of $949,900 associated with the issuance of a convertible note payable and non-convertible notes payable. See Note 5 – Notes Payable – Convertible and Other and Notes and Note 10 – Subsequent Events – Promissory Note for additional details. The Company is currently funding its operations on a month-to-month basis. While there can be no assurance that it will be successful, the Company is in active negotiations to raise additional capital. On November 7, 2016, the Company filed, and subsequently amended, a registration statement on Form S-1 to register its securities for the purpose of raising capital under the Securities Act of 1933. There can be no assurance that the Company will be successful in raising such capital.

BLINK CHARGING CO. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Blink Charging Co. and its wholly-owned subsidiaries, including Car Charging, Inc., Beam Charging LLC (“Beam”), EV Pass LLC (“EV Pass”), Blink Network LLC (“Blink Network”) and Car Charging China Corp. (“Car Charging China”). All intercompany transactions and balances have been eliminated in consolidation.

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

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of September 30, 2017 and December 31, 2016, there was an allowance for uncollectable amounts of $38,275 and $42,349, respectively. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

INVENTORY

Inventory is comprised of electric charging stations and related parts, which are available for sale or for warranty requirements. Inventories are stated at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of sales and inventory that is installed on the premises of participating owner/operator properties, where the Company retains ownership, is transferred to fixed assets at the carrying value of the inventory. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. Based on the aforementioned periodic reviews, the Company recorded an inventory reserve for slow-moving or excess inventory of $192,000 and $154,000 as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 and December 31, 2016, the Company’s inventory was comprised solely of finished goods and parts that are available for sale.

FIXED ASSETS

Fixed assets are stated at cost, net of accumulated depreciation and amortization which is recorded commencing at the in-service date using the straight-line method over the estimated useful lives of the assets. Accumulated depreciation and amortization as of September 30, 2017 and December 31, 2016 was $5,044,518 and $4,726,861, respectively.

BLINK CHARGING CO. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INTANGIBLE ASSETS

Intangible assets were acquired in conjunction with the acquisition of Blink Network during 2013 and were recorded at their fair value at such time. Trademarks are amortized on a straight-line basis over their useful life of ten years. Patents are amortized on a straight-line basis over the lives of the patent (twenty years or less), commencing when the patent is approved and placed in service on a straight-line basis. Accumulated amortization related to intangible assets as of September 30, 2017 and December 31, 2016 was $41,496 and $33,759, respectively.

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

BLINK CHARGING CO. & SUBSIDIARIES

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

CONCENTRATIONS

During the nine months ended September 30, 2017, revenues generated from Entity C represented approximately 10%, of the Company’s total revenue. During the three and nine months ended September 30, 2016, revenues generated from Entity C represented approximately 15% and 14%, respectively, of the Company’s total revenue. During the three and nine months ended September 30, 2017, revenues generated from Entity D represented approximately 26% and 21% of the Company’s total revenue. The Company generated charging service revenues from a customer (Entity C) and equipment sales revenue from a customer (Entity D). As of September 30, 2017 and December 31, 2016, accounts receivable from Entity C was 10% and 18%, respectively, of total accounts receivable.

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

BLINK CHARGING CO. & SUBSIDIARIES

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

The following common stock equivalents are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	September 30
	2017	2016
Convertible preferred stock	2,884,383	1,017,646
Warrants	266,143	1,109,672
Options	147,300	138,467
Convertible notes	19,856	15,647
Total potentially dilutive shares	3,317,682	2,281,432

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

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The core principle of the standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance in ASU 2014-09 was revised in July 2015 to be effective for interim periods beginning on or after December 15, 2017 and should be applied on a transitional basis either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of these ASUs on its consolidated financial position and results of operations, however, based on its preliminary analysis, the Company does not believe the adoption of these ASUs will have a material impact on its condensed consolidated financial position and results of operations.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods for our fiscal year ending December 31, 2019 for share-based payment awards modified on or after the adoption date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its condensed consolidated financial statements and related disclosures.

BLINK CHARGING CO. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS - CONTINUED

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features. Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the ASU, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of these ASUs on its consolidated financial position and results of operations.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) which is intended to better align an entity’s risk management activities and its financial reporting for hedging relationships. ASU 2017-12 will change both the designation and measurement guidance for a qualifying hedging relationship and the presentation of the impact of the hedging relationship on the entity’s financial statements. In addition, ASU 2017-12 contains targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness and eliminates the requirement for an entity to separately measure and report hedge ineffectiveness. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its condensed consolidated financial statements and related disclosures.

4. ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
Registration rights penalty	$21,517	$967,928
Accrued consulting fees	214,958	184,800
Accrued host fees	1,514,327	1,308,897
Accrued professional, board and other fees	1,544,196	1,381,399
Accrued wages	803,708	241,466
Accrued commissions	835,001	445,000
Warranty payable	235,000	338,000
Accrued taxes payable	566,825	511,902
Accrued payroll taxes payable	576,709	122,069
Warrants payable	2,530,714	155,412
Accrued issuable equity	9,352,068	862,377
Accrued interest expense	206,720	273,838
Accrued lease terminiation costs	300,000	-
Accrued settlement reserve costs	12,975,588	-
Dividend payable	848,900	1,150,100
Other accrued expenses	23,787	12,788
Total accrued expenses	$32,550,018	$7,955,976

BLINK CHARGING CO. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACCRUED EXPENSES – CONTINUED

REGISTRATION RIGHTS PENALTY

In connection with the sale of the Company’s Series C Convertible Preferred Stock, the Company granted the purchasers certain registration rights. On November 7, 2016, the Company filed a registration statement under the Securities Act of 1933 but, as of September 30, 2017, the registration statement had not been declared effective by the SEC. The registration rights agreements entered into with the Series C Convertible Preferred Stock purchasers provide that the Company has to pay liquidated damages equal to 1% of all Series C subscription amounts received on the date the Series C resale registration statement was due to be filed pursuant to such registration rights agreements. The Company is required to pay such penalty each month thereafter until the resale registration statement is filed and once filed the Company has 30 days for the registration statement to be deemed effective otherwise the penalty resumes each month until the terms are met. The maximum liquidated damages amount is 10% of all Series C subscription amounts received. Failure to pay such liquidated damages results in interest on such damages at a rate of 18% per annum becoming due. On May 9, 2017, the Company issued 12,455 shares of Series C Convertible Preferred Stock in satisfaction of $1,245,500 of liabilities associated with the Company’s registration rights penalty.

ACCRUED PROFESSIONAL, BOARD AND OTHER FEES

Accrued professional, board and other fees consist of investment banking fees, professional fees, bonuses, board of director fees, network fees, installation costs and other miscellaneous fees. As of September 30, 2017 and December 31, 2016, accrued investment banking fees were $860,183, which were payable in cash.

On June 8, 2017, the Board approved aggregate compensation of $490,173 (compromised of $344,311 to be paid in cash and $145,862 to be paid in units of shares of the Company’s common stock and warrants (with each such warrant having an exercise price equal to the price per unit of the units sold in the public offering) at a 20% discount to the price per unit sold in the public offering to be paid to members of the Board based on the accrued amounts owed to such Board members as of March 31, 2017. The compensation will be paid by the third business day following: (i) a public offering of the Company’s securities; and (ii) the listing of the Company’s shares of common stock on the NASDAQ or other national securities exchange.

ACCRUED COMMISSIONS

See Note 8 – Related Parties for additional details.

WARRANTY PAYABLE

The Company provides a limited product warranty against defects in materials and workmanship for its Blink Network residential and commercial chargers, ranging in length from one to two years. The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of sales. Estimated warranty costs are based on historical product data and anticipated future costs. Should actual cost to repair and failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. For the nine months ended September 30, 2017, the change in reserve was approximately $9,000. Warranty expenses (benefit) for the three and nine months ended September 30, 2017 were $30,771 and $(26,325) respectively. Warranty expenses for the three and nine months ended September 30, 2016 were $21,895 and $214,258 respectively.

ACCRUED ISSUABLE EQUITY

In connection with the issuance of a convertible note payable in 2016, the Company is obligated to issue to the purchaser shares of common stock equal to 48% of the consideration paid by the purchaser. The Company must issue such shares on the earlier of (i) the fifth (5th) trading day after the pricing of the public offering (defined as a public offering of the Company’s securities to raise gross proceeds of at least $20,000,000) and (ii) May 15, 2017. As of September 30, 2017, the purchaser paid aggregate consideration of $2,500,100 to the Company but the Company has not yet issued the common stock to the purchaser. As a result, the Company accrued the remaining $1,224,048 obligation which represents the fair value of the share obligation. See Note 5 – Notes Payable – Convertible and Other Notes for additional details.

BLINK CHARGING CO. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACCRUED EXPENSES - CONTINUED

ACCRUED ISSUABLE EQUITY – CONTINUED

Separately, during the nine months ended September 30, 2017, the Company issued an aggregate of 11,503 shares of common stock in partial satisfaction of certain liabilities.

During the three months ended September 30, 2017, the Company entered into agreements with certain warrant holders to exchange warrants to purchase an aggregate of 726,504 shares of common stock with an approximate value on the date of exchange of $2.3 million for an aggregate of 710,841 shares of common stock with an approximate value on the date of exchange of $8.0 million. As a result, the Company recorded a loss on inducement expense of approximately $5.7 million during the three and nine months ended September 30, 2017 related to the exchange. As of September 30, 2017, the shares of common stock had not been issued by the Company such that the Company included the $8.0 million value within accrued expenses on the condensed consolidated balance sheet.

See Note 6 – Fair Value Measurement for details associated with the issuance of warrants in satisfaction of a liability to issue certain awards to the Company’s Chief Executive Officer.

See Note 8 – Related Parties – Employment Agreement for details related to replacement of expired warrants.

RELEASE OF LIABILITY

On March 24, 2017, the Company was released from a $23,928 liability pursuant to a professional service agreement, such that it recognized a gain on forgiveness of accounts payable of $22,914 during the nine months ended September 30, 2017. See Note 9 – Commitments and Contingencies – Litigation and Disputes for additional information.

ACCRUED LEASE TERMINATION COSTS

See Note 9 – Commitments and Contingencies – Operating Lease for additional details.

ACCRUED SETTLEMENT RESERVE COSTS

See Note 5 – Notes Payable – Convertible and Other Notes and Note 9 – Commitments and Contingencies – Litigation and Disputes.

5. NOTES PAYABLE

CONVERTIBLE AND OTHER NOTES

Amendment of Promissory Note

With respect to the securities purchase agreement dated October 7, 2016 (the “Purchase Agreement”) with JMJ Financial (“JMJ”), as amended most recently on August 29, 2017, the parties agreed to amend the terms of the Purchase Agreement and promissory note (the “Promissory Note”) as follows:

The maturity date of the Promissory Note is the earlier of December 15, 2017 or the third business day after the closing of the Public Offering.

Pursuant to the default provisions of the Promissory Note, the Company accrued a $12 million default penalty as of September 30, 2017, which was included within accrued expenses on the condensed consolidated balance sheet.

See Note 10 - Subsequent Events - Promissory Note for additional details.

BLINK CHARGING CO. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. NOTES PAYABLE – CONTINUED

CONVERTIBLE AND OTHER NOTES - CONTINUED

Amendment of Promissory Note - Continued

With respect to the Origination Shares, on the fifth (5th) trading day after the pricing of the public offering, but in no event later than maturity date, the Company shall deliver to JMJ such number of duly and validly issued, fully paid and non-assessable Origination Shares equal to 48% of the consideration paid by JMJ, divided by the lowest of (i) $35.00 per share, or (ii) the lowest daily closing price of the Common Stock during the ten days prior to delivery of the Origination Shares (subject to adjustment for stock splits), or (iii) 80% of the Common Stock offering price of the public offering, or (iv) 80% of the unit price offering price of the public offering (if applicable), or (v) the exercise price of any warrants issued in the public offering. In the event that the public offering is not completed before the maturity date, so long as purchaser owns any of the Origination Shares at the time of a subsequent public offering where the pricing terms above would result in a lower Origination Share pricing, the Origination Shares pricing shall be subject to a reset based on the same above pricing terms (such that the Origination Shares issuance price would be reduced and the number of Origination Shares issued would be increased to equal the Origination Dollar Amount). Unless otherwise agreed by both parties, at no time will the Company issue to JMJ such number of Origination Shares that would result in JMJ owning more than 9.99% of the number of shares of Common Stock outstanding of the Issuer immediately after giving effect to the issuance of the Origination Shares.

Issuances

With respect to the Securities Purchase Agreement, during the nine months ended September 30, 2017, the Company received additional advances of an aggregate of $1,550,100 under the Promissory Note, such that, as of September 30, 2017, an aggregate of $2,550,100 had been advanced to the Company by JMJ. Pursuant to the terms of the Securities Purchase Agreement, the Company is required to repay an aggregate of $1,649,749 to JMJ in connection with the advances received during the nine months ended September 30, 2017. The $99,649 difference between the principal amount and the cash received was recorded as debt discount and is being accreted to interest expense over the term of the Promissory Note.

Pursuant to the terms of the Promissory Note, during the nine months ended September 30, 2017, the Company issued five-year warrants to purchase an aggregate of 44,289 shares of the Company’s common stock with an issuance date fair value of an aggregate of $80,056, which was recorded as a derivative liability. The aggregate exercise price of the warrants is $1,550,110. As of September 30, 2017, the Company had not issued the Origination Shares (as defined in the Securities Purchase Agreement) associated with the advances to-date and, as a result, accrued for the remaining $1,224,048 fair value of the obligation as of September 30, 2017. See Note 4 – Accrued Expenses – Accrued Issuable Equity. The conversion option of the Promissory Note was determined to be a derivative liability. The aggregate issuance date fair value of the warrants, Origination Shares, conversion option, placement agent fees and other issuance costs in connection with the advances during the nine months ended September 30, 2017 was $1,594,139, which was recorded as a debt discount against the principal amount of the Promissory Note. The $54,322 of debt discount in excess of the principal was recognized immediately and the remaining $1,539,817 of debt discount is being recognized over the term of the Promissory Note.

During the nine months ended September 30, 2017, the Company issued note payables in the aggregate principal amount of $260,000 to certain lenders. Interest on the notes accrues at a rate of 12% annually and is payable at maturity. The notes mature on the earlier of December 29, 2017 or the Company receiving $5,000,000 from equity investors or through debt financings. In connection with the issuances of these notes, the Company issued five-year warrants to purchase an aggregate of 15,600 shares of common stock at an exercise price the lower of $35.00 per share or a price equal to a twenty percent discount to the price per share sold in any equity financing transaction within the next twelve months whereby the Company cumulatively receives at least $1,000,000. The aggregate grant date fair value of the warrants of $52,260 was recorded as an original issue discount and is being amortized over the terms of the respective notes.

BLINK CHARGING CO. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. NOTES PAYABLE - CONTINUED

CONVERTIBLE AND OTHER NOTES - CONTINUED

Extension

During the nine months ended September 30, 2017, the Company and a lender agreed to extend a note payable with a principal balance of $50,000 and a maturity date of February 2016, to the earlier of: (a) December 29, 2017; or (b) the Company receiving $5 million in proceeds from equity and/or debt financings. The lender also waived any past events of default with regard to a failure to make payments pursuant to the original note, as amended. In connection with the extension the Company issued the lender a five-year warrant to purchase 10,000 shares of common stock with an exercise price the lower of $35.00 per share or a price equal to a twenty percent (20%) discount to the price per share sold in any equity financing transaction within the next twelve months whereby the Company cumulatively receives at least $1,000,000. The aggregate grant date fair value of $33,500 was recorded as an inducement expense and has been recorded on the condensed consolidated statement of operations as a component of other expense for the three and nine months ended September 30, 2017.

CONVERTIBLE AND OTHER NOTES - RELATED PARTY

During the nine months ended September 30, 2017, the Company issued a convertible note payable in the principal amount of $50,000 to a company wholly-owned by the Company’s Executive Chairman of the Board of Directors. Interest on the note accrues at a rate of 15% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $35.00 per share. The note is secured by substantially all of the assets of the Company.

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

During the three months ended September 30, 2017, the Company issued promissory notes in the aggregate principal amount of $160,078 to a company in which the Company’s Executive Chairman has a controlling interest. The notes bear interest at a rate of 10% per annum, which is payable upon maturity. The notes are payable on the earlier of October 17, 2017 or the closing date of a public offering of the Company’s securities which raises gross proceeds of at least $2,500,000. These notes may be prepaid in whole or in part at any time without penalty or premium.

Effective August 23, 2017, the Company entered into an agreement with a company in which the Company’s Executive Chairman has a controlling interest (the “BLNK Conversion Agreement”) where the parties agreed to, upon the closing of the offering for which the Company filed a registration statement on Form S-1 on November 7, 2016 (as amended), convert an aggregate of $209,442 of principal and interest into common stock, determined by the following formula: (i) the Debt amount multiplied by a factor of 115 and (ii) then divided by 80% of the per share price of common stock sold in the offering. If the Company converts securities at more favorable terms than those provided in the BLNK Conversion Agreement, then the conversion price herein shall be automatically modified to equal such more favorable terms. The BLNK Conversion Agreement expires on December 29, 2017.

INTEREST EXPENSE

Interest expense for the three and nine months ended September 30, 2017 was $95,215 and $445,510, respectively. Interest expense for the three and nine months ended September 30, 2016 was $57,937 and $128,489, respectively.

BLINK CHARGING CO. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. FAIR VALUE MEASUREMENT

See Note 5 – Notes Payable – Convertible and Other Notes for warrants classified as derivative liabilities that were issued in connection with a convertible note.

On August 4, 2017, the Company issued five-year warrants to purchase an aggregate of 48,023 shares of common stock to our Chief Executive Officer in connection with his employment agreement. The warrants vest immediately and have exercise prices ranging from $35.00 to $150.00 per share. The warrants had an issuance date fair value of $153,529, which was recorded as a derivative liability.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Risk-free interest rate	1.55 - 1.62%	0.58% - 1.08%	1.47 - 1.62%	0.58% - 1.16%
Expected term (years)	1.28 - 3.75	2.28 - 5.00	1.28 - 4.00	2.28 - 5.00
Expected volatility	114% - 130%	123% - 139%	114% - 149%	114% - 154%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Derivative Liabilities
Beginning balance as of January 1, 2017	$1,583,103
Issuance of warrants	936,881
Change in fair value of derivative liability	24,108,022
Ending balance as of September 30, 2017	$26,628,006

Warrants Payable
Beginning balance as of January 1, 2017	$155,412
Accrual of other warrant obligations	8,616
Change in fair value of warrants payable	2,366,686
Ending balance as of September 30, 2017	$2,530,714

BLINK CHARGING CO. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. FAIR VALUE MEASUREMENT - CONTINUED

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$26,628,006	$26,628,006
Warrants payable	-	-	2,530,714	2,530,714
Total liabilities	$-	$-	$29,158,720	$29,158,720

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$1,583,103	$1,583,103
Warrants payable	-	-	155,412	155,412
Total liabilities	$-	$-	$1,738,515	$1,738,515

7. STOCKHOLDERS’ DEFICIENCY

PREFERRED STOCK

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock shall have no liquidation preference so long as the Series C Convertible Preferred Stock shall be outstanding.

Series B Convertible Preferred Stock

On December 31, 2016, the Company received a notice of redemption from the creditors committee of the ECOtality estate to redeem 2,750 shares of Series B Convertible Preferred Stock for $275,000. As of September 30, 2017, the redemption amount remained outstanding. The Company has the option to settle the redemption request either by the repayment in cash or by the issuance of shares of common stock.

As of September 30, 2017, the liquidation preference for the Series B Convertible Preferred Stock amounted to $825,000.

Series C Convertible Preferred Stock

During the nine months ended September 30, 2017, the Company issued an aggregate of 70,006 shares of Series C Convertible Preferred Stock in satisfaction of aggregate liabilities of approximately $7,027,000 associated with the Company’s registration rights penalty, public information fee and Series C Convertible Preferred Stock dividends. As of September 30, 2017 and December 31, 2016, the Company recorded a dividend payable liability on the shares of Series C Convertible Preferred Stock of $848,900 and $1,150,100, respectively. See Note 4 – Accrued Expenses.

In the event of a liquidation, the Series C Convertible Preferred Stock is also entitled to a liquidation preference equal to the stated value plus any accrued and unpaid dividends, which, as of September 30, 2017, was equal to $22,955,100.

See Note 7 – Stockholder’s Deficiency – Exchange of Warrants and Series C Convertible Preferred Stock for details regarding the exchange of Series C Convertible Preferred Stock for common stock.

BLINK CHARGING CO. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. STOCKHOLDERS’ DEFICIENCY - CONTINUED

COMMON STOCK

Effective August 29, 2017, pursuant to authority granted by the stockholders of the Company, the Company implemented a 1-for-50 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split”). The number of authorized shares remains unchanged. All share and per share information has been retroactively adjusted to reflect the Reverse Split for all periods presented, unless otherwise indicated.

During the nine months ended September 30, 2017, the Company issued an aggregate of 21,166 shares of common stock as partial satisfaction of certain liabilities associated with certain professional and other consulting fee agreements.

During the nine months ended September 30, 2017, the Company issued 10,000 shares of common stock to a director with an issuance date fair value of $90,000, which was recognized immediately.

See Note 7 – Stockholder’s Deficiency – Exchange of Warrants and Series C Convertible Preferred Stock for details regarding the exchange of Warrants and Series C Convertible Preferred Stock for common stock.

WARRANT EXERCISE

On August 29, 2017, a company in which the Company’s Executive Chairman has a controlling interest exercised warrants to purchase 3,100,000 shares of common stock on a cashless basis and received 2,990,404 shares of common stock. The warrants contained a provision in their agreement such that they were not impacted by the Reverse Split. As a result, since the exercised warrants were previously classified as a derivative liability, the Company recorded a mark-to-market adjustment during the three months ended September 30, 2017 of approximately $43.9 million which was included within change in fair value of warrant liabilities on the condensed consolidated statement of operations.

EXCHANGE OF WARRANTS AND SERIES C CONVERTIBLE PREFERRED STOCK

During the nine months ended September 30, 2017, the Company sent out letters to various holders of warrants and Series C Convertible Preferred Stock that contained an offer for the holder to (i) exchange their existing warrants for common stock of the Company and (ii) exchange their existing Series C Preferred Stock for common stock of the Company. The holders agreed to (i) exchange warrants to purchase an aggregate of 92,176 shares of common stock with an exercise price of $35.00 per share for an aggregate of 90,926 shares of common stock (the “Warrant Exchange”) and (ii) exchange an aggregate of 12,678 shares of Series C Convertible Preferred Stock for common stock based upon a formula defined in the agreement (the “Series C Preferred Stock Exchange”). On August 25, 2017, the Company issued an aggregate of 90,926 shares of common stock in connection with the Warrant Exchange. The Warrant Exchange is effective immediately and the Series C Preferred Stock Exchange is effective upon the closing of the public offering (collectively defined as a public offering of securities to raise up to $20,000,000 and to list the Company’s shares of common stock on the NASDAQ). The Series C Preferred Stock shall be exchanged for common stock using the following formula: the number of shares of Series C Convertible Preferred Stock owned multiplied by a factor of 115 and divided by 80% of the price per share of common stock sold in the in the public offering. Certain holders also agreed to not, without prior written consent of the underwriter, sell or otherwise transfer any shares of common stock or any securities convertible into common stock for a period of 270 days from the effective date of the Series C Preferred Stock Exchange.

During the three months ended September 30, 2017, the Company entered into agreements with certain warrant holders to exchange warrants to purchase an aggregate of 180,533 shares of common stock with an approximate value on the date of exchange of $0.6 million for an aggregate of 180,533 shares of common stock with an approximate value on the date of exchange of $3.0 million. As a result, the Company recorded a loss on inducement expense of approximately $2.4 million during the three and nine months ended September 30, 2017 related to the exchange.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to preferred stock, common stock, stock options and warrants for the three and nine months ended September 30, 2017 of $322,426 and $1,432,832, respectively, and for the three and nine months ended September 30, 2016 in the amounts of $305,458, and $1,147,496, respectively, which is included within compensation expense on the condensed consolidated statement of operations. As of September 30, 2017, there was $1,358 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 0.12 years.

BLINK CHARGING CO. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. RELATED PARTIES

See Note 5 - Notes Payable – Convertible and Other Notes – Related Party and Note 7 – Stockholders’ Deficiency – Warrant Exercise.

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

Prior to entering into an employment agreement dated October 15, 2010 with Mr. Farkas (the “Original Farkas Employment Agreement”), the Company and an entity controlled by Mr. Farkas entered into: (i) that certain Consulting Agreement dated October 20, 2009 (the “Consulting Agreement”); and (ii) that certain Blink Charging Co. Fee/Commission Agreement dated November 17, 2009 (the “Fee Agreement”) and, after entering into the Original Farkas Employment Agreement, the parties entered into that certain Patent License Agreement dated March 29, 2012 among the Company, Mr. Farkas and Balance Holdings, LLC and the March 11, 2016 Agreement regarding the Patent License Agreement (collectively with the Fee Agreement and the Consulting Agreement, the “Affiliate Agreements”).

Upon the closing of the offering for which the Company filed a registration statement on Form S-1 on November 7, 2016 (as amended), Mr. Farkas will be paid: (i) $270,000 in cash for payments owed Mr. Farkas from December 1, 2015 through May 31, 2017; and (ii) at least $645,000 ($375,000 of commissions on hardware sales, accrued commissions on revenue from charging stations due pursuant to the Affiliate Agreements, and $270,000 of common stock for payments owed Mr. Farkas from December 1, 2015 through May 31, 2017) in units of the Company’s common stock and warrants sold in the offering at a 20% discount to the price per unit of the units sold in the offering. Pursuant to the Third Amendment, the Company and Mr. Farkas agreed that not all amounts due pursuant to the Affiliate Agreements had been calculated as of June 15, 2017. Once calculated prior to the offering, the additional amount shall be paid in the form of units at a 20% discount to the price per unit of the units sold in the offering. See Note 8 – Related Parties – Conversion Agreements for additional details.

In addition, pursuant to the Third Amendment, Mr. Farkas is due to receive (regardless of the status of the offering) warrants in replacement of expired warrants he was due to receive under the terms of the Original Farkas Employment Agreement. These warrants will expire five years after their issuance date: (a) warrants for 2,000 shares of common stock at an exercise price of $9.50 per share; (b) warrants for 68,667 shares of common stock at an exercise price of $21.50 per share; and (c) warrants for 44,000 shares of common stock at an exercise price of $37.00 per share. As of September 30, 2017, the fair value of the warrants was estimated to be approximately $732,000. Mr. Farkas will also receive options (regardless of the status of the offering) for 7,000 shares of common stock at an exercise price of $30.00 per share and options for 8,240 shares of common stock at an exercise price of $37.50 per share in connection with amounts owed pursuant to the Affiliate Agreements. As of September 30, 2017, the fair value of the options was estimated to be approximately $90,000.

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

As of September 30, 2017, the Company has accrued for all necessary amounts due to Mr. Farkas which are specified above.

BLINK CHARGING CO. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. RELATED PARTIES – CONTINUED

CONVERSION AGREEMENTS

Effective August 23, 2017, the Company entered into an agreement with Michael D. Farkas, its Executive Chairman (the “Conversion Agreement”) where the parties agreed to, upon the closing of the offering for which the Company filed a registration statement on Form S-1 on November 7, 2016 (as amended), convert $315,000 of payments owed Mr. Farkas from December 1, 2015 through August 31, 2017 (“Debt”) into common stock, determined by the following formula: (i) the Debt amount multiplied by a factor of 115 and (ii) then divided by 80% of the per share price of common stock sold in the offering. If the Company converts securities at more favorable terms than those provided to Mr. Farkas, then the Debt conversion price shall be automatically modified to equal such more favorable terms. The Conversion Agreement expires on December 29, 2017.

See Note 5 – Notes Payable – Convertible and Other Notes – Related Party for details related to the conversion of notes payable.

COMPENSATION AGREEMENT

On June 16, 2017, the Company entered into a compensation agreement with Ira Feintuch, its Chief Operating Officer (the “Compensation Agreement”). The Compensation Agreement clarifies the accrued compensation owed to Mr. Feintuch under the Fee/Commission Agreement dated November 19, 2009. Under the Compensation Agreement, Mr. Feintuch is entitled to receive (i) options for 7,000 shares of the Company’s common stock at an exercise price of $30.00 per share; and (ii) options for 9,600 shares of the Company’s common stock at an exercise price of $37.50 per share. As of September 30, 2017, options had not been issued and had a fair value of approximately $97,000.

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

As of September 30, 2017, the Company has accrued for all necessary amounts due to Mr. Feintuch which are specified above.

THIRD PARTY TRANSACTION

On February 7, 2017, a company in which Mr. Farkas has a controlling interest purchased the following securities from a stockholder of the Company for $1,000,000: 142,857 shares of common stock, 114,491 shares of Series C Preferred Stock, warrants to purchase 526,604 shares of the Company’s common stock, and all rights, claims, title, and interests in any securities of whatever kind or nature issued or issuable as a result of the stockholder’s ownership of the Company’s securities.

9. COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

On February 28, 2017, the Company vacated the Phoenix, Arizona space and has no further obligation in connection with the sublease.

On March 20, 2017, in connection with the Company’s Miami Beach, Florida lease, the Company’s landlord filed a complaint for eviction with the Miami-Dade County Court against the Company as a result of the Company’s default under the lease for failing to pay rent, operating expenses and sales taxes of approximately $175,000, which represents the Company’s obligations under the lease through March 31, 2017, which was accrued for as of September 30, 2017. As a result of the action taken by the landlord, the Company accrued an additional $300,000 as of September 30, 2017, which represents the present value of the Company’s rent obligation through the end of the lease.

BLINK CHARGING CO. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES – CONTINUED

OPERATING LEASE - CONTINUED

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

Total rent expense, net of sublease income, for the three and nine months ended September 30, 2017 was $39,976 and $117,194, respectively, and is recorded in other operating expenses on the condensed consolidated statements of operations. Total rent expense for the three and nine months ended September 30, 2016, was $34,100 and $205,091, respectively, and is recorded in other operating expenses on the condensed consolidated statements of operations.

TAXES

The Company has not filed its Federal and State corporate income tax returns for the years ended December 31, 2014, 2015 and 2016. The Company has sustained losses for the years ended December 31, 2014, 2015 and 2016. The Company has determined that no tax liability, other than required minimums, has been incurred.

The Company is also delinquent in filing and, in certain instances, paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company accrued an approximate $227,000 and $218,000 liability as of September 30, 2017 and December 31, 2016, respectively, related to this matter.

The Company is currently delinquent in remitting approximately $577,000 and $244,000 as of September 30, 2017 and December 31, 2016, respectively, of federal and state payroll taxes withheld from employees. On August 15, 2017, the Company sent a letter to the Internal Revenue Service (“IRS”) notifying the IRS of its intention to resolve the delinquent taxes upon the receipt of additional working capital.

LITIGATION AND DISPUTES

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink Network for the manufacturing and purchase of 6,500 charging cables by Blink Network, which had not taken delivery or made payment on the contract price of $737,425. ITT Cannon also seeks to be paid the cost of attorney’s fees as well as punitive damages. On June 13, 2017, Blink Network and ITT Cannon agreed to a settlement agreement under which the parties agreed to the following: (a) the Blink Network purchase order dated May 7, 2014 for 6,500 charging cables is terminated, cancelled and voided; (b) three (3) business days following the closing date of a public offering of the Company’s securities and listing of such securities on the Nasdaq Capital Market, the Company shall issue to ITT Cannon shares of the same class of the Company’s securities with an aggregate value of $200,000 (which was accrued at September 30, 2017); and (c) within seven (7) calendar days of the valid issuance of the shares in item (b) above, ITT Cannon shall ship and provide the remaining 6,500 charging cables to Blink Network and dismiss the arbitration without prejudice. If the public offering is not completed the settlement agreement will be terminated.

On April 8, 2016, Douglas Stein filed a Petition for Fee Arbitration with the State Bar of Georgia against the Company for breach of contract for failure to pay invoices in the amount of $178,893 for legal work provided. The invoices have been accrued for in the periods in which the services were provided. The Company has responded to the claim and is simultaneously pursuing settlement options. The parties failed to settle after numerous attempts. On February 15, 2017, the case was brought to the Georgia Arbitration Committee. On February 26, 2017, The Stein Law firm was awarded a summary judgment for $178,893, which has been confirmed and converted into a judgment by the Superior Court of Fulton County, Georgia on August 7, 2017 in the amount of $179,168, inclusive of court costs, which continues to accrue both interest at the rate of 7.25% per annum on that amount calculated on a daily as of February 28, 2014, and costs to-date of $40,000 which are hereby added to the foregoing judgment amount (all of which was accrued at September 30, 2017). In connection with perfecting the Georgia judgment in the State of New York, Mr. Stein served an Information Subpoena with Restraining Notice dated September 12, 2017 on the underwriter of the offering for which the Company filed a registration statement on Form S-1 on November 7, 2016 (as amended) (the “Restraining Notice”). The Restraining Notice seeks to force the underwriter to pay the judgment amount directly out of the proceeds of the offering. The underwriter may seek to withdraw as the underwriter of the Company's registered offering if Mr. Stein does not withdraw the Restraining Notice. The Company continues to pursue a settlement with Mr. Stein including with regard to the withdrawal of the Restraining Notice.

BLINK CHARGING CO. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

On May 18, 2016, the Company was served with a complaint from Solomon Edwards Group, LLC for breach of written agreement and unjust enrichment for failure to pay invoices in the amount of $172,645 for services provided, plus interest and costs. The invoices have been accrued for in the periods in which the services were provided. The Company has responded to the claim and is simultaneously pursuing settlement options. On May 9, 2017, the Company issued 7,281 shares of common stock to Solomon Edwards Group, LLC in satisfaction of $121,800 of the Company’s liability.

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

On August 7, 2014, 350 Green received a copy of a complaint filed by Sheetz, a former vendor of 350 Green alleging breach of contract and unjust enrichment of $112,500. The complaint names 350 Green, 350 Holdings LLC and Blink Charging Co. in separate breach of contract counts and names all three entities together in an unjust enrichment claim. Blink Charging Co. and 350 Holdings will seek to be dismissed from the litigation, because, as the complaint is currently plead, there is no legal basis to hold Blink Charging Co. or 350 Green liable for a contract to which they are not parties. The Company settled with Sheetz and the parties signed two agreements on February 23, 2017: a General Release and Settlement Agreement and a Exclusive Electronic Vehicle Charging Services Agreement. The settlement involved a combination of DC charging equipment, installation, charging services, shared driver charging revenue and maintenance for two systems in exchange for no further legal action between 350 Holdings or the Company. The Exclusive Electronic Vehicle Charging Services Agreement with Sheetz is for a five (5) year term. Pursuant to the agreement, Blink shall remit to Sheetz gross revenue generated by electric vehicle charging fees and advertising, minus (i) any and all taxes, (ii) 8% transaction fees, (iii) $18.00 per charger per month; and (iv) any electricity costs incurred by Blink ((i), (ii), (iii), and (iv) being referred to as the “Service Fees”). In the event the aggregate gross revenues are insufficient to cover the Service Fees incurred in a given month by the charging stations, such unpaid Service Fees will accrue to the following month. The agreement is subject to an automatic five-year renewal unless written notice for the contrary is provided.

On May 30, 2013, JNS Power & Control Systems, Inc. (“JNS”) filed a complaint against 350 Green, LLC alleging claims for breach of contract, specific performance and indemnity arising out of an Asset Purchase Agreement between JNS and 350 Green entered on April 13, 2013, whereby JNS would purchase car chargers and related assets from 350 Green. On September 24, 2013, the District Court entered summary judgment in favor of JNS on its claim for specific performance. On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the District Court, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. On April 7, 2016, JNS amended the complaint to add the Company, alleging an unspecified amount of lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its unspecified attorney’s fees and costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. On July 26, 2017, the District Court denied the Company’s motion to dismiss the Company from the suit. The Company answered the second amended complaint on August 16, 2017. The deadline for the parties to complete discovery is December 8, 2017. The next status hearing on the matter is set for December 8, 2017. As of September 30, 2017, the Company accrued a $750,000 liability in connection with its settlement offer to JNS. The parties are in the process of documenting a settlement.

10. SUBSEQUENT EVENTS

Promissory Note

Subsequent to September 30, 2017, in connection with the JMJ Agreement (as defined below) with JMJ, the Company received an additional advance of $949,900 under the Promissory Note.

BLINK CHARGING CO. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. SUBSEQUENT EVENTS – CONTINUED

JMJ Agreement

On October 23, 2017, the Company entered into a Lockup, Conversion, and Additional Investment Agreement (the “JMJ Agreement”) with JMJ whereby the Company and JMJ agreed to settle the current defaults under the Promissory Note, which, as of September 30, 2017 resulted in default penalties of $12 million. Pursuant to the JMJ Agreement, the parties agreed to two different scenarios under which the defaults under the Promissory Note would be settled, provided that (i) the Company completes its public offering by December 15, 2017, and (ii) no additional event of default or breach occurs between the date of the JMJ Agreement and the close of the public offering. Pursuant to the JMJ Agreement, the following options are available to the Company:

Option A

i.	Cash Payment - Within three (3) trading days after closing of the public offering, the Company shall pay JMJ $2 million of the Promissory Note balance in cash.
ii.	Mandatory Default Amount – JMJ agrees to settle the $12 million default penalty for $1,100,000 of common stock (“Settlement Shares”).
iii.	Warrants – JMJ’s warrants (with a derivative liability value of $25 million on the September 30, 2017 balance sheet) shall be exchanged for $3.5 million of common stock (“Warrant Shares”).
iv.	Promissory Note Balance - The balance on the Promissory Note, after applying the $2 million Cash Payment, shall be payable in common stock (“Note Balance Shares”).
v.	Lockup Fee - The Company agrees to pay a lockup fee of $250,000 payable in common stock as consideration for JMJ entering into a lockup agreement, not to exceed six months, that will be effective upon closing of the public offering (“Lockup Shares”).
vi.	Defaults - The Company agrees to pay to JMJ $750,000 in common stock as fees for the numerous events of default under the Purchase Agreement, the Promissory Note and related documents (“Default Shares”).
vii.	Share Delivery and Pricing - The number of Settlement Shares, Warrant Shares, Note Balance Shares, Lockup Shares, Origination Shares and Default Shares (collectively, “Investor Shares”) deliverable to JMJ, and the time of the delivery of the Investor Shares, shall be determined in accordance with the pricing formula and delivery specified in the Purchase Agreement.
viii.	Investor Shares Beneficial Ownership Limitation - Unless agreed by both parties, at no time will the Company issue such shares that would result in JMJ owning more than 9.99% of all shares of common stock.

Option B

i.	No Cash Payment – The Company shall not pay to JMJ any part of the Promissory Note balance in cash.
ii.	Mandatory Default Amount – JMJ agrees to settle the $12 million default penalty for $2,100,000 of common stock (“Settlement Shares”).
iii.	Warrants – JMJ’s warrants (with a derivative liability value of $25 million on the September 30, 2017 balance sheet) shall be exchanged for $3.5 million of common stock (“Warrant Shares”).
iv.	Promissory Note Balance - The balance on the Promissory Note shall be payable in common stock (“Note Balance Shares”).
v.	Lockup Fee - The Company agrees to pay a lockup fee of $250,000 payable in common stock as consideration for JMJ entering into a lockup agreement, not to exceed six months, that will be effective upon closing of the public offering (“Lockup Shares”).
vi.	Defaults - The Company agrees to pay to JMJ $750,000 in common stock as fees for the numerous events of default under the Purchase Agreement, the Promissory Note and related documents (“Default Shares”).
vii.	Share Delivery and Pricing - The number of Settlement Shares, Warrant Shares, Note Balance Shares, Lockup Shares, Origination Shares and Default Shares (collectively, “Investor Shares”) deliverable to JMJ, and the time of the delivery of the Investor Shares, shall be determined in accordance with the pricing formula and delivery specified in the Purchase Agreement.
viii.	Investor Shares Beneficial Ownership Limitation - Unless agreed by both parties, at no time will the Company issue such shares that would result in JMJ owning more than 9.99% of all shares of common stock.

Furthermore, at JMJ’s election at any time prior to the closing of the public offering, the Company shall create, within five (5) business days after such election, a series of convertible preferred stock to address the Beneficial Ownership Limitation on Investor Shares. JMJ shall have the right to invest up to $5 million in the public offering and up to $5 million in each of the Company’s subsequent financings during the two year period after the public offering, on the same terms as the best terms, as determined by JMJ, provided to any investor in the public offering or in any such subsequent financing.

BLINK CHARGING CO. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. SUBSEQUENT EVENTS – CONTINUED

JMJ Agreement – Continued

Pursuant to the JMJ Agreement, the Promissory Note maturity date and was extended to December 15, 2017.

Warrant Agreement

On November 20, 2017, a warrant holder confirmed in writing that he would not pursue a price reset of his outstanding warrants as a result of the August 29, 2017 exercise of certain warrants that were not impacted by the Reverse Split. The Company expects that this will result in a substantial reduction of the fair market value of derivative liabilities ($25 million on the September 30, 2017 balance sheet) in the fourth quarter of 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (and, including its subsidiaries, “Blink”, “Blink Charging Co.”, the “Company”) as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Blink Charging. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q particularly in Item IA - Risk Factors.

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

We offer our Property Partners a flexible range of business models for EV charging equipment and services. In our comprehensive and turnkey business model, we own and operate the EV charging equipment, manage the installation, maintenance, and related services, and share a portion of the EV charging revenue with the property owner. Alternatively, Property Partners may share in the equipment and installation expenses, with Blink Charging operating and managing the EV charging stations and providing connectivity to the Blink Network. For Property Partners interested in purchasing and owning EV charging stations that they manage, we can also provide EV charging hardware, site recommendations, connectivity to the Blink Network, and service and maintenance services.

As reflected in our unaudited condensed consolidated financial statements as of September 30, 2017, we had a cash balance, a working capital deficiency and an accumulated deficit of $9,062, $67,198,792 and $182,206,113, respectively. During the three and nine months ended September 30, 2017, we incurred a net loss of $93,620,432 and $101,134,331, respectively. These factors raise substantial doubt about our ability to continue as a going concern within a year after the issuance date of this filing, as expressed in the notes to our condensed consolidated financial statements. Historically, we have been able to raise funds to support our business operations, although there can be no assurance we will be successful.

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

On August 17, 2017, Car Charging Group, Inc. changed its name to Blink Charging Co. Effective August 29, 2017, pursuant to authority granted by the stockholders of the Company, the Company implemented a 1-for-50 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split”). The number of authorized shares remains unchanged. All share and per share information has been retroactively adjusted to reflect the Reverse Split for all periods presented, unless otherwise indicated.

Consolidated Results of Operations

Three Months Ended September 30, 2017 Compared With Three Months Ended September 30, 2016

Revenues

Total revenue for the three months ended September 30, 2017 was $606,899 compared to $748,950 a decline of $142,051, or 19%. The decline is attributed to a $48,557, or 24%, decline in product sales that decreased to $157,264 for the three months ended September 30, 2017 compared to $205,821 for the three months ended September 30, 2016. The decrease was primarily due to cost-cutting measures, limited resources during reorientation of operations, as well as lower volume of residential and commercial units sold during the three months ended September 30, 2017. The decrease is also attributable to a $56,148, or 79%, decline in grant and rebate revenue that decreased to $14,978 for the three months ended September 30, 2017 compared to $71,126 for the comparable 2016 period. Grants and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The ability to secure grant revenues is typically unpredictable and, therefore, uncertain. We have not recently received any new grants and, as a result, the 2017 revenue is related to the amortization of previous grants.

Charging service revenue from company-owned charging stations was $328,302 for the three months ended September 30, 2017 compared to $317,443 for the three months ended September 30, 2016, an increase of $10,859, or 3%. Charging service revenue derived from company-owned charging stations increased despite a $58,826 decrease in revenue from a program sponsored by Nissan North America that the Company has participated in since July 2014. The Program Coordinator pays the Company based on the number of program participants and the percentage of DC Fast Chargers in the program. Starting in July 2015, a private company participating in this program began adding chargers to the program and the Company generated less revenue as a result of the decline in its percentage of chargers in the program. The Company expects revenues derived from this program during the balance of 2017 to continue to be lower than the revenues it derived from this program in the same periods in 2016.

Total revenue from warranty revenue, network fees and other revenue was $106,355 for the three months ended September 30, 2017 as compared to $154,560 for the three months ended September 30, 2016, a decrease of $48,205, or 31%. The decrease is primarily attributable to a decrease in non-company-owned fee-generating units on our network, which is included within other revenues, during the three months ended September 30, 2017 as compared to the prior period.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, repairs and maintenance, electricity reimbursements and revenue share payments to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the three months ended September 30, 2017 were $305,610 as compared to $694,656 for the three months ended September 30, 2016. The decrease is primarily attributable to a decrease of $135,576, or 72%, in warranty, repairs and maintenance, and network costs expense due to a lower cost of repairs provided by us as compared to repairs provided by third party vendors. Additionally, the decrease is due to a decrease of $77,104, or 12%, in total cost of revenues in connection with cost of charging services, host provider fees and cost of product sales, primarily due to a decrease in charging service revenues and equipment sales, as well as a reduction in depreciation and amortization expense that declined to $86,744 for the three months ended September 30, 2017 as compared to $263,110 for the three months ended September 30, 2016, as the underlying assets became fully depreciated since the 2016 period. There is a degree of variability in our gross margins related to charging services revenues from period to period primarily due to (i) the mix of revenue share payment arrangements, (ii) electricity reimbursements, and (iii) the costs of maintaining charging stations not currently in operation. Any variability in our gross margins related to equipment sales depends on the mix of products sold.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense decreased by $483,819, or 31%, from $1,564,463 (consisting of approximately $1.3 million of cash compensation and approximately $0.3 million of non-cash compensation) for the three months ended September 30, 2016 to $1,080,644 (consisting of approximately $0.8 million of cash compensation and approximately $0.3 million of non-cash compensation) for the three months ended September 30, 2017. The decrease was primarily attributable to decreased cash commission expenses of approximately $315,000 earned by a company owned by our Executive Chairman as well as decrease of approximately $180,000 of payroll expenses due to decreased headcount as compared to the 2016 period.

Other operating expenses consist primarily of rent, travel and IT expenses. Other operating expenses decreased by $114,847, or 34%, from $342,774 for the three months ended September 30, 2016 to $227,927 for the three months ended September 30, 2017. The decrease was primarily attributable to a reduction in rent expense, travel expense due to decreased travel, as well as a decreased in software development expenses in connection with generation 2 chargers.

General and administrative expenses decreased by $198,554, or 47%, from $420,953 for the three months ended September 30, 2016 to $222,399 for the three months ended September 30, 2017. The decrease was primarily attributable to a decrease in legal and professional fees of approximately of $183,639, and consulting fees of approximately $31,500, partially offset by an increase in credit card processing fees $17,715.

Other Expense

Other expense increased by $92,256,491, or 68,715%, from $134,260 for the three months ended September 30, 2016 to $92,390,751 for the three months ended September 30, 2017. The increase was primarily due to an increase in the non-cash change in fair value of warrant liabilities of approximately $71.8 million, which was primarily attributable to the quantity of warrants held by our Executive Chairman not being subject to our Reverse Split, which, as a result of the Reverse Split, caused them to increase in value. The increase in other expense was also attributable to a loss on settlement reserve of $12.5 million, which was primarily related to our default on our note with JMJ, as well as a non-cash loss on inducement of $7.6 million which related to exchange agreements whereby the value consideration received by the counterparty exceeded the carrying value of the liability.

Net Loss

Our net loss for the three months ended September 30, 2017 increased by $91,212,276 or 3,788%, to $93,620,432 compared to $2,408,156 for the three months ended September 30, 2016. The increase was primarily due to increased other expenses of $92,256,491. Our net loss attributable to common shareholders for the three months ended September 30, 2017 increased by $91,654,076, or 3,279%, from $2,794,856 to $94,448,932 for the aforementioned reasons and due to an increase in the dividend attributable to Series C Convertible Preferred shareholders of $441,800.

The increase in other expense was primarily due to an increase in the non-cash change in fair value of warrant liabilities of approximately $71.8 million, which was primarily attributable to the quantity of warrants held by our Executive Chairman not being subject to our Reverse Split, which, as a result of the Reverse Split, caused them to increase in value. The increase in other expense was also attributable to a loss on settlement reserve of $12.5, which was primarily related to our default on our note with JMJ, as well as a non-cash loss on inducement of $7.6 million which related to exchange agreements whereby the value consideration received by the counterparty exceeded the carrying value of the liability.

Nine Months Ended September 30, 2017 Compared With Nine Months Ended September 30, 2016

Revenues

Total revenue for the nine months ended September 30, 2017 was $1,735,493 compared to $2,459,496, a decline of $724,003, or 29%. The decline is primarily attributed to a $488,388, or 57%, decline in product sales that decreased to $367,808 for the nine months ended September 30, 2017 compared to $856,195 for the nine months ended September 30, 2016. The decrease was primarily due to cost-cutting measures, limited resources during reorientation of operations, as well as lower volume of residential and commercial units sold during the nine months ended September 30, 2017. The decrease is also attributable to a $134,492, or 59%, decline in grant and rebate revenue that decreased to $93,798 for the nine months ended September 30, 2017 compared to $228,290 for the comparable 2016 period. Grants and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The ability to secure grant revenues is typically unpredictable and, therefore, uncertain. We have not recently received any new grants and, as a result, the 2017 revenue is related to the amortization of previous grants.

Charging service revenue from company-owned charging stations was $879,428 for the nine months ended September 30, 2017 compared to $958,376 for the nine months ended September 30, 2016, a decrease of $78,948, or 8%. Charging service revenue from company-owned charging stations decreased primarily due to a $170,020 decrease in revenue from a program sponsored by Nissan North America that the Company has participated in since July 2014, partially offset by an increase in revenue of $91,071 from company-owned charging stations. The Program Coordinator pays the Company based on the number of program participants and the percentage of DC Fast Chargers in the program. Starting in July 2015, a private company participating in this program began adding chargers to the program and the Company generated less revenue as a result of the decline in its percentage of chargers in the program. The Company expects revenues derived from this program during the balance of 2017 to continue to be lower than the revenues it derived from this program in the same periods in 2016.

Total revenue from warranty revenue, network fees and other revenue was $394,459 for the nine months ended September 30, 2017 as compared to $416,634 for the nine months ended September 30, 2016, a decrease of $22,175, or 5%. The decrease is primarily attributable to a decrease in non-company-owned fee-generating units on our network during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, partially offset by an increase in network fees as compared to the prior period.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, repairs and maintenance, electricity reimbursements and revenue share payments to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the nine months ended September 30, 2017 were $1,128,066 as compared to $2,253,190 for the nine months ended September 30, 2016. Cost of revenues decreased in virtually every category as compared to the 2016 period except for charging services which experienced an increase of $18,400, however, the decrease is primarily attributable to a decrease of $392,678, or 65%, in warranty and repairs and maintenance and network costs expense due to a lower cost of repairs provided by us as compared to repairs provided by third party vendors. Warranty and repairs and maintenance expense decreased as compared to the 2016 period primarily due to a lower cost of repairs provided by us as compared to repairs provided by third party vendors.

In addition, there was a decrease of $351,947, or 44%, in total cost of revenues in connection with cost of host provider fees and cost of product sales, primarily due to a decrease in charging service revenues and equipment sales, as well as a reduction in depreciation and amortization expense that declined to $298,168 for the nine months ended September 30, 2017 as compared to $697,067 for the nine months ended September 30, 2016, as the underlying assets became fully depreciated since the 2016 period. There is a degree of variability in our gross margins related to charging services revenues from period to period primarily due to (i) the mix of revenue share payment arrangements, (ii) electricity reimbursements, and (iii) the costs of maintaining charging stations not currently in operation. Any variability in our gross margins related to equipment sales depends on the mix of products sold.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense decreased by $125,569, or 3%, from $4,217,250 (consisting of approximately $3.1 million of cash compensation and approximately $1.1 million of non-cash compensation) for the nine months ended September 30, 2016 to $4,091,681 (consisting of approximately $2.7 million of cash compensation and approximately $1.4 million of non-cash compensation) for the nine months ended September 30, 2017. The decrease was attributable decreased commission expenses of approximately $130,000 earned by a company owned by our Executive Chairman as well as decrease of approximately $290,000 of payroll expenses due to decreased headcount as compared to the 2016 period, partially offset by an increase in non-cash compensation expense primarily attributable to stock-based compensation issued to directors.

Other operating expenses consist primarily of rent, travel and IT expenses. Other operating expenses decreased by $375,517, or 36%, from $1,057,147 for the nine months ended September 30, 2016 to $681,630 for the nine months ended September 30, 2017. The decrease was primarily attributable to a reduction in rent expense, travel expense due to decreased travel, as well as decreased IT expenses due to decreased call center expenses as the Company inaugurated their own internal call center in Phoenix, Arizona during 2016.

General and administrative expenses decreased by $284,188, or 27%, from $1,058,670 for the nine months ended September 30, 2016 to $774,482 for the nine months ended September 30, 2017. The decrease was primarily attributable to a decrease in accounting expenses of approximately of $200,905 and consulting expenses of approximately $106,500, partially offset by an increase in legal and professional fees of approximately $74,311.

During the nine months ended September 30, 2017, we incurred lease termination costs of $300,000 which represents the fair value of our remaining under our lease agreement.

Other Expense

Other expense increased by $92,865,802, or 3,067%, from $3,028,163 for the nine months ended September 30, 2016 to $95,893,965 for the nine months ended September 30, 2017. The increase was primarily due to an increase in the non-cash change in fair value of warrant liabilities of approximately $70.4 million, which was primarily attributable to the quantity of warrants held by our Executive Chairman not being subject to our Reverse Split, which, as a result of the Reverse Split, caused them to increase in value. The increase in other expense was also attributable to a loss on settlement reserve of $13.0, which was primarily related to our default on our note with JMJ, as well as a non-cash loss on inducement of $7.6 million which related to exchange agreements whereby the value consideration received by the counterparty exceeded the carrying value of the liability.

Net Loss

Our net loss for the nine months ended September 30, 2017 increased by $91,979,407, or 1,005%, to $101,134,331 as compared to $9,154,924 for the nine months ended September 30, 2016. The increase was primarily due an increase in other expenses of $92,865,802. Our net loss attributable to common shareholders for the nine months ended September 30, 2017 increased by $92,283,307, or 912%, from $10,225,324 to $103,508,631 for the aforementioned reasons and due to an increase in the dividend attributable to Series C Convertible Preferred shareholders of $1,303,900.

The increase in other expense was primarily due to an increase in the non-cash change in fair value of warrant liabilities of approximately $70.4 million, which was primarily attributable to the quantity of warrants held by our Executive Chairman not being subject to our Reverse Split, which, as a result of the Reverse Split, caused them to increase in value. The increase in other expense was also attributable to a loss on settlement reserve of $13.0, which was primarily related to our default on our note with JMJ, as well as a non-cash loss on inducement of $7.6 million which related to exchange agreements whereby the value consideration received by the counterparty exceeded the carrying value of the liability.

Liquidity and Capital Resources

During the nine months ended September 30, 2017, we financed our activities from proceeds derived from debt and equity financing. A significant portion of the funds raised from the sale of capital stock have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the nine months ended September 30, 2017 and 2016, we used cash of $2,020,021 and $1,913,463, respectively, in operations. Our cash use for the nine months ended September 30, 2017 was primarily attributable to our net loss of $101,134,331, adjusted for net non-cash expenses in the aggregate amount of $84,498,217, partially offset by $14,616,093 of net cash provided by changes in the levels of operating assets and liabilities.  Our cash used in operating activities for the nine months ended September 30, 2016 was primarily attributable to our net loss of $9,154,924, adjusted for non-cash expenses in the aggregate amount of $5,383,069, partially offset by $1,858,392 of net cash provided by changes in the levels of operating assets and liabilities.

During the nine months ended September 30, 2017, cash used in investing activities was $12,681, which was used to purchase charger cables. Net cash used in investing activities was $80,463 during the nine months ended September 30, 2016, which was used to purchase charging stations and other fixed assets.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $2,035,866, of which, $2,067,745 was provided in connection with the issuance of various forms of notes payable and $84,144 provided from bank overdrafts, partially offset by the payment of $38,263 of associated with future offering costs and $72,945 of debt issuance costs as well as the repayment of notes payable of $4,815. Cash provided by financing activities for the nine months ended September 30, 2016 was $1,813,827, of which, $1,314,620 of net proceeds (gross proceeds of $1,367,120 less issuance costs of $52,500) were from the sale of Series C Convertible Preferred Stock and warrants, $600,000 was provided in connection with proceeds from the issuance of convertible notes to a related party, partially offset by the repayment of notes payable of $135,428.

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

Through September 30, 2017, we incurred an accumulated deficit since inception of $182,206,113. As of September 30, 2017, we had a cash balance and working capital deficit of $9,062 and $67,198,792, respectively. During the nine months ended September 30, 2017, we incurred a net loss of $101,134,331. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the issuance date of this filing.

Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

Recent Developments

Promissory Note

Subsequent to September 30, 2017, in connection with the JMJ Agreement (as defined below) with JMJ, the Company received an additional advance of $949,900 under the Promissory Note.

JMJ Agreement

On October 23, 2017, the Company entered into a Lockup, Conversion, and Additional Investment Agreement (the “JMJ Agreement”) with JMJ whereby the Company and JMJ agreed to settle the current defaults under the Promissory Note, which, as of September 30, 2017 resulted in default penalties of $12 million. Pursuant to the JMJ Agreement, the parties agreed to two different scenarios under which the defaults under the Promissory Note would be settled, provided that (i) the Company completes its public offering by December 15, 2017, and (ii) no additional event of default or breach occurs between the date of the JMJ Agreement and the close of the public offering. Pursuant to the JMJ Agreement, the following options are available to the Company:

Option A

i.	Cash Payment - Within three (3) trading days after closing of the public offering, the Company shall pay JMJ $2 million of the Promissory Note balance in cash.
ii.	Mandatory Default Amount – JMJ agrees to settle the $12 million default penalty for $1,100,000 of common stock (“Settlement Shares”).
iii.	Warrants – JMJ’s warrants (with a derivative liability value of $25 million on the September 30, 2017 balance sheet) shall be exchanged for $3.5 million of common stock (“Warrant Shares”).
iv.	Promissory Note Balance - The balance on the Promissory Note, after applying the $2 million Cash Payment, shall be payable in common stock (“Note Balance Shares”).
v.	Lockup Fee - The Company agrees to pay a lockup fee of $250,000 payable in common stock as consideration for JMJ entering into a lockup agreement, not to exceed six months, that will be effective upon closing of the public offering (“Lockup Shares”).
vi.	Defaults - The Company agrees to pay to JMJ $750,000 in common stock as fees for the numerous events of default under the Purchase Agreement, the Promissory Note and related documents (“Default Shares”).
vii.	Share Delivery and Pricing - The number of Settlement Shares, Warrant Shares, Note Balance Shares, Lockup Shares, Origination Shares and Default Shares (collectively, “Investor Shares”) deliverable to JMJ, and the time of the delivery of the Investor Shares, shall be determined in accordance with the pricing formula and delivery specified in the Purchase Agreement.
viii.	Investor Shares Beneficial Ownership Limitation - Unless agreed by both parties, at no time will the Company issue such shares that would result in JMJ owning more than 9.99% of all shares of common stock.

Option B

i.	No Cash Payment – The Company shall not pay to JMJ any part of the Promissory Note balance in cash.
ii.	Mandatory Default Amount – JMJ agrees to settle the $12 million default penalty for $2,100,000 of common stock (“Settlement Shares”).
iii.	Warrants – JMJ’s warrants (with a derivative liability value of $25 million on the September 30, 2017 balance sheet) shall be exchanged for $3.5 million of common stock (“Warrant Shares”).
iv.	Promissory Note Balance - The balance on the Promissory Note shall be payable in common stock (“Note Balance Shares”).
v.	Lockup Fee - The Company agrees to pay a lockup fee of $250,000 payable in common stock as consideration for JMJ entering into a lockup agreement, not to exceed six months, that will be effective upon closing of the public offering (“Lockup Shares”).
vi.	Defaults - The Company agrees to pay to JMJ $750,000 in common stock as fees for the numerous events of default under the Purchase Agreement, the Promissory Note and related documents (“Default Shares”).
vii.	Share Delivery and Pricing - The number of Settlement Shares, Warrant Shares, Note Balance Shares, Lockup Shares, Origination Shares and Default Shares (collectively, “Investor Shares”) deliverable to JMJ, and the time of the delivery of the Investor Shares, shall be determined in accordance with the pricing formula and delivery specified in the Purchase Agreement.
viii.	Investor Shares Beneficial Ownership Limitation - Unless agreed by both parties, at no time will the Company issue such shares that would result in JMJ owning more than 9.99% of all shares of common stock.

Warrant Agreement

On November 20, 2017, a warrant holder confirmed in writing that he would not pursue a price reset of his outstanding warrants as a result of the August 29, 2017 exercise of certain warrants that were not impacted by the Reverse Split. The Company expects that this will result in a substantial reduction of the fair market value of derivative liabilities ($25 million on the September 30, 2017 balance sheet) in the fourth quarter of 2017.

Furthermore, at JMJ’s election at any time prior to the closing of the public offering, the Company shall create, within five (5) business days after such election, a series of convertible preferred stock to address the Beneficial Ownership Limitation on Investor Shares. JMJ shall have the right to invest up to $5 million in the public offering and up to $5 million in each of the Company’s subsequent financings during the two year period after the public offering, on the same terms as the best terms, as determined by JMJ, provided to any investor in the public offering or in any such subsequent financing.

Pursuant to the JMJ Agreement, the Promissory Note maturity date and was extended to December 15, 2017.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The core principle of the standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance in ASU 2014-09 was revised in July 2015 to be effective for interim periods beginning on or after December 15, 2017 and should be applied on a transitional basis either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. In 2016, FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of these ASUs on its consolidated financial position and results of operations, however, based on its preliminary analysis, the Company does not believe the adoption of these ASUs will have a material impact on its condensed consolidated financial position and results of operations.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods for our fiscal year ending December 31, 2019 for share-based payment awards modified on or after the adoption date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its condensed consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features. Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the ASU, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of these ASUs on its consolidated financial position and results of operations.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”) which is intended to better align an entity’s risk management activities and its financial reporting for hedging relationships. ASU 2017-12 will change both the designation and measurement guidance for a qualifying hedging relationship and the presentation of the impact of the hedging relationship on the entity’s financial statements. In addition, ASU 2017-12 contains targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness and eliminates the requirement for an entity to separately measure and report hedge ineffectiveness. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its condensed consolidated financial statements and related disclosures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2016. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non-financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	We have determined that oversight over our external financial reporting and internal control over our financial reporting by our Board of Directors is ineffective. The Board of Directors has not provided adequate review of the Company’s SEC’s filings and condensed consolidated financial statements and has not provided adequate supervision and review of the Company’s accounting personnel or oversight of the independent registered accounting firm’s audit of the Company’s condensed consolidated financial statement.

During July 2017, we appointed Robert Schweitzer to our audit committee, who we have determined meets the requirements of a financial expert as defined under the applicable rules and regulations of the SEC and who has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. Our Board has considered the independence and other characteristics of each of the three members of our audit committee, and our Board believes that each member meets the independence and other requirements of NASDAQ and the SEC. As part of its duties, the audit committee will assist our management in the establishment and monitoring of our internal controls and procedures.

The audit committee, as currently comprised, conducted its first review of the interim financial statements included in this quarterly report on Form 10-Q in November 2017. Our management believes that the controls implemented in relation to the audit committee are sufficient to address the above weakness on a go forward basis, however, they have concluded that as of September 30, 2017, our disclosure controls were not effective.

Notwithstanding the assessment that our disclosure controls and procedures and our internal controls over financial reporting were not effective and that there are material weaknesses as identified herein, we believe that our condensed consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

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

On May 30, 2013, JNS Power & Control Systems, Inc. (“JNS”) filed a complaint against 350 Green, LLC alleging claims for breach of contract, specific performance and indemnity arising out of an Asset Purchase Agreement between JNS and 350 Green entered on April 13, 2013, whereby JNS would purchase car chargers and related assets from 350 Green. On September 24, 2013, the District Court entered summary judgment in favor of JNS on its claim for specific performance. On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the District Court, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. On April 7, 2016, JNS amended the complaint to add the Company, alleging an unspecified amount of lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its unspecified attorney’s fees and costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. On July 26, 2017, the District Court denied the Company’s motion to dismiss the Company from the suit. The Company answered the second amended complaint on August 16, 2017. The deadline for the parties to complete discovery is December 8, 2017. The next status hearing on the matter is set for December 8, 2017. The parties are in the process of documenting a settlement.

LITIGATION UPDATES

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink for the manufacturing and purchase of 6,500 charging cables by Blink, which had not taken delivery or made payment on the contract price of $737,425. ITT Cannon also seeks to be paid the cost of attorney’s fees as well as punitive damages. On June 13, 2017, Blink and ITT Cannon agreed to a settlement agreement under which the parties agreed to the following: (a) the Blink purchase order dated May 7, 2014 for 6,500 charging cables is terminated, cancelled and voided; (b) three (3) business days following the closing date of a public offering of the Company’s securities and listing of such securities on the Nasdaq Capital Market, the Company shall issue to ITT Cannon shares of the same class of the Company’s securities with an aggregate value of $200,000; and (c) within seven (7) calendar days of the valid issuance of the shares in item (b) above, ITT Cannon shall ship and provide the remaining 6,500 charging cables to Blink and dismiss the arbitration without prejudice.

On April 8, 2016, Douglas Stein filed a Petition for Fee Arbitration with the State Bar of Georgia against the Company for breach of contract for failure to pay invoices in the amount of $178,893 for legal work provided. The invoices have been accrued for in the periods in which the services were provided. The Company has responded to the claim and is simultaneously pursuing settlement options. The parties failed to settle after numerous attempts. On February 15, 2017, the case was brought to the Georgia Arbitration Committee. On February 26, 2017, The Stein Law firm was awarded a summary judgment for $178,893, which has been confirmed and converted into a judgment by the Superior Court of Fulton County, Georgia on August 7, 2017 in the amount of $179,168, inclusive of court costs, which continues to accrue both interest at the rate of 7.25% per annum on that amount calculated on a daily as of February 28, 2014, and costs to-date of $40,000 which are hereby added to the foregoing judgment amount (all of which was accrued at September 30, 2017). In connection with perfecting the Georgia judgment in the State of New York, Mr. Stein served an Information Subpoena with Restraining Notice dated September 12, 2017 on the underwriter of the offering for which the Company filed a registration statement on Form S-1 on November 7, 2016 (as amended) (the “Restraining Notice”). The Restraining Notice seeks to force the underwriter to pay the judgment amount directly out of the proceeds of the offering. The underwriter may seek to withdraw as the underwriter of the Company's registered offering if Mr. Stein does not withdraw the Restraining Notice. The Company continues to pursue a settlement with Mr. Stein including with regard to the withdrawal of the Restraining Notice.

9. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

On May 18, 2016, the Company was served with a complaint from Solomon Edwards Group, LLC for breach of written agreement and unjust enrichment for failure to pay invoices in the amount of $172,645 for services provided, plus interest and costs. The invoices have been accrued for in the periods in which the services were provided. The Company has responded to the claim and is simultaneously pursuing settlement options. On May 9, 2017, the Company issued 7,281 shares of common stock to Solomon Edwards Group, LLC in satisfaction of $121,800 of the Company’s liability.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on April 14, 2017 other than those identified in our Quarterly Reports on Form 10-Q filed with the SEC on May 15, 2017 and August 21, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2017, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

Pursuant to the Purchase Agreement with JMJ, during the nine months ended September 30, 2017, the Company received additional advances of an aggregate of $1,550,100 under the Promissory Note and the Company issued five-year warrants to purchase an aggregate of 44,289 shares of the Company’s common stock. The aggregate exercise price of the warrants is $1,550,100.

During the three months ended September 30, 2017, the Company issued 10,000 shares of common stock to a director.

During the three months ended September 30, 2017, the Company entered into agreements with certain warrant holders to exchange warrants to purchase an aggregate of 726,504 shares of common stock for an aggregate of 710,841 shares of common stock.

During the three months ended September 30, 2017, the Company issued five-year warrants to purchase an aggregate of 48,023 shares of common stock to our Chief Executive Officer in connection with his employment agreement. The warrants vest immediately and have exercise prices ranging from $35.00 to $150.00 per share.

During the three months ended September 30, 2017, the Company entered into agreements with certain warrant holders to exchange warrants to purchase an aggregate of 180,533 shares of common stock for an aggregate of 180,533 shares of common stock.

During the three months ended September 30, 2017, a company in which Mr. Farkas has a controlling interest exercised warrants to purchase 3,100,000 shares of common stock on a cashless basis and received 2,990,404 shares of common stock.

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

On February 10, 2017, the Company issued a promissory note in the principal amount of $22,567, to a company in which Mr. Farkas has a controlling interest, which bears interest at 10% per annum payable upon maturity. The promissory note is payable on the earlier of May 9, 2017, or the closing date of a public offering of the Company’s securities, which raises gross proceeds of at least $10,000,000. This note may be prepaid in whole or in part at any time without penalty or premium. As of the date of filing, the note is past due. The Company has not satisfied this debt and is in negotiations with the Executive Chairman to extend the maturity dates of such notes.

On February 14, 2017, the Company issued a promissory note in the principal amount of $25,000, to a company in which the Mr. Farkas has a controlling interest, which bears interest at 10% per annum payable upon maturity. The promissory note is payable on the earlier of May 15, 2017, or the closing date of a public offering of the Company’s securities, which raises gross proceeds of at least $10,000,000. This note may be prepaid in whole or in part at any time without penalty or premium. As of the date of filing, the note is past due. The Company has not satisfied this debt and is in negotiations with the Executive Chairman to extend the maturity dates of such notes.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Item 1.01 Entry into a Material Definitive Agreement

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Conversion Agreements

On August 23, 2017, we entered into a Conversion Agreement with Michael Farkas, our Executive Chairman (the “Michael Farkas Conversion Agreement”). Pursuant to the Michael Farkas Conversion Agreement, Mr. Farkas agreed to receive $315,000 (the value of certain amounts the Company owes Mr. Farkas) multiplied by a factor of 115 in units of the Company’s Common Stock and warrants sold in the offering for which the Company filed a registration statement on Form S-1 on November 7, 2016 (as amended) (the “Registered Offering”) at a 20% discount to the price per unit of the units sold in the Registered Offering.

The foregoing description of the terms of the Michael Farkas Conversion Agreement is qualified in its entirety by reference to the provisions of the Agreement filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

On August 23, 2017, we entered into a Conversion Agreement with BLNK Holdings LLC, an entity controlled by Mr. Farkas (the “BLNK Conversion Agreement”). Pursuant to the BLNK Conversion Agreement, BLNK agreed to receive $209,442 (the value of the principal and interest the Company owes BLNK) multiplied by a factor of 115 in units of the Company’s Common Stock and warrants sold in the Registered Offering at a 20% discount to the price per unit of the units sold in the Registered Offering.

The foregoing description of the terms of the BLNK Conversion Agreement is qualified in its entirety by reference to the provisions of the Agreement filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 6. EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amendment to Articles of Incorporation, filed August 17, 2017.	8-K	3.1	9/8/2017
3.2	Amendment to Certificate of Designation for Series C Preferred Stock, filed August 25, 2017.	8-K	3.2	9/8/2017
3.3	Amendment to Certificate of Designation for Series C Preferred Stock, filed August 29, 2017.	8-K	3.3	9/8/2017
4.1	Form of Warrant Issued to SMS Real Estate LLC and Chase Mortgage, Inc.	8-K	4.1	9/14/2017
10.1	Board of Directors Offer Letter Agreement, dated July 14, 2017.	8-K	10.1	7/20/2017
10.2	Warrant Exchange Agreement between Wolverine Flagship Fund Trading Limited and the Company, dated August 14, 2017	10-Q	10.7	8/21/2017
10.3	Conversion Agreement with Michael Farkas regarding Accrued Compensation, effective as of August 23, 2017				X
10.4	Conversion Agreement with BLNK Holdings LLC regarding Accrued Loans, effective as of August 23, 2017				X
10.5	Fourth Amendment to Secured Convertible Promissory Note with Chase Mortgage, Inc., dated September 5, 2017.	8-K	10.1	9/14/2017
10.6	Secured Promissory Note Issued to SMS Real Estate LLC, dated September 6, 2017.	8-K	10.2	9/14/2017
10.7	Secured Promissory Note Issued to Chase Mortgage, Inc., dated September 6, 2017.	8-K	10.3	9/14/2017
10.8	Warrant Conversion Agreement with SMS Real Estate LLC, dated September 6, 2017.	8-K	10.4	9/14/2017
10.9	Warrant Conversion Agreement with Chase Mortgage, Inc., dated September 6, 2017.	8-K	10.5	9/14/2017
10.10	Warrant Conversion Agreement with Mark Herskowitz, dated September 7, 2017.	8-K	10.6	9/14/2017
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2017	BLINK CHARGING CO

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Executive Chairman (Principal Executive Officer)

