Form 10-K
period 2017-12-31
Blink Charging Co.
filed 2018-04-17
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-38392

BLINK CHARGING CO.

(Exact name of registrant as specified in its charter)

Nevada	03-0608147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3284 N 29th Court
Hollywood, Florida	33020-1320
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 521-0200

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.001 per share Common Stock Purchase Warrants (Expiring February 16, 2023)	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (965,475 shares) computed by reference to the price at which the common equity was last sold ($8.50) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017): $8,206,534.

As of April 16, 2018, the registrant had 19,265,471 shares of common stock issued and outstanding.

Documents Incorporated by Reference: None.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1934, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Forward-looking statements present our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties and include statements regarding, among other things, our projected revenue growth and profitability, our growth strategies and opportunity, anticipated trends in our market and our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology.

Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

●	according to UBS Evidence Lab, almost one in every sixth car sold in the world will be electric by 2025, global sales of electric vehicles should hit 16.5 million and make up 16% of all car sales by then.

●	that the EV charger industry as a whole is undercapitalized to deliver the full potential of the expected EV market growth in the near future;

●	that we expect to retain our leadership position with new capital;

●	that we do not anticipate paying any cash dividends on our common stock, par value $0.001 per share (the “Common Stock”);

●	that we anticipate continuing to expand our revenues by selling our next generation of EV charging equipment, expanding Blink owned and operated charging equipment, expanding our sales channels, and implementing EV charging station occupancy fees (fees for remaining connected to the charging station beyond an allotted grace period after charging is completed), subscription plans for our Blink-owned public charging locations, and advertising fees;

●	that we are unique in our ability to offer various business models to Property Partners and leverage our technology to meet the needs of both Property Partners and EV drivers;

●	important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;

●	increased levels of competition;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	our relationships with our key customers;

●	adverse conditions in the industries in which our customers operate;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights; and

●	other risks, including those described in the “Risk Factors” discussion of this Report.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

Certain of the market data and other statistical information contained in this Report are based on information from independent industry organizations and other third-party sources, including industry publications, surveys and forecasts. Some market data and statistical information contained in this Report are also based on management’s estimates and calculations, which are derived from our review and interpretation of the independent sources listed above, our internal research and our knowledge of the EV industry. While we believe such information is reliable, we have not independently verified any third-party information and our internal data has not been verified by any independent source.

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

In this Report, unless otherwise indicated or the context otherwise requires, “Blink”, the “Company”, “we”, “us” or “our” refer to Blink Charging Co., a Nevada corporation, and its subsidiaries.

The mark “Blink” is our registered trademark in the U.S., and, in the name of Ecotality, Inc. (whose assets we acquired in October 2013), in Australia, China, Hong Kong, Indonesia, Japan, South Korea, Malaysia, Mexico, New Zealand, Philippines, South Africa, Singapore, Switzerland, Taiwan, and is a trademark registered in the European Union under the Madrid Protocol. We have registered other trademarks and also use certain trademarks, trade names, and logos that have not been registered. We claim common law rights to these unregistered trademarks, trade names and logos.

A 1:50 reverse stock split of the Common Stock (the “Reverse Stock Split”) was effected on August 29, 2017. The number of authorized shares remains unchanged. All share and per share information in this Annual Report on Form 10-K have been retroactively adjusted for all periods presented, unless otherwise indicated, to give effect to the Reverse Stock Split, including the financial statements and notes thereto.

PART I

ITEM 1.	BUSINESS

Overview

We are a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services. We offer both residential and commercial EV charging equipment, enabling EV drivers to easily recharge at various location types.

Our principal line of products and services is our Blink EV charging network (the “Blink Network”) and EV charging equipment (also known as electric vehicle supply equipment (or EVSE)) and EV related services. Our Blink Network is proprietary cloud-based software that operates, maintains, and tracks all of the Blink EV charging stations and the associated charging data. The Blink Network provides property owners, managers, and parking companies, who we refer to as our Property Partners, with cloud-based services that enable the remote monitoring and management of EV charging stations, payment processing, and provides EV drivers with vital station information including station location, availability, and applicable fees.

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

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. As of March 20, 2018, we have approximately 14,165 charging stations deployed of which 4,690 are Level 2 commercial charging units, 113 DC Fast Charging EV chargers and 1,976 residential charging units in service on the Blink Network. Additionally, we currently have approximately 436 Level 2 commercial charging units on other networks and there are also approximately an additional 6,950 non-networked, residential Blink EV charging stations. The non-networked, residential Blink EV charging stations are all partner owned.

On February 16, 2018, we closed our underwritten public offering (the “Public Offering”) of an aggregate 4,353,000 shares of our common stock and warrants to purchase 8,706,000 shares of common stock at a combined public offering price of $4.25 per unit comprised of one share and two warrants. The Public Offering resulted in approximately $18.5 million of gross proceeds, less underwriting discounts and commissions and other offering expenses of approximately $4.4 million, a portion of which is included within deferred public offering costs on the balance sheet as of December 31, 2017, for aggregate net proceeds of approximately $14.1 million. The common stock and warrants were approved to list on the Nasdaq Capital Market under the symbols BLNK and BLNKW, respectively, and began trading on February 14, 2018.

Each warrant is exercisable for five years from issuance and has an exercise price equal to $4.25 per share. We granted the Public Offering’s underwriters a 45-day option to purchase up to an additional 652,950 shares of common stock and/or warrants to purchase 1,305,900 shares of common stock to cover over-allotments, if any. In connection with the closing of the Public Offering, the underwriters have partially exercised their over-allotment option and purchased an additional 406,956 warrants.

Industry Overview

We believe that the market for plug-in electric vehicles has experienced significant growth in recent years in response to consumer demand for vehicles with greater fuel efficiency, greater performance, and with lower environmental emissions. We believe that the demand for EVs has also been spurred in part by federal and state fuel economy standards and other state and local incentives and rebates for EVs. For example, the states of California, Oregon, New York, Maryland, Massachusetts and others have created mandates for EVs with the goal of 3.3 million EVs on the road by 2025. At the same time, oil and gas prices continue to experience spikes and fluctuations, while at the same time the cost of battery technology continues to fall as the battery industry achieves scale. In response, major automotive OEMs have accelerated the adoption of EV models, with more than 25 EV models currently available from Tesla, Nissan, Kia, GM, Ford, Fiat, BMW, Mercedes, Audi, Volkswagen, Toyota, Mitsubishi, Land Rover, Porsche, and many others. According to the Electric Drive Transportation Association, sales of plug-in vehicles since introduction to the market in 2010 is over 500,000 and according to a third-party researcher, sales are expected to grow by a factor of 12 to 2.5 million in 2025.

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

According to Navigant Research, the global market for electric vehicle supply equipment (EVSE) is expected to grow from 505,000 units in 2016 to 2.5 million in 2025. Major utility companies are also working to upgrade their grid infrastructure in order to prepare for mass consumption of electricity by electric vehicles.

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

We intend to enhance our current equipment offerings by developing and offering new generations of EV charging equipment in the second half of 2018. Blink’s next generation of EV charging equipment, which we anticipate will be manufactured by Liteon, offers a modern, stylish appearance, the versatility of both wall and pedestal configurations, and peer-to-peer architecture, which provides the ability to support a single primary charger and multiple secondary chargers. Additionally, the next generation of our EV charging hardware is intended to considerably reduce the current standard charging times within the industry and add new robust Blink Network features, including near-field communication (NFC) payment capabilities.

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

We believe that we are unique in our ability to provide various business models to property partners and leverage our technology to meet the needs of both property partners and EV drivers. Our property partner business model options include:

1.	Host Owned: The Property Partner purchases our EV charging equipment for use by EV drivers and pays for connectivity to the Blink Network as well as payment transaction fees.

2.	Blink Owned: We provide EV charging equipment, which we own and maintain, and operate the EV charging services through our Blink Network and share a portion of the revenues generated from the stations with our Property Partner.

3.	Hybrid: We also offer customized business models that meet individual Property Partner needs and combines features from the aforementioned business models.

Competitive Advantages/Operational Strengths

Early Mover Advantage: We continue to leverage our large and defendable first mover advantage and the digital customer experience we have created for both drivers and Property Partners. We have more than 114,000 drivers currently registered with Blink that appreciate the value of EV charging sessions on a leading, established, and robust network. We have thousands of Blink chargers deployed across the United States and the goal is to keep our Property Partners on one consistent network when expanding on any given property.

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

Sales

We currently maintain an in-house field sales force that maintains business relationships with our Property Partners and develops new sales opportunities through lead generation and marketing. We also sell our EV charging hardware, software services (connectivity to Blink Network), and service plans through reseller partners, which then sell these products and services to property representatives and/or hosts.

Marketing is performed by our in-house staff. To promote and sell our services to property owners and managers, parking companies, and EV drivers, we also utilize marketing and communication channels including press releases, email marketing, website (www.blinkcharging.com), Google AdWords, and social media. The information on our websites is not, and will not be deemed, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

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

CESQG

As a Conditionally Exempt Small Quantity Generator (“CESQG”), we generate a limited quantity of hazardous waste, mostly solvent contaminated wipes that are transported to the local solid waste facility. Scrapped electronic boards are transported to a local recycler. A CESQG of hazardous waste is a generator that:

●	Produces no more than 100 kg (220lbs) of hazardous waste per month;

●	Produces no more than 1 kg (2.2lbs) of acute hazardous waste per month;

●	Does not accumulate more than 1000 kg(2204lbs) of hazardous waste on-site; and

●	a CESQG has no time limit for accumulation.

The use of our machinery and equipment must comply with the following applicable laws and regulations, including safety and environmental regulations:

●	General Safety for all employees- includes health hazard communication, emergency exit plans, electrical safety-related work practices, office safety, and hand and hand-powered tools.

●	Technicians and Engineers- Only authorized persons (technicians and engineers) perform product testing and repair in the production and engineering areas of the facility. Also, including those engineers involved in field service work. Regulations include control of hazardous energy, and personal protective equipment.

●	Logisticians- includes forklift operations, which are performed only by certified shipping/receiving personnel, and material handling and storage.

We are in full compliance with the environmental regulations in the General Industry category applicable to us as a CESQG.

OSHA

We are subject to the Occupational Safety and Health Act of 1970, as amended (“OSHA”). OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. We are in full compliance with OSHA regulations.

NEMA

The National Electrical Manufacturers Association (“NEMA”) is the association of electrical equipment and medical imaging manufacturers. NEMA provides a forum for the development of technical standards that are in the best interests of the industry and users, advocacy of industry policies on legislative and regulatory matters, and collection, analysis, and dissemination of industry data. All three of the Company’s products comply with the NEMA standards that are applicable to such products.

CAFÉ Standards

The regulations mandated by the Corporate Average Fuel Economy (“CAFE”) standards set the average new vehicle fuel economy, as weighted by sales, that a manufacturer’s fleet must achieve. Although we are not a car manufacturer and are thus not directly subject to the CAFÉ standards, we believe such standards may have a material effect on our business. The Energy Independence and Security Act of 2007 raised the fuel economy standards of America’s cars, light trucks, and Sport Utility Vehicles (“SUVs”) to a combined average of at least 35 miles per gallon by 2020—a 10 mpg increase over 2007 levels—and required standards to be met at maximum feasible levels through 2030. Building on the success of the first phase of the National Program, the second phase of fuel economy and global warming pollution standards for light duty vehicles covers model years 2017–2025. These standards were finalized by the U.S. Environmental Protection Agency and U.S. Department of Transportation in August 2012. These new standards will reduce average global warming emissions of new passenger cars and light trucks to 163 grams per mile (g/mi) in model year 2025. This is equivalent to 54.5 miles per gallon (mpg), if the standards were met exclusively with fuel efficiency improvements. Manufacturers may choose to comply with these standards by manufacturing more EVs which will mean that more charging stations of the type we manufacture will be needed.

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

As of April 16, 2018, we had 4 patents issued in the U.S. (in the name of Ecotality, Inc., whose assets we acquired in October 2013). These patents relate to various EV charging station designs. We intend to continue to regularly assess opportunities for seeking patent protection for those aspects of our technology, designs and methodologies that we believe provide a meaningful competitive advantage. However, our ability to do so may be limited until such time as we are able to generate cash flow from operations or otherwise raise sufficient capital to continue to invest in our intellectual property. For example, maintaining patents in the United States and other countries requires the payment of maintenance fees which, if we are unable to pay, may result in loss of our patent rights. If we are unable to do so, our ability to protect our intellectual property or prevent others from infringing our proprietary rights may be impaired.

Employees

As of April 16, 2018, we have 23 full-time and 8 part-time employees. Our full-time employees work in the following places: 9 are located at our headquarters in Hollywood, Florida, 11 full-time employees and 8 part-time employees are located in Phoenix, Arizona, 1 full-time employee is located in Los Gatos, California, 1 full-time employee located in the greater Los Angeles, California area, 1 full-time employee is located in New York, New York and 1 full-time employee is located in Portland, Oregon. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Other Corporate Information

Blink Charging Co., a Nevada corporation, is the parent company of Car Charging, Inc., a Delaware corporation, which serves as the main operating company and is, in turn, the parent company of several distinct wholly-owned subsidiary operating companies including, but not limited to, eCharging Stations LLC, Blink, Beam Charging LLC and EV Pass LLC. Car Charging Group, Inc. was formed in the State of Nevada on October 3, 2006, under our prior name, New Image Concepts, Inc. New Image Concepts, Inc. changed its name to Car Charging Group, Inc., on December 8, 2008. On August 17, 2017, Car Charging Group Inc. changed its name to Blink Charging Co. Car Charging, Inc. was incorporated in Delaware on September 8, 2009. We purchased the assets referred to as the Blink Network from ECOtality, Inc. on October 16, 2013. From April 22, 2013 to April 16, 2014, 350 Green was a wholly-owned subsidiary of the Company in which the Company had full control and was consolidated. Beginning on April 17, 2014, when 350 Green’s assets and liabilities were transferred to a trust mortgage, 350 Green became a VIE. We determined that we were the primary beneficiary of 350 Green, and as such, 350 Green’s assets, liabilities and results of operations are included in our consolidated financial statements. On May 18, 2017, each of 350 Green and Green 350 Trust Mortgage LLC filed to commence an assignment for the benefit of creditors, which results in their residual assets being controlled by an assignee in a judicial proceeding. As a result, as of May 18, 2017, 350 Green is no longer a VIE of the Company and, accordingly, 350 Green’s approximately $3.7 million of liabilities were deconsolidated from the Company’s financial statements.

On January 29, 2018, the Board revised the bylaws of the Company such that the quorum for a meeting of shareholders shall be the holders of thirty-three and 34/100 percent (33.34%) of the issued and outstanding shares of the Company entitled to vote at a meeting.

We maintain our principal offices at 3284 N 29th Court, Hollywood, Florida 33020. Our telephone number is (305) 521-0200. Our Silicon Valley office houses our CEO. Our website is www.blinkcharging.com; we can be contacted by email at info@BlinkCharging.com. The information on our websites is not, and will not be deemed, a part of this Annual Report or incorporated into any other filings we make with the SEC.

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

Changes to the Corporate Average Fuel Economy Standards May Impact the Electric Vehicle Market and Affect our Business and Results of Operations.

As regulatory initiatives have required an increase in the consumption of renewable transportation fuels, such as ethanol and biodiesel, consumer acceptance of electric and other alternative vehicles is increasing. To meet higher fuel efficiency and greenhouse gas emission standards for passenger vehicles, automobile manufacturers are increasingly using technologies, such as turbocharging, direct injection and higher compression ratios, that require high octane gasoline. If fuel efficiency of vehicles continues to rise, and affordability of vehicles using renewable transportation fuels increases, the demand for electric and high energy vehicles could diminish. If consumers no longer purchase electric vehicles, it would materially adversely affect our business, operating results, financial condition and prospects.

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

We are dependent on the interoperability of our mobile applications with popular mobile operating systems that we do not control, such as Google’s Android and iOS, and any changes in such systems that degrade our products’ functionality or give preferential treatment to competitive products could adversely affect the usage of our applications on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards.

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

We Have a History of Significant Losses, and If We Do Not Achieve and Sustain Profitability, Our Financial Condition Could Suffer.

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $75.4 million and approximately $7.7 million for the years ended December 31, 2017 and 2016, respectively, and as of December 31, 2017, our accumulated deficit was approximately $156.4 million.

The net loss was primarily due to an increase in other expenses of approximately $67.5 million from approximately $0.5 million for the year ended December 31, 2016 to approximately $68.0 million for the year ended December 31, 2017. The increase was primarily due to an increase in the non-cash change in fair value of warrant liabilities of approximately $44.7 million, which was primarily attributable to the quantity of warrants held by our Executive Chairman not being subject to our Reverse Stock Split, which, as a result of the Reverse Stock Split, caused them to increase in value.

On December 6, 2017, the Company and Mr. Farkas signed a letter agreement, pursuant to which, Mr. Farkas, on behalf of FGI, agreed that upon the closing of a registered offering of the Company’s securities combined with a listing of the Common Stock on a national securities exchange, FGI would cancel 2,930,596 of its shares of Common Stock (of the 2,990,404 received). The Public Offering closed on February 16, 2018. On April 16, 2018, Mr. Farkas cancelled the 2,930,596 shares of common stock.

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

We May Not Have The Liquidity to Support Our Future Operations and Capital Requirements.

Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, in addition to the proceeds from the Public Offering, we may need to borrow additional funds or sell debt or equity securities, or some combination thereof, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all. If adequate funds are not available when needed, our financial condition and operating results would be materially and adversely affected and we may not be able to operate our business without significant changes in our operations, or at all.

We Have Failed to Pay Certain State and Federal Taxes and May be Subject to Penalties as a Result.

We are delinquent in filing and, in certain instances, paying sales taxes collected from customers in specific states that impose a tax on sales of our products. We have accrued an approximate $178,000 and $218,000 liability as of December 31, 2017 and December 31, 2016, respectively, related to this matter. In addition, the Company is currently delinquent in remitting approximately $632,000 and $244,000 as of December 31, 2017 and 2016, respectively, of federal and state payroll taxes withheld from employees. During the year ended December 31, 2017, the Company sent two letters to the Internal Revenue Service (“IRS”) notifying the IRS of its intention to resolve the delinquent taxes upon the receipt of additional working capital. Additionally, on March 27, 2018, the Company has submitted its Forms 940 and 941 for the year ended December 31, 2017 with the IRS. The Company has made continued IRS payroll tax payments starting from the payroll period ending on October 31, 2017 to date, and expects to continue to make regular payments on an on-going basis moving forward. Through the date of filing, the Company is currently seeking settlement with the appropriate taxing authorities for past due amounts.

Although Our Shares and Warrants are Currently Listed on NASDAQ, We Can Provide No Assurance That Our Common Stock and Warrants Will Continue to Meet NASDAQ Listing Requirements. If We Fail to Comply With The Continuing Listing Standards of NASDAQ, Our Securities Could Be Delisted.

Our Common Stock and warrants are currently listed on the Nasdaq Capital Market (“NASDAQ”) under the symbols “BLNK” and “BLNKW”, respectively. If, however, we fail to satisfy the continued listing requirements of NASDAQ, such as the corporate governance requirements, stockholder equity requirements or the minimum closing bid price requirement, NASDAQ may take steps to delist our Common Stock and warrants. Such a delisting would likely have a negative effect on the price of our Common Stock and warrants and would impair your ability to sell or purchase Common Stock and warrants underlying the units when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our Common Stock and warrants to become listed again, stabilize the market price or improve the liquidity of our Common Stock and warrants, prevent our Common Stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ’s listing requirements.

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

We Face Risks Arising From Acquisitions.

We may pursue strategic acquisitions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing clients of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions and other strategic transactions. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time.

We Could Be Forced To Pay Damages In Connection With Litigation Involving 350 Green.

On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the United States District Court for the Northern District of Illinois in the matter of JNS Power & Control Systems, Inc. (“JNS”) v. 350 Green, LLC in favor of JNS, which affirmed the sale of certain assets by our former subsidiary 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. On April 7, 2016, JNS amended the complaint to add the Company alleging an unspecified amount of lost revenues from the chargers, among other matters, caused by the defendants. JNS also seeks indemnity for its unspecified costs in connection with enforcing the asset purchase agreement dated April 13, 2013 between 350 Green and JNS in courts in New York and Chicago. As of December 31, 2017, the Company accrued a $750,000 liability in connection with its settlement offer to JNS. On February 2, 2018, the parties entered into an asset purchase agreement whereby the parties agreed to settle the litigation. The Company purchased back the EV chargers it previously sold to JNS for: (a) shares of Common Stock worth $600,000 with a price per share equal to $4.25 (the price per share of the Public Offering); (b) $50,000 cash payment within ten days of the closing of the Public Offering; and (c) $100,000 cash payment within six months following the closing of the Public Offering. The Public Offering closed on February 16, 2018. The Company issued 141,176 shares on March 16, 2018. The Company made the $50,000 payment on March 16, 2018. JNS filed a motion to dismiss the lawsuit without prejudice on March 23, 2018 and the judge granted the motion on March 26, 2018. JNS will file a motion to convert the dismissal without prejudice to dismissal with prejudice within three business days of the $100,000 payment. On March 16, 2018, the Company issued 23,529 shares of Common Stock to JNS to be held in escrow as security for the $100,000 payment. At the time the $100,000 payment is made by the Company, the 23,529 shares currently held in escrow will be cancelled.

We Have Limited Insurance Coverage, and Any Claims Beyond Our Insurance Coverage May Result in Our Incurring Substantial Costs and a Diversion of Resources

We hold employer’s liability insurance generally covering death or work-related injury of employees. We hold public liability insurance covering certain incidents involving third parties that occur on or in the premises of our Company. We hold directors and officers liability insurance. We do not maintain key-man life insurance on any of our senior management or key personnel, or business interruption insurance. Our insurance coverage may be insufficient to cover any claim for product liability, damage to our fixed assets or employee injuries. Any liability or damage to, or caused by, our facilities or our personnel beyond our insurance coverage may result in our incurring substantial costs and a diversion of resources.

Our Future Success Depends, in Part, on the Performance and Continued Service of Our Officers.

We presently depend to a great extent upon the experience, abilities and continued services of our management team, which consists of Mr. Calise (our CEO), Mr. Farkas (our Executive Chairman), and Mr. Feintuch (our Chief Operating Officer). The loss of services of Mr. Calise, Mr. Farkas, or Mr. Feintuch could have a material adverse effect on our business, financial condition or results of operation. Failure to maintain our management team could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and could have a material adverse effect on our business, financial condition and results of operations.

Our Future Success Depends, in Part, on Our Ability to Attract and Retain Highly Qualified Personnel.

Our future success also depends upon our ability to attract and retain highly qualified personnel. We are in the process of building our management team. Among other positions, we need to hire a Chief Financial Officer with public company experience. Mr. Calise currently acts as our interim principal financial officer and our interim principal accounting officer. Although we intend to hire a permanent Chief Financial Officer soon, there is no assurance that we will be able to do so. Our accounting controls may continue to be deficient unless we obtain the services of an experienced Chief Financial Officer who can help us address material weaknesses. In addition, expansion of our business and the management and operation of our Company will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. There can be no assurance that we will be able to attract or retain highly qualified personnel. As our industry continues to evolve, competition for skilled personnel with the requisite experience will be significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

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

We are subject to customer concentration risk as a result of our reliance on a relatively small number of customers for a significant portion of our revenues. The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. During the year ended December 31, 2017, two customers have accounted for 29% of our revenues varying by period, to our Company. In addition, one customer accounted for 32% of total accounts receivable as of December 31, 2017. The loss of these customers could have a material adverse effect on our business.

If a Third Party Asserts That We Are Infringing Upon Its Intellectual Property, Whether Successful or Not, It Could Subject Us to Costly and Time-Consuming Litigation or Expensive Licenses, and Our Business May Be Harmed.

The EV and EV charging industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, although we have acquired from other companies’ proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Intellectual property infringement claims against us could harm our relationships with our customers, may deter future customers from subscribing to our services or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.

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

Our Ability to Use Our Net Operating Loss Carryforwards May Be Limited.

As of December 31, 2017, we had net operating loss carryforwards (“NOLs”) for U.S. federal income tax purposes of approximately $70.6 million. We generally are able to carry NOLs forward to reduce taxable income in future years. These NOLs may be offset against future taxable income through 2035, if not utilized before that time. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change generally occurs if, among other things, the stockholders (or specified groups of persons) who own, have owned or are treated as owning, directly or indirectly, five percent or more of our stock increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of the stock owned by these persons over a three-year rolling period. In the event of an ownership change, Section 382 generally imposes an annual limitation on the amount of taxable income that we may offset with NOLs. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs.

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

In November 2017, the audit committee, as currently comprised, conducted its first review of the interim financial statements for the period ended September 30, 2017. Our management believes that the controls implemented in relation to the audit committee are sufficient to address the material weakness related to the audit committee on a go forward basis and, accordingly, they concluded that, as of December 31, 2017, the material weakness that had existed previously at December 31, 2016 had been remediated.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2017 our internal controls over financial reporting (“ICFR”) were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our implementation process related to revenue recognition pursuant to ASC 606. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded that the controls deficiencies represented a material weakness.

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

Risks Associated with Our Common Stock

Shares of Our Common Stock Which May Be Issued Upon Conversion of the Series D Preferred Stock being Issued in Exchange for Outstanding Indebtedness by JMJ May Dilute the Ownership Interests of Our Stockholders.

On October 7, 2016, we executed a Promissory Note in favor of JMJ Financial, a Nevada sole proprietorship owned by Justin Keener (“JMJ”) in the amount up to $3,725,000 bearing interest on the unpaid balance at the rate of six percent. The initial amount borrowed under the Promissory Note was $500,000, with the remaining amounts permitted to be borrowed under the Promissory Note being subject to us achieving certain milestones.

We initially issued one warrant to JMJ to purchase a total of 14,286 shares of our Common Stock at an exercise price equal to the lesser of: (i) 80% of the Common Stock price of the Public Offering, (ii) $35.00 per share, (iii) 80% of the unit price of the Public Offering (if applicable), (iv) the exercise price of any warrants issued in the Public Offering, or (v) the lowest conversion price, exercise price, or exchange price, of any security issued by us that is outstanding on October 13, 2016.

The initial amount borrowed under the Promissory Note was $500,000, with the remaining amounts permitted to be borrowed under the Promissory Note being subject to us achieving certain milestones. With the achievement of certain milestones in November 2016 (the filing with the SEC of a Preliminary Information Statement on Schedule 14C regarding the Reverse Stock Split), an additional advance of $500,000 under the Promissory Note occurred on November 28, 2016. Another warrant to purchase 14,286 shares of our Common Stock was issued as of November 28, 2016. With the achievement of certain milestones in February 2017 (the filing with the SEC of a revised Preliminary Information Statement and a Definitive Information Statement, each on Schedule 14C regarding the Reverse Stock Split), additional advances of $225,100 and $300,000 under the Promissory Note occurred on February 10 and February 27, respectively. Thus, two more warrants to purchase the Company’s Common Stock were issued, one for 6,431 shares and the other for 8,571 shares, respectively.

All advances after February 28, 2017 were at the discretion of JMJ without regard to any specific milestones occurring. Additional advances of $250,000 and $30,000 under the Promissory Note occurred on March 14, 2017 and March 24, 2017, respectively, and two more warrants to purchase the Company’s Common Stock were issued, one for 7,143 shares and the other for 857 shares. An additional advance of $400,000 occurred on April 5, 2017 and another warrant to purchase 11,429 shares of our Common Stock was issued on the same date. An additional advance of $295,000 occurred on May 9, 2017 and another warrant to purchase 8,429 shares of the Company’s Common Stock was issued on the same date. On July 27, 2017, an additional advance of $50,000 was made to the Company and another warrant to purchase 1,429 shares of the Company’s Common Stock was issued to JMJ. JMJ and the Company entered into a Lockup, Conversion, and Additional Investment Agreement dated October 23, 2017 (the “Additional Agreement”), however, it became effective upon the document being fully executed on October 24, 2017. In accordance with the terms of the Additional Agreement, on October 24, 2017, JMJ advanced to the Company $949,900 available pursuant to previous agreements with JMJ and another warrant to purchase 27,140 shares of the Company’s Common Stock was issued to JMJ. As of the closing of the Public Offering, ten (10) warrants to purchase a total of 100,001 shares of the Company’s Common Stock had been issued to JMJ. The aggregate exercise price was $3,500,000.

The Additional Agreement extended the maturity date of the JMJ loans to December 15, 2017. On November 29, 2017, the Company and JMJ entered into the first amendment to the Additional Agreement, extending the maturity date to December 31, 2017. On January 4, 2018, the Company and JMJ entered into the second amendment to the Additional Agreement, extending the maturity date to January 31, 2018. On February 1, 2018, the Company and JMJ entered into the third amendment to the Additional Agreement, extending the maturity date to February 10, 2018. On February 7, 2018, the Company and JMJ entered into the fourth amendment to the Additional Agreement, extending the maturity date to February 15, 2018.

In addition, JMJ claimed that the Company would owe JMJ $12 million as a mandatory default amount pursuant to previous agreements with the Company. JMJ, in the Additional Agreement, agreed to allow the Company to have two options for settling a previously issued note (including settling the mandatory default amount for either $1.1 million or $2.1 million), securing a lockup agreement from JMJ, and exchanging previously issued warrants for shares of Common Stock. Each of these options depended upon the Public Offering closing by December 15, 2017 (subsequently extended to February 15, 2018). The option chosen was at the Company’s sole discretion.

“Origination Shares” was defined in the purchase agreement with JMJ as the following: on the fifth (5th) trading day after the closing of our public offering we would deliver to JMJ shares of our Common Stock equal to 48% of the consideration paid by JMJ under the Promissory Note divided by the lowest of (i) $35.00 per share, or (ii) the lowest daily closing price of our Common Stock during the ten days prior to delivery of the Origination Shares (subject to adjustment for stock splits), or (iii) 80% of the Common Stock price of this offering, or (iv) 80% of the unit price of this offering (if applicable), or (v) the exercise price of any warrants issued in this offering. The number of shares to be issued was to be determined based on the offering price of the public offering.

The first option was that the Company, upon the closing of the Public Offering: (a) would pay $2.0 million in cash to JMJ; and (b) would issue shares of Common Stock to JMJ with a value of $9,005,000 (including the Origination Shares). The second option was that the Company, upon the closing of the Public Offering, would not pay any cash to JMJ and would issue shares of Common Stock to JMJ with a value of $12,005,000 (including the Origination Shares).

Upon the closing of the Public Offering (February 16, 2018), the Company chose the second option and did not pay any cash to JMJ. Although the Public Offering closed one day after the February 15, 2018 Maturity Date, JMJ accepted payment on February 16, 2018 and did not declare a default.

In each case, the Company was to issue such number of duly and validly issued, fully paid and non-assessable shares of Common Stock equal to the amount in question divided by the lowest of (i) $35.00 per share, or (ii) the lowest daily closing price of the Common Stock during the ten days prior to delivery of shares (subject to adjustment for stock splits), or (iii) 80% of the Common Stock price of the Public Offering, or (iv) 80% of the unit price of the Public Offering (if applicable), or (v) the exercise price of any warrants issued in the Public Offering.

Prior to the Company choosing the option at the closing (with the first option including some cash and the second option not including any cash), JMJ could elect to receive some or all of the share consideration (to be issued pursuant to either option) in the form of convertible preferred stock. On January 29, 2018, JMJ made the election to receive all of the share consideration in the form of shares of convertible preferred stock.

Pursuant to the second option and to the election by JMJ to receive convertible preferred stock instead of common stock as permitted by the Additional Agreement, the Company, on February 16, 2018 issued to JMJ shares of Series D Preferred Stock convertible into 3,847,756 shares of Common Stock, to reflect the full payment of all dollar amounts and share amounts owed in connection with the JMJ Financing. Because the Series D Preferred Stock is convertible into shares of our Common Stock, upon JMJ’s conversion of the Series D Preferred Stock into shares of our Common Stock, holders of our Common Stock will experience dilution.

We refer herein to these transactions with JMJ as the “JMJ Financing”.

Separately from and unrelated to the JMJ Financing, JMJ lent $250,000 to the Company on January 22, 2018. We agreed with JMJ to issue units of unregistered shares of Common Stock and warrants as repayment of this $250,000 advance at the closing of the Public Offering (with each unit consisting of one share of Common Stock and two warrants each to purchase one share of Common Stock). On March 16, 2018, the Company issued 73,529 shares of Common Stock to JMJ and on April 9 the Company issued 147,058 warrants to JMJ.

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

We Have a Significant Number of Shares of Our Common Stock Issuable Upon Conversion of Certain Outstanding Options, Warrants, and Convertible Preferred Stock, and The Issuance of Such Shares Upon Exercise or Conversion Will Have a Significant Dilutive Impact On Our Stockholders. Sales of a Substantial Number of Shares of Our Common Stock Following The Expiration of Lock-Ups May Adversely Affect the Market Price of Our Common Stock and the Issuance of Additional Shares Will Dilute All Other Stockholders.

As of April 16, 2018, there are 11,056,480 warrants and 74,968 options outstanding.

As of April 16, 2018, there are 3,847,756 shares of Common Stock issuable upon conversion of our Series D Preferred Stock.

In addition, our articles of incorporation, as amended, permits the issuance of up to approximately 463 million additional shares of Common Stock. Thus, we have the ability to issue substantial amounts of Common Stock in the future, which would dilute the percentage ownership held by stockholders.

We and our officers, directors and certain stockholders have agreed, subject to customary exceptions, not to, without the prior written consent of Joseph Gunnar & Co., LLC, the representative of the underwriters of the Public Offering, during the period ending 180 days from February 16, 2018 (the date of the closing of the Public Offering) in the case of us and our directors and officers and 90 days or 270 days from February 16, 2018 in the case of certain stockholders, directly or indirectly, offer to sell, sell, pledge or otherwise transfer or dispose of any of shares of our Common Stock, enter into any swap or other derivatives transaction that transfers to another any of the economic benefits or risks of ownership of shares of our Common Stock, make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any shares of Common Stock or securities convertible into or exercisable or exchangeable for Common Stock or any other securities of our Company or publicly disclose the intention to do any of the foregoing.

After the lock-up agreements with certain stockholders pertaining to the Public Offering expire: (i) 270 days from February 16, 2018 unless waived earlier by the representative, up to 8,367,879 of the shares that had been locked up; and (ii) 90 days from February 16, 2018 unless waived earlier by the representative, up 338,969 of the shares that had been locked up, will be eligible for future sale in the public market. After the lock-up agreements with our directors and officers, Horton Capital, and JMJ expire 180 days from February 16, 2018 unless waived earlier by the representative, up to 7,707,819 of the shares (including shares of Common Stock issuable upon conversion of our Series D Preferred Stock) (net of any shares also restricted by lock-up agreements with certain stockholders) that had been locked up will be eligible for future sale in the public market. Sales of a significant number of these shares of Common Stock in the public market could reduce the market price of the Common Stock.

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

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our Common Stock. Accordingly, investors must be prepared to rely on sales of their Common Stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our Common Stock. Any determination to pay dividends in the future will be made at the discretion of our Board and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors the Board deems relevant.

Our Executive Officers and Directors, Including Our Executive Chairman Mr. Farkas and His Affiliates, Possess Significant Voting Power With Respect to Our Common Stock, Which Will Limit Your Influence on Corporate Matters.

As of April 16, 2018, our directors and executive officers collectively beneficially own approximately 43.80% of the shares of our Common Stock on a fully-diluted basis including the beneficial ownership of Mr. Farkas and his affiliates of 39.74% of the shares of our Common Stock on a fully-diluted basis.

As a result, our insiders have the ability to significantly influence our management and affairs through the election and removal of our Board and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated voting power could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of your influence over our business and affairs, through any stockholder vote or otherwise. Any of these effects could depress the price of our Common Stock.

Our Executive Chairman Mr. Farkas Will Be Able To Influence The Outcome of Stockholder Votes. Mr. Farkas’ Interests May Differ From Other Stockholders.

As of April 16, 2018, Mr. Farkas and his affiliates beneficially own 39.74% of the shares of our Common Stock on a fully-diluted basis.

Subject to any fiduciary duties owed to our other stockholders under Nevada law, Mr. Farkas will be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Mr. Farkas may have interests that are different from yours. For example, Mr. Farkas may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of our Company or otherwise discourage a potential acquirer from attempting to obtain control of our Company, which in turn could reduce the price of our stock. In addition, Mr. Farkas could use his voting influence to maintain our existing management and directors in office, delay or prevent changes in control of our Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Our Articles of Incorporation Grants Our Board The Power to Issue Additional Shares of Common And Preferred Shares And to Designate Other Classes of Preferred Shares, All Without Stockholder Approval.

Our authorized capital consists of 540,000,000 shares of capital stock of which 40,000,000 shares are authorized as preferred stock. Our Board, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Nevada law.

The rights of holders of our preferred stock that may be issued could be superior to the rights of holders of our shares of Common Stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our Common Stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

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

Our Stock Price Could Fall and We Could Be Delisted in Which Case Broker-Dealers May Be Discouraged from Effecting Transactions in Shares of Our Common Stock Because They May Be Considered Penny Stocks and Thus Be Subject to the Penny Stock Rules.

The Securities and Exchange Commission (the “SEC”) has adopted a number of rules to regulate “penny stocks” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market. Our securities have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our Common Stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

We May Need Additional Capital, and the Sale of Additional Shares or Equity or Debt Securities Could Result in Additional Dilution to Our Stockholders.

We believe that our existing cash is sufficient to meet our anticipated cash needs for at least the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain one or more credit facilities. The sale of additional equity securities could result in additional dilution to our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a Common Stock holder. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. It is uncertain whether financing will be available in amounts or on terms acceptable to us, if at all.

If we raise additional funds through government grants, collaborations, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue stream or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products that we would otherwise prefer to develop and market ourselves.

If Securities or Industry Analysts Do Not Publish Research or Reports About Our Business, or Publish Inaccurate or Unfavorable Research Reports About Our Business, Our Share Price and Trading Volume Could Decline.

The trading market for our Common Stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us from time to time should downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our Company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Substantial Future Sales of Shares of Our Common Stock In The Public Market Could Cause Our Stock Price To Fall.

Stockholders can now use Rule 144 pursuant to the Securities Act to sell shares of our Common Stock. Additional sales of a substantial number of our shares of our Common Stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Common Stock.

Sales of a substantial number of shares of our Common Stock in the public market could cause the market price of our Common Stock to decline. If there are more shares of Common Stock offered for sale than buyers are willing to purchase, then the market price of our Common Stock may decline to a market price at which buyers are willing to purchase the offered shares of Common Stock and sellers remain willing to sell the shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

This information is not required for smaller reporting companies.

ITEM 2.	PROPERTIES

We maintain our principal offices at 3284 N 29th Court, Hollywood, Florida 33020. We occupy approximately 1,500 square feet of space at the premises on a month-to-month lease basis. Monthly lease payments are approximately $1,500 a month. We also maintain 11,457 square feet of office and warehouse space in Phoenix, Arizona. Monthly lease payments range from approximately $6,300 to $6,600.

Our premises are suitable for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business. We record legal costs associated with loss contingencies as incurred and has accrued for all probable and estimable settlements.

We are not currently involved in any material disputes and do not have any material litigation matters pending except:

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

On August 7, 2014, 350 Green received a copy of a complaint filed by Sheetz, a former vendor of 350 Green alleging breach of contract and unjust enrichment of $112,500. The complaint names 350 Green, 350 Holdings LLC and the Company in separate breach of contract counts and names all three entities together in an unjust enrichment claim. The Company and 350 Holdings will seek to be dismissed from the litigation, because, as the complaint is currently plead, there is no legal basis to hold the Company or 350 Green liable for a contract to which they are not parties. The Company settled with Sheetz and the parties signed two agreements on February 23, 2017: a General Release and Settlement Agreement and an Exclusive Electronic Vehicle Charging Services Agreement. The settlement involved a combination of DC charging equipment, installation, charging services, shared driver charging revenue and maintenance for two systems in exchange for no further legal action between 350 Holdings or the Company. The Exclusive Electronic Vehicle Charging Services Agreement with Sheetz is for a five (5) year term. Pursuant to the agreement, Blink shall remit to Sheetz gross revenue generated by electric vehicle charging fees and advertising, minus (i) any and all taxes, (ii) 8% transaction fees, (iii) $18.00 per charger per month; and (iv) any electricity costs incurred by Blink ((i), (ii), (iii), and (iv) being referred to as the “Service Fees”). In the event the aggregate gross revenues are insufficient to cover the Service Fees incurred in a given month by the charging stations, such unpaid Service Fees will accrue to the following month. The agreement is subject to an automatic five year renewal unless written notice for the contrary is provided.

Concurrent with the closing of the Public Offering, the Company was to pay the former principals of 350 Green LLC $25,000 in installment debt and $50,000 within 60 days thereafter in settlement of a $360,000 debt (inclusive of imputed interest) in accordance with a Settlement Agreement between the parties dated August 21, 2015 resulting in a gain of $285,000. As of April 16, 2018, this payment has not yet been made.

LITIGATION UPDATES

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink Network for the manufacturing and purchase of approximately 6,500 charging cables by Blink Network, which had not taken delivery or made payment on the contract price of $737,425. ITT Cannon also seeks to be paid the cost of attorney’s fees as well as punitive damages. On June 13, 2017, as amended on November 27, 2017, Blink Network and ITT Cannon agreed to a settlement agreement under which the parties agreed to the following: (a) the Blink Network purchase order dated May 7, 2014 for approximately 6,500 charging cables is terminated, cancelled and voided; (b) three (3) business days following the closing date of a public offering of the Company’s securities and listing of such securities on NASDAQ, the Company shall issue to ITT Cannon shares of the same class of the Company’s securities with an aggregate value of $200,000 (which was accrued at September 30, 2017); and (c) within seven (7) calendar days of the valid issuance of the shares in item (b) above, ITT Cannon shall ship and provide the remaining approximately 6,500 charging cables to Blink Network and dismiss the arbitration without prejudice. On January 31, 2018, ITT Cannon, Blink Network and the Company agreed that if the Company fails to consummate a registered public offering of its common stock, list such stock on NASDAQ and issue to ITT Cannon shares of the same class of the Company’s securities by February 28, 2018, the settlement agreement will expire. The Public Offering closed on February 16, 2018. The Company issued 47,059 shares on March 16, 2018. This was a partial payment of the $200,000 in stock owed to ITT Cannon. On March 30, 2018 the Company has issued an additional 25,669 shares to satisfy in full its obligations to ITT. As of April 16, 2018, ITT Cannon has shipped approximately 4,600-4,900 charging cables and has agreed to ship the remaining balance shortly thereafter.

On April 8, 2016, Douglas Stein filed a Petition for Fee Arbitration with the State Bar of Georgia against the Company for breach of contract for failure to pay invoices in the amount of $178,893 for legal work provided. The invoices have been accrued for in the periods in which the services were provided. The Company has responded to the claim and is simultaneously pursuing settlement options. The parties failed to settle after numerous attempts. On February 15, 2017, the case was brought to the Georgia Arbitration Committee. On February 26, 2017, The Stein Law firm was awarded a summary judgment for $178,893, which has been confirmed and converted into a judgment by the Superior Court of Fulton County, Georgia on August 7, 2017 in the amount of $179,168, inclusive of court costs, which continues to accrue both interest at the rate of 7.25% per annum on that amount calculated on a daily as of February 28, 2014, and costs to-date of $40,000 which are hereby added to the foregoing judgment amount (all of which was accrued at December 31, 2017). In connection with perfecting the Georgia judgment in the State of New York, Mr. Stein served an Information Subpoena with Restraining Notice dated September 12, 2017 on the underwriter of the offering for which the Company filed a registration statement on Form S-1 on November 7, 2016 (as amended) (the “Restraining Notice”). The Restraining Notice seeks to force the underwriter to pay the judgment amount directly out of the proceeds of the offering. On January 8, 2018, the Company and Mr. Stein had entered into a forbearance agreement, pursuant to which Mr. Stein has agreed to forbear from any efforts to collect or enforce the judgment awarded to him as a result of a legally-entered award of arbitration. As a result, the Company has agreed to: (i) wire transfer $30,000 to Mr. Stein within three days of the effective date of this agreement; (ii) beginning on the first calendar day of each successive month following the effective date of this agreement, the Company has agreed to pay Mr. Stein $5,000 per month until the full amount of the judgment awarded to Mr. Stein ($223,168) has been satisfied, however, the full amount awarded to Mr. Stein must be paid in full no later than April 30, 2018; and (iii) provide Mr. Stein with certain financial information of the Company. On February 16, 2018, the Company paid the full amount owed to Mr. Stein.

On May 18, 2016, the Company was served with a complaint from Solomon Edwards Group, LLC for breach of written agreement and unjust enrichment for failure to pay invoices in the amount of $172,645 for services provided, plus interest and costs. The invoices have been accrued for in the periods in which the services were provided. The Company has responded to the claim and is simultaneously pursuing settlement options. On May 9, 2017, the Company issued 7,281 shares of common stock to Solomon Edwards Group, LLC in satisfaction of $121,800 of the Company’s liability. On November 28, 2017, the Company and Solomon Edwards Group LLC entered into a Settlement Agreement and Release whereby the parties agreed that the Company will pay $63,445 to Solomon Edwards Group LLC over the course of eleven (11) months in full and complete satisfaction of the previously filed complaint.

On March 20, 2017, in connection with the Company’s Miami Beach, Florida lease, the Company’s landlord filed a complaint for eviction with the Miami-Dade County Court against the Company as a result of the Company’s default under the lease for failing to pay rent, operating expenses and sales taxes of approximately $175,000, which represents the Company’s obligations under the lease through March 31, 2017, which was accrued for as of September 30, 2017. Concurrent with the closing of the Public Offering, the Company was to pay $234,000 to the landlord pursuant to a Settlement Agreement and Release between the Company and the counterparty, dated January 19, 2018. On February 16, 2018, the Company paid the full amount owed.

On June 8, 2017, the Company entered into a settlement agreement with Wilson Sonsini Goodrich & Rosati to settle $475,394 in payables owed for legal services as of June 30, 2017 requiring: (a) $25,000 to be paid in cash at the closing of the Public Offering; and (b) $75,000 in the form of 17,647 shares of Common Stock issuable upon the closing of the Public Offering. On February 16, 2018, the Company paid the $25,000 in cash and on March 19, 2018, the Company issued the 17,647 shares of common stock.

On July 21, 2017, as amended on February 26, 2018, the Company was served with a complaint from Zwick and Banyai PLLC and Jack Zwick for a breach of a written agreement and unjust enrichment for failure to pay invoices in the aggregate of amount $53,069 for services rendered, plus interest and costs, which has been accrued as of December 31, 2017.

On May 30, 2013, JNS Power & Control Systems, Inc. (“JNS”) filed a complaint against 350 Green, LLC alleging claims for breach of contract, specific performance and indemnity arising out of an Asset Purchase Agreement between JNS and 350 Green entered on April 13, 2013, whereby JNS would purchase car chargers and related assets from 350 Green. On September 24, 2013, the District Court entered summary judgment in favor of JNS on its claim for specific performance. On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the District Court, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. On April 7, 2016, JNS amended the complaint to add the Company, alleging an unspecified amount of lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its unspecified attorney’s fees and costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. As of December 31, 2017, the Company accrued a $750,000 liability in connection with its settlement offer to JNS. On February 2, 2018, the parties entered into an asset purchase agreement whereby the parties agreed to settle the litigation. The Company purchased back the EV chargers it previously sold to JNS for: (a) shares of Common Stock worth $600,000 with a price per share equal to $4.25 (the price per share of the Public Offering); (b) $50,000 cash payment within ten days of the closing of the Public Offering; and (c) $100,000 cash payment within six months following the closing of the Public Offering. The Public Offering closed on February 16, 2018. The Company issued 141,176 shares on March 16, 2018. The Company made the $50,000 payment on March 16, 2018. JNS filed a motion to dismiss the lawsuit without prejudice on March 23, 2018 and the judge granted the motion on March 26, 2018. JNS will file a motion to convert the dismissal without prejudice to dismissal with prejudice within three business days of the $100,000 payment. On March 16, 2018, the Company issued 23,529 shares of Common Stock to JNS to be held in escrow as security for the $100,000 payment. At the time the $100,000 payment is made by the Company, the 23,529 shares currently held in escrow will be cancelled.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Until February 13, 2018, our Common Stock was quoted on the OTC Pink Current Information Marketplace under the symbol “CCGI”. As of February 14, 2018, our Common Stock and warrants are now listed on NASDAQ under the symbols “BLNK” and “BLNKW”, respectively.

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

Quarter ended	High	Low

April 1, 2018 - April 13, 2018	$2.89	$2.00
March 31, 2018	$15.00	$2.51
December 31, 2017	$11.20	$4.50
September 30, 2017	$33.70	$8.50
June 30, 2017	$10.50	$8.00
March 31, 2017	$12.50	$5.00
December 31, 2016	$22.00	$5.50
September 30, 2016	$30.00	$13.00
June 30, 2016	$44.50	$12.50
March 31, 2016	$27.50	$5.00

Security Holders

As of April 11, 2018, there were approximately 244 holders of record of our Common Stock. The last reported sale price of our Common Stock on April 11, 2018 on NASDAQ was $2.38 per share.

Dividends

To date, we have not paid any dividends on our Common Stock and do not anticipate paying any such dividends in the foreseeable future. The declaration and payment of dividends on the Common Stock is at the discretion of our Board and will depend on, among other things, our operating results, financial condition, capital requirements, contractual restrictions or such other factors as our Board may deem relevant. We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our Common Stock in the foreseeable future.

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2017, we issued securities that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as listed below. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

In connection with the JMJ Financing, with the achievement of certain milestones in February 2017 (the filing with the SEC of a revised Preliminary Information Statement and a Definitive Information Statement, each on Schedule 14C regarding the Reverse Stock Split), additional advances of $225,100 and $300,000 under the Promissory Note occurred on February 10 and February 27, respectively. Thus, two more warrants to purchase the Company’s Common Stock were issued, one for 6,431 shares and the other for 8,571 shares, respectively.

All advances after February 28, 2017 were at the discretion of JMJ without regard to any specific milestones occurring. Additional advances of $250,000 and $30,000 under the Promissory Note occurred on March 14, 2017 and March 24, 2017, respectively, and two more warrants to purchase the Company’s Common Stock were issued, one for 7,143 shares and the other for 857 shares. An additional advance of $400,000 occurred on April 5, 2017 and another warrant to purchase 11,429 shares of our Common Stock was issued on the same date. An additional advance of $295,000 occurred on May 9, 2017 and another warrant to purchase 8,429 shares of the Company’s Common Stock was issued on the same date. On July 27, 2017, an additional advance of $50,000 was made to the Company and another warrant to purchase 1,429 shares of the Company’s Common Stock was issued to JMJ. The Company and JMJ entered into the Additional Agreement on October 23, 2017. In accordance with the terms of the Additional Agreement, on October 24, 2017, JMJ advanced to the Company $949,900 available pursuant to previous agreements with JMJ and another warrant to purchase 27,140 shares of the Company’s Common Stock was issued to JMJ.

On May 5, 2017, the Board approved, and on May 8, 2017, the Company issued an aggregate of 61,740 shares of Series C Convertible Preferred Shares in satisfaction of aggregate liabilities of approximately $6,200,000 associated with the Company’s registration rights penalty, public information fee and Series C Convertible Preferred Shares dividends.

On May 5, 2017, the Board approved, and on May 8, 2017, the Company issued an aggregate of 2,166 shares of Common Stock to five people in satisfaction of aggregate liabilities of $386,900 associated with certain professional and other consulting fee agreements.

During the three months ended June 30, 2017, the Company received agreements signed by certain holders of outstanding warrants to purchase Common Stock, pursuant to which warrants to purchase an aggregate of 181,783 warrant shares converted into 180,533 shares of Common Stock. These 180,533 shares were issued pursuant to a Board resolution dated July 17, 2017.

On July 14, 2017, the Company issued 10,000 shares of its Common Stock to Mr. Schweitzer valued at $93,750 pursuant to his Director Agreement.

On July 18, 2017, the Company issued a promissory note to BLNK Holdings, LLC, an entity whose holdings Mr. Farkas has voting power and investment power over, in the principal amount of $5,078.22 at an interest rate of 10% annually. The date of maturity is the earlier of (i) October 17, 2017 or (ii) the closing date of the offering of the Company’s securities.

On July 31, 2017, the Company issued a promissory note to BLNK Holdings in the principal amount of $30,000 at an interest rate of 10% annually. The date of maturity is the earlier of (i) October 17, 2017 or (ii) the closing date of the offering of the Company’s securities.

On August 4, 2017, the Company issued 48,023 warrants, in lieu of options, owed to Mr. Calise pursuant to his employment agreement at prices ranging from $35.00 to $150.00, with a weighted average price of $36.44.

On August 7, 2017, we issued a sixty-day convertible note in the principal amount of $50,000 to FGI. Interest on the note accrues at a rate of 15% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of Common Stock at $35.00 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 100,000 shares of Common not subject to the Reverse Stock Split at an exercise price of $0.70 (not subject to the Reverse Stock Split).

On August 14, 2017, the Company and Wolverine Flagship Fund Trading Limited (“Wolverine”) entered into a Warrant Exchange Agreement (the “Warrant Agreement”). Pursuant to the Warrant Agreement, Wolverine agreed to exchange its 2,500,000 warrant shares for the same number of shares of the Company’s Common Stock.

On August 29, 2017, FGI exercised warrants on a cashless basis and received 2,990,404 shares of Common Stock.

From January 1, 2017 through September 25, 2017, the Company received agreements signed by certain holders of outstanding warrants to purchase Common Stock, pursuant to which warrants to purchase an aggregate of 726,704 warrant shares converted into 711,041 shares of Common Stock. These 711,041 shares were issued pursuant to Board resolutions dated September 26, 2017 and November 1, 2017.

On November 29, 2017, the Company issued 9,119 Series C Preferred Shares to forty-five (45) stockholders as payment in full, among other items, of registration rights penalties accrued for the period of July 1, 2017 through September 30, 2017.

Use of Proceeds for Registered Offering of Common Stock and Warrants

On February 13, 2018, our Registration Statement on Form S-1 (File No. 333-214461) was declared effective by the SEC for our underwritten public offering (the “Public Offering”), pursuant to which we sold an aggregate of 4,353,000 shares of Common Stock and warrants to purchase up to an aggregate of 8,706,000 shares of common stock (the “Warrants”), at a combined public offering price of $4.25 per unit comprised of one share of Common Stock and two Warrants. Each Warrant is exercisable for five years from issuance and has an exercise price equal to $4.25 per share. The Company granted the Public Offering’s underwriters a 45-day option to purchase up to an additional 652,950 shares of Common Stock and/or warrants to purchase 1,305,900 shares of Common Stock to cover over-allotments, if any. In connection with the closing of the Public Offering, the underwriters partially exercised their over-allotment option and purchased an additional 406,956 warrants., for aggregate gross proceeds of approximately $18.5 million, less underwriting discounts and commissions and other offering expenses of approximately $1.69 million, for aggregate net proceeds of approximately $16.8 million. The Public Offering closed on February 16, 2018. There has been no material change in the planned use of proceeds from Public Offering as described in our prospectus dated February 13, 2018, as filed with the SEC pursuant to Rule 424(b) under the Securities Act (File No. 333-214461) (“Prospectus”). Joseph Gunnar & Co., LLC acted as sole book-running manager for the Public Offering and The Benchmark Company, LLC acted as a co-manager for the Public Offering.

ITEM 6.	SELECTED FINANCIAL DATA

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2017 and 2016 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

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

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. As of April 11, 2018, we have approximately 14,165 charging stations deployed of which 4,690 are Level 2 commercial charging units, 113 DC Fast Charging EV chargers and 1,976 residential charging units in service on the Blink Network. Additionally, we currently have approximately 436 Level 2 commercial charging units on other networks and there are also approximately an additional 6,950 non-networked, residential Blink EV charging stations. The non-networked, residential Blink EV charging stations are all partner owned.

As reflected in our consolidated financial statements as of December 31, 2017, we had had a cash balance, a working capital deficiency and an accumulated deficit of $185,151, $34,762,130, and $156,435,278 respectively. During the years ended December 31, 2017 and 2016, we incurred net losses of $75,363,496 and $7,699,127, respectively. The Company has not yet achieved profitability. Subsequent to December 31, 2017, the Company raised aggregate net proceeds of approximately $14.1 million in connection with its public offering and exchanged aggregate liabilities of approximately $26.0 million for equity.

Consolidated Results of Operations

Year Ended December 31, 2017 Compared With Year Ended December 31, 2016

Revenues

Total revenue for the year ended December 31, 2017 was $2,500,357 compared to $3,326,021, a decline of $825,664, or 25%. The decrease is primarily attributed to a decrease in revenue from product sales of $631,853, or 56%, to $495,086 for the year ended December 31, 2017 from $1,126,939 for the year ended December 31, 2016. The decrease is due to a lower volume of residential and commercial units sold in 2017. Additionally, the decline is attributable to a $211,767 decline in grants and rebates revenue that decreased to $120,905, or 64% for the year ended December 31, 2017 compared to $332,672 for the year ended December 31, 2016. Grants and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The ability to secure grant revenues is typically unpredictable and, therefore, uncertain. We have not recently received any new grants and, as a result, the 2017 revenue is related to the amortization of previous grants.

Charging service revenue company-owned charging stations was $1,186,710 for the year ended December 31, 2017 compared to $1,144,016 for the year ended December 31, 2016, a slight increase of $42,694, or 4%.

Total revenue from warranty revenue and network fees was $359,216 for the year ended December 31, 2017, compared to $380,884 the year ended December 31, 2016 a decrease of $21,668, or 6%. The decrease is primarily attributable to a lower volume of residential and commercial units sold in 2017.

Other revenue decreased by $3,070 to $338,440 for the year ended December 31, 2017 as compared to $341,510 for the year ended December 31, 2016. The decrease was primarily attributable to a decrease of $175,978 in charging revenue from host-owned stations as a result of property owners converting their charging stations from host-owned to company-owned. This decrease was almost fully offset by the sale of Low Carbon Fuel Standard credits that amounted to $172,908 during the year ended December 31, 2017.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, repairs and maintenance, electricity reimbursements and revenue share payments to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the year ended December 31, 2017 were $1,454,686 as compared to $2,813,680 for the year ended December 31, 2016, a decrease of $1,358,994, or 48%, primarily due to a reduction in depreciation and amortization expense that declined to $380,309 for the year ended December 31, 2017 as compared to $805,607 for the year ended December 31, 2016, as the underlying assets became fully depreciated during 2017. Warranty and repairs and maintenance costs decreased by $379,367, or 109%, to a benefit of $32,890 during the year ended December 31, 2017 from $346,477 during the year ended December 31, 2016. The decrease was primarily attributable to a decrease in warranty expenses of $340,828 as a result of us bringing our warranty service in-house in 2017. Network costs were $302,645 for the year ended December 31, 2017 compared to $511,438 for the year ended December 31, 2016, a decrease of $208,793, or 41%. This decrease is attributed to renegotiated contracts with service providers. There is a degree of variability in our gross margins related to charging services revenues from period to period primarily due to (i) the mix of revenue share payment arrangements, (ii) electricity reimbursements, and (iii) the costs of maintaining charging stations not currently in operation. Any variability in our gross margins related to equipment sales depends on the mix of products sold. Lastly, due to a decrease in the volume of residential and commercial units sold in 2017, cost of product sales decreased by $264,307 to $237,422 during the year ended December 31, 2017 as compared to $501,729 during 2016.

Operating Expenses

Operating expenses consist of selling, marketing, advertising, payroll, administrative, finance and professional expenses.

Compensation expense increased by $1,101,949, or 23%, from $4,879,612 (consisting of approximately $4.1 million of cash compensation and approximately $0.8 million of non-cash compensation) for the year ended December 31, 2016 to $5,981,561 (consisting of approximately $2.9 million of cash compensation and approximately $3.1 million of non-cash compensation) for the year ended December 31, 2017. The increase is primarily attributed to an increase in non-cash compensation of $1.9 million due to increased equity-based board fees and commissions during 2017. This is partially offset by a decrease in salary and other payroll expenses of $724,750 due to a reduction in head count in 2017.

Other operating expenses consist primarily of rent and second generation product development expenses. Other operating expenses decreased by $546,853, or 38%, from $1,451,683 for the year ended December 31, 2016 to $904,830 for the year ended December 31, 2017. The decrease was primarily attributable to a decrease in product development costs related to second generation charging stations of $338,979 to $162,190 during the year ended December 31, 2017 from $501,168 during the year ended December 31, 2016. Additionally, there was a decrease in rent expense of $135,514 to $105,246 during the year ended December 31, 2017 from $240,760 during the year ended December 31, 2016. The decrease in rent was due to our move to smaller spaces.

General and administrative expenses decreased by $112,029, or 8%, from $1,393,954 for the year ended December 31, 2016 to $1,281,925 for the year ended December 31, 2017. The decrease was primarily due to a decrease in accounting and consulting fees of $312,987 to $331,040 during the year ended December 31, 2017 compared to $644,027 during the year ended December 31, 2016. During 2016, there was significant accounting work performed in connection with our efforts to get current in our filings with the SEC. This was partially offset by an increase in legal fees of $303,954 to $699,143 during the year ended December 31, 2017 compared to $395,188 during the year ended December 31, 2016. During the year ended December 31, 2017, we incurred lease termination costs of $300,000 which represents the fair value of our remaining under our lease agreement.

Other Expense

Other expense increased by $67,454,632 from $486,219 for the year ended December 31, 2016 to $67,940,851 for the year ended December 31, 2017. The increase was primarily due to an increase in the non-cash change in fair value of warrant liabilities of approximately $44.7 million, which was primarily attributable to the quantity of warrants held by our Executive Chairman not being subject to our reverse stock split, which, as a result of the reverse stock split, caused the warrants to increase in value. The increase in other expense was also attributable to a loss on settlement reserve of approximately $13.0 million, which was primarily related to our default on our note with JMJ, as well as a non-cash loss on inducement of approximately $7.6 million which related to exchange agreements whereby the fair value consideration we issued to counterparties exceeded the carrying amounts of the liabilities.

Net Loss

Our net loss for the year ended December 31, 2017 increased by $67,664,369, or 879%, to $75,363,496 as compared to $7,699,127 for the year ended December 31, 2016. The decrease was primarily attributable to an increase in other expenses of $67,454,632. Our net loss attributable to common shareholders for the year ended December 31, 2017 increased by $70,462,969, or 769%, from $9,167,627 to $79,630,596 for the aforementioned reasons and due to an increase in the dividend attributable to Series C Convertible Preferred shareholders of $2,798,600.

Liquidity and Capital Resources

During the year ended December 31, 2017, we financed our activities from proceeds derived from debt and equity financing. A significant portion of the funds raised from the sale of capital stock have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the year ended December 31, 2017 and 2016, we used cash of $2,548,661 and $2,749,023, respectively, in operations. Our cash use for the year ended December 31, 2017 was primarily attributable to our net loss of $75,363,496, adjusted for net non-cash expenses in the aggregate amount of $58,138,853, partially offset by $14,675,982 of net cash provided by changes in the levels of operating assets and liabilities. Our cash use for the year ended December 31, 2016 was primarily attributable to our net loss of $7,699,127, adjusted for net non-cash expenses in the aggregate amount of $2,031,537 partially offset by $2,918,567 of net cash provided by changes in the levels of operating assets and liabilities.

During the year ended December 31, 2017, cash used in investing activities was $23,169, which was used to purchase charging stations and other fixed assets. Net cash used in investing activities was $80,463 during the year ended December 31, 2016, which was used to purchase charging stations and other fixed assets.

Net cash provided by financing activities for the year ended December 31, 2017 was $2,751,083, of which, $3,017,645 was provided in connection with the issuance of various forms of notes payable, partially offset by the payment of $172,158 associated with public offering costs and $72,945 of debt issuance costs as well as the repayment of notes payable of $9,893. Net cash provided by financing activities for the year ended December 31, 2016 was $2,646,153, of which $1,367,120 was provided in connection with proceeds from the issuance of Series C Convertible Preferred Stock and warrants, $1,000,000 was provided in connection with the issuance of convertible notes payable, $600,000 was provided in connection with proceeds from the issuance of convertible notes payable to a related party, partially offset by $52,500 of payment of Series C Convertible Preferred Stock issuance cost, $53,640 of payment of future offering costs, $87,405 of payment of debt issuance costs, and repayment of notes payable of $138,988.

Through December 31, 2017, we incurred an accumulated deficit since inception of $156,435,278. As of December 31, 2017, we had a cash balance and working capital deficit of $185,151 and $34,762,130, respectively. During the year ended December 31, 2017, we incurred a net loss of $75,363,496. We have not yet achieved profitability. Subsequent to December 31, 2017, we raised aggregate net proceeds of approximately $14.1 million in connection with the closing of our public offering and exchanged aggregate liabilities of approximately $26.0 million for equity.

There has been no material change in the planned use of proceeds from Public Offering as described in our Prospectus. Approximately $4.4 million was to be used for the repayment of certain debt and other obligations, of which, as of March 27, 2018, approximately $3.8 million, has been paid. The remaining amount will be used as follows:

(1)	Approximately $4.0 million for the deployment of charging stations;
(2)	Approximately $1.0 million to expand our product offerings including but not limited to completing the research and development, as well as the launch of our next generation of EV charging equipment;
(3)	Approximately $3.0 million to add additional staff in the areas of finance, sales, customer support, and engineering; and
(4)	The remainder for working capital and other general corporate purposes

We believe our current cash on hand is sufficient to meet our obligations, operating and capital requirements for at least the next twelve months from the date of this filing. Thereafter, the we will need to raise further capital, through the sale of additional equity or debt securities, or other debt instruments to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. There is also no assurance that the amount of funds we might raise will enable us to complete our development initiatives or attain profitable operations. If we are unable to obtain additional financing on a timely basis, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations and liquidate.

Since inception, our operations have primarily been funded through proceeds from equity and debt financings. Although management believes that we have access to capital resources, there are currently no commitments in place for new financing at this time, except as described below under the heading Recent Developments, and there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all.

Recent Developments

Resignation of Andy Kinard as President

On March 19, 2018, Andy Kinard resigned as the Company’s President, effective immediately. Mr. Kinard remains a non-executive employee of the Company. The Company has not yet appointed a new President.

Public Offering and Nasdaq Uplisting

On February 16, 2018, we closed our underwritten public offering (the “Public Offering”) of an aggregate 4,353,000 shares of our common stock and warrants to purchase 8,706,000 shares of common stock at a combined public offering price of $4.25 per unit comprised of one share and two warrants. The Public Offering resulted in approximately $18.5 million of gross proceeds, less underwriting discounts and commissions and other offering expenses of approximately $4.4 million, a portion of which is included within deferred public offering costs on the balance sheet as of December 31, 2017, for aggregate net proceeds of approximately $14.1 million. The common stock and warrants were approved to list on the Nasdaq Capital Market under the symbols BLNK and BLNKW, respectively, and began trading on February 14, 2018.

Each warrant is exercisable for five years from issuance and has an exercise price equal to $4.25 per share. We granted the Public Offering’s underwriters a 45-day option to purchase up to an additional 652,950 shares of common stock and/or warrants to purchase 1,305,900 shares of common stock to cover over-allotments, if any. In connection with the closing of the Public Offering, the underwriters partially exercised their over-allotment option and purchased an additional 406,956 warrants. The 45-day option expired on April 2, 2018.

Securities Purchase Agreement with JMJ Financial

On October 7, 2016, we executed a Promissory Note in favor of JMJ in the amount up to $3,725,000 bearing interest on the unpaid balance at the rate of six percent. The initial amount borrowed under the Promissory Note was $500,000, with the remaining amounts permitted to be borrowed under the Promissory Note being subject to us achieving certain milestones.

We initially issued one warrant to JMJ to purchase a total of 14,286 shares of our Common Stock at an exercise price equal to the lesser of: (i) 80% of the Common Stock price of the Public Offering, (ii) $35.00 per share, (iii) 80% of the unit price of the Public Offering (if applicable), (iv) the exercise price of any warrants issued in the Public Offering, or (v) the lowest conversion price, exercise price, or exchange price, of any security issued by us that is outstanding on October 13, 2016.

The initial amount borrowed under the Promissory Note was $500,000, with the remaining amounts permitted to be borrowed under the Promissory Note being subject to us achieving certain milestones. With the achievement of certain milestones in November 2016 (the filing with the SEC of a Preliminary Information Statement on Schedule 14C regarding the Reverse Stock Split), an additional advance of $500,000 under the Promissory Note occurred on November 28, 2016. Another warrant to purchase 14,286 shares of our Common Stock was issued as of November 28, 2016. With the achievement of certain milestones in February 2017 (the filing with the SEC of a revised Preliminary Information Statement and a Definitive Information Statement, each on Schedule 14C regarding the Reverse Stock Split), additional advances of $225,100 and $300,000 under the Promissory Note occurred on February 10 and February 27, respectively. Thus, two more warrants to purchase the Company’s Common Stock were issued, one for 6,431 shares and the other for 8,571 shares, respectively.

All advances after February 28, 2017 were at the discretion of JMJ without regard to any specific milestones occurring. Additional advances of $250,000 and $30,000 under the Promissory Note occurred on March 14, 2017 and March 24, 2017, respectively, and two more warrants to purchase the Company’s Common Stock were issued, one for 7,143 shares and the other for 857 shares. An additional advance of $400,000 occurred on April 5, 2017 and another warrant to purchase 11,429 shares of our Common Stock was issued on the same date. An additional advance of $295,000 occurred on May 9, 2017 and another warrant to purchase 8,429 shares of the Company’s Common Stock was issued on the same date. On July 27, 2017, an additional advance of $50,000 was made to the Company and another warrant to purchase 1,429 shares of the Company’s Common Stock was issued to JMJ. JMJ and the Company entered into a Lockup, Conversion, and Additional Investment Agreement dated October 23, 2017 (the “Additional Agreement”), however, it became effective upon the document being fully executed on October 24, 2017. In accordance with the terms of the Additional Agreement, on October 24, 2017, JMJ advanced to the Company $949,900 available pursuant to previous agreements with JMJ and another warrant to purchase 27,140 shares of the Company’s Common Stock was issued to JMJ. As of the closing of the Public Offering, ten (10) warrants to purchase a total of 100,001 shares of the Company’s Common Stock had been issued to JMJ. The aggregate exercise price was $3,500,000.

The Additional Agreement extended the maturity date of the JMJ loans to December 15, 2017. On November 29, 2017, the Company and JMJ entered into the first amendment to the Additional Agreement, extending the maturity date to December 31, 2017. On January 4, 2018, the Company and JMJ entered into the second amendment to the Additional Agreement, extending the maturity date to January 31, 2018. On February 1, 2018, the Company and JMJ entered into the third amendment to the Additional Agreement, extending the maturity date to February 10, 2018. On February 7, 2018, the Company and JMJ entered into the fourth amendment to the Additional Agreement, extending the maturity date to February 15, 2018.

In addition, JMJ claimed that the Company would owe JMJ $12 million as a mandatory default amount pursuant to previous agreements with the Company. JMJ, in the Additional Agreement, agreed to allow the Company to have two options for settling a previously issued note (including settling the mandatory default amount for either $1.1 million or $2.1 million), securing a lockup agreement from JMJ, and exchanging previously issued warrants for shares of Common Stock. Each of these options depended upon the Public Offering closing by December 15, 2017 (subsequently extended to February 15, 2018). The option chosen was at the Company’s sole discretion.

The first option was that the Company, upon the closing of the Public Offering: (a) would pay $2.0 million in cash to JMJ; and (b) would issue shares of Common Stock to JMJ with a value of $9,005,000 (including the Origination Shares). The second option was that the Company, upon the closing of the Public Offering, would not pay any cash to JMJ and would issue shares of Common Stock to JMJ with a value of $12,005,000 (including the Origination Shares).

Upon the closing of the Public Offering (February 16, 2018), the Company chose the second option and did not pay any cash to JMJ. Although the Public Offering closed one day after the February 15, 2018 Maturity Date, JMJ accepted payment on February 16, 2018 did not declare a default.

In each case, the Company was to issue such number of duly and validly issued, fully paid and non-assessable shares of Common Stock equal to the amount in question divided by the lowest of (i) $35.00 per share, or (ii) the lowest daily closing price of the Common Stock during the ten days prior to delivery of shares (subject to adjustment for stock splits), or (iii) 80% of the Common Stock price of the Public Offering, or (iv) 80% of the unit price of the Public Offering (if applicable), or (v) the exercise price of any warrants issued in the Public Offering.

Prior to the Company choosing the option at the closing (with the first option including some cash and the second option not including any cash), JMJ could elect to receive some or all of the share consideration (to be issued pursuant to either option) in the form of convertible preferred stock. On January 29, 2018, JMJ made the election to receive all of the share consideration in the form of shares of convertible preferred stock.

Pursuant to the second option and to the election by JMJ to receive convertible preferred stock instead of common stock as permitted by the Additional Agreement, the Company, on February 16, 2018 issued to JMJ shares of Series D Preferred Stock convertible into 3,847,756 shares of Common Stock, to reflect the full payment of all dollar amounts and share amounts owed in connection with the JMJ Financing. Because the Series D Preferred Stock is convertible into shares of our Common Stock, upon JMJ’s conversion of the Series D Preferred Stock into shares of our Common Stock, holders of our Common Stock will experience dilution.

We refer herein to these transactions with JMJ as the “JMJ Financing”.

Separately from and unrelated to the JMJ Financing, JMJ lent $250,000 to the Company on January 22, 2018. We agreed with JMJ to issue units of unregistered shares of Common Stock and warrants as repayment of this $250,000 advance at the closing of the Public Offering (with each unit consisting of one share of Common Stock and two warrants each to purchase one share of Common Stock). On March 16, 2018, the Company issued 73,529 shares of Common Stock to JMJ and on April 9 the Company issued 147,058 warrants to JMJ.

Issuances of Restricted Common Stock

In connection with the closing of the Public Offering, and pursuant to obligations previously incurred by the Company, on March 16, 19, 22, and 27, 2018, the Company issued a total of 12,305,228 restricted shares of Common Stock, to approximately seventy (70) individuals or entities (the “Securities Issuance”). Details of the Securities Issuance are described below.

Upon the closing of the Public Offering, all outstanding shares of Series B Preferred Shares of the Company were converted into 223,235 shares of Common Stock. These 223,235 shares of Common Stock are equal to $825,000 payable to ECOtality Consolidated Qualified Creditor Trust. The Company issued to ECOtality Consolidated Qualified Creditor Trust 223,235 shares of Common Stock as payment. As of March 28, 2018, there are no longer any Series B Preferred Shares outstanding.

The Company issued to Mr. Michael J. Calise, the Company’s Chief Executive Officer, 10,269 restricted shares of the Company’s Common Stock. The shares were issued in settlement and consideration of services rendered during the period of April 1, 2016 through March 31, 2017. The 20,538 five-year warrants to purchase Common Stock with an exercise price of $4.25 were issued to Mr. Calise on April 9, 2018.

9,440 shares were issued to Mr. Andy Kinard, the Company’s former President, in settlement and consideration of services rendered during the period of April 1, 2016 through March 31, 2017. The 18,880 five-year warrants to purchase Common Stock with an exercise price of $4.25 were issued to Mr. Kinard on April 9, 2018.

46,655 shares of Common Stock were issued as payment of a total of $153,529 to both SemaConnect Inc. and their legal counsel pursuant to the Settlement Agreement dated June 23, 2017.

Pursuant to a Confidential Settlement Agreement between the Company and ITT Cannon, LLC, dated May 17, 2017, the Company owed $200,000 to ITT Cannon which was to be paid entirely in the form of shares of Common Stock. On March 16, 2018, the Company issued 47,059 shares of Common Stock to ITT Cannon as partial payment of this $200,000 in stock. On March 30, 2018 the Company has issued an additional 25,669 shares to satisfy in full its obligations to ITT.

74,753 shares of Common Stock were issued as payment of $221,009 owed to BLNK Holdings, in principal and interest pursuant to a Conversion Agreement between the Company and BLNK Holdings, dated August 23, 2017.

73,529 shares of Common Stock were issued to JMJ Financial as repayment of a $250,000 advance pursuant to a Letter Agreement between the Company and the counterparty, dated February 1, 2018. The 147,058 five-year warrants to purchase Common Stock with an exercise price of $4.25 were issued to JMJ Financial on April 9, 2018.

141,176 shares of Common Stock were issued to JNS Power & Control Systems, Inc. (“JNS”) as payment of $600,000 in connection with an asset purchase agreement entered into with the counterparty on February 2, 2018 in settlement of litigation.

23,529 shares of Common Stock were issued to JNS to be held in escrow as security for the $100,000 payment to be paid within six months of the closing of the Public Offering. At the time the $100,000 payment is made by the Company, the 23,529 shares currently held in escrow will be cancelled.

17,132 shares of Common Stock were issued to Genweb2 as repayment of a $58,250 debt pursuant to a Letter Agreement between the Company and the counterparty, dated February 12, 2018.

2,353 shares of Common Stock were issued as payment of $10,000 to Russ Klenet & Associates, Inc. pursuant to the Settlement and Release Agreement between the Company and the counterparty, dated December 29, 2016.

17,647 shares of Common Stock were issued as payment of $75,000 owed to Wilson Sonsini Goodrich & Rosati pursuant to a Settlement Agreement between the Company and the counterparty, dated June 8, 2017.

119,700 shares of Common Stock were issued to Schafer & Weiner, PLLC as part of a repayment of a $406,981.47 debt pursuant to a Letter Agreement between the Company and the counterparty. The 239,400 five-year warrants to purchase Common Stock with an exercise price of $4.25 were issued to Schafer & Weiner, PLLC on April 9, 2018.

1,882 shares of Common Stock were issued to IBIS Co. in connection with an introduction to an investor.

550,000 shares of Common Stock were issued pursuant to letter agreements, dated December 6, 2017 and December 7, 2017 signed by the two holders of the Series A Convertible Preferred Stock (“Series A Preferred Shares”) (Mr. Farkas, our Executive Chairman is receiving 500,000 shares of Common Stock and Ira Feintuch, our Chief Operating Officer is receiving 50,000 shares of Common Stock) to convert 11,000,000 Series A Preferred Shares issued and outstanding as of February 13, 2018. As of March 28, 2018, there are no longer any Series A Preferred Shares outstanding.

886,119 shares of Common Stock were issued to Mr. Farkas pursuant to the December 6, 2017 letter agreement.

13,721 shares of Common Stock were issued to Mr. Farkas as payment of $46,651 in Board fees owed to Mr. Farkas.

223,456 shares of Common Stock were issued to Mr. Farkas as payment of $712,500 in shares of Common Stock owed to Mr. Farkas for the period of December 1, 2015 through May 31, 2017 pursuant to the Third Amendment to Executive Employment Agreement between the Company and Mr. Farkas, dated June 15, 2017 (the “Third Amendment”) and pursuant to a Conversion Agreement between the Company and Mr. Farkas, dated August 23, 2017.

153,039 shares of Common Stock were issued to Mr. Farkas as payment of $375,000 in shares of Common Stock owed to Mr. Farkas for accrued commissions on hardware sales and revenue from charging stations for the period of November 2015 through March 2017 pursuant to the Third Amendment and $145,334 in shares of Common Stock owed to Mr. Farkas for accrued commissions on hardware sales and revenue from charging stations for the period of April 2017 through February 13, 2018 pursuant to an oral agreement between the Company and Mr. Farkas. This oral agreement was reached pursuant to Section 7(B) of the Third Amendment.

In total 1,776,335 restricted shares of the Company’s Common Stock were issued to Mr. Farkas.

26,500 shares of Common Stock were issued to Mr. Feintuch pursuant to the December 7, 2017 letter agreement.

17,487 shares of Common Stock were issued to Mr. Feintuch as payment of $43,555 in shares of Common Stock owed to Mr. Feintuch which represents 25% of the accrued commissions on hardware sales and revenue from charging stations for the period of November 2015 through March 2017 owed to Mr. Feintuch pursuant to the Compensation Agreement between the Company and Mr. Feintuch, dated June 16, 2017 and $15,902 in shares of Common Stock owed to Mr. Feintuch which represents 25% of the accrued commissions on hardware sales and revenue from charging stations for the period of April 2017 through February 13, 2018 owed to Mr. Feintuch pursuant to an oral agreement between the Company and Mr. Feintuch. This oral agreement was reached pursuant to Section 3(B) of the Compensation Agreement.

In total 93,987 restricted shares of the Company’s Common Stock were issued to Mr. Feintuch.

360,441 shares of Common Stock were issued to Ardour Capital Investments, LLC (“Ardour”) (an entity of which Mr. Farkas owns less than 5%) in placement agent fees related to the $3,500,000 lent by JMJ Financial (“JMJ”) to the Company between October 2016 and October 2017. This share amount also includes placement agent fees owed to Ardour in connection with a separate $250,000 lent by JMJ to the Company on January 22, 2018.

1,167 shares of Common Stock were issued to Ardour in connection with placement agent fees related to the sale of Series C Preferred Stock in December 2014.

9,868 shares of Common Stock were issued to Sunrise Securities Corp. (“Sunrise”) in connection with placement agent fees related to the sale of Series C Preferred Stock in December 2014.

143,427 shares of Common Stock were issued to Sunrise as repayment of a $487,653 debt pursuant to a Letter Agreement between the Company and the counterparty, dated February 3, 2018. The 286,854 five-year warrants to purchase Common Stock with an exercise price of $4.25 were issued to Sunrise on April 9, 2018.

9,111,644 shares of Common Stock were issued to fifty-three (53) holders to convert all Series C Preferred Shares outstanding and owed as of the February 16th closing date of the Public Offering. As of March 28, 2018, there are no longer any Series C Preferred Shares outstanding. Among the 9,111,644 shares issued, BLNK Holdings was issued 6,827,092 shares and Mr. Farkas was issued 211,276 shares.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(a)(2) of the Securities Act. The securities were exempt from registration under Section 4(a)(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(a)(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. All of the securities were issued without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(a)(2).

Critical Accounting Policies

Our critical accounting policies are included in Note 2 - Significant Accounting Policies of our consolidated financial statements included within this Annual Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Recently Issued Accounting Standards

Our recently issued accounting standards are included in Note 2 - Significant Accounting Policies of our consolidated financial statements included within this Annual Report.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2017 and that material weaknesses in ICFR existed as more fully described below.

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

In November 2017, the audit committee, as currently comprised, conducted its first review of the interim financial statements for the period ended September 30, 2017. Our management believes that the controls implemented in relation to the audit committee are sufficient to address the material weakness related to the audit committee on a go forward basis and, accordingly, they concluded that, as of December 31, 2017, the material weakness that had existed at December 31, 2016 had been remediated.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard AS 2201, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2017 our internal controls over financial reporting were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the year ended December 31, 2017. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient resources in our accounting function, which restricts the Company’s ability to gather, analyze and properly review information related to financial reporting in a timely manner. As a result, as of the date of filing, we have not completed our ASC 606 implementation process and, thus, cannot disclose the quantitative impact of adoption on our financial statements. In addition, due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.	We have inadequate controls to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Management evaluated the impact of the lack of timely communication between non–financial personnel and financial personnel on our assessment of our reporting controls and procedures and has concluded that the control deficiency represented a material weakness.

4.	Certain control procedures were unable to be verified due to performance not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Management evaluated the impact of its failure to maintain proper documentation of the review process on its assessment of its reporting controls and procedures and has concluded deficiencies represented a material weakness.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except the implementation of the controls identified above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our current directors and executive officers and their ages as of April 10, 2018 are listed below. The number of directors is determined by the Board. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Principal Positions With Us
Michael D. Farkas	46	Executive Chairman of the Board of Directors (Principal Executive Officer)

Michael J. Calise	57	Chief Executive Officer (Interim Principal Financial Officer and Interim Principal Accounting Officer) and Director

Ira Feintuch	46	Chief Operating Officer

Andrew Shapiro	49	Director

Donald Engel	85	Director

Robert C. Schweitzer	71	Director

Set forth below is a brief description of the background and business experience of our directors and executive officers for the past five years.

Michael D. Farkas, Executive Chairman of the Board of Directors (Principal Executive Officer)

Mr. Farkas served as our Chief Executive Officer from 2010 through July 24, 2015. Mr. Farkas has served as a member of the Board since 2010 and has been the Executive Chairman of the Board since January 1, 2015. Mr. Farkas is the founder and manager of FGI, a privately held investment firm. Mr. Farkas is the founder and CEO of Balance Labs, Inc., a consulting firm that provides business development and consulting services to startup development stage business. Mr. Farkas is a director at Balance Labs Inc. Mr. Farkas also currently holds the position of Chairman and Chief Executive Officer of the Atlas Group, where its subsidiary, Atlas Capital Services, was a broker-dealer that had successfully raised capital for a number of public and private clients until it withdrew its FINRA registration in 2007. Over the last 20 years, Mr. Farkas has established a successful track record as a principal investor across a variety of industries, including telecommunications, technology, aerospace and defense, agriculture, and automotive retail. Mr. Farkas attended Brooklyn College where he studied Finance.

Based on his work experience and education, we have deemed Mr. Farkas fit to serve on the Board and as our principal executive officer.

Michael J. Calise, Chief Executive Officer (Interim Principal Financial Officer and Interim Principal Accounting Officer) and Director

Mr. Calise has served as our Chief Executive Officer since July 29, 2015 and as a member of the Board since March 9, 2016. From June 2011 to February 2015, Mr. Calise was the Head of North America Electric Vehicle Solutions at Schneider Electric, a world leader in energy management and energy efficiency. While at Schneider, Mr. Calise was responsible for the North American electric vehicle strategy, product, and services, and took the business from its infancy to its position as one of the top contenders in the electric vehicle solutions industry. Prior to Schneider Electric, from March 2010 to May 2011, Mr. Calise was the founder and principal of EVadvise, an independent advisory firm focused on mass scale electric vehicle infrastructure. While at EVadvise, he helped develop the EV Charging infrastructure technology plan for Marin Transportation Authority’s (MTA) county-wide charger deployment. Mr. Calise received a Bachelor of Science Degree in Electrical Engineering from the University of Buffalo in New York, and has been a member of the Institute of Electrical and Electronics Engineers, California Clean Cars, Cleantech.org, Plug In America and the Electric Auto Association (EAA), and was a former board member of the Electric Drive Transportation Association (EDTA) and the BACC EV Strategic Council and the former chairman of the Los Gatos Transportation and Parking Commissions.

Based on his work experience in the EV industry and his education, we have deemed Mr. Calise fit to serve on the Board and as our Chief Executive Officer.

Ira Feintuch, Chief Operating Officer

Mr. Feintuch commenced employment with our Company in 2009 and was appointed Chief Operating Officer on March 24, 2015. Mr. Feintuch served as Vice President of Operations from September 2009 to March 2015. In this capacity, Mr. Feintuch has been responsible for the purchasing, installation, and maintenance of EV charging equipment, the selection and management of third-party electricians and service professionals for our Company and its subsidiaries, as well as developing strategic partnerships and collaborative relationships for our Company. Mr. Feintuch currently sits on the board of the ROEV Association, an EV industry trade association. Mr. Feintuch commenced personal bankruptcy proceedings in January 2016. Mr. Feintuch holds a B.S. in Management from Touro College.

Andrew Shapiro, Director

Mr. Shapiro has served on our Board since April 17, 2014. Mr. Shapiro founded Broadscale Group in 2012 and serves as its leader. Broadscale is a new model of investment firm working with leading energy corporations to invest in and commercialize the industry’s most promising market-ready innovations. Prior to Broadscale, Mr. Shapiro founded GreenOrder in 2000. GreenOrder was a strategic advisory firm that worked with more than 100 enterprises to create energy and environmental innovation as a competitive advantage. In this capacity, Mr. Shapiro and his team worked with General Electric’s leadership on the creation and execution of its multi-billion dollar “ecomagination” initiative, provided strategic counsel to General Motors on the launch of the Chevrolet Volt, and served as the green advisor for 7 World Trade Center, New York City’s first LEED-certified (Leadership in Energy and Environmental Design) office tower. GreenOrder’s client list included Alcan, Allianz, Bloomberg, BP, Bunge, Citi, Coca-Cola, Dell, Disney, Duke Energy, DuPont, eBay, Hines, HP, JPMorgan Chase, KKR, McDonald’s, Morgan Stanley, NASDAQ OMX, National Grid, NBC Universal, NRG, Office Depot, Pfizer, Polo Ralph Lauren, Simon Property Group, Staples, Target, Tishman Speyer, TXU, and Waste Management. Mr. Shapiro and GreenOrder also co-founded the US Partnership for Renewable Energy Finance (US PREF). Mr. Shapiro holds an A.B. in Anthropology from Brown University and a J.D. from Yale Law School.

Based on his experience with environmental innovation and his education, we have deemed Mr. Shapiro fit to serve on the Board.

Donald Engel, Director

Mr. Engel has served on our Board since July 30, 2014. Mr. Engel is currently a consultant to Palisades Capital Management LLC. Mr. Engel served as Managing Director and consultant at Drexel Burnham Lambert for 15 years. Mr. Engel managed and developed new business relationships and represented clients such as Warner Communications and KKR & Co., L.P. Mr. Engel also served as a consultant to Bear Stearns and as a Director of such companies as Revlon, Uniroyal Chemical, Levitz, Banner Industries, Savannah Pulp & Paper, and APL Corp. In the last decade, Mr. Engel consulted to Morgan Joseph TriArtisan. Mr. Engel attended the University of Richmond.

Based on his work experience, previous directorships and education, we have deemed Mr. Engel fit to serve on the Board.

Robert Schweitzer, Director

Mr. Schweitzer has served on our Board since July 17, 2017. Mr. Schweitzer is currently the chief executive officer of RCS Mediation & Consulting LLC, which he founded in 2012. Mr. Schweitzer’s areas of expertise include: financial management, portfolio management, credit review and approval, large project financing, sales management and corporate/civil leadership. Mr. Schweitzer has served as a Board Director for eight companies – both publicly and privately held. He currently serves as chairman of 1-800-PetMeds (NASDAQ:PETS) and as lead independent director of OmniComm (OTCQX: OMCM).

Throughout his career in banking and finance, Mr. Schweitzer has served in roles ranging from Head of Central North America Commercial Lending at a major national bank, Director and Head of Real Estate, Construction and Environmental Consulting for Coopers & Lybrand, and Regional President for Union Planters Bank (now Regions Bank). Most recently, Mr. Schweitzer was the President and COO of Shay Investment Services, Inc., a bank investment advisory firm and broker-dealer.

Prior to his career in finance, Mr. Schweitzer served in the U.S. Navy nuclear submarine force and retired with a rank of Captain. He holds an M.B.A. from the University of North Carolina and a B.S. Degree from the United States Naval Academy. Mr. Schweitzer also serves as a Florida Supreme Court Certified Circuit Civil Mediator, a Florida Office of Financial Regulation Certified Insurance Mediator, a FINRA Certified Arbitrator, and as a council member of the American Arbitration Association.

Based on his work experience, positions held within the financial services industry and his education, we have deemed Mr. Schweitzer fit to serve on the Board.

Family Relationships

There are no family relationships between any of our officers or directors.

Director Independence

Our Common Stock and warrants are listed on the NASDAQ. Under the rules of NASDAQ, “independent” directors must make up a majority of a listed company’s board of directors. In addition, applicable NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent within the meaning of the applicable NASDAQ rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Our Board has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carryout out his responsibilities. As a result of this review, our Board determined that Messrs. Shapiro, Schweitzer, and Engel qualify as “independent” directors within the meaning of the NASDAQ rules. As a result, a majority of our directors are independent, as required under applicable NASDAQ rules. As required under applicable NASDAQ rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board Composition

Our Board is currently composed of five members. Mr. Schweitzer has been designated lead independent director. Our articles of incorporation and our bylaws permit our stockholders to establish by resolution the authorized number of directors, and six are currently authorized. Our directors hold office until their successors have been elected and qualified, or the earlier of their death, resignation or removal.

Board Committees

Our Board has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our Board are described below. Members serve on such committees until their resignation or until otherwise determined by our Board.

Audit Committee

Our audit committee was established on December 3, 2013 to oversee our corporate accounting and financial reporting processes. Our audit committee, among other things, is responsible for:

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

Our audit committee is comprised of Messrs. Schweitzer, Shapiro, and Engel. Mr. Schweitzer is the chairman of our audit committee. Our Board has determined that each of the directors serving on the audit committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and NASDAQ. In addition, our Board has determined that Mr. Schweitzer meets the requirements of a financial expert as defined under the applicable rules and regulations of the SEC and who has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. Our Board has considered the independence and other characteristics of each member of our audit committee, and our Board believes that each member meets the independence and other requirements of NASDAQ and the SEC.

Our audit committee operates under a written charter that satisfies the applicable standards of the SEC and NASDAQ.

Compensation Committee

Our compensation committee was established on December 3, 2013 to oversee our corporate compensation policies, plans and benefit programs. Our compensation committee is, among other things, responsible for:

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

Our compensation committee is comprised of Messrs. Schweitzer, Shapiro, and Engel. Mr. Schweitzer is the chairman of our compensation committee. Our Board has considered the independence and other characteristics of each member of our compensation committee. Our Board believes that each member of our compensation committee meets the requirements for independence under the current requirements of NASDAQ, is a nonemployee director as defined by Rule 16b-3 promulgated under the Exchange Act and is an outside director as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986 (the “Code”).

Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of NASDAQ.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee was established on December 3, 2013. Our nominating and corporate governance committee is comprised of Messrs. Shapiro, Schweitzer, and Engel. Mr. Shapiro is chairman of our nominating and corporate governance committee. Our nominating and corporate governance committee operates under a written charter. Under our policy, the independent directors of our Board nominate our directors. When evaluating director nominees, our directors consider the following factors:

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

Code of Business Conduct and Ethics

The Company adopted a Code of Business Conduct and Ethics as of December 3, 2013. Our Code of Business Conduct and Ethics applies to all of our employees, officers and directors, including our principal executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is posted on our website at www.blinkcharging.com. Our website and the information contained in, or accessible through, our website will not be deemed to be incorporated by reference into this Report and does not constitute part of this Report. A copy of our Code of Business Conduct and Ethics will be provided without charge to any person submitting a written request to the attention of the Chief Executive Officer at our principal executive office.

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

Term of Office

Our directors are appointed at the annual meeting of shareholders and hold office until the annual meeting of the shareholders next succeeding his or her election, or until his or her prior death, resignation or removal in accordance with our bylaws. Our officers are appointed by the Board and hold office until the annual meeting of the Board next succeeding his or her election, and until his or her successor shall have been duly elected and qualified, subject to earlier termination by his or her death, resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

As of December 31, 2017 and through February 12, 2018, we did not have a class of securities registered under the Exchange Act and therefore our directors, executive officers, and any persons holding more than ten percent of our Common Stock were not required to comply with Section 16 of the Exchange Act. Such persons became obligated to comply with such rules upon the February 13, 2018 filing of our Form 8-A12B registering our class of Common Stock.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2017 and 2016. In 2016 and 2017, the named executive officers of the Company were Michael Farkas (Executive Chairman); Michael Calise (Chief Executive Officer); and Ira Feintuch (Chief Operating Officer).

Andy Kinard served as a member of our Board from November 2009 through July 17, 2017. Mr. Kinard served as our President from November 2009 through March 19, 2018. His compensation is disclosed below since he was an employee member of the Board for all of 2016 and through July 17, 2017.

On July 17, 2017, Mr. Kinard resigned as a Board member. This was done so that a majority of the members of the Board would be independent. Mr. Kinard’s resignation was not a result of any disagreements with the Company.

On March 19, 2018, Mr. Kinard resigned as the Company’s President, effective immediately. Mr. Kinard’s resignation was not a result of any disagreements with the Company. Mr. Kinard remains a non-executive employee of the Company. The Company has not yet appointed a new President.

Name and						Stock Awards		Option Awards		All Other
Principal Position	Year	Salary		Bonus		(1)		(1)		Compensation		Total
Andy Kinard,	2017	$60,000		$-		$-		$-		$47,513	(2)	$107,513
President	2016	$60,266		$-		$3,000		$930		$64,491	(2)	$128,686

Michael D. Farkas,	2017	$981,563	(3)	$-		$-		$74,336	(3)	$1,178,780	(3)	$2,234,679
Executive Chairman	2016	$-		$-		$15,000		$3,226		$362,792	(3)	$381,018

Michael J. Calise	2017	$286,450		$-		$769,047	(4)	$-		$97,887	(4)	$1,153,384
Chief Executive Officer	2016	$275,000		$25,000	(4)	$3,000		$930		$82,098	(4)	$386,028

Ira Feintuch	2017	$250,000		$-		$-		$26,402	(5)	$46,725	(5)	$323,127
Chief Operating Officer	2016	$250,000		$-		$-		$-		$249,428	(5)	$499,428

(1)	The amounts reported in these columns represent the grant date fair value of the stock and options awards granted during the years ended December 31, 2017 and 2016 calculated in accordance with FASB ASC Topic 718.

(2)

Mr. Kinard received $14,391 and $12,966 of Company paid health insurance benefits in calendar years 2017 and 2016, respectively.

Mr. Kinard received $3,000 of Company paid electric vehicle expenses in calendar year 2017.

Mr. Kinard earned the right to various options and Common Stock for each Board Meeting and each committee meeting of the Board attended during the year ended December 31, 2016. The Company accrued $51,525 of compensation expense related to the contractual obligation to issue options which is included within accrued expenses as accrued professional, board and other fees as of December 31, 2016.

On July 17, 2017, Mr. Kinard resigned as a Board member. This was done so that a majority of the members of the Board would be independent. Mr. Kinard’s resignation was not a result of any disagreements with the Company. The Company accrued $7,327 in cash fees owed to Mr. Kinard for the year ended December 31, 2017.

In settlement and consideration of Board services rendered during the period of April 1, 2016 through March 31, 2017, we issued to Mr. Kinard 9,440 units of unregistered shares of Common Stock and warrants (with each unit consisting of one share of Common Stock and two warrants each to purchase one share of Common Stock for a total of 9,440 shares and 18,880 warrants) issuable as payment of $32,095.

(3)

Mr. Farkas received $60,000 of salary in the form of cash in calendar year 2017. Pursuant to the Third Amendment and the Conversion Agreement between the Company and Mr. Farkas, dated August 23, 2017, the Company has accrued $921,563 ($397,500 for 2017; $483,750 for 2016; and $40,313 for 2015) in salary to be paid in the form of shares of Common Stock.

On November 27, 2017, Mr. Farkas received 114,767 shares of Common Stock in exchange for: (i) warrants to purchase 100 shares with an exercise price of $7.50 per share; and (ii) unissued warrants that were owed to Mr. Farkas to purchase (a) 2,000 shares with an exercise price of $9.50 per share; (b) 68,667 shares with an exercise price of $21.50 per share; and (c) 44,000 shares with an exercise price of $37.00 per share. These 114,767 shares are valued at that day’s last reported sales price of $5.90 for a total of $677,125.

The 15,240 shares of Common Stock issuable to Mr. Farkas upon exercise of options to be issued pursuant to the Compensation Agreement with the options having a weighted average exercise price of $34.06 are valued at $24,336 as of December 31, 2017 (as calculated in accordance with FASB ASC Topic 718).

The 15,000 shares of Common Stock issuable to Mr. Farkas upon exercise of options to be issued as replacements of expired options with the options having a weighted average exercise price of $5.30 are valued at $55,047 as of December 31, 2017 (as calculated in accordance with FASB ASC Topic 718).

Mr. Farkas received $18,142 and $17,160 of Company paid health insurance benefits in calendar years 2017 and 2016, respectively.

FGI also earned commissions in the years ended December 31, 2017 and 2016 of $351,795 and $222,500 (the Company accrued $138,500 of cash that was due and $84,000 of compensation expense related to the contractual obligation to issue options and warrants as of December 31, 2016), respectively, in commissions relating to the installation of chargers and FGI also earned a placement fee commission of $52,500 that the Company accrued for as of December 31, 2016. Pursuant to his amended Employment Agreement, Mr. Farkas also earned the right to various options and Common Stock for each Board Meeting and each committee meeting of the Board attended during the year ended December 31, 2016. The Company accrued $70,107 of compensation expense related to the contractual obligation to issue options which is included within accrued expenses as accrued professional, board and other fees as of December 31, 2016.

The Company accrued $351,795 in 2017 commissions to be paid in the form of shares of Common Stock.

Mr. Farkas received $7,266 of Company paid car lease payment and car insurance expenses in calendar year 2017. The Company accrued $4,844 of car lease payment and car insurance expenses in calendar year 2017 owed.

The Company accrued $7,313 in director fees owed to Mr. Farkas for the year ended December 31, 2017.

In settlement and consideration of Board services rendered during the period of April 1, 2016 through March 31, 2017, we issued to Mr. Farkas 13,721 units of unregistered shares of Common Stock and warrants (with each unit consisting of one share of Common Stock and two warrants each to purchase one share of Common Stock for a total of 13,721 shares and 27,442 warrants) issuable as payment of $46,651.

39

(4)

The Company had cumulatively accrued since Mr. Calise’s employment began in 2015 $150,000 in bonuses pursuant to his employment agreement ($50,000 in 2015 and $100,000 in 2016). In 2017, the Compensation Committee of the Board determined that the Company would pay a $25,000 bonus to Mr. Calise for 2016 at the closing of the offering rather than the $150,000 previously accrued. This determination resulted in a reversal of previously accumulated bonuses in the amount of $125,000.

Mr. Calise received $30,437 and $26,928 of Company paid health insurance benefits in calendar years 2017 and 2016, respectively.

Mr. Calise received $7,200 of Company paid car lease payment and phone allowance expenses in calendar year 2017.

The following warrants to purchase shares of Common Stock issued by the Company to Mr. Calise in 2017 are valued at $132,210 as of December 31, 2017 (as calculated in accordance with FASB ASC Topic 718): 31,364 warrants at an exercise price of $35.00; 13,895 warrants at an exercise price of $50.00; 231 warrants at an exercise price of $75.00; 2,520 warrants at an exercise price of $100.00; and 13 warrants at an exercise price of $150.

Pursuant to his Employment Agreement, Mr. Calise also earned the right to various options and Common Stock for each Board Meeting and each committee meeting of the Board attended during the year ended December 31, 2016. The Company accrued $55,171 of compensation expense related to the contractual obligation to issue options which is included within accrued expenses as accrued professional, board and other fees as of December 31, 2016.

The Company accrued $7,327 in director fees owed to Mr. Calise for the year ended December 31, 2017.

In settlement and consideration of Board services rendered during the period of April 1, 2016 through March 31, 2017, we issued to Mr. Calise 10,269 units of unregistered shares of Common Stock and warrants (with each unit consisting of one share of Common Stock and two warrants each to purchase one share of Common Stock for a total of 10,269 shares and 20,538 warrants) issuable as payment of $34,913.

(5)

Mr. Feintuch received $30,437 and $26,928 of Company paid health insurance benefits in calendar years 2017 and 2016, respectively.

The 16,600 shares of Common Stock issuable to Mr. Feintuch upon exercise of options to be issued pursuant to the Compensation Agreement with the options having a weighted average exercise price of $34.34 are valued at $26,402 as of December 31, 2017 (as calculated in accordance with FASB ASC Topic 718)

Pursuant to a Fee/Commission Agreement, Mr. Feintuch earned commissions of $15,330, $222,500, and $66,450 in the calendar years 2017, 2016, and 2015, respectively. Pursuant to Mr. Feintuch agreeing, in the Compensation Agreement, to accept $174,219 in the aggregate in commissions for November 2015 through March 2017 (composed of commissions of: $4,646 (November and December 2015), $121,847 (2016), and $47,726 (the first quarter of 2017), Mr. Feintuch has agreed to forgive $100,653 in commissions owed to him for calendar year 2016.

The $15,330 the Company accrued in 2017 commissions is comprised of: (i) $4,790 accrued to be paid in the form of shares of Common Stock; and (ii) $11,498 accrued to be paid in the form of cash.

Stock Awards

Messrs. Kinard, Farkas, and Calise were awarded 40, 761, and 40 shares of the Company’s Common Stock valued at $3,000, $15,000 and $3,000, respectively, during 2016.

Messrs. Kinard, Farkas, and Calise were awarded 845, 1,551 and 4,412 shares of the Company’s Common Stock valued at $12,000, $18,000 and $75,000, respectively, during 2015. Pursuant to a March 24, 2015 employment agreement, Mr. Feintuch was issued 1,000,000 Series A Preferred Shares, 1,500 Series C Preferred Shares and 30,000 shares of Common Stock valued at $1,000,000, $150,000 and $600,000, respectively. The stock awards were paid 50% upon the signing of the employment agreement and 50% upon the one-year anniversary of the employment agreement.

Option Grants

During the year ended December 31, 2016, Mr. Farkas, Mr. Kinard and Mr. Calise were awarded an aggregate of 500, 100 and 100 options, respectively, under the Company’s 2015 Plan, which had an aggregate value on the dates of grant at $3,266, $980 and $980, respectively. Pursuant to Mr. Calise’s employment agreement, Mr. Calise was entitled to receive 109,766 options which have not been issued as of December 31, 2016. The estimated grant date fair value was $152,376. On June 14, 2017, the Board approved the issuance of warrants instead of the options owed to Mr. Calise under his employment agreement in the following amounts and exercise prices: 31,364 warrant shares at an exercise price of $35.00; 13,895 warrant shares at an exercise price of $50.00; 231 warrant shares at an exercise price of $75.00; 2,520 warrant shares at an exercise price of $100.00; and 13 warrant shares at an exercise price of $150.

Employment Agreements

Mr. Farkas’ Employment Agreement

We entered into an employment agreement with Michael D. Farkas, our CEO at the time, on October 15, 2010 (the “Original Farkas Employment Agreement”). The agreement was for three years and stipulated a base salary of $120,000 in year one, $240,000 in year two and $360,000 in year three. The agreement also included a signing bonus of $60,000. At a Board meeting on April 17, 2014, the Board resolved to enter into a three-year contract with Mr. Farkas, whereby Mr. Farkas was due to receive a monthly salary of $40,000 with an increase to $50,000 per month in the event we became listed on a national securities exchange.

On December 23, 2014, in connection with the closing and as a condition to the closing of the securities purchase agreement executed simultaneously therewith, we entered into an amendment to the employment agreement with Mr. Farkas (who was still CEO at that time) (the “First Amendment”). The First Amendment provided that Mr. Farkas was to have a salary of Forty Thousand Dollars ($40,000) per month. However, for such time as any of the aggregate subscription amount from the December 2014 securities purchase agreement was still held in escrow, Mr. Farkas was to receive Twenty Thousand Dollars ($20,000) in cash and the remaining amount of his compensation: (i) was to be deferred; and (ii) was to be determined by the compensation committee of the Board to be fair and equitable. Additionally, beginning on the date that the aggregate subscription amount was released from escrow and continuing for so long as the Series C Preferred Shares remained issued and outstanding, Mr. Farkas’ salary was only to be paid in cash if doing so would not have put us in a negative operating cash flow position.

Effective July 24, 2015, we again amended our employment agreement with Mr. Farkas, such that Mr. Farkas was appointed our Chief Visionary Officer and was no longer our CEO (the “Second Amendment”). Mr. Farkas continued to serve as our Executive Chairman of the Board. The Second Amendment called for Mr. Farkas to serve as Chief Visionary Officer for only four months. The Second Amendment specified the following: (i) in the event of a sale of the Company within one year of July 24, 2015, Mr. Farkas was to be entitled to receive an incentive payment equal to 1% of the gross sale price; and (ii) in satisfaction of amounts previously owed to Mr. Farkas, we were to issue Series C Preferred Shares valued at $400,000. The one year elapsed without a sale of our Company and the 4,444 Series C Preferred Shares were issued 4,000 on July 24, 2015 and 444 on March 31, 2016. All options and warrants that had been previously awarded to Mr. Farkas vested as of July 24, 2015.

Effective June 15, 2017, we and Mr. Farkas entered into the Third Amendment. This Third Amendment was approved by the Compensation Committee and the Board as a whole (with Mr. Farkas recusing himself from the vote regarding the Third Amendment). The Third Amendment declared the First Amendment and Second Amendment null and void.

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

The Original Farkas Employment Agreement included a provision whereby any options or warrants awarded to Mr. Farkas (or FGI) by the Company that were exercised by Mr. Farkas or that expired would be replaced by the Company. Such replacement options and warrants would have a new exercise price that is one percent (1%) percent above the market price on the new issue date. This provision was not amended by the Third Amendment.

Pursuant to the December 6, 2017 letter agreement between the Company and Mr. Farkas, Mr. Farkas’ monthly salary, as of the closing of the Public Offering, is $40,000 of cash compensation.

From February 16, 2018 through April 16, 2018, in connection with the closing of the Public Offering, the Company: (i) paid $80,000 to Mr. Farkas in repayment of accrued cash compensation for the period of July 2015 through November 2015; (ii) issued to Mr. Farkas 223,456 units of unregistered shares of Common Stock and warrants (with each unit consisting of one share of Common Stock and two warrants each to purchase one share of Common Stock for a total of 223,456 shares and 446,912 warrants) issuable as payment of $712,500 in shares of Common Stock owed to Mr. Farkas for the period of December 1, 2015 through May 31, 2017 pursuant to the Third Amendment and pursuant to a Conversion Agreement between the Company and Mr. Farkas, dated August 23, 2017 divided by the public offering price of $4.25 multiplied by 80%; (iii) issued to Mr. Farkas 153,039 units of unregistered shares of Common Stock and warrants (for a total of 153,039 shares and 306,078 warrants) issuable as payment of (a) $375,000 in shares of Common Stock owed to Mr. Farkas for accrued commissions on hardware sales and revenue from charging stations for the period of November 2015 through March 2017 pursuant to the Third Amendment divided by the public offering price of $4.25 multiplied by 80%; (b) $145,334 in shares of Common Stock owed to Mr. Farkas for accrued commissions on hardware sales and revenue from charging stations for the period of April 2017 through February 13, 2018 pursuant to an oral agreement between the Company and Mr. Farkas divided by the public offering price of $4.25 multiplied by 80%. This oral agreement was reached pursuant to Section 7(B) of the Third Amendment; (iv) issued to Mr. Farkas 74,753 shares of Common Stock issuable as payment of $221,009 owed to BLNK Holdings, LLC, an entity for which Mr. Farkas had voting power and investment power with regard to this entity’s holdings, in principal and interest pursuant to a Conversion Agreement between the Company and BLNK Holdings, dated August 23, 2017.

In March 2018, Mr. Farkas also received 886,119 shares of Common Stock issuable pursuant to the December 6, 2017 letter agreement.

Mr. Farkas is owed options for 7,000 shares of our Common Stock at an exercise price of $30.00 per share and options for 8,240 shares of our Common Stock at an exercise price of $37.50 per share in connection with amounts owed pursuant to the Third Amendment. With the exception of the Farkas additional amounts for the period of April 2017 through February 13, 2018 pursuant to an oral agreement between the Company and Mr. Farkas (which oral agreement was reached pursuant to Section 7(B) of the Third Amendment), the Third Amendment resolved all claims Mr. Farkas had with regard to the Affiliate Agreements. Following the closing of the Public Offering and the issuance of all securities owed to Mr. Farkas pursuant to the oral agreement, Mr. Farkas no longer has any claims with regard to the Affiliate Agreements. The Affiliate Agreements are not currently in effect and will retain that status while Mr. Farkas is employed by the Company with a monthly salary of at least $30,000.

Pursuant to the Third Amendment, Mr. Farkas will be entitled to salary and benefits for eighteen (18) months if he is terminated for a reason other than for cause (defined in the Original Farkas Employment Agreement as a conviction for committing or participating in an injurious act that constitutes fraud, gross negligence, misrepresentation, or embezzlement with regard to the Company).

Mr. Feintuch’s Employment Agreement

On March 24, 2015, we entered into an employment agreement with Mr. Ira Feintuch to serve as our Chief Operating Officer for an initial three-year term renewable annually unless written notice is provided 60 days prior to the renewal term. Mr. Feintuch is to receive an annual salary of $250,000 and will participate in all of our benefit programs. Mr. Feintuch may receive a performance-based bonus in the form of cash or securities, at the discretion of our Executive Committee or pursuant to any written incentive plans adopted by the Board. In addition, Mr. Feintuch was due to receive (and received) 1,000,000 Series A Preferred Shares, 1,500 Series C Preferred Shares and 30,000 shares of Common Stock. The stock awards are payable 50% upon the signing of the employment agreement and 50% upon the one-year anniversary of the employment agreement. In addition, options to purchase an aggregate of 29,913 shares of Common Stock held by Mr. Feintuch with exercise prices ranging from $50.00 to $73.00 per share had their expiration dates extended to March 24, 2018. If, at any time prior to the one (1) year anniversary of the employment agreement we experienced a Fundamental Transaction (as defined in the employment agreement), the unvested equity compensation granted pursuant to the employment agreement was entitled to acceleration of vesting. Mr. Feintuch is entitled to paid -time -off of twenty-five (25) days per annum. If Mr. Feintuch is terminated without “cause” (as defined in the employment agreement), we shall continue to be obligated to pay Mr. Feintuch for nine (9) months after written notice of termination. If Mr. Feintuch is terminated for cause, he shall only continue to receive accrued salary for the period ending with the date of such termination, and he shall immediately forfeit any rights and benefits that he may have in respect to any other compensation. Mr. Feintuch is also subject to a covenant not to compete.

In accordance with the Compensation Agreement with Mr. Feintuch, from February 16, 2018 through March 31, 2018, in connection with the closing of the Public Offering, the Company (i) paid Mr. Feintuch $130,664 in cash which represents 75% of the accrued commissions on hardware sales and revenue from charging stations for the period of November 2015 through March 2017 owed to Mr. Feintuch pursuant to the Compensation Agreement; (ii) paid Mr. Feintuch $47,668 in cash which represents 75% of the accrued commissions on hardware sales and revenue from charging stations for the period of April 2017 through February 13, 2018 owed to Mr. Feintuch pursuant to an oral agreement between the Company and Mr. Feintuch. This oral agreement was reached pursuant to Section 3(B) of the Compensation Agreement; (iii) issued to Mr. Feintuch 17,487 units of unregistered shares of Common Stock and warrants (with each unit consisting of one share of Common Stock and two warrants each to purchase one share of Common Stock for a total of 17,487 shares and 34,974 warrants) issuable as payment of (a) $43,555 in shares of Common Stock owed to Mr. Feintuch which represents 25% of the accrued commissions on hardware sales and revenue from charging stations for the period of November 2015 through March 2017 owed to Mr. Feintuch pursuant to the Compensation Agreement divided by the public offering price of $4.25 multiplied by 80% and (b) $15,902 in shares of Common Stock owed to Mr. Feintuch which represents 25% of the accrued commissions on hardware sales and revenue from charging stations for the period of April 2017 through February 13, 2018 owed to Mr. Feintuch pursuant to an oral agreement between the Company and Mr. Feintuch divided by the public offering price of $4.25 multiplied by 80%. This oral agreement was reached pursuant to Section 3(B) of the Compensation Agreement.

Mr. Feintuch is owed options for 7,000 shares of our Common Stock at an exercise price of $30.00 per share and options for 9,600 shares of our Common Stock at an exercise price of $37.50 per share pursuant to his Compensation Agreement.

Mr. Feintuch agreed that his fee agreement is suspended and no payments are due thereunder (other than the payments specified in the Compensation Agreement) for as long as he is a full-time employee of the Company and is due to be paid a monthly salary of at least $20,000.

In March 2018, Mr. Feintuch also received 26,500 shares of Common Stock issuable pursuant to a letter agreement, dated December 7, 2017.

Mr. Calise’s Employment Agreement

On July 16, 2015 (the “Effective Date”), we entered into an at will employment agreement with Mr. Michael J. Calise to serve as our Chief Executive Officer, pursuant to which Mr. Calise will be compensated at the rate of $275,000 per annum and will participate in all of our benefit programs. Mr. Calise will serve as a member of our Operations and Finance Committee (the “OPFIN Committee”) and Executive Committee and we agreed we will nominate Mr. Calise to serve of the Board for as long as Mr. Calise is our Chief Executive Officer. As of August 10, 2018, the OPFIN Committee is not currently in place.

Mr. Calise has received 4,612 shares of Common Stock to which he was entitled pursuant to his employment agreement. In August 2017 Mr. Calise received 48,023 warrants, in lieu of options, owed to him pursuant to his employment agreement at prices ranging from $35.00 to $150.00, with a weighted average price of $36.44.

In addition, Mr. Calise received a signing bonus consisting of (i) $75,000 worth of our Common Stock based on the closing price on the Effective Date and (ii) a $25,000 cash payment. Within thirty (30) days of Mr. Calise’s acceptance of this position, Mr. Calise and the Board mutually set the Key Performance Indicators (“KPIs”) for Mr. Calise’s annual performance bonus.

Mr. Calise was initially eligible to receive an annual performance bonus in the amount of $100,000. Any entitled annual performance bonus shall be payable in January after the end of each year, and awarded for meeting the KPIs mutually set by Mr. Calise and the Board for the prior calendar year. Mr. Calise and the Board will meet at the beginning of each calendar year to set the KPIs and the annual bonus amount for that calendar year. Mr. Calise may receive an additional bonus in the form of cash and/or stock, at the discretion of the Board, or pursuant to one or more written plans adopted by the Board. Mr. Calise is entitled to paid -time -off of twenty (20) days per annum.

In February 2018, in connection with the closing of the Public Offering, the Company paid Mr. Calise a $25,000 bonus for 2016 owed to him pursuant to his employment agreement, as determined by the Compensation Committee of the Board in 2017.

Upon termination of employment by us for “cause” (as defined in the employment agreement) or due to Executive’s death or disability, or if Mr. Calise resigns for “good reason” (as defined in the employment agreement), then (i) all vesting will terminate immediately with respect to Mr. Calise’s outstanding equity awards, (ii) all payments of compensation by the us to Mr. Calise will terminate immediately (except as to amounts already earned), and (iii) Mr. Calise will only be eligible for severance benefits in accordance with the our established policies, if any, as then in effect. Upon termination by us other than for “cause”, death, disability, or if Mr. Calise resigns for “good reason,” Mr. Calise will be entitled to: (i) a lump sum payment equal to nine (9) months of salary, then in effect, (ii) up to 100% of Mr. Calise annual performance bonus prorated, (iii) reimbursement of COBRA premiums for a period of twelve (12) months, if applicable, and (iv) nine (9) months of accelerated vesting with respect to Mr. Calise’s then-outstanding equity awards prorated based on the number of days in the relevant quarter. In addition to the preceding termination benefits, if Mr. Calise is terminated three months or less prior to, or upon, or within twelve months following a “change of control” (as defined in the employment agreement), Mr. Calise will be entitled to accelerated vesting of then-outstanding equity awards as follows: (i) if termination occurs in the second year of Mr. Calise’s employment, an additional three (3) months prorated based on the number of days in the relevant quarter, (ii) if termination occurs in the third year of Mr. Calise’s employment, an additional six (6) months prorated based on the number of days in the relevant quarter, (iii) if termination occurs in the fourth year of Mr. Calise’s employment, 100% accelerated vesting. If Mr. Calise’s employment with us terminates voluntarily by Mr. Calise (except upon resignation for “good reason” (as defined in the employment agreement)), for cause by us or due to Mr. Calise’s death or disability, then (i) all vesting will terminate immediately with respect to Mr. Calise’s outstanding equity awards, (ii) all payments of compensation by us to Mr. Calise under the employment agreement will terminate immediately, and (iii) Mr. Calise will only be eligible for severance benefits in accordance with our established policies, if any, as then in effect.

Omnibus Incentive Plans

We have adopted four omnibus incentive plans. On November 30, 2012, the Board, as well as a majority of our stockholders, approved our 2012 Omnibus Incentive Plan (the “2012 Plan”). On January 11, 2013, the Board approved our 2013 Omnibus Incentive Plan (the “2013 Plan”) and a majority of our stockholders approved the 2013 Plan on February 13, 2013. On March 31, 2014, the Board approved our 2014 Omnibus Incentive Plan (the “2014 Plan”) and a majority of our stockholders approved the 2014 Plan on April 17, 2014. On February 10, 2015, the Board approved our 2015 Omnibus Incentive Plan (the “2015 Plan,” and together with the 2012 Plan, the 2013 Plan and the 2014 Plan, the “Plans,” and each a “Plan”) and a majority of our stockholders approved the 2015 Plan on April 21, 2015. The Plans are substantially similar. The Plans enable us to grant options, stock appreciation rights (SARs), restricted stock, restricted stock units, phantom stock and dividend equivalent rights to our employees, directors, consultants, and advisors or any affiliate (as defined in applicable Plan), and to improve our ability or an affiliate to attract, retain, and motivate individuals upon whom our sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in us. Any of these awards may be made as performance incentives to reward attainment of annual or long-term performance goals, which awards are anticipated to result in “performance-based” compensation (as that term is used for purpose of Section 162(m) of the Internal Revenue Code).

The 2012 Plan expired on December 1, 2014. The 2013 Plan expired on December 1, 2015. The 2014 Plan expired on March 11, 2016. The 2015 Plan expired on March 11, 2017.

As of December 31, 2017, options to purchase 12,000 shares of common stock were outstanding to employees and consultants under the 2012 Plan. As of December 31, 2017, options to purchase 44,700 shares of common stock were outstanding to employees and options to purchase 27,472 shares of common stock were outstanding to consultants under the 2013 Plan. As of December 31, 2017, options to purchase 32,601 shares of common stock were outstanding to employees and options to purchase 43,166 shares of common stock were outstanding to consultants under the 2014 Plan. As of December 31, 2017, options to purchase 3,700 shares of common stock were outstanding to employees and options to purchase 9,788 shares of common stock were outstanding to consultants under the 2015 Plan.

The Company plans to seek shareholder approval to implement a new omnibus incentive plan.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2017 to the named executive officers. Mr. Calise was not issued any equity awards during this period.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options		Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other not vested

Ira Feintuch	12,000	-	-		$73.00	3/24/2018	-	$-	-	$-
Ira Feintuch	13,733	-	-		$73.00	3/24/2018	-	$-	-	$-
Ira Feintuch	2,800	-	1400	(1)	$50.00	3/24/2018	-	$-	-	$-

Michael D. Farkas	-	-	15,000		$80.50	12/27/2017	-	$-	-	$-

Michael D. Farkas	-	-	100		$65.50	6/28/2018	-	$-	-	$-
Michael D. Farkas	-	-	100		$61.00	8/27/2018	-	$-	-	$-
Michael D. Farkas	-	-	100		$59.50	9/26/2018	-	$-	-	$-
Michael D. Farkas	-	-	200		$53.00	10/4/2018	-	$-	-	$-
Michael D. Farkas	-	-	100		$45.00	10/10/2018	-	$-	-	$-
Michael D. Farkas	-	-	100		$78.00	11/14/2018	-	$-	-	$-
Michael D. Farkas	-	-	4,200		$55.00	5/14/2019	-	$-	-	$-
Michael D. Farkas	-	-	100		$50.50	4/17/2019	-	$-	-	$-
Michael D. Farkas	-	-	100		$47.50	6/6/2021	-	$-	-	$-
Michael D. Farkas	-	-	100		$27.00	8/21/2019	-	$-	-	$-
Michael D. Farkas	-	-	100		$26.50	10/21/2019	-	$-	-	$-
Michael D. Farkas	-	-	100		$16.50	12/17/2019	-	$-	-	$-
Michael D. Farkas	-	-	100		$9.00	2/10/2021	-	$-	-	$-
Michael D. Farkas	-	-	100		$7.50	2/12/2021	-	$-	-	$-
Michael D. Farkas	-	-	100		$8.50	2/23/2021	-	$-	-	$-
Michael D. Farkas	-	-	100		$16.50	3/29/2021	-	$-	-	$-
Michael D. Farkas	-	-	100		$18.50	3/31/2021	-	$-	-	$-

(1)	Option is exercisable to the extent of 1,400 shares effective as of May 14, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2017, our securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders.

	Number of		Number of securities
	securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	93,001	$49.14	$-
Equity compensation plans not approved by security holders	-	$-	$-

Total	93,001	$49.14	-

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2016 and 2017.

401(k) Plan

We maintain a tax qualified retirement plan (the “401(k) Plan”), that provide eligible employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may participate in the 401(k) Plan on the entry date coincident with or following the date they meet the 401(k) Plan’s age and service eligibility requirements. The entry date is either January 1 or July 1. In order to meet the age and service eligibility requirements, otherwise eligible employees must be age 21 or older and complete 3 consecutive months of employment. Participants are able to defer up to 100% of their eligible compensation subject to applicable annual Code limits. All participants’ interest in their deferrals are 100% vested when contributed. Currently, the 401(k) Plan does not provide for any matching contributions on employee deferrals.

Compensation of Directors

The following table provides information for 2017 regarding all compensation awarded to, earned by or paid to each person who served as a director for some portion or all of 2017.

	Fees Earned or		Stock		Option	All Other
Name	Paid in Cash		Awards		Awards	Compensation (1)	Total
Andrew Shapiro	$111,911	(2)	$-		$-	$37,297	$149,208

Donald Engel	$27,744	(3)	$-		$-	$25,395	$53,139

Robert Schweitzer (4)	$22,500	(4)	$90,000	(4)	$-	$14,475	$126,975

Total	$162,155		$90,000		$-	$77,167	$329,322

(1)	The Company accrued compensation expense related to the contractual obligation to issue options and shares of Common Stock which is included within accrued expenses as accrued professional, board and other fees as of December 31, 2017.

(2)	The Company accrued $111,911 in cash fees owed to Mr. Shapiro for the year ended December 31, 2017.

(3)	The Company accrued $22,500 in cash fees owed to Mr. Engel for the year ended December 31, 2017.

(4)	Mr. Robert Schweitzer was appointed to our Board on since July 17, 2017. The Company accrued $22,500 in cash fees owed to Mr. Schweitzer for the year ended December 31, 2017. The Company issued Mr. Schweitzer 10,000 shares of Common Stock in connection with his appointment to the Board.

We entered into a director agreement (the “Shapiro Agreement”) with Mr. Shapiro on April 28, 2014. In connection with compensation owed to Mr. Shapiro pursuant to the Shapiro Agreement, in February 2018, upon the closing of the Public Offering, the Company paid $223,286 to Mr. Shapiro. In connection with compensation owed to Mr. Shapiro pursuant to the Shapiro Agreement, the Company issued 107,143 warrants to Mr. Shapiro on April 9, 2018 with the warrants having a weighted average exercise price of $4.25.

We entered into a director agreement (the “Engel Agreement”) with Mr. Engel on July 30, 2014. In connection with compensation owed to Mr. Engel pursuant to the Engel Agreement, in February 2018, upon the closing of the Public Offering, the Company paid $84,243 to Mr. Engel. In connection with compensation owed to Mr. Engel pursuant to the Engel Agreement, the Company issued 68,150 warrants to Mr. Engel on April 9, 2018 with the warrants having a weighted average exercise price of $4.25.

In connection with accrued Board service fees owed to Mr. Schweitzer, in February 2018, upon the closing of the Public Offering, we paid $22,500 to Mr. Schweitzer.

Mr. Kevin Evans was a member of our Board from October 19, 2016 to December 8, 2016. In connection with accrued Board service fees owed to Mr. Evans, in February 2018, upon the closing of the Public Offering, we paid $11,122 to Mr. Evans.

On December 11, 2017, the Board approved a new Board compensation plan (the “2017 Board Plan”). The 2017 Board Plan had an effective date of November 1, 2017. The 2017 Board Plan applied to the entire Board from November 1, 2017 through February 16, 2018. Since that date, the 2017 Board Plan only applies to the non-employee members of the Board. The employee members of the Board are no longer paid separate compensation for serving on the Board. The 2017 Board Plan supersedes all prior compensation arrangements with the Board members.

Pursuant to the 2017 Board Plan, each non-employee member of the Board receives an annual cash retainer of $60,000. The lead independent director of the Board (currently Mr. Schweitzer) receives a supplemental annual cash retainer in an amount $30,000. Each non-employee member of the Board that serves in a chairperson role or as a member of a committee receives a supplemental annual cash retainer in an amount equal to the corresponding role: (i) Chair of the Audit Committee—$15,000; Member of the Audit Committee—$7,500; (ii) Chair of the Compensation Committee—$10,000; Member of the Compensation Committee—$5,000; and (iii) Chair of the Nominating and Corporate Governance Committee—$10,000; Member of the Nominating and Corporate Governance Committee—$5,000. Each non-employee member of the Board receives $1,500 for each in-person Board meeting and $500 for each telephone Board meeting. The annual and supplemental cash retainers are payable quarterly during the last month of each quarter. We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending Board and Company meetings or events.

In addition, each year on the date of the annual meeting of stockholders, each non-employee director will receive an annual award for the number of shares of our common stock that have a market value of $50,000 based on the closing price of the common stock on the last business day preceding the grant date. The lead independent director will receive an additional annual award for the number of shares of our common stock that have a market value of $15,000. The stock award will fully vest the sooner of: (i) twelve (12) months from grant; or (ii) one day before the following year’s annual meeting. All stock awards will include a cash payment upon vesting to cover expected ordinary income tax charges and will be calculated at the highest individual personal income tax rate.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tables set forth certain information regarding our shares of Common Stock beneficially owned as of April 16, 2018, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of April 16, 2018. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of April 16, 2018 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Blink Charging Co., 3284 N 29th Court, Hollywood, Florida 33020.

	Shares of Common Stock Beneficially owned
Name of Beneficial Owner	Number		Percent (1)
5% Shareholders:

Nathan Low	1,136,081	(2)	5.67%

Justin Keener 3960 Howard Hughes Parkway Suite 500 Las Vegas, NV 89169	2,134,169	(3)	9.16%

Mark Hershkowitz	1,327,110	(4)	6.85%

Directors and Executive Officers:

Michael D. Farkas	7,978,770	(5)	39.74%

Ira Feintuch	246,109	(6)	1.27%

Michael J. Calise	108,183	(7)	*

Andrew Shapiro	193,275	(8)	*

Donald Engel	425,150	(9)	2.19%

Robert Schweitzer	25,882	(10)	*

All directors and named executive officers as a group (6 persons)	8,977,369		43.80%

* Less than 1%

(1) Based on 19,265,471 shares of Common Stock issued and outstanding as of April 16, 2018.

(2) Mr. Low directly owns of 350,879 shares of the Company’s Common Stock, and 463,355 shares of Common Stock issuable upon exercise of 463,355 warrants issued to Mr. Low. Mr. Low is the indirect beneficial owner of an aggregate of 321,847 shares of the Company’s Common Stock through his ownership or voting control in various entities.

(3) The number of shares and the types of securities owned by Justin Keener was provided by Mr. Keener pursuant to a Schedule 13G/A filed with the SEC on March 6, 2018. Mr. Keener may own some of the Company’s securities via JMJ Financial, an entity over which Mr. Keener has sole investment and sole voting control.

Mr. Keener owns 936,976 shares of Common Stock directly.

Mr. Keener owns 1,088,234 shares of Common Stock issuable upon exercise of 1,088,234 warrants issued to Mr. Keener on February 16, 2018. The warrants are convertible into 1,088,234 shares of Common Stock, however, the aggregate number of shares of Common Stock into which the warrants are exercisable and which Mr. has the right to acquire beneficial ownership is limited to the number of shares of Common Stock that, together with all other shares of Common Stock beneficially owned by Mr. Keener, does not exceed 9.99% of the total outstanding shares of Common Stock.

Mr. Keener owns all 12,005 shares of Series D Convertible Preferred Stock of the Company issued and outstanding as of April 10, 2018. The shares of Series D Convertible Preferred Stock are convertible into 3,847,756 shares of Common Stock, however, the aggregate number of shares of Common Stock into which the shares of Series D Convertible Preferred Stock are convertible and which Mr. Keener has the right to acquire beneficial ownership is limited to the number of shares of Common Stock that, together with all other shares of Common Stock beneficially owned by Mr. Keener, does not exceed 9.99% of the total outstanding shares of Common Stock.

(4) Mr. Mark Herskowitz directly owns 1,093,822 shares of the Company’s Common Stock. Through ownership in various entities over which Mr. Herskowitz has an ownership interest or voting control, Mr. Herskowitz beneficially owns an additional 140,936 shares of the Company’s Common Stock and 92,352 warrants to purchase 92,352 shares of the Company’s Common Stock.

(5) Mr. Farkas has voting and investment control of the following shares: 4,947,616 shares of Common Stock owned by FGI; 5,000 shares of Common Stock owned by each of Mr. Farkas’ three minor children over which shares Mr. Farkas has voting authority and serves as custodian (a total of 15,000 shares); 80 shares owned by the Farkas Family Irrevocable Trust of which Mr. Farkas is a beneficiary; 7,200 shares of Common Stock owned by the Michael D. Farkas Charitable Foundation of which Mr. Farkas has voting authority as trustee; 2,176,072 shares of Common Stock owned by Mr. Farkas (including 182,741 shares held in a brokerage account) and 30,240 options issued to Mr. Farkas to purchase 30,240 shares of the Company’s Common Stock; 22,130 held by the Ze’evi Group Inc. over which shares Mr. Farkas has voting authority. On December 6, 2017, the Company and Mr. Farkas signed a letter agreement, pursuant to which Mr. Farkas will cancel 2,930,596 of his shares of Common Stock. These shares were cancelled on April 16, 2018. Includes warrants to purchase 780,432 common shares of the Company’s Common Stock held by Mr. Farkas.

(6) Includes 194,535 shares of the Company’s Common Stock, warrants to purchase 34,974 shares of the Company’s Common Stock, and 16,600 options to be issued pursuant to prior agreements with the Company.

(7) Includes 23,095 shares of the Company’s Common Stock, warrants to purchase 84,988 shares of the Company’s Common Stock and options to purchase 100 shares of Common Stock, which are currently exercisable.

(8) Mr. Shapiro beneficially owns, either directly or indirectly through his ownership of Shapiro Ventures, 28,874 shares of the Company’s Common Stock, warrants to purchase 154,201 shares of the Company’s Common Stock and 10,200 options currently exercisable.

(9) Includes 317,542 shares of the Company’s Common Stock, warrants to purchase 101,008 shares of the Company’s Common Stock, and 6,660 options that are currently exercisable.

(10) Includes 15,294 shares of the Company’s Common Stock and warrants to purchase 10,588 shares of the Company’s Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In addition to: (i) the compensation arrangements, including employment, termination of employment and change in control arrangements, discussed in the section titled “Executive Compensation” and (ii) the description of the JMJ Financing in the section titled “Risk Factors” under the heading “Shares of Our Common Stock Which May Be Issued Upon Conversion of the Series D Preferred Stock being Issued in Exchange for Outstanding Indebtedness by JMJ May Dilute the Ownership Interests of Our Stockholders”, the following is a description of each transaction since January 1, 2016 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeded the lesser of $120,000 or one percent (approximately $23,000) of the average of our total assets at year-end for the last two completed fiscal years (approximately $2.3 million); and

●	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Our Company’s policy with regard to related party transactions is for the Board as a whole to approve any material transactions involving our directors, executive officers or holders of more than 5% of our outstanding capital stock.

Private Placement Financings

Series C Preferred Shares Financing

In a series of transactions occurring between December 23, 2014 and June 30, 2016, we entered into securities purchase agreements (the “Series C Securities Purchase Agreements”) with certain investors (the “Purchasers”) for total gross proceeds to us of $8,297,120. Pursuant to the Series C Securities Purchase Agreements, we issued the following to the Purchasers: (i) 110,342 shares of our Series C Preferred Shares and (ii) warrants, exercisable for a period of five years from the original issue date, to purchase an aggregate of 315,264 shares of Common Stock for an exercise price of $52.50 per share.

In connection with the sale of our Series C Preferred Shares in December 2014, July 2015 and March 2016, we entered into registration rights agreements (the “Series C Registration Rights Agreements”) with certain investors, pursuant to which we agreed to register all of the shares of Common Stock underlying the Series C Preferred Shares and warrants to purchase our Common Stock purchased pursuant to such transactions, on registration statements to be filed with the SEC, and to use best efforts to cause the such registration statements to be declared effective under the Securities Act within certain time periods after the date of such sales of Series C Preferred Shares (the “Effectiveness Deadlines”). The Company did not meet the Effectiveness Deadlines, and as a result has incurred an obligation under the Series C Registration Rights Agreements to pay certain investors penalties. On May 8, 2017, the Company issued a total of 61,740 Series C Preferred Shares to forty-eight (48) stockholders as payment in full, among other items, of registration rights penalties accrued through March 31, 2017. We accrued registration rights penalties, inclusive of accrued interest, in an amount equal to $11,677 for the period April 1, 2017 through June 30, 2017. On August 25, 2017, the Company issued 8,265 Series C Preferred Shares to forty-three (43) stockholders as payment in full, among other items, of registration rights penalties accrued for the period of April 1, 2017 through June 30, 2017. On November 29, 2017, the Company issued 9,119 Series C Preferred Shares to forty-five (45) stockholders as payment in full, among other items, of registration rights penalties accrued for the period of July 1, 2017 through September 30, 2017. The penalties and dividends continued to accrue from October 1, 2017 through the date of the February 16, 2018 closing of the Public Offering. On March 27, 2018 9,111,644 shares of Common Stock were issued to fifty-three (53) holders to convert all Series C Preferred Shares outstanding and owed as of the February 16, 2018. As of March 27, 2018, there are no longer any Series C Preferred Shares outstanding and the Company is no longer accruing registration rights penalties.

The following table summarizes the Series C Preferred Shares purchased by related parties since January 1, 2016 in connection with the transaction described in this section. The terms of these purchases were the same as those made available to unaffiliated purchasers. On February 7, 2017, BLNK Holdings, LLC, an entity for which Mr. Farkas had voting power and investment power with regard to this entity’s holdings, bought all of the Company’s securities owned by Eventide Gilead Fund (“Eventide”). As of April 10, 2018, BLNK Holdings no longer owns any of the Company’s securities.

Investor	Shares of Series C Preferred Stock	Warrants to Purchase Common Stock	Aggregate Purchase Price	Percentage of Total Outstanding
Eventide Gilead Fund (BLNK Holdings, LLC bought these positions)	13,334 (3/11/16 - $800,040)

	2,500 (4/18/16 - $150,000)

	2,500 (5/24/16 - $150,000)

	2,786 (6/30/16 - $167,120)	60,341	$1,267,120	14.0%

Convertible Promissory Notes

BLNK Holdings

On February 10, 2017 and February 14, 2017, we entered into two promissory notes with BLNK Holdings for the principal sums of $22,567.00 and $25,000.00, respectively, together with simple interest at the rate of ten percent (10%) per annum. The entire principal amount and accrued interest on both notes are past due and payable.

On July 18, 2017 and July 30, 2017, we entered into two promissory notes with BLNK Holdings for the principal sums of $5,078.22 and $30,000.00, respectively, together with simple interest at the rate of ten percent (10%) per annum. The entire principal amount and accrued interest on both notes are past due and payable.

On August 4, 2017, we entered into a secured promissory note with BLNK Holdings for the principal sum of $100,000.00 together with simple interest at the rate of ten percent (10%) per annum. The loan is secured by a first priority lien on and continuing security interest in all of our assets. The entire principal amount and accrued interest on the note is past due and payable.

On March 16, 2018, 74,753 shares of Common Stock were issued as payment of $221,009 owed to BLNK Holdings, in principal and interest pursuant to a Conversion Agreement between the Company and BLNK Holdings, dated August 23, 2017. These shares were subsequently transferred to Mr. Farkas.

FGI

On June 24, 2016, we issued a sixty-day convertible note in the principal amount of $105,000 to FGI. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of Common Stock at $35.00 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 500,000 shares of Common Stock (not subject to the Reverse Stock Split) at an exercise price of $0.70 per share (not subject to the Reverse Stock Split). The principal and amount was to be repaid upon the date at which we had received payment under an existing grant with the Pennsylvania Turnpike. Subsequent to June 30, 2016, we received the grant and repaid the principal amount of $105,000 plus accrued interest.

On June 24, 2016, we issued a sixty-day convertible note in the principal amount of $95,000 to FGI. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of Common Stock at $35.00 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 475,000 shares of Common Stock (not subject to the Reverse Stock Split) at an exercise price of $0.70 per share (not subject to the Reverse Stock Split).

On July 27, 2016, we issued a sixty-day convertible note in the principal amount of $100,000 to FGI. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of Common Stock at $35.00 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 500,000 shares of Common Stock (not subject to the Reverse Stock Split) at an exercise price of $0.70 per share (not subject to the Reverse Stock Split).

On July 29, 2016, we issued a sixty-day convertible note in the principal amount of $50,000 to FGI. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of Common Stock at $35.00 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 250,000 shares of Common Stock (not subject to the Reverse Stock Split) at an exercise price of $0.70 per share (not subject to the Reverse Stock Split).

On July 29, 2016, we issued a sixty-day convertible note in the principal amount of $20,000 to FGI. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of Common Stock at $35.00 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 100,000 shares of Common Stock (not subject to the Reverse Stock Split) at an exercise price of $0.70 per share (not subject to the Reverse Stock Split).

On August 1, 2016, we issued a sixty-day convertible note in the principal amount of $30,000 to FGI. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of Common Stock at $35.00 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 150,000 shares of Common Stock (not subject to the Reverse Stock Split) at an exercise price of $0.70 per share (not subject to the Reverse Stock Split).

On August 15, 2016, we issued a sixty-day convertible note in the principal amount of $100,000 to FGI. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of Common Stock at $35.00 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 500,000 shares of Common Stock (not subject to the Reverse Stock Split) at an exercise price of $0.70 per share (not subject to the Reverse Stock Split).

On September 1, 2016, we issued a sixty-day convertible note in the principal amount of $15,000 to FGI. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of Common Stock at $35.00 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 75,000 shares of Common Stock (not subject to the Reverse Stock Split) at an exercise price of $0.70 per share (not subject to the Reverse Stock Split).

On September 9, 2016, we issued a sixty-day convertible note in the principal amount of $35,000 to FGI. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of Common Stock at $35.00 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 175,000 shares of Common Stock (not subject to the Reverse Stock Split) at an exercise price of $0.70 per share (not subject to the Reverse Stock Split).

On September 16, 2016, we issued a sixty-day convertible note in the principal amount of $50,000 to FGI. Interest on the note accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of Common Stock at $35.00 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 250,000 shares of Common Stock (not subject to the Reverse Stock Split) at an exercise price of $0.70 per share (not subject to the Reverse Stock Split).

On August 7, 2017, we issued a sixty-day convertible note in the principal amount of $50,000 to FGI. Interest on the note accrues at a rate of 15% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of Common Stock at $35.00 per share. In connection with the note issuance, we issued a five-year immediately vested warrant to purchase 100,000 shares of Common Stock (not subject to the Reverse Stock Split) at an exercise price of $0.70 per share (not subject to the Reverse Stock Split).

On August 29, 2017, following the effectiveness of the Reverse Stock Split, FGI exercised, on a cashless basis, warrants for 3.1 million shares, accounted for as derivative liabilities, not subject to the Reverse Stock Split. The Company issued 2,990,404 shares of Common Stock to FGI as a result of the cashless exercise. As a result, since the exercised warrants were previously classified as a derivative liability, the Company recorded a mark-to-market adjustment during the three months ended September 30, 2017 of approximately $43.9 million which was included within change in fair value of warrant liabilities on the condensed consolidated statement of operations. On November 20, 2017, JMJ confirmed in writing that it would not pursue a price reset of its outstanding warrants as a result of the FGI warrant exercise.

On December 6, 2017, the Company and Mr. Farkas signed a letter agreement, pursuant to which Mr. Farkas will cancel 2,930,596 of his shares of Common Stock. These shares were cancelled on April 16, 2018.

In February 2018, in connection with the closing of the Public Offering, the Company repaid $688,238 in principal and interest owed to Mr. Farkas pursuant to convertible notes issued to FGI that were past due.

BLNK Holdings Transfers to JMJ

In February 2018, prior to the closing of the Public Offering, Mr. Farkas reached an agreement with JMJ that, following the closing of the Public Offering, BLNK Holdings, an entity for which Mr. Farkas had voting power and investment power with regard to this entity’s holdings, would transfer 260,000 shares to JMJ as additional consideration for JMJ agreeing to waive its claims to $12 million as a mandatory default amount pursuant to previous agreements with the Company. This transfer to JMJ has not yet taken place. Prior to entering into this agreement, Mr. Farkas did not bring the matter to the entire Board for a vote. The Company, in its financial statements for the quarter that ended March 31, 2018, will be treating this share issuance as an interest expense.

In connection with Mr. Farkas relinquishing a claim that warrants to purchase an aggregate of approximately 3,700,000 shares of common stock that were previously expired, exercised or exchanged should be replaced pursuant to his employment agreement with the Company, Mr. Farkas has requested the Board issue him 260,000 shares as reimbursement of the transfer to JMJ discussed in the previous paragraph. The Board does not believe it would be in the best interests of the Company or its shareholders to do so. As a result, the Company has not made any accrual for a settlement of this request as of December 31, 2017.

Other Transactions with Michael Farkas and Affiliates

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

On February 7, 2017, Eventide and BLNK Holdings completed a sales transaction. Eventide sold all of the Company’s securities that it owned (142,857 shares of Common Stock, 114,491 Series C Preferred Shares, warrants to purchase 524,604 shares of the Company’s Common Stock, and all rights, claims, title, and interests in any securities of whatever kind or nature issued or issuable as a result of Eventide’s ownership of the Company’s securities) to BLNK Holdings for $1 million. As of April 10, 2018, BLNK Holdings no longer owns any of the Company’s securities.

We paid commissions to FGI totaling $0, $47,750 and $40,250 during the years ended December 31, 2016, 2015 and 2014 for business development related to installations of EV charging stations by us in accordance with the support services contract. These amounts are recorded as compensation on the consolidated statement of operations. These amounts were paid pursuant to the Fee Agreement. The Fee Agreement calls for us to pay FGI $500 for the first charging station installed at a client introduced by FGI and $250 for each additional station. FGI also receives a quarterly commission payment equal to 5% of gross revenue generated by each car charging station installed as a result of FGI’s efforts. At FGI’s election, FGI may receive stock in lieu of a cash payment. FGI will also receive stock options/warrants upon achievement of certain installation targets: (i) stock options/warrants to purchase 2,000 shares at $30.00 per share for 25 units; (ii) stock options/warrants to purchase 5,000 shares at $30.00 per share for 100 units; (iii) stock options/warrants to purchase 10,000 shares at $37.50 per share for 500 units; (iv) stock options/warrants to purchase 20,000 shares at $37.50 per share for 1,000 units; and (v) for each additional 250 units, stock options/warrants to purchase 5,000 shares at $50.00 per share for 1,001 units and above.

In addition, we paid $52,500 in fees to FGI from January 1 to June 30, 2016 as a result of financings entered into by the Company.

 On July 28, 2016, the Company (“Sublandlord”) entered into a sublease agreement with Balance Labs, Inc. (“Subtenant”) (an entity controlled by Mr. Farkas) pursuant to which the Company agreed to sublease a portion of its Miami, Florida corporate headquarters to Subtenant. The term of the sublease agreement was from August 1, 2016 to September 29, 2018, subject to earlier termination upon written notice of termination by the landlord or Sublandlord. This sublease agreement ended in March 2017 when the landlord commenced eviction proceedings against the Company. Throughout the term of the agreement, Subtenant was to pay to Sublandlord fixed base rent and operating expenses equal to 50% of Sublandlord’s obligation under its primary lease agreement, resulting in monthly base rent payments ranging from approximately $7,500 to $8,000 per month, for a total of approximately $200,000 for the total term of the sublease agreement.

On August 3, 2016, we executed a consulting agreement with Ardour to serve as our financial advisor with respect to any private equity offerings, derivative equity offerings or debt offerings. Mr. Farkas owns less than 5% of Ardour. For acting as our placement agent, Ardour will receive a sales commission of 5% of the gross proceeds from any private equity offering and a five-year warrant to purchase 5% of the Common Stock from such private equity transaction with an exercise price struck at the valuation of the private equity transaction. Ardour will receive a sales commission of three percent of gross proceeds from a non-convertible debt related transaction whereby there is no equity component other than customary warrant coverage not in excess of 10% of the associated debt. JMJ lent $3,500,000 to the Company between October 2016 and October 2017. In connection with these advances, we had paid $67,500 (and owed $120,000) to Ardour as sales commissions.

In February 2018, in connection with the closing of the Public Offering, the Company paid $120,000 to Ardour.

On March 22, 2018, in connection with the closing of the Public Offering, we issued 360,441 shares of Common Stock to Ardour in placement agent fees related to the $3,5000,000 lent by JMJ and the separate $250,000 lent by JMJ to the Company on January 22, 2018. On the same day, we issued 1,167 shares of Common Stock to Ardour in connection with placement agent fees related to the sale of Series C Preferred Stock in December 2014.

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

Director Independence

Our Common Stock and warrants are listed on the NASDAQ. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that Andrew Shapiro, Donald Engel and Robert Schweitzer are currently independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Marcum LLP served as our independent registered public accountants for the years ended December 31, 2017 and 2016.

Audit Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were billed approximately $238,150 and $322,000, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors or the years ended December 31, 2017 and 2016.

Tax Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were billed approximately $257,310 and $24,720, respectively, for professional services rendered by our independent auditors related to the Registration Statement on Form S-1 and amendments thereto filed with the SEC in those years.

Pre-Approval Policies

Following the appointment of all three current members to the Board’s audit committee, such committee began its activities in November 2017. Prior to that point, all of the above services and fees were reviewed and approved by the entire Board. No services were performed before or without approval.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index of this registration statement and below in this Item 15:

		Incorporated by
Exhibit		Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

1.1	Underwriting Agreement dated February 13, 2018 by and among Blink Charging Co. and Joseph Gunnar & Co., LLC as representative of the several underwriters named therein.	8-K	1.1	02/14/2018

3.1	Articles of Incorporation, as amended most recently on August 17, 2017				X

3.2	Bylaws, as amended most recently on January 29, 2018				X

3.3	Certificate of Designation for Series A Convertible Preferred Stock, as amended through December 29, 2014.				X

3.4	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock.	S-1/A	3.9	07/06/2017

3.5	Certificate of Designation for Series C Convertible Preferred Stock, as amended through January 8, 2018.				X

3.6	Certificate of Designations for Series D Preferred Stock	8-K	3.1	02/21/2018

4.1	Form of Common Stock Purchase Warrant used by the Company from 2013 through 2016.	8-K	4.1	04/03/2013

4.2	Form of Common Stock Purchase Warrant issued by the Company in favor of JMJ Financial (first issued on October 13, 2016).	8-K	4.1	10/20/2016

4.3	Secured Convertible Promissory Note in the Principal Amount of $105,000 related to a Pennsylvania Turnpike grant, issued June 24, 2016 to The Farkas Group Inc.	10-Q	4.1	08/15/2016

4.4	Class A Common Stock Purchase Warrant to Purchase 525,000 shares, issued June 24, 2016 to The Farkas Group Inc.	10-Q	4.2	08/15/2016

4.5	Amendment to Class A Common Stock Purchase warrant to Purchase 525,000 shares, dated July 27, 2016	10-Q	4.5	08/15/2016

4.6	Form of Secured Convertible Promissory Note related to third party financing, issued to The Farkas Group Inc.	10-Q	4.3	08/15/2016

4.7	Class A Common Stock Purchase Warrant to Purchase 475,000 shares, issued June 24, 2016 to The Farkas Group Inc.	10-Q	4.4	08/15/2016

4.8	Amendment to Class A Common Stock Purchase warrant to Purchase 475,000 shares, dated July 27, 2016.	10-Q	4.4	08/15/2016

4.9	Secured Promissory Note issued to BLNK Holdings LLC on August 4, 2017	S-1/A	4.9	12/08/2017

4.10	Warrant issued to The Farkas Group Inc. on July 27, 2016	S-1/A	4.10	12/08/2017

4.11	Form of Common Stock Purchase Warrant issued to Michael Calise in July 2017	S-1/A	4.11	12/08/2017

4.12	Form of Warrant Issued to SMS Real Estate LLC and Chase Mortgage, Inc.	8-K	4.1	9/14/2017

4.13	Warrant Agency Agreement by and between the Company and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering	8-K	4.1	02/21/2018

10.1*	Employment Agreement by and between the Company and Ira Feintuch dated March 24, 2015	8-K	10.2	04/08/2015

10.2*	Compensation Agreement by and between the Company and Ira Feintuch dated June 16, 2017	S-1/A	10.2	07/06/2017

10.3*	Employment Agreement by and between the Company and Michael Calise dated July 16, 2015	8-K	10.1	08/03/2015

10.4*	Executive Employment Agreement by and between the Company and Michael D. Farkas dated October 29, 2010	10-K	10.17	04/16/2013

10.5*	First Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated December 23, 2014	8-K	10.4	12/29/2014

10.6 *	Second Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated July 24, 2015	10-K	10.4	07/29/2016

10.7 *	Third Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated June 15, 2017	S-1/A	10.7	07/06/2017

10.8*	Conversion Agreement between the Company and Michael D. Farkas dated August 23, 2017	10-Q	10.3	11/20/2017

10.9*	Conversion Agreement between the Company and BLNK Holdings LLC dated August 23, 2017	10-Q	10.4	11/20/2017

10.10*	Form of Series A Preferred Stock Letter Agreements	S-1/A	10.8	07/06/2017

10.11*	Equity Agreement between Michael Farkas and the Company, dated December 6, 2017	S-1/A	10.11	12/08/2017

10.12*	Equity Agreement between Ira Feintuch and the Company, dated December 7, 2017	S-1/A	10.12	12/08/2017

10.13*	Director Agreement by and between the Company and Andrew Shapiro dated April 28, 2014	S-1/A	10.9	07/06/2017

10.14*	Director Agreement by and between the Company and Donald Engel dated July 11, 2014	S-1/A	10.10	07/06/2017

10.15*	Board of Directors Offer Letter Agreement by and between the Company and Robert Schweitzer, dated July 14, 2017.	8-K	10.1	07/20/2017

10.16*	2012 Omnibus Incentive Plan.	8-K	10.1	12/06/2012

10.17*	2013 Omnibus Incentive Plan.	8-K	10.1	02/21/2013

10.18*	2014 Omnibus Incentive Plan.	10-K	10.7	07/29/2016

10.19*	2015 Omnibus Incentive Plan.	10-K	10.8	07/29/2016

10.20*	Form of 2015 Omnibus Incentive Plan Stock Option Award Agreement.	10-K	10.9	07/29/2016

10.21	Patent License Agreement, dated March 29, 2012, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas.	10-K	10.21	04/16/2013

10.22	Patent License Agreement, dated March 11, 2016, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas.	10-Q	10.3	08/04/2016

10.23	Revenue Sharing Agreement, dated April 3, 2013, by and among Car Charging Group, Inc., EV Pass Holdings, LLC, and Synapse Sustainability Trust, Inc.	8-K	10.2	04/26/2013

10.24	Securities Purchase Agreement, by and between the Company and Investor dated March 11, 2016	S-1/A	10.29	07/06/2017

10.25	Securities Purchase Agreement, dated October 7, 2016, between JMJ Financial and the Company	8-K	10.1	10/20/2016

10.26	Promissory Note, dated October 13, 2016, issued by the Company in favor of JMJ Financial	8-K	10.2	10/20/2016

10.27	Representations and Warranties Agreement Regarding Existing Debt, dated October 7, 2016, between JMJ Financial and the Company	S-1/A	10.27	12/21/2016

10.28	Amendment #1 to the Securities Purchase Agreement, between JMJ Financial and the Company, dated March 23, 2017	10-K	10.26	04/14/2017

10.29	Amendment #2 to the Securities Purchase Agreement, between JMJ Financial and the Company, dated May 15, 2017	10-Q	10.3	05/15/2017

10.30	Amendment #3 to the Securities Purchase Agreement, between JMJ Financial and the Company, dated June 15, 2017	S-1/A	10.35	07/06/2017

10.31	Amendment #4 to the Securities Purchase Agreement, between JMJ Financial and the Company, dated July 20, 2017	S-1/A	10.41	12/08/2017

10.32	Amendment #5 to the Securities Purchase Agreement, between JMJ Financial and the Company, dated August 27, 2017	S-1/A	10.42	12/08/2017

10.33	Amendment #6 to the Securities Purchase Agreement, between JMJ Financial and the Company, dated August 29, 2017	S-1/A	10.43	12/08/2017

10.34	Amendment #7 to the Securities Purchase Agreement, between JMJ Financial and the Company, dated August 29, 2017	S-1/A	10.44	12/08/2017

10.35	Amendment #8 to the Securities Purchase Agreement, between JMJ Financial and the Company, dated September 6, 2017	S-1/A	10.45	12/08/2017

10.36	Amendment #9 to the Securities Purchase Agreement, between JMJ Financial and the Company, dated September 14, 2017	S-1/A	10.46	12/08/2017

10.37	Lockup, Conversion, and Additional Investment Agreement with JMJ Financial, dated October 23, 2017	S-1/A	10.47	12/08/2017

10.38	Amendment #1 to Lockup, Conversion, and Additional Investment Agreement with JMJ Financial, dated November 29, 2017	S-1/A	10.48	12/08/2017

10.39	Form of Promissory Note Issued by the Company to BLNK Holdings LLC	10-K	10.27	04/14/2017

10.40	Form of Series C Preferred Stock and Warrants Letter Agreements	S-1/A	10.37	07/06/2017

10.41	Form of Series B Conversion Agreement	S-1/A	10.38	07/06/2017

10.42	Warrant Exchange Agreement between Wolverine Flagship Fund Trading Limited and the Company, dated August 14, 2017	10-Q	10.7	08/21/2017

10.43	Fourth Amendment to Secured Convertible Promissory Note with Chase Mortgage, Inc., dated September 5, 2017.	8-K	10.1	09/14/2017

10.44	Secured Promissory Note Issued to SMS Real Estate LLC, dated September 6, 2017.	8-K	10.2	09/14/2017

10.45	Secured Promissory Note Issued to Chase Mortgage, Inc., dated September 6, 2017.	8-K	10.3	09/14/2017

10.46	Warrant Conversion Agreement with SMS Real Estate LLC, dated September 6, 2017.	8-K	10.4	09/14/2017

10.47	Warrant Conversion Agreement with Chase Mortgage, Inc., dated September 6, 2017.	8-K	10.5	09/14/2017

10.48	Warrant Conversion Agreement with Mark Herskowitz, dated September 7, 2017.	8-K	10.6	09/14/2017

10.49	Amendment #1 to Conversion Agreement between the Company and Michael D. Farkas, dated January 4, 2018.	S-1/A	10.59	01/10/2018

10.50	Amendment #1 to Conversion Agreement between the Company and BLNK Holdings LLC, dated January 4, 2018.	S-1/A	10.60	01/10/2018

10.51	Amendment #1 to Equity Agreement between Michael Farkas and the Company, dated January 4, 2018.	S-1/A	10.61	01/10/2018
10.52	Amendment #1 to Equity Agreement between Ira Feintuch and the Company, dated January 4, 2018.	S-1/A	10.61	01/10/2018
10.53	Amendment #2 to Lockup, Conversion, and Additional Investment Agreement with JMJ Financial, dated January 4, 2018	S-1/A	10.63	01/10/2018

10.54	Amendment #3 to Lockup, Conversion, and Additional Investment Agreement Addendum to the Transaction Documents Dated October 7, 2016	S-1/A	10.64	02/05/2018

10.55	Amendment #4 to Lockup, Conversion, and Additional Investment Agreement Addendum to the Transaction Documents Dated October 7, 2016	S-1/A	10.65	02/09/2018

14.1	Code of Ethics	S-1/A	14.1	12/08/2017

21.1	Subsidiaries of the Registrant.				X

99.1	Audit Committee Charter	S-1/A	99.1	12/08/2017

99.2	Compensation Committee Charter	S-1/A	99.2	12/08/2017

99.3	Nominating Committee Charter	S-1/A	99.3	12/08/2017

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2018	BLINK CHARGING CO.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Executive Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	Executive Chairman of the Board of Directors	April 17, 2018
Michael D. Farkas	(Principal Executive Officer)

/s/ Michael J. Calise	Chief Executive Officer and Director	April 17, 2018
Michael J. Calise	(Interim Principal Financial Officer and Interim Principal Accounting Officer)

/s/ Robert Schweitzer	Director	April 17, 2018
Robert Schweitzer

/s/ Andrew Shapiro	Director	April 17, 2018
Andrew Shapiro

/s/ Donald Engel	Director	April 17, 2018
Donald Engel

BLINK CHARGING CO. AND SUBSIDIARIES

(FORMERLY CAR CHARGING GROUP, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blink Charging Co. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blink Charging Co. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2014.

New York, NY

April 17, 2017

BLINK CHARGING CO. AND SUBSIDIARIES

(FORMERLY CAR CHARGING GROUP, INC.)

Consolidated Balance Sheets

	December 31,
	2017	2016

Assets

Current Assets:
Cash	$185,151	$5,898
Accounts receivable and other receivables, net	227,918	128,315
Inventory, net	247,466	394,825
Prepaid expenses and other current assets	108,352	84,631

Total Current Assets	768,887	613,669
Fixed assets, net	376,920	755,682
Intangible assets, net	106,167	116,482
Deferred public offering costs	1,367,730	335,475
Other assets	67,309	89,573

Total Assets	$2,687,013	$1,910,881

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$4,228,073	$3,500,267
Accounts payable [1]	-	3,728,193
Accrued expenses	26,075,250	7,955,976
Accrued expenses [1]	-	5,969
Accrued public information fee	-	3,005,277
Derivative liabilities	3,448,390	1,583,103
Current portion of convertible notes payable, net of debt discount of $0 and $501,981	50,000	581,274
Convertible notes payable - related party	747,567	495,000
Notes payable	597,966	342,781
Current portion of deferred revenue	383,771	600,700

Total Current Liabilities	35,531,017	21,798,540

Convertible notes payable, non-current portion, net of debt discount of $499,435 and $0 as of December 31, 2017 and 2016, respectively	3,200,096	-
Deferred revenue, non-current portion	50,283	99,495

Total Liabilities	38,781,396	21,898,035

Series B Convertible Preferred Stock, 10,000 shares designated, 8,250 shares issued and outstanding as of December 31, 2017 and 2016, respectively	825,000	825,000

Commitments and contingencies

Stockholders’ Deficiency:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 11,000,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively	11,000	11,000
Series C Convertible Preferred Stock, 250,000 shares designated, 229,551 and 150,426 shares issued and outstanding as of December 31, 2017 and 2016, respectively	230	150
Series D Convertible Preferred Stock, 13,000 shares designated, 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 5,523,673 and 1,609,530 shares issued and outstanding as of December 31, 2017 and 2016, respectively	5,524	1,610
Additional paid-in capital	119,499,141	64,078,182
Accumulated deficit	(156,435,278)	(81,071,782)

Total Blink Charging Co. - Stockholders’ Deficiency	(36,919,383)	(16,980,840)
Non-controlling interest [1]	-	(3,831,314)

Total Stockholders’ Deficiency	(36,919,383)	(20,812,154)

Total Liabilities and Stockholders’ Deficiency	$2,687,013	$1,910,881

[1]	- Related to 350 Green, which, as of May 18, 2017, is no longer a variable interest entity of the Company and, accordingly, 350 Green’s was deconsolidated as of May 18, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

(FORMERLY CAR CHARGING GROUP, INC.)

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

Revenues:
Charging service revenue - company-owned charging stations	$1,186,710	$1,144,016
Product sales	495,086	1,126,939
Grant and rebate revenue	120,905	332,672
Warranty revenue	133,867	136,375
Network fees	225,349	244,509
Other	338,440	341,510

Total Revenues	2,500,357	3,326,021

Cost of Revenues:
Cost of charging services - company-owned charging stations	230,283	189,498
Host provider fees	336,917	458,931
Cost of product sales	237,422	501,729
Network costs	302,645	511,438
Warranty and repairs and maintenance	(32,890)	346,477
Depreciation and amortization	380,309	805,607

Total Cost of Revenues	1,454,686	2,813,680

Gross Profit	1,045,671	512,341

Operating Expenses:
Compensation	5,981,561	4,879,612
Other operating expenses	904,830	1,451,683
General and administrative expenses	1,281,925	1,393,954
Lease termination costs	300,000	-

Total Operating Expenses	8,468,316	7,725,249

Loss From Operations	(7,422,645)	(7,212,908)

Other (Expense) Income:
Interest expense	(946,131)	(256,098)
Amortization of discount on convertible debt	(2,285,173)	(962,412)
Gain on settlement of accounts payable, net	22,914	840,625
Loss on settlement reserve	(12,980,588)	-
Change in fair value of warrant liabilities	(138,164)	727,239
Change in fair value of FGI warrant liabilities	(43,871,675)	-
Loss on disposal of fixed assets	(803)	(17,557)
Loss on inducement in exchange for warrants	(7,570,581)	-
Loss on deconsolidation of 350 Green	(97,152)	-
Investor warrant expense	-	(7,295)
Non-compliance penalty for delinquent regular SEC filings	-	(571,543)
Non-compliance penalty for SEC registration requirement	(73,498)	(239,178)

Total Other Expense	(67,940,851)	(486,219)

Net Loss	(75,363,496)	(7,699,127)
Dividend attributable to Series C shareholders	(4,267,100)	(1,468,500)
Net Loss Attributable to Common Shareholders	$(79,630,596)	$(9,167,627)

Net Loss Per Share
- Basic and Diluted	$(25.95)	$(3.17)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	3,068,456	2,894,509

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

(FORMERLY CAR CHARGING GROUP, INC.)

Consolidated Statements of Changes in Stockholders’ Deficiency

For the Years Ended December 31, 2017 and 2016

									Non
	Convertible						Additional		Controlling	Total
	Preferred-A		Preferred-C		Common Stock		Paid-In	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Deficiency
Balance - December 31, 2015	10,500,000	$10,500	120,330	$120	1,592,415	$1,592	$63,754,877	$(73,372,655)	$(4,011,130)	$(13,616,696)

Sale of Series C convertible preferred stock, net of issuance costs [1]	-	-	22,786	22	-	-	976,849	-	-	976,871

Stock-based compensation	-	-	-	-	3,883	4	381,435	-	-	381,439
							-
Common stock issued as compensation for services previously accrued	-	-	-	-	18,078	18	(18)	-	-	-

Return and retirement of common stock in connection with settlement	-	-	-	-	(4,846)	(5)	(44,995)	-	-	(45,000)

Convertible preferred stock issued as compensation to the Chief Operating Officer	500,000	500	750	1	-	-	(501)	-	-	-

Series C convertible preferred stock issued as compensation to the Executive Chairman	-	-	444	1	-	-	39,963	-	-	39,964

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	(1,468,500)	-	-	(1,468,500)
Payment of dividends in kind	-	-	6,116	6	-	-	611,594	-	-	611,600

Warrant modification expense	-	-	-	-	-	-	7,295	-	-	7,295

Assumption of liability of 350 Green by Car Charging Group, Inc.	-	-	-	-	-	-	(179,816)	-	179,816	-

Net loss	-	-	-	-	-	-	-	(7,699,127)	-	(7,699,127)

Balance - December 31, 2016	11,000,000	$11,000	150,426	$150	1,609,530	$1,610	$64,078,182	$(81,071,782)	$(3,831,314)	$(20,812,154)

Stock-based compensation	-	-	-	-	10,000	10	973,182	-	-	973,192

Series C convertible preferred stock issued in satisfaction of public information fee	-	-	30,235	30	-	-	3,023,470	-	-	3,023,500

Series C convertible preferred stock issued in satisfaction of registration rights penalty	-	-	12,455	13	-	-	1,245,487	-	-	1,245,500

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	(4,267,100)	-	-	(4,267,100)
Payment of dividends in kind	-	-	36,435	37	-	-	3,643,364	-	-	3,643,401

Common stock issued in partial satisfaction of debt	-	-	-	-	21,166	21	181,903	-	-	181,924

Common stock issued in exchange for warrants	-	-	-	-	180,733	181	2,430,014	-	-	2,430,194

Common stock issued in exchange for FGI warrants	-	-	-	-	2,990,404	2,990	43,955,948	-	-	43,958,939

Impact of share rounding as a result of reverse stock split	-	-	-	-	999	1	-	-	-	1

Common stock issued in satisfaction of accrued issuable equity	-	-	-	-	710,841	711	4,234,691	-	-	4,235,402

Deconsolidation of 350 Green	-	-	-	-	-	-	-	-	3,831,314	3,831,314

Net loss	-	-	-	-	-	-	-	(75,363,496)	-	(75,363,496)

Balance - December 31, 2017	11,000,000	$11,000	229,551	$230	5,523,673	$5,524	$119,499,141	$(156,435,278)	$-	$(36,919,383)

[1]	Includes gross proceeds of $1,367,120, less issuance costs of $211,835 ($150,383 of cash and $61,452 non-cash) and warrants with an issuance date fair value of $178,414 recorded as a derivative liability.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

(FORMERLY CAR CHARGING GROUP, INC.)

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(75,363,496)	$(7,699,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	412,594	861,831
Accretion of interest expense	532,323	63,773
Amortization of discount on convertible debt	2,285,173	962,412
Change in fair value of warrant liabilities	44,009,839	(727,239)
Loss on inducement in exchange for warrants	7,570,581	-
Provision for bad debt	35,000	98,650
Loss on disposal of fixed assets	803	17,557
Loss on deconsolidation of 350 Green	97,152	-
Gain on settlement of accounts payable, net	(22,914)	(840,625)
Non-compliance penalty for delinquent regular SEC filings	-	571,543
Non-compliance penalty for SEC registration requirement	73,498	239,178
Non-cash compensation:
Convertible preferred stock	-	131,967
Common stock	1,474,367	248,545
Options	320,443	396,124
Warrants	1,349,994	7,821
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(134,603)	324,249
Inventory	147,359	289,616
Prepaid expenses and other current assets	(23,721)	397,667
Other assets	22,264	42,470
Accounts payable and accrued expenses	14,930,824	2,181,363
Deferred revenue	(266,141)	(316,798)

Total Adjustments	72,814,835	4,950,104

Net Cash Used in Operating Activities	(2,548,661)	(2,749,023)

Cash Flows From Investing Activities
Purchases of fixed assets	(23,169)	(80,463)

Net Cash Used In Investing Activities	(23,169)	(80,463)

Cash Flows From Financing Activities
Proceeds from sale of shares of Series C Convertible
Preferred stock and warrants	-	1,367,120
Payment of Series C Convertible Preferred Stock issuance costs	-	(52,500)
Payments of deferred offering costs	(172,158)	(53,640)
Payments of debt issuance costs	(72,945)	(87,405)
Bank overdrafts, net	(11,566)	11,566
Proceeds from issuance of convertible note payable	2,500,000	1,000,000
Proceeds from issuance of notes payable to non-related party	260,000	-
Proceeds from issuance of notes payable to a related party	257,645	600,000
Repayment of notes and convertible notes payable	(9,893)	(138,988)

Net Cash Provided by Financing Activities	2,751,083	2,646,153

Net Increase (Decrease) In Cash	179,253	(183,333)

Cash - Beginning of Year	5,898	189,231

Cash - End of Year	$185,151	$5,898

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

(FORMERLY CAR CHARGING GROUP, INC.)

Consolidated Statements of Cash Flows -- Continued

	For The Years Ended
	December 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest expense	$44	$2,414

Non-cash investing and financing activities:
Return and retirement of common stock in connection with settlement	$-	$45,000
Issuance of common stock for services previously accrued	$181,924	$26,982
Accrual of contractual dividends on Series C Convertible Preferred Stock	$4,267,100	$-
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$3,643,401	$(611,600)
Issuance of Series C Convertible Preferred Stock in satisfaction of public information fee	$3,023,500	$-
Issuance of Series C Convertible Preferred Stock in satisfaction of registration rights penalty	$1,245,500	$1,468,500
Transfer of inventory to fixed assets	$-	$59,709
Accrual of warrant obligation in connection with issuance of notes payable	$1,200,000	$-
Issuance or accrual of common stock, warrants and embedded conversion options as debt discount in connection with the issuance of notes payable	$1,382,224	$204,465
Warrants issued in connection with sale of Series C convertible preferred stock	$-	$178,414
Accrual of deferred public offering costs	$860,097	$281,835
Accrual of issuance costs on Series C Convertible Preferred Stock	$-	$159,335
Warrants issued as debt discount in connection with issuances of notes payable	$-	$285,468
Issuance of common stock in exchange for warrants	$46,385,962	$-
Common stock issued in satisfaction of accrued issuable equity	$4,235,402	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Blink’s principal line of products and services is its Blink EV charging network (the “Blink Network”) and EV charging equipment (also known as electric vehicle supply equipment (“EVSE”) and EV-related services. The Blink Network is a proprietary cloud-based software that operates, maintains, and tracks all of the Blink EV charging stations and the associated charging data. The Blink Network provides property owners, managers, and parking companies (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations, payment processing, and provides EV drivers with vital station information including station location, availability, and applicable fees.

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

Effective August 29, 2017, pursuant to authority granted by the stockholders of the Company, the Company implemented a 1-for-50 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split”). The number of authorized shares remains unchanged. All share and per share information has been retroactively adjusted to reflect the Reverse Split for all periods presented, unless otherwise indicated. See Note 11 – Stockholders’ Deficiency for additional details regarding the Company’s authorized capital.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2017, the Company had a cash balance, a working capital deficiency and an accumulated deficit of $185,151, $34,762,130 and $156,435,278, respectively. During the years ended December 31, 2017 and 2016 the Company incurred net losses of $75,363,496 and $7,699,127, respectively. The Company has not yet achieved profitability. Subsequent to December 31, 2017, the Company raised aggregate net proceeds of approximately $14.1 million in connection with its public offering (“Public Offering”) and exchanged aggregate liabilities of approximately $26.0 million for equity. See Note 15 – Subsequent Events for additional details.

The Company believes its current cash on hand, as of the date of this filing, is sufficient to meet its operating and capital requirements for at least the next twelve months from the date of this filing. Thereafter, the Company will need to raise further capital through the sale of additional equity or debt securities or other debt instruments to support its future operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. If the Company is unable to obtain additional financing on a timely basis, it may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately, the Company could be forced to discontinue its operations and liquidate.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Blink Charging Co. and its wholly-owned subsidiaries, including Car Charging, Inc., Beam Charging LLC (“Beam”), EV Pass LLC (“EV Pass”), Blink Network LLC (“Blink Network”) and Car Charging China Corp. (“Car Charging China”). All intercompany transactions and balances have been eliminated in consolidation.

Through April 16, 2014, 350 Green LLC (“350 Green”) was a wholly-owned subsidiary of the Company in which the Company had full voting control and was therefore consolidated. Beginning on April 17, 2014, when 350 Green’s assets and liabilities were transferred to a trust mortgage, 350 Green became a Variable Interest Entity (“VIE”). The consolidation guidance relating to accounting for VIEs requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The Company determined that it was the primary beneficiary of 350 Green, and as such, effective April 17, 2014, and as such 350 Green’s assets, liabilities and results of operations were included in the Company’s consolidated financial statements. On May 18, 2017, each of 350 Green and Green 350 Trust Mortgage LLC filed to commence an Assignment for the Benefit of Creditors, which resulted in its residual assets being controlled by an assignee in a judicial proceeding. As a result, as of May 18, 2017, 350 Green is no longer a variable interest entity of the Company and, accordingly, 350 Green, which had approximately $3.7 million of liabilities, has been deconsolidated from the Company’s financial statements which resulted in a loss $97,152 and was recorded on the statement of operations for the year ended December 31, 2017. On March 26, 2018, final judgment has been reached relating to the Assignment for the Benefit of the Creditors, whereby all remaining assets of 350 Green are abandoned to their respective property owners where the charging stations have been installed, thus on March 26, 2018 the assignment proceeding has closed.

USE OF ESTIMATES

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, stock-based compensation, accounts receivable reserves, warranty reserves, inventory valuations, the valuation allowance related to the Company’s deferred tax assets, the carrying amount of intangible assets, estimates of future EV sales and the effects thereon, derivative liabilities and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the consolidated financial statements. The Company has cash on deposits in several financial institutions which, at times, may be in excess of FDIC insurance limits. The Company has not experienced losses in such accounts.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2017 and 2016, there was an allowance for uncollectable amounts of $35,000 and $42,349, respectively. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INVENTORY

Inventory is comprised of electric charging stations and related parts, which are available for sale or for warranty requirements. Inventory is stated at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of sales and inventory that is installed on the premises of participating owner/operator properties, where the Company retains ownership, is transferred to fixed assets at the carrying value of the inventory. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. Based on the aforementioned periodic reviews, the Company recorded an inventory reserve for slow-moving or excess inventory of $209,325 and $154,000 as of December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, the Company’s inventory was comprised solely of finished goods and parts that are available for sale.

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

EV charging stations represents the cost, net of accumulated depreciation, of charging devices that have been installed on the premises of participating owner/operator properties or are earmarked to be installed. The Company held approximately $0 and $48,000 in EV charging stations that were not placed in service as of December 31, 2017 and 2016, respectively.

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets by monitoring current selling prices of car charging units in the open market, the adoption rate of various auto manufacturers in the EV market and projected car charging utilization at various public car charging stations throughout its network in determining fair value. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. See Note 3 – Fixed Assets for additional details.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INTANGIBLE ASSETS

Intangible assets were acquired in conjunction with the acquisition of Blink Network during 2013 and were recorded at their fair value at such time. Trademarks are amortized on a straight-line basis over their useful life of ten years. Patents are amortized on a straight-line basis over the lives of the patent (twenty years or less), commencing when the patent is approved and placed in service.

SEGMENTS

The Company operates a single segment business. The Company’s Chief Executive Officer, who is the chief operating decision maker, views the Company’s operating performance on a consolidated basis as its only business is the sale and distribution of electric vehicle charging machines and revenues that it earns from customers who use machines connected to its network, whether owned by the Company or third-party hosts.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board (“FASB”) ASC. The accounting treatment of derivative financial instruments requires that the Company record the conversion options and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Conversion options are recorded as a discount to the host instrument and are amortized as interest expense over the life of the underlying instrument. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

SEQUENCING POLICY

Under ASC 815-40-35, the Company has adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

For arrangements with multiple elements, which is comprised of (1) a charging station unit, (2) installation of the charging station unit, (3) maintenance and (4) network fees, revenue is recognized dependent upon whether vendor specific objective evidence (“VSOE”) of fair value exists for separating each of the elements. The Company determined that VSOE exists for both the delivered and undelivered elements of the company’s multiple-element arrangements. The Company limited their assessment of fair value to either (a) the price charged when the same element is sold separately or (b) the price established by management having the relevant authority.

See Note 2 – Summary of Significant Accounting Policies for details surrounding the Company’s adoption of Accounting Standards Codification 606 – Revenue Recognition.

CONCENTRATIONS

During the years ended December 31, 2017 and 2016, revenues generated from Entity C represented approximately less than 10% and 13% of the Company’s total revenue, respectively. As of December 31, 2017 and 2016, accounts receivable from Entity C was approximately less than 10% and 18%, respectively, of total accounts receivable. As of December 31, 2017 and 2016 accounts receivable from Entity D was approximately 32% and less than 10%, respectively, of total accounts receivable.

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

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. As of December 31, 2017 and 2016, the Company maintained a full valuation allowance against its deferred tax assets, since it is more likely than not that the future tax benefit on such temporary differences will not be realized.

The Company recognizes the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement by examining taxing authorities. The Company has open tax years going back to 2014 (or the tax year ended December 31, 2009 if the Company were to utilize its NOLs) which will be subject to audit by federal and state authorities upon filing. The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s consolidated statements of operations. As of December 31, 2017 and 2016, the Company had no liability for unrecognized tax benefits. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

See Note 12 – Income Taxes for additional details including the effects of the tax cuts and Jobs Act enacted in December 2017.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the treasury stock or if converted method), if dilutive.

The following common share equivalents are excluded from the calculation of weighted average common shares because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2017	2016
Convertible preferred stock	2,998,355	1,053,004
Warrants	275,332	1,035,115
Options	107,901	149,233
Convertible notes	20,555	16,332
Total potentially dilutive shares	3,402,143	2,253,684

COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance may be adopted through either retrospective application to all periods presented in the financial statements (full retrospective approach) or through a cumulative effect adjustment to retained earnings at the effective date (modified retrospective approach). The guidance was revised in July 2015 to be effective for public companies for annual and interim periods beginning on or after December 15, 2017.

The Company plans to adopt ASC 606 effective January 1, 2018 using the modified retrospective method. As of the date of filing, the Company has not completed its ASC 606 implementation process and, as a result, cannot disclose the quantitative impact of adoption on its financial statement. That being said, based on its preliminary analysis, the Company believes that revenue related to charging service, product sales and network fees, which, in aggregate, represented approximately 75% of its total revenues for the years ended December 31, 2017 and 2016, will not be materially impacted as a result of adopting ASC 606. Revenues related to grants and rebates, warranty and other revenues represented approximately 25% of its total revenues for the years ended December 31, 2017 and 2016 and, while the Company does not currently believe these revenue streams will be materially impacted as a result of adopting ASC 606, it needs to complete the implementation process before it is able to conclude, including related to the timing of revenue recognition of these revenue streams.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted ASU 2016-15 effective January 1, 2018 and its adoption of did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods for our fiscal year ending December 31, 2019 for share-based payment awards modified on or after the adoption date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS - CONTINUED

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”) which is intended to better align an entity’s risk management activities and its financial reporting for hedging relationships. ASU 2017-12 will change both the designation and measurement guidance for a qualifying hedging relationship and the presentation of the impact of the hedging relationship on the entity’s financial statements. In addition, ASU 2017-12 contains targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness and eliminates the requirement for an entity to separately measure and report hedge ineffectiveness. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

3. FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2017	2016
EV charging stations	$4,275,008	$4,687,294
Software	579,630	464,997
Automobiles	132,751	132,751
Office and computer equipment	125,992	125,992
Leasehold improvements	18,715	-
Machinery and equipment	71,509	71,509
	5,203,605	5,482,543
Less: accumulated depreciation	(4,826,685)	(4,726,861)
Fixed assets, net	$376,920	$755,682

Depreciation and amortization expense related to fixed assets was $402,279 and $851,516 for the years ended December 31, 2017 and 2016, respectively, of which $380,309 and $805,607, respectively, was recorded within cost of sales in the accompanying consolidated statements of operations.

During the years ended December 31, 2017 and 2016, the Company disposed of fixed assets with a net book value of $803 and $17,557 which resulted in a loss on disposal of $803 and $17,557, respectively, which was included within other expense in the consolidated statements of operations.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

4. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2017	2016
Trademarks	$17,581	$17,580
Patents	132,661	132,661
	$150,242	150,241
Less: accumulated amortization	(44,075)	(33,759)
Intangible assets, net	$106,167	$116,482

Amortization expense related to intangible assets was $10,315 for the years ended December 31, 2017 and 2016.

The estimated future amortization expense is as follows:

For the Years Ending December 31,	Patents	Trademarks	Total
2018	$7,804	$2,511	$10,315
2019	7,804	2,511	10,315
2020	7,804	1,146	8,950
2021	7,804	-	7,804
2022	7,804	-	7,804
Thereafter	60,979	-	60,979
	$99,999	$6,168	$106,167

5. OTHER ASSETS

Other assets consist of the following:

	December 31,
	2017	2016

Deposits	$63,523	$34,057
Inventory conversion costs	-	51,730
Other	3,786	3,786
	$67,309	$89,573

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

6. ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	December 31,
	2017	2016

Registration rights penalty	$-	$967,928
Accrued consulting fees	-	184,800
Accrued host fees	1,657,663	1,308,897
Accrued professional, board and other fees	2,683,557	1,381,399
Accrued wages	1,016,563	241,466
Accrued commissions	883,763	445,000
Warranty payable	171,000	338,000
Accrued taxes payable	551,190	511,902
Accrued payroll taxes payable	632,078	122,069
Warrants payable	1,154,120	155,412
Accrued issuable equity	1,785,786	862,377
Accrued interest expense	347,027	273,838
Accrued lease termination costs	300,000	-
Accrued settlement reserve costs	12,980,588	-
Dividend payable	1,892,800	1,150,100
Other accrued expenses	19,115	12,788
Total accrued expenses	$26,075,250	$7,955,976

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

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

6. ACCRUED EXPENSES – CONTINUED

ACCRUED PROFESSIONAL, BOARD AND OTHER FEES

Accrued professional, board and other fees consist of the following:

	December 31,
	2017	2016

Investment banking fees	$860,183	$860,183
Legal fees related to public offering	436,715	-
Professional fees	684,673	142,900
Board fees	608,945	296,845
Other	93,041	81,471
Total accrued professional, board and other fees	$2,683,557	$1,381,399

On June 8, 2017, the Board approved aggregate compensation of $490,173 (compromised of $344,311 to be paid in cash and $145,862 to be paid in units consisting of shares of the Company’s common stock and warrants (with each such warrant having an exercise price equal to the price per unit of the units sold in the public offering) at a 20% discount to the price per unit sold in the public offering to be paid to members of the Board based on the accrued amounts owed to such Board members as of March 31, 2017. The compensation will be paid by the third business day following: (i) a public offering of the Company’s securities; and (ii) the listing of the Company’s shares of common stock on the NASDAQ or other national securities exchange. Subsequent to December 31, 2017, the Company had paid $344,311 in cash and had issued the units.

ACCRUED COMMISSIONS

See Note 13 – Related Parties for additional details.

WARRANTY PAYABLE

The Company provides a limited product warranty against defects in materials and workmanship for its Blink Network residential and commercial chargers, ranging in length from one to two years. The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of sales. Estimated warranty costs are based on historical product data and anticipated future costs. Should actual cost to repair and failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. For the year ended December 31, 2017, the change in reserve was approximately $131,000. Warranty (benefit) expenses for the years ended December 31, 2017 and 2016 were $(35,755) and $118,978, respectively.

ACCRUED TAXES PAYABLE

See Note 14 – Commitments and Contingencies for additional details.

ACCRUED ISSUABLE EQUITY

During the year ended December 31, 2017, the Company issued an aggregate of 11,503 shares of common stock in partial satisfaction of certain liabilities.

During the year ended December 31, 2017, the Company accrued $55,046 in connection with replacement warrants to purchase 15,000 shares of common stock issuable to the Executive Chairman.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

6. ACCRUED EXPENSES - CONTINUED

ACCRUED ISSUABLE EQUITY – CONTINUED

On September 26, 2017, the Company entered into agreements with certain warrant holders to exchange warrants to purchase an aggregate of 726,504 shares of common stock with an approximate value on the date of exchange of $1.5 million for an aggregate of 710,841 shares of common stock with an approximate value on the date the parties agreed to the exchange of $8.0 million. As a result, the Company recorded a loss on inducement expense of approximately $6.5 million during the year ended December 31, 2017 related to the exchange. Between November 27, 2017 and December 1, 2017, the Company issued the 710,841 shares of common stock with an aggregate issuance date fair value of approximately $4.2 million. As a result of the change in the share price of the common stock in between the date the parties agreed to the exchange and the date the Company issued the shares, the Company recorded the change of approximately $3.8 million within change in fair value of warrant liability on the consolidated statement of operations during the year ended December 31, 2017.

See Note 10 – Fair Value Measurement, Note 8 – Notes Payable and Note 13– Related Parties for additional details.

ACCRUED LEASE TERMINATION COSTS

See Note 14 – Commitments and Contingencies for additional details.

ACCRUED SETTLEMENT RESERVE COSTS

See Note 8 – Notes Payable and Note 14 – Commitments and Contingencies.

7. ACCRUED PUBLIC INFORMATION FEE

In accordance with certain securities purchase agreements, the Company is required to be compliant with Rule 144(c)(1) of the SEC, as defined, so as to enable investors to sell their holdings of Company shares in accordance with the securities purchase agreements. In the event of the Company’s noncompliance with Rule 144(c)(1) at any time after the six-month anniversary of the offering, the investors are entitled to receive a fee of 1% of the aggregate subscription amount of the purchaser’s securities, plus an additional 1% for every pro rata 30-day period that the Company is not in compliance (payable in cash or in kind). As of December 31, 2016, the Company had accrued $3,005,277 as a result of periods of noncompliance with Rule 144(c)(1). On May 9, 2017, the Company issued 30,235 shares of Series C Convertible Preferred Stock in satisfaction of this liability. As of December 31, 2017, the Company was in compliance with Rule 144(c)(1).

See Note 11 – Stockholders’ Deficiency for additional details.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

8. NOTES PAYABLE

JMJ PROMISSORY NOTE AND JMJ AGREEMENT

The Company entered into a securities purchase agreement, dated October 7, 2016 (the “Purchase Agreement”) with JMJ Financial (“JMJ”), the terms of which were amended most recently in connection with the JMJ Agreement (defined below). Pursuant to the Purchase Agreement, JMJ purchased from the Company (i) a promissory note (the “Promissory Note”) in the aggregate principal amount of up to $3,725,000, due and payable on the earlier of February 15, 2018 or the third business day after the closing of the public offering, and (ii) five-year warrants to purchase up 100,001 shares of the Company’s common stock at an exercise price per share equal to the lesser of (a) 80% of the per share price of the common stock in the Company’s contemplated public offering, (b) $35.00 per share, (c) 80% of the unit price in the public offering (if applicable), (d) the exercise price of any warrants issued in the public offering, or (e) the lowest conversion price, exercise price, or exchange price, of any security issued by the Company that is outstanding on October 13, 2016. As of December 31, 2017, an aggregate of $3,500,000 had been advanced to the Company by JMJ, such that $3,725,000 was due pursuant to the Promissory Note. The difference between the principal amount and the cash received was recorded as debt discount and is being accreted to interest expense over the term of the Promissory Note. As of December 31, 2017, ten (10) warrants to purchase a total of 100,001 shares of the Company’s common stock with an aggregate exercise price of $3,500,000 have been issued. During the years ended December 31, 2017 and 2016, the Company issued warrants with an aggregate issuance date fair value of an of $147,569 and $185,468, respectively, which was recorded as a derivative liability. As of December 31, 2017, the Company had not issued the Origination Shares (as defined in the Purchase Agreement) associated with the advances and, as a result, accrued for the $1,680,000 fair value of the obligation. See Note 6 – Accrued Expenses. The conversion option of the Promissory Note was determined to be a derivative liability. The aggregate issuance date fair value of the warrants, Origination Shares, conversion option, placement agent fees and other issuance costs in connection with the advances during the years ended December 31, 2017 and 2016 was $2,610,568 and $1,290,446, respectively which was recorded as a debt discount against the principal amount of the Promissory Note and is amortized over the term of the note using the effective interest method. The original issue discount was $499,435 and $501,982, respectively. Amortization expense for the JMJ note was $2,133,865 and $757,946 for the years ended December 31, 2017 and 2016 respectively.

Pursuant to the default provisions of the Promissory Note, the Company accrued a $12 million default penalty as of December 31, 2017, which was included within accrued expenses on the consolidated balance sheet.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

8. NOTES PAYABLE - CONTINUED

JMJ PROMISSORY NOTE AND JMJ AGREEMENT – CONTINUED

On October 23, 2017, as amended on November 29, 2017, January 4, 2018, and February 1, 2018, the Company entered into a Lockup, Conversion, and Additional Investment Agreement (the “JMJ Agreement”) with JMJ whereby the Company and JMJ agreed to settle the current defaults under the Promissory Note. Pursuant to the JMJ Agreement, the parties agreed to two different scenarios under which the defaults under the Promissory Note would be settled, provided that (i) the Company completes its public offering by February 15, 2018, and (ii) no additional event of default or breach occurs between the date of the JMJ Agreement and the close of the public offering. Pursuant to the JMJ Agreement, the following options are available to the Company:

Option A

i.	Cash Payment – Within three (3) trading days after closing of the public offering, the Company shall pay JMJ $2 million of the Promissory Note balance in cash.
ii.	Mandatory Default Amount – JMJ agrees to settle the $12 million default penalty for $1,100,000 of common stock (“Settlement Shares”).
iii.	Warrants – JMJ’s warrants (with a derivative liability value of $3.4 million on the December 31, 2017 balance sheet) shall be exchanged for $3.5 million of common stock (“Warrant Shares”).
iv.	Promissory Note Balance – The balance on the Promissory Note, after applying the $2 million Cash Payment, shall be payable in common stock (“Note Balance Shares”).
v.	Lockup Fee – The Company agrees to pay a lockup fee of $250,000 payable in common stock as consideration for JMJ entering into a lockup agreement, not to exceed six months, that will be effective upon closing of the public offering (“Lockup Shares”).
vi.	Defaults – The Company agrees to pay to JMJ $750,000 in common stock as fees for the numerous events of default under the Purchase Agreement, the Promissory Note and related documents (“Default Shares”).
vii.	Share Delivery and Pricing – The number of Settlement Shares, Warrant Shares, Note Balance Shares, Lockup Shares, Origination Shares and Default Shares (collectively, “Investor Shares”) deliverable to JMJ, and the time of the delivery of the Investor Shares, shall be determined in accordance with the pricing formula and delivery specified in the Purchase Agreement.
viii.	Investor Shares Beneficial Ownership Limitation – Unless agreed by both parties, at no time will the Company issue such shares that would result in JMJ owning more than 9.99% of all shares of common stock.

Option B

i.	No Cash Payment – The Company shall not pay to JMJ any part of the Promissory Note balance in cash.
ii.	Mandatory Default Amount – JMJ agrees to settle the $12 million default penalty for $2,100,000 of common stock (“Settlement Shares”).
iii.	Warrants – JMJ’s warrants (with a derivative liability value of $3.4 million on the December 31, 2017 balance sheet) shall be exchanged for $3.5 million of common stock (“Warrant Shares”).
iv.	Promissory Note Balance – The balance on the Promissory Note shall be payable in common stock (“Note Balance Shares”).
v.	Lockup Fee – The Company agrees to pay a lockup fee of $250,000 payable in common stock as consideration for JMJ entering into a lockup agreement, not to exceed six months, that will be effective upon closing of the public offering (“Lockup Shares”).
vi.	Defaults – The Company agrees to pay to JMJ $750,000 in common stock as fees for the numerous events of default under the Purchase Agreement, the Promissory Note and related documents (“Default Shares”).
vii.	Share Delivery and Pricing – The number of Settlement Shares, Warrant Shares, Note Balance Shares, Lockup Shares, Origination Shares and Default Shares (collectively, “Investor Shares”) deliverable to JMJ, and the time of the delivery of the Investor Shares, shall be determined in accordance with the pricing formula and delivery specified in the Purchase Agreement.
viii.	Investor Shares Beneficial Ownership Limitation – Unless agreed by both parties, at no time will the Company issue such shares that would result in JMJ owning more than 9.99% of all shares of common stock.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

8.  NOTES PAYABLE - CONTINUED

JMJ PROMISSORY NOTE AND JMJ AGREEMENT – CONTINUED

Furthermore, at JMJ’s election at any time prior to the closing of the public offering, the Company shall create, within five (5) business days after such election, a series of convertible preferred stock to address the Beneficial Ownership Limitation on Investor Shares. JMJ shall have the right to invest up to $5 million in the public offering and up to $5 million in each of the Company’s subsequent financings during the two-year period after the public offering, on the same terms as the best terms, as determined by JMJ, provided to any investor in the public offering or in any such subsequent financing.

On the fifth (5th) trading day after the closing of the public offering, but in no event later than February 15, 2018, the Company will deliver to JMJ shares of common stock (“Origination Shares”) equal to 48% of the consideration paid by JMJ under the Promissory Note divided by the lowest of (i) $35.00 per share, or (ii) the lowest daily closing price of the Company’s common stock during the ten days prior to delivery of the Origination Shares (subject to adjustment for stock splits), or (iii) 80% of the common stock offering price of the public offering, or (iv) 80% of the unit offering price of the public offering (if applicable), or (v) the exercise price of any warrants issued in the public offering. The number of shares to be issued will be determined based on the offering price in the public offering. If the public offering does not occur prior to February 15, 2018 and JMJ owns Origination Shares at the time of a subsequent public offering where the pricing terms above would result in a lower Origination Share pricing, the Origination Shares pricing shall be subject to a reset based on the same pricing terms as described above.

Pursuant to the JMJ Agreement, on January 29, 2018, JMJ informed the Company that it had elected to convert all of the principal and interest due and owing to them in connection with the Promissory Note and all other advances made to the Company into a series of preferred stock with the designations, rights, preferences and privileges as mutually agreed upon between the Company and JMJ. Accordingly, the Company filed a Certificate of Designation for its Series D Convertible Preferred Stock. See Note 15 – Subsequent Events for additional details.

Upon closing of the Public Offering, the Company chose Option B of the JMJ Agreement and did not pay cash to JMJ.

CONVERTIBLE AND OTHER NOTES – RELATED PARTY

Farkas Group Inc. (“FGI”) Notes

During the year ended December 31, 2016, the Company issued convertibles notes payable in the aggregate principal amount of $600,000 to FGI. FGI is wholly-owned by the Company’s Executive Chairman of the Board of Directors. Notes payable with an aggregate principal amount of $495,000 are to be repaid upon the earlier of (i) the sixty (60) day anniversary of the date of issuance or (ii) the date on which the Company has received at least $1,000,000 in financing from third parties. A note payable with a principal amount of $105,000 was repaid in 2016 upon the date at which the Company has received payment under an existing grant with the Pennsylvania Turnpike. Interest on the notes accrues at a rate of 18% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of Common Stock at $35.00 per share. These notes are secured by substantially all of the assets of the Company. In connection with the notes issuances, the Company issued five-year immediately vested warrants to purchase an aggregate of 3,100,000 shares of Common Stock not subject to split at an exercise price of $0.70 per share with an aggregate issuance date fair value of $204,465, which was recorded as a debt discount. In connection with the Company’s sequencing policy, the warrants were determined to be derivative liabilities and the conversion options were also determined to be a derivative liability, however, their fair value was de minimis.

During the year ended December 31, 2017, the Company issued a convertible note payable in the principal amount of $50,000 to FGI. Interest on the note accrues at a rate of 15% annually and is payable at maturity. The unpaid principal and accrued interest are convertible at the election of the holder into shares of common stock at $35.00 per share. The note is secured by substantially all of the assets of the Company.

During the years ended December 31, 2017 and 2016, the Company made aggregate principal repayments of $0 and $125,000, respectively, associated with convertible notes payable to FGI.

Subsequent to December 31, 2017 and pursuant to the closing of the Public Offering, the Company paid $688,238 of principal and interest in satisfaction of the debt.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

8. NOTES PAYABLE - CONTINUED

CONVERTIBLE AND OTHER NOTES - RELATED PARTY - CONTINUED

BLNK Holdings, LLC (“BLNK Holdings”) Notes

During the year ended December 31, 2017, the Company issued promissory notes in the aggregate principal amount of $207,645 to BLNK Holdings. The Company’s Executive Chairman has a controlling interest in BLNK Holdings. The notes bear interest at a rate of 10% per annum, which is payable upon maturity.

Effective August 23, 2017, the Company entered into an agreement with BLNK Holdings (the “BLNK Conversion Agreement”) where the parties agreed to, upon the closing of the public offering, convert an aggregate of $209,442 of principal and interest into common stock, determined by the following formula: (i) the debt amount multiplied by a factor of 1.15 and (ii) then divided by 80% of the per share price of common stock sold in the public offering. If the Company converts securities at more favorable terms than those provided in the BLNK Conversion Agreement, then the conversion price herein shall be automatically modified to equal such more favorable terms. On January 4, 2018, the parties agreed to extend the expiration date of the BLNK Conversion Agreement from December 29, 2017 to February 14, 2018. On March 16, 2018, the Company issued 74,753 shares of common stock to BLNK Holdings.

During the year ended December 31, 2017, the Company made aggregate principal repayments of $5,078 associated with notes payable to BLNK Holdings.

OTHER NOTES

During the year ended December 31, 2017, the Company issued notes payable in the aggregate principal amount of $260,000 to certain lenders. Interest on the notes accrues at a rate of 12% annually and is payable at maturity. The notes matured on the earlier of December 29, 2017 or the Company receiving $5,000,000 from equity investors or through debt financings. In connection with the issuances of these notes, the Company issued five-year warrants to purchase an aggregate of 15,600 shares of common stock at an exercise price equal to the lower of $35.00 per share or a price equal to a 20% discount to the price per share sold in any equity financing transaction within the next twelve months whereby the Company cumulatively receives at least $1,000,000. The aggregate issuance date fair value of the warrants of $52,260 was recorded as a debt discount and is being amortized over the terms of the respective notes. Subsequent to December 31, 2017, the Company repaid the principal and interest related to the note.

During the year ended December 31, 2017, the Company made aggregate principal repayments of $4,815 associated with other notes payable.

INTEREST EXPENSE

Interest expense on notes payable for the years ended December 31, 2017 and 2016 was $946,131 and $256,098, respectively.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

9. DEFERRED REVENUE

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

Grant, rebate and incentive revenue recognized during the years ended December 31, 2017 and 2016 was $120,905 and $332,672, respectively.

Deferred revenue consists of the following:

	December 31,
	2017	2016

Nissan	$46,212	$78,832
NYSERDA	-	2,690
CEC	-	16,588
NV Energy Commission	-	2,626
PA Turnpike	34,185	47,135
AFIG-PAT	86,112	119,453
Prepaid Network and Maintenance Fees	155,810	176,745
Green Commuter	-	128,000
Other	111,735	128,126
Total deferred revenue	434,054	700,195
Deferred revenue, non-current portion	(50,283)	(99,495)
Current portion of deferred revenue	$383,771	$600,700

It is anticipated that deferred revenue as of December 31, 2017 will be recognized over the next three years as follows:

For the Year Ending
December 31,	Revenue

2018	$383,771
2019	36,259
2020	14,024
Total	$434,054

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

10. FAIR VALUE MEASUREMENT

See Note 8 – Notes Payable for warrants classified as derivative liabilities that were issued in connection with a convertible note.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Years Ended
	December 31,
	2017	2016

Risk-free interest rate	1.47% - 1.98%	0.58% - 1.38%
Contractual term (years)	0.78 - 4.00	2.28 - 5.00
Expected volatility	112% - 149%	114% - 156%
Expected dividend yield	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

	December 31,
	2017	2016
Derivative Liabilities
Beginning balance as of January 1	$1,583,103	$1,350,881
Conversion of derivative liability to equity	(42,556,454)	-
Issuance of warrants	1,395,618	957,115
Change in fair value of derivative liability	43,026,123	(724,893)
Ending balance as of December 31	$3,448,390	$1,583,103

Warrants Payable
Beginning balance as of January 1	$155,412	$77,761
Accrual of other warrant obligations	14,992	81,603
Change in fair value of warrants payable	983,716	(3,952)
Ending balance as of December 31	$1,154,120	$155,412

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

10. FAIR VALUE MEASUREMENT - CONTINUED

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$3,448,390	$3,448,390
Warrants payable	-	-	1,154,120	1,154,120
Total liabilities	$-	$-	$4,602,510	$4,602,510

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$1,583,103	$1,583,103
Warrants payable	-	-	155,412	155,412
Total liabilities	$-	$-	$1,738,515	$1,738,515

11. STOCKHOLDERS’ DEFICIENCY

AUTHORIZED CAPITAL

The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value, and 40,000,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock is designated as follows: 20,000,000 shares to Series A Convertible Preferred Stock; 10,000 shares to Series B Convertible Preferred Stock; 250,000 shares to Series C Convertible Preferred Stock; 13,000 shares to Series D Convertible Preferred Stock; and 19,727,000 shares undesignated.

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

OMNIBUS INCENTIVE PLANS

On November 30, 2012, the Board of the Company, as well as a majority of the Company’s shareholders, approved the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2012 Plan may be Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be Non-Qualified Stock Options. The 2012 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of Common Stock for which stock options or awards may be granted pursuant to the 2012 Plan is 5,000,000, adjusted as provided in Section 11 of the 2012 Plan. The 2012 Plan expired on December 1, 2014. As of December 31 2017 and 2016, 12,000 and 66,400 stock options had been issued and are outstanding to employees and consultants, respectively.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

11. STOCKHOLDERS’ DEFICIENCY – CONTINUED

OMNIBUS INCENTIVE PLANS – CONTINUED

On January 11, 2013, the Board of the Company approved the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2013 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The 2013 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2013 Plan is 5,000,000, adjusted as provided in Section 11 of the 2013 Plan. No awards may be issued after December 1, 2015. The 2013 Plan was approved by a majority of the Company’s shareholders on February 13, 2013. As of December 31, 2017 and 2016, options to purchase 44,700 and 44,967 shares of common stock respectively were outstanding to employees and 27,472 and 27,472 shares of common stock were outstanding to consultants of the Company, respectively.

On March 31, 2014, the Board of the Company approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2014 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant. The 2014 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2014 Plan is 5,000,000, adjusted as provided in Section 11 of the 2014 Plan. No awards may be issued after December 1, 2016. The 2014 Plan was approved by a majority of the Company’s shareholders on April 17, 2014. As of December 31, 2017 and 2016, options to purchase 32,601 and 34,167 shares of common stock were outstanding to employees and 43,166 and 50,448 shares of common stock were outstanding to consultants of the Company, respectively.

On February 10, 2015, the Board of the Company approved the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2015 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant. The 2015 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2015 Plan is 5,000,000, adjusted as provided in Section 11 of the 2015 Plan. No awards may be issued after March 11, 2017. The 2015 Plan was approved by a majority of the Company’s shareholders on April 21, 2015. As of December 31, 2017 and 2016, options to purchase 3,700 and 3,700 shares of common stock were outstanding to employees and 9,788 and 3,700 shares of common stock were outstanding to consultants of the Company, respectively. As of December 31, 2017, there were 0 securities available for future issuance under the 2015 Plan.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

11. STOCKHOLDERS’ DEFICIENCY – CONTINUED

PREFERRED STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

On March 24, 2016, the Company issued 500,000 shares of Series A Convertible Preferred Stock to the Company’s Chief Operating Officer in connection with his March 24, 2015 employment agreement. The $500,000 of aggregate fair value of the shares was recognized over the one year service period. The Company recognized $0 and $114,754 of stock-based compensation expense during the years ended December 31, 2017 and 2016, respectively, related to the award which is included within stock-based compensation on the consolidated statement of changes in stockholders’ deficiency.

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

See Note 13 – Related Parties for additional details.

SERIES B CONVERTIBLE PREFERRED STOCK

On December 31, 2016, the Company received a notice of redemption from the creditors committee of the ECOtality estate to redeem 2,750 shares of Series B Convertible Preferred Stock for $275,000. As of December 31, 2017, the redemption amount remained outstanding. The Company has the option to settle the redemption request by the repayment in cash or by the issuance of shares of common stock. Subsequent to December 31, 2017, the Company issued common stock in satisfaction of the liability. See Note 15 – Subsequent Events for details.

As of December 31, 2017, the liquidation preference for the Series B Convertible Preferred Stock amounted to $825,000.

SERIES C CONVERTIBLE PREFERRED STOCK

On March 11, 2016, the Company entered into a securities purchase agreement with a purchaser for gross proceeds of an aggregate of $2,900,040 (“Subscription Amount”), of which, $650,040 was paid to the Company at closing and the remaining $2,250,000 (“Milestone Amounts”) was payable to the Company upon the completion of certain milestones (“Milestones”), as specified in the agreement. Through December 30, 2016, based on the Company’s achievement of certain of the milestones prior to the June 24, 2016 deadline, net proceeds of an aggregate of $1,147,950 (gross proceeds of $1,267,160 less issuance costs of $197,160, of which, as of December 31, 2016, $149,658 had not been paid and was included within accrued expenses) of the Subscription Amount had been paid to the Company. See Note 6 – Accrued Expenses and Note 10 – Fair Value Measurement for additional details. As a result, the Company issued the following to the purchaser during the year ended December 31, 2016: (i) 21,120 shares of Series C Convertible Preferred Stock and (ii) five-year warrants to purchase an aggregate of 3,017,047 shares of common stock at an exercise price of $1.00 per share with an issuance date fair value of $167,956 which was recorded as a derivative liability.

On March 11, 2016, the Company entered into a securities purchase agreement with a purchaser for net proceeds of an aggregate of $85,285 (gross proceeds of $99,960 less issuance costs of $14,675, of which, as of December 31, 2016, $9,677 had not been paid and was included within accrued expenses). See Note 6 – Accrued Expenses and Note 10 – Fair Value Measurement for additional details. Pursuant to the securities purchase agreement, the Company issued the following to the purchaser: (i) 1,666 shares of Series C Convertible Preferred Stock, and (ii) a five-year warrant to purchase 238,000 shares of common stock for an exercise price of $1.00 per share with an issuance date fair value of $10,458 which was recorded as a derivative liability.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

11. STOCKHOLDERS’ DEFICIENCY – CONTINUED

PREFERRED STOCK - CONTINUED

SERIES C CONVERTIBLE PREFERRED STOCK – CONTINUED

On March 24, 2016, the Company issued 750 shares of Series C Convertible Preferred Stock to the Company’s Chief Operating Officer in connection with his March 24, 2015 employment agreement. The $75,000 of aggregate fair value of the shares was recognized over the one-year service period. The Company recorded $17,213 of stock-based compensation expense during the year ended December 31, 2016, respectively, related to the award which is included within stock-based compensation on the consolidated statement of changes in stockholders’ deficiency.

During the year ended December 31, 2016, the Company issued 444 shares of Series C Convertible Preferred Stock with a fair value of $39,964 to the Company’s Executive Chairman of the Board in satisfaction of amounts previously owed, which is included within Series C convertible preferred stock issued as compensation to the Executive Chairman on the consolidated statement of changes in stockholders’ deficiency.

During the year ended December 31, 2016, 6,116 shares of Series C Convertible Preferred Stock were issued as payment of dividends in kind. During the year ended December 31, 2017, the Company issued an aggregate of 79,125 shares of Series C Convertible Preferred Stock in satisfaction of aggregate liabilities of approximately $7,027,000 associated with the Company’s registration rights penalty, public information fee and Series C Convertible Preferred Stock dividends. As of December 31, 2017 and 2016, the Company recorded a dividend payable liability on the shares of Series C Convertible Preferred Stock of $1,892,800 and $1,150,100, respectively. See Note 6 – Accrued Expenses.

In the event of a liquidation, the Series C Convertible Preferred Stock is also entitled to a liquidation preference equal to the stated value plus any accrued and unpaid dividends, which, as of December 31, 2017, was equal to $24,847,900.

See elsewhere within this note and Note 15 – Subsequent Events for additional details.

COMMON STOCK

In March 2016, one of the former members of Beam returned 4,846 shares of the Company’s common stock to the Company in exchange for cash of $45,000. The shares of common stock were cancelled by the Company in March 2016.

During the year ended December 31, 2016, the Company issued 15,000 shares of common to the Company’s Chief Operating Officer in connection with his March 24, 2015 employment agreement. The $300,000 of aggregate fair value of the shares was recognized over the one-year service period. The Company recognized $68,852 of stock-based compensation expense during the year ended December 31, 2016 related to the award which is included within stock-based compensation on the consolidated statement of changes in stockholders’ deficiency.

During the year ended December 31, 2016, the Company issued an aggregate of 6,962 shares of common stock to the Company’s Board of Directors as compensation for their attendance at various Board and OPFIN Committee meetings, of which, 3,883 shares were issued for 2016 meetings and 3,078 shares were issued for 2015 meetings. The shares had an aggregate grant date fair value of $65,982, of which, $35,924 was recognized during the year ended December 31, 2016 and is included within stock-based compensation on the consolidated statement of changes in stockholders’ deficiency and $30,058 was recognized during the year ended December 31, 2015 and was included within stock-based compensation on the consolidated statement of changes in stockholders’ deficiency as of December 31, 2015.

During the year ended December 31, 2017, the Company issued an aggregate of 21,166 shares of common stock as partial satisfaction of certain liabilities associated with certain professional and other consulting fee agreements.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

11. STOCKHOLDERS’ DEFICIENCY – CONTINUED

COMMON STOCK – CONTINUED

During the year ended December 31, 2017, the Company issued 10,000 shares of common stock to a director with an issuance date fair value of $90,000, which was recognized immediately.

See elsewhere within this note and Note 13 – Related Parties for additional details.

EXCHANGE OF WARRANTS AND SERIES C CONVERTIBLE PREFERRED STOCK

During the year ended December 31, 2017, the Company sent out letters to various holders of warrants and Series C Convertible Preferred Stock that contained an offer for the holder to (i) exchange their existing warrants for common stock of the Company and (ii) exchange their existing Series C Preferred Stock for common stock of the Company. The holders agreed to (i) exchange warrants to purchase an aggregate of 92,176 shares of common stock with an exercise price of $35.00 per share for an aggregate of 90,926 shares of common stock (the “Warrant Exchange”) and (ii) exchange an aggregate of 12,678 shares of Series C Convertible Preferred Stock for common stock based upon a formula defined in the agreement (the “Series C Preferred Stock Exchange”). On August 25, 2017, the Company issued an aggregate of 90,926 shares of common stock in connection with the Warrant Exchange. The Warrant Exchange is effective immediately and the Series C Preferred Stock Exchange is effective upon the closing of the public offering (collectively defined as a public offering of securities to raise up to $20,000,000 and to list the Company’s shares of common stock on the NASDAQ). The Series C Preferred Stock shall be exchanged for common stock using the following formula: the number of shares of Series C Convertible Preferred Stock owned multiplied by a factor of 115 and divided by 80% of the price per share of common stock sold in the in the public offering. Certain holders also agreed to not, without prior written consent of the underwriter, sell or otherwise transfer any shares of common stock or any securities convertible into common stock for a period of 270 days from the effective date of the Series C Preferred Stock Exchange.

During the year ended December 31, 2017, the Company entered into agreements with certain warrant holders to exchange warrants to purchase an aggregate of 180,733 shares of common stock with an approximate value on the date of exchange of $0.6 million for an aggregate of 180,733 shares of common stock with an approximate value on the date of exchange of $3.0 million. As a result, the Company recorded a loss on inducement expense of approximately $2.4 million during the year ended December 31, 2017 related to the exchange.

During the year ended December 31, 2017, the Company issued an aggregate of 710,841 shares of common stock in exchange for warrants to purchase an aggregate of 726,704 shares of common stock

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to preferred stock, common stock, stock options and warrants for the years ended December 31, 2017 and 2016 of $3,144,804 and $784,457, respectively, which is included within compensation expense on the consolidated statement of operations. As of December 31, 2017, there was no unrecognized stock-based compensation expense.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

11. STOCKHOLDERS’ DEFICIENCY – CONTINUED

WARRANT AND OPTION VALUATION

The Company has computed the fair value of certain warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate of 0% for options granted during the years ended December 31, 2017 and 2016. The expected term used for warrants and options issued to non-employees is usually the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatility of the Company over a period of time equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

STOCK OPTIONS

In accordance with the agreements of the respective non-employee members of the Board of the Directors, in addition to a cash fee, the Company is required to issue an option to purchase 100 shares of common stock for each Board meeting and each committee meeting of the Board of Directors. The options vest in two years from the date of issuance, expire five years from the date of issuance and have an exercise price of $0.50 above the closing price of the Company’s common stock on the date of the grant. During the year ended December 31, 2016, the Company issued options to purchase 1,400 shares of the Company’s common under the 2015 Plan at exercise prices ranging from $15.50 to $16.50 per share to members of the Board of Directors as compensation for attending Board meetings during the time.

During the year ended December 31, 2016, the Company issued five-year options to purchase 1,200 shares of the Company’s Common Stock at exercise prices ranging from $7.50 to $24.50 per share to a member of the Board of Directors as compensation for attending meetings of the OPFIN Committee. The options vested immediately and had a grant date fair value of $10,446, which was recognized immediately.

The weighted average estimated fair value of the options granted during year ended December 31, 2016 was $3.50 per share. There were no options granted during the year ended December 31, 2017.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2017	2016
Risk free interest rate	N/A	0.73% - 0.90%
Expected term (years)	N/A	2.50
Expected volatility	N/A	102% - 118%
Expected dividends	N/A	0.00%

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

11. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK OPTIONS – CONTINUED

A summary of the option activity during the year ended December 31, 2017 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, December 31, 2016	149,233	$58.00
Granted	-	-
Exercised	-	-
Cancelled/forfeited/expired	(41,332)	71.10
Outstanding, December 31, 2017	107,901	$42.31	1.9	$-

Exercisable, December 31,, 2017	107,901	$42.31	1.9	$-

The following table presents information related to stock options at December 31, 2017:

	Options Outstanding		Options Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Options	In Years	Options

$5.25 - $20.00	$7.40	19,600	4.4	19,600
$20.01 - $47.50	29.70	25,168	2.2	25,168
$47.51 - $59.50	50.80	36,300	1.7	36,300
$59.51 - $78.00	68.16	26,833	0.2	26,833
		107,901	1.9	107,901

STOCK WARRANTS

See Note 8 – Notes Payable, Note 6 – Accrued Expenses, Note 10 – Fair Value Measurement, Note 15 – Subsequent Events and elsewhere within this note for additional details.

During the year ended December 31, 2016, the Company agreed to extend the maturity date of warrants to purchase an aggregate of 51,800 shares of common stock with an exercise price of $112.50 per share by eighteen (18) months in exchange for the warrant holders’ consent to rescind a fundamental transactions provision. As a result, the Company recorded warrant modification expense of $6,838 during the year ended December 31, 2016.

During the year ended December 31, 2016, the Company recorded warrant modification expense of $457 related to the extension of the expiration date of warrants to purchase 500 shares of common stock.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

11. STOCKHOLDERS’ DEFICIENCY – CONTINUED

STOCK WARRANTS – CONTINUED

On August 4, 2017, the Company issued five-year warrants to purchase an aggregate of 48,023 shares of common stock to our Chief Executive Officer in connection with his employment agreement. The warrants vest immediately and have exercise prices ranging from $35.00 to $150.00 per share. The warrants had an issuance date fair value of $767,896, which was recorded as a compensation expense.

On August 29, 2017, a company in which the Company’s Executive Chairman has a controlling interest exercised warrants to purchase 3,100,000 shares of common stock on a cashless basis and received 2,990,404 shares of common stock. The warrants contained a provision in their agreement such that they were not impacted by the Reverse Split. As a result, since the exercised warrants were previously classified as a derivative liability, the Company recorded a mark-to-market adjustment during the years ended December 31, 2017 of approximately $43.9 million which was included within change in fair value of warrant liabilities on the consolidated statement of operations.

On November 20, 2017, JMJ confirmed in writing that they would not pursue a price reset of their outstanding warrants as a result of the August 29, 2017 exercise of certain warrants that were not impacted by the Reverse Split.

The following table accounts for the Company’s warrant activity for the year ended December 31, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, December 31, 2016	4,035,115	$12.06
Issued	247,414	22.36
Exercised	(3,848,126)	8.22
Cancelled/forfeited/expired	(159,071)	62.24
Outstanding, December 31, 2017	275,332	$43.15	3.2	$59,565

Exercisable, December 31, 2017	275,332	$43.15	3.2	$59,565

The following table presents information related to stock warrants at December 31, 2017:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Warrants	In Years	Warrants

$0.15 - $0.70	$0.70	13,163	0.9	13,163
$35.00 - $100.00	38.82	239,159	3.7	239,159
$112.50 - $150.00	112.52	23,010	0.1	23,010
		275,332	3.2	275,332

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

12. INCOME TAXES

The Company is subject to U.S. federal and various state income taxes.

The income tax provision (benefit) for the years ended December 31, 2017 and 2016 consists of the following:

	For The Years Ended
	December 31,
	2017	2016
Federal:
Current	$-	$-
Deferred	5,974,700	(2,562,900)

State and local:
Current	-	-
Deferred	(1,953,800)	(301,500)
	4,020,900	(2,864,400)
Change in valuation allowance	(4,020,900)	2,864,400
Income tax provision (benefit)	$-	$-

No current tax provision has been recorded for the years ended December 31, 2017 and 2016 because the Company had net operating losses for federal and state tax purposes. The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382, and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the company immediately prior to the ownership change and subsequent ownership changes could further impact the amount of the annual limitation. An ownership change pursuant to Section 382 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited. The Company will perform a Section 382 analysis in the future. The related increase in the deferred tax asset was offset by the valuation allowance. A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended
	December 31,
	2017	2016

Tax benefit at federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(4.0)%	(4.0)%
Permanent differences	26.6%	1.2%
Other	0.0%	(0.4)%
Change in effective rate	16.7%	0.0%
Change in valuation allowance	(5.3)%	37.2%
Effective income tax rate	0.0%	0.0%

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

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

12. INCOME TAXES - CONTINUED

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	For The Years Ended
	December 31,
	2017	2016
Deferred Tax Assets:
Net operating loss carryforwards	$18,351,600	$22,487,600
Stock-based compensation	3,128,200	4,571,900
Provision for warrant liability	-	-
Accruals	4,502,700	2,295,200
Goodwill	1,586,300	2,318,500
Intangible assets	271,400	435,300
Allowance for doubtful accounts	9,100	16,100
Tax credits	488,800	478,300
Gross deferred tax assets	28,338,100	32,602,900

Deferred Tax Liabilities:
Fixed assets	(528,400)	(772,300)
Gross deferred tax liabilities	(528,400)	(772,300)

Net deferred tax assets	27,809,700	31,830,600

Valuation allowance	(27,809,700)	(31,830,600)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$(4,020,900)	$2,864,400

At December 31, 2017 and 2016, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $70.6 million and $59.2 million, respectively, which may be used to offset future taxable income through 2037, subject to the Company filing delinquent tax returns as described herein. As described in Note 14 - Commitments and Contingencies - Taxes, the Company has not filed its federal and state corporate income tax returns for the years ended December 31, 2014 through 2017. Accordingly, approximately $43.1 million of the federal and state NOLs described herein will not be available to offset future taxable income until the outstanding tax returns are filed with the respective federal and state tax authorities.

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the primary provision of Tax Reform impacting the Company is the reduction to the U.S. corporate income tax rate from 35% to 21%, eliminating certain deductions and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. The change in tax law required the Company to remeasure existing net deferred tax assets using the lower rate in the period of enactment resulting in an income tax expense of approximately $12.6 million which is fully offset by a corresponding tax benefit of $12.6 million which related to the corresponding reduction in the valuation allowance for the year ended December 31, 2017. There were no specific impacts of Tax Reform that could not be reasonably estimated which the Company accounted for under prior tax law. However, a continued analysis of the estimates and further guidance on the application of the law is ongoing, Accordingly, it is possible that additional revisions may occur throughout the allowable measurement period.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

13. RELATED PARTIES

See Note 8 - Notes Payable, Note 11 – Stockholders’ Deficiency and Note 14 – Commitments and Contingencies for additional details.

BLNK HOLDINGS TRANSFERS TO JMJ

In February 2018, prior to the closing of the Public Offering, Mr. Farkas reached an agreement with JMJ that, following the closing of the Public Offering, BLNK Holdings, an entity for which Mr. Farkas had voting power and investment power with regard to this entity’s holdings, would transfer 260,000 shares to JMJ as additional consideration for JMJ agreeing to waive its claims to $12 million as a mandatory default amount pursuant to previous agreements with the Company. This transfer to JMJ has not yet taken place. Prior to entering into this agreement, Mr. Farkas did not bring the matter to the entire Board for a vote. The value of the 260,000 shares of common stock that are to be transferred to JMJ by BLNK Holdings will be reflected as interest expense in the Company’s financial statements during the quarter ended March 31, 2018 with a corresponding credit to additional paid-in capital.

In connection with Mr. Farkas relinquishing a claim that warrants to purchase an aggregate of approximately 3,700,000 shares of common stock that were previously expired, exercised or exchanged should be replaced pursuant to his employment agreement with the Company, Mr. Farkas has requested the Board issue him 260,000 shares as reimbursement of the transfer to JMJ discussed in the previous paragraph. The Board does not believe it would be in the best interests of the Company or its shareholders to do so. As a result, the Company has not made any accrual for a settlement of this request as of December 31, 2017.

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

The Company agreed that Mr. Farkas was paid $20,000 per month from July 24, 2015 to November 24, 2015 and the Company agreed to pay Mr. Farkas the equivalent of $15,000 per month in cash and $15,000 per month in shares of common stock for the past eighteen (18) months (from December 1, 2015 through May 31, 2017), or $270,000 in cash and $270,000 in common stock.

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

Upon the closing of the offering for which the Company filed a registration statement on Form S-1 on November 7, 2016 (as amended), Mr. Farkas will be paid: (i) $270,000 in cash for payments owed Mr. Farkas from December 1, 2015 through May 31, 2017; and (ii) at least $645,000 ($375,000 of commissions on hardware sales, accrued commissions on revenue from charging stations due pursuant to the Affiliate Agreements, and $270,000 of common stock for payments owed Mr. Farkas from December 1, 2015 through May 31, 2017) in units of the Company’s common stock and warrants sold in the offering at a 20% discount to the price per unit of the units sold in the offering. Pursuant to the Third Amendment, the Company and Mr. Farkas agreed that not all amounts due pursuant to the Affiliate Agreements had been calculated as of June 15, 2017. Once calculated prior to the offering, the additional amount shall be paid in the form of units at a 20% discount to the price per unit of the units sold in the offering. See Note 13 – Related Parties for additional details.

In addition, pursuant to the Third Amendment, Mr. Farkas is due to receive (regardless of the status of the offering) warrants in replacement of expired warrants he was due to receive under the terms of the Original Farkas Employment Agreement. These warrants will expire five years after their issuance date: (a) warrants for 2,000 shares of common stock at an exercise price of $9.50 per share; (b) warrants for 68,667 shares of common stock at an exercise price of $21.50 per share; and (c) warrants for 44,000 shares of common stock at an exercise price of $37.00 per share. On November 27, 2017 the Company issued 114,767 shares of common stock in satisfaction of the replacement warrants with a grant date fair value of $677,010. Mr. Farkas will also receive options (regardless of the status of the offering) for 7,000 shares of common stock at an exercise price of $30.00 per share and options for 8,240 shares of common stock at an exercise price of $37.50 per share in connection with amounts owed pursuant to the Affiliate Agreements. As of December 31, 2017, the fair value of the options was estimated to be approximately $24,000.

The Third Amendment resolves all claims Mr. Farkas had with regard to the Affiliate Agreements.

Pursuant to the Third Amendment, Mr. Farkas’ salary will be, prior to the closing of the offering, $15,000 per month in cash and $15,000 per month in shares of common stock. Pursuant to the December 6, 2017 letter agreement between the Company and Mr. Farkas, after the closing of the offering, Mr. Farkas’ monthly salary will be $40,000 of cash compensation.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

13. RELATED PARTIES - CONTINUED

EMPLOYMENT AGREEMENT - CONTINUED

Mr. Farkas agreed that the Fee Agreement and the Consulting Agreement are suspended and no payments are due thereunder (other than the payments specified in the Third Amendment) for as long as he is a full-time employee of the Company and is due to be paid a monthly salary of at least $40,000.

As of December 31, 2017, the Company has accrued approximately $1.7 million for all necessary amounts due to Mr. Farkas which are specified above.

CONVERSION AGREEMENTS

Effective August 23, 2017, and as amended on January 4, 2018, the Company entered into an agreement with Michael D. Farkas, its Executive Chairman (the “Conversion Agreement”) where the parties agreed to, upon the closing of the offering for which the Company filed a registration statement on Form S-1 on November 7, 2016 (as amended), convert $315,000 of compensation payments owed Mr. Farkas from December 1, 2015 through August 31, 2017 (“Debt”) into common stock, determined by the following formula: (i) the Debt amount multiplied by a factor of 115 and (ii) then divided by 80% of the per share price of common stock sold in the offering. If the Company converts securities at more favorable terms than those provided to Mr. Farkas, then the Debt conversion price shall be automatically modified to equal such more favorable terms. The Conversion Agreement expired on February 14, 2018. See Note 15 - Subsequent Events for additional details.

COMPENSATION AGREEMENT

On June 16, 2017, the Company entered into a compensation agreement with Ira Feintuch, its Chief Operating Officer (the “Compensation Agreement”). The Compensation Agreement clarifies the accrued compensation owed to Mr. Feintuch under the Fee/Commission Agreement dated November 19, 2009. Under the Compensation Agreement, Mr. Feintuch is entitled to receive (i) options for 7,000 shares of the Company’s common stock at an exercise price of $30.00 per share; and (ii) options for 9,600 shares of the Company’s common stock at an exercise price of $37.50 per share. As of December 31, 2017, options had not been issued and had a fair value of approximately $26,000.

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

As of December 31, 2017, the Company has accrued for all necessary amounts due to Mr. Feintuch which are specified above.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

13. RELATED PARTIES - CONTINUED

LETTER AGREEMENTS

On December 6, 2017, the Company and Mr. Farkas signed a letter agreement, pursuant to which, Mr. Farkas, on behalf of FGI, agreed that upon the closing of the public offering, FGI will cancel 2,930,596 of its shares of the Company’s common stock (of the 2,990,404 received). Mr. Farkas is also due to receive 886,119 shares of common stock upon the closing of the public offering.

On December 6, 2017 and December 7, 2017, the two holders of shares of Series A Convertible Preferred Stock (Mr. Farkas and Mr. Feintuch) signed letter agreements pursuant to which, at the closing of the public offering, 11,000,000 shares of Series A Convertible Preferred Stock will convert into 550,000 shares of common stock.

On December 7, 2017, the Company and Mr. Feintuch signed a letter agreement, pursuant to which, Mr. Feintuch agreed that upon the closing of the public offering, will receive 26,500 shares of common stock.

On January 4, 2018, the Company and both Mr. Farkas and Mr. Feintuch have agreed to extend the expiration dates of their respective agreements from December 29, 2017 to February 14, 2018.

On March 22, 2018, the Company issued the shares to Mr. Farkas and Mr. Feintuch pursuant to their respective agreements.

See Note 15 - Subsequent Events for additional details.

THIRD PARTY TRANSACTION

On February 7, 2017, BLNK Holdings purchased the following securities from a stockholder of the Company for $1,000,000: 142,857 shares of common stock, 114,491 shares of Series C Preferred Stock, warrants to purchase 526,604 shares of the Company’s common stock, and all rights, claims, title, and interests in any securities of whatever kind or nature issued or issuable as a result of the stockholder’s ownership of the Company’s securities.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

14. COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

On March 20, 2017, in connection with the Company’s Miami Beach, Florida lease, the Company’s landlord filed a complaint for eviction with the Miami-Dade County Court against the Company as a result of the Company’s default under the lease for failing to pay rent, operating expenses and sales taxes of approximately $175,000, which represents the Company’s obligations under the lease through March 31, 2017, which was accrued for as of December 31, 2017. As a result of the action taken by the landlord, the Company accrued an additional $300,000 as of December 31, 2017, which represents the present value of the Company’s rent obligation through the end of the lease. As of February 16, 2018, the Company paid the $234,000 to satisfy this obligation.

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

The Company had a five year sublease for office and warehouse space in Phoenix, Arizona beginning December 1, 2013 and ending November 30, 2018. On February 28, 2017, the Company vacated the Phoenix, Arizona space and has no further obligation in connection with the sublease.

Total rent expense for the years ended December 31, 2017 and 2016 was $143,178 and $250,886, respectively, and is recorded in other operating expenses on the consolidated statements of operations. The minimum future aggregate minimum lease payments, net of sublease income, for these leases based on their initial terms as of December 31, 2017 are:

For the Year Ending
December 31,	Amount

2018	$70,690
2019	46,515
Total	$117,205

SUBLEASE AGREEMENT

On July 28, 2016, the Company (“Sublandlord”) entered into a sublease agreement with Balance Labs, Inc. (“Subtenant”) (an entity controlled by Mr. Farkas) pursuant to which the Company agreed to sublease a portion of its Miami, Florida corporate headquarters to Subtenant. The term of the sublease agreement was from August 1, 2016 to September 29, 2018, subject to earlier termination upon written notice of termination by the landlord or Sublandlord. This sublease agreement ended in March 2017 when the landlord commenced eviction proceedings against the Company. Throughout the term of the agreement, Subtenant was to pay to Sublandlord fixed base rent and operating expenses equal to 50% of Sublandlord’s obligation under its primary lease agreement, resulting in monthly base rent payments ranging from approximately $7,500 to $8,000 per month, for a total of approximately $200,000 for the total term of the sublease agreement.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

14. COMMITMENTS AND CONTINGENCIES – CONTINUED

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

On March 11, 2016, the Licensee and the Licensor entered into an agreement related to the March 29, 2012 patent license agreement. The parties acknowledged that the Licensee has paid a total of $8,525 in registration and legal fees for the U.S. Provisional Patent Application No. 61529016 (the “Patent Application”) (related to the inductive charging parking bumper) to date. Effective March 11, 2016, the patent license agreement, solely with respect to the Patent Application and the parties’ rights and obligations thereto, was terminated. The Executive Chairman of the Board agreed to be solely responsible for all future costs and fees associated with the prosecution of the patent application. In the event the Patent Application is successful, the Executive Chairman of the Board shall grant a credit to the Licensee in the amount of $8,525 to be applied against any outstanding amount(s) owed to him. If the Licensee does not have any outstanding payment obligations to the Executive Chairman of the Board at the time the Patent Application is approved, the Executive Chairman of the Board shall remit the $8,525 to the Licensee within twenty (20) days of the approval. The parties agreed to a mutual release of any claims associated with the patent license agreement. As of December 31, 2017, the Company has not paid nor incurred any royalty fees related to this patent license agreement.

TAXES

The Company has not filed its Federal and State corporate income tax returns for the years ended December 31, 2014, 2015 and 2016. The Company has sustained losses for the years ended December 31, 2014, 2015 and 2016. The Company has determined that no tax liability, other than required minimums, has been incurred.

The Company is also delinquent in filing and, in certain instances, paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company accrued an approximate $178,000 and $218,000 liability as of December 31, 2017 and 2016, respectively, related to this matter.

The Company is currently delinquent in remitting approximately $632,000 and $244,000 as of December 31, 2017 and 2016, respectively, of federal and state payroll taxes withheld from employees. During the year ended December 31, 2017, the Company sent two letters to the Internal Revenue Service (“IRS”) notifying the IRS of its intention to resolve the delinquent taxes upon the receipt of additional working capital. Additionally, on March 27, 2018, the Company has submitted its Forms 940 and 941 for the year ended December 31, 2017 with the IRS. As of the date of filing, the Company has not paid these amounts and is currently seeking settlement with the appropriate taxing authorities for past due amounts.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

14. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES

See Note 15 – Subsequent Events for additional details.

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink Network for the manufacturing and purchase of approximately 6,500 charging cables by Blink Network, which had not taken delivery or made payment on the contract price of $737,425. ITT Cannon also seeks to be paid the cost of attorney’s fees as well as punitive damages. On June 13, 2017, as amended on November 27, 2017, Blink Network and ITT Cannon agreed to a settlement agreement under which the parties agreed to the following: (a) the Blink Network purchase order dated May 7, 2014 for approximately 6,500 charging cables is terminated, cancelled and voided; (b) three (3) business days following the closing date of a public offering of the Company’s securities and listing of such securities on NASDAQ, the Company shall issue to ITT Cannon shares of the same class of the Company’s securities with an aggregate value of $200,000 (which was accrued at September 30, 2017); and (c) within seven (7) calendar days of the valid issuance of the shares in item (b) above, ITT Cannon shall ship and provide the remaining approximately 6,500 charging cables to Blink Network and dismiss the arbitration without prejudice. On January 31, 2018, ITT Cannon, Blink Network and the Company agreed that if the Company fails to consummate a registered public offering of its common stock, list such stock on NASDAQ and issue to ITT Cannon shares of the same class of the Company’s securities by February 28, 2018, the settlement agreement will expire. The Public Offering closed on February 16, 2018. The Company issued 47,059 shares on March 16, 2018. This was a partial payment of the $200,000 in stock owed to ITT Cannon. On March 30, 2018 the Company has issued an additional 25,669 shares to satisfy in full its obligations to ITT. As of April 16, 2018, ITT Cannon has shipped approximately 4,600-4,900 charging cables and has agreed to ship the remaining balance shortly thereafter.

On April 8, 2016, Douglas Stein filed a Petition for Fee Arbitration with the State Bar of Georgia against the Company for breach of contract for failure to pay invoices in the amount of $178,893 for legal work provided. The invoices have been accrued for in the periods in which the services were provided. The Company has responded to the claim and is simultaneously pursuing settlement options. The parties failed to settle after numerous attempts. On February 15, 2017, the case was brought to the Georgia Arbitration Committee. On February 26, 2017, The Stein Law firm was awarded a summary judgment for $178,893, which has been confirmed and converted into a judgment by the Superior Court of Fulton County, Georgia on August 7, 2017 in the amount of $179,168, inclusive of court costs, which continues to accrue both interest at the rate of 7.25% per annum on that amount calculated on a daily basis as of February 28, 2014, and costs to-date of $40,000 which are hereby added to the foregoing judgment amount (all of which was accrued at December 31, 2017). In connection with perfecting the Georgia judgment in the State of New York, Mr. Stein served an Information Subpoena with Restraining Notice dated September 12, 2017 on the underwriter of the offering for which the Company filed a registration statement on Form S-1 on November 7, 2016 (as amended) (the “Restraining Notice”). The Restraining Notice seeks to force the underwriter to pay the judgment amount directly out of the proceeds of the offering. On January 8, 2018, the Company and Mr. Stein had entered into a forbearance agreement, pursuant to which Mr. Stein has agreed to forbear from any efforts to collect or enforce the judgment awarded to him as a result of a legally-entered award of arbitration. As a result, the Company has agreed to: (i) wire transfer $30,000 to Mr. Stein within three days of the effective date of this agreement; (ii) beginning on the first calendar day of each successive month following the effective date of this agreement, the Company has agreed to pay Mr. Stein $5,000 per month until the full amount of the judgment awarded to Mr. Stein ($223,168) has been satisfied, however, the full amount awarded to Mr. Stein must be paid in full no later than April 30, 2018; and (iii) provide Mr. Stein with certain financial information of the Company. On February 16, 2018, the Company paid the full amount owed to Mr. Stein.

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

On June 8, 2017, the Company entered into a settlement agreement with Wilson Sonsini Goodrich & Rosati to settle $475,394 in payables owed for legal services requiring: (a) $25,000 to be paid in cash at the closing of the public offering; and (b) $75,000 in the form of 17,647 shares of common stock issuable upon the closing of the public offering. On February 16, 2018, the Company paid the $25,000 in cash and on March 19, 2018, the Company issued the 17,647 shares of common stock.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

14. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

On July 21, 2017, as amended on February 26, 2018, the Company was served with a complaint from Zwick and Banyai PLLC and Jack Zwick for a breach of a written agreement and unjust enrichment for failure to pay invoices in the aggregate of amount $53,069 for services rendered, plus interest and costs, which has been accrued as of December 31, 2017. On November 28, 2017, the Company and Solomon Edwards Group LLC entered into a Settlement Agreement and Release whereby the parties agreed that the Company will pay $63,445 to Solomon Edwards Group LLC over the course of eleven (11) months in full and complete satisfaction of the previously filed complaint.

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

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

14. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

350 Green, LLC – Continued

On May 30, 2013, JNS Power & Control Systems, Inc. (“JNS”) filed a complaint against 350 Green, LLC alleging claims for breach of contract, specific performance and indemnity arising out of an Asset Purchase Agreement between JNS and 350 Green entered on April 13, 2013, whereby JNS would purchase car chargers and related assets from 350 Green. On September 24, 2013, the District Court entered summary judgment in favor of JNS on its claim for specific performance. On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the District Court, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. On April 7, 2016, JNS amended the complaint to add the Company, alleging an unspecified amount of lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its unspecified attorney’s fees and costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. On July 26, 2017, the District Court denied the Company’s motion to dismiss the Company from the suit. The Company answered the second amended complaint on August 16, 2017. The deadline for the parties to complete discovery is December 8, 2017. The next status hearing on the matter is set for December 8, 2017. As of December 31, 2017, the Company accrued a $750,000 liability in connection with its settlement offer to JNS. On February 2, 2018, the parties entered into an asset purchase agreement whereby the parties agreed to settle the litigation. The Company purchased back the EV chargers it previously sold to JNS for: (a) shares of Common Stock worth $600,000 with a price per share equal to $4.25 (the price per share of the Offering); (b) $50,000 cash payment within ten days of the closing of the Offering; and (c) $100,000 cash payment within six months following the closing of the Offering. The Offering closed on February 16, 2018. The Company issued 141,176 shares on March 16, 2018. The Company made the $50,000 payment on March 16, 2018. JNS filed a motion to dismiss the lawsuit without prejudice on March 23, 2018 and the judge granted the motion on March 26, 2018. JNS will file a motion to convert the dismissal without prejudice to dismissal with prejudice within three business days of the $100,000 payment. On March 16, 2018, the Company issued 23,529 shares of Common Stock to JNS to be held in escrow as security for the $100,000 payment. At the time the $100,000 payment is made by the Company, the 23,529 shares currently held in escrow will be cancelled.

On March 26, 2018, final judgment has been reached relating to the Assignment for the Benefit of the Creditors, whereby all remaining assets of 350 Green are abandoned to their respective property owners where the charging stations have been installed, thus on March 26, 2018 the assignment proceeding has closed.

SECURITIES SALES COMMMISSION AGREEMENT

On December 7, 2017, the Company entered into a Securities Sales Commission Agreement with Ardour Capital Investments, LLC (“Ardour”), an entity of which Mr. Farkas owns less than 5%. The parties previously entered into a Financial Advisory Agreement dated August 3, 2016, pursuant to which Ardour was entitled to placement agent fees related to the Company’s transaction with JMJ. Pursuant to the Securities Sales Commission Agreement, the parties agreed that, depending on which of the two (2) repayment options the Company chooses with respect to the JMJ Agreement, the Company, upon the closing of the public offering, will issue shares of common stock to Ardour with a value of $900,500 or $1,200,500. See Note 8 – Notes Payable for details of the two (2) repayment options. The Company will issue such number of shares of common stock to Ardour equal to the amount in question (either $900,500 or $1,200,500) divided by the lowest of (i) $35.00 per share, or (ii) the lowest daily closing price of the Company’s common stock during the ten days prior to delivery of the Origination Shares (subject to adjustment for stock splits), or (iii) 80% of the common stock offering price of the public offering, or (iv) 80% of the unit offering price of the public offering (if applicable), or (v) the exercise price of any warrants issued in the public offering. Upon such issuance, the Company shall not owe any further securities to Ardour with respect to the JMJ financing. The Company has accrued for this liability as of December 31, 2017. On March 22, 2018, the Company issued 361,608 shares to Ardour pursuant to the Securities Sales Commissions Agreement.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

15. SUBSEQUENT EVENTS

PUBLIC OFFERING

On February 16, 2018, the Company closed its underwritten public offering (the “Public Offering”) of an aggregate 4,353,000 shares of the Company’s common stock and warrants to purchase 8,706,000 shares of common stock at a combined public offering price of $4.25 per unit comprised of one share and two warrants. The Public Offering resulted in approximately $18.5 million of gross proceeds, less underwriting discounts and commissions and other offering expenses of approximately $4.4 million, a portion of which is included within deferred public offering costs on the balance sheet as of December 31, 2017, for aggregate net proceeds of approximately $14.1 million.

Each warrant is exercisable for five years from issuance and has an exercise price equal to $4.25. The Company granted the Public Offering’s underwriters a 45-day option to purchase up to an additional 652,950 shares of common stock and/or warrants to purchase 1,305,900 shares of common stock to cover over-allotments, if any. In connection with the closing of the Public Offering, the underwriters have partially exercised their over-allotment option and purchased an additional 406,956 warrants.

CONVERSION AGREEMENT EXTENSION

On January 4, 2018, the Company and Mr. Farkas agreed to extend the expiration date of the Conversion Agreement from December 29, 2017 to February 14, 2018.

AMENDMENT TO SERIES C CONVERTIBLE PREFERRED STOCK CERTIFICATE OF DESIGNATION

Effective January 8, 2018, the Company’s Board of Directors and shareholders amended the Certificate of Designation of its Series C Convertible Preferred Stock to add the following provisions:

Automatic Preferred Conversion

Upon closing of a public offering of the Company’s securities; and the listing of the Company’s shares of common stock on an exchange all outstanding shares of Series C Convertible Preferred Stock will be converted into that number of shares of Common Stock determined by the number of shares of Series C Preferred multiplied by a factor of 115 divided by 80% of the per share price of common stock in the offering.

Conversion Price

The conversion price shall be specified in the automatic preferred conversion notice to be provided by the Company upon triggering of the automatic preferred conversion.

Lock-Up Provision

Until 270 days after the effective date specified within the automatic preferred conversion notice, no holder of Series C Convertible Preferred Stock may offer, pledge, sell, contract to sell, grant, lend, or otherwise transfer or dispose of any Series C Preferred Shares without the prior written consent of the underwriter of the offering.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

15. SUBSEQUENT EVENTS - CONTINUED

AMENDMENT TO SERIES C CONVERTIBLE PREFERRED STOCK CERTIFICATE OF DESIGNATION – CONTINUED

Expiration of Conversion Provision

If the offering does not close by 5.00 PM Eastern Standard Time on February 15, 2018 the amended conversion provision shall revert back to the conversion provision as filed on December 23, 2014 and as amended on April 6, 2016 with the addition of a provision at that time. Such additional provision will state that if the Company, pursuant to a conversion agreement, is notified of and implements a conversion that is or will be more favorable to the holder of such securities than the terms of conversion for holders of Series C Convertible Preferred Stock in the conversion provision as filed on December 23, 2014 and as amended on April 6, 2016 Sections 6(a) and 6(b), then the Company shall provide notice thereof to the holders of Series C Convertible Preferred Stock following the occurrence thereof and the terms of Series C Convertible Preferred Stock shall be, without any further action by the holders of Series C Convertible Preferred Stock or the Company, automatically amended and modified in an economically and legally equivalent manner such that the holders of Series C Convertible Preferred Stock shall receive the benefit of the more favorable terms set forth in any such conversion agreement.

JMJ ADVANCE

Separate from and unrelated to the JMJ Agreement, on January 22, 2018, JMJ advanced $250,000 to the Company (the “JMJ Advance”).

On February 1, 2018, the Company and JMJ entered into a letter agreement whereby the parties agreed that, concurrent with the closing of the public offering, the Company will convert the JMJ Advance into units, with each unit consisting of one share of restricted common stock and a warrant to purchase one share of restricted common stock at an exercise price equal to the exercise price of the warrants sold as part of the public offering, at a price equal to 80% of the per unit price in the public offering. If the public offering is not consummated by February 15, 2018 or if the Company’s underwriting agreement with Joseph Gunnar & Co. shall terminate prior to payment for and delivery of the units to be sold thereunder, then the letter agreement shall terminate. On March 16, 2018, the Company issued 73,529 units to JMJ, pursuant to this agreement.

SETTLEMENT AGREEMENT

On January 31, 2018, the Company, SemaConnect Inc. (“SemaConnect”) and their legal counsel entered into an amendment to their settlement agreement dated June 23, 2017 whereby the parties agreed that, concurrent with the closing of the public offering, the Company will settle the outstanding liabilities of $153,529 by issuing shares of common stock at a price equal to 80% of the price of the shares sold in the public offering, plus an additional 1,500 shares of common stock. If the public offering is not consummated by February 15, 2018, the agreement is terminated. On March 16, 2018, the Company issued 17,595 shares of common stock to SemaConnect.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

15. SUBSEQUENT EVENTS - CONTINUED

LIABILITY CONVERSION AGREEMENTS

On February 3, 2018, the Company and Sunrise Securities Corp. entered into a letter agreement whereby the parties agreed that, concurrent with the closing of the public offering, the Company will settle outstanding liabilities of $867,242 owed to the counterparty as follows: (i) the Company will pay $381,260 in cash out of the proceeds of the public offering; and (ii) in satisfaction of the remaining liability of $485,982, the Company will issue units, with each unit consisting of one share of restricted common stock and a warrant to purchase one share of restricted common stock at an exercise price equal to the exercise price of the warrants sold as part of the public offering, at a price equal to 80% of the per unit price in the public offering. If the public offering is not consummated by February 28, 2018, the outstanding liabilities will automatically convert into restricted shares of common stock at the average closing price for the twenty (20) trading days preceding March 1, 2018. On February 16, 2018, the Company paid $375,000 in cash and on March 22, 2018, the Company issued 153,295 shares of common stock.

On February 3, 2018, the Company and Schafer & Weiner, PLLC (“Schafer & Weiner”) entered into a letter agreement whereby the parties agreed that, concurrent with the closing of the public offering, the Company will settle outstanding liabilities of $813,962 owed to Schafer & Weiner as follows: (i) the Company will pay $406,981 in cash out of the proceeds of the public offering; and (ii) in satisfaction of the remaining liability of $406,981, the Company will issue units, with each unit consisting of one share of restricted common stock and a warrant to purchase one share of restricted common stock at an exercise price equal to the exercise price of the warrants sold as part of the public offering, at a price equal to 80% of the per unit price in the public offering. In consideration, Schafer & Weiner agreed to return to the Company 11,503 shares of common stock of the Company. On February 16, 2018, the Company paid $406,981 in cash. On March 19, 2018, the Company issued 119,700 shares of common stock to Schafer & Weiner.

On February 13, 2018, the Company and Genweb2 entered into a letter agreement whereby the parties agreed that, concurrent with the closing of the public offering, the Company will settle outstanding liabilities of $116,999 owed to Genweb2 as follows: (i) the Company will pay $48,500 in cash out of the proceeds of the public offering; and (ii) in satisfaction of the remaining liability of $48,500, the Company will issue shares of restricted common stock at a price equal to 80% of the per unit price in the public offering.

On February 16, 2018, the Company paid $48,500 in cash. On March 16, 2018, the Company issued 17,132 shares of common stock.

On February 13, 2018, the Company and Dickinson Wright PLLC (“Dickinson Wright”) entered into a letter agreement whereby the parties agreed that, concurrent with the closing of the public offering, the Company will settle outstanding liabilities of $88,845 owed to Dickinson Wright as follows: (i) the Company will pay $88,845 in cash out of the proceeds of the public offering. On February 16, 2018, the Company paid the full amount owed to Dickinson Wright.

BLINK CHARGING CO. AND SUBSIDIARIES
(FORMERLY KNOWN AS CAR CHARGING GROUP, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

15. SUBSEQUENT EVENTS - CONTINUED

DESIGNATION OF SERIES D CONVERTIBLE PREFERRED STOCK

On February 13, 2018, the Company’s Board of Directors approved the designation of 13,000 shares of the 40,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Convertible Preferred Stock”). On February 15, 2018, the Company filed the Certificate of Designation with the State of Nevada related to the Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock will have a stated value of $1,000 per share.

Conversion. Each share of Series D Convertible Preferred Stock is convertible into shares of common stock (subject to adjustment as provided in the related certificate of designation of preferences, rights and limitations) at any time at the option of the holder at a conversion price equal to the price of the units in the public offering. Holders of Series D Convertible Preferred Stock are prohibited from converting Series D Convertible Preferred Stock into shares of common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of common stock then issued and outstanding.

Liquidation Preference. In the event of the liquidation, dissolution or winding-up of the Company, holders of Series D Convertible Preferred Stock will be entitled to receive the same amount that a holder of common stock would receive if the Series D Convertible Preferred Stock were fully converted into shares of common stock at the conversion price (disregarding for such purposes any conversion limitations) which amounts shall be paid pari passu with all holders of Common Stock.

Voting Rights. Shares of Series D Convertible Preferred Stock will generally have no voting rights, except as required by law and except that the affirmative vote of the holders of a majority of the then outstanding shares of Series D Convertible Preferred Stock is required to, (a) alter or change adversely the powers, preferences or rights given to the Series D Convertible Preferred Stock, (b) amend the Company’s articles of incorporation or other charter documents in any manner that materially adversely affects any rights of the holders, (c) increase the number of authorized shares of Series D Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

Dividends. Shares of Series D Convertible Preferred Stock will not be entitled to receive any dividends, unless and until specifically declared by the Company’s board of directors. The holders of the Series D Convertible Preferred Stock will participate, on an as-if-converted-to-common stock basis, in any dividends to the holders of common stock.

Redemption. The Company is not obligated to redeem or repurchase any shares of Series D Convertible Preferred Stock. Series D Convertible Preferred Stock are not otherwise entitled to any redemption rights or mandatory sinking fund or analogous fund provisions.

Exchange Listing. The Company does not plan on making an application to list the Series D Convertible Preferred Stock on any national securities exchange or other nationally recognized trading system.

COMMON STOCK ISSUANCES

On March 16, 2018, the Company issued an aggregate of 666,777 shares of common stock in satisfaction of various agreements.

On March 19, 2018, the Company issued an aggregate of 141,582 shares of common stock in satisfaction of various agreements.

On March 22, 2018, the Company issued an aggregate of 2,385,225 shares of common stock in satisfaction of various agreements.

On March 28, 2017 the Company issued an aggregate of 9,111,644 shares of common stock in connection with the conversion of the Series C Convertible Preferred Stock.

