Form 10-K/A
period 2017-12-31
Blink Charging Co.
filed 2018-05-10
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends Blink Charging Co.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”), as filed with the Securities and Exchange Commission on April 17, 2018, and is being filed solely to correct a typographical error in the date of the Report of Independent Registered Public Accounting Firm from April 17, 2017 to April 17, 2018. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 8 of the Form 10-K in this Amendment. However, there have been no changes to the text of such item other than the change in the date of the auditor’s report. This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 attached as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the Form 10-K.

BLINK CHARGING CO.

FORM 10-K/A

2

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Annual Report following Item 15 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

3

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

Our consolidated financial statements and the Report of Independent Registered Public Accounting Firm are included herein as part of Item 8. Financial Statements and Supplementary Data above.

(2) The following listed documents are filed as Exhibits to this report:

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL**	XBRL Taxonomy Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Label Linkbase Document.
101.PRE**	XBRL Taxonomy Presentation Linkbase Document.

* Filed herewith
** Furnished herewith

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2018	BLINK CHARGING CO.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Executive Chairman (Principal Executive Officer)

	By:	/s/ Michael J. Calise
Michael J. Calise
Chief Executive Officer
(Principal Financial Officer and Interim Principal Accounting Officer)

5

BLINK CHARGING CO. AND SUBSIDIARIES

(FORMERLY CAR CHARGING GROUP, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

6

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

April 17, 2018

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

