Form 10-Q
period 2018-03-31
Blink Charging Co.
filed 2018-05-15
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2018, the registrant had 21,623,090 common shares issued and outstanding.

BLINK CHARGING CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

			Pro Forma
	March 31, 2018	December 31, 2017	March 31, 2018
	(unaudited)		(unaudited)

Assets

Current Assets:
Cash	$9,946,654	$185,151	$13,532,915
Accounts receivable and other receivables, net	207,082	227,918	207,082
Inventory, net	230,730	247,466	230,730
Prepaid expenses and other current assets	831,003	108,352	831,003

Total Current Assets	11,215,469	768,887	14,801,730
Fixed assets, net	337,238	376,920	337,238
Intangible assets, net	103,588	106,167	103,588
Deferred public offering costs	-	1,367,730	-
Other assets	44,512	67,309	44,512

Total Assets	$11,700,807	$2,687,013	$15,287,068

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities:
Accounts payable	$1,599,798	$4,228,073	$1,599,798
Accrued expenses	3,402,922	23,135,344	2,919,302
Accrued issuable equity	3,289,334	2,939,906	1,083,904
Derivative liabilities	21,434	3,448,390	21,434
Current portion of convertible notes payable	-	50,000	-
Convertible notes payable - related party	-	747,567	-
Notes payable	337,966	597,966	337,966
Current portion of deferred revenue	351,258	383,771	351,258

Total Current Liabilities	9,002,712	35,531,017	6,313,662

Convertible notes payable, non-current portion, net of debt discount of $0, $499,435 and $0 as of March 31, 2018, December 31, 2017 and Pro Forma March 31, 2018, respectively	-	3,200,096	-
Deferred revenue, non-current portion	38,867	50,283	38,867

Total Liabilities	9,041,579	38,781,396	6,352,529

Series B Convertible Preferred Stock, 10,000 shares designated, 0, 8,250 and 0 shares issued and outstanding as of March 31, 2018, December 31, 2017 and Pro Forma March 31, 2018, respectively	-	825,000	-

Commitments and contingencies

Stockholders’ Equity (Deficiency):
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 0, 11,000,000 and 0 shares issued and outstanding as of March 31, 2018, December 31, 2017 and Pro Forma March 31, 2018, respectively	-	11,000	-
Series C Convertible Preferred Stock, 250,000 shares designated, 0, 229,551 and 0 shares issued and outstanding as of March 31, 2018, December 31, 2017 and Pro Forma March 31, 2018, respectively	-	230	-
Series D Convertible Preferred Stock, 13,000 shares designated, 12,005, 0 and 7,637 shares issued and outstanding as of March 31, 2018, December 31, 2017 and Pro Forma March 31, 2018, respectively	12	-	8
Common stock, $0.001 par value, 500,000,000 shares authorized, 22,181,901, 5,523,673 and 21,623,090 shares issued and outstanding as of March 31, 2018, December 31, 2017 and Pro Forma March 31, 2018, respectively	22,182	5,524	21,623
Additional paid-in capital	156,868,224	119,499,141	163,144,098
Accumulated deficit	(154,231,190)	(156,435,278)	(154,231,190)

Total Stockholders’ Equity (Deficiency)	2,659,228	(36,919,383)	8,934,539

Total Liabilities and Stockholders’ Equity (Deficiency)	$11,700,807	$2,687,013	$15,287,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended
	March 31,
	2018	2017

Revenues:
Charging service revenue - company-owned charging stations	$305,747	$267,874
Product sales	135,760	153,587
Grant and rebate revenue	16,231	32,810
Warranty revenue	30,402	34,849
Network fees	57,251	49,238
Other	50,529	57,262

Total Revenues	595,920	595,620

Cost of Revenues:
Cost of charging services - company-owned charging stations	43,761	26,563
Host provider fees	108,405	54,447
Cost of product sales	63,533	78,512
Network costs	66,928	141,584
Warranty and repairs and maintenance	63,728	19,148
Depreciation and amortization	77,744	112,153

Total Cost of Revenues	424,099	432,407

Gross Profit	171,821	163,213

Operating Expenses:
Compensation	3,688,636	997,357
Other operating expenses	183,955	242,941
General and administrative expenses	101,169	313,708
Lease termination costs	-	300,000

Total Operating Expenses	3,973,760	1,854,006

Loss From Operations	(3,801,939)	(1,690,793)

Other Income (Expense)
Interest expense	(104,983)	(140,661)
Interest expense - related party share transfer (see Note 8)	(785,200)	-
Amortization of discount on convertible debt	(528,929)	(614,901)
Gain on settlement of accounts payable, net	920,352	23,928
Loss on settlement reserve	(127,941)	(175,000)
Change in fair value of warrant liabilities	3,024,598	(464,289)
Loss on settlement of liabilities for equity	(2,192,045)	-
Gain on settlement of liabilities to JMJ for equity	5,800,175	-
Non-compliance penalty for SEC registration requirement	-	(36,016)

Total Other Income (Expense)	6,006,027	(1,406,939)

Net Income (Loss)	2,204,088	(3,097,732)
Dividend attributable to Series C shareholders	(607,800)	(754,900)
Deemed dividend	(23,458,931)	-
Net Loss Attributable to Common Shareholders	$(21,862,643)	$(3,852,632)

Net Loss Per Share
- Basic and Diluted	$(2.58)	$(2.39)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	8,472,092	1,609,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

 For the Three Months Ended March 31, 2018

(unaudited)

											Total
	Convertible Preferred Stock								Additional		Stockholders’
	Series A		Series C		Series D		Common Stock		Paid-In	Accumulated	(Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2018	11,000,000	$11,000	229,551	$230	-	$-	5,523,673	$5,524	$119,499,141	$(156,435,278)	$(36,919,383)

Common stock and warrants issued in public offering [1]	-	-	-	-	-	-	4,353,000	4,353	14,876,462	-	14,880,815

Common stock issued upon conversion of Series A convertible preferred stock	(11,000,000)	(11,000)	-	-	-	-	550,000	550	10,450	-	-

Common stock issued in satisfaction of Series B convertible preferred stock	-	-	-	-	-	-	223,235	223	824,777	-	825,000

Common stock issued upon conversion of Series C convertible preferred stock	-	-	(254,557)	(255)	-	-	9,111,644	9,112	(8,857)	-	-

Series D convertible preferred stock issued in satisfaction of liabilities	-	-	-	-	12,005	12	-	-	12,004,988	-	12,005,000

Common stock issued in partial satisfaction of debt and other liabilities	-	-	-	-	-	-	1,488,021	1,488	4,282,500	-	4,283,988

Warrants reclassified from derivative liabilities	-	-	-	-	-	-	-	-	36,445	-	36,445

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	-	-	(607,800)		(607,800)
Payment of dividends in kind	-	-	25,006	25	-	-	-	-	2,500,575		2,500,600

Stock-based compensation	-	-	-	-	-	-	932,328	932	2,664,343	-	2,665,275

Beneficial conversion feature of Series B and C convertible preferred stock	-	-	-	-	-	-	-	-	23,458,931	-	23,458,931

Deemed dividend related to immediate accretion of beneficial conversion of Series B and C convertible preferred stock	-	-	-	-	-	-	-	-	(23,458,931)	-	(23,458,931)

Contribution of capital - related party share transfer (see Note 8)	-	-	-	-	-	-	-	-	785,200	-	785,200

Net income	-	-	-	-	-	-	-	-	-	2,204,088	2,204,088

Balance - March 31, 2018	-	$-	-	$-	12,005	$12	22,181,901	$22,182	$156,868,224	$(154,231,190)	$2,659,228

[1] Includes gross proceeds of $18,504,320, less issuance costs of $3,623,505.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Three Months Ended
	March 31,
	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$2,204,088	$(3,097,732)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	82,216	123,131
Accretion of interest expense	-	75,872
Amortization of discount on convertible debt	528,929	614,901
Change in fair value of warrant liabilities	(3,024,598)	464,289
Provision for bad debt	38,275	19,848
Loss on settlement reserve	127,941	-
Loss on settlement of liabilities for equity	2,192,045	-
Gain on settlement of liabilities to JMJ for equity	(5,800,175)	-
Interest expense - related party share transfer (see Note 8)	785,200	-
Gain on settlement of accounts payable, net	(920,352)	(23,928)
Non-compliance penalty for SEC registration requirement	-	36,016
Non-cash compensation:
Common stock	2,703,245	60,000
Options	-	107,248
Warrants	114,069	-
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(17,439)	(61,719)
Inventory	37,899	82,311
Prepaid expenses and other current assets	(722,651)	(10,262)
Other assets	22,797	30,440
Accounts payable and accrued expenses	(3,122,531)	905,806
Deferred revenue	(43,929)	(109,356)

Total Adjustments	(7,019,059)	2,314,597

Net Cash Used in Operating Activities	(4,814,971)	(783,135)

Cash Flows From Investing Activities
Purchases of fixed assets	(21,499)	(206)

Net Cash Used In Investing Activities	(21,499)	(206)

Cash Flows From Financing Activities

Proceeds from sale of common stock in public offering [1]	16,243,055	-
Payment of public offering costs	(1,190,082)	-
Payments of deferred offering costs	-	(24,720)
Payments of debt issuance costs	-	(39,000)
Bank overdrafts, net	-	(4,912)
Proceeds from issuance of convertible note payable	-	805,100
Proceeds from issuance of notes payable to non-related party	55,000	-
Proceeds from advance from a related party	250,000	47,567
Repayment of notes and convertible notes payable	(760,000)	(3,604)

Net Cash Provided by Financing Activities	14,597,973	780,431

Net Increase (Decrease) In Cash	9,761,503	(2,910)

Cash - Beginning of Period	185,151	5,898

Cash - End of Period	$9,946,654	$2,988

[1] Includes gross proceeds of $18,504,320, less issuance costs of $2,261,265 deducted directly from the offering proceeds.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

	For The Three Months Ended
	March 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$5,072	$44
Non-cash investing and financing activities:
Reduction of additional paid-in capital for public offering issuance costs that were previously paid	$(172,158)	$-
Common stock issued upon conversion of Series A convertible preferred stock	$11,000	$-
Common stock issued in satisfaction of Series B convertible preferred stock	$825,000	$-
Common stock issued upon conversion of Series C convertible preferred stock	$255	$-
Common stock issued in partial satisfaction of debt and other liabilities	$4,283,988	$-
Warrants reclassified from derivative liabilities	$36,445	$-
Accrual of contractual dividends on Series C Convertible Preferred Stock	$607,800	$754,900
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$2,500,600	$-
Transfer of inventory to fixed assets	$(21,163)	$(1,875)
Accrual of deferred public offering costs	$-	$257,242
Warrants issued as debt discount in connection with issuances of notes payable	$-	$4,479
Series D convertible preferred stock issued in satisfaction of liabilities	$12,005,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2018 and for the three months then ended. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 17, 2018, as amended on May 10, 2018.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are disclosed in Note 2 – Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2018, the Company had cash, working capital and an accumulated deficit of $9,946,654, $2,212,757 and $154,231,190, respectively. During the three months ended March 31,2018, the Company generated net income of $2,204,088, but a loss from operations of $3,801,939. The Company has not yet achieved profitability from operations.

Subsequent to March 31, 2018, the Company issued an aggregate of 957,619 shares of the Company’s common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate gross proceeds of $4,069,881.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

LIQUIDITY AND FINANCIAL CONDITION - CONTINUED

The Company believes its current cash on hand, is sufficient to meet its operating and capital requirements for at least twelve months from the issuance date of these financial statements. Thereafter, the Company will need to raise further capital through the sale of additional equity or debt securities or other debt instruments to support its future operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the consolidated financial statements. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. As of March 31, 2018 and December 31, 2017, the Company had cash balances in excess of FDIC insurance limits of $9,679,329 and $0, respectively.

UNAUDITED PRO FORMA INFORMATION

The unaudited pro forma information gives effect to the following transactions that occurred subsequent to March 31, 2018:

●	The issuance of 25,669 shares of common stock and warrants to purchase an aggregate of 1,703,429 shares of common stock. The aggregate fair value of $2,205,430 of the common stock and warrants was included within accrued issuable equity as of March 31, 2018.
●	The issuance of 957,619 shares of common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate gross proceeds of $4,069,881.
●	The conversion of 4,368 shares of Series D Convertible Preferred Stock into 1,400,000 shares of common stock.
●	The repayment of $483,620 related to delinquent payroll taxes which were included within accrued expenses as of March 31, 2018.
●	The return to the Company and subsequent retirement of 2,942,099 shares of common stock.

See Note 10 – Subsequent Events for additional details.

RECLASSIFICATIONS

Certain prior period balances have been reclassified in order to conform to current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company adopted ASC 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s condensed consolidated financial statements as of the date of adoption. As a result, a cumulative-effect adjustment was not required.

The Company recognizes revenue primarily from five different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – The transaction price is allocated to two performance obligations: (i) shipment of charging station unit to customer and (ii) satisfaction of the standard one-year warranty. Revenue related to the charging station unit is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer. The portion of the transaction price allocated to the warranty is based upon the stand- alone price of the warranty as sold separately. The warranty represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized using the time-based method, on a straight-line basis over the contract term since the Company believes that the performance obligation is satisfied evenly over the contract term.
●	Grant and rebate revenue – Grants and rebates pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station.
●	Warranty revenue – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term.
●	Network fees – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term.

The following table summarizes our revenue recognized in our condensed consolidated statements of operations:

	For The Three Months Ended
	March 31,
	2018	2017
Charging service revenue - company-owned charging stations	$305,747	$267,874
Product sales	135,760	153,587
Grant and rebate revenue	16,231	32,810
Warranty revenue	30,402	34,849
Network fees	57,251	49,238
Other	50,529	57,262
Total revenues, net	$595,920	$595,620

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION – CONTINUED

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

As of March 31, 2018, the Company had $224,434 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of March 31, 2018. The Company expects to satisfy its remaining performance obligations for network fees and warranty revenue and recognize the revenue within the next twelve months.

During the three months ended March 31, 2018 the Company recognized approximately $95,000 of revenues related to network fees, warranty contracts, and product sales, which was included in deferred revenues as of December 31, 2017.

During the three months ended March 31, 2018, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods. The Company has elected not to disclose information about remaining performance obligations pertaining to contracts with an original expected length of one year or less, as permitted under the guidance.

CONCENTRATIONS

There were no revenue concentrations during the three months ended March 31, 2018. During the three months ended March 31, 2017, revenues generated from Entity A represented 10% of the Company’s total revenue. As of March 31, 2018 and December 31, 2017, accounts receivable from Entity A were less than 10% of total accounts receivable. As of March 31, 2018 and December 31, 2017, accounts receivable from Entity B was approximately 39% and 32%, respectively, of total accounts receivable.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For The Three Months Ended
	March 31
	2018	2017
Convertible preferred stock	3,847,756	1,065,289
Warrants	10,913,658	1,118,018
Options	106,808	148,233
Convertible notes	-	17,002
Total potentially dilutive shares	14,868,222	2,348,542

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Accrued host fees	$1,535,088	$1,657,663
Accrued professional, board and other fees	404,528	2,683,557
Accrued wages	15,142	1,016,563
Accrued commissions	500	883,763
Warranty payable	168,000	171,000
Accrued taxes payable	559,060	551,190
Accrued payroll taxes payable	528,371	632,078
Accrued interest expense	38,367	347,027
Accrued lease termination costs	-	300,000
Accrued settlement reserve costs	100,000	12,980,588
Dividend payable	-	1,892,800
Other accrued expenses	53,866	19,115
Total accrued expenses	$3,402,922	$23,135,344

ACCRUED PROFESSIONAL, BOARD AND OTHER FEES

Accrued professional, board and other fees consist of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Investment banking fees	$-	$860,183
Legal fees related to public offering	-	436,715
Professional fees	249,983	684,673
Board fees	147,737	608,945
Other	6,808	93,041
Total accrued professional, board and other fees	$404,528	$2,683,557

On June 8, 2017, the Board approved aggregate compensation of $490,173 (compromised of $344,311 to be paid in cash and $145,862 to be paid in units consisting of shares of the Company’s common stock and warrants (with each such warrant having an exercise price equal to the price per unit of the units sold in the public offering) at a 20% discount to the price per unit sold in the public offering to be paid to members of the Board based on the accrued amounts owed to such Board members as of March 31, 2017. The compensation will be paid by the third business day following: (i) a public offering of the Company’s securities; and (ii) the listing of the Company’s shares of common stock on the NASDAQ or other national securities exchange. During the three months ended March 31, 2018, the Company paid $344,311 in cash and issued 80,704 shares of common stock with an issuance date fair value of $314,414. As of March 31, 2018, the warrants had not been issued and, as a result, were included within accrued issuable equity (See Note 4 - Accrued Issuable Equity) with a value of $69,658.

See Note 9 – Commitments and Contingencies – Taxes.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACCRUED ISSUABLE EQUITY

Accrued issuable equity consists of the following:

			Pro Forma
	March 31, 2018	December 31, 2017	March 31, 2018
	(unaudited)		(unaudited)
Warrants	$2,138,039	$1,154,120	$2,609
Common Stock	1,065,998	1,735,047	995,998
Options	85,297	50,739	85,297
Total accrued issuable equity	$3,289,334	$2,939,906	$1,083,904

As of March 31, 2018, 25,669 shares of common stock and warrants to purchase an aggregate of 1,703,429 shares of common stock with an aggregate fair value of $2,205,430 were included within accrued issuable equity. The unaudited pro forma information gives effect to the April 2018 issuance of these securities, such that the $2,205,430 fair value was reclassified from liabilities to equity.

5. NOTES PAYABLE

JMJ AGREEMENT

Pursuant to a Lockup, Conversion, and Additional Investment Agreement dated October 23, 2017, as amended on November 29, 2017, January 4, 2018, and February 1, 2018 (the “JMJ Agreement”) with JMJ Financial (“JMJ”) whereby the Company and JMJ agreed to settle the current defaults under the promissory note with JMJ upon the closing of the Public Offering, on February 16, 2018, the Company issued 12,005 shares of Series D Convertible Preferred Stock with an issuance date fair value of $12,005,000, which represents the fair value of securities required to be issued pursuant to the JMJ Agreement, in satisfaction of aggregate liabilities previously owed to JMJ of $17,805,175, such that the Company recorded a gain on settlement of $5,800,175 on the condensed consolidated statement of operations during the three months ended March 31, 2018. The Series D Convertible Preferred Stock was determined to be permanent equity on the Company’s condensed consolidated balance sheet.

JMJ ADVANCE

Separate from and unrelated to the JMJ Agreement, on January 22, 2018, JMJ advanced $250,000 to the Company (the “JMJ Advance”).

On February 1, 2018, the Company and JMJ entered into a letter agreement whereby the parties agreed that, concurrent with the closing of the public offering, the Company will convert the JMJ Advance into units, with each unit consisting of one share of restricted common stock and a warrant to purchase one share of restricted common stock at an exercise price equal to the exercise price of the warrants sold as part of the public offering, at a price equal to 80% of the per unit price in the public offering. On March 16, 2018, the Company issued 73,529 shares of common stock with an issuance date fair value of $205,881 to JMJ, pursuant to this agreement. As of March 31, 2018, a warrant to purchase 147,058 shares of common stock with a fair value of $184,355 had not been issued and, as a result, was included within accrued issuable equity. The warrant was issued subsequent to March 31, 2018.

See Note 8 – Related Parties – BLNK Holdings Transfers to JMJ for additional information.

CONVERTIBLE AND OTHER NOTES – RELATED PARTY

Farkas Group Inc. (“FGI”) Notes

On February 16, 2018 and pursuant to the closing of the Public Offering, the Company paid $688,238 (including principal repayments of $545,000) in satisfaction of the debt.

BLNK Holdings, LLC (“BLNK Holdings”) Notes

On March 16, 2018, the Company issued 74,753 shares of common stock with an issuance date fair value of $209,308 to BLNK Holdings in exchange of the principal and accrued and unpaid interest on the notes.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. NOTES PAYABLE – CONTINUED

OTHER NOTES

On February 14, 2018, the Company issued a note payable in the principal amount of $55,000. Interest on the notes accrues at a rate of 8% annually and is payable monthly. The note was repaid during the three months ended March 31, 2018.

During the three months ended March 31, 2018, in addition to the repayment of the $55,000 note discussed above, the Company made principal repayments of $160,000.

INTEREST EXPENSE

Interest expense on notes payable for the three months ended March 31, 2018 and 2017 was $104,983 and $140,661, respectively.

6. FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended
	March 31,
	2018	2017

Risk-free interest rate	1.62%-2.63%	1.47%-1.50%
Contractual term (years)	0.53-3.25	1.53-5.00
Expected volatility	113%-131%	149%-155%
Expected dividend yield	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Derivative Liabilities
Beginning balance as of January 1, 2018	$3,448,390
Exchange of derivative liability for equity	(365,913)
Reclassify derivative liability to equity	(36,445)
Issuance of warrants	-
Change in fair value of derivative liability	(3,024,598)
Ending balance as of March 31, 2018	$21,434

Warrants Payable
Beginning balance as of January 1, 2018	$1,154,120
Exchange of warrants payable for equity	(1,142,738)
Accrual of other warrant obligations	2,135,430
Change in fair value of warrants payable	(8,773)
Ending balance as of March 31, 2018	$2,138,039

See Note 4 - Accrued Issuable Equity for additional information.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. FAIR VALUE MEASUREMENT – CONTINUED

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$21,434	$21,434
Warrants payable	-	-	2,138,039	2,138,039
Total liabilities	$-	$-	$2,159,473	$2,159,473

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$3,448,390	$3,448,390
Warrants payable	-	-	1,154,120	1,154,120
Total liabilities	$-	$-	$4,602,510	$4,602,510

7. STOCKHOLDERS’ EQUITY

PUBLIC OFFERING

On February 16, 2018, the Company closed its underwritten public offering (the “Public Offering”) of an aggregate 4,353,000 shares of the Company’s common stock and warrants to purchase an aggregate of 8,706,000 shares of common stock at a combined public offering price of $4.25 per unit comprised of one share and two warrants. Each warrant is exercisable for five years from the date of issuance and has an exercise price equal to $4.25 per share. The Public Offering resulted in $18,504,320 and $14,880,815 of gross and net proceeds, respectively, including underwriting discounts, commissions and other offering expenses of $3,623,505, which was recorded as a reduction of additional paid-in capital.

The Company granted the underwriters a 45-day option to purchase up to an additional 652,950 shares of common stock and/or warrants to purchase 1,305,900 shares of common stock to cover over-allotments, if any. In connection with the closing of the Public Offering, the underwriters partially exercised their over-allotment option and purchased additional warrants to purchase 406,956 shares of common stock at an exercise price of $4.25 per share for aggregate gross proceeds of $4,070, or $0.01 per warrant.

PREFERRED STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

On March 22, 2018, pursuant to letter agreements dated December 6, 2017 and December 7, 2017, the Company issued 550,000 shares of common stock in automatic conversion of 11,000,000 shares of Series A Convertible Preferred Stock.

SERIES B CONVERTIBLE PREFERRED STOCK

On March 16, 2018, pursuant to a conversion agreement dated May 19, 2017, the Company issued 223,235 shares of common stock in automatic conversion of 8,250 shares of Series B Convertible Preferred Stock with a value of $825,000. The Company determined that the Series B Convertible Preferred Stock included a beneficial conversion feature since the commitment date market price of the Company’s common stock exceeded the effective conversion price and, as a result, the Company recorded a deemed dividend in the amount of $825,000 during the three months ended March 31, 2018.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. STOCKHOLDERS’ EQUITY – CONTINUED

PREFERRED STOCK - CONTINUED

SERIES C CONVERTIBLE PREFERRED STOCK

Effective January 8, 2018, the Company’s Board of Directors and shareholders amended the Certificate of Designation of its Series C Convertible Preferred Stock to add the following provisions: (a) upon closing of a public offering of the Company’s securities and the listing of the Company’s shares of common stock on an exchange, all outstanding shares of Series C Convertible Preferred Stock will be converted into that number of shares of Common Stock determined by the number of shares of Series C Preferred multiplied by a factor of 115 divided by 80% of the per share price of common stock in the offering; and (b) until 270 days after the effective date specified within the automatic preferred conversion notice, no holder of Series C Convertible Preferred Stock may offer, pledge, sell, contract to sell, grant, lend, or otherwise transfer or dispose of any Series C Preferred Shares without the prior written consent of the underwriter of the offering.

During the three months ended March 31, 2018, 25,006 shares of Series C Convertible Preferred Stock were issued as payment of dividends in kind.

On March 28, 2018, pursuant to the terms of the amended Certificate of Designation, the Company issued an aggregate of 9,111,644 shares of common stock in automatic conversion of 254,557 shares of Series C Convertible Preferred Stock. The Company determined that the Series C Convertible Preferred Stock included a beneficial conversion feature since the commitment date market price of the Company’s common stock exceeded the effective conversion price and, as a result, the Company recorded a deemed dividend in the amount of $22,633,931 during the three months ended March 31, 2018.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. STOCKHOLDERS’ EQUITY – CONTINUED

PREFERRED STOCK - CONTINUED

SERIES D CONVERTIBLE PREFERRED STOCK – CONTINUED

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

See Note 5 – Notes Payable – JMJ Agreement for additional details.

COMMON STOCK

During the three months ended March 31, 2018, the Company issued an aggregate of 1,488,021 shares of common stock with an aggregate issuance date fair value of $4,283,988 in satisfaction of debt and other liabilities. In connection with the issuances, the Company recorded a loss on settlement of $2,192,045 during the three months ended March 31, 2018.

See Note 8 – Related Parties – Letter Agreements and Note 9 – Commitments and Contingencies for additional details.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three months ended March 31, 2018 and 2017 of $2,817,314 and $167,248, respectively, which is included within compensation expense on the condensed consolidated statement of operations. As of March 31, 2018, there was no unrecognized stock-based compensation expense.

8. RELATED PARTIES

BLNK HOLDINGS TRANSFERS TO JMJ

In February 2018, prior to the closing of the Public Offering, Mr. Farkas reached an agreement with JMJ that, following the closing of the Public Offering, BLNK Holdings, an entity for which Mr. Farkas had voting power and investment power with regard to this entity’s holdings, would transfer 260,000 shares to JMJ as additional consideration for JMJ agreeing to waive its claims to $12 million as a mandatory default amount pursuant to previous agreements with the Company. This transfer took place on April 18, 2018. Prior to entering into this agreement, Mr. Farkas did not bring the matter to the entire Board for a vote. The fair value of $785,200 of the 260,000 shares of common stock that were to be transferred to JMJ by BLNK Holdings is reflected as interest expense on the Company’s condensed consolidated statements of operations during the three months ended March 31, 2018 with a corresponding credit to additional paid-in capital.

In connection with Mr. Farkas relinquishing a claim that warrants to purchase an aggregate of approximately 3,700,000 shares of common stock that were previously expired, exercised or exchanged should be replaced pursuant to his employment agreement with the Company, Mr. Farkas has requested the Board issue him 260,000 shares as reimbursement of the transfer to JMJ discussed in the previous paragraph. The Board does not believe it would be in the best interests of the Company or its shareholders to do so. As a result, the Company has not made any accrual for a settlement of this request as of March 31, 2018.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. RELATED PARTIES – CONTINUED

LETTER AGREEMENTS

On March 22, 2018, pursuant to a letter agreement dated December 6, 2017, the Company issued 886,119 shares of common stock to Mr. Farkas as compensation with an issuance date fair value of $2,534,300. On April 16, 2018, Mr. Farkas returned 2,930,596 shares of common stock to the Company which were then retired.

On March 22, 2018, pursuant to a letter agreement dated December 7, 2017, the Company issued 26,500 shares of common stock to Mr. Feintuch as compensation with an issuance date fair value of $75,790.

9. COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

Total rent expense for the three months ended March 31, 2018 and 2017 was $30,554 and $56,548, respectively, and is recorded in other operating expenses on the condensed consolidated statements of operations.

TAXES

The Company has not filed its Federal and State corporate income tax returns for the years ended December 31, 2014, 2015, 2016 and 2017. The Company has sustained losses for the years ended December 31, 2014, 2015, 2016 and 2017. The Company has determined that no tax liability, other than required minimums, has been incurred.

The Company is also delinquent in filing and, in certain instances, paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company accrued approximately $219,000 and $178,000 as of March 31, 2018 and December 31, 2017, respectively, related to this matter.

The Company is currently delinquent in remitting approximately $528,000 and $632,000 as of March 31, 2018 and December 31, 2017, respectively, of federal and state payroll taxes withheld from employees. During the year ended December 31, 2017, the Company sent two letters to the Internal Revenue Service (“IRS”) notifying the IRS of its intention to resolve the delinquent taxes upon the receipt of additional working capital. Additionally, on March 27, 2018, the Company submitted its Forms 940 and 941 for the year ended December 31, 2017 to the IRS. Subsequent to March 31, 2018, the Company paid $483,620 to the IRS and is proactively seeking settlement with the appropriate taxing authorities regarding penalties and fees.

LITIGATION AND DISPUTES

On January 31, 2018, ITT Cannon, Blink Network and the Company agreed that if the Company fails to consummate a registered public offering of its common stock, list such stock on NASDAQ and issue to ITT Cannon shares of the same class of the Company’s securities by February 28, 2018, the settlement agreement will expire. The Public Offering closed on February 16, 2018. The Company issued 47,059 shares on March 16, 2018 to ITT Cannon. This was a partial payment of the $200,000 in stock owed to ITT Cannon. On April 3, 2018 the Company issued an additional 25,669 shares to satisfy in full its obligations to ITT. As of April 16, 2018, ITT Cannon has shipped approximately 4,600-4,900 charging cables and has agreed to ship the remaining balance.

On January 8, 2018, the Company and Douglas Stein had entered into a forbearance agreement, pursuant to which Mr. Stein has agreed to forbear from any efforts to collect or enforce the judgment awarded to him as a result of a legally-entered award of arbitration. As a result, the Company has agreed to: (i) wire transfer $30,000 to Mr. Stein within three days of the effective date of this agreement; (ii) beginning on the first calendar day of each successive month following the effective date of this agreement, the Company has agreed to pay Mr. Stein $5,000 per month until the full amount of the judgment awarded to Mr. Stein ($223,168) has been satisfied, however, the full amount awarded to Mr. Stein must be paid in full no later than April 30, 2018; and (iii) provide Mr. Stein with certain financial information of the Company. On February 16, 2018, the Company paid the full amount owed to Mr. Stein.

BLINK CHARGING CO. AND SUBSIDIARIES

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

See Note 7 – Stockholders’ Equity – Common Stock for additional details.

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

Concurrent with the closing of the Public Offering, the Company was to pay the former principals of 350 Green LLC $25,000 in installment debt and $50,000 within 60 days thereafter in settlement of a $360,000 debt (inclusive of imputed interest) and the return of 8,065 of the Company’s common shares by the former principals of 350 Green LLC, in accordance with a Settlement Agreement between the parties dated August 21, 2015, resulting in a gain of $285,000. As of the date of filing, this payment has not yet been made nor the common shares returned by the former principals of 350 Green LLC.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES – CONTINUED

LIABILITY CONVERSION AGREEMENTS

See Note 7 – Stockholders’ Equity – Common Stock for additional details.

On January 31, 2018, the Company, SemaConnect Inc. (“SemaConnect”) and their legal counsel entered into an amendment to their settlement agreement dated June 23, 2017 whereby the parties agreed that, concurrent with the closing of the public offering, the Company will settle the outstanding liabilities of $153,529 by issuing shares of common stock at a price equal to 80% of the price of the shares sold in the public offering, plus an additional 1,500 shares of common stock. On March 16, 2018, the Company issued 17,595 shares of common stock with an issuance date fair value of $49,266 to SemaConnect.

On February 3, 2018, the Company and Sunrise Securities Corp. entered into a letter agreement whereby the parties agreed that, concurrent with the closing of the public offering, the Company will settle outstanding liabilities of $867,242 owed to the counterparty as follows: (i) the Company will pay $381,260 in cash out of the proceeds of the public offering; and (ii) in satisfaction of the remaining liability of $485,982, the Company will issue units, with each unit consisting of one share of restricted common stock and a warrant to purchase one share of restricted common stock at an exercise price equal to the exercise price of the warrants sold as part of the public offering, at a price equal to 80% of the per unit price in the public offering On February 16, 2018, the Company paid $375,000 in cash and on March 22, 2018, the Company issued 153,295 shares of common stock with an issuance date fair value of $438,424.

On February 3, 2018, the Company and Schafer & Weiner, PLLC (“Schafer & Weiner”) entered into a letter agreement whereby the parties agreed that, concurrent with the closing of the public offering, the Company will settle outstanding liabilities of $813,962 owed to Schafer & Weiner as follows: (i) the Company will pay $406,981 in cash out of the proceeds of the public offering; and (ii) in satisfaction of the remaining liability of $406,981, the Company will issue units, with each unit consisting of one share of restricted common stock and a warrant to purchase one share of restricted common stock at an exercise price equal to the exercise price of the warrants sold as part of the public offering, at a price equal to 80% of the per unit price in the public offering. In consideration, Schafer & Weiner agreed to return to the Company 11,503 shares of common stock of the Company. On February 16, 2018, the Company paid $406,981 in cash. On March 19, 2018, the Company issued 119,700 shares of common stock with an issuance date fair value of $345,933 to Schafer & Weiner. On April 16, 2018, Schafer and Weiner returned and the Company then retired the 11,503 shares of common stock.

On February 13, 2018, the Company and Genweb2 entered into a letter agreement whereby the parties agreed that, concurrent with the closing of the public offering, the Company will settle outstanding liabilities of $116,999 owed to Genweb2 as follows: (i) the Company will pay $48,500 in cash out of the proceeds of the public offering; and (ii) in satisfaction of the remaining liability of $48,500, the Company will issue shares of restricted common stock at a price equal to 80% of the per unit price in the public offering. On February 16, 2018, the Company paid $48,500 in cash. On March 16, 2018, the Company issued 17,132 shares of common stock with an issuance date fair value of $47,970.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. SUBSEQUENT EVENTS

OPERATING LEASE

On April 20, 2018, the Company entered into a three-year lease agreement for 3,425 square feet of office space in Miami Beach, Florida beginning June 1, 2018 and ending May 31, 2021. Monthly lease payments amount to $9,500 for a total of approximately $342,000 for the total term of the lease. The tenant and landlord have the option to cancel the contract after the first year with a 90-day written notice.

WARRANT EXERCISES

Subsequent to March 31, 2018, the Company issued an aggregate of 957,619 shares of the Company’s common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate gross proceeds of $4,069,881.

PREFERRED STOCK CONVERSION

Subsequent to March 31, 2018, JMJ elected to convert 4,368 shares of Series D Convertible Preferred Stock into 1,400,000 shares of the Company’s common stock at a conversion price of $3.12 per share.

WARRANT ISSUANCES

Subsequent to March 31, 2018, the Company issued five-year warrants to purchase an aggregate of 1,703,429 shares of common stock at an exercise price of $4.25 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (and, including its subsidiaries, “Blink” and the “Company”) as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Blink Charging. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q particularly in Item IA - Risk Factors.

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

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. As of May 11, 2018, we have approximately 14,165 charging stations deployed of which 4,690 are Level 2 commercial charging units, 113 DC Fast Charging EV chargers and 1,976 residential charging units in service on the Blink Network. Additionally, we currently have approximately 436 Level 2 commercial charging units on other networks and there are also approximately an additional 6,950 non-networked, residential Blink EV charging stations. The non-networked, residential Blink EV charging stations are all partner owned.

As reflected in our unaudited condensed consolidated financial statements as of March 31, 2018, we had cash, working capital and an accumulated deficit of $9,946,654, $2,212,757 and $154,231,190, respectively. During the three months ended March 31,2018, we generated net income of $2,204,088, but a loss from operations of $3,801,939. Subsequent to March 31, 2018, we issued an aggregate of 957,619 shares of common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate gross proceeds of $4,069,881.

Consolidated Results of Operations

Three Months Ended March 31, 2018 Compared With Three Months Ended March 31, 2017

Revenues

Total revenue for the three months ended March 31, 2018 remained relatively flat at $595,920 compared to $595,620 during the three months ended March 31, 2017.

Charging service revenue company-owned charging stations was $305,747 for the three months ended March 31, 2018 compared to $267,874 for the three months ended March 31, 2017, an increase of $37,873, or 14%. The increase is attributable to a larger number of charging stations in the network as compared to the 2017 period.

Total revenue from warranty revenue and network fees was $87,653 for the three months ended March 31, 2018, compared to $84,087 the three months ended March 31, 2017 a slight increase of $3,566, or 4%.

Revenue from product sales was $135,760 for the three months ended March 31, 2018 compared to $153,587 during the three months ended March 31, 2017, a decrease of $17,827 or 12%. This decrease is attributable to lower volume of residential and commercial units as compared to the 2017 period.

Grant and rebate revenue was $16,231 during the three months ended March 31, 2018, compared to $32,810 during the three months ended March 31, 2017, a decrease of $16,579 or 51%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The ability to secure grant revenues is typically unpredictable and, therefore, uncertain. We have not recently received any new grants and, as a result, the 2018 revenue is related to the amortization of previous years’ grants.

Other revenue decreased by $6,733 to $50,529 for the three months ended March 31, 2018 as compared to $57,262 for the three months ended March 31, 2017. The decrease was primarily attributable to a decrease of $6,733 in charging revenue from host-owned stations as a result of property owners converting their charging stations from host-owned to company-owned.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, repairs and maintenance, electricity reimbursements and revenue share payments to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the three months ended March 31, 2018 were $424,099 as compared to $432,407 for the three months ended March 31, 2017, a decrease of $8,308 or 2%.

This is primarily attributable to an increase in host provider fees of $53,958 or 99% to $108,405 during the three months ended March 31, 2018 as compared to $54,447 during the three months ended March 31, 2017. This increase is a result of more recent company owned charger station installations having higher revenue share obligations to hosts during the three months ended March 31, 2018 as compared to the 2017 period.

Warranty and repairs and maintenance costs increased by $44,580, or 233%, to $63,728 during the three months ended March 31, 2018 from $19,148 during the three months ended March 31, 2017. This was primarily attributable to an increase in volume of warranty work performed during the three months ended March 31, 2018 as compared to the 2017 period.

Network costs decreased by $74,656 or 53% to $66,928 during the three months ended March 31, 2018 as compared to $141,584 during the three months ended March 31, 2017. This decrease is attributed to renegotiated contracts with service providers.

Depreciation and amortization expense declined by $34,409 or $31% to $77,744 for the three months ended March 31, 2018 as compared to $112,153 for the three months ended March 31, 2017, as some underlying assets became fully depreciated during 2018.

There is a degree of variability in our gross margins related to charging services revenues from period to period primarily due to (i) the mix of revenue share payment arrangements, (ii) electricity reimbursements, and (iii) the costs of maintaining charging stations not currently in operation.

Any variability in our gross margins related to equipment sales depends on the mix of products sold. Accordingly, the cost of product sales decreased by $14,979 to $63,533 during the three months March 31, 2017 as compared to $78,512 during 2017 due to decrease in the volume of residential and commercial units sold in 2018.

Operating Expenses

Compensation expense increased by $2,691,279, or 270%, from $997,357 (consisting of approximately $0.8 million of cash compensation and approximately $0.2 million of non-cash compensation) for the three months ended March 31, 2017 to $3,688,636 (consisting of approximately $0.9 million of cash compensation and approximately $2.8 million of non-cash compensation) for the three months ended March 31, 2018. The increase is attributable to an increase in non-cash compensation of $2.6 million due to common stock awards to the Executive Chairman and the Chief Operating Officer. This is partially offset by a decrease in commissions, consulting, and other payroll expenses of $182,631 due to a reduction in head count in 2017.

Other operating expenses decreased by $58,986, or 24%, from $242,941 for the three months ended March 31, 2017 to $183,955 for the three months ended March 31, 2018. The decrease was primarily attributable to a decrease in business insurance costs of $25,476 to $30,367 during the three months March 31, 2018 from $55,844 during the three months ended March 31, 2017. Additionally, there was a decrease in rent expense of $25,994 to $30,554 during the three months ended March 31, 2018 from $56,549 during the three months ended March 31, 2017 due to our move to smaller spaces in both Arizona and Florida.

General and administrative expenses decreased by $212,539, or 68%, from $313,708 for the three months ended March 31, 2017 to $101,169 for the three months ended March 31, 2018. The decrease was primarily due to a decrease in professional and legal fees of $215,074 to $24,374 during the three months ended March 31, 2018 compared to $240,248 during the three months ended March 31, 2017 as a result of our focus on the Public Offering during 2018 and legal costs incurred in conjunction therewith are charged against Offering proceeds. This was partially offset by an increase in credit card processing fees of $21,318 to $43,687 during the three months ended March 31, 2018 compared to $22,367 during the three months ended March 31, 2017.

Other Income (Expense)

Other income (expense) increased by $7,412,966 from ($1,406,939) for the three months ended March 31, 2017 to $6,006,027 for the three months ended March 31, 2018. During the three months ended March 31, 2018, we settled approximately $17.8 million of obligations to JMJ with the issuance of Series D Convertible Preferred Stock, which resulted in a gain of approximately $5.8 million. Additionally, we realized a decrease in the change in fair value of warrant liabilities of $3,488,887 to $3,024,598 during the three months ended March 31, 2018 compared to ($464,289) during the three months ended March 31, 2017 as a result of warrant holders exchanging their warrants for equity. During the three months ended March 31, 2018 we recorded a gain on the settlement of accounts payable of $920,352 which increased by $896,424 from $23,928 during the three months ended March 31, 2017 period. This increase was due to liabilities being settled pursuant to agreements contingent upon the closing of our public offering on February 16, 2018. These items were offset by a loss on settlement of liabilities for equity of approximately $2.2 million as well as a charge of $785,200 related to a contribution of capital by the Executive Chairman during the three months ended March 31, 2018.

Net Income (Loss)

Our net income (loss) for the three months ended March 31, 2018 increased by $5,301,820, or 171%, to $2,204,088 as compared to ($3,097,732) for the three months ended March 31, 2017. The increase was primarily attributable to an increase in other income (expenses) of $7,412,966. Our net loss attributable to common shareholders for the three months ended March 31, 2018 increased by 18,010,011, or 467%, from $3,852,632 to $21,862,643 for the aforementioned reasons and due to an increase in the dividend attributable to Series C Convertible Preferred shareholders of $607,800 as well as the deemed dividend attributable to the immediate accretion of the beneficial conversion feature related to the Series B and C Convertible Preferred Stock of $23,458,931.

Liquidity and Capital Resources

During the three months ended March 31, 2018, we financed our activities from proceeds derived from debt and equity financing. A significant portion of the funds raised from the sale of capital stock have been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the three months ended March 31, 2018 and 2017, we used cash of $4,814,971 and $783,135, respectively, in operations. Our cash use for the three months ended March 31, 2018 was primarily attributable to our net income of $2,204,088, adjusted for net non-cash income in the aggregate amount of $3,173,205, and $3,845,854 of net cash used in changes in the levels of operating assets and liabilities. Our cash use for the three months ended March 31, 2017 was primarily attributable to our net loss of $3,097,732, adjusted for net non-cash expenses in the aggregate amount of $1,477,377, partially offset by $837,220 of net cash provided by changes in the levels of operating assets and liabilities.

During the three months ended March 31, 2018, cash used in investing activities was $21,499, which was used to purchase charging stations and other fixed assets. Net cash used in investing activities was $206 during the three months ended March 31, 2017, which was used to purchase charger cables.

Net cash provided by financing activities for the three months ended March 31, 2018 was $14,597,973, of which, $16,243,055 was attributable to the proceeds from the sale of common stock and warrants in our public offering, reduced by issuance costs related to the public offering of $1,190,082 that were paid by us during the period. In addition, $305,000 was provided in connection with the issuances of notes payable, offset by the repayment of notes payable of $760,000. Net cash provided by financing activities for the three months ended March 31, 2017 was $780,431, of which $805,100 was provided in connection with the issuance of convertible notes payable and $47,567 was provided in connection with proceeds from the issuance of notes payable to a related party, partially offset by $24,720 of payment of future offering costs, $39,000 of payment of debt issuance costs, repayment of notes payable of $3,604 and $4,912 of net cash used in connection with bank overdrafts.

Through March 31, 2018, we incurred an accumulated deficit since inception of $154,231,190. As of March 31, 2018, we had cash and working capital of $9,946,654 and $2,212,757, respectively. During the three months ended March 31, 2018, we generated net income of $2,204,088, but a loss from operations of $3,801,939.

There has been no material change in the planned use of proceeds from the Public Offering as described in our Prospectus. Approximately $4.4 million was to be used for the repayment of certain debt and other obligations, of which, as of March 27, 2018, approximately $3.8 million, has been paid. The remaining amount will be used as follows:

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
(3)	Approximately $3.0 million to add additional staff in the areas of finance, sales, customer support, and engineering; and
(4)	The remainder for working capital and other general corporate purposes

Subsequent to March 31, 2018, we issued an aggregate of 957,619 shares of common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate gross proceeds of $4,069,881.

We believe our current cash on hand is sufficient to meet our obligations, operating and capital requirements for at least the next twelve months from the date of this filing. Thereafter, we will need to raise further capital, through the sale of additional equity or debt securities, or other debt instruments to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. There is also no assurance that the amount of funds we might raise will enable us to complete our development initiatives or attain profitable operations. If we are unable to obtain additional financing on a timely basis, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations and liquidate.

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

Public Offering and Nasdaq Uplisting

On February 16, 2018, we closed our underwritten public offering (the “Public Offering”) of an aggregate 4,353,000 shares of our common stock and warrants to purchase 8,706,000 shares of common stock at a combined public offering price of $4.25 per unit comprised of one share and two warrants. The Public Offering resulted in approximately $18.5 million of gross proceeds, less underwriting discounts and commissions and other offering expenses of approximately $3.6 million, a portion of which is included within deferred public offering costs on the balance sheet as of December 31, 2017, for aggregate net proceeds of approximately $14.9 million. The common stock and warrants were approved to list on the Nasdaq Capital Market under the symbols BLNK and BLNKW, respectively, and began trading on February 14, 2018.

Each warrant is exercisable for five years from issuance and has an exercise price equal to $4.25 per share. We granted the Public Offering’s underwriters a 45-day option to purchase up to an additional 652,950 shares of common stock and/or warrants to purchase 1,305,900 shares of common stock to cover over-allotments, if any. In connection with the closing of the Public Offering, the underwriters partially exercised their over-allotment option and purchased additional warrants to purchase 406,956 shares of common stock at an exercise price of $4.25 per share for aggregate gross proceeds of $4,070, or $0.01 per warrant. The 45-day option expired on April 2, 2018.

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

On May 7, 2018, JMJ elected to convert 4,368 shares of Series D Convertible Preferred Stock into 1,400,000 shares of the Company’s common stock at a conversion price of $3.12 per share. The Company issued the shares on May 10, 2018.

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

Issuances of Securities

In connection with the closing of the Public Offering, and pursuant to obligations previously incurred by the Company, on March 16, 19, 22, and 27, 2018 and on April 9, 2018, the Company issued a total of 12,305,228 restricted shares of Common Stock and 1,703,429 five-year warrants to purchase shares of its common stock, to approximately seventy (70) individuals or entities (the “Securities Issuance”). Details of the Securities Issuance are described below.

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

The Company issued to Mr. Michael J. Calise, the Company’s Chief Executive Officer, 10,269 restricted shares of the Company’s Common Stock. The shares were issued in settlement and consideration of services rendered during the period of April 1, 2016 through March 31, 2017. The 20,538 five-year warrants to purchase Common Stock with an exercise price of $4.25 were issued to Mr. Calise on April 9, 2018 in settlement and consideration of services rendered during the period of April 1, 2016 through March 31, 2017.

9,440 shares were issued to Mr. Andy Kinard, the Company’s former President, in settlement and consideration of services rendered during the period of April 1, 2016 through March 31, 2017. The 18,880 five-year warrants to purchase Common Stock with an exercise price of $4.25 were issued to Mr. Kinard on April 9, 2018 in settlement and consideration of services rendered during the period of April 1, 2016 through March 31, 2017.

68,150 warrants to purchase shares of Common Stock were issued to Mr. Donald Engel, a member of the Company’s Board of Directors pursuant to an agreement with the Company.

107,143 warrants to purchase shares of Common Stock were issued to Shapiro Ventures LLC, a limited liability company controlled by Mr. Andrew Shapiro, a member of the Company’s Board of Directors, pursuant to an agreement with the Company.

46,655 shares of Common Stock were issued as payment of a total of $153,529 to both SemaConnect Inc. and their legal counsel pursuant to the Settlement Agreement dated June 23, 2017.

Pursuant to a Confidential Settlement Agreement between the Company and ITT Cannon, LLC, dated May 17, 2017, the Company owed $200,000 to ITT Cannon which was to be paid entirely in the form of shares of Common Stock. On March 16, 2018, the Company issued 47,059 shares of Common Stock to ITT Cannon as partial payment of this $200,000 in stock. On March 30, 2018 the Company issued an additional 25,669 shares to satisfy in full its obligations to ITT.

74,753 shares of Common Stock were issued as payment of $221,009 owed to BLNK Holdings, in principal and interest pursuant to a Conversion Agreement between the Company and BLNK Holdings, dated August 23, 2017.

73,529 shares of Common Stock were issued to JMJ as repayment of a $250,000 advance pursuant to a Letter Agreement between the Company and the counterparty, dated February 1, 2018. The 147,058 five-year warrants to purchase Common Stock with an exercise price of $4.25 were issued to JMJ on April 9, 2018 pursuant to that same Letter Agreement.

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

119,700 shares of Common Stock were issued to Schafer & Weiner, PLLC as part of a repayment of a $406,981.47 debt pursuant to a Letter Agreement between the Company and the counterparty. The 239,400 five-year warrants to purchase Common Stock with an exercise price of $4.25 were issued to Schafer & Weiner, PLLC on April 9, 2018 to satisfy the Company’s obligations pursuant to that same Letter Agreement.

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

On April 9, 2018, 780,432 warrants to purchase shares of Common Stock were issued to Mr. Michael D. Farkas (a) in settlement and consideration of services rendered to the Board during the period of April 1, 2016 through March 31, 2017; (b) as payment of $712,500 owed to Mr. Farkas for the period of December 1, 2015 through May 31, 2017 pursuant to the Third Amendment to Executive Employment Agreement between the Company and Mr. Farkas, dated June 15, 2017 (the “Third Amendment”) and pursuant to a Conversion Agreement between the Company and Mr. Farkas, dated August 23, 2017; (c) as payment of $375,000 owed to Mr. Farkas for accrued commissions on hardware sales and revenue from charging stations for the period of November 2015 through March 2017 pursuant to the Third Amendment ; (d) as payment of $145,334 owed to Mr. Farkas for accrued commissions on hardware sales and revenue from charging stations for the period of April 2017 through February 13, 2018 pursuant to an oral agreement between the Company and Mr. Farkas (the “Farkas Oral Agreement”). The Farkas Oral Agreement was reached pursuant to Section 7(B) of the Third Amendment.

In total 1,776,335 restricted shares of the Company’s Common Stock and 780,432 warrants to purchase shares of Common Stock were issued to Mr. Farkas.

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

On April 9, 2018, 34,974 warrants to purchase shares of Common Stock were issued to Mr. Ira Feintuch, the Company’s Chief Operating Officer, as payment of (a) $43,555 owed to Mr. Feintuch which represents 25% of the accrued commissions on hardware sales and revenue from charging stations for the period of November 2015 through March 2017 owed to Mr. Feintuch pursuant to the compensation agreement between the Company and Mr. Feintuch, dated June 16, 2017 (the “Compensation Agreement”) and; (b) $15,902 owed to Mr. Feintuch which represents 25% of the accrued commissions on hardware sales and revenue from charging stations for the period of April 2017 through February 13, 2018 owed to Mr. Feintuch pursuant to an oral agreement between the Company and Mr. Feintuch (the “Feintuch Oral Agreement”). The Feintuch Oral Agreement was reached pursuant to Section 3(B) of the Compensation Agreement.

In total 93,987 restricted shares of the Company’s Common Stock and 34,974 warrants to purchase shares of Common Stock were issued to Mr. Feintuch.

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

Share Cancellation

Pursuant to the December 6, 2017 letter agreement, on April 13, 2018, Mr. Farkas cancelled 2,930,596 shares of Common Stock on behalf of FGI (the “FGI Cancellation”).

On February 3, 2018, the Company and Schafer entered into a letter agreement (the “Schafer Letter Agreement”) whereby the parties agreed that, concurrent with the closing of the Public Offering, Schafer would return to the Company 11,503 shares of Common Stock (post-reverse stock split effected on August 29, 2017) of the Company. On April 13, 2018, Schafer cancelled 11,503 shares of Common Stock (the “Schafer Cancellation”, together with the FGI Cancellation, the “Share Cancellation”).

Critical Accounting Policies

For a description of our critical accounting policies, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our Chief Executive Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below, which were identified as of December 31, 2017 in the normal course and continued to exist as of March 31, 2018:

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

Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 will require management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to revenue recognition for the quarter ended March 31, 2018. These changes include updated accounting policies affected by ASC 606, redesigned internal controls over financial reporting related to ASC 606, expanded data gathering to comply with the additional disclosure requirements, and ongoing contract review requirements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

Concurrent with the closing of the Public Offering, the Company was to pay the former principals of 350 Green LLC $25,000 in installment debt and $50,000 within 60 days thereafter in settlement of a $360,000 debt (inclusive of imputed interest) in accordance with a Settlement Agreement between the parties dated August 21, 2015 resulting in a gain of $285,000. As of May 11, 2018, this payment has not yet been made.

LITIGATION UPDATES

On July 28, 2015, a Notice of Arbitration was received stating ITT Cannon has a dispute with Blink Network for the manufacturing and purchase of approximately 6,500 charging cables by Blink Network, which had not taken delivery or made payment on the contract price of $737,425. ITT Cannon also seeks to be paid the cost of attorney’s fees as well as punitive damages. On June 13, 2017, as amended on November 27, 2017, Blink Network and ITT Cannon agreed to a settlement agreement under which the parties agreed to the following: (a) the Blink Network purchase order dated May 7, 2014 for approximately 6,500 charging cables is terminated, cancelled and voided; (b) three (3) business days following the closing date of a public offering of the Company’s securities and listing of such securities on NASDAQ, the Company shall issue to ITT Cannon shares of the same class of the Company’s securities with an aggregate value of $200,000 (which was accrued at September 30, 2017); and (c) within seven (7) calendar days of the valid issuance of the shares in item (b) above, ITT Cannon shall ship and provide the remaining approximately 6,500 charging cables to Blink Network and dismiss the arbitration without prejudice. On January 31, 2018, ITT Cannon, Blink Network and the Company agreed that if the Company fails to consummate a registered public offering of its common stock, list such stock on NASDAQ and issue to ITT Cannon shares of the same class of the Company’s securities by February 28, 2018, the settlement agreement will expire. The Public Offering closed on February 16, 2018. The Company issued 47,059 shares on March 16, 2018. This was a partial payment of the $200,000 in stock owed to ITT Cannon. On March 30, 2018 the Company has issued an additional 25,669 shares to satisfy in full its obligations to ITT. As of May 11, 2018, ITT Cannon has shipped approximately 4,600-4,900 charging cables and has agreed to ship the remaining balance shortly thereafter.

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

On July 21, 2017, as amended on February 26, 2018, the Company was served with a complaint from Zwick and Banyai PLLC and Jack Zwick for a breach of a written agreement and unjust enrichment for failure to pay invoices in the aggregate of amount $53,069 for services rendered, plus interest and costs, which has been accrued as of March 31, 2018.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K which was filed with the SEC on April 17, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There have been no unregistered sales of equity securities that have not been previously disclosed in a Current Report on Form 8-K or the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

1.1	Underwriting Agreement dated February 13, 2018 by and among Blink Charging Co. and Joseph Gunnar & Co., LLC as representative of the several underwriters named therein.	8-K	1.1	02/14/2018
3.1	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.2	Certificate of Designation for Series C Convertible Preferred Stock, as amended through January 8, 2018.	10-K	3.5	04/17/2018
3.6	Certificate of Designations for Series D Preferred Stock	8-K	3.1	02/21/2018
4.1	Warrant Agency Agreement by and between the Company and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering	8-K	4.1	02/21/2018
4.2	Form of Warrant Dated April 9, 2018	8-K	4.1	04/18/2018
10.1	Amendment #1 to Conversion Agreement between the Company and Michael D. Farkas, dated January 4, 2018.	S-1/A	10.59	01/10/2018
10.2	Amendment #1 to Conversion Agreement between the Company and BLNK Holdings LLC, dated January 4, 2018.	S-1/A	10.60	01/10/2018
10.3	Amendment #1 to Equity Agreement between Michael Farkas and the Company, dated January 4, 2018.	S-1/A	10.61	01/10/2018
10.4	Amendment #1 to Equity Agreement between Ira Feintuch and the Company, dated January 4, 2018.	S-1/A	10.61	01/10/2018
10.5	Amendment #2 to Lockup, Conversion, and Additional Investment Agreement with JMJ Financial, dated January 4, 2018	S-1/A	10.63	01/10/2018

10.6	Amendment #3 to Lockup, Conversion, and Additional Investment Agreement Addendum to the Transaction Documents Dated October 7, 2016	S-1/A	10.64	02/05/2018
10.7	Amendment #4 to Lockup, Conversion, and Additional Investment Agreement Addendum to the Transaction Documents Dated October 7, 2016	S-1/A	10.65	02/09/2018
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance.	X
101.XSD	XBRL Schema.	X
101.PRE	XBRL Presentation.	X
101.CAL	XBRL Calculation.	X
101.DEF	XBRL Definition.	X
101.LAB	XBRL Label.	X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2018	BLINK CHARGING CO

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Executive Chairman (Principal Executive Officer)

