Form 10-Q
period 2018-06-30
Blink Charging Co.
filed 2018-08-13
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-38392

BLINK CHARGING CO.

(Exact name of registrant as specified in its charter)

Nevada	03-0608147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

407 Lincoln Road
Miami Beach, Florida	33139-3024
(Address of principal executive offices)	(Zip Code)

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

As of August 9, 2018, the registrant had 24,675,602 shares of common stock outstanding.

BLINK CHARGING CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)

Assets

Current Assets:
Cash	$23,996,609	$185,151
Accounts receivable and other receivables, net	275,931	227,918
Inventory, net	181,859	247,466
Prepaid expenses and other current assets	234,695	108,352

Total Current Assets	24,689,094	768,887
Property and equipment, net	334,525	376,920
Intangible assets, net	101,009	106,167
Deferred public offering costs	-	1,367,730
Other assets	1,053,402	67,309

Total Assets	$26,178,030	$2,687,013

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities:
Accounts payable	$1,591,068	$4,228,073
Accrued expenses	2,400,822	23,135,344
Accrued issuable equity	2,347,469	2,939,906
Derivative liabilities	51,405	3,448,390
Current portion of convertible notes payable	-	50,000
Convertible notes payable - related party	-	747,567
Notes payable	337,966	597,966
Current portion of deferred revenue	377,715	383,771

Total Current Liabilities	7,106,445	35,531,017

Convertible notes payable, non-current portion, net of debt discount of $0 and $499,435 as of June 30, 2018 and December 31, 2017, respectively	-	3,200,096
Deferred revenue, non-current portion	23,044	50,283

Total Liabilities	7,129,489	38,781,396

Series B Convertible Preferred Stock, 10,000 shares designated, 0 and 8,250 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	825,000

Commitments and contingencies

Stockholders’ Equity (Deficiency):
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 0 and 11,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	11,000
Series C Convertible Preferred Stock, 250,000 shares designated, 0 and 229,551 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	230
Series D Convertible Preferred Stock, 13,000 shares designated, 7,637 and 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	8	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 24,699,131 and 5,523,673 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	24,699	5,524
Additional paid-in capital	174,487,809	119,499,141
Accumulated deficit	(155,463,975)	(156,435,278)

Total Stockholders’ Equity (Deficiency)	19,048,541	(36,919,383)

Total Liabilities and Stockholders’ Equity (Deficiency)	$26,178,030	$2,687,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues:
Charging service revenue - company-owned charging stations	$301,350	$244,931	$607,097	$512,805
Product sales	142,839	56,957	278,599	210,544
Grant and rebate revenue	45,107	84,331	61,338	117,141
Warranty revenue	33,957	31,855	64,359	66,704
Network fees	56,034	59,492	113,285	108,730
Other	45,131	55,408	95,660	112,670

Total Revenues	624,418	532,974	1,220,338	1,128,594

Cost of Revenues:
Cost of charging services - company-owned charging stations	79,060	38,115	122,821	64,678
Host provider fees	97,327	92,938	205,732	147,385
Cost of product sales	39,287	162,659	102,820	241,171
Network costs	77,297	73,310	144,225	214,894
Warranty and repairs and maintenance	86,001	(76,244)	149,729	(57,096)
Depreciation and amortization	74,671	99,271	152,415	211,424
Total Cost of Revenues	453,643	390,049	877,742	822,456

Gross Profit	170,775	142,925	342,596	306,138

Operating Expenses:
Compensation	1,131,179	2,013,680	4,819,815	3,011,037
Other operating expenses	493,037	210,762	676,992	453,703
General and administrative expenses	381,350	238,375	482,519	552,083
Lease termination costs	-	-	-	300,000

Total Operating Expenses	2,005,566	2,462,817	5,979,326	4,316,823

Loss From Operations	(1,834,791)	(2,319,892)	(5,636,730)	(4,010,685)

Other Income (Expense)
Interest expense	(8,533)	(218,288)	(113,516)	(358,949)
Interest expense - related party share transfer (see Note 8)	-	-	(785,200)	-
Amortization of discount on convertible debt	-	(1,097,777)	(528,929)	(1,712,678)
Loss on disposal of property and equipment	(12,698)	-	(12,698)	-
Gain on settlement of accounts payable, net	-	-	920,352	23,928
Loss on settlement reserve	-	(350,588)	(127,941)	(525,588)
Change in fair value of derivative and other accrued liabilities	623,237	(316,504)	3,647,835	(780,793)
Loss on settlement of liabilities for equity	-	-	(2,192,045)	-
Loss on deconsolidation of 350 Green	-	(97,152)	-	(97,152)
Gain on settlement of liabilities to JMJ for equity	-	-	5,800,175	-
Non-compliance penalty for SEC registration requirement	-	(15,966)	-	(51,982)

Total Other Income (Expense)	602,006	(2,096,275)	6,608,033	(3,503,214)

Net (Loss) Income	(1,232,785)	(4,416,167)	971,303	(7,513,899)
Dividend attributable to Series C shareholders	-	(790,900)	(607,800)	(1,545,800)
Deemed dividend	-	-	(23,458,931)	-
Net Loss Attributable to Common Shareholders	$(1,232,785)	$(5,207,067)	$(23,095,428)	$(9,059,699)

Net Loss Per Share - Basic and Diluted	$(0.05)	$(3.21)	$(1.45)	$(5.61)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	23,229,166	1,621,858	15,891,388	1,615,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)

For the Six Months Ended June 30, 2018

(unaudited)

											Total
	Convertible Preferred Stock								Additional		Stockholders’
	Series A		Series C		Series D		Common Stock		Paid-In	Accumulated	(Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2018	11,000,000	$11,000	229,551	$230	-	$-	5,523,673	$5,524	$119,499,141	$(156,435,278)	$(36,919,383)

Common stock and warrants issued in public offering [1]	-	-	-	-	-	-	4,353,000	4,353	14,876,462	-	14,880,815

Common stock issued upon conversion of Series A convertible preferred stock	(11,000,000)	(11,000)	-	-	-	-	550,000	550	10,450	-	-

Common stock issued in satisfaction of Series B convertible preferred stock	-	-	-	-	-	-	223,235	223	824,777	-	825,000

Common stock issued upon conversion of Series C convertible preferred stock	-	-	(254,557)	(255)	-	-	9,111,644	9,112	(8,857)	-	-

Common stock issued upon conversion of Series D convertible preferred stock	-	-	-	-	(4,368)	(4)	1,400,000	1,400	(1,396)	-	-

Series D convertible preferred stock issued in satisfaction of liabilities	-	-	-	-	12,005	12	-	-	12,004,988	-	12,005,000

Common stock issued in partial satisfaction of debt and other liabilities	-	-	-	-	-	-	1,513,690	1,513	4,352,475	-	4,353,988

Warrants reclassified from derivative liabilities	-	-	-	-	-	-	-	-	36,445	-	36,445

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	-	-	(607,800)		(607,800)
Payment of dividends in kind	-	-	25,006	25	-	-	-	-	2,500,575	-	2,500,600

Proceeds from exercise of warrants	-	-	-	-	-	-	4,033,660	4,034	17,139,022	-	17,143,056

Stock-based compensation	-	-	-	-	-	-	932,328	932	2,664,343	-	2,665,275

Return and retirement of common stock	-	-	-	-	-	-	(2,942,099)	(2,942)	2,942	-	-

Warrants issued in satisfaction of accrued issuable equity	-	-	-	-	-	-	-	-	409,042	-	409,042

Beneficial conversion feature of Series B and C convertible preferred stock	-	-	-	-	-	-	-	-	23,458,931	-	23,458,931

Deemed dividend related to immediate accretion of beneficial conversion of Series B and C convertible preferred stock	-	-	-	-	-	-	-	-	(23,458,931)	-	(23,458,931)

Contribution of capital - related party share transfer (see Note 8)	-	-	-	-	-	-	-	-	785,200	-	785,200

Net income	-	-	-	-	-	-	-	-	-	971,303	971,303

Balance - June 30, 2018	-	$-	-	$-	7,637	$8	24,699,131	$24,699	$174,487,809	$(155,463,975)	$19,048,541

[1] Includes gross proceeds of $18,504,320, less issuance costs of $3,623,505.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended
	June 30,
	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$971,303	$(7,513,899)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	169,871	229,510
Accretion of interest expense	-	215,957
Amortization of discount on convertible debt	528,929	1,712,678
Change in fair value of derivative and other accrued liabilities	(3,647,835)	780,793
Provision for bad debt	56,981	19,848
Loss on settlement reserve	127,941	-
Loss on settlement of liabilities for equity	2,192,045	-
Gain on settlement of liabilities to JMJ for equity	(5,800,175)	-
Interest expense - related party share transfer (see Note 8)	785,200	-
Gain on settlement of accounts payable, net	(920,352)	(23,928)
Loss on deconsolidation of 350 Green	-	97,152
Loss on disposal of property and equipment	12,698	-
Non-compliance penalty for SEC registration requirement	-	51,982
Non-cash compensation:
Common stock	2,838,808	446,013
Options	-	110,201
Warrants	114,069	532,717
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(104,994)	(103,691)
Inventory	93,303	163,766
Prepaid expenses and other current assets	(126,343)	(16,173)
Other assets	(986,093)	25,421
Accounts payable and accrued expenses	(4,167,108)	1,886,908
Deferred revenue	(33,295)	(171,273)

Total Adjustments	(8,866,350)	5,957,881

Net Cash Used in Operating Activities	(7,895,047)	(1,556,018)

Cash Flows From Investing Activities
Purchases of property and equipment	(34,524)	(206)

Net Cash Used In Investing Activities	(34,524)	(206)

Cash Flows From Financing Activities

Proceeds from sale of common stock in public offering [1]	16,243,055	-
Payment of public offering costs	(1,190,082)	-
Payments of deferred offering costs	-	(38,263)
Payments of debt issuance costs	-	(87,823)
Bank overdrafts, net	-	84,144
Proceeds from issuance of convertible note payable	-	1,500,100
Proceeds from exercise of warrants	17,143,056	-
Proceeds from issuance of notes payable to non-related party	55,000	-
Proceeds from advance from a related party	250,000	97,567
Repayment of notes and convertible notes payable	(760,000)	(4,815)

Net Cash Provided by Financing Activities	31,741,029	1,550,910

Net Increase (Decrease) In Cash	23,811,458	(5,314)

Cash - Beginning of Period	185,151	5,898

Cash - End of Period	$23,996,609	$584

[1] Includes gross proceeds of $18,504,320, less issuance costs of $2,261,265 deducted directly from the offering proceeds.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows -- Continued

(unaudited)

	For The Six Months Ended
	June 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$14,278	$44
Non-cash investing and financing activities:
Common stock issued in partial satisfaction of debt and other liabilities	$4,353,988	$-
Reduction of additional paid-in capital for public offering issuance costs that were previously paid	$(172,158)	$-
Common stock issued upon conversion of Series A convertible preferred stock	$11,000	$-
Common stock issued in satisfaction of Series B convertible preferred stock	$825,000	$-
Common stock issued upon conversion of Series C convertible preferred stock	$255	$-
Common stock issued upon conversion of Series D convertible preferred stock	$4	$-
Issuance of common stock for services previously accrued	$-	$181,925
Warrants issued in satisfaction of accrued issuable equity	$409,042	$-
Return and retirement of common stock	$2,942	$-
Warrants reclassified from derivative liabilities	$36,445	$-
Accrual of contractual dividends on Series C Convertible Preferred Stock	$607,800	$1,545,800
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$2,500,600	$1,905,000
Issuance of Series C Convertible Preferred Stock in satisfaction of public information fee	$-	$3,023,500
Issuance of Series C Convertible Preferred Stock in satisfaction registration rights penalty	$-	$1,245,500
Accrual of warrant obligation in connection with issuance of notes payable	$-	$5,016
Transfer of inventory to property and equipment	$(27,696)	$(25,707)
Accrual of deferred public offering costs	$-	$354,533
Issuance or accrual of common stock, warrants and embedded conversion options as debt discount in connection with the issuance of notes payable	$-	$1,382,224
Series D convertible preferred stock issued in satisfaction of liabilities	$12,005,000	$-

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

Blink’s principal line of products and services is its Blink EV charging network (the “Blink Network”) and EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and EV-related services. The Blink Network is a proprietary cloud-based software that operates, maintains, and tracks all of the Blink EV charging stations and the associated charging data. The Blink Network provides property owners, managers, and parking companies (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations, payment processing, and provides EV drivers with vital station information including station location, availability, and applicable fees.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2018 and for the three and six months then ended. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) as part of the Company’s Annual Report on Form 10-K on April 17, 2018, as amended on May 10, 2018.

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

LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2018, the Company had cash, working capital and an accumulated deficit of $23,996,609, $17,582,649 and $155,463,975, respectively. During the three and six months ended June 30, 2018, the Company had net (loss) income of $(1,232,785) and $971,303, respectively, but a loss from operations of $1,834,791 and $5,636,730, respectively. The Company has not yet achieved profitability from operations.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

LIQUIDITY AND FINANCIAL CONDITION - CONTINUED

On February 16, 2018, the Company closed its underwritten public offering of an aggregate 4,353,000 shares of the Company’s common stock and warrants to purchase an aggregate of 8,706,000 shares of common stock at a combined public offering price of $4.25 per unit comprised of one share and two warrants. The Public Offering resulted in $18,504,320 and $14,880,815 of gross and net proceeds, respectively, including underwriting discounts, commissions and other offering expenses of $3,623,505, which was recorded as a reduction of additional paid-in capital. Furthermore, during the six months ended June 30, 2018, the Company issued an aggregate of 4,033,660 shares of the Company’s common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate gross proceeds of $17,143,056. See Note 8 – Stockholders’ Equity – Public Offering and Warrant Issuances for additional details.

The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least twelve months from the issuance date of these financial statements. Thereafter, the Company may need to raise further capital through the sale of additional equity or debt securities or other debt instruments to support its future operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the consolidated financial statements. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. As of June 30, 2018, the Company had cash balances in excess of FDIC insurance limits of $23,730,827.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION - CONTINUED

The Company recognizes revenue primarily from five different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Warranty revenue – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term.
●	Network fees – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized at the point when a particular charging session is completed.

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenues - Recognized at a Point in Time
Charging service revenue - company-owned charging stations	$301,350	$244,931	$607,097	$512,805
Product sales	142,839	56,957	278,599	210,544
Other	45,131	55,408	95,660	112,670
Total Revenues - Recognized at a Point in Time	489,320	357,296	981,356	836,019

Revenues - Recognized Over a Period of Time:
Warranty revenue	33,957	31,855	64,359	66,704
Network fees	56,034	59,492	113,285	108,730
Total Revenues - Recognized Over a Period of Time	89,991	91,347	177,644	175,434

Total Revenue Under ASC 606	$579,311	$448,643	$1,159,000	$1,011,453

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

As of June 30, 2018, the Company had $281,255 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of June 30, 2018. The Company expects to satisfy its remaining performance obligations for network fees and warranty revenue and recognize the revenue within the next twelve months.

During the three and six months ended June 30, 2018, the Company recognized approximately $75,000 and $170,000, respectively, of revenues related to network fees, warranty contracts, and product sales, which was included in deferred revenues as of December 31, 2017.

During the three and six months ended June 30, 2018, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods. The Company has elected not to disclose information about remaining performance obligations pertaining to contracts with an original expected length of one year or less, as permitted under the guidance.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION - CONTINUED

Grants and rebates pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the three and six months ended June 30, 2018, the Company recorded $45,107 and $61,338, respectively, related to grant and rebate revenue. During the three and six months ended June 30, 2017, the Company recorded $84,331 and $117,141, respectively, related to grant and rebate revenue.

CONCENTRATIONS

There were no revenue concentrations during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, revenues generated from one customer represented approximately 11% of the Company’s total revenue. As of June 30, 2018 and December 31, 2017, accounts receivable from this same customer amounted to less than 10% of total accounts receivable. As of June 30, 2018 and December 31, 2017, accounts receivable from another significant customer were approximately 31% and 32%, respectively, of total accounts receivable.

STOCK-BASED COMPENSATION

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and non-employees, the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Awards granted to non-employee directors for their service as a director are treated on the same basis as awards granted to employees. The Company computes the fair value of equity-classified warrants and options granted using the Black-Scholes option pricing model.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	June 30,
	2018	2017
Convertible preferred stock	2,447,756	1,248,174
Warrants	6,855,224	1,061,994
Options	106,408	147,833
Convertible notes	-	20,335
Total potentially dilutive shares	9,409,388	2,478,336

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company early adopted ASU 2018-07 effective April 1, 2018. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

3. OTHER ASSETS

During the six months ended June 30, 2018, the Company entered into purchase commitments to acquire second generation charging stations with an aggregate value of $3,156,629. The Company has an aggregate deposit of $986,031 for these charging stations, which is included within other assets on the Company’s condensed consolidated balance sheet as of June 30, 2018. As of June 30, 2018, the Company had a remaining purchase commitment of $2,170,598, which will come due upon delivery of the charging stations.

4. ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Accrued host fees	$1,254,762	$1,657,663
Accrued professional, board and other fees	242,686	2,683,557
Accrued wages	15,000	1,016,563
Accrued commissions	500	883,763
Warranty payable	143,000	171,000
Accrued taxes payable	589,810	551,190
Accrued payroll taxes payable	-	632,078
Accrued interest expense	32,034	347,027
Accrued lease termination costs	-	300,000
Accrued settlement reserve costs	100,000	12,980,588
Dividend payable	-	1,892,800
Other accrued expenses	23,030	19,115
Total accrued expenses	$2,400,822	$23,135,344

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACCRUED EXPENSES – CONTINUED

ACCRUED PROFESSIONAL, BOARD AND OTHER FEES

Accrued professional, board and other fees consist of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Investment banking fees	$-	$860,183
Legal fees related to public offering	-	436,715
Professional fees	94,949	684,673
Board fees	147,737	608,945
Other	-	93,041
Total accrued professional, board and other fees	$242,686	$2,683,557

On June 8, 2017, the Board approved aggregate compensation of $490,173 (compromised of $344,311 to be paid in cash and $145,862 to be paid in units consisting of shares of the Company’s common stock and warrants (with each such warrant having an exercise price equal to the price per unit of the units sold in the public offering) at a 20% discount to the price per unit sold in the public offering to be paid to members of the Board based on the accrued amounts owed to such Board members as of March 31, 2017. The compensation will be paid by the third business day following: (i) a public offering of the Company’s securities; and (ii) the listing of the Company’s shares of common stock on the NASDAQ or other national securities exchange. During the six months ended June 30, 2018, the Company paid $344,311 in cash and issued 80,704 shares of common stock with an issuance date fair value of $314,414. On April 9, 2018, the Company issued warrants to purchase 1,030,115 shares of common stock with an issuance date fair value of $247,360, which was included within additional paid- capital. See Note 8 – Stockholders’ Equity – Warrant Issuances.

See Note 11 – Commitments and Contingencies – Taxes.

5. ACCRUED ISSUABLE EQUITY

Accrued issuable equity consists of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Warrants	$11,351	$1,154,120
Common Stock	2,137,826	1,735,047
Options	198,292	50,739
Total accrued issuable equity	$2,347,469	$2,939,906

See Note 8 – Stockholder’s Equity – Warrant Issuances for additional information.

6. NOTES PAYABLE

JMJ AGREEMENT

Pursuant to a Lockup, Conversion, and Additional Investment Agreement dated October 23, 2017, as amended on November 29, 2017, January 4, 2018, and February 1, 2018 (the “JMJ Agreement”) with JMJ Financial (“JMJ”) whereby the Company and JMJ agreed to settle the current defaults under the promissory note with JMJ upon the closing of the public offering, on February 16, 2018, the Company issued 12,005 shares of Series D Convertible Preferred Stock with an issuance date fair value of $12,005,000, which represents the fair value of securities required to be issued pursuant to the JMJ Agreement, in satisfaction of aggregate liabilities previously owed to JMJ of $17,805,175, such that the Company recorded a gain on settlement of $0 and $5,800,175 on the condensed consolidated statement of operations during the three and six months ended June 30, 2018, respectively. The Series D Convertible Preferred Stock was determined to be permanent equity on the Company’s condensed consolidated balance sheet. See Note 8 – Stockholder’s Equity – Series D Convertible Preferred Stock for additional information.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. NOTES PAYABLE – CONTINUED

JMJ ADVANCE

Separate from and unrelated to the JMJ Agreement, on January 22, 2018, JMJ advanced $250,000 to the Company (the “JMJ Advance”).

On February 1, 2018, the Company and JMJ entered into a letter agreement whereby the parties agreed that, concurrent with the closing of the public offering, the Company will convert the JMJ Advance into units, with each unit consisting of one share of restricted common stock and a warrant to purchase one share of restricted common stock at an exercise price equal to the exercise price of the warrants sold as part of the public offering, at a price equal to 80% of the per unit price in the public offering. On March 16, 2018, the Company issued 73,529 shares of common stock with an issuance date fair value of $205,881 to JMJ, pursuant to this agreement. On April 9, 2018, the Company issued the 147,058 warrants to purchase shares of common stock with an issuance date fair value of $35,313, which was included within additional paid-in capital.

See Note 9 – Related Parties – BLNK Holdings Transfers to JMJ for additional information.

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

OTHER NOTES

On February 14, 2018, the Company issued a note payable in the principal amount of $55,000. Interest on the notes accrues at a rate of 8% annually and is payable monthly. The note was repaid during the six months ended June 30, 2018.

During the six months ended June 30, 2018, in addition to the repayment of the $55,000 note discussed above, the Company made principal repayments of $160,000.

INTEREST EXPENSE

Interest expense for the three and six months ended June 30, 2018 was $11,662 and $116,645, respectively. Interest expense for the three and six months ended June 30, 2017 was $218,288 and $358,949, respectively.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Risk-free interest rate	2.39%-2.63%	1.50-1.55%	1.62%-2.63%	1.47%-1.55%
Contractual term (years)	0.28-3.00	1.28-5.00	0.25-3.25	1.28-5.00
Expected volatility	131%-171%	130%-149%	113%-171%	130%-149%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Derivative Liabilities
Beginning balance as of January 1, 2018	$3,448,390
Exchange of derivative liability for equity	(395,175)
Reclassify derivative liability to equity	(36,445)
Issuance of warrants	-
Change in fair value of derivative liability	(2,965,365)
Ending balance as of June 30, 2018	$51,405

Warrants Payable
Beginning balance as of January 1, 2018	$1,154,120
Exchange of warrants payable for equity	(2,595,729)
Accrual of other warrant obligations	2,135,430
Change in fair value of warrants payable	(682,470)
Ending balance as of June 30, 2018	$11,351

See Note 5 - Accrued Issuable Equity for additional information.

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$51,405	$51,405
Warrants payable	-	-	11,351	11,351
Total liabilities	$-	$-	$62,756	$62,756

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$3,448,390	$3,448,390
Warrants payable	-	-	1,154,120	1,154,120
Total liabilities	$-	$-	$4,602,510	$4,602,510

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. STOCKHOLDERS’ EQUITY

PUBLIC OFFERING

On February 16, 2018, the Company closed its underwritten public offering of an aggregate of 4,353,000 shares of the Company’s common stock and warrants to purchase an aggregate of 8,706,000 shares of common stock at a combined public offering price of $4.25 per unit comprised of one share and two warrants. Each warrant is exercisable for five years from the date of issuance and has an exercise price equal to $4.25 per share. The public offering resulted in $18,504,320 and $14,880,815 of gross and net proceeds, respectively, including underwriting discounts, commissions and other offering expenses of $3,623,505, which was recorded as a reduction of additional paid-in capital.

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

PREFERRED STOCK

SERIES A CONVERTIBLE PREFERRED STOCK

On March 22, 2018, pursuant to letter agreements dated December 6, 2017 and December 7, 2017, the Company issued 550,000 shares of common stock upon automatic conversion of 11,000,000 shares of Series A Convertible Preferred Stock.

SERIES B CONVERTIBLE PREFERRED STOCK

On March 16, 2018, pursuant to a conversion agreement dated May 19, 2017, the Company issued 223,235 shares of common stock upon automatic conversion of 8,250 shares of Series B Convertible Preferred Stock with a value of $825,000. The Company determined that the Series B Convertible Preferred Stock included a beneficial conversion feature since the commitment date market price of the Company’s common stock exceeded the effective conversion price and, as a result, the Company recorded a deemed dividend in the amount of $0 and $825,000 during the three and six months ended June 30, 2018, respectively.

SERIES C CONVERTIBLE PREFERRED STOCK

Effective January 8, 2018, the Company’s Board of Directors and its shareholders amended the Certificate of Designation of its Series C Convertible Preferred Stock to add the following provisions: (a) upon closing of a public offering of the Company’s securities and the listing of the Company’s shares of common stock on an exchange, all outstanding shares of Series C Convertible Preferred Stock will be converted into that number of shares of Common Stock determined by the number of shares of Series C Preferred multiplied by a factor of 115 divided by 80% of the per share price of common stock in the offering; and (b) until 270 days after the effective date specified within the automatic preferred conversion notice, no holder of Series C Convertible Preferred Stock may offer, pledge, sell, contract to sell, grant, lend, or otherwise transfer or dispose of any Series C Preferred Shares without the prior written consent of the underwriter of the offering.

During the six months ended June 30, 2018, 25,006 shares of Series C Convertible Preferred Stock were issued as payment of dividends in kind.

On March 28, 2018, pursuant to the terms of the amended Certificate of Designation, the Company issued an aggregate of 9,111,644 shares of common stock upon automatic conversion of 254,557 shares of Series C Convertible Preferred Stock. The Company determined that the Series C Convertible Preferred Stock included a beneficial conversion feature since the commitment date market price of the Company’s common stock exceeded the effective conversion price and, as a result, the Company recorded a deemed dividend in the amount of $0 and $22,633,931 during the three and six months ended June 30, 2018, respectively.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. STOCKHOLDERS’ EQUITY – CONTINUED

PREFERRED STOCK – CONTINUED

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

See Note 6 – Notes Payable – JMJ Agreement for additional details.

On May 10, 2018, JMJ elected to convert 4,368 shares of Series D Convertible Preferred Stock into 1,400,000 shares of the Company’s common stock at a conversion price of $3.12 per share. The Company determined that the Series D Convertible Preferred Stock did not include a beneficial conversion feature.

COMMON STOCK

During the six months ended June 30, 2018, the Company issued an aggregate of 1,513,690 shares of common stock with an aggregate issuance date fair value of $4,353,988 in satisfaction of debt and other liabilities. In connection with the issuances, the Company recorded a loss on settlement of $0 and $2,192,045 during the three and six months ended June 30, 2018, respectively.

See Note 9 – Related Parties – Letter Agreements and Note 11 – Commitments and Contingencies for additional details.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three and six months ended June 30, 2018 of $135,563 and $2,952,877, and respectively, for the three and six months ended June 30, 2017 of $921,683 and $1,088,931, respectively, which is included within compensation expense on the condensed consolidated statement of operations. As of June 30, 2018, there was no unrecognized stock-based compensation expense.

STOCK WARRANTS

On April 9, 2018, the Company issued five-year immediately vested warrants to purchase an aggregate of 1,703,429 shares of common stock at an exercise price of $4.25 per share in satisfaction of accrued issuable equity. The Company recorded a gain of $1,726,388 on the condensed consolidated statement of operations during the three and six months ended June 30, 2018 related to the change in fair value of the warrant liability on the date of issuance. The warrants had an issuance date fair value of $409,042, which was charged to additional paid-in capital.

During the six months ended June 30, 2018, the Company issued an aggregate of 4,033,660 shares of the Company’s common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate cash proceeds of $17,143,056.

The following table accounts for the Company’s warrant activity for the six months ended June 30, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, December 31, 2017	275,332	$43.15
Issued	10,795,848	4.25
Exercised	(4,033,660)	4.25
Cancelled/forfeited/expired	(182,296)	47.69
Outstanding,June 30, 2018	6,855,224	$4.66	4.7	$6,009,038

Exercisable, June 30, 2018	6,855,224	$4.66	4.7	$6,009,038

9. RELATED PARTIES

BLNK HOLDINGS TRANSFERS TO JMJ

In February 2018, prior to the closing of the public offering, Mr. Farkas reached an agreement with JMJ that, following the closing of the public offering, BLNK Holdings, an entity for which Mr. Farkas had voting power and investment power with regard to this entity’s holdings, would transfer 260,000 shares to JMJ as additional consideration for JMJ agreeing to waive its claims to $12 million as a mandatory default amount pursuant to previous agreements with the Company. This transfer took place on April 18, 2018. Prior to entering into this agreement, Mr. Farkas did not bring the matter to the entire Board for a vote. The fair value of $785,200 of the 260,000 shares of common stock that were to be transferred to JMJ by BLNK Holdings is reflected as interest expense on the Company’s condensed consolidated statements of operations during the six months ended June 30, 2018 with a corresponding credit to additional paid-in capital.

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

10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASE

On April 20, 2018, the Company entered into a three-year operating lease agreement for 3,425 square feet of office space in Miami Beach, Florida beginning June 1, 2018 and ending May 31, 2021. The tenant and landlord have the option to cancel the contract after the first year with a 90-day written notice. As of June 30, 2018, the lease had a remaining term of approximately three years. The lease does not contain an option to extend past the existing lease term. Over the duration of the lease, payments will escalate 5% every year.

Future minimum payments under non-cancellable leases as of June 30, 2018 were as follows:

For the Year Ending December 31,	Amount

2018	$81,320
2019	126,046
2020	132,348
2021	44,828
Total future minimum lease payments	$384,542

Total operating lease costs for the three and six months ended June 30, 2018 was $30,751 and $78,153, respectively, and is recorded in other operating expenses on the condensed consolidated statements of operations. Total operating lease costs for the three and six months ended June 30, 2017 was $30,615 and $62,067, respectively, and is recorded in other operating expenses on the condensed consolidated statements of operations.

TAXES

The Company has not filed its Federal and State corporate income tax returns for the years ended December 31, 2014, 2015, 2016 and 2017. The Company has sustained losses for the years ended December 31, 2014, 2015, 2016 and 2017. The Company has determined that no tax liability, other than required minimums and related interest and penalties, have been incurred.

The Company is also delinquent in filing and, in certain instances, paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company accrued approximately $225,000 and $178,000 as of June 30, 2018 and December 31, 2017, respectively, related to this matter.

As of December 31, 2017, the Company was delinquent in remitting approximately $632,000 of federal and state payroll taxes withheld from employees. During the year ended December 31, 2017, the Company sent two letters to the Internal Revenue Service (“IRS”) notifying the IRS of its intention to resolve the delinquent taxes upon the receipt of additional working capital. Additionally, on March 27, 2018, the Company submitted its Forms 940 and 941 for the year ended December 31, 2017 to the IRS. As of June 30, 2018, the Company is no longer delinquent on federal and state payroll taxes, as the Company has remitted all the requisite federal and state payroll taxes withheld from employees to the appropriate taxing authorities.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES

On January 31, 2018, ITT Cannon, Blink Network and the Company agreed that if the Company fails to consummate a registered public offering of its common stock, list such stock on NASDAQ and issue to ITT Cannon shares of the same class of the Company’s securities by February 28, 2018, the settlement agreement will expire. The public offering closed on February 16, 2018. The Company issued 47,059 shares on March 16, 2018 to ITT Cannon. This was a partial payment of the $200,000 in stock owed to ITT Cannon. On April 3, 2018 the Company issued an additional 25,669 shares to satisfy in full its obligations to ITT. As of April 16, 2018, ITT Cannon has shipped approximately 4,600-4,900 charging cables and as of August 6, 2018, the remaining cables are awaiting shipment.

On July 21, 2017, as amended on February 26, 2018, the Company was served with a complaint from Zwick and Banyai PLLC and Jack Zwick for a breach of a written agreement and unjust enrichment for failure to pay invoices in the aggregate of amount $53,069 for services rendered, plus interest and costs, which has been accrued as of June 30, 2018 (“Amended Complaint”). On June 21, 2018, the court denied the Company’s motion to dismiss the Amended Complaint, while the plaintiffs voluntarily withdrew certain counts in the Amended Complaint. On July 11, 2018, the Company filed its Answer and Affirmative Defense to the Amended Complaint.

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

On May 30, 2013, JNS Power & Control Systems, Inc. (“JNS”) filed a complaint against 350 Green, LLC alleging claims for breach of contract, specific performance and indemnity arising out of an Asset Purchase Agreement between JNS and 350 Green entered on April 13, 2013, whereby JNS would purchase car chargers and related assets from 350 Green. On September 24, 2013, the District Court entered summary judgment in favor of JNS on its claim for specific performance. On September 9, 2015, the United States Court of Appeals for the Seventh Circuit of Chicago, Illinois affirmed the ruling of the District Court, which affirmed the sale of certain assets by 350 Green to JNS and the assumption of certain 350 Green liabilities by JNS. On April 7, 2016, JNS amended the complaint to add the Company, alleging an unspecified amount of lost revenues from the chargers, among other matters, caused by the defendants. Plaintiff also seeks indemnity for its unspecified attorney’s fees and costs in connection with enforcing the Asset Purchase Agreement in courts in New York and Chicago. On July 26, 2017, the District Court denied the Company’s motion to dismiss the Company from the suit. The Company answered the second amended complaint on August 16, 2017. The deadline for the parties to complete discovery is December 8, 2017. The next status hearing on the matter is set for December 8, 2017. As of December 31, 2017, the Company accrued a $750,000 liability in connection with its settlement offer to JNS. On February 2, 2018, the parties entered into an asset purchase agreement whereby the parties agreed to settle the litigation. The Company purchased back the EV chargers it previously sold to JNS for: (a) shares of Common Stock worth $600,000 with a price per share equal to $4.25 (the price per share of the Offering); (b) $50,000 cash payment within ten days of the closing of the Offering; and (c) $100,000 cash payment within six months following the closing of the Offering. The Offering closed on February 16, 2018. The Company issued 141,176 shares on March 16, 2018. The Company made the $50,000 payment on March 16, 2018. JNS filed a motion to dismiss the lawsuit without prejudice on March 23, 2018 and the judge granted the motion on March 26, 2018. JNS will file a motion to convert the dismissal without prejudice to dismissal with prejudice within three business days of the $100,000 payment. On March 16, 2018, the Company issued 23,529 shares of Common Stock to JNS to be held in escrow as security for the $100,000 payment. At the time the $100,000 payment is made by the Company, the 23,529 shares currently held in escrow will be cancelled. On August 2, 2018, the Company paid the $100,000 to JNS and the 23,529 shares of common stock were returned to the Company.

On March 26, 2018, final judgment has been reached relating to the Assignment for the Benefit of the Creditors, whereby all remaining assets of 350 Green are abandoned to their respective property owners where the charging stations have been installed, thus on March 26, 2018, the assignment proceeding has closed.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

Concurrent with the closing of the public offering, the Company was to pay the former principals of 350 Green LLC $25,000 in installment debt and $50,000 within 60 days thereafter in settlement of a $360,000 debt (inclusive of imputed interest) and the return of 8,065 shares of the Company’s common stock by the former principals of 350 Green LLC, in accordance with a Settlement Agreement between the parties dated August 21, 2015, that would have resulted in a gain of $285,000. As of the date of filing, this payment has not been made, the aforementioned gain has not been recognized, and the common shares have not been returned by the former principals of 350 Green LLC.

LIABILITY CONVERSION AGREEMENTS

See Note 8 – Stockholders’ Equity – Common Stock for additional details.

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

EMPLOYMENT AGREEMENT

On June 17, 2018, the Company entered into a two-year employment agreement with its Chief Financial Officer (“CFO”) that will be renewed automatically for an additional one-year term, unless the Company provides a notice of non-renewal at least thirty (30) days prior to the end of the term. If the Company terminates the CFO’s employment without cause (as defined in the agreement), the Company is required to continue payment of the CFO’s base salary, up to $125,000. Upon shareholder approval of an omnibus incentive plan, the CFO will be entitled to awards under the plan with a value of $125,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (and, including its subsidiaries, “Blink” and the “Company”) as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as amended, and as discussed elsewhere in this Quarterly Report on Form 10-Q particularly in Item IA - Risk Factors.

Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements except as required by federal securities laws, We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

We are a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services. We offer both residential and commercial EV charging equipment, enabling EV drivers to easily recharge at various location types.

Our principal line of products and services is our Blink EV charging network (the “Blink Network”) and EV charging equipment, also known as electric vehicle supply equipment (“E.V.S.E.”), and EV related services. Our Blink Network is proprietary cloud-based software that operates, maintains, and tracks all of the Blink EV charging stations and the associated charging data. The Blink Network provides property owners, managers, and parking companies, who we refer to as our Property Partners, with cloud-based services that enable the remote monitoring and management of EV charging stations, payment processing, and provide EV drivers with vital station information including station location, availability, and applicable fees.

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

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. As of August 6, 2018, we have approximately 14,259 charging stations deployed, of which 4,728 are Level 2 commercial charging units, 103 DC Fast Charging EV chargers and 1,797 residential charging units in service on the Blink Network. Additionally, we currently have approximately 521 Level 2 commercial charging units on other networks and there are also approximately an additional 7,110 non-networked, residential Blink EV charging stations. The non-networked, residential Blink EV charging stations are all partner owned. Additionally, as of August 6, 2018, we have an additional 392 charging stations that have been sold and shipped to customers that are awaiting installation.

As reflected in our unaudited condensed consolidated financial statements as of June 30, 2018, we had cash, working capital and an accumulated deficit of $23,996,609, $17,582,649 and $155,463,975, respectively. During the three and six months ended June 30, 2018, we had net (loss) income of ($1,232,785) and $971,303, respectively, but a loss from operations of $1,834,791 and $5,636,730, respectively.

Consolidated Results of Operations

Three Months Ended June 30, 2018 Compared With Three Months Ended June 30, 2017

Revenues

Total revenue for the three months ended June 30, 2018 increased by $91,444, or 17%, to $624,418 compared to $532,974 during the three months ended June 30, 2017.

Revenue from product sales was $142,839 for the three months ended June 30, 2018 compared to $56,957 during the three months ended June 30, 2017, an increase of $85,882, or 151%. This increase was attributable to a higher volume of commercial units as compared to the 2017 period.

Charging service revenue company-owned charging stations was $301,350 for the three months ended June 30, 2018 compared to $244,931 for the three months ended June 30, 2017, an increase of $56,419, or 23%. The increase was attributable to a larger number of charging stations in the network as compared to the same 2017 period.

Grant and rebate revenue was $45,107 during the three months ended June 30, 2018, compared to $84,331 during the three months ended June 30, 2017, a decrease of $39,224, or 47%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The ability to secure grant revenues is typically unpredictable and, therefore, uncertain. We have not recently received any new grants and, as a result, the 2018 revenue was related to the amortization of previous years’ grants.

Other revenue decreased by $10,277 to $45,131 for the three months ended June 30, 2018 as compared to $55,408 for the three months ended June 30, 2017. The decrease was primarily attributable to a decrease of $5,166 in charging revenue from host-owned stations as a result of property owners converting their charging stations from host-owned to company-owned.

Total revenue from warranty revenue and network fees was $89,991 for the three months ended June 30, 2018, compared to $91,347 the three months ended June 30, 2017, a slight decrease of $1,356, or 1%.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, repairs and maintenance, electricity reimbursements and revenue share payments to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the three months ended June 30, 2018 were $453,643 as compared to $390,049 for the three months ended June 30, 2017, an increase of $63,594, or 16%.

Warranty and repairs and maintenance costs increased by $162,245, or 213%, to $86,001 during the three months ended June 30, 2018 from $(76,244) during the three months ended June 30, 2017. This was primarily attributable to an increase in volume of warranty work performed by third party vendors during the six months ended June 30, 2018 as compared to the 2017 period where we provided repairs at a lower cost.

There is a degree of variability in our gross margins related to charging services revenues from period to period primarily due to (i) the mix of revenue share payment arrangements, (ii) electricity reimbursements, and (iii) the costs of maintaining charging stations not currently in operation.

Host provider fees for the three months ended June 30, 2018 remained relatively flat at $97,327 compared to $92,938 during the three months ended June 30, 2017.

Network costs for the three months ended June 30, 2018 remained relatively flat at $77,297 compared to $73,310 during the three months ended June 30, 2017.

Any variability in our gross margins related to equipment sales depends on the mix of products sold. Accordingly, the cost of product sales decreased by $123,372 to $39,287 during the three months June 30, 2018 as compared to $162,659 during 2017 due to decrease in the volume of residential units sold in 2018.

Depreciation and amortization expense declined by $24,600, or 25%, to $74,671 for the three months ended June 30, 2018 as compared to $99,271 for the three months ended June 30, 2017, as some underlying assets became fully depreciated during 2018.

Operating Expenses

Compensation expense decreased by $882,501, or 44%, from $2,013,680 (consisting of approximately $1.1 million of cash compensation and approximately $0.9 million of non-cash compensation) for the three months ended June 30, 2017 to $1,131,179 (consisting of approximately $1.0 million of cash compensation and approximately $0.1 million of non-cash compensation) for the three months ended June 30, 2018. The decrease was primarily attributable to a decline in non-cash compensation of approximately $800,000 during the 2018 period. Additionally, the commissions programs with the Executive Chairman and the Chief Operating Officer expired which resulted in lower commissions expense of approximately $173,000 during the three months ended June 30, 2018. This was partially offset by an increase in other payroll expenses and board fees of $103,534.

Other operating expenses increased by $282,375, or 134%, from $210,762 for the three months ended June 30, 2017 to $493,307 for the three months ended June 30, 2018. The increase was primarily attributable to an increase in product development costs of $96,857 to $100,863 during the three months June 30, 2018 related to second generation product development from $4,006 during the three months ended June 30, 2017. Additionally, there was an increase in penalties on past due sales and payroll taxes of $128,228 to $146,033 during the three months ended June 30, 2018 from $17,805 during the three months ended June 30, 2017, this increase was due to the payment of past payroll and sales taxes resolved during the period. Additionally, there was an increase in information technology expense of $26,854 to $36,467 during the three months ended June 30, 2018 from $9,613 during the three months ended June 30, 2017 due to a larger amount of information technology related expenditures during the 2018 period.

General and administrative expenses increased by $142,975, or 60%, from $238,375 for the three months ended June 30, 2017 to $381,350 for the three months ended June 30, 2018. The increase was primarily due to an increase in professional and accounting fees of $110,060 to $278,730 during the three months ended June 30, 2018 compared to $168,670 during the three months ended June 30, 2017 as a result of the engagement of an investor relations firm and the increased accounting fees. Additionally, there was an increase in stock exchange related fees of $22,734 attributable to the amortization of our annual fee to NASDAQ which was related to our uplisting during fiscal 2018.

Other Income (Expense)

Other income (expense) increased by $2,698,281, or 129%, from ($2,096,275) for the three months ended June 30, 2017 to $602,006 for the three months ended June 30, 2018. The increase was primarily attributable to a reduction in the amortization of convertible debt discount of $1,097,777, a reduction in the loss of settlement reserve of $350,588, a reduction in the change in fair value of derivative and other accrued liabilities of $939,741, as well as a reduction of interest expense of $206,626 during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Net Loss

Our net loss for the three months ended June 30, 2018 decreased by $3,183,382, or 72%, to $1,232,785 as compared to $4,416,167 for the three months ended June 30, 2017. The decrease was primarily attributable to a decrease in other income (expenses) of $2,695,152. Our net loss attributable to common shareholders for the three months ended June 30, 2018 decreased by $3,974,282, or 76%, from $5,207,067 to $1,232,785 for the aforementioned reasons and due to a decrease in the dividend attributable to Series C Convertible Preferred shareholders of $790,900.

Six Months Ended June 30, 2018 Compared With Six Months Ended June 30, 2017

Revenues

Total revenue for the six months ended June 30, 2018 increased by $91,744, or 8%, to $1,220,338 compared to $1,128,594 during the six months ended June 30, 2017.

Charging service revenue company-owned charging stations was $607,097 for the six months ended June 30, 2018 compared to $512,805 for the six months ended June 30, 2017, an increase of $94,292, or 18%. The increase was attributable to a larger number of charging stations in the network as compared to the same 2017 period.

Revenue from product sales was $278,599 for the six months ended June 30, 2018 compared to $210,544 during the six months ended June 30, 2017, an increase of $68,055, or 32%. This increase was attributable to a higher volume of commercial units as compared to the same 2017 period.

Grant and rebate revenue was $61,338 during the six months ended June 30, 2018, compared to $117,141 during the six months ended June 30, 2017, a decrease of $55,803, or 48%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The ability to secure grant revenues is typically unpredictable and, therefore, uncertain. We have not recently received any new grants and, as a result, the 2018 revenue was related to the amortization of previous years’ grants.

Other revenue decreased by $17,010 to $95,660 for the six months ended June 30, 2018 as compared to $112,670 for the six months ended June 30, 2017. The decrease was primarily attributable to a decrease of $14,936 in charging revenue from host-owned stations as a result of property owners converting their charging stations from host-owned to company-owned.

Total revenue from warranty revenue and network fees was $177,644 for the six months ended June 30, 2018, compared to $175,434 the six months ended June 30, 2017, a slight increase of $2,210, or 1%.

Cost of Revenues

Cost of revenues primarily consists of depreciation of installed charging stations, amortization of the Blink Network infrastructure, the cost of charging station goods and related services sold, repairs and maintenance, electricity reimbursements and revenue share payments to hosts when we are the primary obligor in the revenue share arrangement. Cost of revenues for the six months ended June 30, 2018 were $877,742 as compared to $822,456 for the six months ended June 30, 2017, an increase of $55,286, or 7%.

Warranty and repairs and maintenance costs increased by $206,825, or 362%, to $149,729 during the six months ended June 30, 2018 from $(57,096) during the six months ended June 30, 2017. This was primarily attributable to an increase in volume of warranty work performed by third party vendors during the six months ended June 30, 2018 as compared to the 2017 period where we provided repairs at a lower cost.

Host provider fees increased by $58,347, or 40%, to $205,732 during the six months ended June 30, 2018 as compared to $147,385 during the six months ended June 30, 2017. This increase was a result of more recent company owned charger station installations having higher revenue share obligations to hosts during the six months ended June 30, 2018 as compared to the same 2017 period, due to a decrease in the volume of residential units sold in 2018.

There is a degree of variability in our gross margins related to charging services revenues from period to period primarily due to (i) the mix of revenue share payment arrangements, (ii) electricity reimbursements, and (iii) the costs of maintaining charging stations not currently in operation.

Any variability in our gross margins related to equipment sales depends on the mix of products sold. Accordingly, the cost of product sales decreased by $138,351 to $102,820 during the six months June 30, 2018 as compared to $241,171 during the same 2017 period.

Network costs decreased by $70,669, or 33%, to $144,225 during the six months ended June 30, 2018 as compared to $214,894 during the six months ended June 30, 2017. This decrease was attributed to renegotiated contracts with service providers.

Depreciation and amortization expense declined by $59,009, or 28%, to $152,415 for the six months ended June 30, 2018 as compared to $211,424 for the six months ended June 30, 2017, as some underlying assets became fully depreciated during 2018.

Operating Expenses

Compensation expense increased by $1,808,778, or 60%, from $3,011,037 (consisting of approximately $1.9 million of cash compensation and approximately $1.1 million of non-cash compensation) for the six months ended June 30, 2017 to $4,819,815 (consisting of approximately $1.9 million of cash compensation and approximately $2.9 million of non-cash compensation) for the six months ended June 30, 2018. The increase was attributable to an increase in non-cash compensation of $1.8 million due to common stock awards to the Executive Chairman and the Chief Operating Officer.

Other operating expenses increased by $223,289, or 49%, from $453,703 for the six months ended June 30, 2017 to $676,992 for the six months ended June 30, 2018. The increase was primarily attributable to an increase in product development costs of $103,041 to $107,468 during the six months ended June 30, 2018 related to second generation product development from $4,427 during the six months ended June 30, 2017. Additionally, there was an increase in information technology expense of $19,160 to $49,864 during the six months ended June 30, 2018 from $30,704 during the six months ended June 30, 2017 due to a larger amount of information technology related expenditures during the 2018 period. Additionally, there was an increase in penalties on past due sales and payroll taxes of $105,463 to $173,478 during the six months ended June 30, 2018 from $68,015 during the three months ended June 30, 2017, this increase was due to the payment of past payroll and sales taxes resolved during the period.

General and administrative expenses decreased by $69,564, or 13%, from $552,083 for the six months ended June 30, 2017 to $482,519 for the six months ended June 30, 2018. The decrease was primarily due to a decrease in professional and legal fees of $105,814 to $303,104 during the six months ended June 30, 2018 compared to $408,918 during the six months ended June 30, 2017 as a result of our focus on the public offering during 2018 and legal costs incurred in conjunction therewith are charged against Offering proceeds.

This was partially offset by an increase in stock exchange related fees and transfer agent fees of $33,532 to $42,441 during the six months ended June 30, 2018 compared to $8,909 during the six months ended June 30, 2017.

Other Income (Expense)

Other income (expense) increased by $10,111,247 from ($3,503,214) for the six months ended June 30, 2017 to $6,608,033 for the six months ended June 30, 2018. During the six months ended June 30, 2018, we settled approximately $17.8 million of obligations to JMJ with the issuance of Series D Convertible Preferred Stock, which resulted in a gain of approximately $5.8 million. Additionally, we realized a decrease in the change in fair value of derivative and other accrued liabilities of $4,428,628 to $3,647,835 during the six months ended June 30, 2018 compared to ($780,793) during the six months ended June 30, 2017 as a result of warrant holders exchanging their warrants for equity. During the six months ended June 30, 2018 we recorded a gain on the settlement of accounts payable of $920,352 which increased by $896,424 from $23,928 during the six months ended June 30, 2017 period. This increase was due to liabilities being settled pursuant to agreements contingent upon the closing of our public offering on February 16, 2018. These items were offset by a loss on settlement of liabilities for equity of approximately $2.2 million, a reduction in amortization of debt discount of $1,183,749, as well as a charge of $785,200 related to a contribution of capital by the Executive Chairman during the six months ended June 30, 2018.

Net Income (Loss)

Our net income (loss) for the six months ended June 30, 2018 increased by $8,485,202, or 113%, to $971,303 as compared to $(7,513,899) for the six months ended June 30, 2017. The increase was primarily attributable to an increase in other income (expenses) of $10,108,118. Our net loss attributable to common shareholders for the six months ended June 30, 2018 increased by $14,035,729, or 155%, from $9,059,699 to $23,095,428 for the aforementioned reasons and due to an increase in the dividend attributable to Series C Convertible Preferred shareholders of $607,800, as well as the deemed dividend attributable to the immediate accretion of the beneficial conversion feature related to the Series B and C Convertible Preferred Stock of $23,458,931.

Liquidity and Capital Resources

On February 16, 2018, the Company closed its underwritten public offering of an aggregate 4,353,000 shares of the Company’s common stock and warrants to purchase an aggregate of 8,706,000 shares of common stock at a combined public offering price of $4.25 per unit comprised of one share and two warrants. The Public Offering resulted in $18,504,320 and $14,880,815 of gross and net proceeds, respectively, including underwriting discounts, commissions and other offering expenses of $3,623,505, which was recorded as a reduction of additional paid-in capital. Furthermore, during the six months ended June 30, 2018, the Company issued an aggregate of 4,033,660 shares of the Company’s common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate gross proceeds of $17,143,056.

We measure our liquidity in a number of ways, including the following:

	June 30, 2018	December 31, 2017
	(unaudited)

Cash	$23,996,609	$185,151

Working Capital (Deficiency)	$17,582,649	$(34,762,130)

Notes Payable (Gross)	$337,966	$5,095,064

During the six months ended June 30, 2018, we financed our activities from proceeds derived from debt and equity financing. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the six months ended June 30, 2018 and 2017, we used cash of $7,895,047 and $1,556,018, respectively, in operations. Our cash used for the six months ended June 30, 2018 was primarily attributable to our net income of $971,303, reduced by net non-cash income in the aggregate amount of $3,541,820, and by $5,324,530 of net cash used in changes in the levels of operating assets and liabilities. Our cash used for the six months ended June 30, 2017 was primarily attributable to our net loss of $7,513,899, adjusted for net non-cash expenses in the aggregate amount of $4,172,923, partially offset by $1,784,958 of net cash provided by changes in the levels of operating assets and liabilities.

During the six months ended June 30, 2018, cash used in investing activities was $34,524, which was used to purchase charging stations and other fixed assets. Net cash used in investing activities was $206 during the six months ended June 30, 2017, which was used to purchase charger cables.

Net cash provided by financing activities for the six months ended June 30, 2018 was $31,741,029, of which $16,243,055 was attributable to the proceeds from the sale of common stock and warrants in our public offering, reduced by issuance costs related to the public offering of $1,190,082 that were paid by us during the period. In addition, $305,000 was provided in connection with the issuances of notes payable, offset by the repayment of notes payable of $760,000. Additionally, $17,143,056 was provided in connection with warrant exercises to purchase our common stock. Net cash provided by financing activities for the six months ended June 30, 2017 was $1,550,910, of which $1,597,667 was provided in connection with the issuance of convertible notes payable and $84,144 was provided from bank overdrafts, partially offset by $38,263 of payment of future offering costs, $87,823 of payment of debt issuance costs and repayment of notes payable of $4,815.

Through June 30, 2018, we incurred an accumulated deficit since inception of $155,463,975. As of June 30, 2018, we had cash and working capital of $23,996,609 and $17,582,649, respectively. During the three and six months ended June 30, 2018, we had net (loss) income of ($1,232,785) and $971,303, but a loss from operations of $1,834,791 and $5,636,730.

During the six months ended June 30, 2018, the Company entered into purchase commitments to acquire second generation charging stations with an aggregate value of $3,156,629. The Company has an aggregate deposit of $986,031 for these charging stations, which is included within other assets on the Company’s condensed consolidated balance sheet as of June 30, 2018. As of June 30, 2018, the Company had a remaining purchase commitment of $2,170,598, which will come due upon delivery of the charging stations.

There has been no material change in the planned use of proceeds from the public offering as described in our Prospectus, dated February 13, 2018. Approximately $4.4 million was to be used for the repayment of certain debt and other obligations, of which, as of March 27, 2018, approximately $3.8 million, has been paid. The remaining amount will be used as follows:

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
(3)	Approximately $3.0 million to add additional staff in the areas of finance, sales, customer support, and engineering; and
(4)	The remainder for working capital and other general corporate purposes

We believe our current cash on hand is sufficient to meet our obligations, operating and capital requirements for at least the next twelve months from the date of this filing. Thereafter, we may need to raise further capital, through the sale of additional equity or debt securities, or other debt instruments to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. There is also no assurance that the amount of funds we might raise will enable us to complete our development initiatives or attain profitable operations. If we are unable to obtain additional financing on a timely basis, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations and liquidate.

Since inception, our operations have primarily been funded through proceeds from equity and debt financings. Although management believes that we have access to capital resources, there are currently no commitments in place for new financing at this time. There is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all.

Critical Accounting Policies

For a description of our critical accounting policies, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

For a description of our recently issued accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures of the Company’s Form 10-K for the fiscal year ended December 31, 2017, under the heading “Management’s Report on Internal Control Over Financial Reporting” and that continued to exist as of June 30, 2018.

Changes in Internal Control over Financial Reporting

We continue to address the remediation of identified weaknesses by hiring additional finance and accounting personnel, including a new Chief Financial Officer (“CFO”) who we hired in July 2018. The CFO will monitor progress in this regard and make arrangements to obtain outside advisory and consulting services to assist with the SOX compliance effort.

Except as stated above, there were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a description of our legal proceedings, see Note 10 – Commitments and Contingencies – Litigation and Disputes in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2017, the information set forth at the beginning of Management's Discussion and Analysis entitled "Special Note Regarding Forward-Looking Information," and updates noted below, you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We have a history of significant losses, and if we do not achieve and sustain profitability, our financial condition could suffer.

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $1.2 million and $4.4 million for the three months ended June 30, 2018 and 2017, respectively, and generated net income of approximately $1.0 million and incurred a net loss of approximately $8.0 million during the six months ended June 30, 2018 and 2017, respectively, and as of June 30, 2018, our accumulated deficit was approximately $155.5 million.

Our net loss for the three months ended June 30, 2018 decreased by $3,183,382, or 72%, to $1,232,785 as compared to $4,416,167 for the three months ended June 30, 2017. The decrease was primarily attributable to a decrease in other income (expenses) of $2,695,152. Our net income (loss) for the six months ended June 30, 2018 increased by $8,485,202, or 113%, to $971,303 as compared to $(7,513,899) for the six months ended June 30, 2017. The increase was primarily attributable to an increase in other income (expenses) of $10,108,118.

If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may need to borrow additional funds or sell debt or equity securities, or some combination of both, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

We have a significant number of shares of our common stock issuable upon conversion of certain outstanding options, warrants and convertible preferred stock, and the issuance of such shares upon exercise or conversion will have a significant dilutive impact on our stockholders. Sales of a substantial number of shares of our common stock following the expiration of lock-ups may also adversely affect the market price of our common stock and the issuance of additional shares will dilute all other stockholders.

As of August 6, 2018, there are outstanding warrants and stock options to purchase 6,855,224 and 59,568 shares of our common stock, respectively.

As of August 6, 2018, there are 2,447,756 shares of common stock issuable upon conversion of our outstanding shares of series D preferred stock.

In addition, our articles of incorporation, as amended, permits the issuance of up to approximately [463 million] additional shares of common stock. Thus, we have the ability to issue a substantial number of shares of common stock in the future, which would dilute the percentage ownership held by our stockholders.

We and our officers, directors and certain stockholders have agreed, subject to customary exceptions, not to, without the prior written consent of Joseph Gunnar & Co., LLC, the representative of the underwriters in our February 2018 public offering, during the period ending on August 15, 2018 (180 days from February 16, 2018, the closing date of the public offering) in the case of our company and our directors and officers, and up to November 13, 2018 (270 days from February 16, 2018) in the case of certain stockholders, directly or indirectly, offer to sell, sell, pledge or otherwise transfer or dispose of any of shares of our common stock, enter into any swap or other derivatives transaction that transfers to another any of the economic benefits or risks of ownership of shares of our common stock, make any demand for or exercise any right or cause to be filed a registration statement with respect to the registration of any shares of common stock or securities convertible into or exercisable or exchangeable for common stock or any other securities of our company or publicly disclose the intention to do any of the foregoing.

After the lock-up agreements with certain stockholders expire: (i) on November 13, 2018 (270 days from February 16, 2018), unless waived earlier by the representative, up to 8,367,879 shares that had been locked up will be eligible for future sale in the public market. After the lock-up agreements with our directors and officers, Horton Capital and JMJ expire on August 15, 2018 (180 days from February 16, 2018), unless waived earlier by the representative, up to 7,707,819 shares (including shares of common stock issuable upon conversion of our series D preferred stock) that had been locked up will be eligible for future sale in the public market. Sales of a significant number of these shares of common stock in the public market could reduce the market price of the common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarterly period ended June 30, 2018 there have been no unregistered sales of equity securities that have not been previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation, as amended most recently on August 17, 2017.	10-K	3.1	04/17/2018

3.2	Bylaws, as amended most recently on January 29, 2018.	10-K	3.2	04/17/2018

3.3	Certificate of Designations for Series D Preferred Stock.	8-K	3.1	02/21/2018

4.1	Warrant Agency Agreement by and between the Company and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering.	8-K	4.1	02/21/2018

4.2	Form of Common Stock Purchase Warrant dated April 9, 2018.	8-K	4.1	04/18/2018

10.1	Lease Agreement, dated April 20, 2018, between Euro American Group, Inc. and Car Charging Inc.	8-K	10.1	05/15/2018

10.2	Offer Letter, dated June 15, 2018, between Blink Charging Co. and Jonathan New.	8-K	10.1	06/29/2018

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.				X

32.1*	Section 1350 Certification of Principal Executive Officer.				X

32.2*	Section 1350 Certification of Principal Financial Officer.				X

101.INS	XBRL Instance.				X

101.XSD	XBRL Schema.				X

101.PRE	XBRL Presentation.				X

101.CAL	XBRL Calculation.				X

101.DEF	XBRL Definition.				X

101.LAB	XBRL Label.				X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2018	BLINK CHARGING CO.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Executive Chairman (Principal Executive Officer)

By:	/s/ Jonathan New
Jonathan New
Chief Financial Officer (Principal Financial and Accounting Officer)

