Form 10-Q
period 2018-09-30
Blink Charging Co.
filed 2018-11-14
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of November 09, 2018, the registrant had 25,719,585 shares of common stock outstanding.

BLINK CHARGING CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)

Assets

Current Assets:
Cash and Cash Equivalents	$21,304,407	$185,151
Accounts receivable and other receivables, net	207,122	227,918
Inventory, net	765,870	247,466
Current portion of operating lease right-of-use asset	95,866	-
Prepaid expenses and other current asset	866,219	108,352

Total Current Assets	23,239,484	768,887

Property and equipment, net	350,106	376,920
Operating lease right-of-use asset, non-current portion	183,746	-
Intangible assets, net	98,430	106,167
Deferred public offering costs	-	1,367,730
Other assets	64,673	67,309

Total Assets	$23,936,439	$2,687,013

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities:
Accounts payable	$1,555,220	$4,228,073
Accrued expenses	2,737,344	23,135,344
Accrued issuable equity	1,131,474	2,939,906
Derivative liabilities	24,240	3,448,390
Current portion of convertible notes payable	-	50,000
Convertible notes payable - related party	-	747,567
Notes payable	337,966	597,966
Current portion of operating lease liabilities	95,866	-
Current portion of deferred revenue	401,458	383,771

Total Current Liabilities	6,283,568	35,531,017

Convertible notes payable, non-current portion, net of debt discount of $0 and $499,435 as of September 30, 2018 and December 31, 2017, respectively	-	3,200,096
Operating lease liabilities, non-current portion	187,548	-
Deferred revenue, non-current portion	18,456	50,283

Total Liabilities	6,489,572	38,781,396

Series B Convertible Preferred Stock, 10,000 shares designated, 0 and 8,250 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	825,000

Commitments and contingencies

Stockholders’ Equity (Deficiency):
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 0 and 11,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	11,000
Series C Convertible Preferred Stock, 250,000 shares designated, 0 and 229,551 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	230
Series D Convertible Preferred Stock, 13,000 shares designated, 5,453 and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	5	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 25,564,103 and 5,523,673 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	25,564	5,524
Additional paid-in capital	175,021,206	119,499,141
Accumulated deficit	(157,599,908)	(156,435,278)

Total Stockholders’ Equity (Deficiency)	17,446,867	(36,919,383)

Total Liabilities and Stockholders’ Equity (Deficiency)	$23,936,439	$2,687,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues:
Charging service revenue - company-owned charging stations	$320,388	$295,202	$927,485	$879,428
Product sales	102,958	157,264	381,557	367,808
Network fees	55,540	59,604	168,825	168,334
Warranty	25,099	36,484	89,458	103,188
Grant and rebate	6,724	14,978	68,062	93,798
Other	36,135	43,367	131,795	122,937

Total Revenues	546,844	606,899	1,767,182	1,735,493

Cost of Revenues:
Cost of charging services - company-owned charging stations	18,823	106,606	141,644	171,284
Host provider fees	91,564	55,047	297,296	202,432
Cost of product sales	63,583	4,661	166,403	245,832
Network costs	73,858	21,781	218,083	236,675
Warranty and repairs and maintenance	121,957	30,771	271,686	(26,325)
Depreciation and amortization	70,296	86,744	222,711	298,168
Total Cost of Revenues	440,081	305,610	1,317,823	1,128,066

Gross Profit	106,763	301,289	449,359	607,427

Operating Expenses:
Compensation	2,842,733	1,080,644	7,717,733	4,091,681
General and administrative expenses	467,073	222,399	949,592	774,482
Other operating expenses	319,537	227,927	996,529	681,630
Lease termination costs	-	-	-	300,000

Total Operating Expenses	3,629,343	1,530,970	9,663,854	5,847,793

Loss From Operations	(3,522,580)	(1,229,681)	(9,214,495)	(5,240,366)

Other Income (Expense)
Interest expense	-	(95,215)	(113,516)	(454,164)
Interest expense - related party share transfer (see Note 9)	-	-	(785,200)	-
Amortization of discount on convertible debt	-	(151,002)	(528,929)	(1,863,680)
(Loss) Gain on settlement of accounts payable, net	-	(1,014)	920,352	22,914
Loss on settlement reserve	-	(12,450,000)	(127,941)	(12,975,588)
Change in fair value of derivative and other accrued liabilities	1,349,886	(72,101,423)	4,997,721	(72,882,216)
Loss on settlement of liabilities for equity	-	(7,570,581)	(2,136,860)	(7,570,581)
Loss on deconsolidation of 350 Green	-	-	-	(97,152)
Gain on settlement of liabilities to JMJ for equity	-	-	5,800,175	-
Non-compliance penalty for SEC registration requirement	-	(21,516)	-	(73,498)
Other income	24,063	-	24,063	-
	-
Total Other Income (Expense)	1,373,949	(92,390,751)	8,049,865	(95,893,965)
	-
Net Loss	(2,148,631)	(93,620,432)	(1,164,630)	(101,134,331)
Dividend attributable to Series C shareholders	-	(828,500)	(607,800)	(2,374,300)
Deemed dividend	-	-	(23,458,931)	-
Net Loss Attributable to Common Shareholders	$(2,148,631)	$(94,448,932)	$(25,231,361)	$(103,508,631)

Net Loss Per Share
Basic	$(0.09)	$(34.68)	$(1.33)	$(52.04)
Diluted	$(0.13)	$(34.68)	$(1.47)	$(52.04)

Weighted Average Number of Common Shares Outstanding
Basic	24,867,869	2,723,437	18,916,432	1,989,022
Diluted	25,292,550	2,723,437	19,113,426	1,989,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

For the Three and Nine Months Ended September 30, 2018

(unaudited)

	Convertible Preferred Stock								Additional		Total Stockholders’
	Series A		Series C		Series D		Common Stock		Paid-In	Accumulated	(Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2018	11,000,000	$11,000	229,551	$230	-	$-	5,523,673	$5,524	$119,499,141	$(156,435,278)	$(36,919,383)

Common stock and warrants issued in public offering [1]	-	-	-	-	-	-	4,353,000	4,353	14,876,462	-	14,880,815

Common stock issued upon conversion of Series A convertible preferred stock	(11,000,000)	(11,000)	-	-	-	-	550,000	550	10,450	-	-

Common stock issued in satisfaction of Series B convertible preferred stock	-	-	-	-	-	-	223,235	223	824,777	-	825,000

Common stock issued upon conversion of Series C convertible preferred stock	-	-	(254,557)	(255)	-	-	9,111,644	9,112	(8,857)	-	-

Series D convertible preferred stock issued in satisfaction of liabilities	-	-	-	-	12,005	12	-	-	12,004,988	-	12,005,000

Common stock issued in partial satisfaction of debt and other liabilities	-	-	-	-	-	-	1,488,021	1,488	4,282,500	-	4,283,988

Warrants reclassified from derivative liabilities	-	-	-	-	-	-	-	-	36,445	-	36,445

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	-	-	(607,800)		(607,800)
Payment of dividends in kind	-	-	25,006	25	-	-	-	-	2,500,575		2,500,600

Stock-based compensation	-	-	-	-	-	-	932,328	932	2,664,343	-	2,665,275

Beneficial conversion feature of Series B and C convertible preferred stock	-	-	-	-	-	-	-	-	23,458,931	-	23,458,931

Deemed dividend related to immediate accretion of beneficial conversion of Series B and C convertible preferred stock	-	-	-	-	-	-	-	-	(23,458,931)	-	(23,458,931)

Contribution of capital - related party share transfer (see Note 8)	-	-	-	-	-	-	-	-	785,200	-	785,200

Net income	-	-	-	-	-	-	-	-	-	2,204,088	2,204,088

Balance - March 31, 2018	-	$-	-	$-	12,005	$12	22,181,901	$22,182	$156,868,224	$(154,231,190)	$2,659,228

Common stock issued in partial satisfaction of debt and other liabilities	-	-	-	-	-	-	25,669	25	69,975	-	70,000

Common stock issued upon conversion of Series D convertible preferred stock	-	-	-	-	(4,368)	(4)	1,400,000	1,400	(1,396)	-	-

Proceeds from exercise of warrants	-	-	-	-	-	-	4,033,660	4,034	17,139,022	-	17,143,056
											-
Return and retirement of common stock	-	-	-	-	-	-	(2,942,099)	(2,942)	2,942	-	-
											-
Warrants issued in satisfaction of accrued issuable equity	-	-	-	-	-	-	-	-	409,042	-	409,042
											-
Net loss	-	-	-	-	-	-	-	-	-	(1,232,785)	(1,232,785)

Balance - June 30, 2018	-	$-	-	$-	7,637	$8	24,699,131	$24,699	$174,487,809	$(155,463,975)	$19,048,541

Common stock issued upon conversion of Series D convertible preferred stock	-	-	-	-	(2,184)	(3)	700,000	700	(697)	-	-

Stock-based compensation	-	-	-	-	-	-	188,501	189	601,128	-	601,317

Return and retirement of common stock previously held as collateral	-	-	-	-	-	-	(23,529)	(24)	(67,034)	-	(67,058)

Net loss	-	-	-	-	-	-	-	-	-	(2,135,933)	(2,135,933)

Balance - September 30, 2018	-	$-	-	$-	5,453	$5	25,564,103	$25,564	$175,021,206	$(157,599,908)	$17,446,867

[1] Includes gross proceeds of $18,504,320, less issuance costs of $3,623,505.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficiency

For the Three and Nine Months Ended September 30, 2017

(unaudited)

	Convertible Preferred Stock						Additional		Non Controlling	Total
	Series A		Series C		Common Stock		Paid-In	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Deficiency

Balance - January 1, 2017	11,000,000	$11,000	150,426	$150	1,609,530	$1,610	$64,078,182	$(81,071,782)	$(3,831,314)	$(20,812,154)

Stock-based compensation	-	-	-	-	-	-	35,961	-	-	35,961

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	(754,900)	-	-	(754,900)

Net loss	-	-	-	-	-	-	-	(3,097,732)	-	(3,097,732)
Balance - March 31, 2017	11,000,000	$11,000	150,426	$150	1,609,530	$1,610	$63,359,243	$(84,169,514)	$(3,831,314)	$(24,628,825)

Stock-based compensation	-	-	-	-	-	-	25,766	-	-	25,766

Series C convertible preferred stock issued in satisfaction of public information fee	-	-	30,235	30	-	-	3,023,470	-	-	3,023,500

Series C convertible preferred stock issued in satisfaction of registration rights penalty	-	-	12,455	13	-	-	1,245,487	-	-	1,245,500

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	(790,900)	-	-	(790,900)
Payment of dividends in kind	-	-	19,050	19	-	-	1,904,981	-	-	1,905,000

Common stock issued in partial satisfaction of debt	-	-	-	-	21,166	21	181,904	-	-	181,925

Deconsolidation of 350 Green	-	-	-	-	-	-	-	-	3,831,314	3,831,314

Net loss	-	-	-	-	-	-	-	(4,416,167)	-	(4,416,167)

Balance - June 30, 2017	11,000,000	$11,000	212,166	$212	1,630,696	$1,631	$68,949,951	$(88,585,681)	$-	$(19,622,887)

Stock-based compensation	-	-	-	-	10,000	10	142,209	-	-	142,219

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	(828,500)	-	-	(828,500)
Payment of dividends in kind	-	-	8,266	8	-	-	826,492	-	-	826,500

Common stock issued in exchange for warrants	-	-	-	-	3,170,937	3,171	46,384,662	-	-	46,387,833

Impact of share rounding as a result of reverse stock split	-	-	-	-	999	1	-	-	-	1

Net loss	-	-	-	-	-	-	-	(93,620,432)	-	(93,620,432)

Balance - September 30, 2017	11,000,000	$11,000	220,432	$220	4,812,632	$4,813	$115,474,814	$(182,206,113)	$-	$(66,715,266)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Nine Months Ended
	September 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(1,164,630)	$(101,134,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	290,181	323,186
Accretion of interest expense	-	239,711
Amortization of discount on convertible debt	528,929	1,863,680
Change in fair value of derivative and other accrued liabilities	(4,997,721)	72,882,216
Loss on inducement	-	7,570,581
Provision for bad debt	80,845	38,275
Loss on settlement reserve	127,941	-
Loss on settlement of liabilities for equity	2,136,860	-
Gain on settlement of liabilities to JMJ for equity	(5,800,175)	-
Interest expense - related party share transfer (see Note 9)	785,200	-
Gain on settlement of accounts payable, net	(920,352)	(22,914)
Loss on deconsolidation of 350 Green	-	97,152
Loss on disposal of property and equipment	12,698	-
Non-compliance penalty for SEC registration requirement	-	73,498
Non-cash compensation:
Common stock	3,512,558	670,003
Options	58,664	155,938
Warrants	114,069	606,891
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(60,049)	(69,354)
Inventory	(482,496)	160,829
Prepaid expenses and other current assets	(824,925)	(27,781)
Other assets	2,636	49,536
Accounts payable and accrued expenses	(3,970,155)	14,743,743
Deferred revenue	(14,140)	(240,880)

Total Adjustments	(9,419,432)	99,114,310

Net Cash Used in Operating Activities	(10,584,062)	(2,020,021)

Cash Flows From Investing Activities
Purchases of property and equipment	(37,711)	(12,681)

Net Cash Used In Investing Activities	(37,711)	(12,681)

Cash Flows From Financing Activities
Proceeds from sale of common stock in public offering [1]	16,243,055	-
Payment of public offering costs	(1,190,082)	-
Payments of deferred offering costs	-	(38,263)
Payments of debt issuance costs	-	(72,945)
Bank overdrafts, net	-	84,144
Proceeds from issuance of convertible note payable	-	1,550,100
Proceeds from exercise of warrants	17,143,056	-
Proceeds from issuance of notes payable to non-related party	55,000	260,000
Proceeds from advance from a related party	250,000	257,645
Repayment of notes and convertible notes payable	(760,000)	(4,815)

Net Cash Provided by Financing Activities	31,741,029	2,035,866

Net Increase In Cash	21,119,256	3,164

Cash - Beginning of Period	185,151	5,898

Cash - End of Period	$21,304,407	$9,062

[1] Includes gross proceeds of $18,504,320, less issuance costs of $2,261,265 deducted directly from the offering proceeds.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

	For The Nine Months Ended
	September 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$36,132	$44

Non-cash investing and financing activities:
Common stock issued in partial satisfaction of debt and other liabilities	$4,353,988	$-
Reduction of additional paid-in capital for public offering issuance costs that were previously paid	$(172,158)	$-
Common stock issued upon conversion of Series A convertible preferred stock	$11,000	$-
Common stock issued in satisfaction of Series B convertible preferred stock	$825,000	$-
Common stock issued upon conversion of Series C convertible preferred stock	$255	$-
Common stock issued upon conversion of Series D convertible preferred stock	$7	$-
Issuance of common stock for services previously accrued	$-	$181,924
Warrants issued in satisfaction of accrued issuable equity	$409,042	$-
Return and retirement of common stock	$2,942	$-
Warrants reclassified from derivative liabilities	$36,445	$-
Accrual of contractual dividends on Series C Convertible Preferred Stock	$607,800	$2,374,300
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$2,500,600	$2,731,500
Issuance of Series C Convertible Preferred Stock in satisfaction of public information fee	$-	$3,023,500
Issuance of Series C Convertible Preferred Stock in satisfaction registration rights penalty	$-	$1,245,500
Accrual of warrant obligation in connection with issuance of notes payable	$-	$8,616
Transfer of inventory to property and equipment	$(35,908)	$(19,029)
Accrual of deferred public offering costs	$-	$407,679
Issuance or accrual of common stock, warrants and embedded conversion options as debt discount in connection with the issuance of notes payable	$-	$1,382,224
Series D convertible preferred stock issued in satisfaction of liabilities	$12,005,000	$-
Issuance of common stock in exchange for warrants	$-	$46,387,833
Return and retirement of common stock previously held as collateral	$67,058	$-

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

Blink offers its Property Partners a range of business models for EV charging equipment and services. that generally fall into one of the three business models below.

●	In the Company’s comprehensive turnkey business model, Blink owns and operates the EV charging equipment, undertakes and manages the installation, maintenance and related services, and Blink keeps substantially all of the EV charging revenue.
●

In the Company’s Hybrid business model, the Property Partner incurs the installation costs , while Blink provides the charging equipment. Blink operates and manages the EV charging station and provides connectivity of the charging station to the Blink Network.. As a result, Blink shares a greater portion of the EV charging revenue with the Property Partner than under the turnkey mode above.

●	In the Company’s Host owned business model, the Property Partner purchases, owns and manages the Blink EV charging station, incurs the installation costs of the equipment, while Blink provides site recommendations, connectivity to the Blink Network and optional maintenance services, and the Property Partner keeps substantially all of the EV charging revenue.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2018 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) as part of the Company’s Annual Report on Form 10-K on April 17, 2018, as amended on May 10, 2018.

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

LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2018, the Company had cash, working capital and an accumulated deficit of $21,304,407, $16,955,916 and $157,599,908, respectively. During the three and nine months ended September 30, 2018, the Company had a net loss of $2,135,933 and $1,164,630, respectively.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

LIQUIDITY AND FINANCIAL CONDITION - CONTINUED

On February 16, 2018, the Company closed its underwritten public offering of an aggregate 4,353,000 shares of the Company’s common stock and warrants to purchase an aggregate of 8,706,000 shares of common stock at a combined public offering price of $4.25 per unit comprised of one share and two warrants. The Public Offering resulted in $18,504,320 and $14,880,815 of gross and net proceeds, respectively, including underwriting discounts, commissions and other offering expenses of $3,623,505, which was recorded as a reduction of additional paid-in capital. Furthermore, during the nine months ended September 30, 2018, the Company issued an aggregate of 4,033,660 shares of the Company’s common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate gross proceeds of $17,143,056. See Note 8 – Stockholders’ Equity – Public Offering and Warrant Issuances for additional details.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the consolidated financial statements. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. As of September 30, 2018, the Company had cash balances in excess of FDIC insurance limits of $20,667,432 of which $18,024,063 was held in a money market account at a financial institution at September 30, 2018. No funds were held in money market accounts at December 31, 2017.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION - CONTINUED

The Company recognizes revenue primarily from five different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Network fees – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term.
●	Warranty revenue – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized at the point when a particular charging session is completed.

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues - Recognized at a Point in Time
Charging service revenue - company-owned charging stations	$320,388	$295,202	$927,485	$879,428
Product sales	102,958	157,264	381,557	367,808
Other	36,135	43,367	131,795	122,937
Total Revenues - Recognized at a Point in Time	459,481	495,833	1,440,837	1,370,173

Revenues - Recognized Over a Period of Time:
Warranty	25,099	36,484	89,458	103,188
Network fees	55,540	59,604	168,825	168,334
Total Revenues - Recognized Over a Period of Time	80,639	96,088	258,283	271,522

Total Revenue Under ASC 606	$540,120	$591,921	$1,699,120	$1,641,695

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

As of September 30, 2018, the Company had $307,134 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of September 30, 2018. The Company expects to satisfy its remaining performance obligations for network fees and warranty revenue and recognize the revenue within the next twelve months.

During the three and nine months ended September 30, 2018, the Company recognized $67,511 and $237,511, respectively, of revenues related to network fees, warranty contracts, and product sales, which was included in deferred revenues as of December 31, 2017.

During the three and nine months ended September 30, 2018, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods. The Company has elected not to disclose information about remaining performance obligations pertaining to contracts with an original expected length of one year or less, as permitted under guidance.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION - CONTINUED

Grants and rebates, which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the three and nine months ended September 30, 2018, the Company recorded $6,724 and $68,062, respectively, related to grant and rebate revenue. During the three and nine months ended September 30, 2017, the Company recorded $14,978 and $93,798, respectively, related to grant and rebate revenue. At September 30, 2018 and December 31,2017, $112,780 and $181,913 of deferred grant and rebate revenue to be amortized.

CONCENTRATIONS

During the three and nine months ended September 30, 2018, one customer accounted for 11% and less than 10% of revenues respectively. During the three and nine months ended September 30, 2017, revenues generated from one customer represented approximately 10% of the Company’s total revenue. As of September 30, 2018 and December 31, 2017, accounts receivable from this same customer amounted to less 10% of total accounts receivable. As of September 30, 2018 and December 31, 2017, accounts receivable from another significant customer were approximately 44% and 32%, respectively, of total accounts receivable.

LEASES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of operating lease right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is also required to recognize and measure new leases at the adoption date and recognize a cumulative-effect adjustment in the period of adoption using a modified retrospective approach, with certain practical expedients available.

The Company early adopted Accounting Standard Codification No. (“ASC”) 842 effective July 1, 2018 and elected to apply the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had an impact on the Company’s condensed consolidated balance sheets but did not have an impact on the Company’s condensed consolidated statements of operations or condensed consolidated statements of cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged. The adoption of ASC 842 did not have a material impact in prior periods of the current year and prior year comparative periods and as a result, a cumulative-effect adjustment was not required.

The Company provides charging services at designated locations on the hosts property at which the charging station is situated. In consideration thereof, the host shares in the monthly revenue generated by the charging station on percentage basis. As the charging station monthly revenue generated is variable, the host’s monthly revenue derived there from is similarly variable. In accordance with ASC 842 the hosts’ portion of revenue is variable and not predicated on an index or rate, as defined, these payments are not within the scope ASC 842.

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

For the three and nine months ended September 30, 2018 and 2017, the Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to common shareholders (numerator for basic earnings per share)	$(2,148,631)	$(94,448,932)	$(25,231,361)	$(103,508,631)
Less: change in fair value of derivative liabilities and other accrued liabilities	(1,040,273)	-	(2,897,095)	-
Adjusted net loss attributable to common shareholders (denominator for basic earnings per share)	$(3,188,904)	$(94,448,932)	$(28,128,456)	$(103,508,631)

Weighted average shares outstanding (denominator for basic earnings per share)	24,867,869	2,723,437	18,916,432	1,989,022
Plus: incremental shares from assumed common stock issuance	424,681	-	-	-
Plus: incremental shares from assumed conversion of debt	-	-	196,994	-
Adjusted weighted average shares outstanding (denominator for diluted earnings per share)	25,292,550	2,723,437	19,113,426	1,989,022

Basic earnings per share	$(0.09)	$(34.68)	$(1.33)	$(52.04)
Diluted earnings per share	$(0.13)	$(34.68)	$(1.47)	$(52.04)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	September 30,
	2018	2017
Convertible preferred stock	1,747,756	2,884,383
Warrants	6,852,861	266,143
Options	106,108	147,300
Convertible notes	-	19,856
Total potentially dilutive shares	8,706,725	3,317,682

RECLASSIFICATIONS

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. ASU 2018-07 expands the scope of Topic 718, Compensation — Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity — Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company early adopted ASU 2018-07 effective April 1, 2018. The adoption of ASU 2018-07 did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2018, the FASB issued Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases,” (“ASU 2018-10”). The amendments in ASU 2018-10 are to address stakeholders’ questions about how to apply certain aspects of the new guidance in ASC 842. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASC Topic 842 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company early adopted ASU 2018-10, along with ASC 842, effective July 1, 2018. The adoption of ASU 2018-10 did not have a material impact on the Company’s condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - CONTINUED

In July 2018, the FASB issued Accounting Standards Update No. 2018-11, “Leases (Topic 842): Targeted Improvements,” (“ASU 2018-11”). The amendments in ASU 2018-11 related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. The amendments in ASC Topic 842 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company early adopted ASU 2018-11, along with ASC 842, effective July 1, 2018. The adoption of ASU 2018-11 did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2018-13 and its impact on its condensed consolidated financial statements.

3. PREPAID EXPENSES AND OTHER CURRRENT ASSETS

During the nine months ended September 30, 2018, the Company entered into purchase commitments to acquire second generation charging stations with an aggregate value of $3,156,629. The Company has an aggregate deposit of $792,204 for these charging stations, which is included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet as of September 30, 2018. As of September 30, 2018, the Company had a remaining purchase commitment of $2,512,010, which will become payable upon the supplier’s delivery of the charging stations. The purchase commitments were made primarily for future sales of these charging stations.

4. ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Accrued host fees	$1,251,553	$1,657,663
Accrued professional, board and other fees	182,581	2,683,557
Accrued wages	373,898	1,016,563
Accrued commissions	2,300	883,763
Warranty payable	121,000	171,000
Accrued taxes payable	646,841	551,190
Accrued payroll taxes payable	-	632,078
Accrued interest expense	32,034	347,027
Accrued lease termination costs	-	300,000
Accrued settlement reserve costs	-	12,980,588
Dividend payable	-	1,892,800
Other accrued expenses	127,137	19,115
Total accrued expenses	$2,737,344	$23,135,344

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. ACCRUED EXPENSES – CONTINUED

ACCRUED PROFESSIONAL, BOARD AND OTHER FEES

Accrued professional, board and other fees consist of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Investment banking fees	$-	$860,183
Legal fees related to public offering	-	436,715
Professional fees	179,319	684,673
Board fees	-	608,945
Other	3,263	93,041
Total accrued professional, board and other fees	$182,582	$2,683,557

On June 8, 2017, the Board approved aggregate compensation of $490,173, compromised of $344,311 to be paid in cash and $145,862 to be paid in units, consisting of shares of the Company’s common stock and warrants (with each such warrant having an exercise price equal to the price per unit of the units sold in the public offering) at a 20% discount to the price per unit sold in the public offering to be paid to members of the Board based on the accrued amounts owed to such Board members as of March 31, 2017. The compensation will be paid by the third business day following: (i) a public offering of the Company’s securities; and (ii) the listing of the Company’s shares of common stock on the NASDAQ or other national securities exchange. During the nine months ended September 30, 2018, the Company paid $344,311 in cash and issued 80,704 shares of common stock with an issuance date fair value of $314,414.

See Note 8 – Stockholders’ Equity – Warrant Issuances. See Note 11 – Commitments and Contingencies – Taxes.

5. ACCRUED ISSUABLE EQUITY

Accrued issuable equity consists of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Warrants	$2,903	$1,154,120
Common Stock	1,039,559	1,735,047
Options	89,012	50,739
Total accrued issuable equity	$1,131,474	$2,939,906

On April 3, 2018, the Company issued 25,668 shares of common stock with an issuance date fair value of $70,000 in settlement of a liability.

On April 9, 2018, the Company issued warrants to purchase 1,030,115 shares of common stock with an issuance date fair value of $247,360, which was included within additional paid- capital.

See Note 8 – Stockholder’s Equity – Warrant Issuances and Note 12- Subsequent Events for additional information.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. NOTES PAYABLE

JMJ AGREEMENT

Pursuant to a Lockup, Conversion, and Additional Investment Agreement dated October 23, 2017, as amended on November 29, 2017, January 4, 2018, and February 1, 2018 (the “JMJ Agreement”) with JMJ Financial (“JMJ”) whereby the Company and JMJ agreed to settle the current defaults under the promissory note with JMJ upon the closing of the public offering, on February 16, 2018, the Company issued 12,005 shares of Series D Convertible Preferred Stock with an issuance date fair value of $12,005,000, which represents the fair value of securities required to be issued pursuant to the JMJ Agreement, in satisfaction of aggregate liabilities previously owed to JMJ of $17,805,175, such that the Company recorded a gain on settlement of $0 and $5,800,175 on the condensed consolidated statement of operations during the three and nine months ended September 30, 2018, respectively. The Series D Convertible Preferred Stock was determined to be permanent equity on the Company’s condensed consolidated balance sheet. See Note 8 – Stockholder’s Equity – Series D Convertible Preferred Stock for additional information.

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

OTHER NOTES

On February 14, 2018, the Company issued a note payable in the principal amount of $55,000. Interest on the notes accrues at a rate of 8% annually and is payable monthly. The note was repaid during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, in addition to the repayment of the $55,000 note discussed above, the Company made principal repayments of $160,000.

INTEREST EXPENSE

Interest expense for the three and nine months ended September 30, 2018 was $0 and $898,716 respectively. Interest expense for the three and nine months ended September 30, 2017 was $95,215 and $454,164, respectively.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Risk-free interest rate	2.12% - 2.63%	1.55-1.62%	1.62% - 2.63%	1.47%-1.62%
Contractual term (years)	0.03 - 2.75	1.28-3.75	0.25-3.25	1.28-4.00
Expected volatility	171% - 217%	114%-130%	113%-217%	114%-149%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Derivative Liabilities
Beginning balance as of January 1, 2018	$3,448,390
Exchange of derivative liability for equity	(395,175)
Reclassify derivative liability to equity	(36,445)
Issuance of warrants	-
Change in fair value of derivative liability	(2,992,530)
Ending balance as of September 30, 2018	$24,240

Warrants Payable
Beginning balance as of January 1, 2018	$1,154,120
Exchange of warrants payable for equity	(1,281,456)
Accrual of other warrant obligations	2,135,430
Change in fair value of warrants payable	(2,005,191)
Ending balance as of September 30, 2018	$2,903

See Note 5 - Accrued Issuable Equity for additional information.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. FAIR VALUE MEASUREMENT – CONTINUED

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$24,240	$24,240
Warrants payable	-	-	2,903	2,903
Total liabilities	$-	$-	$27,143	$27,143

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$3,448,390	$3,448,390
Warrants payable	-	-	1,154,120	1,154,120
Total liabilities	$-	$-	$4,602,510	$4,602,510

See Note 5 - Accrued Issuable Equity for additional information.

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

2018 INCENTIVE COMPENSATION PLAN

On September 7, 2018, the Board of the Company , as well as a majority of the Company’s shareholders approved the Company’s 2018 Incentive Compensation Plan (the “2018 Plan”), which enables the Company to grant stock options, restricted stock, dividend equivalents, stock payments, deferred stock, restricted stock units, stock appreciation rights, performance share awards, and other incentive awards to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2018 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be at least 110% of the fair market value on the date of the grant.

The 2018 Plan is to be administered by the Compensation Committee of the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2018 Plan is 5,000,000, adjusted as provided in Section 4 of the 2018 Plan. No awards may be issued on or after September 7, 2028. As of September 30, 2018, the Company issued 188,501 shares of restricted common stock pursuant the 2018 Plan to members of our Board of Directors and Management. As of September 30, 2018, there were 4,811,499 securities available for future issuance under the 2018 Plan.

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

SERIES B CONVERTIBLE PREFERRED STOCK

On March 16, 2018, pursuant to a conversion agreement dated May 19, 2017, the Company issued 223,235 shares of common stock upon automatic conversion of 8,250 shares of Series B Convertible Preferred Stock with a value of $825,000. The Company determined that the Series B Convertible Preferred Stock included a beneficial conversion feature since the commitment date market price of the Company’s common stock exceeded the effective conversion price and, as a result, the Company recorded a deemed dividend in the amount of $0 and $825,000 during the three and nine months ended September 30, 2018, respectively.

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

During the nine months ended September 30, 2018, 25,006 shares of Series C Convertible Preferred Stock were issued as payment of dividends in kind.

On March 28, 2018, pursuant to the terms of the amended Certificate of Designation, the Company issued an aggregate of 9,111,644 shares of common stock upon automatic conversion of 254,557 shares of Series C Convertible Preferred Stock. The Company determined that the Series C Convertible Preferred Stock included a beneficial conversion feature since the commitment date market price of the Company’s common stock exceeded the effective conversion price and, as a result, the Company recorded a deemed dividend in the amount of $0 and $22,633,931 during the three and nine months ended September 30, 2018, respectively.

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

See Note 6 – Notes Payable – JMJ Agreement for additional details.

On May 10, 2018 and September 12, 2018, JMJ elected to convert 4,368 and 2,184 shares of Series D Convertible Preferred Stock into 1,400,000 and 700,000 shares of the Company’s common stock, respectively, at a conversion price of $3.12 per common share. The Company determined that the Series D Convertible Preferred Stock did not include a beneficial conversion feature.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. STOCKHOLDERS’ EQUITY – CONTINUED

COMMON STOCK

See Note 8 – Stockholders’ Equity – Preferred Stock – Series D Convertible Preferred Stock, Note 9 – Related Parties – Letter Agreements and Note 11 – Commitments and Contingencies for additional details.

During the nine months ended September 30, 2018, the Company issued an aggregate of 1,513,690 shares of common stock with an aggregate issuance date fair value of $4,353,988 in satisfaction of debt and other liabilities. In connection with the issuances, the Company recorded a loss on settlement of $0 and $2,136,860 during the three and nine months ended September 30, 2018, respectively.

On August 1, 2018, the Company retired 23,529 shares of common stock previously held as collateral for a certain debt obligation. See Note 11 – Commitments and Contingencies – Litigation and Disputes for additional details.

On September 7, 2018 the Company issued an aggregate of 188,501 immediately vested shares of restricted common stock to officers and directors of the Company for services rendered. The shares had an aggregate grant date fair value of $601,318 which was recognized immediately within the statement of operations during the three and nine months ended September 30, 2018.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three and nine months ended September 30, 2018 of $737,416 and $3,685,291, respectively, and for the three and nine months ended September 30, 2017 of $322,426 and $1,432,832, respectively, which is included within compensation expense on the condensed consolidated statement of operations. As of September 30, 2018, there was $8,216 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 0.31 years.

STOCK WARRANTS

On April 9, 2018, the Company issued five-year immediately vested warrants to purchase an aggregate of 1,703,429 shares of common stock at an exercise price of $4.25 per share in satisfaction of accrued issuable equity. The Company recorded a gain of $1,726,388 on the condensed consolidated statement of operations during the three and nine months ended September 30, 2018 related to the change in fair value of the warrant liability on the date of issuance. The warrants had an issuance date fair value of $409,042, which was charged to additional paid-in capital.

During the nine months ended September 30, 2018, the Company issued an aggregate of 4,033,660 shares of the Company’s common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate cash proceeds of $17,143,056.

The following table accounts for the Company’s warrant activity for the nine months ended September 30, 2018:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, December 31, 2017	275,332	$43.15
Issued	10,795,848	4.25
Exercised	(4,033,660)	4.25
Cancelled/forfeited/expired	(184,659)	47.09
Outstanding, September 30, 2018	6,852,861	$4.66	4.4	$18,900

Exercisable, September 30, 2018	6,852,861	$4.66	4.4	$18,900

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. RELATED PARTIES

BLNK HOLDINGS TRANSFERS TO JMJ

In February 2018, prior to the closing of the public offering, Mr. Farkas reached an agreement with JMJ that, following the closing of the public offering, BLNK Holdings, an entity for which Mr. Farkas had voting power and investment power with regard to this entity’s holdings, would transfer 260,000 shares to JMJ as additional consideration for JMJ agreeing to waive its claims to $12 million as a mandatory default amount pursuant to previous agreements with the Company. This transfer took place on April 18, 2018. Prior to entering into this agreement, Mr. Farkas did not bring the matter to the entire Board for a vote. The fair value of $785,200 of the 260,000 shares of common stock that were to be transferred to JMJ by BLNK Holdings is reflected as interest expense on the Company’s condensed consolidated statements of operations during the nine months ended September 30, 2018 with a corresponding credit to additional paid-in capital.

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

10. LEASES

OPERATING LEASE

On April 20, 2018, the Company entered into a three-year operating lease agreement for 3,425 square feet of office space in Miami Beach, Florida beginning May 1, 2018 and ending May 31, 2021. The tenant and landlord have the option to cancel the contract after the first year with a 90-day written notice. As of September 30, 2018, the lease had a remaining term of approximately three years. The lease does not contain an option to extend past the existing lease term. Over the duration of the lease, payments will escalate 5% every year.

As of September 30, 2018, the Company had no leases that were classified as a financing lease. As of September 30, 2018, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses for the three and nine months ended September 30, 2018 was $68,960 and $147,113, respectively, and is recorded in other operating expenses on the condensed consolidated statements of operations. Total rent expense for the three and nine months ended September 30, 2017 was $39,976 and $117,194, respectively, and is recorded in other operating expenses on the condensed consolidated statements of operations.

Supplemental cash flows information related to leases was as follows:

Nine Months Ended September 30, 2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,538

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$323,301

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. LEASES – CONTINUED

Weighted Average Remaining Lease Term
Operating leases	2.75 years

Weighted Average Discount Rate
Operating leases	6.0%

Future minimum payments under non-cancellable leases as of September 30, 2018 were as follows:

For the Years Ending December 31,	Amount

2018	$30,495
2019	125,538
2020	131,814
2021	56,035
Total future minimum lease payments	343,882
Less: imputed interest	(60,468)
Total	$283,414

11. COMMITMENTS AND CONTINGENCIES

TAXES

The Company has not filed its Federal and State corporate income tax returns for the years ended December 31, 2014, 2015, 2016 and 2017. The Company has sustained losses for the years ended December 31, 2014, 2015, 2016 and 2017. The Company has determined that no tax liability, other than required minimums and related interest and penalties, have been incurred.

The Company is also delinquent in filing and, in certain instances, paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products. The Company accrued approximately $177,000 and $178,000 as of September 30, 2018 and December 31, 2017, respectively, related to this matter.

As of December 31, 2017, the Company was delinquent in remitting approximately $632,000 of federal and state payroll taxes withheld from employees. During the year ended December 31, 2017, the Company sent two letters to the Internal Revenue Service (“IRS”) notifying the IRS of its intention to resolve the delinquent taxes upon the receipt of additional working capital. Additionally, on March 27, 2018, the Company submitted its Forms 940 and 941 for the year ended December 31, 2017 to the IRS. As of September 30, 2018, the Company is no longer delinquent on federal and state payroll taxes, as the Company has remitted all the requisite federal and state payroll taxes withheld from employees to the appropriate taxing authorities.

LITIGATION AND DISPUTES

On January 31, 2018, ITT Cannon, Blink Network and the Company agreed that if the Company fails to consummate a registered public offering of its common stock, list such stock on NASDAQ and issue to ITT Cannon shares of the same class of the Company’s securities by February 28, 2018, the settlement agreement will expire. The public offering closed on February 16, 2018. The Company issued 47,059 shares on March 16, 2018 to ITT Cannon. This was a partial payment of the $200,000 in stock owed to ITT Cannon. On April 3, 2018 the Company issued an additional 25,669 shares to satisfy in full its obligations to ITT. As of November 9, 2018, the Company had received all charging cables due from ITT Cannon.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES - CONTINUED

From time to time, the Company is a defendant or plaintiff in various legal actions that arise in the normal course of business.

In July 2017, the Company was served with a complaint by Zwick and Banyai PLLC and Jack Zwick for breach of a written agreement and unjust enrichment for failure to pay invoices in the aggregate amount of $53,069 for services rendered, plus interest and costs. The plaintiffs’ complaint was subsequently amended in February 2018. In June 2018, the court denied the Company’s motion to dismiss the amended complaint, although the plaintiffs voluntarily withdrew certain counts in the amended complaint. In July 2018, the Company filed its answer and affirmative defense to the amended complaint denying liability. As of October 26, 2018, Company updated its affirmative defenses in its answer and the parties are proceeding with discovery. The Company intends to continue to defend this case vigorously.

350 Green, LLC

350 Green lawsuits relate solely to alleged pre-acquisition unpaid debts of 350 Green. Also, there are other unpaid creditors, aside from those noted above, that claim to be owed certain amounts for pre-acquisition work done on behalf of 350 Green solely, that potentially could file lawsuits at some point in the future.

In May 2013, JNS Power & Control Systems, Inc. (“JNS”) filed a complaint against 350 Green, LLC, a former subsidiary of the Company, alleging claims for breach of contract, specific performance and indemnity. The lawsuit arose out of an asset purchase agreement from April 2013 between JNS and 350 Green, under which JNS agreed to purchase car chargers and related assets from 350 Green. Following court judgments in favor of JNS on its claim for specific performance, in April 2016, JNS amended its complaint to add the Company, alleging an unspecified amount of lost revenues from the car chargers, among other matters, caused by the defendants. In February 2018, the parties entered into an agreement to settle the litigation. The Company purchased back the EV chargers it previously sold to JNS for: (a) shares of Common Stock worth $600,000 with a price per share equal to $4.25 (the price per share of the Offering); (b) $50,000 cash payment within ten days of the closing of the Offering; and (c) $100,000 cash payment within six months following the closing of the Offering. The Offering closed on February 16, 2018. The Company issued 141,176 shares on March 16, 2018. The Company made the $50,000 payment on March 16, 2018. JNS filed a motion to dismiss the lawsuit without prejudice on March 23, 2018 and the judge granted the motion on March 26, 2018. On March 16, 2018, the Company issued 23,529 shares of Common Stock to JNS to be held in escrow as security for the $100,000 payment. On August 2, 2018, the Company paid the $100,000 to JNS and the 23,529 shares of common stock were returned to the Company and were subsequently cancelled. See Note 8 – Stockholder’s Equity – Common Stock for additional details. Concomitantly, JNS filed a motion to dismiss the lawsuit with prejudice. On March 26, 2018, the Court dismissed the case without prejudice and with leave to reinstate by November 1, 2018.  In August 2018, the Company satisfied the last of its payment obligations to JNS, however, on October 29, 2018, JNS filed a motion to extend the date for reinstatement to January 11, 2019 to allow additional time to lift restrictions on the stock it received in the asset purchase.  On November 1, 2018, the Court granted the motion.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES – CONTINUED

LIABILITY CONVERSION AGREEMENTS - CONTINUED

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

EMPLOYMENT AGREEMENTS

On June 17, 2018, the Company entered into a two-year employment agreement with its Chief Financial Officer (“CFO”) that will be renewed automatically for an additional one-year term, unless the Company provides a notice of non-renewal at least thirty (30) days prior to the end of the term. If the Company terminates the CFO’s employment without cause (as defined in the agreement), the Company is required to continue paying a portion of the CFO’s base salary, up to $112,500. Upon shareholder approval of an omnibus incentive plan, the CFO will be entitled to awards under the plan with a value of $112,500.

On August 28, 2018, the Company entered into a two-year employment agreement with its President that will be renewed automatically for an additional one-year term, unless the Company provides a notice of non-renewal at least thirty (30) days prior to the end of the term. If the Company terminates the President’s employment without cause (as defined in the agreement), the Company is required to continue paying a portion the President’s base salary, up to $125,000. Upon shareholder approval of an omnibus incentive plan, the President will be entitled to awards under the plan with a value of $125,000. Effective October 18, 2018, the Company’s President assumed the duties and additional position of Chief Operating Officer.

12. SUBSEQUENT EVENTS

REPOSITIONING OF EXECUTIVE EMPLOYMENT AGREEMENT

On October 19, 2018, the Company entered into an agreement with its then-Chief Executive Officer (“Former CEO”), whereby the Former CEO will be repositioned as the Company’s Senior Vice President of Sales (“VP of Sales”) in conjunction with his resignation of his position as CEO. In connection with the agreement the parties agreed to the following:

●	the VP of Sales will be entitled to receive a base salary of $10,000 per month as well as commissions on sales;
●	the VP of Sales will be entitled to receive an aggregate payment of $225,000 in connection with the VP of Sales’ previous employment agreement with the Company dated July 16, 2015 payable in January 2019;
●	the VP of Sales is entitled to receive restricted common stock with an aggregate value of $250,000, half of which vests in January 2019 and half vests on October 19, 2019; and
●	all previously outstanding vested options may be exercised in accordance with their terms and all previously outstanding unvested options shall be forfeited;

COMMON STOCK ISSUANCES

Subsequent to September 30, 2018, the Company issued an aggregate of 35,482 shares of common stock for services rendered.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (and, including its subsidiaries, “Blink” and the “Company”) as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as amended, and as discussed elsewhere in this Quarterly Report on Form 10-Q particularly in Item IA - Risk Factors.

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

We offer our Property Partners a range of business models for EV charging equipment and services. that generally fall into one of the three business models below.

●

In our comprehensive turnkey business model, we own and operate the EV charging equipment, undertakes and manages the installation, maintenance and related services, and we keep substantially all of the EV charging revenue.

●

In our Hybrid business model, the Property Partner incurs installation costs, while we provide the EV charging equipment. We operate and manage the EV charging station and provide connectivity of the charging station to the Blink Network. As a result, we share a greater portion of the EV charging revenue with the Property Partner than under the turnkey business model above.

●	In our Host owned business model, the Property Partner purchases, owns and manages the Blink EV charging station incurs the installation costs of the equipment while we provide site recommendations, connectivity to the Blink Network and optional maintenance services, and the Property Partner keeps substantially all of the EV charging revenue.

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. As of October 24, 2018, what have deployed approximately 14,606 charging stations, of which 6,919 are operating on the Blink network: 5.090 are Level 2 commercial charging stations, 107 are DC Fast Charging EV stations and 1,722 are residential charging units.  Of the remaining 7,687 charging stations, 504 are Level 2 charging stations operating on other networks and approximately 7,183 are non-networked, residential charging stations. As of October 24, 2018, we have 412 charging stations that have been sold and shipped to our Property Partners that are awaiting installation and activation.

As reflected in our unaudited condensed consolidated financial statements as of September 30, 2018, we had cash, working capital and an accumulated deficit of $21,304,407, $16,955,916 and $157,599,908, respectively. During the three and nine months ended September 30, 2018, we had net losses of $2,135,933 and $1,164,630, respectively.

Consolidated Results of Operations

Three Months Ended September 30, 2018 Compared With Three Months Ended September 30, 2017

Revenues

Total revenue for the three months ended September 30, 2018 decreased by $60,055, or 10%, to $546,844 compared to $606,899 during the three months ended September 30, 2017 due to lower sales volume during the 2018 period.

Charging service revenue from Company-owned charging stations was $320,388 for the three months ended September 30, 2018 as compared to $295,202 for the three months ended September 30, 2017, an increase of $25,186, or 9.0%, primarily due a greater number of charging stations in the network as compared to the same 2017 period.

Revenue from product sales was $102,958 for the three months ended September 30, 2018 compared to $157,264 during the three months ended September 30, 2017, a decrease of $54,306 or 35%. This decrease was attributable to a lower volume of commercial units and parts sales as compared to the 2017 period.

Network fee revenues were $55,540 for the three months ended September 30, 2018 compared to $59,604 for the three months ended September 30, 2017, a decrease of $4,064 or 7%. The decrease was attributable to retroactive billing of network fees in 2017.

Warranty revenues were $25,099 for the three months ended September 30, 2018 compared to $36,484 for the three months ended September 30, 2017, a decrease of $11,385 or 31%. The decrease is primarily attributable to a property partners of host owned chargers not renewing their warranty contracts.

Grant and rebate revenue was $6,724 during the three months ended September 30, 2018, compared to $14,978 during the three months ended September 30, 2017, a decrease of $8,254, or 55%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The ability to secure grant revenues is typically unpredictable and, therefore, uncertain. The 2018 revenue was related to the amortization of previous years’ grants.

Other revenue decreased by $7,232 to $36,135 for the three months ended September 30, 2018 as compared to $43,367 for the three months ended September 30, 2017. The decrease was primarily attributable to in host owned station charging revenue.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended September 30, 2018 were $440,081 as compared to $305,610 for the three months ended September 30, 2017, an increase of $134,471 or 44%. There is a degree of variability in our costs in relationship to our revenues from period to period. primarily due to:

(i)	Electricity reimbursements which are unique to those Property Partner host agreements which provide for such reimbursements
(ii)	Revenue share payments are predicated on the contractual obligation under the Property Partner agreement and the revenue generated by the applicable chargers.
(iii)	Cost of charging stations sold is predicated on the mix of types of charging stations and parts sold during the period
(iv)	Network costs are fixed in nature based on the number of chargers connected to the telco network regardless of regardless of whether the charger generates revenue.
(v)	Warranty and repairs and maintenance expenses are based on both the number of service cases completed during the period and the number of service cases awaiting service as of the end of the period.

Cost of charging services-company-owned charging stations (electricity reimbursements) decreased by $87,783 to $18,823 for the three months ended September 30, 2018 as compared to $106,606 for the three months ended September 30, 2017 or 82%. The decrease is attributable in 2018 to the mix of charging stations generating charging service revenues requiring electricity reimbursement.

Host provider fees increased by $36,517, or 66%, to $91,564 during the three months ended September 30, 2018 as compared to $55,047 during the three months ended September 30, 2017. This increase was a result of more recently installed Company owned charging station installations having higher revenue share obligations during the three months ended September 30, 2018 as compared to the same 2017 period.

Cost of product sales increased by $58,922 or 1,264% from $4,661 for the three months ended September 30, 2017 as compared to $63,583 for the three months ended September 30, 2018. The cost of product sales is based on the mix of types of charging stations and parts sold. The 2018 period included a write-off of obsolete inventory of $18,558 The 2017 period included a change in estimate of chargers sold in the period that were previously thought to have a lower net realizable value than the prices that they were actually sold for.

Network costs increased by $52,077, or 239%, to $73,858 during the three months ended September 30, 2018 as compared to $21,781 during the three months ended September 30, 2017. The 2017 period was understated due to over-accruals in prior 2017 periods. The 2017 period included a change in estimate as a result of prior period over accruals in 2017.

Warranty and repairs and maintenance costs increased by $91,186, or 296%, to $121,957 during the three months ended September 30, 2018 from $ 30,771 during the three months ended September 30, 2017. In  2017, our actual cost of fulfilling warranty obligations were less than expected  as warranty work was performed by employees at a lower cost than estimated. In 2018, in order to resolve the warranty backlog issue, the Company retained third parties to perform these services at a cost more closely approximating the estimate.

Depreciation and amortization expense declined by $16,448, or 19%, to $70,296 for the three months ended September 30, 2018 as compared to $86,744 for the three months ended September 30, 2017, as additional underlying assets became fully depreciated during 2018.

Operating Expenses

Compensation expense increased by $1,762,089, or 163%, to $2,842,733 (consisting of approximately $2.1 million of cash compensation and approximately $0.7 million of non-cash compensation) for the three months ended September 30, 2018. Compensation expense was $1,080,644 (consisting of approximately $0.8 million of cash compensation and approximately $0.3 million of non-cash compensation) for the three months ended September 30, 2017. The increase was primarily attributable to increased payroll and related tax expenses of $507,283 to $1,136,455 during the three months ended September 30, 2018 compared to $629,172 during the 2017 period due to the hiring of additional employees and senior management. Furthermore, $1,097,770 of the compensation expense increase was due to non-cash stock based compensation, inclusive of payroll tax gross ups, granted to officers and directors of Company during the period. Recruiting fees related to the hiring of additional senior management in 2018 resulted in $156,735 of fees in 2018.

General and administrative expenses increased by $244,674, or 110%, to $467,073 for the three months ended September 30, 2018. General and administrative expenses were $222,399 for the three months ended September 30, 2017. The increase was primarily due to increased legal fees of $111,392 to $157,282 during the three months ended September 30, 2018 compared to $45,890 during the three months ended September 30, 2017. This increase was attributable to current invoices received for $108,000 in professional services rendered in prior periods of 2018. Additionally, we incurred $83,490 in investor relations fees during the three months ended September 30, 2018. Furthermore, our annual shareholder meeting was held on September 7, 2018 resulting in incremental expenses specific to the period totaling $69,027. Audit and valuation fees decreased by $37,161 or 41% from $89,545 in the 2017 period to $52,384 in the 2018 period.

Other operating expenses increased by $78,912, or 35%, to $306,839 for the three months ended September 30, 2018 from $227,927 for the three months ended September 30, 2017. The increase was primarily attributable to an increase in rent expense of $51,918 related to our move to a larger office space in Miami Beach, Florida and our leasing of additional adjacent space to our existing Phoenix, Arizona location during the three months ended September 30, 2018 offset by a decrease in storage facility rentals of $19,935. Additionally, there was an increase in software development expense of $27,263 in order to enhance our existing systems as well as increase in taxes associated with company owned charging stations of $28,765 during the three months ended September 30, 2018 as a result of a higher provision during the 2018 period relating to the increase in the number of Company owned chargers.

Other Income (Expense)

Other income (expense) decreased by $93,764,700, or 101%, to income of $1,373,949 for the three months ended September 30, 2018 as compared to an expense of $92,390,751 for the three months ended September 30, 2017. The decrease was primarily attributable to 2017 items consisting of:

●	a non-cash change in fair value of derivative and other accrued liabilities of approximately $72.1 million of which approximately $43.8 million was primarily attributable to the quantity of warrants held by our Executive Chairman not being subject to our Reverse Split, which, as a result of the Reverse Split, caused them to increase in value;
●	The increase in other expense was also attributable to a loss on settlement reserve of $12.5 million, which was primarily related to our default on our note with JMJ, and
●	a non-cash loss on the settlement of liabilities for equity of approximately $7.6 million which related to exchange agreements whereby the value consideration received by the counterparty exceeded the carrying value of the liability.

Other income in 2018 consisted primarily of a change in fair value of derivative liabilities and accrued liabilities.

Net Loss

Our net loss for the three months ended September 30, 2018 decreased by $91,484,499, or 98%, to $2,135,933 as compared to $93,620,432 for the three months ended September 30, 2017. The decrease was primarily attributable to an increase in other income (expenses) of $93,764,700. Our net loss attributable to common shareholders for the three months ended September 30, 2018 decreased by $92,312,999, or 98% from $94,448,932 to $2,135,933 for the aforementioned reasons and due to a decrease in the dividend attributable to Series C Convertible Preferred shareholders of $828,500.

Nine Months Ended September 30, 2018 Compared With Nine Months Ended September 30, 2017

Revenues

Total revenue for the nine months ended September 30, 2018 increased by $31,689, or 2%, to $1,767,182 compared to $1,735,493 during the nine months ended September 30, 2017.

Charging service revenue company-owned charging stations was $927,485 for the nine months ended September 30, 2018 compared to $879,428 for the nine months ended September 30, 2017, an increase of $48,057, or 5%. The increase was attributable to a greater number of charging stations in the network as compared to the same 2017 period.

Revenue from product sales was $381,557 for the nine months ended September 30, 2018 compared to $367,808 during the nine months ended September 30, 2017, an increase of $13,749, or 4%. This increase was attributable to a higher volume of commercial units as compared to the same 2017 period.

Network fee revenues were $168,825 for the three months ended September 30, 2018 compared to $168,334 for the three months ended September 30, 2017, an increase of $491.

Warranty revenue was $89,458 for the nine months ended September 30, 2018, compared to $103,188 for the nine months ended September 30, 2017, a decrease of $13,730 or 13%. The decrease is primarily attributable to property partners of host owned charger not renewing their warranty contracts.

Grant and rebate revenue was $68,062 during the nine months ended September 30, 2018, compared to $93,798 during the nine months ended September 30, 2017, a decrease of $25,736, or 27%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The ability to secure grant revenues is typically unpredictable and, therefore, uncertain. The 2018 revenue was related to the amortization of previous years’ grants

Other revenue increased by $8,858 or 7% to $131,795 for the nine months ended September 30, 2018 as compared to $122,937 for the nine months ended September 30, 2017. The increase was primarily attributable to an increase in charging revenue from host-owned stations as a result of property owners converting their charging stations from host-owned to company-owned.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the nine months ended September 30, 2018 were $1,317,823 as compared to $1,128,066 for the nine months ended September 30, 2017, an increase of $189,757 or 17%. There is a degree of variability in our costs in relationship to our revenues from period to period. primarily due to:

(vi)	Electricity reimbursements which are unique to those Property Partner host agreements which provide for such reimbursements
(vii)	Revenue share payments are predicated on the contractual obligation under the Property Partner agreement and the revenue generated by the applicable chargers.
(viii)	Cost of charging stations sold is predicated on the mix of types of charging stations and parts sold during the period
(ix)	Network costs are fixed in nature based on the number of chargers connected to the telco network regardless of regardless of whether the charger generates revenue.
(x)	Warranty and repairs and maintenance expenses are based on both the number of service cases completed during the period and the number of service cases awaiting service as of the end of the period.

Cost of charging services-company-owned charging stations (electricity reimbursements) decreased by $29,640 to $141,644 for the nine months ended September 30, 2018 as compared to $171,284 for the nine months ended September 30, 2017 or 17%. The decrease is attributable in 2018 to the mix of charging stations generating charging service revenues requiring electricity reimbursement.

Host provider fees increased by $94,864, or 47%, to $297,296 during the nine months ended September 30, 2018 as compared to $202,432 during the nine months ended September 30, 2017. This increase was a result of more recently installed Company owned charging station installations having higher revenue share obligations during the three months ended September 30, 2018 as compared to the same 2017 period.

Cost of product sales decreased by $79,429 or 32% from $245,832 for the three months ended September 30, 2017 as compared to $166,403 for the three months ended September 30, 2018. The cost of product sales is based on the mix of types of charging stations and parts sold.

Network costs decreased by $18,592, or 8%, to $218,083 during the nine months ended September 30, 2018 as compared to $236,675 during the nine months ended September 30, 2017. This decrease was attributed to renegotiated contracts with connectivity service providers (telco).

Warranty and repairs and maintenance costs increased by $298,011, or 1,132%, to $271,686 during the nine months ended September 30, 2018 from $(26,325) during the nine months ended September 30, 2017. In  2017, our actual cost of fulfilling warranty obligations were less than expected  as warranty work was performed by employees at a lower cost than estimated. In 2018, in order to resolve the warranty backlog issue, the Company retained third parties to perform these services at a cost more closely approximating the estimate.

Depreciation and amortization expense declined by $75,457, or 25%, to $222,711 for the nine months ended September 30, 2018 as compared to $298,168 for the nine months ended September 30, 2017, as additional underlying assets became fully depreciated during 2018.

Operating Expenses

Compensation expense increased by $3,626,052, or 89%, from $4,091,681 (consisting of approximately $2.7 million of cash compensation and approximately $1.4 million of non-cash compensation) for the nine months ended September 30, 2017 to $7,717,733 (consisting of approximately $4.0 million of cash compensation and approximately $3.7 million of non-cash compensation) for the nine months ended September 30, 2018.

The increase was primarily attributable to increased payroll expenses of $640,601 to $2,542,494 during the nine months ended September 30, 2018 compared to $1,901,893 during the 2017 period. The increase was primarily attributable to increased payroll and related tax expenses of $655,101 to $2,761,987 during the nine months ended September 30, 2018 compared to $2,106,886 during the 2017 period due to the hiring of additional employees and senior management. Furthermore, $3,106,475 of the compensation expense increase was due to stock based compensation, inclusive of payroll tax gross ups, granted to officers and directors of Company during the period. Recruiting fees related to the hiring of additional senior management in 2018 resulted in $156,735 of fees in 2018. This increase was partially offset, by a decrease in commissions expense of $276,239 to $12,229 during the nine months ended September 30, 2018, compared to $288,468 during the nine months ended September 30, 2017 as the old commissions program was terminated during the 2018 period

General and administrative expenses increased by $175,110, or 23%, from $774,482 for the nine months ended September 30, 2017 to $949,592 for the three months ended September 30, 2018. Investor relations fees increased by $189,890 during the nine months ended September 30, 2018 as investor relations professionals were initially retained in 2018. Furthermore, our annual shareholder meeting was held on September 7, 2018 resulting in incremental expenses specific to the period totaling $91,776. This was partially offset in a decrease in legal fees of $149,909 during the three months ended September 30, 2018 compared to the 2017 period as result of a decrease in litigation matters.

Other operating expenses increased by $314,899, or 46%, from $681,630 for the nine months ended September 30, 2017 to $996,529 for the nine months ended September 30, 2018. The increase was primarily attributable to an increase in rent expense of $58,049 related to our move to a larger office space within Miami Beach, Florida and our leasing of additional adjacent space to our existing Phoenix, Arizona location during the three months ended September 30, 2018 offset by a decrease in storage facility rentals of $28,130. Additionally, there was an increase in second generation electric charger product development expense of $93,554 as well as an increase in personal property tax expense of $36,902 as a result of a higher provision during the 2018 period relating to the increase in the number of Company owned chargers. Past due sales, payroll taxes and related penalties resulted in an increased expense of $92,317.

Other Income (Expense)

Other income (expense) increased by $103,943,830 from an expense of $95,893,965 for the nine months ended September 30, 2017 to income of $8,049,865 for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, we settled approximately $17.8 million of obligations to JMJ with the issuance of Series D Convertible Preferred Stock, which resulted in a gain of approximately $5.8 million. Additionally, we realized a decrease in the change in fair value of derivative and other accrued liabilities of $77,879,937 to $4,997,721 during the nine months ended September 30, 2018 compared to $72,882,216 of expense during the nine months ended September 30, 2017 as a result of warrant holders exchanging their warrants for equity. During the nine months ended September 30, 2018 we recorded a gain on the settlement of accounts payable of $920,352 which increased by $897,438 from $22,914 during the nine months ended September 30, 2017 period. This increase was due to liabilities being settled pursuant to agreements contingent upon the closing of our public offering on February 16, 2018. These items were offset by a loss on settlement of liabilities for equity of approximately $2.1 million, a reduction in amortization of debt discount of $1,334,751, as well as a charge of $785,200 related to a contribution of capital by the Executive Chairman during the nine months ended September 30, 2018. During the nine months ended September 30, 2018 we recorded a loss on settlement reserve of $127,941 from $12,975,588 during the nine months ended September 30, 2017 a decrease of $12,847,647 this was a result of our default on obligations to JMJ of approximately $12.5 million.

Net Loss

Our net loss for the nine months ended September 30, 2018 decreased by $99,969,701, or 99%, to $1,164,630 as compared to $101,134,331 for the nine months ended September 30, 2017. The decrease was primarily attributable to an increase in other income (expenses) of $103,931,132. Our net loss attributable to common shareholders for the nine months ended September 30, 2018 decreased by $78,277,270 or 76%, from $103,508,631 to $25,231,361 for the aforementioned reasons and due to an decrease in the dividend attributable to Series C Convertible Preferred shareholders of $607,800, as well as the deemed dividend attributable to the immediate accretion of the beneficial conversion feature related to the Series B and C Convertible Preferred Stock of $23,458,931.

Liquidity and Capital Resources

On February 16, 2018, we closed our underwritten public offering of an aggregate 4,353,000 shares of common stock and warrants to purchase an aggregate of 8,706,000 shares of common stock at a combined public offering price of $4.25 per unit comprised of one share and two warrants. The Public Offering resulted in $18,504,320 and $14,880,815 of gross and net proceeds, respectively, including underwriting discounts, commissions and other offering expenses of $3,623,505, which was recorded as a reduction of additional paid-in capital. Furthermore, during the nine months ended September 30, 2018, we issued an aggregate of 4,033,660 shares of common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate gross proceeds of $17,143,056.

We measure our liquidity in a number of ways, including the following:

	September 30, 2018	December 31, 2017
	(unaudited)

Cash	$21,304,407	$185,151

Working Capital (Deficiency)	$16,955,916	$(34,762,130)

Notes Payable (Gross)	$337,966	$5,095,064

During the nine months ended September 30, 2018, we financed our activities from proceeds derived from debt and equity financing. A significant portion of the funds raised from the sale of capital stock has been used to repay certain debt and other obligations, cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the nine months ended September 30, 2018 and 2017, we used cash of $10,584,061 and $2,020,021, respectively, in operations. Our cash used for the nine months ended September 30, 2018 was primarily attributable to our net loss of $1,164,630, reduced by net non-cash income in the aggregate amount of $4,070,303, and by $5,349,129 of net cash used in changes in the levels of operating assets and liabilities. Our cash used for the nine months ended September 30, 2017 was primarily attributable to our net loss of $101,134,331, adjusted for net non-cash expenses in the aggregate amount of $84,498,217, partially offset by $14,616,093 of net cash provided by changes in the levels of operating assets and liabilities.

During the nine months ended September 30, 2018, cash used in investing activities was $37,711, which was used to purchase charging stations and other fixed assets. Net cash used in investing activities was $12,681 during the nine months ended September 30, 2017, which was used to purchase charger cables.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $31,741,028, of which $15,052,973 was attributable to the net proceeds from the sale of common stock and warrants in our public offering, and $17,143,055 in proceeds derived from investors in our public offering subsequently exercising their purchased warrants to purchase our common stock. Additionally, $305,000 was provided in connection with the issuances of notes payable, offset by the repayment of notes payable of $760,000 from public offering proceeds. Net cash provided by financing activities for the nine months ended September 30, 2017 was $2,035,866, of which $2,067,745 was provided in connection with the issuance of convertible notes payable partially offset by $38,263 of payment of future offering costs,

Through September 30, 2018, we incurred an accumulated deficit since inception of $157,599,908. As of September 30, 2018, we had cash and working capital of $21,304,407 and $16,955,916, respectively. During the three and nine months ended September 30, 2018, we had net loss of $2,135,933 and $1,164,630, respectively.

During the nine months ended September 30, 2018, the Company entered into purchase commitments to acquire second generation charging stations with an aggregate value of $3,156,629. The Company has an aggregate deposit of $792,204 for these charging stations, which is included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet as of September 30, 2018. As of September 30, 2018, the Company had a remaining purchase commitment of $2,512,010, which will come due upon delivery of the charging stations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures of the Company’s Form 10-K for the fiscal year ended December 31, 2017, under the heading “Management’s Report on Internal Control Over Financial Reporting” and that continued to exist as of September 30, 2018.

Changes in Internal Control over Financial Reporting

We continue to address the remediation of identified material weaknesses by hiring additional finance and accounting personnel, including a new Chief Financial Officer (“CFO”) who we hired in July 2018. The CFO will monitor progress in this regard and make arrangements to obtain outside advisory and consulting services to assist with the SOX compliance effort.

Effective July 1, 2018, we adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“ASC 842”). ASC 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to lease evaluation for the three and nine months ended September 30, 2018. These changes include updated accounting policies affected by ASC 842 as well as redesigned internal controls over financial reporting related to ASC 842 implementation. Additionally, management has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements.

Except as stated above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a description of our legal proceedings, see Note 11 – Commitments and Contingencies – Litigation and Disputes in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2017, the information set forth at the beginning of Management’s Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information,” and updates noted below, you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our common stock could decline, and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We have a history of significant losses, and if we do not achieve and sustain profitability, our financial condition could suffer.

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $2,135,933 and $93,620,432 for the three months ended September 30, 2018 and 2017, respectively, and incurred net losses of approximately $1,164,630 and incurred a net loss of approximately $101,134,331 during the nine months ended September 30, 2018 and 2017, respectively. Our accumulated deficit at September 30, 2018 is $157,599,908.

Our net loss for the three months ended September 30, 2018 decreased by $91,484,499, or 98%, to $2,135,933 as compared to $93,620,432 for the three months ended September 30, 2017. The decrease was primarily attributable to a decrease in other income (expenses) of $93,764,700. Our net loss for the nine months ended September 30, 2018 decreased by $99,969,701, or 99%, to $1,164,630 as compared to $101,134,331 for the nine months ended September 30, 2017. The decrease was primarily attributable to an increase in other income (expenses) of $103,931,132.

If our revenue grows more slowly than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are attained, we may need to borrow additional funds or sell debt or equity securities, or some combination of both, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

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

As of November 9, 2018, there are outstanding warrants and stock options to purchase 6,852,861 and 58,968 shares of our common stock, respectively.

As of November 9, 2018, there are 1,747,756 shares of common stock issuable upon conversion of our outstanding shares of Series D preferred stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 16, 2018, we issued 443,542 shares of our common stock with a fair value of $1,284,271 at issuance date in satisfaction of liabilities.

On March 20, 2018, we issued 141,582 shares of our common stock with a fair value of $461,251 at issuance date in satisfaction of liabilities.

On March 22, 2018, we issued 1,835,225 shares of our common stock with a fair value of $5,249,743 at issuance date in satisfaction of liabilities.

On April 3, 2018, we issued 25,669 shares of our common stock with a fair value of $70,000 at issuance date in satisfaction of liabilities.

On September 7, 2018, we issued 188,501 shares of our common stock with a fair value of $601,318 at issuance date in satisfaction of liabilities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation, as amended August 17, 2017.	10-K	3.1	04/17/2018

3.2	Bylaws, as amended on January 29, 2018.	10-K	3.2	04/17/2018

3.3	Certificate of Designations for Series D Preferred Stock.	8-K	3.1	02/21/2018

4.1	Warrant Agency Agreement between Blink Charging Co. and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering.	8-K	4.1	02/21/2018

4.2	Form of Common Stock Purchase Warrant dated April 9, 2018.	8-K	4.1	04/18/2018

10.6.1	Offer Letter, dated August 28, 2018, between Blink Charging Co. and James Christodoulou.	8-K	10.1	08/30/2018

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.				X

32.1*	Section 1350 Certification of Principal Executive Officer.				X

32.2*	Section 1350 Certification of Principal Financial Officer.				X

101.INS	XBRL Instance.	X

101.XSD	XBRL Schema.	X

101.PRE	XBRL Presentation.	X

101.CAL	XBRL Calculation.	X

101.DEF	XBRL Definition.	X

101.LAB	XBRL Label.	X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2018	BLINK CHARGING CO.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Executive Chairman and Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jonathan New
Jonathan New
Chief Financial Officer (Principal Financial and Accounting Officer)

