Form 10-K
period 2018-12-31
Blink Charging Co.
filed 2019-04-01
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-38392

BLINK CHARGING CO.

(Exact name of registrant as specified in its charter)

Nevada	03-0608147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

407 Lincoln Road, Suite 704
Miami Beach, Florida	33139-3024
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 521-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share Common Stock Purchase Warrants	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (17,886,292 shares) computed by reference to the price at which the common equity was last sold ($5.13) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018): $91,654,078.

As of March 25, 2019, the registrant had 26,223,809 outstanding shares of common stock.

Documents Incorporated by Reference: None.

(i)

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1934, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Forward-looking statements present our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties and include statements regarding, among other things, our projected revenue growth and profitability, our growth strategies and opportunity, anticipated trends in our market and our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology.

Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

●	according to UBS Evidence Lab, almost one in every sixth car sold in the world will be electric by 2025, global sales of electric vehicles should hit 16.5 million and make up 16% of all car sales by then;

●	that the EV charger industry as a whole is undercapitalized to deliver the full potential of the expected EV market growth in the near future;

●	that we expect to retain our leadership position with new capital;

●	that we do not anticipate paying any cash dividends on our common stock;

●	that we anticipate continuing to expand our revenues by selling our next generation of EV charging equipment, expanding Blink owned and operated charging equipment, expanding our sales channels, and implementing EV charging station occupancy fees (fees for remaining connected to the charging station beyond an allotted grace period after charging is completed), subscription plans for our Blink-owned public charging locations, and advertising fees; and

●	that we are unique in our ability to offer various business models to Property Partners (as defined herein) and leverage our technology to meet the needs of both Property Partners and EV drivers.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;

●	increased levels of competition;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	our relationships with our key customers;

●	adverse conditions in the industries in which our customers operate;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights; and

●	other risks, including those described in the “Risk Factors” section of this Report.

(ii)

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made.

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

In this Report, unless otherwise indicated or the context otherwise requires, “Blink,” “we,” “us” or “our” refer to Blink Charging Co., a Nevada corporation, and its consolidated subsidiaries.

The mark “Blink” is our registered trademark in the United States and, in the name of Ecotality, Inc. (whose assets we acquired in October 2013), in Australia, China, Hong Kong, Indonesia, Japan, South Korea, Malaysia, Mexico, New Zealand, Philippines, South Africa, Singapore, Switzerland, Taiwan, and is a trademark registered in the European Union under the Madrid Protocol. We have registered other trademarks and also use certain trademarks, trade names, and logos that have not been registered. We claim common law rights to these unregistered trademarks, trade names and logos.

Our 1-for-50 reverse stock split of the outstanding shares of our common stock (the “Reverse Stock Split”) was effected on August 29, 2017. All share and per share information in this Report have been retroactively adjusted for all periods presented, unless otherwise indicated, to give effect to the Reverse Stock Split, including the financial statements and notes thereto.

(iii)

PART I

ITEM 1.	BUSINESS.

Overview

Blink Charging Co., through its wholly-owned subsidiaries (collectively, the “Company” or “Blink”), is a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services. Blink offers both residential and commercial EV charging equipment, enabling EV drivers to easily recharge at various location types. Blink’s principal line of products and services is its Blink EV charging network (the “Blink Network”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and EV-related services. The Blink Network is a proprietary cloud-based software that operates, maintains, and tracks the Blink EV charging stations and their associated charging data. The Blink Network provides property owners, managers, and parking companies (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations, payment processing, and provides EV drivers with vital station information including station location, availability, and applicable fees. Blink offers its Property Partners a range of business models for EV charging equipment and services. that generally fall into one of the three business models below.

● In the Company’s comprehensive turnkey business model, Blink owns and operates the EV charging station, undertakes and manages the installation, maintenance and related services, and Blink keeps substantially all of the EV charging revenue.

● In the Company’s Hybrid business model, the Property Partner incurs the installation costs, while Blink provides the charging equipment. Blink operates and manages the EV charging station and provides connectivity of the charging station to the Blink Network. As a result, Blink shares a greater portion of the EV charging revenue with the Property Partner than under the turnkey mode above.

● In the Company’s Host owned business model, the Property Partner purchases, owns and manages the Blink EV charging station, incurs the installation costs of the equipment, while Blink provides site recommendations, connectivity to the Blink Network and optional maintenance services, and the Property Partner keeps substantially all of the EV charging revenue.

Blink is dedicated to slowing climate change by reducing greenhouse gas emissions caused by transportation.We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations.

As of March 25, 2019, we had approximately 14,583 charging stations deployed, of which, 5,072 were Level 2 commercial charging units, 107 were DC Fast Charging EV chargers and 1,675 were residential charging units in service on the Blink Network. Additionally, as of March 25, 2019, we had approximately 394 Level 2 commercial charging units on other networks and there were also approximately 7,335 non-networked, residential Blink EV charging stations. The non-networked, residential Blink EV charging stations are all host owned.

On February 16, 2018, we closed our underwritten public offering of an aggregate 4,353,000 shares of common stock and warrants to purchase 8,706,000 shares of common stock at a combined public offering price of $4.25 per unit comprised of one share and two warrants. The public offering resulted in approximately $18.5 million of gross proceeds, less underwriting discounts and commissions and other offering expenses of approximately $4.4 million, for aggregate net proceeds of approximately $14.9 million. The common stock and warrants were approved to list on the Nasdaq Capital Market under the symbols BLNK and BLNKW, respectively, and began trading on February 14, 2018.

Industry Overview

We believe that the market for plug-in electric vehicles experienced significant growth in recent years in response to consumer demand for vehicles with greater fuel efficiency, higher performance, and lower environmental emissions. We believe that the demand for EVs has also been spurred in part by federal and state fuel economy standards and other state and local incentives and rebates for EVs. For example, the states of California, Oregon, New York, Maryland, Massachusetts and others have created mandates for EVs with the goal of more than 6.8 million EVs on the road by 2030. Further, there has been a shift in demand from ownership to car-sharing that is expected to boost demand for EV fleets. In response, major auto makers and OEMs have accelerated the development and production of EV models, with more than 70 EV models currently available from Tesla, Nissan, Kia, GM, Ford, Fiat, BMW, Mercedes-Benz, Audi, Volkswagen, Toyota, Mitsubishi, Land Rover, Porsche and others. According to the J.P. Morgan global research, global sales of plug-in electric vehicles are estimated to grow to 8.4 million units, or 7.7% of all vehicles sold, by 2025.

Additionally, while oil and gas prices continue to experience spikes and fluctuations, the cost of battery technology continues to fall as the battery industry achieves scale. J.P. Morgan’s research further indicates that as battery production accelerates, production of EV and internal combustion engine technology could reach cost parity, for compact vehicles, by 2020. We believe that cost parity in production will mean more affordable EVs which in turn will mean more EV adoption by consumers. The growth in EV adoption must be met with an expansion of the existing EV charging infrastructure.

It is our belief that a major impediment to EV adoption, by consumers, continues to be the lack of EV charging infrastructure, which is a problem that Blink, the major utilities, and the federal, state, and local government are working to solve. According to Navigant Research, the global market for EV supply equipment is expected to grow from 505,000 units in 2016 to 6,100,000 units in 2025.

While many believe that the majority of EV charging occurs at home, we believe that there is a need for a robust, pervasive public EV charging infrastructure is required to eliminate drivers’ range anxiety (that is the worried feeling while driving an electric car caused by drivers thinking they might run out of power before reaching their destination). In addition to providing strategic, public charging stations, we believe that it is necessary to provide EV charging solutions to those drivers that do not live in single-family homes with their own parking but live in multifamily residential apartment buildings and condominiums with shared parking facilities. While there are a few leading competitors and various smaller EV charging equipment or service providers that have emerged in the market, we believe their products and services are limited and typically involve the provision of third-party equipment or utilization of a third-party network.

Our EV Charging Solutions

We offer a broad range of EV charging products and services to Property Partners and EV drivers.

EV Charging Products

●	Level 2. We offer Level 2 (AC) EV charging equipment, which is ideal for commercial and residential use, and has the standard J1772 connector, which is compatible with all major auto manufacturer electric vehicle models. Our commercial equipment is available in pedestal or wall mount configurations, with the ability to connect to our Blink Network. Our non-networked residential product, Blink HQ, is available in a wall-mount configuration and offers a delay start feature that allows users to optimize charging by utility rates. Level 2 charging stations typically provide a full charge in two to eight hours. Level 2 chargers are ideally suited for low-cost installations and frequently used parking locations, such as workplace, multifamily residential, retail and mixed-use, parking garages, municipalities, colleges/schools, hospitals and airports.

●	DCFC. Our DC Fast Charging equipment (“DCFC”) currently has the ‘CHAdeMo’ connector, which is compatible with Nissan, Kia and Tesla electric vehicle models (additional models may be potentially available in the future), and typically provides an 80% charge in less than 30 minutes. Installation of DCFC stations and grid requirements are typically greater than Level 2 charging stations and are ideally suited for transportation hubs and locations between travel destinations.

We have enhanced our current equipment line by offering a new generation of EV charging equipment. Blink’s latest generation of EV charging equipment offers a modern, stylish appearance, the versatility of both wall and pedestal configurations, and peer-to-peer architecture, which provides the ability to support a single primary charger and multiple secondary chargers. Additionally, the new generation of our EV charging hardware considerably reduces the current standard charging times within the industry and adds new network features, including near-field communication (NFC) payment capabilities.

EV Charging Services

●	Blink Network. Our proprietary, cloud-based Blink Network allows us to share convenient and advantageous station management features and pertinent data with Property Partners and EV drivers through user interfaces. These features include real-time station status, payment processing, detailed charging session information, and monitoring and troubleshooting stations remotely, as well as standard and customized reporting capabilities on, among others, energy dispensed, greenhouse gases reduced, oil barrels saved and gallons of fuel saved.

●	Blink Mobile application. Our proprietary mobile application, available for iOS and Android, provides EV drivers with vital station information, including the ability to locate EV charging stations on the Blink Network, view real-time station status information, pay and initiate EV charging sessions, become a Blink member, and manage their Blink account (billing information, radio frequency identification cards, text messaging and email notifications).

Competitive Advantages/Operational Strengths

Early Mover Advantage. We continue to leverage our large and defendable first mover advantage and the digital customer experience we have created for both drivers and Property Partners. As of December 31, 2018, we have more than 140,000 drivers registered with Blink as compared to approximately 111,000 registered drivers at December 31, 2017.

Long-Term Contracts with Property Owners. We have strategic and often long-term agreements with location exclusivity for Property Partners across numerous transit/destination locations, including airports, car dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condo, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. We have hundreds of Property Partners that include well-recognized companies, large municipalities and local businesses. Representative examples are Caltrans, Porsche Design Tower, Carl’s Jr., City of Azusa, City of Chula Vista, City of Springfield, City of Tucson, Federal Realty, Fred Meyer Stores, Inc., Fry’s Food & Drug, Inc., Garage Management Company, Icon Parking, IKEA, iPark, JBG Associates, Kroger Company, LAZ Parking, Macy’s, McDonald’s, Ralphs Grocery Company, Sears and SP+ Parking. We continue to establish new contracts with Property Partners that previously secured our services independently or had contracts with the EV service providers that we acquired, including ECOtality, the former owner of the Blink related assets.

Flexible Business Model. We are able to offer and sell both EV charging equipment and access to Blink Network, our robust, cloud-based EV charging software. We believe that we have an advantage in our ability to provide various business models to Property Partners and leverage our technology to meet the needs of both Property Partners and EV drivers.

Ownership and Control of EV Charging Stations and Services. We own a large percentage of our stations, which is a significant differentiation between us and some of our primary competitors. This ownership model allows us to control the settings and pricing for our EV charging services, service the equipment as necessary, and have greater brand management and price uniformity.

Experience with Products and Services of Other EV Charging Service Providers. From our early days and through our acquisitions, we have had the experience of owning and operating EV charging equipment provided by other EV charging service providers, including General Electric, ChargePoint and SemaConnect. This experience has provided us with the working knowledge of the benefits and drawbacks of other equipment manufacturers and their applicable EV charging networks.

Our Strategy

Our objective is to continue to be a leading provider of EV charging solutions by deploying mass-scale EV charging infrastructure. By doing so, we aim to enable the accelerated growth of EV adoption and the EV industry. Key elements of our strategy include:

●	Relentless Focus on Customer Satisfaction. Increase overall customer satisfaction with new and existing Property Partners and EV drivers by upgrading and expanding the EV charging footprint throughout high demand, high density geographic areas. In addition, improve productivity and utilization of existing EV charging stations, as well as to continue to enhance the valuable features of our EV charging station hardware and the Blink Network.

●	Leverage Our Early Mover Advantage. We continue to leverage our large and defendable first mover advantage and the digital customer experience we have created for both drivers and Property Partners. We believe that there are tens of thousands of Blink driver registrants that appreciate the value of transacting charging sessions on a leading, established, and robust network experience. We have thousands of Blink chargers deployed across the United States and the tendency, among users, is to stay within one consistent network for expansion on any given property.

●	Expand Sales and Marketing Resources. Our intention is to invest in sales and marketing infrastructure to capitalize on the growth in the market, as well as to expand our go-to-market strategy. Today, we use a direct sales force and intend to continue to expand our efforts and invest in a wholesale channel go-to-market strategy that may include wholesale electrical distributors, independent sales agents, utilities, solar distributors, contractors, automotive manufacturers and auto dealers.

●	Continue to Invest in Technology Innovation. We will continue to enhance the product offerings available in our EV charging hardware, cloud-based software, and networking capability. This includes the design and launch of our next generation of EV charging solutions, including accelerating the charge currents currently available in EV charging hardware and new, robust Blink Network features distance ourselves from the competition. Our key service solutions allow us to remain technology agnostic and, if market conditions shift, we have the option to leverage pure play hardware providers to augment our products.

●	Properly Capitalize Our Business. We continue to pursue and welcome new potential capital sources to deliver on key operational objectives and the necessary resources to execute our overall strategy. The EV charger industry as a whole is undercapitalized to deliver the full potential of the expected EV market growth in the near future. We expect to retain our leadership position with new capital as it is required.

Sales

We currently maintain an in-house field sales force that maintains business relationships with our Property Partners and develops new sales opportunities through lead generation and marketing. We also sell our EV charging hardware, software services (connectivity to Blink Network), and service plans through reseller partners, which then sell these products and services to property representatives and/or hosts. We also sell home unit chargers through various internet channels.

Marketing is performed by our in-house staff. To promote and sell our services to property owners and managers, parking companies and EV drivers, we also utilize marketing and communication channels including press releases, email marketing, website (www.blinkcharging.com), Google AdWords and social media. The information on our websites is not, and will not be deemed, a part of this Report or incorporated into any other filings we make with the SEC.

We continue to invest in the improvement of the service and maintenance of our company-owned stations, as well as those stations with a service and maintenance plans, and expanding our cloud-based network capabilities. We anticipate continuing to expand our revenues by selling our next generation of EV charging equipment to current as well as new Property Partners, which includes airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations, expanding our sales channels to wholesale distributors, utilities, auto original equipment manufacturers (“OEMs”), solar integrators, and dealers, which will include implementing EV charging station occupancy fees (after charging is completed, fees for remaining connected to the charging station beyond an allotted grace period), and subscription plans for EV drivers on our company-owned public charging locations.

Our revenues are primarily derived from fees charged to EV drivers for EV charging in public locations, EV charging hardware sales, and government grants. EV charging fees to EV drivers are based either on an hourly rate, a per kilowatt-hour (“kWh”) rate, or by session, and are calculated based on a variety of factors, including associated station costs and local electricity tariffs. EV charging hardware is sold to our Property Partners such as Green Commuter, IKEA, Nashville Music Center and Wendy’s. In addition, other sources of fees from EV charging services are network fees and payment processing fees paid by our Property Partners.

Our Customers and Partners

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. We have hundreds of Property Partners that include well-recognized companies, large municipalities, and local businesses. Representative examples are Caltrans, Porsche Design Tower, City of Azusa, City of Chula Vista, City of Springfield, City of Tucson, Federal Realty, Fred Meyer Stores, Inc., Fry’s Food & Drug, Inc., IKEA, JBG Associates, LLC, Kroger Company and Ralphs Grocery Company. We continue to establish new contracts with Property Partners that previously secured our services independently or had contracts with the EV services providers that we acquired, including ECOtality, the former owner of the Blink related assets.

We established a new relationship with Hubject (a joint venture formed by leading companies in the automotive, energy and technology sectors that includes BMW Group, Daimler, Siemens and the Volkswagen Group). Blink’s nationwide network of chargers will become accessible to all EV drivers participating in Hubject’s charging platform using their provider’s membership card and app. Further, our members would be able to quickly and easily access charging stations on Hubject participating networks while driving in the U.S., without having to register with any other charging companies. The partnership’s mission is to provide seamless charging interoperability for all EV drivers participating in Hubject’s international multi-network intercharge platform, dramatically expanding where EVs can charge, as well as facilitate essential two-way telemetric communication between EVs, charging networks and car manufacturers.

We teamed up with Google Maps to assist EV drivers in locating charging stations. Google Maps has launched a new capability that brings EV charging stations to its map. As part of this effort, we have worked with the Google Maps team to ensure our charging stations and relevant information about these stations is available to Google Map users on Android, iOS and desktops globally. This is designed so that a quick search for keywords such as “EV charging” or “EV charging stations” will display the nearest supported stations. Additional information such as the business where the station is located, charging speed and the and quantities of ports available will be available directly within the map.

Competition

The EV charging equipment and service market is highly competitive and we expect the market to become increasingly competitive as new entrants enter this growing market. Our products and services compete on product performance and features, total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability and size of installed base. Our existing competition currently includes ChargePoint, which manufactures EV charging equipment and operates the ChargePoint Network, and EVgo, which offers home and public charging with pay-as-you-go and subscription models. There are other entrants into the connected EV charging station equipment market such as Clipper Creek, SemaCharge and EVConnect. We believe these additional competitors struggle with gaining the necessary network traction but could gain momentum in the future. While Tesla does offer EV charging services, the connector type utilized currently restricts the chargers to Tesla vehicles. There are many other large and small EV charger companies that offer non-networked or “basic” chargers that have limited customer leverage but could provide a low-cost solution for basic charger needs in commercial and home locations.

We believe we have competitive advantages over our competitors, such as our long-term contracts with property owners and managers, and our flexible business model where sell both EV charging stations and provide access to a leading EV charging network. However, many of our current and expected future competitors have considerably greater financial and other resources and may leverage those resources to compete effectively.

Government Regulation and Incentives

State, regional and local regulations for installation of EV charging stations vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors, and certifications. Compliance with such regulations may cause installation delays.

Currently, we apply charging fees by the kWh for our services in states that permit this policy and hourly and by session for our services in states that do not permit per kWh pricing. California, Colorado, District of Columbia, Florida, Hawaii, Illinois, Maryland, Massachusetts, Minnesota, New York, Oregon, Pennsylvania, Utah, Virginia, and Washington have determined that companies that sell EV charging services to the public will not be regulated as utilities, allowing us to charge fees based on kW usage. These individual state determinations are not binding on any other regulator or jurisdiction. However, they demonstrate a trend in the way states view the industry. Other jurisdictions are in the process of adopting such reforms.

We intend to continue to vigorously seek additional grants, loans, rebates, subsidies and incentives as a cost effective means of reducing our capital investment in the promotion, purchase and installation of charging stations where applicable. We expect that these incentives, rebates and tax credits will be critical to our future growth. Additionally, there are incentives that are currently offered to support electric car adoption at the federal, state and local levels, including a $7,500 federal income tax credit, and rebates/credits in California, Colorado, Delaware, Louisiana, Massachusetts, New York and Rhode Island.

CESQG

As a Conditionally Exempt Small Quantity Generator (“CESQG”), we generate a limited quantity of hazardous waste, mostly solvent contaminated wipes that are transported to the local solid waste facility. Scrapped electronic boards are transported to a local recycler. A CESQG of hazardous waste is defined as a generator that:

●	produces no more than 100 kg (220lbs) of hazardous waste per month;

●	produces no more than 1 kg (2.2lbs) of acute hazardous waste per month;

●	does not accumulate more than 1000 kg(2204lbs) of hazardous waste on-site; and

●	a CESQG has no time limit for accumulation.

The use of our machinery and equipment must comply with the following applicable laws and regulations, including safety and environmental regulations:

●	General Safety for All Employees - Includes health hazard communication, emergency exit plans, electrical safety-related work practices, office safety, and hand and hand-powered tools.

●	Technicians and Engineers - Only authorized persons (technicians and engineers) perform product testing and repair in the production and engineering areas of the facility. Also, including those engineers involved in field service work. Regulations include control of hazardous energy and personal protective equipment.

●	Logisticians - Includes forklift operations, which are performed only by certified shipping/receiving personnel, and material handling and storage.

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

NEMA

The National Electrical Manufacturers Association (“NEMA”) is the association of electrical equipment and medical imaging manufacturers. NEMA provides a forum for the development of technical standards that are in the best interests of the industry and users, advocacy of industry policies on legislative and regulatory matters, and collection, analysis and dissemination of industry data. All three of our products comply with the NEMA standards that are applicable to such products.

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

As of March 25, 2019, we had 4 active patents issued in the United States (in the name of Ecotality, Inc., whose assets we acquired in October 2013). These patents relate to various EV charging station designs. We intend to continue to regularly assess opportunities for seeking patent protection for those aspects of our technology, designs and methodologies that we believe provide a meaningful competitive advantage. However, our ability to do so may be limited until we are able to generate cash flow from operations or otherwise raise additional capital to continue to invest in our intellectual property. For example, maintaining patents in the United States and other countries requires the payment of maintenance fees which, if we are unable to pay, may result in loss of our patent rights. If we are unable to do so, our ability to protect our intellectual property or prevent others from infringing our proprietary rights may be impaired.

Employees

As of March 25, 2019, we had 39 full-time and 9 part-time employees. Our full-time employees work in the following places: 15 employees are located at our headquarters in Miami Beach, Florida, 26 full-time employees and 9 part-time employees are located in Phoenix, Arizona, 1 full-time employee is located in Los Gatos, California, 2 full-time employees located in the greater Los Angeles, California area, 2 full-time employees are located in New York City, New York and 1 full-time employee is located in Portland, Oregon. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Corporate Information

We maintain our principal offices at 407 Lincoln Road, Suite 704, Miami Beach, Florida 33139. Our telephone number is (305) 521-0200. Our website is www.blinkcharging.com. We can be contacted by email at info@BlinkCharging.com. The information on our website is not, and will not be deemed, a part of this Report or incorporated into any other filings we make with the SEC.

ITEM 1A.	RISK FACTORS.

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

Relating to Our Business

We have a history of substantial net losses and expect losses to continue in the future; if we do not achieve and sustain profitability, our financial condition could suffer.

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $3.4 million and $75.4 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had net working capital of approximately $15.6 million and an accumulated deficit of approximately $159.9 million. We have not yet achieved profitability.

If our revenue grows slower than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. We can give no assurance that we will ever achieve profitable operations. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may need to borrow additional funds or sell our debt or equity securities, or some combination of both, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

Our revenue growth ultimately depends on consumers’ willingness to adopt electric vehicles in a market which is still in its early stages.

Our growth is highly dependent upon the adoption by consumers of electric vehicles (“EVs”), and we are subject to a risk of any reduced demand for EVs. If the market for EVs does not gain broad market acceptance or develops slower than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, and specifically EVs, include:

●	perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs;

●	the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use;

●	improvements in the fuel economy of the internal combustion engine;

●	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

●	the environmental consciousness of consumers;

●	volatility in the cost of oil and gasoline;

●	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries and the impact of international conflicts;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	access to charging stations, standardization of EV charging systems and consumers’ perceptions about convenience and cost to charge an EV; and

●	the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles.

The influence of any of the factors described above may negatively impact the widespread consumer adoption of EVs, which would materially and adversely affect our business, operating results, financial condition and prospects.

Changes to corporate average fuel economy standards may negatively impact the EV market and demand for our products.

As regulatory initiatives have required an increase in the consumption of renewable transportation fuels, such as ethanol and biodiesel, consumer acceptance of electric and other alternative vehicles is increasing. To meet higher fuel efficiency and greenhouse gas emission standards for passenger vehicles, automobile manufacturers are increasingly using technologies, such as turbocharging, direct injection and higher compression ratios, that require high octane gasoline. If fuel efficiency of vehicles continues to rise, and affordability of vehicles using renewable transportation fuels increases, the demand for electric and high energy vehicles could diminish. If consumers no longer purchase EVs, it would materially and adversely affect our business, operating results, financial condition and prospects.

Computer malware, viruses, hacking, phishing attacks and spamming that could result in security and privacy breaches and interruption in service could harm our business and our customers.

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

Our platform functions on software that is highly technical and complex and may now or in the future contain undetected errors, bugs, or vulnerabilities. Some errors in our software code may only be discovered after the code has been deployed. Any errors, bugs or vulnerabilities discovered in our code after deployment, inability to identify the cause or causes of performance problems within an acceptable period of time or difficultly maintaining and improving the performance of our platform, particularly during peak usage times, could result in damage to our reputation or brand, loss of revenues, or liability for damages, any of which could adversely affect our business and financial results.

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

We have a disaster recovery program to transition our operating platform and data to a failover location in the event of a catastrophe and have tested this capability under controlled circumstances. However, there are several factors ranging from human error to data corruption that could materially lengthen the time our platform is partially or fully unavailable to our user base as a result of the transition. If our platform is unavailable for a significant period of time as a result of such a transition, especially during peak periods, we could suffer damage to our reputation or brand, or loss of revenues any of which could adversely affect our business and financial results.

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

If we are unable to keep up with advances in EV technology, we may suffer a decline in our competitive position. The EV industry is characterized by rapid technological change. If we are unable to keep up with changes in EV technology, our competitive position may deteriorate which would materially and adversely affect our business, prospects, operating results and financial condition. As technologies change, we plan to upgrade or adapt our EV charging stations and Blink Network software in order to continue to provide EV charging services with the latest technology. However, due to our limited cash resources, our efforts to do so may be limited. For example, the EV charging network that we acquired from ECOtality was originally funded in part by the U.S. Department of Energy, which funding is no longer available to us. As a result, we may be unable to grow, maintain and enhance the network of charging stations that we acquired from ECOtality at the same rate and scale as ECOtality did prior to the acquisition or at levels comparable our current competitors. Any failure of our charging stations to compete effectively with other manufacturers’ charging stations will harm our business, operating results and prospects.

We need to manage growth in operations to realize our growth potential and achieve expected revenues; our failure to manage growth will cause a disruption of our operations resulting in our failure to generate revenue and an impairment of our long-lived assets.

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

Our growth strategy depends in part on our acquiring businesses and expanding our operations, which we may not be able to do due to the risks inherent in acquisitions.

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

We will need additional capital to fund our growing operations but cannot assure you that we will be able to obtain sufficient capital on reasonable terms, or at all, and we may have to limit the scope of our operations or take actions that may dilute your financial interest.

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

We have limited insurance coverage for various liabilities and damages, including potential injuries, and such insurance coverage may not be adequate in a catastrophic situation.

We hold employer liability insurance generally covering death or work-related injury of employees. We hold public liability insurance covering certain incidents involving third parties that occur on or in the premises of our company. We do not maintain business interruption insurance. Our insurance coverage may be insufficient to cover any claim for product liability, damage to our fixed assets or employee injuries. Any liability or damage to, or caused by, our facilities or our personnel beyond our insurance coverage may result in our incurring substantial costs and a diversion of resources.

Our future success is largely dependent on the performance and continued service of Michael D. Farkas, our Executive Chairman and Chief Executive Officer.

We presently depend to a significant extent upon the experience, abilities and continued services of Michael D. Farkas, our Executive Chairman and Chief Executive Officer. The loss of Mr. Farkas’ services would have a material adverse effect on our business, financial condition or results of operation. The loss of Mr. Farkas’ services could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and could have a material and adverse effect on our business, financial condition and results of operations.

Our future success also depends on our ability to attract and retain highly qualified personnel.

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

We are in an intensely competitive EV charging services industry and there can be no assurance that we will be able to compete with many of our competitors which are larger and have greater financial resources.

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

Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence and price. Further, many of our competitors may be able to utilize substantially greater resources and economies of scale to develop competing products and technologies, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. In the event that the market for EV charging stations expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

We have experienced significant customer concentration in recent periods, and our revenue levels would likely decline if any significant customer fails to purchase products from us at anticipated levels.

We are subject to customer concentration risk as a result of our reliance on a relatively small number of customers for a significant portion of our revenues. The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. As of December 31, 2018 and 2017, accounts receivable from a significant customer were approximately 35% and 32%, respectively, of total accounts receivable. These customers are not contractually bound to purchase products from us on a long-term basis. The loss of these customers would likely cause our revenues to decline.

If a third party asserts that we are infringing upon its intellectual property rights, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.

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

The success of our business depends in large part on our ability to protect our proprietary information and technology and enforce our intellectual property rights against third parties.

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We cannot assure you that any patents will issue with respect to our currently pending patent applications, in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.

We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. The enforcement of our intellectual property rights also depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed.

Further, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in EV-related industries are uncertain and still evolving.

Changes to existing federal, state or international laws or regulations applicable to our company could cause an erosion of our current competitive strengths.

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

There are many federal, state and international laws that may affect our business, including measures to regulate EVs and charging systems. If we fail to comply with these applicable laws or regulations, we could be subject to significant liabilities which could adversely affect our business.

There are a number of significant matters under review and discussion with respect to government regulations which may affect the business we intend to enter and/or harm our customers, and thereby adversely affect our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting and failure to maintain effective internal controls could cause our stockholders and investors to lose confidence in us and adversely affect the market price of our common stock.

We identified certain material weaknesses in our internal controls related to lack of (i) formalized controls and procedures required to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting, (ii) segregation of duties in our accounting function, and (iii) monitoring of our internal controls. In connection with these material weaknesses, we have implemented certain remediation measures, including the adoption of appropriate accounting policies with respect to key areas, including revenue recognition and lease evaluation, hiring of a new chief financial officer with substantial experience in internal control over financial reporting for public companies, and implementation of a new ERP system by Net Suite. We have also retained an outside advisory and consulting firm with expertise in remediating disclosure control and procedures and are in the process of reviewing and, where necessary, modifying controls and procedures throughout our company.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders and investors could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our shares.

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

Risks Associated with Our Securities

Although our shares and warrants are currently listed on Nasdaq, we can provide no assurance that our common stock and warrants will continue to meet Nasdaq listing requirements. If we fail to comply with the continuing listing standards of Nasdaq, our securities could be delisted.

Our common stock and warrants are currently listed on the Nasdaq Capital Market (“Nasdaq”) under the symbols “BLNK” and “BLNKW,” respectively. If, however, we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements, stockholder equity requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock and warrants. Such a delisting would likely have a negative effect on the price of our common stock and warrants and would impair your ability to sell or purchase the common stock and warrants when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock and warrants to become listed again, stabilize the market price or improve the liquidity of our common stock and warrants, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

We have a significant number of shares of common stock issuable upon exercise or conversion of outstanding warrants, convertible preferred stock and stock options, and the issuance of such shares could have a significant dilutive impact on our stockholders.

As of March 25, 2019, we had outstanding warrants to purchase 6,837,061 shares of common stock, outstanding shares of Series D preferred stock convertible into 1,647,756 shares of common stock and outstanding stock options to purchase 105,308 shares of common stock. In addition, our Articles of Incorporation permits us to issue up to approximately 473 million additional shares of common stock. Thus, we have the ability to issue a substantial number of additional shares of common stock in the future, which would dilute the percentage ownership held by existing stockholders.

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

Our executive officers and directors, including our Chairman and Chief Executive Officer and his affiliates, possess significant voting power with respect to our common stock, which will limit your influence on corporate matters.

As of March 25, 2019, our directors and executive officers collectively beneficially own approximately 30% of our outstanding shares of common stock, including the beneficial ownership of Michael D. Farkas and his affiliates of approximately 28% of our outstanding shares of common stock.

As a result, our insiders have the ability to significantly influence our management and affairs through the election and removal of our Board and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated voting power could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. Further, this concentrated control will limit the practical effect of your influence over our business and affairs, through any stockholder vote or otherwise. Any of these effects could depress the price of our common stock.

Our Articles of Incorporation grant our board the power to issue additional shares of common and preferred stock and to designate additional series of preferred stock, all without stockholder approval.

We are authorized to issue 540,000,000 shares of capital stock, of which 40,000,000 shares are authorized as preferred stock. Our Board, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Nevada law.

The rights of holders of our preferred stock that may be issued could be superior to the rights of holders of our shares of common stock. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Further, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

Certain provisions of our corporate governing documents and Nevada law could discourage, delay or prevent a merger or acquisition at a premium price.

Certain provisions of our organizational documents and Nevada law could discourage potential acquisition proposals, delay or prevent a change in control of our company, or limit the price that investors may be willing to pay in the future for shares of our common stock. For example, our Articles of Incorporation and Bylaws permit us to issue, without any further vote or action by the stockholders, up to 40,000,000 shares of preferred stock in one or more series and, with respect to each series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of the series, and the preferences and relative, participating, optional, and other special rights, if any, and any qualifications, limitations or restrictions of the shares of the series.

If securities or industry analysts do not publish research or reports about our business or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

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

Our common stock price has fluctuated considerably and may not appreciate in value.

The market price of shares of our common stock has fluctuated substantially in recent years and is likely to fluctuate significantly from its current level. In 2018, for example, the closing market price of our shares ranged from a low of $1.28 per share to a high of $9.20 per share. Future announcements concerning the introduction of new products, services or technologies or changes in product pricing policies by us or our competitors or changes in earnings estimates by analysts, among other factors, could cause the market price of our common stock to fluctuate substantially. Also, stock markets have experienced extreme price and volume volatility in the last year. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may also cause declines in the market price of our common stock. Investors seeking short-term liquidity should be aware that we cannot assure that the stock price will appreciate in value or, as noted below, that cash dividends will be paid.

We do not intend to pay cash dividends on our common stock for the foreseeable future, and you must rely on increases in the market prices of our common stock for returns on your investment.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

This information is not required for smaller reporting companies.

ITEM 2.	PROPERTIES.

We maintain our principal offices at 407 Lincoln Road, Miami Beach, Florida 33139. On April 20, 2018, we entered into a three-year operating lease agreement for 3,425 square feet of office space in Miami Beach beginning May 1, 2018 and ending May 31, 2021. The tenant and landlord have the option to cancel the contract after the first year with a 90-day written notice. As of March 31, 2019, the lease had a remaining term of approximately two and one-half years. The lease does not contain an option to extend past the existing lease term. Over the duration of the lease, payments will escalate 5% every year.

On March 5, 2019, the Company entered into a twenty-six-month lease agreement for an additional 1,241 square feet of office space in its current Miami Beach office building, beginning April 1, 2019 and ending May 31, 2021. The tenant and landlord have the option to cancel the contract after the first six-months, with a 90-day written notice. The lease does not contain an option to extend past the existing lease term.

We also maintain 22,963 square feet of office and warehouse space in Phoenix, Arizona. Monthly lease payments range from approximately $14,500 to $14,900 and the lease expires on July 31, 2019. We plan to renew warehouse space lease(s) when they expire in July 2019.

Our premises are suitable for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

We have been party to certain legal proceedings that have arisen in the ordinary course of our business and have been incidental to our business. Certain of the claims that have been made against us allege, among other things, [breach of contract or breach of express and implied warranties with regard to our products]. Although litigation is inherently uncertain, and we believe we are insured against many such instances, based on past experience and the information currently available, management does not believe that any currently pending and threatened litigation or claims will have a material adverse effect on our financial position, liquidity or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our financial position, liquidity or results of operations in any future reporting periods.

Since the completion of our 2018 public offering, we have settled or otherwise have had discontinued substantially all of our pending legal proceedings. Most recently, in January 2019, all remaining obligations of the parties to the settlement of the 350 Green lawsuits were completed. Currently, our only active matter began in July 2017, when we were served with a complaint by Zwick and Banyai PLLC and Jack Zwick for breach of a written agreement and unjust enrichment for failure to pay invoices in the aggregate amount of $53,069 for services rendered, plus interest and costs. The plaintiffs’ complaint was subsequently amended in February 2018. In June 2018, the court denied our motion to dismiss the amended complaint, although the plaintiffs voluntarily withdrew certain counts in the amended complaint. In July 2018, we filed our answer and affirmative defense to the amended complaint denying liability. In October 2018, we updated the affirmative defenses in our answer. As of March 25, 2019, the parties are proceeding with discovery. We intend to continue to defend this case vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock and warrants to purchase common stock commenced trading on the Nasdaq Capital Market on February 14, 2018, under the symbols “BLNK” and “BLNKW,” respectively. Prior to that time, our shares of common stock were quoted on the OTC Pink (Current Information) marketplace under the symbol “CCGI.”

Security Holders

As of March 25, 2019, we had approximately 214 stockholders of record of our common stock and approximately 9,632 beneficial owners of our common stock.

The closing price of our common stock on March 25, 2019 was $2.93 per share, as reported by the Nasdaq Capital Market.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the period covered by this Form 10-K that have not already been reported in a Quarterly Report on Form 10-Q or in a current report on Form 8-K.

Issuer Purchases of Equity Securities

We made no share repurchases during the quarter ended December 31, 2018.

Dividend Policy

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

ITEM 6.	SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2018 and 2017 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Overview

We are a leading owner, operator and provider of electric vehicle (“EV”) charging equipment and networked EV charging services. We offer both residential and commercial EV charging equipment, enabling EV drivers to easily recharge at various location types.

Our principal line of products and services is our Blink EV charging network (the “Blink Network”) and EV charging equipment (also known as electric vehicle supply equipment) and EV related services. Our Blink Network consists of proprietary cloud-based software that operates, maintain, and tracks all of the Blink EV charging stations and the associated charging data. The Blink Network provides property owners, managers and parking companies, who we refer to as our “Property Partners”, with cloud-based services that enable the remote monitoring and management of EV charging stations payment processing, and provide EV drivers with vital station information including station location, availability and applicable fees.

We offer our Property Partners a range of business models for EV charging equipment and services that generally fall into one of the three business models below.

●	In our comprehensive Turnkey business model, we own and operate the EV charging equipment, undertake and manage the installation, maintenance and related services, and we keep substantially all of the EV charging revenue.

●	In our Hybrid business model, the Property Partner incurs the installation costs, while we provide the charging equipment. We operate and manage the EV charging station and provide connectivity of the charging station to the Blink Network. As a result, we share a greater portion of the EV charging revenue with the Property Partner than under the turnkey mode above.

●	In our Host owned business model, the Property Partner purchases, owns and manages the Blink EV charging station, incurs the installation costs of the equipment, while we provide site recommendations, connectivity to the Blink Network and optional maintenance services, and the Property Partner keeps substantially all of the EV charging revenue.

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. As of March 25, 2019, we had approximately 14,583 charging stations deployed, of which, 5,072 are Level 2 commercial charging units, 107 are DC Fast Charging EV chargers and 1,675 are residential charging units in service on the Blink Network. Additionally, as of March 25, 2019, we had approximately 394 Level 2 commercial charging units on other networks and there were also approximately 7,335 non-networked, residential Blink EV charging stations. The non-networked, residential Blink EV charging stations are all Property Partner owned.

As reflected in our consolidated financial statements as of December 31, 2018, we had a cash balance of $18,417,513, working capital of $15,586,510 and an accumulated deficit of $159,856,481. During the years ended December 31, 2018 and 2017, we incurred net losses of $3,421,203 and $75,363,496, respectively. We have not yet achieved profitability.

Results of Operations

Year Ended December 31, 2018 Compared Year Ended December 31, 2017

Revenues

Total revenue for the year ended December 31, 2018 was $2,686,237 compared to $2,500,357 for the year ended December 31, 2017, an increase of $185,880, or 7%.

Charging service revenue for company-owned charging stations was $1,264,719 for the year ended December 31, 2018 compared to $1,186,710 for the year ended December 31, 2017, an increase of $78,009, or 7%. The increase was attributable to a greater number of charging stations in the network as compared to the same 2017 period.

Revenue from product sales was $476,930 for the year ended December 31, 2018, compared to $495,086 for the year ended December 31, 2017, a decrease of $18,156, or 4%. This decrease was attributable to a lower volume of commercial units sold as compared to the same period in 2017

Network fee revenue was $241,826 for the year ended December 31, 2018, compared to $225,349 for the year ended December 31, 2017, an increase of $16,477, or 7%. The increase was commensurate with the increase in the number of charging stations in the network as compared to last year.

Warranty revenue was $109,614 for the year ended December 31, 2018, compared to $133,867 for the year ended December 31, 2017, a decrease of $24,253, or 18%. The decrease was primarily attributable to property partners of host owned chargers not renewing their warranty contracts.

Grant and rebate revenues were $74,776 for the year ended December 31, 2018, compared to $120,905 for the year ended December 31, 2017, a decrease of $46,129, or 38%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The ability to secure grant revenue is typically unpredictable and, therefore, uncertain. The 2018 revenue was related to the amortization of previous years’ grants.

Other revenue increased by $179,932 to $518,372 for the year ended December 31, 2018, compared to $338,440 for the year ended December 31, 2017. The increase was primarily attributable to an increase of Low Carbon Fuel Standard (LCFS) credits that amounted to $331,120 for the year ended December 31, 2018, as compared to $172,908 for the year ended December 31, 2017. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon. The value of the credits is subject to market conditions and our current policy is to sell the credits generated every one to two years as market conditions permit.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold (including commissions), connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the year ended December 31, 2018 was $1,783,747, compared to $1,454,686 for the year ended December 31, 2017, an increase of $329,061 or 23%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

●	electricity reimbursements that are unique to those Property Partner host agreements which provide for such reimbursements;

●	revenue share payments are predicated on the contractual obligation under the property partner agreement and the revenue generated by the applicable chargers;

●	cost of charging stations sold is predicated on the mix of types of charging stations and parts sold during the period;

●	network costs are fixed in nature based on the number of chargers connected to the telco network regardless of whether the charger generates revenue; and

●	warranty and repairs and maintenance expenses are based on both the number of service cases completed during the period.

Cost of charging services for company-owned charging stations (electricity reimbursements) decreased by $47,960 to $182,323 for the year ended December 31, 2018, compared to $230,283 for the year ended December 31, 2017, or 21%. The decrease was attributable in 2018 to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $38,467, or 11%, to $375,384 during the year ended December 31, 2018, compared to $336,917 for the year ended December 31, 2017. This increase was a result of more recently installed Company owned charging station installations having higher revenue share obligations during the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Cost of product sales increased by $188,626 or 79% from $237,422 for the year ended December 31, 2017, compared to $426,048 for the year ended December 31, 2018. The cost of product sales for the year ended December 31, 2018 included a provision of $204,000 for slow-moving and obsolete inventory acquired in conjunction with the acquisition of Blink Network LLC in 2013.

Network costs decreased by $24,111, or 8%, to $278,534 for the year ended December 31, 2018, compared to $302,645 for the year ended December 31, 2017. This decrease was attributed to renegotiated contracts with connectivity service providers (telco).

Warranty and repairs and maintenance costs increased by $294,767, or 896%, to $261,877 for the year ended December 31, 2018 from $(32,890) for the year ended December 31, 2017. In 2017, our actual cost of fulfilling warranty obligations were less than expected as warranty work was performed by employees at a lower cost than estimated. This resulted in a credit for the year of $(32,890). In 2018, in order to resolve our warranty backlog issue, we retained third parties to perform these services at a cost more closely approximating the estimate.

Depreciation and amortization expense declined by $120,728, or 32%, to $259,581 for the year ended December 31, 2018, compared to $380,309 for the year ended December 31, 2017, as additional underlying assets became fully depreciated during 2018.

Operating Expenses

Compensation expense increased by $3,741,238, or 63%, from $5,981,561 (consisting of approximately $2.9 million of cash compensation and approximately $3.1 million of non-cash compensation) for the year ended December 31, 2017, to $9,722,799 (consisting of approximately $5.2 million of cash compensation and approximately $4.5 million of non-cash compensation) for the year ended December 31, 2018.

The increase was primarily attributable to increased payroll expenses of $1,538,563 to $3,694,299 for the year ended December 31, 2018 compared to $2,155,736 for the year ended December 31, 2017 due to the hiring of additional employees and senior management. Furthermore, $4,468,365 of the compensation expense increase was due to stock-based compensation, inclusive of payroll tax gross-ups, granted to officers and directors of our Company during the year ended December 31, 2018. Recruiting fees related to the hiring of additional senior management and IT personnel in 2018 resulted in $213,214 of fees in 2018.

General and administrative expenses increased by $94,642, or 7%, from $1,282,728 for the year ended December 31, 2017 to $1,377,370 for the year ended December 31, 2018. Investor relations fees increased by $254,890 for the year ended December 31, 2018 as investor relations professionals were initially retained in 2018. Furthermore, our annual shareholders meeting was held on September 7, 2018 resulting in incremental expenses specific to the period totaling $107,930. This was offset by a decrease in legal fees of $486,834 during the year ended December 31, 2018 compared to the year ended December 31, 2017, as result of settlement and discontinuance of litigation matters.

Other operating expenses increased by $509,200, or 56%, from $904,830 for the year ended December 31, 2017 to $1,414,030 for the year ended December 31, 2018. The increase was primarily attributable to an increase in rent expense of $123,921 related to our move to a larger office space in Miami Beach, Florida and our leasing of additional adjacent space to our existing Phoenix, Arizona location for the year ended December 31, 2018 offset by a decrease in storage facility rentals of $37,706. Additionally, there was an increase in second generation electric charger product development expense of $140,092. Past due sales, payroll taxes and related penalties resulted in an increased expense of $113,358.

Other Income (Expense)

Other income (expense) increased by $76,130,554 from an expense of $67,940,048 for the year ended December 31, 2017 to income of $8,190,506 for the year ended December31, 2018. During the year ended December 31, 2018, we settled approximately $17,800,000 of obligations to JMJ with the issuance of series D convertible preferred stock, which resulted in a gain of approximately $5,800,000. Additionally, we realized a decrease in the change in fair value of derivative and other accrued liabilities of $49,102,863 to $5,093,024 during the year ended December 31, 2018, compared to $44,009,839 of expense during the year ended December 31, 2017, as a result of warrant holders exchanging their warrants for equity. During the year ended December 31, 2018, we recorded a gain on the settlement of accounts payable of $972,637, which increased by $949,723 from a gain of $22,914 for the year ended December 31, 2017 period. This increase was due to liabilities being settled pursuant to agreements contingent upon the closing of our public offering on February 16, 2018. These items were offset by a loss on settlement of liabilities for equity of approximately $2,136,860, a reduction in amortization of debt discount of $1,756,244, and a charge of $785,200 related to a contribution of capital by our Chairman and CEO during the year ended December 31, 2018. During the year ended December 31, 2018, we recorded a loss on settlement reserve of $127,941 from $12,980,588 during the year ended December 31, 2017, a decrease of $12,852,647. This was a result of our default on obligations to JMJ of approximately $12,500,000.

Our net loss for the year ended December 31, 2018 decreased by $71,942,293, or 95%, to $3,421,203 as compared to $75,363,496 for the year ended December 31, 2017. The decrease was primarily attributable to an increase in other income (expenses) of $76,130,554. Our net loss attributable to common shareholders for the year ended December 31, 2018 decreased by $52,750,462 or 66%, from $79,630,596 to $26,880,134 for the aforementioned reasons and due to a decrease in the dividend attributable to series C convertible preferred stockholders of $4,267,100, as well as the deemed dividend attributable to the immediate accretion of the beneficial conversion feature related to the series B and C convertible preferred stock of $23,458,931.

Liquidity and Capital Resources

On February 16, 2018, we closed our underwritten public offering of an aggregate 4,353,000 shares of common stock and warrants to purchase an aggregate of 8,706,000 shares of common stock at a combined public offering price of $4.25 per unit comprised of one share and two warrants. The public offering resulted in $18,504,320 and $14,880,815 of gross and net proceeds, respectively, reflecting underwriting discounts, commissions and other offering expenses of $3,623,505, which was recorded as a reduction of additional paid-in capital. Furthermore, during the year ended December 31, 2018, we issued an aggregate of 4,033,660 shares of common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate gross proceeds of $17,143,056.

We measure our liquidity in a number of ways, including the following:

	For the Year Ended
	December 31, 2018	December 31, 2017

Cash and cash equivalents	$18,417,513	$185,151

Working Capital (Deficiency)	$15,586,510	$(34,762,130)

Notes Payable (Gross)	$287,966	$5,095,064

During the year ended December 31, 2018, we financed our activities from proceeds derived from debt and equity financings. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the years ended December 31, 2018 and 2017, we used cash of $13,420,955 and $2,548,661, respectively, in operations. Our cash used for the year ended December 31, 2018 was primarily attributable to our net loss of $3,421,203, increased by net non-cash expenses in the aggregate amount of $3,800,074, and by $6,199,678 of net cash used in changes in the levels of operating assets and liabilities. Our cash used for the year ended December 31, 2017 was primarily attributable to our net loss of $75,363,496, offset for net non-cash income in the aggregate amount of $58,138,853, and by $14,675,982 of net cash provided by changes in the levels of operating assets and liabilities.

During the year ended December 31, 2018, cash used in investing activities was $37,711, which was used to install charging stations and other fixed assets. Net cash used in investing activities was $23,169 during the year ended December 31, 2017, which was used to purchase charger cables.

Net cash provided by financing activities for the year ended December 31, 2018 was $31,691,028, of which $15,052,973 was attributable to the net proceeds from the sale of common stock and warrants in our public offering, and $17,143,055 in proceeds derived from investors in our public offering subsequently exercising their warrants to purchase our common stock. Additionally, $305,000 was provided in connection with issuances of notes payable, offset by the repayment of notes payable of $810,000 from public offering proceeds. Net cash provided by financing activities for the year ended December 31, 2017 was $2,751,083, of which $2,923,241 was provided in connection with the issuance of convertible notes payable partially offset by $172,158 of payment of future offering costs. As of December 31, 2018, we incurred an accumulated deficit since inception of $159,856,481. As of December 31, 2018, we had cash and working capital of $18,417,513 and $15,586,510, respectively. For the year ended December 31, 2018, we had a net loss of $3,421,203.

As of December 31, 2018, we had remaining purchase commitments to acquire second generation charging stations with an aggregate value of $1,843,943 We have an aggregate deposit of $425,620 for these charging stations, which is included within prepaid expenses and other current assets on our consolidated balance sheet as of December 31, 2018. The remaining purchase commitment of $2,512,010 will come due upon delivery of the charging stations. Additionally, we have commitments to repair Company owned chargers estimated at $118,000. These repairs will be charged to income as incurred.

There has been no material change in the planned use of proceeds from the public offering as described in our public offering prospectus, dated February 13, 2018. Approximately $4.4 million was to be used for the repayment of certain debt and other obligations, of which, as of March 27, 2018, approximately $3.8 million, had been paid. The remaining amount will be used as follows:

●	Approximately $4.0 million for the deployment of charging stations;

●	Approximately $1.0 million to expand our product offerings including but not limited to completing the research and development, as well as the launch, of our next generation of EV charging equipment;

●	Approximately $3.0 million to add additional staff in the areas of finance, sales, customer support, and engineering; and (4) The remainder for working capital and other general corporate purposes.

We believe our current cash on hand is sufficient to meet our obligations, operating and capital requirements for at least the next 12 months from the date of this filing. Thereafter, we may need to raise further capital, through the sale of additional equity or debt securities, or other debt instruments to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. There is also no assurance that the amount of funds we might raise will enable us to complete our development initiatives or attain profitable operations. If we are unable to obtain additional financing on a timely basis, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations and liquidate.

Since inception, our operations have primarily been funded through proceeds from equity and debt financings. Although management believes that we have access to capital resources, there are currently no commitments in place for new financing at this time.

Critical Accounting Policies

Our critical accounting policies are included in Note 2 – “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in this Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Recently Issued Accounting Standards

Our recently issued accounting standards are included in Note 2 - “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are included in this Report beginning on page F-1. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As a result of this evaluation, management concluded that more formalized controls and procedures are required to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting. Further, management determined that we did not have sufficient resources in our accounting function for the entire fiscal year, which restricted our ability to gather, analyze and properly review information related to financial reporting in a timely manner.

Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective.

As of the date of this Report, we have retained an outside advisory and consulting firm with expertise in remediating disclosure control and procedures and are in the process of reviewing and, where necessary, modifying controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”). Our internal control system was designed to, in general, provide reasonable assurance to our company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2018 and that material weaknesses in ICFR existed as more fully described below.

Management has identified the following material weaknesses as of December 31, 2018:

●	Lack of Formalized Policies and Procedures: Based on management’s review of key accounting policies and procedures as of December 31, 2018, we have determined that although such policies and procedures exist, they are generally not formalized. Additionally, management has assessed certain policies and procedures as inadequate regarding their design adequacy, including a lack of formalized evidence of their effective operation. We intend to remediate these deficiencies over the next 12 months.

●	Segregation of Duties: Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions are being performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties in all of our financially significant processes and have concluded that this control deficiency represented a material weakness. We plan to remediate this weakness over the next 12 months.

●	Internal Control Monitoring: As a result of insufficiently formalized documentation as to the adequacy of design and effective operation of both preventative and detective controls, management’s ability to monitor the effective operation of these internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks has been assessed as inadequate. We expect to remediate this weakness over the next 12 months.

Changes in Internal Control Over Financial Reporting

Management continued to address its remediation efforts in the fourth quarter of 2018.

●	During the 4th quarter, we implemented a new ERP system by Net Suite. This new system involves substantial improvements in our financial reporting and closing controls. As part of this implementation process, we have assessed the financial statement risks associated with the new ERP system designed adequate internal controls exist to mitigate these financial statement risks.

●	As of the date of this Report, we have retained an outside advisory and consulting firm with expertise in remediating disclosure control and procedures and are in the process of reviewing and, where necessary, modifying controls and procedures.

●	With the assistance of this outside advisory and consulting firm, management performed an assessment of financial risk. This risk assessment included an identification and evaluation of the significant accounts and disclosures relating to financial reporting.

●	Except the above, there were no changes in the Company’s internal control over the financial reporting during the fourth quarter of 2018.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name and ages of our directors and executive officers, and their positions with us, as of March 25, 2019:

Name	Age	Positions With Us

Michael D. Farkas	48	Chairman of the Board of Directors and Chief Executive Officer
James Christodoulou	59	President, Chief Operating Officer and Director
Jonathan New	58	Chief Financial Officer
Donald Engel	86	Director
Grant E. Fitz	57	Director
Robert C. Schweitzer	72	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Michael D. Farkas has served as our Chief Executive Officer from 2010 to July 2015 and from October 2018 to date. Mr. Farkas has served as a member of the Board since 2010 and has been the executive Chairman of the Board since January 1, 2015. Mr. Farkas is the founder and manager of FGI, a privately-held investment firm. Mr. Farkas is the founder, a director and the Chief Executive Officer of Balance Labs, Inc., a consulting firm that provides business development and consulting services to startup development stage business. Mr. Farkas also currently holds the position of Chairman and Chief Executive Officer of the Atlas Group, in which its subsidiary, Atlas Capital Services, was a broker-dealer that had successfully raised capital for a number of public and private clients until it withdrew its FINRA registration in 2007. Over the last 20 years, Mr. Farkas has established a successful track record as a principal investor across a variety of industries, including telecommunications, technology, aerospace and defense, agriculture, and automotive retail. Mr. Farkas attended Brooklyn College where he studied Finance.

As the Executive Chairman and Chief Executive Officer and one of the company’s largest stockholders, Mr. Farkas leads the Board and guides the company. Mr. Farkas brings extensive industry knowledge of the company and a deep background in emerging growth companies and capital market activities. His service as Executive Chairman and Chief Executive Officer creates a critical link between management and the Board.

James Christodoulou has served as our Chief Operating Officer since August 2018 and our President and a director of the company since October 2018. He has been a senior executive officer with 20 years of international Chief Executive Officer and Chief Financial Officer experience. Mr. Christodoulou has also been the Chief Financial Officer of Galeon Navigation LLC, a privately-owned maritime commercial management and chartering platform, since September 2016. From July 2010 to July 2016, Mr. Christodoulou was President and Principal of Angelmar Corp., a subsidiary of SOCATRA Shipping and Energy Group. From August 2007 to May 2010, Mr. Christodoulou was Chief Executive Officer of Industrial Shipping Enterprises Corp., an operator of chemical product tankers. From November 2006 to August 2007, he was Chief Financial Officer of Oceanfreight Inc., a Nasdaq listed company and operator of a diversified fleet of dry bulk vessels and tankers. From June 2005 to October 2006, Mr. Christodoulou was a Managing Director of Dahlman Rose & Co., an investment banking firm. From June 2004 to March 2005, Mr. Christodoulou was Chief Financial Officer of Eastwind Maritime, Inc., a privately held operator of a diversified fleet of tankers, dry bulk and refrigerated vessels. From August 1999 to April 2004, Mr. Christodoulou was Chief Financial Officer of General Maritime Corporation a New York Stock Exchange listed company and an operator of a fleet of crude oil tankers. Mr. Christodoulou attended Rutgers University with a major in Psychology and Columbia University Business School’s M.B.A. program.

Mr. Christodoulou’s 20 years of experience as a senior executive officer of several publicly traded companies, day-to-day operational leadership of our company and in-depth knowledge of our company’s products and services make him well qualified as a member of the Board.

Jonathan New has served as our Chief Financial Officer since July 2018. Mr. New was previously the Chief Financial Officer of Net Element, Inc., a Nasdaq listed company, from March 2008 to June 2018. From 2004 until it was sold in 2006, Mr. New owned and operated Wholesale Salon Furniture Corp.com, which imported and distributed salon equipment. Thereafter, until joining Net Element, Mr. New provided services to public companies on a variety of corporate accounting, reporting and audit related issues. From 2001 to 2003, Mr. New was Chief Operating Officer of Ener1, Inc. Prior to joining Ener1, Inc. in 2001, Mr. New held finance manager and chief financial officer positions with companies including Häagen-Dazs, Virtacon (a web development company), RAI Credit Corporation (private label credit card company) and Prudential of Florida (an office services company). Mr. New obtained his B.S. degree in Accounting from Florida State University and began his career with Accenture. He is a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

Donald Engel has served on our Board of Directors since July 2014. Mr. Engel is currently a consultant to Palisades Capital Management LLC. Mr. Engel served as Managing Director and consultant at Drexel Burnham Lambert for 15 years. Mr. Engel managed and developed new business relationships and represented clients such as Warner Communications and KKR & Co., L.P. Mr. Engel also served as a consultant to Bear Stearns and as a Director of such companies as Revlon, Uniroyal Chemical, Levitz, Banner Industries, Savannah Pulp & Paper, and APL Corp. In the last decade, Mr. Engel consulted to Morgan Joseph TriArtisan. Mr. Engel attended the University of Richmond.

Mr. Engel has extensive knowledge of capital markets and fostering new business relationships in particular, making his input invaluable to the Board’s discussions on the company’s capital market and mergers and acquisitions activities.

Grant E. Fitz has served on our Board of Directors since August 2018. Since June 2016, Mr. Fitz has been the Chief Financial Officer of Valassis, an industry leading digital and print multimedia company. Mr. Fitz oversees the financial operations for Valassis and supports the development of its business strategies and internal controls. Mr. Fitz was also named in June 2017 as the President of NCH Marketing Services, a leading coupon clearing company and Valassis subsidiary. From April 2013 to June 2016, Mr. Fitz served as the Corporate Vice President and Chief Financial Officer of Xerox Corporation’s technology business and the President of Xerox Financial Services. While at Xerox, Mr. Fitz led a comprehensive business turnaround which drove efficiency savings and generated higher profit margins for Xerox.

From November 2009 to March 2013 and from March 2006 to November 2009, Mr. Fitz was a senior officer at General Motors (GM), holding multiple positions with increasing responsibility. He served as GM’s Global Finance Director of New Product Vehicle Programs from November 2011 to March 2013 and Chief Risk Officer and Executive Director of Risk Management at GM from November 2010 to November 2011. In the latter role, Mr. Fitz established GM’s company-wide risk management program as its first Chief Risk Officer, reporting to the GM Board’s finance and risk committee. Mr. Fitz also served as the Chief Financial Officer of GM Powertrain Europe from June 2007 to November 2009, where he led finance operations covering seven manufacturing plants, three joint ventures and five engineering centers, and General Director of GM Audit Services from July 2005 to May 2007, where he led the internal audit operations for GM’s global automotive operations. He held various other leadership roles at GM in both Europe and the United States, including being the Finance Director for the GM-Fiat Alliance from July 2001 to June 2005. From November 2009 to November 2010, Mr. Fitz served as the Vice President and Chief Financial Officer of Nexteer Automotive, a steering and driveline systems manufacturer. While at Nexteer, he helped lead a comprehensive revenue growth initiative through the integration of new technologies in Nexteer products.

Mr. Fitz received a B.S. degree in industrial and operations engineering from the University of Michigan and an M.S. in management (M.B.A.) from the Krannert Graduate School of Management at Purdue University. Mr. Fitz demonstrates extensive knowledge of complex financial, accounting and operational issues highly relevant to a growth company. He also brings expertise in international business development and risk analysis in particular.

Robert C. Schweitzer has served on our Board of Directors and as lead independent director since July 2017. He is also the Chairman of the compensation and audit committees, and a member of the nominating and corporate governance committee. Mr. Schweitzer is currently the Chief Executive Officer of RCS Mediation & Consulting LLC, which was formed by him in 2013. He was formerly the President of Shay Investment Services, Inc., a holding company consisting of a bank, an investment management company, and a broker-dealer serving the investment needs of institutional clients. He served in that capacity, and also served as Chairman of the Board of the Bank, from 2007 to 2012. From October 2005 to August 2007, Mr. Schweitzer was the Florida Regional President for Northwest Savings Bank (following the sale of Equinox Bank, where he was President and Chief Executive Officer, to Northwest Savings). From June 2004 to March 2005, he was a consultant to Equinox Bank (formerly Horizon Bank) and became President and Chief Executive Officer of Equinox Bank in March 2005. Mr. Schweitzer was the Regional President of Union Planters Bank for Broward and Palm Beach County, Florida markets from April 1999 to December 2002.

Prior to joining Union Planters, Mr. Schweitzer served as the Executive Vice President and Head of Commercial Banking for Barnett Bank/NationsBank/Bank of America in Jacksonville, Florida from 1993 to 1999. Other positions held include Director and Head of Real Estate Consulting for Coopers & Lybrand in Washington, D.C.; Senior Vice President and Manager of Central North America Real Estate for the First National Bank of Chicago, and Manager of Domestic Credit Process Review; and Senior Vice President and Manager of Central North American Banking for Wachovia Bank.

In addition to sitting on the Board and serving as lead independent director, Mr. Schweitzer currently is chairman of the board of 1-800-PetMeds, a Nasdaq listed company, and chairs the compensation committee and is a member of the audit and corporate governance and nominating committees. He is also a director of Envision Solar International, Inc., an OTCQB quoted company, where he is the chairman of its audit committee, and he is a member of the board and lead independent director of OmniComm Systems, Inc., a OTCQX quoted company, as well as chairman of the audit committee and a member of the compensation and corporate governance and nominating committees. Mr. Schweitzer holds an M.B.A. from the University of North Carolina, and a B.S. degree from the United States Naval Academy. Mr. Schweitzer served in the United States Navy in the Submarine Force and Navy Reserve for 30 years and retired with a rank of Captain. He is also a certified Florida Supreme Court Circuit Civil Mediator, a FINRA certified arbitrator, and on the roster of the American Arbitration Association.

Mr. Schweitzer’s extensive and high-level experience in the financial services and investment industries, as well as his extensive public and private executive and board involvement with numerous other businesses and organizations, enable Mr. Schweitzer to significantly contribute to the Board’s decision-making processes, making him well qualified to serve as a director of our company.

Our directors are appointed at the annual meeting of stockholders and hold office until the annual meeting of the stockholders next succeeding his or her election, or until his or her prior death, resignation or removal in accordance with our bylaws. Our officers are appointed by the Board and hold office until the annual meeting of the Board next succeeding his or her election, and until his or her successor shall have been duly elected and qualified, subject to earlier termination by his or her death, resignation or removal.

There are no family relationships between any of our officers or directors.

Board of Directors

The Board held 17 meetings in 2018 and all of the directors attended at least 75% of the total number of meetings of the Board and committees on which they served. We, and the Board, expect all current directors to attend our annual meetings of stockholders barring unforeseen circumstances or irresolvable conflicts. We do not have a written policy on Board attendance at annual meetings of stockholders; however, we do schedule of Board meeting immediately after the annual meeting for which members attending receive compensation.

Board Composition

Our Board is currently comprised of five directors. Mr. Schweitzer has been designated as our lead independent director. Our articles of incorporation and bylaws permit our stockholders to establish by resolution the authorized number of directors. The Board’s committees are described below.

Committees of the Board

Our Board has established an audit committee, a compensation committee, and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our Board are described below. Members serve on such committees until their resignation or until otherwise determined by our Board.

Audit Committee

Our audit committee was established in December 2013 to oversee our corporate accounting and financial reporting processes. Our audit committee is, among other things, responsible for:

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

Our audit committee is comprised of Messrs. Schweitzer (Chairman), Engel and Fitz. Our Board has determined that each of the directors serving on the audit committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and Nasdaq. In addition, our Board has determined that Mr. Schweitzer meets the requirements of a financial expert as defined under the applicable rules and regulations of the SEC and who has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Our Board has considered the independence and other characteristics of each member of our audit committee, and our Board believes that each member meets the independence and other requirements of Nasdaq and the SEC. Our audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

During 2018, the audit committee met five times.

Compensation Committee

Our compensation committee was established in December 2013 to oversee our corporate compensation policies, plans and benefit programs. Our compensation committee is, among other things, responsible for:

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

Our compensation committee is comprised of Messrs. Schweitzer (Chairman) and Engel. Our Board has considered the independence and other characteristics of each member of our compensation committee. Our Board believes that each member of our compensation committee meets the requirements for independence under the current requirements of Nasdaq, is a nonemployee director as defined by Rule 16b-3 promulgated under the Exchange Act and is an outside director as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986. Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq.

During 2018, the compensation committee did not meet separately but only in conjunction with meetings of the full Board of Directors due to the small size of the Board and the committee’s limited activities.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee was established in December 2013. Our nominating and corporate governance committee is comprised of Messrs. Fitz (Chairman) and Schweitzer. Our nominating and corporate governance committee is responsible for the review of corporate governance, identifying, review the composition of and evaluate the performance of the Board; recommend persons for election to the Board and evaluate director compensation; review the composition of committees of the Board and recommend persons to be members of such committees; review and maintain compliance of committee membership with applicable regulatory requirements; and review conflicts of interest of members of the Board and corporate officers. The committee may use outside consultants to assist in identifying candidates and will also consider advice and recommendations from stockholders, management, and others as it deems appropriate. When evaluating director nominees, our directors consider the following factors:

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

Our nominating and corporate governance committee operates under a written charter. Our goal is to assemble a Board that brings together a variety of skills derived from high quality business and professional experience.

During 2018, the nominating and corporate governance committee did not meet separately but only in conjunction with meetings of the full Board of Directors due to the small size of the Board and the committee’s limited activities.

While we do not have a formal diversity policy for Board membership, the Board does seek to ensure that its membership consists of sufficiently diverse backgrounds, meaning a mix of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions. In considering candidates for the Board, the independent directors consider, among other factors, diversity with respect to viewpoints, skills, experience and other demographics.

Director Independence

Our shares of common stock and warrants are listed for trading on the Nasdaq Capital Market. Under the rules of Nasdaq, “independent” directors must make up a majority of a listed company’s board of directors. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent within the meaning of the applicable Nasdaq rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Our Board has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our Board determined that Messrs. Engel, Fitz and Schweitzer qualify as “independent” directors within the meaning of the Nasdaq rules. As a result, a majority of our directors are independent, as required under applicable Nasdaq rules. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board Leadership Structure

Michael D. Farkas has been a director since 2010, our Chairman of the Board since January 2015 and Chief Executive Officer from 2010 to July 2015 and again since October 2018. We believe that having one person, particularly Mr. Farkas with his wealth of industry and executive management experience, his extensive knowledge of the operations of the company and his own history of strategic thinking, serve as both Chairman and Chief Executive Officer is the best leadership structure for us because it demonstrates to our employees, customers and stockholders that the company is under strong leadership, with a single person setting the tone and having primary responsibility for managing our operations. This unity of leadership promotes strategy development and execution, timely decision-making and effective management of our resources. We believe that we have been well-served by this structure.

As described above, three of our five directors are independent. In addition, all of the directors on each of the audit committee, compensation committee and nominating and corporate governance committee are independent directors and each of these committees is led by a committee chair. The committee chairs set the agendas for their committees and report to the full board on their work. As required by Nasdaq, our independent directors meet in executive session without management present as frequently as they deem appropriate, typically at the time of each regular in-person Board meeting. All of our independent directors are highly accomplished and experienced business people in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with Board processes. Our independent directors bring experience, oversight and expertise from outside the company and industry, while our Chairman and Chief Executive Officer and Mr. Christodoulou bring company-specific experience and expertise.

Board Role in Risk Oversight

Risk assessment and oversight are integral parts of our governance and management processes. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight.

Our Board oversees an enterprise-wide approach to risk management, which is designed to support the achievement of our company’s objectives, including the strategic objective to improve long-term financial and operational performance and enhance stockholder value. Our Board believes that a fundamental part of risk management is understanding the risks that we face, monitoring these risks and adopting appropriate control and mitigation of these risks.

The Board discusses risks with our senior management on a regular basis, including as a part of its strategic planning process, annual budget review and approval, and through reviews of compliance issues in the appropriate committees of our Board. While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board are structured to oversee specific risks, as follows:

Committee	Primary Risk Oversight Responsibility
Audit Committee	Oversees financial risk, including capital risk, financial compliance risk, internal controls over financial reporting and reporting of violations involving financial risk, internal controls and other non-compliance with our Code of Conduct.

Compensation Committee	Oversees our compensation policies and practices to ensure compensation appropriately incentivizes and retains management and determines whether such policies and practices balance risk-taking and reward in an appropriate manner.

Nominating and Corporate Governance Committee	Oversees the assessment of each Board member’s independence to avoid conflict, determine effectiveness of the Board and committees, and maintain good governance practices through our Corporate Governance Guidelines and Code of Conduct.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required to by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms received by us, or representations from certain reporting persons that no year-end Forms 5 were required for those persons, we believe that, during the year ended December 31, 2018, all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our principal executive officer who served as such during all of 2018 (Michael D. Farkas), our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of 2018 (James Christodoulou and Jonathan New), and two additional individuals for whom disclosure would have been provided but were not serving as executive officers at the end of 2018 (Michael Calise, former Chief Executive Officer, and Ira Feintuch, former Chief Operating Officer) (collectively, the “named executive officers”).

Summary Compensation Table

	Award Compensation
Name and				Stock	Option	All Other
Principal Position	Year	Salary	Bonus	Awards (6)	Awards (6)	Compensation	Total

Michael D. Farkas (1)	2018	$442,500	$515,713	$-	$1,337	$2,379,166	$3,338,716
Chairman and Chief Executive Officer	2017	$981,563	$-	$-	$74,336	$1,178,780	$2,234,679

James Christodoulou (2)	2018	$88,141	$61,888	$-	$-	$4,176	$154,205
President and Chief Operating Officer	2017	$-	$-	$-	$-	$-	$-

Jonathan New (3)	2018	$107,452	$72,779	$-	$-	$6,264	$186,495
Chief Financial Officer	2017	$-	$-	$-	$-	$-	$-

Michael J. Calise (4)	2018	$256,794	$272,321	$-	$-	$351,719	$880,834
Former Chief Executive Officer	2017	$286,450	$-	$769,047	$-	$97,887	$1,153,384

Ira Feintuch (5)	2018	$200,801	$206,101	$-		$345,996	$752,898
Former Chief Operating Officer	2017	$250,000	$-	$-	$26,402	$46,725	$323,127

1.	Michael D. Farkas serves as our executive Chairman and Chief Executive Officer and was appointed to these positions in January 2015 and October 2018 (and previously from 2010 to July 2015), respectively. Pursuant to the Third Amendment and the Conversion Agreement (as each term is defined under “Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements – Michael D. Farkas Employment Agreement” below), we paid $560,295 and $397,500 in salary to Mr. Farkas in 2018 and 2017, respectively, in the form of shares of common stock and stock options. We also paid a bonus to Mr. Farkas in the form of 75,235 shares of common stock having a fair value of $515,713 at the time of issuance (inclusive of a tax gross-up of $155,713).

Included in All Other Compensation for Mr. Farkas are (i) company-paid health insurance benefits of $22,220 and $18,142 in 2018 and 2017, respectively, (ii) company-paid car lease and insurance expenses of $29,548 in 2018, and (iii) $394,466 of commissions payable to Farkas Group Inc., a company controlled by Mr. Farkas, relating to the installation of chargers and a placement fee. The compensation listed in All Other Compensation is also for Mr. Farkas’ service as a member of our Board. In 2018, Mr. Farkas received director fees of $72,644, of which $34,404 represented payment in the form of warrants, and in 2017, he received director fees of $63,157, of which $55,843 represented payment in the form of warrants.

2.	Mr. Christodoulou serves as our President, Chief Operating Officer and a director. Mr. Christodoulou was appointed Chief Operating Officer in August 2018 and was appointed as President and a director in October 2018. Included in Mr. Christodoulou’s 2018 bonus of $61,888 includes a $21,404 accrual for 2018, which is expected to be paid during the first half of 2019.

3.	Mr. New serves as our Chief Financial Officer, joining our company in July 2018. Included in Mr. New’s 2018 bonus of $72,779 is a $21,404 accrual for 2018, which is expected to be paid during the first half of 2019.

4.	Mr. Calise served as our Chief Executive Officer through October 2018, and currently serves as our Senior Vice President of Sales. Mr. Calise received a 2018 bonus of $247,321, representing 47,022 shares of common stock having such fair value at the time of issuance (inclusive of a tax gross-up of $97,321). Included in All Other Compensation for Mr. Calise are (i) $54,498 of 2018 director fees paid in the form of shares of common stock and warrants and $52,923 of 2017 director fees paid in the form of shares of common stock and warrants, and (ii) $225,000 in repositioning severance in 2018, which was paid during the first quarter of 2019.

5.	Mr. Feintuch served as our Chief Operating Officer through the date of his resignation in July 2018. Mr. Feintuch was paid a 2018 bonus of $206,101, which consisted of 39,185 shares of common stock. Included in All Other Compensation for Mr. Feintuch is compensation of $134,318 during 2018, of which $94,657 represented accrued commissions that were paid in the form of 52,461 shares of common stock and warrants.

6.	The amounts reported in these columns represent the grant-date fair value of the stock and option awards granted during the years ended December 31, 2018 and 2017, calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating these amounts are discussed in Note 12 of the Notes to Consolidated Financial Statements included in this Report.

Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements

Michael D. Farkas Employment Agreement. On October 15, 2010, we entered into an employment agreement with Michael D. Farkas to serve as our Chief Executive Officer (“Original Farkas Employment Agreement”). The agreement was for three years and stipulated a base salary of $120,000 in year one, $240,000 in year two and $360,000 in year three. The agreement also included a signing bonus of $60,000. At a Board meeting on April 17, 2014, the Board resolved to enter into a three-year contract with Mr. Farkas, in which Mr. Farkas was to receive a monthly salary of $40,000 with an increase to $50,000 per month in the event our shares became listed for trading on a national securities exchange. On December 23, 2014, in connection with the closing and as a condition to the closing of a series C preferred stock securities purchase agreement, we entered into an amendment to the employment agreement with Mr. Farkas (who was still Chief Executive Officer at that time) (“First Amendment”). The First Amendment provided that Mr. Farkas was to have a salary of $40,000 per month. However, for such time as any of the aggregate subscription amount from the December 2014 securities purchase agreement was still held in escrow, Mr. Farkas was to receive $20,000 in cash and the remaining amount of his compensation (i) was to be deferred and (ii) was to be determined by the compensation committee of the Board to be fair and equitable. Additionally, beginning on the date that the aggregate subscription amount was released from escrow and continuing for so long as the series C preferred stock remained outstanding, Mr. Farkas’ salary was only to be paid in cash if doing so would not have put us in a negative operating cash flow position. Effective July 24, 2015, we again amended our employment agreement with Mr. Farkas, such that Mr. Farkas was appointed our Chief Visionary Officer and was no longer our Chief Executive Officer (“Second Amendment”).

Effective June 15, 2017, we and Mr. Farkas entered into a third amended employment agreement (“Third Amendment”). The Third Amendment was approved by our compensation committee and the Board as a whole (with Mr. Farkas recusing himself from this vote). The Third Amendment, which superseded the First Amendment and Second Amendment, clarified that, on a going-forward basis, the Executive Chairman position held by Mr. Farkas would be the principal executive officer of our company. Mr. Farkas was appointed to this position for a term of three years, with an automatic one-year renewal unless either party terminates Mr. Farkas’ employment with our company at least 60 days prior to the expiration of the term. We agreed that Mr. Farkas was to be paid $20,000 per month from July 24, 2015 to November 24, 2015 and we agreed to pay Mr. Farkas the equivalent of $15,000 per month in cash compensation for the past 18 months (from December 1, 2015 to May 31, 2017), or $270,000. Prior to entering into the Original Farkas Employment Agreement, we and an entity controlled by Mr. Farkas entered into (i) a Consulting Agreement, dated October 20, 2009 (“Consulting Agreement”), and (ii) a Car Charging Group, Inc. Fee/Commission Agreement, dated November 17, 2009 (“Fee Agreement”), and, after entering into the Original Farkas Employment Agreement, the parties entered into a Patent License Agreement, dated March 29, 2012, among our company, Mr. Farkas and Balance Holdings, LLC and the March 11, 2016 Agreement regarding the Patent License Agreement (with the Fee Agreement and the Consulting Agreement, “Affiliate Agreements”). Additionally, the Original Farkas Employment Agreement included a provision whereby any stock options or warrants awarded to Mr. Farkas (or Farkas Group, Inc.) by us that were exercised by Mr. Farkas or that expired would be replaced by us. Such replacement stock options and warrants would have a new exercise price that is 1% above the market price on the new issue date.

Pursuant to a December 6, 2017 letter agreement between our company and Mr. Farkas, Mr. Farkas’ monthly salary, as of the closing of our 2018 public offering, is $40,000 of cash compensation. From February 16, 2018 to April 16, 2018, in connection with the closing of our 2018 public offering, we (i) paid $80,000 to Mr. Farkas in repayment of accrued cash compensation for the period from July 2015 to November 2015, (ii) issued to Mr. Farkas 223,456 units of unregistered shares of common stock and warrants (with each unit consisting of one share of common stock and two warrants each to purchase one share of common stock for a total of 223,456 shares and 446,912 warrants) issuable as payment of $712,500 in shares of common stock owed to Mr. Farkas for the period from December 1, 2015 to May 31, 2017 pursuant to the Third Amendment and a Conversion Agreement, dated August 23, 2017, between our company and Mr. Farkas, divided by the public offering price of $4.25 multiplied by 80%, (iii) issued to Mr. Farkas 153,039 units of unregistered shares of common stock and warrants (for a total of 153,039 shares and 306,078 warrants) issuable as payment of (a) $375,000 in shares of common stock owed to Mr. Farkas for accrued commissions on hardware sales and revenue from charging stations for the period from November 2015 to March 2017 pursuant to the Third Amendment divided by the public offering price of $4.25 multiplied by 80%, and (b) $145,334 in shares of common stock owed to Mr. Farkas for accrued commissions on hardware sales and revenue from charging stations for the period from April 2017 to February 13, 2018 pursuant to a verbal agreement between our company and Mr. Farkas, divided by the public offering price of $4.25 multiplied by 80%, (iv) issued to Mr. Farkas 74,753 shares of common stock issuable as payment of principal and interest of $221,009 owed to BLNK Holdings, LLC, a company controlled by Mr. Farkas, pursuant to the Conversion Agreement, dated August 23, 2017, between our company and BLNK Holdings. In March 2018, Mr. Farkas also received 886,119 shares of common stock issuable pursuant to the December 6, 2017 letter agreement.

Mr. Farkas is owed stock options for 7,000 shares of common stock at an exercise price of $30 per share and stock options for 8,240 shares of common stock at an exercise price of $37.50 per share in connection with amounts owed pursuant to the Third Amendment. With the exception of the Farkas additional amounts for the period from April 2017 to February 13, 2018, pursuant to a verbal agreement between our company and Mr. Farkas, the Third Amendment resolved all claims Mr. Farkas had with regard to the Affiliate Agreements. Following the closing of our 2018 public offering and the issuance of all securities owed to Mr. Farkas pursuant to the verbal agreement, Mr. Farkas no longer has any claims with regard to the Affiliate Agreements. The Affiliate Agreements are not currently in effect and will retain that status while Mr. Farkas is employed by us with a monthly salary of at least $30,000. Pursuant to the Third Amendment, Mr. Farkas will be entitled to salary and benefits for 18 months if he is terminated for a reason other than for cause, which is defined in the Original Farkas Employment Agreement as a conviction for committing or participating in an injurious act that constitutes fraud, gross negligence, misrepresentation or embezzlement with regard to our company.

James Christodoulou Employment Agreement. In connection with Mr. Christodoulou’s appointment as President, the Board approved an offer letter to Mr. Christodoulou (the “Christodoulou Offer Letter”), which was executed on August 28, 2018. The Christodoulou Offer Letter provides that Mr. Christodoulou is entitled to receive an annualized base salary of $250,000, payable in regular installments in accordance with our general payroll practices. Mr. Christodoulou will also be eligible for a cash bonus of 25% of his base salary based on the satisfaction of certain performance criteria, payable in cash or stock. Mr. Christodoulou will also be entitled to receive equity awards under our 2018 Incentive Compensation Plan with an aggregate award value equal to 50% of his base salary. Mr. Christodoulou also has received a $20,000 signing bonus.

If Mr. Christodoulou’s employment is terminated by us other than for cause, he is entitled to receive severance equal to up to six months of his base salary. Mr. Christodoulou is also entitled to vacation and other employee benefits in accordance with our policies.

Jonathan New Employment Agreement. Pursuant to an offer letter dated June 15, 2018 (the “Offer Letter”), Mr. New will receive an annual base salary of $225,000 (the “Base Salary”) and he received a cash payment of $20,000 as a signing bonus on his employment start date. Mr. New is eligible for an annual incentive bonus in the amount up to 25% of his Base Salary based on meeting certain key performance indicators to be mutually agreed to by Mr. New and our compensation committee. The Offer Letter is for a term of two years commencing on the employment start date (the “Term”). On the second anniversary of the employment start date, Mr. New’s employment will be renewed automatically for an additional one-year term, unless we provide a notice of non-renewal at least 30 days prior to the end of the Term.

If Mr. New’s employment is terminated by us other than for cause, he is entitled to receive severance equal to up to six months of his base salary. Mr. New is also entitled to vacation and other employee benefits in accordance with our policies.

Mr. New will be entitled to awards under our 2018 Incentive Compensation Plan equal to 50% of his Base Salary, as adjusted from time to time (the “Grant”), with 25% of such Grant will be in the form of restricted shares of our common stock and the remaining 75% of such Grant will be in the form of options to purchase our common stock. As a full-time employee, Mr. New will be eligible to participate in all of our benefit programs.

Michael J. Calise Repositioning Agreement. On October 19, 2018, we entered into a repositioning agreement with Michael J. Calise, pursuant to which Mr. Calise agreed to become our Senior Vice President of Sales upon his resignation as our Chief Executive Officer, which position he had held since July 2015. Under the terms of the agreement, Mr. Calise is entitled to receive a base salary of $10,000 per month, plus commissions on sales, as an at-will employee. He also received an aggregate payment of $225,000 in connection with the termination of his previous employment agreement, which was paid in January 2019, and shares of restricted common stock with an aggregate value of $250,000, which vest 50% in each of January 2019 and October 2019. All previously outstanding vested stock options held by Mr. Calise will remain in effect, and all previously outstanding unvested stock options were forfeited under the agreement.

Equity Compensation Plans

As of December 31, 2018, stock options to purchase an aggregate of 109,608 shares of common stock and 722,899 shares of our common stock were outstanding and initially issued to employees and consultants under previous incentive compensation plans.

In July 2018, our Board, adopted the Blink Charging Co. 2018 Incentive Compensation Plan (the “2018 Plan”), The holders of a majority of our shares of common stock approved the 2018 Plan at our stockholders meeting held on September 7, 2018. The 2018 Plan enables us to grant stock options, restricted stock, dividend equivalents, stock payments, deferred stock, restricted stock units, stock appreciation rights, performance share awards, and other incentive awards to employees, directors, consultants and advisors, and to improve our ability to attract, retain and motivate individuals upon whom our sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in us. Stock options granted under the 2018 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to us or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if, issued to a 10% or greater shareholder, must be at least 110% of the fair market value on the date of the grant.

The 2018 Plan is administered by the Compensation Committee of the Board, which has discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2018 Plan is 5,000,000, as adjusted. No awards may be issued on or after September 7, 2028. Through December 31, 2018, we have granted an aggregate of 690,013 stock and option awards under the 2018 Plan, including the grants described below to our executive officers, directors and consultants.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2018 to the named executive officers including Mr. Farkas, Mr. Calise and Mr. Feintuch. Mr. New and Mr. Christodoulou were not issued any equity awards during the year ended December 31, 2018.

	Option Awards					Stock Awards
								Equity	Equity
								incentive	incentive
			Equity					plan	plan
			incentive					awards:	awards:
			plan			Number	Market	Number	Market
			awards:			of	value of	of	or payout
	Number of	Number of	Number of			shares	shares	unearned	value of
	securities	securities	securities			or units	of units	shares,	unearned
	underlying	underlying	underlying			of stock	that	units or	shares,
	unexercised	unexercised	unexercised	Option	Option	that	have	other	units or
	options	options	unearned	exercise	expiration	have not	not	rights	other
Name	exercisable	unexercisable	options	price	date	vested	vested	vested	not vested

Michael D. Farkas	-	-	100	$50.50	04/17/19	-	$-	-	$-
Michael D. Farkas	-	-	4,200	$55.00	05/14/19	-	$-	-	$-
Michael D. Farkas	-	-	100	$27.00	08/21/19	-	$-	-	$-
Michael D. Farkas	-	-	100	$26.50	10/21/19	-	$-	-	$-
Michael D. Farkas	-	-	100	$16.50	12/17/19	-	$-	-	$-
Michael D. Farkas	-	-	100	$20.00	03/09/20	-	$-	-	$-
Michael D. Farkas	-	-	100	$21.00	04/29/20	-	$-	-	$-
Michael D. Farkas	-	-	100	$17.50	06/17/20	-	$-	-	$-
Michael D. Farkas	-	-	100	$9.50	12/04/20	-	$-	-	$-
Michael D. Farkas	-	-	100	$10.00	12/07/20	-	$-	-	$-
Michael D. Farkas	-	-	100	$9.50	12/11/20	-	$-	-	$-
Michael D. Farkas	-	-	100	$9.00	02/10/21	-	$-	-	$-
Michael D. Farkas	-	-	100	$7.50	02/12/21	-	$-	-	$-
Michael D. Farkas	-	-	100	$8.50	02/23/21	-	$-	-	$-
Michael D. Farkas	-	-	100	$16.50	03/29/21	-	$-	-	$-
Michael D. Farkas	-	-	100	$18.50	03/31/21	-	$-	-	$-
Michael D. Farkas	-	-	100	$47.50	06/06/21	-	$-	-	$-
Michael D. Farkas	-	-	200	$2.53	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	100	$2.17	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	100	$2.50	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	15,000	$5.25	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	7,000	$30.00	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	8,240	$37.50	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	100	$6.00	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	100	$3.52	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	100	$2.63	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	7,000	$30.00	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	9,600	$37.50	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	-	$-	-	-	$-	75,235	$240,000

Michael J. Calise	-	-	-	$-	-	-	$-	47,022	$150,000

Ira Feintuch	-	-	7,000	$30.00	12/13/23	-	$-	-	$-
Ira Feintuch	-	-	9,600	$37.50	12/13/23	-	$-	-	$-
Ira Feintuch	-	-	-	$-	-	-	$-	39,185	$125,000

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth our securities authorized for issuance under any equity compensation plans approved by our stockholders, as well as any equity compensation plans not approved by our stockholders, as of December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	109,608	$35.00	$-

Equity compensation plans not approved by security holders	-	$-	$-

Total	109,608	$35.00	-

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2017 and 2018.

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

Compensation of Directors

The following table provides information for 2018 regarding all compensation awarded to, earned by or paid to each person who served as a director for some portion or all of 2018:

	Fees Earned or	Stock		Option/Warrants		All Other
Name	Paid in Cash	Awards		Awards		Compensation	Total
Donald Engel (1)	$114,851	$73,088	(1)	$85,434	(1)	$-	$273,373

Grant E. Fitz (2)	$39,501	$20,973	(2)	$-		$-	$60,474

Robert C. Schweitzer (3)	$169,155	$95,013	(3)	$-		$-	$264,168

Andrew Shapiro (4)	$44,750	-		$114,069	(4)	$-	$158,819

Total	$368,257	$189,074		$199,503		$-	$756,834

(1)	Mr. Engel earned $273,373 in board compensation for 2018, which included a stock award for $73,088 (11,765 shares) and an option award of $85,434 (68,150 shares inclusive of a tax gross-up for $24,350).

(2)	Mr. Fitz earned $60,474 in board compensation during 2018 which represents a pro-rated amount from the date Mr. Fitz became a board member. Of that amount, $20,973 was in the form of common stock that was accrued in 2018 and paid during 2019.

(3)	Mr. Schweitzer earned $264,168 in board fees for 2018 which included a stock award for $95,013 (15,294 shares inclusive of a tax gross-up of $31,654).

(4)	Mr. Shapiro received $158,819 in board compensation for 2018 which included 107,143 options of our common stock with a value of $114,069 on the date of grant.

Agreements Regarding Board Service

We entered into a director agreement (the “Shapiro Agreement”) with Mr. Shapiro on April 28, 2014. In connection with compensation owed to Mr. Shapiro pursuant to the Shapiro Agreement, in February 2018, upon the closing of the public offering, we paid $223,286 to Mr. Shapiro. In connection with compensation owed to Mr. Shapiro pursuant to the Shapiro Agreement, we issued 107,143 warrants to Mr. Shapiro on April 9, 2018 with the warrants having a weighted average exercise price of $4.25.

We entered into a director agreement (the “Engel Agreement”) with Mr. Engel on July 30, 2014. In connection with compensation owed to Mr. Engel pursuant to the Engel Agreement, in February 2018, upon the closing of the public offering, we paid $84,243 to Mr. Engel. In connection with compensation owed to Mr. Engel pursuant to the Engel Agreement, we issued 68,150 warrants to Mr. Engel on April 9, 2018 with the warrants having a weighted average exercise price of $4.25.

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

On December 11, 2017, the Board approved a new Board compensation plan (the “2017 Board Plan”). The 2017 Board Plan had an effective date of November 1, 2017. The 2017 Board Plan applied to the entire Board from November 1, 2017 through February 16, 2018. Since that date, the 2017 Board Plan only applies to the non-employee members of the Board. The employee members of the Board are no longer paid separate compensation for serving on the Board. The 2017 Board Plan superseded all prior compensation arrangements with the Board members.

Pursuant to the 2017 Board Plan, each non-employee member of the Board receives an annual cash retainer of $60,000. The lead independent director of the Board (currently, Mr. Schweitzer) receives a supplemental annual cash retainer in an amount $30,000. Each non-employee member of the Board that serves in a chairperson role or as a member of a committee receives a supplemental annual cash retainer in an amount equal to the corresponding role: (i) Chair of the audit committee — $15,000; Member of the audit committee — $7,500; (ii) Chair of the compensation committee—$10,000; Member of the compensation committee — $5,000; and (iii) Chair of the nominating and corporate governance committee—$10,000; Member of the nominating and corporate governance committee—$5,000. Each non-employee member of the Board receives $1,500 for each in-person Board meeting and $500 for each telephone Board meeting. The annual and supplemental cash retainers are payable quarterly during the last month of each quarter. We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending Board and company meetings or events.

In addition, each year on the date of the annual meeting of stockholders, each non-employee director will receive an annual award for the number of shares of our common stock that have a market value of $50,000 based on the closing price of the common stock on the last business day preceding the grant date. The lead independent director will receive an additional annual award for the number of shares of our common stock that have a market value of $15,000. The stock award will fully vest the sooner of: (i) 12 months from grant; or (ii) one day before the following year’s annual meeting. All stock awards will include a cash payment upon vesting to cover expected ordinary income tax charges and will be calculated at the highest individual personal income tax rate.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics in December 2013. Our Code of Business Conduct and Ethics applies to all our employees, officers and directors, including our principal executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is posted on our website at www.blinkcharging.com. We intend to disclose future amendments to certain provisions of our Code of Conduct and Business Ethics, or waivers of these provisions with respect to executive officers on our website or in our public filings with the SEC. There were no waivers of the Code of Business Conduct and Ethics in 2018. Our website and the information contained in, or accessible through, our website will not be deemed to be incorporated by reference into this Report and does not constitute part of this Report. A copy of our Code of Business Conduct and Ethics will be provided without charge to any person submitting a written request to the attention of the Chief Executive Officer at our principal executive office.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 25, 2019, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each Named Executive Officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days after such date upon the exercise of stock options, warrants or convertible securities. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after March 25, 2019. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days after March 25, 2019 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner (1)	Number		Percent (2)

5% Shareholders:

Justin Keener	2,569,386	(3)	9.9%

Directors and Executive Officers:

Michael D. Farkas	7,712,629	(4)	28.1%

James Christodoulou	0		-

Jonathan New	0		-

Donald Engel	481,915	(5)	1.8%

Grant E. Fitz	0		-

Robert C. Schweitzer	41,176	(6)	*

Michael J. Calise	155,205	(7)	*

Ira Feintuch	285,294	(8)	1.1%

All directors and executive officers as a group (8 persons)	8,676,219	(9)	29.9%

* Less than 1% of the outstanding shares.

(1) Each person, except Justin Keener, maintains a mailing address c/o Blink Charging Co., 407 Lincoln Road, Suite 704, Miami Beach, Florida 33139. The address of Mr. Keener is 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169.

(2) Applicable percentage ownership is based on 26,223,809 shares of common stock outstanding as of March 25, 2019.

(3) As reported in Amendment No. 3 to Schedule 13G filed with the SEC on January 31, 2019, represents (i) 2,533,529 shares of common stock owned by Mr. Keener, (ii) 1,647,756 shares of common stock issuable upon the conversion of shares of series D convertible preferred stock, and (iii) 147,058 shares of common stock issuable upon the exercise of warrants. The aggregate number of shares of common stock into which the shares of series D convertible preferred stock are convertible and warrants are exercisable and which Mr. Keener has the right to acquire beneficial ownership is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Mr. Keener, does not exceed 9.99% of the total outstanding shares of our common stock. Because the number of outstanding shares of common stock of our company has increased since the filing of Mr. Keener’s Schedule 13G/A, the beneficial ownership of Mr. Keener may have correspondingly increased due to his ability to convert additional shares of series D convertible preferred stock and exercise additional warrants pursuant to the 9.99% beneficial ownership limitation. For purposes of voting, on an actual basis, Mr. Keener owns 9.9% of the outstanding shares.

(4) Represents (i) 2,049,508 shares of common stock owned directly, (ii) 4,197,616 shares of common stock held by Farkas Group Inc., of which Mr. Farkas is the President and has voting and investment power with respect to such shares, (iii) 231,441 shares of common stock held by Balance Group LLC, of which Mr. Farkas is the managing member and has voting and investment power with respect to such shares, (iv) 22,130 shares of common stock held by Ze’evi Group Inc., of which Mr. Farkas is the President and has voting and investment power with respect to such shares, (v) 7,200 shares of common stock held by the Michael D. Farkas Charitable Foundation, of which Mr. Farkas is the trustee and has voting and investment power with respect to such shares, (vi) 80 shares of common stock held by Farkas Family Irrevocable Trust, of which Mr. Farkas is the trustee and has voting and investment power with respect to such shares, (vii) 15,000 shares of common stock held by Mr. Farkas’ minor children, (viii) 43,740 shares of common stock issuable upon the exercise of stock options, and (ix) 1,145,914 shares of common stock issuable upon the exercise of warrants. For purposes of voting, on an actual basis, Mr. Farkas owns 25.4% of the outstanding shares.

Additionally, Mr. Farkas has a less than 5% ownership interest in Ardour Capital Investments LLC and Ardour Capital Partners LLC, which, to the company’s knowledge, own 42,771 shares and 14,117 shares of common stock, respectively. Mr. Farkas has no voting or investment power with respect to the shares of common stock held by the Ardour Capital entities, and their ownership interests are not included in the shares of common stock beneficially owned by Mr. Farkas.

(5) Represents (i) 374,307 shares of common stock owned directly, (ii) 6,600 shares of common stock issuable upon the exercise of stock options, and (iii) 101,008 shares of common stock issuable upon the exercise of warrants, which are currently exercisable. For purposes of voting, on an actual basis, Mr. Engel owns 1.4% of the outstanding shares.

(6) Represents (i) 30,588 shares of common stock owned directly, and (ii) 10,588 shares of common stock issuable upon the exercise of warrants, which are currently exercisable. For purposes of voting, on an actual basis, Mr. Schweitzer owns less than 1% of the outstanding shares.

(7) Includes 100 shares of common stock issuable upon the exercise of stock options and 84,988 shares of common stock issuable upon the exercise of warrants, which are currently exercisable.  For purposes of voting, on an actual basis, Mr. Calise, who previously served as an executive officer, owns less than 1% of the outstanding shares.

(8) Includes 16,600 shares of common stock issuable upon the exercise of stock options and 34,974 shares of common stock issuable upon the exercise of warrants, which are currently exercisable.  For purposes of voting, on an actual basis, Mr. Feintuch, who previously served as an executive officer, owns less than 1% of the outstanding shares.

(9) Includes currently exercisable stock options and warrants to purchase an aggregate of 1,307,850 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the transactions described under “Executive Compensation – Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements; Michael D. Farkas Employment Agreement and Related Transactions,” and as described below, there are no transactions requiring disclosure between us and related persons, promotors or control persons.

Transactions with BLNK Holdings, LLC

On February 10, 2017, February 14, 2017, July 18, 2017 and July 30, 2017, we entered into promissory notes with BLNK Holdings, LLC, a company controlled by Michael D. Farkas, our Chairman and Chief Executive Officer, for the principal sums of $22,567, $25,000, $5,078 and $30,000, respectively, together with simple interest at the rate of 10% per year. On August 4, 2017, we entered into a secured promissory note with BLNK Holdings for the principal sum of $100,000.00, together with simple interest at the rate of 10% per year. The loan was secured by a first priority lien on and continuing security interest in all of our assets.

On March 16, 2018, 74,753 shares of common stock were issued as payment of $221,009 in principal and interest owed to BLNK Holdings, pursuant to a Conversion Agreement, dated August 23, 2017, between our company and BLNK Holdings. These shares were subsequently transferred to Mr. Farkas.

Transactions with Farkas Group Inc.

On August 7, 2017, we issued a 60-day convertible note in the principal amount of $50,000 to Farkas Group Inc. (“FGI”), a company controlled by Michael D. Farkas. Interest on the note accrued at a rate of 15% annually and was payable at maturity. The unpaid principal and accrued interest were convertible at the election of the holder into shares of common stock at $35.00 per share. In connection with the note issuance, we issued a five-year immediately-vested warrant to purchase 100,000 shares of common stock at an exercise price of $0.70 per share. On August 29, 2017, following the effectiveness of the 2017 reverse stock split, FGI exercised, on a cashless basis, warrants for 3,100,000 shares, accounted for as derivative liabilities, not subject to the reverse stock split. We issued 2,990,404 shares of common stock to FGI as a result of the cashless exercise. On December 6, 2017, we and Mr. Farkas signed a letter agreement, pursuant to which Mr. Farkas would cancel 2,930,596 of his shares of common stock. These shares were cancelled on April 16, 2018. In February 2018, in connection with the closing of our 2018 public offering, we repaid $688,238 in principal and interest owed to Mr. Farkas pursuant to convertible notes issued to FGI.

From January 1 to June 30, 2016, as a result of financings entered into by our company, we paid $52,500 in fees to FGI.

Transactions with Balance Labs, Inc.

In September 2016, we executed a consulting agreement with Balance Labs, Inc. (“Balance Labs”), a company controlled by Mr. Farkas. Balance Labs will, among other services, work to establish strategic partnerships, identify customers and identity hardware manufacturers. The consulting agreement calls for us pay a fee of 7% of any gross revenues realized by us as a result of Balance Labs’ introductions. Balance Labs will receive a fee, to the extent permitted by applicable federal and state law, of 5% with regard to any mergers (payable in-kind) of the aggregate consideration of the merger, sales of our company, or our assets. There is also compensation tied to hardware sales ($500 per unit) and any celebrity endorsements (18% of the compensation we pay) arranged by Balance Labs. Finally, if we execute an EV services agreement with a party introduced by Balance Labs and we retain ownership of the hardware, Balance Labs is entitled to 5% of the net revenues generated by the deployed hardware. To date, we have not paid any fees or other compensation to Balance Labs under this contract.

On July 28, 2016, as sub-landlord, we entered into a sublease agreement with Balance Labs, pursuant to which we agreed to sublease a portion of our Miami, Florida corporate headquarters to the sub-tenant. The term of the sublease agreement was from August 1, 2016 to September 29, 2018, subject to earlier termination upon written notice of termination by the landlord or us. This sublease agreement ended in March 2017 when the landlord commenced eviction proceedings against us. Throughout the term of the agreement, subtenant was to pay to us fixed base rent and operating expenses equal to 50% of our obligation under our primary lease agreement, resulting in monthly base rent payments ranging from approximately $7,500 to $8,000 per month, for a total of approximately $200,000 for the total term of the sublease agreement.

Transactions with Ardour Capital

On August 3, 2016, we executed a consulting agreement with Ardour Capital to serve as our financial advisor with respect to any private equity offerings, derivative equity offerings or debt offerings. Mr. Farkas has a less than 5% ownership interest in Ardour Capital. For acting as our placement agent, Ardour Capital is entitled to receive a sales commission of 5% of the gross proceeds from any private equity offering and a five-year warrant to purchase 5% of the common stock from such private equity transaction with an exercise price based on the valuation of the private equity transaction. Ardour Capital is entitled to receive a sales commission of 3% of gross proceeds from a non-convertible debt-related transaction in which there is no equity component other than customary warrant coverage not in excess of 10% of the associated debt. JMJ lent $3,500,000 to us between October 2016 and October 2017. In connection with these loans, we had paid $120,000 (and owed $120,000) to Ardour Capital as sales commissions.

In February 2018, in connection with the closing of our 2018 public offering, we paid $120,000 to Ardour Capital.

On March 22, 2018, in connection with the closing of our 2018 public offering, we issued 360,441 shares of common stock to Ardour Capital as placement agent fees related to the $3,5000,000 lent by JMJ and the separate $250,000 lent by JMJ to us on January 22, 2018. On the same day, we issued 1,167 shares of common stock to Ardour Capital in connection with placement agent fees related to the sale of our series C preferred stock in December 2014.

On December 6, 2018, in connection with the sale of Series C Preferred Convertible stock in 2014 and 2016, we paid Ardour Capital $93,333 in sales commissions.

Transaction between BLNK Holdings and JMJ Financial

In February 2018, prior to the closing of our 2018 public offering, Mr. Farkas reached an agreement with JMJ Financial, a Nevada sole proprietorship owned by Justin Keener (“JMJ”), that, following the closing of the 2018 public offering, BLNK Holdings would transfer 260,000 shares to JMJ as additional consideration for JMJ agreeing to waive its claims to $12 million as a mandatory default amount pursuant to previous agreements with us. This transfer took place on April 18, 2018. The fair value of $785,200 of the 260,000 shares of common stock that were to be transferred to JMJ by BLNK Holdings is reflected as interest expense on our consolidated statements of operations during the year ended December 31, 2018, with a corresponding credit to additional paid-in capital.

Transactions with JMJ Financial

On October 7, 2016, we executed a Promissory Note in favor of JMJ in the amount up to $3,725,000 bearing interest on the unpaid balance at the rate of 6% per year. The initial amount borrowed under the promissory note was $500,000, with the remaining amounts permitted to be borrowed under the promissory note being subject to us achieving certain milestones.

All advances after February 28, 2017 were at the discretion of JMJ without regard to any specific milestones occurring. Additional advances of $250,000 and $30,000 under the promissory note occurred on March 14, 2017 and March 24, 2017, respectively, and two more warrants to purchase our common stock were issued, one for 7,143 shares and the other for 857 shares. An additional advance of $400,000 occurred on April 5, 2017 and a warrant to purchase 11,429 shares of our common stock was issued on the same date. An additional advance of $295,000 occurred on May 9, 2017 and a warrant to purchase 8,429 shares of our common stock was issued on the same date. On July 27, 2017, an additional advance of $50,000 was made to us and a warrant to purchase 1,429 shares of our common stock was issued to JMJ. We and JMJ entered into a Lockup, Conversion and Additional Investment Agreement, dated October 23, 2017 (the “Additional Agreement”). In accordance with the terms of the Additional Agreement, on October 24, 2017, JMJ advanced to us $949,900 available pursuant to previous agreements with JMJ and a warrant to purchase 27,140 shares of our common stock was issued to JMJ. As of the closing of our 2018 public offering, ten warrants to purchase a total of 100,001 shares of our common stock had been issued to JMJ. The aggregate exercise price was $3,500,000.

The Additional Agreement extended the maturity date of the JMJ loans to December 15, 2017. On November 29, 2017, we and JMJ entered into the first amendment to the Additional Agreement, extending the maturity date to December 31, 2017. On January 4, 2018, we and JMJ entered into the second amendment to the Additional Agreement, extending the maturity date to January 31, 2018. On February 1, 2018, we and JMJ entered into the third amendment to the Additional Agreement, extending the maturity date to February 10, 2018. On February 7, 2018, we and JMJ entered into the fourth amendment to the Additional Agreement, extending the maturity date to February 15, 2018.

In addition, JMJ claimed that we would owe JMJ $12 million as a mandatory default amount pursuant to previous agreements with us. JMJ, in the Additional Agreement, agreed to allow us to have two options for settling a previously issued note (including settling the mandatory default amount for either $1.1 million or $2.1 million), securing a lockup agreement from JMJ, and exchanging previously issued warrants for shares of common stock. Each of these options depended upon the closing of our 2018 public offering by December 15, 2017 (subsequently extended to February 15, 2018). The option chosen was at our sole discretion. “Origination Shares” was defined in the purchase agreement with JMJ as the following: on the fifth trading day after the closing of our public offering we would deliver to JMJ shares of our common stock equal to 48% of the consideration paid by JMJ under the Promissory Note divided by the lowest of (i) $35 per share, or (ii) the lowest daily closing price of our common stock during the ten days prior to delivery of the Origination Shares (subject to adjustment for stock splits), or (iii) 80% of the common stock price of the public offering, or (iv) 80% of the unit price of the public offering (if applicable), or (v) the exercise price of any warrants issued in the offering. The number of shares to be issued was to be determined based on the offering price of the public offering.

The first option was that we, upon the closing of our 2018 public offering: (a) would pay $2.0 million in cash to JMJ; and (b) would issue shares of common stock to JMJ with a value of $9,005,000 (including the Origination Shares). The second option was that we, upon the closing of our 2018 public offering, would not pay any cash to JMJ and would issue shares of common stock to JMJ with a value of $12,005,000 (including the Origination Shares). Upon the closing of our public offering, we chose the second option and did not pay any cash to JMJ. Although our public offering closed one day after the February 15, 2018 maturity date, JMJ accepted payment on February 16, 2018 and did not declare a default. Prior to our choosing the option at the closing (with the first option including some cash and the second option not including any cash), JMJ could elect to receive some or all of the share consideration (to be issued pursuant to either option) in the form of convertible preferred stock. On January 29, 2018, JMJ made the election to receive all of the share consideration in the form of shares of convertible preferred stock.

Pursuant to the second option and to the election by JMJ to receive convertible preferred stock instead of common stock as permitted by the Additional Agreement, on February 16, 2018, we issued to JMJ 12,005 shares of series D preferred stock convertible into 3,847,756 shares of common stock, to reflect the full payment of all dollar amounts and share amounts owed in connection with the JMJ financing. On May 7, 2018, we received a notice of conversion from JMJ to convert 4,368 shares of series D preferred stock with a stated value of $4,368,000 at the conversion price of $3.12 per share into 1,400,000 shares of our common stock. On May 10, 2018, we effected the preferred stock conversion and issued 1,400,000 shares of common stock to JMJ.

Separately from and unrelated to the JMJ financing, JMJ lent $250,000 to us on January 22, 2018. We agreed with JMJ to issue units of unregistered shares of common stock and warrants as repayment of this $250,000 advance at the closing of our public offering (with each unit consisting of one share of common stock and two warrants each to purchase one share of common stock). On March 16, 2018, we issued 73,529 shares of common stock to JMJ and, on April 9, 2018, we issued 147,058 warrants to JMJ.

Related Person Transaction Policy

Our policy with regard to related party transactions is for the Board as a whole to approve any material transactions involving our directors, executive officers or holders of more than 5% of our outstanding shares of common stock.

Director and Executive Officer Indemnification Agreements

Nevada corporation law limits or eliminates the personal liability of directors to corporations and their stockholders for monetary damages for breaches of directors’ fiduciary duties as directors. Our bylaws include provisions that require us to indemnify our directors or officers against monetary damages for actions taken as a director or officer of our company. We are also expressly authorized to carry directors’ and officers’ insurance to protect our directors, officers, employees and agents for certain liabilities. Our articles of incorporation do not contain any limiting language regarding director immunity from liability.

We have entered into separate indemnification agreements with our directors and executive officers, in addition to indemnification provided for in our bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for certain expenses, judgments, fines and settlement amounts, among others, incurred by such person in any action or proceeding arising out of such person’s service as a director or executive officer in any capacity. We believe that these provisions in our bylaws and indemnification agreements are necessary to attract and retain qualified persons as directors and executive officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Director Independence

Our shares of common stock and warrants are listed for trading on the Nasdaq Capital Market. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of our company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions); or

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Our Board of Directors has determined that Donald Engel, Grant E. Fitz and Robert C. Schweitzer are “independent,” as independence is defined in the listing rules for the Nasdaq Stock Market. Accordingly, three of our five directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Marcum LLP served as our independent registered public accountants for the years ended December 31, 2018 and 2017.

Audit Fees

For our fiscal years ended December 31, 2018 and 2017, we were billed approximately $223,860 and $238,150, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors or the years ended December 31, 2018 and 2017.

Tax Fees

For our fiscal years ended December 31, 2018 and 2017, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For our fiscal years ended December 31, 2018 and 2017, we were billed approximately $77,250 and $257,310, respectively, for professional services rendered by our independent auditors related to the Registration Statement on Form S-1 and amendments thereto filed with the SEC in those years.

Pre-Approval Policies

Following the appointment of all three current members to the Board’s audit committee, such committee began its activities in November 2017 and has reviewed and approved all services and fees from that date forward. Prior to then, all of the above services and fees were reviewed and approved by the entire Board. No services were performed before or without approval.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index of this registration statement and below in this Item 15:

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018

3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018

3.3	Certificate of Designations for Series D Preferred Stock	8-K	3.1	02/21/2018

4.1	Warrant Agency Agreement by and between the Company and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering	8-K	4.1	02/21/2018

4.2	Form of Common Stock Purchase Warrant dated April 9, 2018	8-K	4.1	04/19/2018

10.1*	Executive Employment Agreement by and between the Company and Michael D. Farkas dated October 29, 2010	10-K	10.17	04/16/2013

10.2*	First Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated December 23, 2014	8-K	10.4	12/29/2014

10.3 *	Second Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated July 24, 2015	10-K	10.4	07/29/2016

10.4 *	Third Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated June 15, 2017	S-1/A	10.7	07/06/2017

10.5*	2012 Omnibus Incentive Plan	8-K	10.1	12/06/2012

10.6*	2013 Omnibus Incentive Plan	8-K	10.1	02/21/2013

10.7*	2014 Omnibus Incentive Plan	10-K	10.7	07/29/2016

10.8*	2015 Omnibus Incentive Plan	10-K	10.8	07/29/2016

10.9*	Form of 2015 Omnibus Incentive Plan Stock Option Award Agreement	10-K	10.9	07/29/2016

10.10	Patent License Agreement, dated March 29, 2012, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas	10-K	10.21	04/16/2013

10.11	Patent License Agreement, dated March 11, 2016, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas	10-Q	10.3	08/04/2016

10.12	Revenue Sharing Agreement, dated April 3, 2013, by and among Car Charging Group, Inc., EV Pass Holdings, LLC, and Synapse Sustainability Trust, Inc.	8-K	10.2	04/26/2013

10.13	Office Lease Agreement, dated April 20, 2018, between Euro American Group, Inc. and Car Charging Inc.	8-K	10.1	05/15/2018

10.14*	2018 Incentive Compensation Plan	Proxy	-	08/14/2018

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.15*	Offer Letter, dated June 15, 2018, between Blink Charging Co. and Jonathan New	8-K	10.1	06/29/2018

10.16*	Offer Letter, dated August 28, 2018, between Blink Charging Co. and James Christodoulou	8-K	10.1	08/30/2018

21.1	Subsidiaries of the Registrant				X

31.1	Rule 13a-14(a) Certification of Principal Executive Officer				X

31.2	Rule 13a-14(a) Certification of Principal Financial Officer				X

32.1**	Section 1350 Certification of Principal Executive Officer				X

32.2**	Section 1350 Certification of Principal Financial Officer				X

101.INS	XBRL Instance.				X

101.XSD	XBRL Schema.				X

101.PRE	XBRL Presentation.				X

101.CAL	XBRL Calculation.				X

101.DEF	XBRL Definition.				X

101.LAB	XBRL Label.				X

*	Indicates a management contract or compensatory plan or arrangement.

**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2019	BLINK CHARGING CO.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jonathan New
Jonathan New
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	Chairman of the Board of Directors and Chief Executive Officer	April 1, 2019
Michael D. Farkas	(Principal Executive Officer)

/s/ James Christodoulou	President, Chief Operating Officer and Director	April 1, 2019
James Christodoulou

/s/ Jonathan New	Chief Financial Officer (Principal Financial and Accounting	April 1, 2019
Jonathan New	Officer)

/s/ Donald Engel	Director	April 1, 2019
Donald Engel

/s/ Grant E. Fitz	Director	April 1, 2019
Grant E. Fitz

/s/ Robert C. Schweitzer	Director	April 1, 2019
Robert C. Schweitzer

BLINK CHARGING CO. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blink Charging Co. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blink Charging Co. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp
Marcum llp

We have served as the Company’s auditor since 2014.

New York, NY

April 1, 2019

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2018	2017

Assets

Current Assets:
Cash and cash equivalents	$18,417,513	$185,151
Accounts receivable and other receivables, net	168,169	227,918
Inventory, net	1,235,334	247,466
Current portion of operating lease right-of-use asset	168,595	-
Prepaid expenses and other current asset	839,520	108,352

Total Current Assets	20,829,131	768,887
Property and equipment, net	383,567	376,920
Operating lease right-of-use asset, non-current portion	270,713	-
Intangible assets, net	95,852	106,167
Deferred public offering costs	-	1,367,730
Other assets	71,198	67,309

Total Assets	$21,650,461	$2,687,013

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities:
Accounts payable	$1,420,178	$4,228,073
Accrued expenses	2,706,939	23,135,344
Accrued issuable equity	318,493	2,939,906
Derivative liabilities	-	3,448,390
Current portion of convertible notes payable	-	50,000
Convertible notes payable - related party	-	747,567
Notes payable	287,966	597,966
Current portion of operating lease liabilities	151,997	-
Current portion of deferred revenue	357,048	383,771

Total Current Liabilities	5,242,621	35,531,017

Convertible notes payable, non-current portion, net of debt discount of $0 and $499,435 as of December 31, 2018 and 2017, respectively	-	3,200,096
Operating lease liabilities, non-current portion	299,733	-
Deferred revenue, non-current portion	13,878	50,283

Total Liabilities	5,556,232	38,781,396

Series B Convertible Preferred Stock, 10,000 shares designated, 0 and 8,250 issued and outstanding as of December 31, 2018 and 2017, respectively	-	825,000

Commitments and contingencies

Stockholders’ Equity (Deficiency):
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated,0 and 11,000,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively	-	11,000
Series C Convertible Preferred Stock, 250,000 shares designated, 0 and 229,551 issued and outstanding as of December 31, 2018 and 2017, respectively	-	230
Series D Convertible Preferred Stock, 13,000 shares designated, 5,141 and 0 shares issued and outstanding as of December 31, 2018 and 2017, respectively	5	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 26,118,075 and 5,523,673 shares issued and outstanding as of December 31, 2018 and 2017, respectively	26,118	5,524
Additional paid-in capital	175,924,587	119,499,141
Accumulated deficit	(159,856,481)	(156,435,278)

Total Stockholders’ Equity (Deficiency)	16,094,229	(36,919,383)

Total Liabilities and Stockholders’ Equity (Deficiency)	$21,650,461	$2,687,013

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statements of Operations

	For The Years Ended
	December 31,
	2018	2017

Revenues:
Charging service revenue - company-owned charging stations	$1,264,719	$1,186,710
Product sales	476,930	495,086
Network fees	241,826	225,349
Warranty	109,614	133,867
Grant and rebate	74,776	120,905
Other	518,372	338,440

Total Revenues	2,686,237	2,500,357

Cost of Revenues:
Cost of charging services - company-owned charging stations	182,323	230,283
Host provider fees	375,384	336,917
Cost of product sales	426,048	237,422
Network costs	278,534	302,645
Warranty and repairs and maintenance	261,877	(32,890)
Depreciation and amortization	259,581	380,309
Total Cost of Revenues	1,783,747	1,454,686

Gross Profit	902,490	1,045,671

Operating Expenses:
Compensation	9,722,799	5,981,561
General and administrative expenses	1,377,370	1,282,728
Other operating expenses	1,414,030	904,830
Lease termination costs	-	300,000

Total Operating Expenses	12,514,199	8,469,119

Loss From Operations	(11,611,709)	(7,423,448)

Other (Expense) Income:
Interest expense	(106,060)	(946,131)
Interest expense - related party share transfer (see Note 15)	(785,200)	-
Amortization of discount on convertible debt	(528,929)	(2,285,173)
Gain on settlement of accounts payable, net	972,637	22,914
Loss on settlement reserve	(127,941)	(12,980,588)
Change in fair value of derivative and other accrued liabilities	5,093,024	(138,164)
Change in fair value of FGI warrant liabilities	-	(43,871,675)
Change in fair value of investments	(161,823)	-
Loss on settlement of liabilities for equity	(2,136,860)	(7,570,581)
Loss on deconsolidation of 350 Green	-	(97,152)
Gain on settlement of liabilities to JMJ for equity	5,800,175	-
Gain on extinguishment of derivative liabilities	24,240	-
Non-compliance penalty for SEC registration requirement	-	(73,498)
Other income	147,243	-

Total Other Income (Expense)	8,190,506	(67,940,048)

Net Loss	(3,421,203)	(75,363,496)
Dividend attributable to Series C shareholders	-	(4,267,100)
Deemed dividend	(23,458,931)	-
Net Loss Attributable to Common Shareholders	$(26,880,134)	$(79,630,596)

Net Loss Per Share
Basic	$(1.30)	$(25.95)
Diluted	$(1.30)	$(25.95)

Weighted Average Number of Common Shares Outstanding
Basic	20,667,306	3,068,456
Diluted	20,667,306	3,068,456

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

For the Year Ended December 31, 2018

	Convertible Preferred Stock								Additional		Total Stockholders’
	Series A		Series C		Series D		Common Stock		Paid-In	Accumulated	(Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2018	11,000,000	$11,000	229,551	$230	-	$-	5,523,673	$5,524	$119,499,141	$(156,435,278)	$(36,919,383)

Common stock and warrants issued in public offering [1]	-	-	-	-	-	-	4,353,000	4,353	14,876,462	-	14,880,815

Common stock issued upon conversion of Series A convertible preferred stock	(11,000,000)	(11,000)	-	-	-	-	550,000	550	10,450	-	-

Common stock issued in satisfaction of Series B convertible preferred stock	-	-	-	-	-	-	223,235	223	824,777	-	825,000

Common stock issued upon conversion of Series C convertible preferred stock	-	-	(254,557)	(255)	-	-	9,111,644	9,112	(8,857)	-	-

Series D convertible preferred stock issued in satisfaction of liabilities	-	-	-	-	12,005	12	-	-	12,004,988	-	12,005,000

Common stock issued in partial satisfaction of debt and other liabilities	-	-	-	-	-	-	1,488,021	1,488	4,282,500	-	4,283,988

Warrants reclassified from derivative liabilities	-	-	-	-	-	-	-	-	36,445	-	36,445

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	-	-	(607,800)		(607,800)
Payment of dividends in kind	-	-	25,006	25	-	-	-	-	2,500,575		2,500,600

Beneficial conversion feature of Series B and C convertible preferred stock	-	-	-	-	-	-	-	-	23,458,931	-	23,458,931

Deemed dividend related to immediate accretion of beneficial conversion of Series B and C convertible preferred stock	-	-	-	-	-	-	-	-	(23,458,931)	-	(23,458,931)

Contribution of capital - related party share transfer (see Note 15)	-	-	-	-	-	-	-	-	785,200	-	785,200

Common stock issued in partial satisfaction of debt and other liabilities	-	-	-	-	-	-	25,669	25	69,975	-	70,000

Common stock issued upon conversion of Series D convertible preferred stock	-	-	-	-	(4,368)	(4)	1,400,000	1,400	(1,396)	-	-

Proceeds from exercise of warrants	-	-	-	-	-	-	4,033,660	4,034	17,139,022	-	17,143,056
											-
Return and retirement of common stock	-	-	-	-	-	-	(2,942,099)	(2,942)	2,942	-	-
											-
Warrants issued in satisfaction of accrued issuable equity	-	-	-	-	-	-	-	-	409,042	-	409,042
											-
Common stock issued upon conversion of Series D convertible preferred stock	-	-	-	-	(2,184)	(3)	700,000	700	(697)	-	-

Return and retirement of common stock previously held as collateral	-	-	-	-	-	-	(23,529)	(24)	(67,034)	-	(67,058)

Commissions paid to placement agents	-	-	-	-	-	-	-	-	(93,333)	-	(93,333)

Common stock issued in satisfaction of accrued issuable equity	-	-	-	-	-	-	395,703	396	898,677	-	899,073

Common stock issued upon conversion of Series D convertible preferred stock	-	-	-	-	(312)	-	100,000	100	(100)	-	-

Stock-based compensation	-	-	-	-	-	-	1,179,098	1,179	3,363,608	-	3,364,787

Net loss	-	-	-	-	-	-	-	-	-	(3,421,203)	(3,421,203)

Balance - December 31, 2018	-	$-	-	$-	5,141	5	26,118,075	26,118	175,924,587	(159,856,481)	16,094,229

[1] Includes gross proceeds of $18,504,320, less issuance costs of $3,623,505.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficiency

For the Year Ended December 31, 2017

	Convertible Preferred Stock						Additional		Non Controlling	Total
	Series A		Series C		Common Stock		Paid-In	Accumulated	Interest	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Deficiency

Balance - January 1, 2017	11,000,000	$11,000	150,426	$150	1,609,530	$1,610	$64,078,182	$(81,071,782)	$(3,831,314)	$(20,812,154)

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	(754,900)	-	-	(754,900)

Series C convertible preferred stock issued in satisfaction of public information fee	-	-	30,235	30	-	-	3,023,470	-	-	3,023,500

Series C convertible preferred stock issued in satisfaction of registration rights penalty	-	-	12,455	13	-	-	1,245,487	-	-	1,245,500
									-	-
Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	(790,900)	-	-	(790,900)
Payment of dividends in kind	-	-	19,050	19	-	-	1,904,981	-	-	1,905,000

Common stock issued in partial satisfaction of debt	-	-	-	-	21,166	21	181,904	-	-	181,925

Deconsolidation of 350 Green	-	-	-	-	-	-	-	-	3,831,314	3,831,314
									-	-
Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	(828,500)	-	-	(828,500)
Payment of dividends in kind	-	-	8,266	8	-	-	826,492	-	-	826,500

Common stock issued in exchange for warrants	-	-	-	-	3,170,937	3,171	46,384,662	-	-	46,387,833

Impact of share rounding as a result of reverse stock split	-	-	-	-	999	1	-	-	-	1
									-
Series C convertible preferred stock dividends:
Payment of dividends in kind	-	-	9,119	10	-	-	-	-	-	10

Common stock issued in satisfaction of accrued issuable equity	-	-	-	-	711,041	711	4,024,327	-	-	4,025,038
									-
Stock-based compensation	-	-	-	-	10,000	10	203,936	-	-	203,946

Net loss	-	-	-	-	-	-	-	(75,363,496)	-	(75,363,496)

Balance - December 31, 2017	11,000,000	$11,000	229,551	$230	5,523,673	$5,524	$119,499,141	$(156,435,278)	$-	$(36,919,383)

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For The Years Ended
	December 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(3,421,203)	$(75,363,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	360,765	412,594
Accretion of interest expense	-	532,323
Amortization of discount on convertible debt	528,929	2,285,173
Change in fair value of derivative and other accrued liabilities	(5,093,024)	44,009,839
Loss on inducement	-	7,570,581
Provision for bad debt	67,695	35,000
Loss on settlement reserve	127,941	-
Loss on settlement of liabilities for equity	2,136,860	-
Gain on settlement of liabilities to JMJ for equity	(5,800,175)	-
Interest expense - related party share transfer (see Note 9)	785,200	-
Gain on settlement of accounts payable, net	(972,637)	(22,914)
Gain on extinguishment of derivative liabilities	(24,240)	-
Loss on deconsolidation of 350 Green	-	97,152
Provision for slow moving and obsolete inventory	204,000	-
Loss on disposal of property and equipment	66,746	803
Non-compliance penalty for SEC registration requirement	-	73,498
Non-cash compensation:
Common stock	3,612,411	1,474,367
Options	85,386	320,443
Warrants	114,069	1,349,994
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(7,946)	(134,603)
Inventory	(1,143,262)	147,359
Prepaid expenses and other current assets	(798,226)	(23,721)
Other assets	(3,889)	22,264
Accounts payable and accrued expenses	(4,183,227)	14,930,824
Deferred revenue	(63,128)	(266,141)

Total Adjustments	(9,999,752)	72,814,835

Net Cash Used in Operating Activities	(13,420,955)	(2,548,661)

Cash Flows From Investing Activities
Purchases of property and equipment	(37,711)	(23,169)

Net Cash Used In Investing Activities	(37,711)	(23,169)

Cash Flows From Financing Activities

Proceeds from sale of common stock in public offering [1]	16,243,055	-
Payment of public offering costs	(1,190,082)	-
Payments of deferred offering costs	-	(172,158)
Payments of debt issuance costs	-	(72,945)
Bank overdrafts, net	-	(11,566)
Proceeds from issuance of convertible note payable	-	2,500,000
Proceeds from exercise of warrants	17,143,055	-
Proceeds from issuance of notes payable to non-related party	55,000	260,000
Proceeds from advance from a related party	250,000	257,645
Repayment of notes and convertible notes payable	(810,000)	(9,893)

Net Cash Provided by Financing Activities	31,691,028	2,751,083

Net Increase In Cash	18,232,362	179,253

Cash - Beginning of Period	185,151	5,898

Cash - End of Period	$18,417,513	$185,151

[1] Includes gross proceeds of $18,504,320, less issuance costs of $2,261,265 deducted directly from the offering proceeds.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows -- Continued

	For The Years Ended
	December 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest expense	$44,407	$44

Non-cash investing and financing activities:
Common stock issued in partial satisfaction of debt and other liabilities	$4,353,988	$-
Reduction of additional paid-in capital for public offering issuance costs that were previously paid	$(172,158)	$-
Common stock issued upon conversion of Series A convertible preferred stock	$11,000	$-
Common stock issued in satisfaction of Series B convertible preferred stock	$825,000	$-
Common stock issued upon conversion of Series C convertible preferred stock	$255	$-
Common stock issued upon conversion of Series D convertible preferred stock	$7	$-
Issuance of common stock for services previously accrued	$-	$181,924
Warrants issued in satisfaction of accrued issuable equity	$409,042	$-
Return and retirement of common stock	$2,942	$-
Warrants reclassified from derivative liabilities	$36,445	$-
Accrual of contractual dividends on Series C Convertible Preferred Stock	$607,800	$4,267,100
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$2,500,600	$3,643,401
Issuance of Series C Convertible Preferred Stock in satisfaction of public information fee	$-	$3,023,500
Issuance of Series C Convertible Preferred Stock in satisfaction registration rights penalty	$-	$1,245,500
Accrual of warrant obligation in connection with issuance of notes payable	$-	$1,200,000
Transfer of inventory to property and equipment	$(48,606)	$-
Accrual of deferred public offering costs	$-	$860,097
Issuance or accrual of common stock, warrants and embedded conversion options as debt discount in connection with the issuance of notes payable	$-	$1,382,224
Series D convertible preferred stock issued in satisfaction of liabilities	$12,005,000	$-
Issuance of common stock in exchange for warrants	$-	$46,385,962
Return and retirement of common stock previously held as collateral	$67,058	$-
Common stock issued in satisfaction of accrued issuable equity	$899,072	$4,235,402

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Blink Charging Co., through its wholly-owned subsidiaries (collectively, the “Company” or “Blink”), is a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services. Blink offers both residential and commercial EV charging equipment, enabling EV drivers to easily recharge at various location types. Blink’s principal line of products and services is its Blink EV charging network (the “Blink Network”) and EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and EV-related services. The Blink Network is a proprietary cloud-based software that operates, maintains, and tracks the Blink EV charging stations and their associated charging data. The Blink Network provides property owners, managers, and parking companies (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations, payment processing, and provides EV drivers with vital station information including station location, availability, and applicable fees. Blink offers its Property Partners a range of business models for EV charging equipment and services. that generally fall into one of the three business models below.

●	In the Company’s comprehensive turnkey business model, Blink owns and operates the EV charging equipment, undertakes and manages the installation, maintenance and related services, and Blink keeps substantially all of the EV charging revenue.

●	In the Company’s Hybrid business model, the Property Partner incurs the installation costs, while Blink provides the charging equipment. Blink operates and manages the EV charging station and provides connectivity of the charging station to the Blink Network. As a result, Blink shares a greater portion of the EV charging revenue with the Property Partner than under the turnkey mode above.

●	In the Company’s Host owned business model, the Property Partner purchases, owns and manages the Blink EV charging station, incurs the installation costs of the equipment, while Blink provides site recommendations, connectivity to the Blink Network and optional maintenance services, and the Property Partner keeps substantially all of the EV charging revenue.

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations.

Effective August 29, 2017, pursuant to authority granted by the stockholders of the Company, the Company implemented a 1-for-50 reverse split of the Company’s issued and outstanding common stock (the “Reverse Split”). The number of authorized shares remains unchanged. All share and per share information has been retroactively adjusted to reflect the Reverse Split for all periods presented, unless otherwise indicated. See Note 12 – Stockholders’ Equity for additional details regarding the Company’s authorized capital.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LIQUIDITY AND FINANCIAL CONDITION

As of December 31, 2018, the Company had a cash balance, net working capital and an accumulated deficit of $18,417,513, $15,586,510 and $159,856,481, respectively. During the years ended December 31, 2018 and 2017 the Company incurred net losses of $3,421,203 and $75,363,496, respectively.

The Company believes its current cash on hand is sufficient to meet its operating obligations and capital requirements for at least twelve months from the issuance date of these financial statements. Thereafter, the Company may need to raise further capital through the sale of additional equity or debt securities or other debt instruments to support its future operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Blink Charging Co. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

USE OF ESTIMATES

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, stock-based compensation, accounts receivable reserves, warranty reserves, inventory valuations, the valuation allowance related to the Company’s deferred tax assets, the carrying amount of intangible assets, right of use assets and related leases payable estimates of future EV sales and the effects thereon, derivative liabilities and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the consolidated financial statements. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. As of December 31, 2018, the Company had cash balances in excess of FDIC insurance limits of $862,145, of which, $16,992,416, was held in a money market account at a financial institution at December 31, 2018. No funds were held in money market accounts at December 31, 2017.

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2018 and 2017, there was an allowance for uncollectable amounts of $84,542 and $35,000, respectively. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

INVENTORY

Inventory is comprised of electric charging stations and related parts, which are available for sale or for warranty requirements. Inventory is stated at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of sales and inventory that is installed on the premises of participating owner/operator properties, where the Company retains ownership, is transferred to property and equipment at the carrying value of the inventory. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. Based on the aforementioned periodic reviews, the Company recorded an inventory reserve for slow-moving or excess inventory of $396,000 and $209,325 as of December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, the Company’s inventory was comprised solely of finished goods and parts that are available for sale.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, net of accumulated depreciation and amortization which is recorded commencing at the in-service date using the straight-line method over the estimated useful lives of the assets.

Useful Lives
Asset	(In Years)

Computer software and office and computer equipment	3 - 5
Machinery and equipment, automobiles, furniture and fixtures	3 - 10
Installed Level 2 electric vehicle charging stations	3 - 7
Installed Level 3 (DC Fast Chargers (“DCFC”)) electric vehicle charging stations	5

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

EV charging stations represents the cost, net of accumulated depreciation, of charging devices that have been installed on the premises of participating owner/operator properties or are earmarked to be installed. The Company had no EV charging stations that were not placed in service as of December 31, 2018 and 2017.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

PROPERTY AND EQUIPMENT - CONTINUED

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets by monitoring current selling prices of car charging units in the open market, the adoption rate of various auto manufacturers in the EV market and projected car charging utilization at various public car charging stations throughout its network in determining fair value. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. See Note 4 – Property and Equipment for additional details.

INTANGIBLE ASSETS

Intangible assets were acquired in conjunction with the acquisition of Blink Network LLC (“Blink Network”) during 2013 and were recorded at their fair value at such time. Trademarks are amortized on a straight-line basis over their useful life of ten years. Patents are amortized on a straight-line basis over the lives of the patent (twenty years or less), commencing when the patent is approved and placed in service.

SEGMENTS

The Company operates a single segment business. The Company’s Chief Executive Officer, who is the chief operating decision maker, views the Company’s operating performance on a consolidated basis as Blink’s only business is the sale and distribution of electric vehicle charging equipment and its associated revenues earned from customers and/or Property Partners who use equipment connected to its network.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company adopted ASC 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements as of the date of adoption. As a result, a cumulative-effect adjustment was not required.

The Company recognizes revenue primarily from five different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed.

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	For The Years Ended
	December 31,
	2018	2017

Revenues - Recognized at a Point in Time
Charging service revenue - company-owned charging stations	$1,264,719	$1,186,710
Product sales	476,930	495,086
Other	187,252	338,440
Total Revenues - Recognized at a Point in Time	1,928,901	2,020,236

Revenues - Recognized Over a Period of Time:
Network fees and other	351,440	359,216
Total Revenues - Recognized Over a Period of Time	351,440	359,216

Total Revenue Under ASC 606	$2,280,341	$2,379,452

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

As of December 31, 2018, the Company had $264,860 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the consolidated balance sheet as of December 31, 2018. The Company expects to satisfy its remaining performance obligations for network fees and warranty revenue and recognize the revenue within the next twelve months.

During the year ended December 31, 2018, the Company recognized $324,956 of revenues related to network fees and warranty contracts, which was included in deferred revenues as of December 31, 2017.

During the year ended December 31, 2018, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants, rebates and alternative fuel credits, which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the years ended December 31, 2018 and 2017, the Company recorded $74,776 and $120,905, respectively, related to grant and rebate revenue. At December 31, 2018 and 2017, there was $106,066 and $181,913, respectively, of deferred grant and rebate revenue to be amortized. During the year ended December 31, 2018, the Company recognized $331,120 of revenue related to alternative fuel credits, which is included within other revenue on the consolidated statement of operations.

CONCENTRATIONS

As of December 31, 2018 and 2017, accounts receivable from a significant customer were approximately 35% and 32%, respectively, of total accounts receivable.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

LEASES

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of operating lease right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is also required to recognize and measure new leases at the adoption date and recognize a cumulative-effect adjustment in the period of adoption using a modified retrospective approach, with certain practical expedients available.

The Company early adopted ASC 842 effective July 1, 2018 and elected to apply the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had an impact on the Company’s consolidated balance sheets but did not have an impact on the Company’s consolidated statements of operations or consolidated statements of cash flows upon adoption. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged. The adoption of ASC 842 did not have a material impact in the current year and prior year comparative periods and as a result, a cumulative-effect adjustment was not required.

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

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. As of December 31, 2018 and 2017, the Company maintained a full valuation allowance against its deferred tax assets, since it is more likely than not that the future tax benefit on such temporary differences will not be realized.

The Company recognizes the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement by examining taxing authorities. The Company has open tax years going back to 2015 (or the tax year ended December 31, 2010 if the Company were to utilize its NOLs) which will be subject to audit by federal and state authorities upon filing. The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s consolidated statements of operations. As of December 31, 2018 and 2017, the Company had no liability for unrecognized tax benefits. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

NET LOSS PER COMMON SHARE

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2018	2017
Convertible preferred stock	1,647,756	2,998,355
Warrants	6,837,061	275,332
Options	109,546	107,901
Convertible notes	-	20,555
Total potentially dilutive shares	8,594,363	3,402,143

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

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new standard applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2017-11 effective January 1, 2019 and its adoption did not have a material impact on the Company’s consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS – CONTINUED

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”) which is intended to better align an entity’s risk management activities and its financial reporting for hedging relationships. ASU 2017-12 will change both the designation and measurement guidance for a qualifying hedging relationship and the presentation of the impact of the hedging relationship on the entity’s financial statements. In addition, ASU 2017-12 contains targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness and eliminates the requirement for an entity to separately measure and report hedge ineffectiveness. For public companies, these amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted ASU 2017-12 effective January 1, 2019 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2018-13 and its impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15 - Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in such cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted. Entities can choose to adopt the new guidance prospectively or retrospectively. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

In November 2018, the FASB issued Accounting Standards Update No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”), which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for periods for which financial 3 statements have not yet been issued and (2) for all other entities for periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

3. PREPAID EXPENSES AND OTHER CURRRENT ASSETS

During the year ended December 31, 2018, the Company entered into purchase commitments to acquire second generation charging stations with an aggregate value of $3,156,629. The Company has an aggregate deposit of $792,204 for these charging stations, which is included within prepaid expenses and other current assets on the Company’s consolidated balance sheet as of December 31, 2018. As of December 31, 2018, the Company had a remaining purchase commitment of $1,843,943 which will become payable upon the supplier’s delivery of the charging stations. The purchase commitments were made primarily for future sales of these charging stations.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2018	2017
EV charging stations	$3,972,354	$4,275,008
Software	464,997	579,630
Automobiles	132,751	132,751
Office and computer equipment	199,817	125,992
Leasehold improvements	35,046	18,715
Machinery and equipment	176,884	71,509
	4,981,849	5,203,605
Less: accumulated depreciation	(4,598,282)	(4,826,685)
Property and equipment, net	$383,567	$376,920

Depreciation and amortization expense related to property and equipment was $280,547 and $409,279 for the years ended December 31, 2018 and 2017, respectively, of which, $259,581 and $380,309, respectively, was recorded within cost of sales in the accompanying consolidated statements of operations.

During the years ended December 31, 2018 and 2017, the Company disposed of property and equipment with a net book value of $66,746 and $803 which resulted in a loss on disposal of $66,746 and $803, respectively, which was included within general and administrative expenses in the consolidated statements of operations.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

5. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2018	2017
Trademarks	$17,581	$17,581
Patents	132,661	132,661
	150,242	150,242
Less: accumulated amortization	(54,390)	(44,075)
Intangible assets, net	$95,852	$106,167

Amortization expense related to intangible assets was $10,315 for the years ended December 31, 2018 and 2017.

The estimated future amortization expense is as follows:

For the Years Ending December 31,	Patents	Trademarks	Total
2019	$7,804	$2,511	$10,315
2020	7,804	1,146	8,950
2021	7,804	-	7,804
2022	7,804	-	7,804
2023	7,804	-	7,804
Thereafter	53,175	-	53,175
	$92,195	$3,657	$95,852

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

6. OTHER ASSETS

Other assets consist of the following:

	December 31,
	2018	2017

Deposits	$71,198	$63,523
Other	-	3,786
	$71,198	$67,309

As of December 31, 2018 and 2017 other assets primarily consist of deposits for rent, utilities and professional services.

7. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2018	2017
Accrued host fees	$1,216,545	$1,657,663
Accrued professional, board and other fees	159,500	2,683,557
Accrued wages	493,069	1,016,563
Accrued commissions	22,300	883,763
Warranty payable	9,700	171,000
Accrued taxes payable (Note 16)	556,211	551,190
Accrued payroll taxes payable	-	632,078
Accrued interest expense	32,034	347,027
Accrued lease termination costs (Note 16)	-	300,000
Accrued settlement reserve costs (Notes 9 and 13)	-	12,980,588
Dividend payable	-	1,892,800
Inventory in transit	195,480	-
Other accrued expenses	22,100	19,115
Total accrued expenses	$2,706,939	$23,135,344

ACCRUED PROFESSIONAL, BOARD AND OTHER FEES

Accrued professional, board and other fees consist of the following:

	December 31,
	2018	2017
Investment banking fees	$-	$860,183
Legal fees related to public offering	-	436,715
Professional fees	159,500	684,673
Board fees	-	608,945
Other	-	93,041
Total accrued professional, board and other fees	$159,500	$2,683,557

See Note 12 – Stockholders’ Equity – Warrant Issuances. See Note 16 – Commitments and Contingencies – Taxes.

ACCRUED COMMISSIONS

See Note 14 – Related Parties for additional details.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

7. ACCRUED EXPENSES – CONTINUED

WARRANTY PAYABLE

The Company provides a limited product warranty against defects in materials and workmanship for its Blink Network residential and commercial chargers, ranging in length from one to two years. The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of sales. Estimated warranty costs are based on historical product data and anticipated future costs. Should actual cost to repair and failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. For the year ended December 31, 2018, the change in reserve was approximately $161,000. Warranty (benefit) expenses for the years ended December 31, 2018 and 2017 were $258,000 and $(35,755), respectively which has been included within cost of revenues on the consolidated statement of operations. As of December 31, 2018 and 2017, the Company recorded a warranty liability of $9,700 and $171,000 representing the estimated cost to repair those chargers under warranty or host owned chargers for which the host has procured a maintenance contract. The Company records maintenance and repairs expenses for chargers it owns deployed at host locations as incurred. The Company estimates an approximate cost of $118,000 to repair those deployed chargers which it owns as of December 31, 2018.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

8. ACCRUED ISSUABLE EQUITY

Accrued issuable equity consists of the following:

	December 31,
	2018	2017
Warrants	$5,965	$1,154,120
Common stock	187,523	1,735,047
Options	125,005	50,739
Total accrued issuable equity	$318,493	$2,939,906

On September 26, 2017, the Company entered into agreements with certain warrant holders to exchange warrants to purchase an aggregate of 726,504 shares of common stock with an approximate value on the date of exchange of $1.5 million for an aggregate of 711,041 shares of common stock with an approximate value on the date the parties agreed to the exchange of $8.0 million. As a result, the Company recorded a loss on inducement expense of approximately $6.5 million during the year ended December 31, 2017 related to the exchange. Between November 27, 2017 and December 1, 2017, the Company issued the 711,041 shares of common stock with an aggregate issuance date fair value of approximately $4.2 million. As a result of the change in the share price of the common stock in between the date the parties agreed to the exchange and the date the Company issued the shares, the Company recorded the change of approximately $3.8 million within change in fair value of warrant liability on the consolidated statement of operations during the year ended December 31, 2017.

See Note 11 – Fair Value Measurement, Note 9– Notes Payable and Note 14– Related Parties for additional details.

During the year ended December 31, 2017, the Company issued an aggregate of 11,503 shares of common stock in partial satisfaction of certain liabilities.

During the year ended December 31, 2017, the Company accrued $55,046 in connection with replacement warrants to purchase 15,000 shares of common stock issuable to the Executive Chairman. The Company issued the warrants during 2018.

On April 3, 2018, the Company issued 25,669 shares of common stock with an issuance date fair value of $70,000 in settlement of a liability.

On April 9, 2018, the Company issued warrants to purchase 1,030,115 shares of common stock with an issuance date fair value of $247,360, which was included within additional paid- capital.

See Note 12 – Stockholder’s Equity – Warrant Issuances for additional information.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

9. NOTES PAYABLE

JMJ PROMISSORY NOTE AND JMJ AGREEMENT

The Company entered into a securities purchase agreement, dated October 7, 2016 (the “Purchase Agreement”) with JMJ Financial (“JMJ”), the terms of which were amended most recently in connection with the JMJ Agreement (defined below). Pursuant to the Purchase Agreement, JMJ purchased from the Company (i) a promissory note (the “Promissory Note”) in the aggregate principal amount of up to $3,725,000, due and payable on the earlier of February 15, 2018 or the third business day after the closing of the public offering, and (ii) five-year warrants to purchase up 100,001 shares of the Company’s common stock at an exercise price per share equal to the lesser of (a) 80% of the per share price of the common stock in the Company’s contemplated public offering, (b) $35.00 per share, (c) 80% of the unit price in the public offering (if applicable), (d) the exercise price of any warrants issued in the public offering, or (e) the lowest conversion price, exercise price, or exchange price, of any security issued by the Company that is outstanding on October 13, 2016. As of December 31, 2017, an aggregate of $3,500,000 had been advanced to the Company by JMJ, such that $3,725,000 was due pursuant to the Promissory Note. The difference between the principal amount and the cash received was recorded as debt discount and is being accreted to interest expense over the term of the Promissory Note. As of December 31, 2017, ten (10) warrants to purchase a total 100,001 shares of the Company’s common stock with an aggregate exercise price of $3,500,000 have been issued. During the years ended December 31, 2017, the Company issued warrants with an aggregate issuance date fair value of $147,569, which was recorded as a derivative liability. As of December 31, 2017, the Company had not issued the Origination Shares (as defined in the Purchase Agreement) associated with the advances and, as a result, accrued for the $1,680,000 fair value of the obligation. See Note 7 – Accrued Expenses. The conversion option of the Promissory Note was determined to be a derivative liability.

The aggregate issuance date fair value of the warrants, Origination Shares, conversion option, placement agent fees and other issuance costs in connection with the advances during the years ended December 31, 2017 was $2,610,568, which was recorded as a debt discount against the principal amount of the Promissory Note and is amortized over the term of the note using the effective interest method. The original issue discount was $499,435. Amortization expense for the JMJ note was $2,133,865 for the year ended December 31, 2017.

Pursuant to the default provisions of the Promissory Note, the Company accrued a $12 million default penalty as of December 31, 2017, which was included within accrued expenses on the consolidated balance sheet.

Pursuant to a Lockup, Conversion, and Additional Investment Agreement dated October 23, 2017, as amended on November 29, 2017, January 4, 2018, and February 1, 2018 (the “JMJ Agreement”) with JMJ whereby the Company and JMJ agreed to settle the current defaults under the promissory note with JMJ upon the closing of the public offering, on February 16, 2018, the Company issued 12,005 shares of Series D Convertible Preferred Stock with an issuance date fair value of $12,005,000, which represents the fair value of securities required to be issued pursuant to the JMJ Agreement, in satisfaction of aggregate liabilities previously owed to JMJ of $17,805,175, such that the Company recorded a gain on settlement of $5,800,175 on the consolidated statement of operations during the year ended December 31, 2018. The Series D Convertible Preferred Stock was determined to be permanent equity on the Company’s consolidated balance sheet. See Note 12 – Stockholder’s Equity – Series D Convertible Preferred Stock for additional information.

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

See Note 14 – Related Parties – BLNK Holdings Transfers to JMJ for additional information.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

9. NOTES PAYABLE – CONTINUED

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

On February 14, 2018, the Company issued a note payable in the principal amount of $55,000. Interest on the notes accrues at a rate of 8% annually and is payable monthly. The note was repaid during the year ended December 31, 2018.

During the year ended December 31, 2018, in addition to the repayment of the $55,000 note discussed above, the Company made principal repayments of $160,000.

During the year ended December 31, 2018, the Company made aggregate principal repayments of $50,000 associated with other notes payable.

INTEREST EXPENSE

Interest expense on notes payable for the years ended December 31, 2018 and 2017 was $106,060 and $946,131, respectively.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

10. DEFERRED REVENUE

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

Grant, rebate and incentive revenue recognized during the years ended December 31, 2018 and 2017 was $74,776 and $120,905, respectively. During the year ended December 31, 2018, the Company recognized $351,440 of revenue related to warranty and network fees, of which, $155,810 was included within deferred revenue as of December 31, 2017.

Deferred revenue consists of the following:

	December 31,
	2018	2017

Nissan	$-	$46,212
PA Turnpike	21,236	34,185
AFIG-PAT	80,748	86,112
Prepaid Network and Maintenance Fees	190,860	155,810
Other	78,082	111,735
Total deferred revenue	370,926	434,054
Deferred revenue, non-current portion	(13,878)	(50,283)
Current portion of deferred revenue	$357,048	$383,771

It is anticipated that deferred revenue as of December 31, 2018 will be recognized as follows:

For the Year Ending
December 31,	Revenue

2019	$357,048
2020	13,651
2021	227
Total	$370,926

11. FAIR VALUE MEASUREMENT

See Note 9 – Notes Payable for warrants classified as derivative liabilities that were issued in connection with a convertible note.

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Years Ended
	December 31,
	2018	2017

Risk-free interest rate	1.62-2.63%	1.47% - 1.98%
Contractual term (years)	0.25-3.25	0.78 - 4.00
Expected volatility	113%-217%	112% - 149%
Expected dividend yield	0.00%	0.00%

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

11. FAIR VALUE MEASUREMENT – CONTINUED

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

	December 31,
	2018	2017
Derivative Liabilities
Beginning balance as of January 1	$3,448,390	$1,583,103
Conversion of derivative liability to equity	(419,415)	(42,556,454)
Reclassify derivative liability to equity	(36,445)	-
Issuance of warrants	-	1,395,618
Change in fair value of derivative liability	(2,992,530)	43,026,123
Ending balance as of December 31	$-	$3,448,390

Warrants Payable
Beginning balance as of January 1	$1,154,120	$155,412
Exchange of warrants payable for equity	(1,183,091)	-
Accrual of other warrant obligations	2,135,430	14,992
Change in fair value of warrants payable	(2,100,494)	983,716
Ending balance as of December 31	$5,965	$1,154,120

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants payable	$-	$-	$5,965	$5,965
Total liabilities	$-	$-	$5,965	$5,965

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$3,448,390	$3,448,390
Warrants payable	-	-	1,154,120	$1,154,120
Total liabilities	$-	$-	$4,602,510	$4,602,510

12. STOCKHOLDERS’ EQUITY

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

12. STOCKHOLDERS’ EQUITY – CONTINUED

OMNIBUS INCENTIVE PLANS

On November 30, 2012, the Board of the Company, as well as a majority of the Company’s shareholders, approved the Company’s 2012 Omnibus Incentive Plan (the “2012 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2012 Plan may be Non-Qualified Stock Options or Incentive Stock Options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be Non-Qualified Stock Options. The 2012 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of Common Stock for which stock options or awards may be granted pursuant to the 2012 Plan is 5,000,000, adjusted as provided in Section 11 of the 2012 Plan. The 2012 Plan expired on December 1, 2014. As of December 31, 2018 and 2017, 0 and 12,000 stock options had been issued and are outstanding to employees and consultants, respectively.

On January 11, 2013, the Board of the Company approved the Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2013 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The 2013 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2013 Plan is 5,000,000, adjusted as provided in Section 11 of the 2013 Plan. No awards may be issued after December 1, 2015. The 2013 Plan was approved by a majority of the Company’s shareholders on February 13, 2013. As of December 31, 2018 and 2017, options to purchase 25,767 and 44,700 shares of common stock respectively were outstanding to employees and 27,472 and 27,472 shares of common stock were outstanding to consultants of the Company, respectively.

On March 31, 2014, the Board of the Company approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2014 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant. The 2014 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2014 Plan is 5,000,000, adjusted as provided in Section 11 of the 2014 Plan. No awards may be issued after December 1, 2016. The 2014 Plan was approved by a majority of the Company’s shareholders on April 17, 2014. As of December 31, 2018 and 2017, options to purchase 32,601 shares of common stock were outstanding to employees and 43,166 of common stock were outstanding to consultants of the Company.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

12. STOCKHOLDERS’ EQUITY – CONTINUED

OMNIBUS INCENTIVE PLANS – CONTINUED

On February 10, 2015, the Board of the Company approved the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2015 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant. The 2015 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2015 Plan is 5,000,000, adjusted as provided in Section 11 of the 2015 Plan. No awards may be issued after March 11, 2017. The 2015 Plan was approved by a majority of the Company’s shareholders on April 21, 2015. As of December 31, 2018 and 2017, options to purchase 3,700 shares of common stock were outstanding to employees and 9,788 shares of common stock were outstanding to consultants of the Company. As of December 31, 2018, there were 0 securities available for future issuance under the 2015 Plan.

On September 7, 2018, the Board of the Company , as well as a majority of the Company’s shareholders approved the Company’s 2018 Incentive Compensation Plan (the “2018 Plan”), which enables the Company to grant stock options, restricted stock, dividend equivalents, stock payments, deferred stock, restricted stock units, stock appreciation rights, performance share awards, and other incentive awards to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2018 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be at least 110% of the fair market value on the date of the grant. The 2018 Plan is to be administered by the Compensation Committee of the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2018 Plan is 5,000,000, adjusted as provided in Section 4 of the 2018 Plan. No awards may be issued on or after September 7, 2028. As of December 31, 2018, the Company issued 642,473 shares of restricted common stock of which 27,059 shares were granted under the 2017-2018 board plan and options to purchase 47,540 shares of common stock were outstanding to employees pursuant the 2018 Plan to members of our Board of Directors and Management. As of December 31, 2018, there were 4,309,987 securities available for future issuance under the 2018 Plan.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

12. STOCKHOLDERS’ EQUITY – CONTINUED

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

See Note 14 – Related Parties for additional details.

SERIES B CONVERTIBLE PREFERRED STOCK

On March 16, 2018, pursuant to a conversion agreement dated May 19, 2017, the Company issued 223,235 shares of common stock upon automatic conversion of 8,250 shares of Series B Convertible Preferred Stock with a value of $825,000. The Company determined that the Series B Convertible Preferred Stock included a beneficial conversion feature since the commitment date market price of the Company’s common stock exceeded the effective conversion price and, as a result, the Company recorded a deemed dividend in the amount of $825,000 during the year ended December 31, 2018.

SERIES C CONVERTIBLE PREFERRED STOCK

During the year ended December 31, 2017, the Company issued an aggregate of 79,125 shares of Series C Convertible Preferred Stock in satisfaction of aggregate liabilities of approximately $7,027,000 associated with the Company’s registration rights penalty, public information fee and Series C Convertible Preferred Stock dividends. As of December 31, 2018 and 2017, the Company recorded a dividend payable liability on the shares of Series C Convertible Preferred Stock of $0 and $1,892,800, respectively. See Note 7 – Accrued Expenses.

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

During the year ended December 31, 2018, 25,006 shares of Series C Convertible Preferred Stock were issued as payment of dividends in kind.

On March 28, 2018, pursuant to the terms of the amended Certificate of Designation, the Company issued an aggregate of 9,111,644 shares of common stock upon automatic conversion of 254,557 shares of Series C Convertible Preferred Stock. The Company determined that the Series C Convertible Preferred Stock included a beneficial conversion feature since the commitment date market price of the Company’s common stock exceeded the effective conversion price and, as a result, the Company recorded a deemed dividend in the amount of $22,633,931 during the year ended December 31, 2018.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

12. STOCKHOLDERS’ EQUITY – CONTINUED

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

See Note 9 – Notes Payable – JMJ Agreement for additional details.

During the year ended December 31, 2018, JMJ elected to convert 6,864 shares of Series D Convertible Preferred Stock into 2,200,000 shares of the Company’s common stock, respectively, at a conversion price of $3.12 per common share. The Company determined that the Series D Convertible Preferred Stock did not include a beneficial conversion feature.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

12. STOCKHOLDERS’ EQUITY – CONTINUED

COMMON STOCK

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

During the year ended December 31, 2018, the Company issued an aggregate of 1,513,690 shares of common stock with an aggregate issuance date fair value of $4,353,988 in satisfaction of debt and other liabilities. In connection with the issuances, the Company recorded a loss on settlement of $2,136,860 during the year ended December 31, 2018.

On August 1, 2018, the Company retired 23,529 shares of common stock previously held as collateral for a certain debt obligation. See Note 16 – Commitments and Contingencies – Litigation and Disputes for additional details.

On September 7, 2018, the Company issued an aggregate of 188,501 immediately vested shares of restricted common stock to officers and directors of the Company for services rendered. The shares had an aggregate grant date fair value of $601,318 which was recognized immediately within the statement of operations during the year ended December 31, 2018.

During the year ended December 31, 2018, the Company issued an aggregate of 453,972 shares of common stock with an issuance date fair value of $954,937 for services rendered which was recognized immediately within the statement of operations during the year ended December 31, 2018.

See elsewhere within this note and Note 14 – Related Parties for additional details.

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

During the year ended December 31, 2017, the Company issued an aggregate of 711,041 shares of common stock in exchange for warrants to purchase an aggregate of 726,704 shares of common stock

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

12. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the years ended months ended December 31, 2018 and 2017 of $3,811,866 and $3,144,804, respectively, which is included within compensation expense on the consolidated statement of operations.

WARRANT AND OPTION VALUATION

The Company has computed the fair value of certain warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate of 0% for options granted during the years ended December 31, 2018 and 2017. The expected term used for options issued is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatility of the Company over a period of time equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

STOCK OPTIONS

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2018	2017

Risk free interest rate	2.75%	N/A
Expected term (years)	2.50	N/A
Expected volatility	150.10%	N/A
Expected dividends	0.00%	N/A

During the year ended December 31, 2018, the Company granted five-year immediately vested, options to executive officers to purchase an aggregate of 47,450 shares of common stock with exercise prices ranging from $2.17 – $37.50 per share. The options had had an aggregate issuance date fair value of $64,790.

There were no options granted during the year ended December 31, 2017.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

12. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK OPTIONS – CONTINUED

A summary of the option activity during the year ended December 31, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, January 1, 2018	107,901	$42.31
Granted	47,540	24.61
Exercised	-	-
Cancelled/forfeited/expired	(50,133)	44.88
Outstanding, December 31, 2018	105,308	$33.10	2.9	$-

Exercisable, December 31, 2018	105,308	$33.10	2.9	$-

The following table presents information related to stock options at December 31, 2018:

	Options Outstanding		Options Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Options	In Years	Options

$2.17 - $13.50	$5.54	17,400	4.7	17,400
$15.50 - $47.50	31.78	56,608	3.4	56,608
$50.00- $78.00	50.81	31,300	0.9	31,300
		105,308	2.9	105,308

STOCK WARRANTS

See Note 9 – Notes Payable, Note 8 – Accrued Issuable Equity, Note 11 – Fair Value Measurement, and elsewhere within this note for additional details.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

12. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK WARRANTS - CONTINUED

On April 9, 2018, the Company issued five-year immediately vested warrants to purchase an aggregate of 1,703,429 shares of common stock at an exercise price of $4.25 per share in satisfaction of accrued issuable equity. The Company recorded a gain of $1,726,388 on the consolidated statement of operations during the year ended December 31, 2018 related to the change in fair value of the warrant liability on the date of issuance. The warrants had an issuance date fair value of $409,042, which was charged to additional paid-in capital.

During the year ended December 31, 2018, the Company issued an aggregate of 4,033,660 shares of the Company’s common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate cash proceeds of $17,143,056.

The following table accounts for the Company’s warrant activity for the year ended December 31, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, January 1, 2018	275,332	$43.15
Issued	10,795,848	4.25
Exercised	(4,033,660)	4.25
Cancelled/forfeited/expired	(200,459)	44.29
Outstanding, December 31, 2018	6,837,061	$4.64	4.2	$-

Exercisable, December 31, 2018	6,837,061	$4.64	4.2	$-

The following table presents information related to stock warrants at December 31, 2018:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Warrants	In Years	Warrants

$4.25 - $75.00	$4.61	6,834,528	4.2	6,834,528
$100.00 - $150.00	100.26	2,533	3.6	2,533
		6,837,061	4.2	6,837,061

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

13. INCOME TAXES

The Company is subject to U.S. federal and various state income taxes.

The income tax provision (benefit) for the years ended December 31, 2018 and 2017 consists of the following:

	For the Year Ended
	December 31,
	2018	2017
Federal:
Current	$-	$-
Deferred	(581,300)	5,974,700

State and local:
Current	-	-
Deferred	(127,000)	(1,953,800)
	(708,300)	4,020,900
Change in valuation allowance	708,300	(4,020,900)
Income tax provision (benefit)	$-	$-

No current tax provision has been recorded for the years ended December 31, 2018 and 2017 because the Company had net operating losses for federal and state tax purposes. The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382, and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the company immediately prior to the ownership change and subsequent ownership changes could further impact the amount of the annual limitation. An ownership change pursuant to Section 382 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited. The Company will perform a Section 382 analysis in the future. The related increase in the deferred tax asset was offset by the valuation allowance.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended
	December 31,
	2018	2017

Tax benefit at federal statutory rate	(21.0)%	(34.0)%
State income taxes, net of federal benefit	(5.0)%	(4.0)%
Permanent differences:
Derivative liabilities	22.9%	22.2%
Other	(3.5)%	4.4%
Tax credits	(1.4)%	0.0%
Change in effective rate	0.0%	16.7%
Change in valuation allowance	8.0%	(5.3)%
Effective income tax rate	0.0%	0.0%

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

13. INCOME TAXES – CONTINUED

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	For The Years Ended
	December 31,
	2018	2017
Deferred Tax Assets:
Net operating loss carryforwards	$26,073,500	$18,351,600
Stock-based compensation	-	3,128,200
Accruals	296,300	4,502,700
Goodwill	1,586,300	1,586,300
Internet expense	233,700	-
Intangible assets	245,000	271,400
Inventory	53,000	-
Allowance for doubtful accounts	22,000	9,100
Tax credits	536,600	488,800
Gross deferred tax assets	29,046,400	28,338,100

Deferred Tax Liabilities:
Fixed assets	(528,400)	(528,400)
Gross deferred tax liabilities	(528,400)	(528,400)

Net deferred tax assets	28,518,000	27,809,700

Valuation allowance	(28,518,000)	(27,809,700)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$708,300	$(4,020,900)

At December 31, 2018 and 2017, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $100.3 million and $70.6 million, respectively, of which, $70.6 million may be used to offset future taxable income through 2037, The remaining $29.7 million of net operating loss carry forwards incurred in 2018 does not have an expiration date, subject to the Company filing delinquent tax returns as described herein. As described in Note 16 - Commitments and Contingencies - Taxes, the Company has not filed its federal and state corporate income tax returns for the years ended December 31, 2014 through 2018. Accordingly, approximately $53.7 million of the federal and state NOLs described herein will not be available to offset future taxable income until the outstanding tax returns are filed with the respective federal and state tax authorities.

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the primary provision of Tax Reform impacting the Company is the reduction to the U.S. corporate income tax rate from 35% to 21%, eliminating certain deductions and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. The change in tax law required the Company to remeasure existing net deferred tax assets using the lower rate in the period of enactment resulting in an income tax expense of approximately $12.6 million which is fully offset by a corresponding tax benefit of $12.6 million which related to the corresponding reduction in the valuation allowance for the year ended December 31, 2017. The Company has completed its analysis of the tax act of 2018. There were no specific impacts of Tax Reform that could not be reasonably estimated which the Company accounted for under prior tax law.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

14. RELATED PARTIES

See Note 9- Notes Payable, Note 12 – Stockholders’ Equity and Note 16 – Commitments and Contingencies for additional details.

BLNK HOLDINGS TRANSFERS TO JMJ

In February 2018, prior to the closing of the public offering, Mr. Farkas reached an agreement with JMJ that, following the closing of the public offering, BLNK Holdings, an entity for which Mr. Farkas had voting power and investment power with regard to this entity’s holdings, would transfer 260,000 shares to JMJ as additional consideration for JMJ agreeing to waive its claims to $12 million as a mandatory default amount pursuant to previous agreements with the Company. This transfer took place on April 18, 2018. Prior to entering into this agreement, Mr. Farkas did not bring the matter to the entire Board for a vote. The fair value of $785,200 of the 260,000 shares of common stock that were to be transferred to JMJ by BLNK Holdings is reflected as interest expense on the Company’s consolidated statements of operations during the year ended December 31, 2018 with a corresponding credit to additional paid-in capital.

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

In addition, pursuant to the Third Amendment, Mr. Farkas is due to receive (regardless of the status of the offering) warrants in replacement of expired warrants he was due to receive under the terms of the Original Farkas Employment Agreement. These warrants will expire five years after their issuance date: (a) warrants for 2,000 shares of common stock at an exercise price of $9.50 per share; (b) warrants for 68,667 shares of common stock at an exercise price of $21.50 per share; and (c) warrants for 44,000 shares of common stock at an exercise price of $37.00 per share. On November 27, 2017 the Company issued 114,767 shares of common stock in satisfaction of the replacement warrants with a grant date fair value of $677,010. Mr. Farkas will also receive options (regardless of the status of the offering) for 7,000 shares of common stock at an exercise price of $30.00 per share and options for 8,240 shares of common stock at an exercise price of $37.50 per share in connection with amounts owed pursuant to the Affiliate Agreements. The options were issued in December 2018 with an issuance date fair value $46,146. The Third Amendment resolves all claims Mr. Farkas had with regard to the Affiliate Agreements.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

14. RELATED PARTIES – CONTINUED

EMPLOYMENT AGREEMENT – CONTINUED

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

As of December 31, 2018, the Company has accrued approximately $120,000 for all necessary amounts due to Mr. Farkas which are specified above. See Note 16 Commitments and Contingencies - Executive Compensation for additional details.

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

COMPENSATION AGREEMENT

On June 16, 2017, the Company entered into a compensation agreement with Ira Feintuch, its Chief Operating Officer (the “Compensation Agreement”). The Compensation Agreement clarifies the accrued compensation owed to Mr. Feintuch under the Fee/Commission Agreement dated November 19, 2009. Under the Compensation Agreement, Mr. Feintuch was entitled to receive (i) options for 7,000 shares of the Company’s common stock at an exercise price of $30.00 per share; and (ii) options for 9,600 shares of the Company’s common stock at an exercise price of $37.50 per share. As of December 31, 2018, options were issued and had a fair value of approximately $22,000.

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

As of December 31, 2018, the Company has accrued for all necessary amounts due to Mr. Feintuch which are specified above.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

14. RELATED PARTIES – CONTINUED

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

On December 6, 2017 and December 7, 2017, the two holders of shares of Series A Convertible Preferred Stock (Mr. Farkas and Mr. Feintuch) signed letter agreements pursuant to which, at the closing of the public offering, 11,000,000 shares of Series A Convertible Preferred Stock will convert into 550,000 shares of common stock. On March 22, 2018 the Company issued 550,000 shares of common stock related to this transaction. (See Note 12 – Stockholder’s Equity for additional details.)

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

15. LEASES

OPERATING LEASES

On March 20, 2017, in connection with the Company’s Miami Beach, Florida lease, the Company’s landlord filed a complaint for eviction with the Miami-Dade County Court against the Company as a result of the Company’s default under the lease for failing to pay rent, operating expenses and sales taxes of approximately $175,000, which represents the Company’s obligations under the lease through March 31, 2017, which was accrued for as of December 31, 2017. As a result of the action taken by the landlord, the Company accrued an additional $300,000 as of December 31, 2017, which represents the present value of the Company’s rent obligation through the end of the lease. On February 16, 2018, the Company paid $234,000 to satisfy this obligation.

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

The Company had a five year sublease for office and warehouse space in Phoenix, Arizona beginning December 1, 2013 and ended November 30, 2018. On February 28, 2017, the Company vacated the Phoenix, Arizona space and has no further obligation in connection with the sublease.

On April 20, 2018, the Company entered into a three-year operating lease agreement for 3,425 square feet of office space in Miami Beach, Florida beginning May 1, 2018 and ending May 31, 2021. The tenant and landlord have the option to cancel the contract after the first year with a 90-day written notice. As of December 31, 2018, the lease had a remaining term of approximately 2.3 years. The lease does not contain an option to extend past the existing lease term. Over the duration of the lease, payments will escalate 5% every year.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

15. LEASES – CONTINUED

OPERATING LEASES – CONTINUED

On October 16, 2018, the Company entered into an operating lease agreement with Oracle America, Inc for the purchase of a three year license, related training, custom programming and implementation of NetSuite SuiteSuccess Wholesale/Distribution Emerging Edition Cloud Service. The performance obligations of NetSuite commenced in December 2018. The Company’s payment obligations were deferred for six months from NetSuite’s performance obligation date, however the payment schedule was condensed to a 30 month schedule of equal monthly payments. As of December 31, 2018, the lease had a remaining term of approximately 2.9 years.

As of December 31, 2018, the Company had no leases that were classified as a financing lease. As of December 31, 2018, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses for the year ended December 31, 2018 was $264,014 and is recorded in other operating expenses on the consolidated statements of operations. Total rent expense for the year ended December 31, 2017 was $143,178 and is recorded in other operating expenses on the consolidated statements of operations.

Supplemental cash flows information related to leases was as follows:

Year Ended December 31, 2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$71,516

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$514,522

Weighted Average Remaining Lease Term
Operating leases	2.72

Weighted Average Discount Rate
Operating leases	6.0%

Future minimum payments under non-cancellable leases as of December 31, 2018 were as follows:

For the Years Ending December 31,	Amount

2019	$197,875
2020	225,838
2021	123,640
Total future minimum lease payments	547,353
Less: imputed interest	(95,623)
Total	$451,730

See Note 17 - Subsequent Events for additional details.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

16. COMMITMENTS AND CONTINGENCIES

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

On March 11, 2016, the Licensee and the Licensor entered into an agreement related to the March 29, 2012 patent license agreement. The parties acknowledged that the Licensee has paid a total of $8,525 in registration and legal fees for the U.S. Provisional Patent Application No. 61529016 (the “Patent Application”) (related to the inductive charging parking bumper) to date. Effective March 11, 2016, the patent license agreement, solely with respect to the Patent Application and the parties’ rights and obligations thereto, was terminated. The Executive Chairman of the Board agreed to be solely responsible for all future costs and fees associated with the prosecution of the patent application. In the event the Patent Application is successful, the Executive Chairman of the Board shall grant a credit to the Licensee in the amount of $8,525 to be applied against any outstanding amount(s) owed to him. If the Licensee does not have any outstanding payment obligations to the Executive Chairman of the Board at the time the Patent Application is approved, the Executive Chairman of the Board shall remit the $8,525 to the Licensee within twenty (20) days of the approval. The parties agreed to a mutual release of any claims associated with the patent license agreement. As of December 31, 2018, the Company has not paid nor incurred any royalty fees related to this patent license agreement.

TAXES

The Company has not filed its Federal and State corporate income tax returns for the years ended December 31, 2014, 2015, 2016, and 2017. The Company has sustained losses for the years ended December 31, 2014, 2015, 2016, 2017 and 2018. The Company has determined that no tax liability, other than required minimums, has been incurred.

The Company was delinquent in filing and, in certain instances, paying sales taxes collected from customers in specific states that impose a tax on sales of the Company’s products as of December 31, 2017. As of December 31, 2018, the Company is no longer delinquent in remitting sales taxes. The Company accrued approximately $0 and $178,000 liability as of December 31, 2018 and 2017, respectively, related to this matter.

As of December 31, 2017, the Company was delinquent in remitting approximately $632,000 of federal and state payroll taxes withheld from employees. During the year ended December 31, 2017, the Company sent two letters to the Internal Revenue Service (“IRS”) notifying the IRS of its intention to resolve the delinquent taxes upon the receipt of additional working capital. Additionally, on March 27, 2018, the Company submitted its Forms 940 and 941 for the year ended December 31, 2017 to the IRS. As of December 31, 2018, the Company is no longer delinquent on federal and state payroll taxes, as the Company has remitted all the requisite federal and state payroll taxes withheld from employees to the appropriate taxing authorities.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

16. COMMITMENTS AND CONTINGENCIES – CONTINUED

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

On November 28, 2017, the Company and Solomon Edwards Group LLC entered into a Settlement Agreement and Release whereby the parties agreed that the Company will pay $63,445 to Solomon Edwards Group LLC over the course of eleven (11) months in full and complete satisfaction of the previously filed complaint. As of December 31, 2018, the Company has fulfilled its obligation to Solomon Edwards.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

16. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

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

In May 2013, JNS Power & Control Systems, Inc. (“JNS”) filed a complaint against 350 Green, LLC, a former subsidiary of the Company, alleging claims for breach of contract, specific performance and indemnity. The lawsuit arose out of an asset purchase agreement from April 2013 between JNS and 350 Green, under which JNS agreed to purchase car chargers and related assets from 350 Green. Following court judgments in favor of JNS on its claim for specific performance, in April 2016, JNS amended its complaint to add the Company, alleging an unspecified amount of lost revenues from the car chargers, among other matters, caused by the defendants. In February 2018, the parties entered into an agreement to settle the litigation. The Company purchased back the EV chargers it previously sold to JNS for: (a) shares of Common Stock worth $600,000 with a price per share equal to $4.25 (the price per share of the Offering); (b) $50,000 cash payment within ten days of the closing of the Offering; and (c) $100,000 cash payment within six months following the closing of the Offering. The Offering closed on February 16, 2018. The Company issued 141,176 shares on March 16, 2018. The Company made the $50,000 payment on March 16, 2018. JNS filed a motion to dismiss the lawsuit without prejudice on March 23, 2018 and the judge granted the motion on March 26, 2018. On March 16, 2018, the Company issued 23,529 shares of Common Stock to JNS to be held in escrow as security for the $100,000 payment. On August 2, 2018, the Company paid the $100,000 to JNS and the 23,529 shares of common stock were returned to the Company and were subsequently cancelled. See Note 12 – Stockholder’s Equity – Common Stock for additional details. Concomitantly, JNS filed a motion to dismiss the lawsuit with prejudice. On March 26, 2018, the Court dismissed the case without prejudice and with leave to reinstate by November 1, 2018.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

16. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

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

On December 31, 2018, the Company entered into a modification of the Settlement Agreement and Mutual Release dated August 21, 2015 with the former members of 350 Green LLC whereby the members would return to the Company 8,064 common shares and would also cancel the outstanding note (“Note”) issued to the members with a balance of $360,000, both, initially issued in conjunction with the acquisition of 350 Green LLC in exchange for $50,000. The Company paid the $50,000 as of December 31, 2018. The Note and common shares were returned and canceled in January 2019. The Company will record a gain of approximately $310,000 during the first quarter of 2019.

SECURITIES SALES COMMMISSION AGREEMENT

On December 7, 2017, the Company entered into a Securities Sales Commission Agreement with Ardour Capital Investments, LLC (“Ardour”), an entity of which Mr. Farkas owns less than 5%. The parties previously entered into a Financial Advisory Agreement dated August 3, 2016, pursuant to which Ardour was entitled to placement agent fees related to the Company’s transaction with JMJ. Pursuant to the Securities Sales Commission Agreement, the parties agreed that, depending on which of the two (2) repayment options the Company chooses with respect to the JMJ Agreement, the Company, upon the closing of the public offering, will issue shares of common stock to Ardour with a value of $900,500 or $1,200,500. See Note 9 – Notes Payable for details of the two (2) repayment options. The Company will issue such number of shares of common stock to Ardour equal to the amount in question (either $900,500 or $1,200,500) divided by the lowest of (i) $35.00 per share, or (ii) the lowest daily closing price of the Company’s common stock during the ten days prior to delivery of the Origination Shares (subject to adjustment for stock splits), or (iii) 80% of the common stock offering price of the public offering, or (iv) 80% of the unit offering price of the public offering (if applicable), or (v) the exercise price of any warrants issued in the public offering. Upon such issuance, the Company shall not owe any further securities to Ardour with respect to the JMJ financing. The Company has accrued for this liability as of December 31, 2017. On March 22, 2018, the Company issued 361,608 shares to Ardour pursuant to the Securities Sales Commissions Agreement.

LIABILITY CONVERSION AGREEMENTS

See Note 12 – Stockholders’ Equity – Common Stock for additional details.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

16. COMMITMENTS AND CONTINGENCIES – CONTINUED

LIABILITY CONVERSION AGREEMENTS – CONTINUED

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

REPOSITIONING OF EXECUTIVE EMPLOYMENT AGREEMENT

On October 19, 2018, the Company entered into an agreement with its then-Chief Executive Officer (“Former CEO”), whereby the Former CEO will be repositioned as the Company’s Senior Vice President of Sales (“VP of Sales”) in conjunction with his resignation of his position as CEO. In connection with the agreement the parties agreed to the following:

●	the VP of Sales will be entitled to receive a base salary of $10,000 per month as well as commissions on sales;
●	the VP of Sales will be entitled to receive an aggregate payment of $225,000 in connection with the VP of Sales’ previous employment agreement with the Company dated July 16, 2015 payable in January 2019;
●	the VP of Sales is entitled to receive restricted common stock with an aggregate value of $250,000, half of which vests in January 2019 and half vests on October 19, 2019; and
●	all previously outstanding vested options may be exercised in accordance with their terms and all previously outstanding unvested options shall be forfeited.

As of December 31, 2018, there is $145,000 of vested restricted common stock included within accrued issuable equity. See Note 8- Accrued Issuable Equity for additional details.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

16. COMMITMENTS AND CONTINGENCIES – CONTINUED

EXECUTIVE COMPENSATION

In February 2019, the Company’s Executive Chairman and CEO asserted a claim for unpaid bonuses of $90,000 and $120,000 related to the 2017 and 2018 fiscal years, respectively. In February 2019, the Company paid $120,000 related to the 2018 fiscal year, which was accrued for as of December 31, 2018. The Company is currently evaluating the claim associated with the fiscal 2017 bonus.

17. SUBSEQUENT EVENTS

PREFERRED STOCK CONVERSION

Subsequent to December 31, 2018, JMJ elected to convert 16 shares of Series D Convertible Preferred Stock into 5,128 shares of the Company’s common stock at a conversion price of $3.12 per share.

OPERATING LEASE

On March 5, 2019, the Company entered into a twenty-six-month lease agreement for an additional 1,241 square feet of office space in its current Miami Beach office building, beginning April 1, 2019 and ending May 31, 2021. The tenant and landlord have the option to cancel the contract after the first six-months, with a 90-day written notice. The lease does not contain an option to extend past the existing lease term.

COMMON STOCK ISSUANCES

On February 2, 2019, the Company issued 51,724 shares of common stock to external board members for services rendered during the 2018 – 2019 with a grant date fair value of $117,931.

On February 22, 2019, the Company issued 56,948 shares of common stock to Mr. Calise in connection with his repositioning agreement with a grant date fair value of $199,888.

