Form 10-Q
period 2019-03-31
Blink Charging Co.
filed 2019-05-15
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	BLNK	The NASDAQ Stock Market LLC
Common Stock Purchase Warrants	BLNKW	The NASDAQ Stock Market LLC

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

As of May 7, 2019, the registrant had 26,236,804 shares of common stock outstanding.

BLINK CHARGING CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
Assets

Current Assets:
Cash	$12,599,600	$15,538,849
Marketable securities	2,988,175	2,878,664
Accounts receivable and other receivables, net	197,511	168,169
Inventory, net	1,872,667	1,235,334
Current portion of operating lease right-of-use asset	104,854	168,595
Prepaid expenses and other current asset	737,150	839,520

Total Current Assets	18,499,957	20,829,131
Property and equipment, net	415,196	383,567
Operating lease right-of-use asset, non-current portion	308,239	270,713
Intangible assets, net	92,673	95,852
Other assets	72,077	71,198

Total Assets	$19,388,142	$21,650,461

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,313,856	$2,582,196
Accrued expenses	1,469,077	1,544,921
Accrued issuable equity	200,414	318,493
Notes payable	10,000	287,966
Current portion of operating lease liabilities	173,487	151,997
Current portion of deferred revenue	337,452	357,048

Total Current Liabilities	4,504,286	5,242,621

Operating lease liabilities, non-current portion	254,645	299,733
Deferred revenue, non-current portion	9,299	13,878

Total Liabilities	4,768,230	5,556,232

Series B Convertible Preferred Stock, 10,000 shares designated, 0 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Series C Convertible Preferred Stock, 250,000 shares designated, 0 issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Series D Convertible Preferred Stock, 13,000 shares designated, 5,125 and 5,141 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	5	5
Common stock, $0.001 par value, 500,000,000 shares authorized, 26,223,809 26,118,075 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	26,224	26,118
Additional paid-in capital	176,243,105	175,924,587
Accumulated other comprehensive income	100,686	-
Accumulated deficit	(161,750,108)	(159,856,481)

Total Stockholders’ Equity	14,619,912	16,094,229

Total Liabilities and Stockholders’ Equity	$19,388,142	$21,650,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended
	March 31,
	2019	2018
Revenues:
Charging service revenue - company-owned charging stations	$324,895	$305,747
Product sales	103,204	135,760
Network fees	74,470	57,251
Warranty	16,508	30,402
Grant and rebate	6,714	16,231
Other	51,599	50,529

Total Revenues	577,390	595,920

Cost of Revenues:
Cost of charging services - company-owned charging stations	29,729	43,761
Host provider fees	82,039	108,405
Cost of product sales	213,320	63,533
Network costs	77,223	66,928
Warranty and repairs and maintenance	88,872	63,728
Depreciation and amortization	32,249	77,744
Total Cost of Revenues	523,432	424,099

Gross Profit	53,958	171,821

Operating Expenses:
Compensation	1,603,485	3,688,636
General and administrative expenses	257,136	101,169
Other operating expenses	508,825	183,955

Total Operating Expenses	2,369,446	3,973,760

Loss From Operations	(2,315,488)	(3,801,939)

Other Income (Expense):
Interest income (expense), net	16,072	(104,983)
Interest expense - related party share transfer	-	(785,200)
Amortization of discount on convertible debt	-	(528,929)
Gain on settlement of debt	310,000	-
Gain on settlement of accounts payable, net	52,500	920,352
Loss on settlement reserve	-	(127,941)
Change in fair value of derivative and other accrued liabilities	(54,742)	3,024,598
Loss on settlement of liabilities for equity	-	(2,192,045)
Gain on settlement of liabilities to JMJ for equity	-	5,800,175
Other income	98,031	-

Total Other Income	421,861	6,006,027

Net (Loss) Income	(1,893,627)	2,204,088
Dividend attributable to Series C shareholders	-	(607,800)
Deemed dividend	-	(23,458,931)
Net Loss Attributable to Common Shareholders	$(1,893,627)	$(21,862,643)

Net Loss Per Share:
Basic	$(0.07)	$(2.58)
Diluted	$(0.07)	$(2.58)

Weighted Average Number of Common Shares Outstanding:
Basic	26,171,070	8,472,092
Diluted	26,171,070	8,472,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Net (Loss) Income	$(1,893,627)	$2,204,088
Other Comprehensive Income:
Change in fair value of marketable securities	100,686	-
Total Comprehensive (Loss) Income	$(1,792,941)	$2,204,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2019

(unaudited)

	Convertible Preferred Stock				Additional	Accumulated Other		Total
	Series D		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2019	5,141	$5	26,118,075	$26,118	$175,924,587	$-	$(159,856,481)	$16,094,229
								-
Stock-based compensation	-	-	51,724	52	118,684	-	-	118,736
								-
Restricted stock issued in satisfaction of accrued issuable equity	-	-	56,948	57	199,831	-	-	199,888
								-
Common stock issued upon conversion of Series D convertible preferred stock	(16)	-	5,128	5	(5)	-	-	-

Return and retirement of common stock	-	-	(8,066)	(8)	8	-	-	-

Other comprehensive income	-	-	-	-	-	100,686	-	100,686

Net loss	-	-	-	-	-	-	(1,893,627)	(1,893,627)

Balance - March 31, 2019	5,125	$5	26,223,809	$26,224	$176,243,105	$100,686	$(161,750,108)	$14,619,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

For the Three Months Ended March 31, 2018

(unaudited)

											Total
	Convertible Preferred Stock								Additional		Stockholders’
	Series A		Series C		Series D		Common Stock		Paid-In	Accumulated	(Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2018	11,000,000	$11,000	229,551	$230	-	$-	5,523,673	$5,524	$119,499,141	$(156,435,278)	$(36,919,383)

Common stock and warrants issued in public offering [1]	-	-	-	-	-	-	4,353,000	4,353	14,876,462	-	14,880,815

Common stock issued upon conversion of Series A convertible preferred stock	(11,000,000)	(11,000)	-	-	-	-	550,000	550	10,450	-	-

Common stock issued in satisfaction of Series B convertible preferred stock	-	-	-	-	-	-	223,235	223	824,777	-	825,000

Common stock issued upon conversion of Series C convertible preferred stock	-	-	(254,557)	(255)	-	-	9,111,644	9,112	(8,857)	-	-

Series D convertible preferred stock issued in satisfaction of liabilities	-	-	-	-	12,005	12	-	-	12,004,988	-	12,005,000

Common stock issued in partial satisfaction of debt and other liabilities	-	-	-	-	-	-	1,488,021	1,488	4,282,500	-	4,283,988

Warrants reclassified from derivative liabilities	-	-	-	-	-	-	-	-	36,445	-	36,445

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	-	-	(607,800)	-	(607,800)
Payment of dividends in kind	-	-	25,006	25	-	-	-	-	2,500,575	-	2,500,600

Stock-based compensation	-	-	-	-	-	-	932,328	932	2,664,343	-	2,665,275

Beneficial conversion feature of Series B and C convertible preferred stock	-	-	-	-	-	-	-	-	23,458,931	-	23,458,931

Deemed dividend related to immediate accretion of beneficial conversion of Series B and C convertible preferred stock	-	-	-	-	-	-	-	-	(23,458,931)	-	(23,458,931)

Contribution of capital - related party share transfer (see Note 8)	-	-	-	-	-	-	-	-	785,200	-	785,200

Net income	-	-	-	-	-	-	-	-	-	2,204,088	2,204,088

Balance - March 31, 2018	-	$-	-	$-	12,005	$12	22,181,901	$22,182	$156,868,224	$(154,231,190)	$2,659,228

[1] Includes gross proceeds of $18,504,320, less issuance costs of $3,623,505.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Three Months Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities:
Net (loss) income	$(1,893,627)	$2,204,088
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	69,235	82,216
Amortization of discount on convertible debt	-	528,929
Change in fair value of derivative and other accrued liabilities	(54,742)	(3,024,598)
Provision for bad debt	9,777	38,275
Gain on settlement of debt	(310,000)	-
Loss on settlement reserve	-	127,941
Loss on settlement of liabilities for equity	-	2,192,045
Gain on settlement of liabilities to JMJ for equity	-	(5,800,175)
Interest expense - related party share transfer	-	785,200
Provision for slow moving and obsolete inventory	123,808	-
Gain on settlement of accounts payable, net	(52,500)	(920,352)
Non-cash compensation:
Common stock	184,295	2,703,245
Options	(39,290)	-
Warrants	-	114,069
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(39,119)	(17,439)
Inventory	(805,220)	37,899
Prepaid expenses and other current assets	102,370	(722,651)
Other assets	(879)	22,797
Accounts payable and accrued expenses	(181,790)	(3,122,531)
Deferred revenue	(24,175)	(43,929)

Total Adjustments	(1,018,230)	(7,019,059)

Net Cash Used in Operating Activities	(2,911,857)	(4,814,971)

Cash Flows From Investing Activities:
Purchases of property and equipment	(27,392)	(21,499)

Net Cash Used In Investing Activities	(27,392)	(21,499)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	-	16,243,055
Payment of public offering costs	-	(1,190,082)
Proceeds from issuance of notes payable to non-related party	-	55,000
Proceeds from advance from a related party	-	250,000
Repayment of notes and convertible notes payable	-	(760,000)

Net Cash Provided by Financing Activities	-	14,597,973

Net (Decrease) Increase In Cash	(2,939,249)	9,761,503

Cash - Beginning of Period	15,538,849	185,151

Cash - End of Period	$12,599,600	$9,946,654

[1] Includes gross proceeds of $18,504,320, less issuance costs of $2,261,265 deducted directly from the offering proceeds.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows -- Continued

(unaudited)

	For The Three Months Ended
	March 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest expense	$-	$5,072
Non-cash investing and financing activities:
Common stock issued in partial satisfaction of debt and other liabilities	$-	$4,283,988
Reduction of additional paid-in capital for public offering issuance costs that were previously paid	$-	$(172,158)
Common stock issued upon conversion of Series A convertible preferred stock	$-	$11,000
Common stock issued in satisfaction of Series B convertible preferred stock	$-	$825,000
Common stock issued upon conversion of Series C convertible preferred stock	$-	$255
Common stock issued upon conversion of Series D convertible preferred stock	$5	$-
Return and retirement of common stock	$(8)	$-
Restricted stock issued in satisfaction of accrued issuable equity	$199,888	$-
Change in fair value of marketable securities	$100,686	$-
Warrants reclassified from derivative liabilities	$-	$36,445
Accrual of contractual dividends on Series C Convertible Preferred Stock	$-	$607,800
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$-
Transfer of inventory to property and equipment	$(44,079)	$(21,163)
Series D convertible preferred stock issued in satisfaction of liabilities	$-	$12,005,000

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

●	In the Company’s comprehensive Turnkey business model, Blink owns and operates the EV charging equipment, undertakes and manages the installation, maintenance and related services, and Blink keeps substantially all of the EV charging revenue.

●	In the Company’s Hybrid business model, the Property Partner incurs the installation costs, while Blink provides the charging equipment. Blink operates and manages the EV charging station and provides connectivity of the charging station to the Blink Network. As a result, Blink shares a greater portion of the EV charging revenue with the Property Partner than under the turnkey model above.

●	In the Company’s Host owned business model, the Property Partner purchases, owns and manages the Blink EV charging station, incurs the installation costs of the equipment, while Blink provides site recommendations, connectivity to the Blink Network and optional maintenance services, and the Property Partner keeps substantially all of the EV charging revenue.

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2019 and for the three months then ended. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2018 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019 as part of the Company’s Annual Report on Form 10-K.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2018, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2019, the Company had cash, working capital and an accumulated deficit of $12,599,600, $13,995,671 and $161,750,108, respectively. During the three months ended March 31, 2019, the Company incurred a net loss of $1,893,627.

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

There is no assurance that the amount of funds the Company might raise in the future, will enable the Company to complete its development initiatives or attain profitable operations. If the Company is unable to obtain additional financing on a timely basis, it may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately, the Company could be forced to discontinue its operations and liquidate.

CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the condensed consolidated financial statements. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. As of March 31, 2019, the Company had cash balances in excess of FDIC insurance limits of $12,249,662. As of December 31, 2018, the Company had cash balances in excess of FDIC insurance limits of $15,538,849.

INVESTMENTS

Available-for-sale securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income (loss). Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method. The Company evaluates its available-for-sale-investments for possible other-than-temporary impairments by reviewing factors such as the extent to which, and length of time, an investment’s fair value has been below the Company’s cost basis, the issuer’s financial condition, and the Company’s ability and intent to hold the investment for sufficient time for its market value to recover. For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment then becomes the new amortized cost basis of the investment and it is not adjusted for subsequent recoveries in fair value.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INVESTMENTS – CONTINUED

The following summarizes our investments as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Short-term investments:
Available- for-sale investments	$2,988,175	$2,878,664

The following is a summary of the unrealized gains, and fair value by investment type as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Gross Unrealized Gains	Fair Value
Fixed income	$100,686	$2,988,175

	December 31, 2018
	Gross Unrealized Gains	Fair Value
Fixed income	$-	$2,878,664

REVENUE RECOGNITION

The Company recognizes revenue primarily from four different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed in accordance with a contractual relationship between the Company and the owner of the station.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION – CONTINUED

The following table summarizes our revenue recognized under ASC 606 in our condensed consolidated statements of operations:

	For The Three Months Ended
	March 31,
	2019	2018

Revenues - Recognized at a Point in Time:
Charging service revenue - company-owned charging stations	$324,895	$305,747
Product sales	103,204	135,760
Other	51,599	50,529
Total Revenues - Recognized at a Point in Time	479,698	492,036

Revenues - Recognized Over a Period of Time:
Network fees and other	90,978	87,653
Total Revenues - Recognized Over a Period of Time	90,978	87,653

Total Revenue Under ASC 606	$570,676	$579,689

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related goods or services, the Company records deferred revenue until the performance obligations are satisfied.

As of March 31, 2019, the Company had $245,500 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of March 31, 2019. The Company expects to satisfy its remaining performance obligations for network fees and warranty revenue and recognize the revenue within the next twelve months.

During the three months ended March 31, 2019, the Company recognized $83,279 of revenues related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2018.

During the three months ended March 31, 2019, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants, rebates and alternative fuel credits, which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the three months ended March 31, 2019 and 2018, the Company recorded $6,714 and $16,231, respectively, related to grant, rebate and alternative fuel credits revenue. At March 31, 2019 and December 31, 2018, there was $99,351 and $106,066, respectively, of deferred grant and rebate revenue to be amortized.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

CONCENTRATIONS

During the three months ended March 31, 2019 and 2018, revenues generated from a significant customer represented approximately 12% and less than 10%, respectively of the Company’s total revenue. As of March 31, 2019 and December 31, 2018, accounts receivable from a significant customer was 27% and 35% of accounts receivable, respectively.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the treasury stock or if converted method), if dilutive.

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2019	2018
Convertible preferred stock	1,642,628	3,847,756
Warrants	6,837,061	10,913,658
Options	105,308	106,808
Total potentially dilutive shares	8,584,997	14,868,222

RECLASSIFICATIONS

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). The new ASU provides narrow-scope amendments to help apply these recent standards. The Company will be required to adopt the provisions of this ASU on January 1, 2020, with early adoption permitted for certain amendments. The Company is currently assessing the impact that this pronouncement will have on its condensed consolidated financial statements.

3.	PREPAID EXPENSES AND OTHER CURRRENT ASSETS

As of March 31, 2019, The Company had remaining purchase commitments to acquire second generation charging stations with an aggregate value of $1,009,326. The Company has a remaining deposit of $334,457 for these charging stations, which is included within prepaid expenses and other current assets on our condensed consolidated balance sheet as of March 31, 2019. The net commitment of $674,899 will come due upon delivery of the charging stations.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Accrued host fees	$56,583	$54,527
Accrued professional, board and other fees	84,500	159,500
Accrued wages	174,123	493,069
Accrued commissions	18,500	22,300
Warranty payable	11,000	9,700
Accrued taxes payable	557,327	556,211
Accrued interest expense	-	32,034
Inventory in transit	547,142	195,480
Other accrued expenses	19,902	22,100
Total accrued expenses	$1,469,077	$1,544,921

5.	ACCRUED ISSUABLE EQUITY

Accrued issuable equity consists of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Warrants	$10,889	$5,965
Common stock	189,525	187,523
Options	-	125,005
Total accrued issuable equity	$200,414	$318,493

See Note 8 – Stockholders’ Equity for additional information.

6.	NOTES PAYABLE

See Note 10 – Commitments and Contingencies – Litigation and Disputes for additional information.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended
	March 31,
	2019	2018

Risk-free interest rate	2.40%	1.62% - 2.63%
Contractual term (years)	1.00	0.53- 3.25
Expected volatility	140%	113% - 131%
Expected dividend yield	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Warrants Payable
Beginning balance as of January 1, 2019	$5,965
Change in fair value of warrants payable	4,924
Ending balance as of March 31, 2019	$10,889

See Note 5 - Accrued Issuable Equity for additional information.

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$2,988,175	$-	$-	$2,988,175
Total assets	$2,988,175	$-	$-	$2,988,175

Liabilities:
Warrants payable	$-	$-	$10,889	$10,889
Total liabilities	$-	$-	$10,889	$10,889

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$2,878,664	$-	$-	$2,878,664
Total assets	$2,878,664	$-	$-	$2,878,664

Liabilities:
Warrants payable	$-	$-	$5,965	$5,965
Total liabilities	$-	$-	$5,965	$5,965

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	STOCKHOLDERS’ EQUITY

PREFERRED STOCK

SERIES D CONVERTIBLE PREFERRED STOCK

On February 22, 2019, JMJ elected to convert 16 shares of Series D Convertible Preferred Stock into 5,128 shares of the Company’s common stock at a conversion price of $3.12 per share.

COMMON STOCK

On February 2, 2019, the Company issued 51,724 shares of common stock to independent board members for services rendered during 2018 and 2019 with a grant date fair value of $114,310.

On February 19, 2019, the Company retired 8,066 shares of common stock previously in accordance with a settlement agreement with the former members of 350 Green LLC. See Note 10 – Commitments and Contingencies – Litigation and Disputes for additional details.

On February 22, 2019, the Company issued 56,948 shares of common stock to Michael J. Calise, the Company’s former CEO, in connection with his repositioning agreement with a grant date fair value of $199,888. Such amount was previously accrued for as of December 31, 2018.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three months ended March 31, 2019 and 2018 of $145,005 and $2,817,314, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of March 31, 2019, there was $370,517 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 0.6 years.

9.	LEASES

OPERATING LEASES

On March 5, 2019, the Company entered into a 26 month lease agreement for an additional 1,241 square feet of office space in its current Miami Beach office building, beginning April 1, 2019 and ending May 31, 2021. The tenant and landlord have the option to cancel the contract after the first six months with 90 day’s written notice. The lease does not contain an option to extend past the lease term.

As of March 31, 2019, the Company had no leases that were classified as a financing lease. As of March 31, 2019, the Company did not have additional operating and financing leases that have not yet commenced except as disclosed elsewhere in this note.

Total operating lease expenses for the three months ended March 31, 2019 were $69,941 and are recorded in other operating expenses on the condensed consolidated statement of operations. Total rent expense for the three months ended March 31, 2018 was $33,872 and is recorded in other operating expenses on the condensed consolidated statement of operations.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	LEASES – CONTINUED

OPERATING LEASES – CONTINUED

Supplemental cash flows information related to leases was as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,400

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-

Weighted Average Remaining Lease Term
Operating leases	2.32

Weighted Average Discount Rate
Operating leases	6.0%

Future minimum payments under non-cancellable leases as of March 31, 2019 were as follows:

For the Years Ending December 31,	Amount
2019	$190,863
2020	218,483
2021	86,214
Total future minimum lease payments	495,560
Less: imputed interest	(67,427)
Total	$428,133

10.	COMMITMENTS AND CONTINGENCIES

TAXES

The Company has not filed its Federal and State corporate income tax returns for the years ended December 31, 2014, 2015, 2016, 2017 and 2018. The Company has sustained losses for the years ended December 31, 2014, 2015, 2016, 2017, and 2018. The Company has determined that no tax liability, other than required minimums and related interest and penalties, has been incurred.

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

350 Green, LLC

350 Green lawsuits relate solely to alleged pre-acquisition unpaid debts of 350 Green. There are other unpaid creditors that claim to be owed certain amounts for pre-acquisition work done on behalf of 350 Green solely, that potentially could file lawsuits at some point in the future.

On March 26, 2018, final judgment has been reached relating to the Assignment for the Benefit of the Creditors, whereby all remaining assets of 350 Green are abandoned to their respective property owners where the charging stations have been installed. On March 26, 2018, the assignment proceeding has closed. Concurrent with the closing of the Company’s February 2018 public offering, the Company was to pay the former principals of 350 Green LLC $25,000 in installment debt and $50,000 within 60 days thereafter in settlement of a $360,000 debt (inclusive of imputed interest) and the return of 8,065 shares of the Company’s common stock by the former principals of 350 Green LLC, in accordance with a Settlement Agreement between the parties dated August 21, 2015.

On December 31, 2018, the Company entered into a modification of the Settlement Agreement and Mutual Release dated August 21, 2015 with the former members of 350 Green LLC whereby the members would return to the Company 8,064 shares of common stock and would also cancel the outstanding note (“Note”) issued to the members with a balance of $360,000, both, initially issued in conjunction with the acquisition of 350 Green LLC, in exchange for $50,000. The Company paid the $50,000 as of December 31, 2018. The Note and common shares were returned and canceled in January 2019. The Company recorded a gain of approximately $310,000 during the first quarter of 2019 which was included in other income and expense on the condensed consolidated statement of operations.

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

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new Joint Venture Entity, Blink Charging Europe Ltd. (the “Entity”) that was formed under the laws of Cyprus on the same date. The Company owns 40% of the Entity while the other three entities owns 60% in total. The Company currently has no operations.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (and, including its subsidiaries, “Blink” and the “Company”) as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as discussed elsewhere in this Quarterly Report on Form 10-Q particularly in Item IA - Risk Factors.

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

●	In our comprehensive Turnkey business model, we own and operate the EV charging equipment, undertake and manage the installation, maintenance and related services, and we keep substantially all of the EV charging revenue.

●	In our Hybrid business model, the Property Partner incurs the installation costs, while we provide the charging equipment. We operate and manage the EV charging station and provide connectivity of the charging station to the Blink Network. As a result, we share a greater portion of the EV charging revenue with the Property Partner than under the turnkey model above.

●	In our Host owned business model, the Property Partner purchases, owns and manages the Blink EV charging station, incurs the installation costs of the equipment, while we provide site recommendations, connectivity to the Blink Network and optional maintenance services, and the Property Partner keeps substantially all of the EV charging revenue.

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. As of March 31, 2019, we had approximately 14,314 charging stations deployed, of which, 5,082 are Level 2 commercial charging units, 104 are DC Fast Charging EV chargers and 1,670 are residential charging units in service on the Blink Network. Additionally, as of March 31, 2019, we had approximately 7,458 non-networked, residential Blink EV charging stations. The non-networked, residential Blink EV charging stations are all Property Partner owned.

As reflected in our unaudited condensed consolidated financial statements as of March 31, 2019, we had cash, working capital and an accumulated deficit of $12,599,600, $13,995,671 and $161,750,108, respectively. During the three months ended March 31, 2019, we had a net loss of $1,893,627. We have not yet achieved profitability.

Consolidated Results of Operations

Three Months Ended March 31, 2019 Compared With Three Months Ended March 31, 2018

Revenues

Total revenue for the quarter ended March 31, 2019 was $577,390, compared to $595,920 for the quarter ended March 31, 2018, a decrease of $18,530, or 3%. Charging service revenue for company-owned charging stations was $324,895 for the quarter ended March 31, 2019 compared to $305,747 for the quarter ended March 31, 2018, an increase of $19,148, or 6%. The increase was attributable to a greater number of charging stations in the network as compared to the same 2018 quarter and an increase in the number of subscribers in Nissan’s No Charge-To-Charge Program.

Revenue from product sales was $103,204 for the quarter ended March 31, 2019, compared to $135,760 for the quarter ended March 31, 2018, a decrease of $32,556, or 24%. This decrease was attributable to a lower volume of commercial units sold as compared to the same quarter in 2018. The Company is currently phasing out its first generation of charging stations and is in the process of rolling out its second generation of charging stations.

Network fee revenue was $74,470 for the quarter ended March 31, 2019, compared to $57,251 for the quarter ended March 31, 2018, an increase of $17,219, or 30%. The increase was commensurate with the increase in the number of charging stations in the network as compared to same quarter in 2018.

Warranty revenue was $16,508 for the quarter ended March 31, 2019, compared to $30,402 for the quarter ended March 31, 2018, a decrease of $13,894, or 46%. The decrease was primarily attributable to a decrease in the renewal rate of Property Partners of host owned chargers warranty contracts.

Grant and rebate revenues were $6,714 for the quarter ended March 31, 2019, compared to $16,231 for the quarter ended March 31, 2018, a decrease of $9,517, or 59%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The ability to secure grant revenue is typically unpredictable and, therefore, uncertain. The 2019 revenue was related to the amortization of previous years’ grants.

Other revenue increased by $1,070 to $51,599 for the quarter ended March 31, 2019, compared to $50,529 for the quarter ended March 31, 2018. The increase was primarily attributable to an increase in transaction fees.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold (including commissions), connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations.

Cost of revenues for the quarter ended March 31, 2019 was $523,432, compared to $424,099 for the quarter ended March 31, 2018, an increase of $99,333, or 23%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of charging services for Company-owned charging stations (electricity reimbursements) decreased by $14,032 to $29,729 for the quarter ended March 31, 2019, compared to $43,761 for the quarter ended March 31, 2018, or 32%. The decrease was attributable in 2019 to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees decreased by $26,366, or 24%, to $82,039 during the quarter ended March 31, 2019, compared to $108,405 for the quarter ended March 31, 2018. This decrease was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts per their agreements.

Cost of product sales increased by $149,787 or 236% from $63,533 for the quarter ended March 31, 2018, compared to $213,320 for the quarter ended March 31, 2019. The cost of product sales for the quarter ended March 31, 2019 included a provision of $124,000 for slow-moving and obsolete inventory acquired in conjunction with the acquisition of Blink Network LLC in 2013.

Network costs increased by $10,295 or 15%, to $77,223 for the quarter ended March 31, 2019, compared to $66,928 for the quarter ended March 31, 2018. This increase was attributed to incremental network fees in connection with the introduction of our second generation of charging stations and the increase in the number of first generation of chargers on our network.

Warranty and repairs and maintenance costs increased by $25,144, or 39%, to $88,872 for the quarter ended March 31, 2019 from $63,728 for the quarter ended March 31, 2018. The increase was attributable to significant efforts expended to reduce the backlog in warranty cases which had cost more than originally estimated. As of March 31, 2019, we recorded a liability of $11,000 representing the estimated cost of existing backlog of known warranty cases. We estimate the cost to repair chargers which we own to approximate $113,000.

Depreciation and amortization expense declined by $45,495 or 59%, to $32,249 for the quarter ended March 31, 2019, compared to $77,744 for the quarter ended March 31, 2018, as additional underlying assets became fully depreciated during 2019.

Operating Expenses

Compensation expense decreased by $2,085,151, or 57%, from $3,688,636 (consisting of approximately $0.9 million of cash compensation and approximately $2.8 million of non-cash compensation) for the quarter ended March 31, 2018, to $1,603,485 (consisting of approximately $1.5 million of cash compensation and approximately $0.1 million of non-cash compensation) for the quarter ended March 31, 2019. The decrease was primarily attributable an increase in non-cash compensation of $2.6 million due to common stock awards to the Executive Chairman and the Chief Operating Officer in 2018, offset by an increase in payroll and related benefits of $562,000 due to the hiring of additional employees and senior management during the second half of 2018.

General and administrative expenses increased by $155,967, or 154%, from $101,169 for the quarter ended March 31, 2018 to $257,136 for the quarter ended March 31, 2019. The increase was primarily due to an increase in legal fees of $108,000 because of a one-time credit in the same quarter in 2018, an increase in marketing expenses of $29,000 as a result of the introduction of tour second generation of chargers and an increase in NASDAQ fees of $14,000 as a result of our registered sale of our common stock in February 2018.

Other operating expenses increased by $324,870 or 177%, from $183,955 for the quarter ended March 31, 2018 to $508,825 for the quarter ended March 31, 2019. The increase was primarily attributable to an increase insurance expenses of $59,000 primarily related to Directors and Officers liability insurance, an increase of $133,000 related to the update of our Blink network software, an increase in travel expenses of $49,000, an increase in rent of $51,000 as result of moving into our larger corporate offices in Miami Beach in June 2018 and the increased space in our Phoenix office and a general net increase in other operating expenses of $33,000.

Other Income (Expense)

Other income (expense) decreased by $5,584.166 from income of $6,006,027 for the quarter ended March 31, 2018 to income of $421,861 for the quarter ended March 31, 2019. During the quarter ended March 31, 2019, we settled accounts payable resulting in a gain of $52,500 and $360,000 of notes payable, inclusive of accrued interest to the former members of 350 Green in exchange for the cancellation of the notes, the return of 8,066 of our common shares and the payment of $50,000, in 2018, to the former members of 350 Green, resulting in a gain of $310,000. Additionally, we issued common stock to satisfy a contractual obligation resulting in a loss of $54,742. During the quarter ended March 31, 2019, and earned interest income, dividend income of $99,675 from our cash and marketable securities portfolio, and changes in value of Low Carbon Fuel Standard credits of $11,828. During the quarter ended March 31, 2018, we settled with JMJ in$17,800,000 of obligations to JMJ with the issuance of series D convertible preferred stock, which resulted in a gain of approximately $5,800,000.

Net (Loss) Income

Our net loss for the quarter ended March 31, 2019 increased by $4,097,715, or 186%, to $1,893,627 as compared to net income of $2,204,088 for the quarter ended March 31, 2018. The decrease was primarily attributable to an increase in other income (expenses) of $5,584,166 offset by a decrease in operating expenses of $1,604,314. Our net loss attributable to common shareholders for the quarter ended March 31, 2019 decreased by $19,969,016, or 91%, from a 2018 loss of $21,862,643 to a net loss of $1,893,627 for the aforementioned reasons and due to a decrease in the dividend attributable to series C convertible preferred stockholders of $607,800, as well as the deemed dividend attributable to the immediate accretion of the beneficial conversion feature related to the series B and C convertible preferred stock of $23,458,931.

Total Comprehensive (Loss) Income

Our total comprehensive loss for the quarter ended March 31, 2019 was $1,792,941 whereas our total comprehensive income for the quarter ended March 31, 2018 was $2,204,088. The 2019 period included a gain on change in fair value of marketable securities of $100,686.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Cash	$12,599,600	$15,538,849

Working Capital	$13,995,671	$15,586,510

Notes Payable (Gross)	$10,000	$287,966

During the three months ended March 31, 2019, we financed our activities from proceeds derived from debt and equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the three months ended March 31, 2019 and 2018, we used cash of $2,911,857 and $4,814,971, respectively, in operations. Our cash use for the three months ended March 31, 2019 was primarily attributable to our net loss of $1,893,627 adjusted for net non-cash income in the aggregate amount of $69,417 and $948,813 of net cash used in changes in the levels of operating assets and liabilities. Our cash use for the three months ended March 31, 2018 was primarily attributable to our net income of $2,204,088, adjusted for net non-cash income in the aggregate amount of $3,173,205, and $3,845,854 of net cash used in changes in the levels of operating assets and liabilities.

During the three months ended March 31, 2019, cash used in investing activities was $27,392, which was used to purchase charging stations and other fixed assets. Net cash used in investing activities was $21,499 during the three months ended March 31, 2018, which was used to purchase charging stations and other fixed assets.

Net cash provided by financing activities for the three months ended March 31, 2019 was $0. Net cash provided by financing activities for the three months ended March 31, 2018 was $14,597,973, of which, $16,243,055 was attributable to the proceeds from the sale of common stock and warrants in our 2018 public offering, reduced by issuance costs related to the public offering of $1,190,082 that were paid by us during the period. In addition, $305,000 was provided in connection with the issuances of notes payable, offset by the repayment of notes payable of $760,000.

Through March 31, 2019, we incurred an accumulated deficit since inception of $161,750,108 As of March 31, 2019, we had cash and working capital of $12,599,600 and $13,995,671, respectively. During the three months ended March 31, 2019, we had a net loss of $1,893,627.

As of March 31, 2019, we had remaining purchase commitments to acquire second generation charging stations with an aggregate value of $1,009,326. We have a remaining deposit of $334,457 for these charging stations, which is included within prepaid expenses and other current assets on our condensed consolidated balance sheet as of March 31, 2019. The net commitment of $674,899 will come due upon delivery of the charging stations. Additionally, we have commitments to repair Company owned chargers estimated at $113,000. These repairs will be charged to income as incurred.

There has been no material change in the planned use of proceeds from the public offering as described in our public offering prospectus, dated February 13, 2018. Approximately $4.4 million was to be used for the repayment of certain debt and other obligations, of which, as of March 31, 2019, approximately $3.8 million had been paid and the remaining $0.6 million had been settled with the issuance of equity. The remaining amount will be used as follows:

●	Approximately $4.0 million for the deployment of charging stations;

●	Approximately $1.0 million to expand our product offerings including but not limited to completing the research and development, as well as the launch, of our next generation of EV charging equipment;

●	Approximately $3.0 million to add additional staff in the areas of finance, sales, customer support, and engineering; and

●	The remainder for working capital and other general corporate purposes.

We believe our current cash on hand is sufficient to meet our obligations, operating and capital requirements for at least the next twelve months from the date of this filing. Thereafter, we may need to raise further capital, through the sale of additional equity or debt securities, or other debt instruments to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. There is no assurance that the amount of funds we might raise will enable us to complete our development initiatives or attain profitable operations. If we are unable to obtain additional financing on a timely basis, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations and liquidate.

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

Recently Issued Accounting Standards

For a description of our recently issued accounting standards, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures of the Company’s Form 10-K for the fiscal year ended December 31, 2018, under the heading “Management’s Report on Internal Control Over Financial Reporting” and that continued to exist as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, as part of its ongoing remediation initiative, with the help of an outside advisory and consulting firm, management has commenced and is engaged in the process of:

(a)	Designing disclosure controls and procedures across the organization;

(b)	Updating the scoping and financial risk assessment on a periodic basis;

(c)	Validating the operational effectiveness of the internal controls within the recently implemented NetSuite accounting system;

(d)	Preparing, formalizing and putting into effect a prioritized set of accounting policies and procedures; and

(e)	Reviewing and documenting the design of various business and entity-level processes including segregation of duties among personnel, to the extent practicable, in order to separate the initiation and execution of transactions and custody of assets.

Management expects to make and report continuous progress in the effective remediation of the identified material weaknesses.

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

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2018, the information set forth at the beginning of Management’s Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information,” and updates noted below, you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We have a history of significant losses, and if we do not achieve and sustain profitability, our financial condition could suffer.

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future. We incurred net (loss) income of approximately $(1.9) million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively, and as of March 31, 2019, our accumulated deficit was approximately $162 million.

Our net loss for the quarter ended March 31, 2019 increased by $4,097,715, or 186%, to $1,893,627 as compared to net income of $2,204,088 for the quarter ended March 31, 2018. The decrease was primarily attributable to an increase in other income (expenses) of $5,584,166 offset by a decrease in operating expenses of $1,604,314. Our net loss attributable to common shareholders for the quarter ended March 31, 2019 decreased by $19,969,016, or 91%, from a 2018 loss of $21,862,643 to a net loss of $1,893,627 for the aforementioned reasons and due to a decrease in the dividend attributable to series C convertible preferred stockholders of $607,800, as well as the deemed dividend attributable to the immediate accretion of the beneficial conversion feature related to the series B and C convertible preferred stock of $23,458,931.

If our revenue grows slower than we anticipate, or declines, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may need to borrow additional funds or sell debt or equity securities, or some combination of both, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, if at all.

We have a significant number of shares of our common stock issuable upon conversion of certain outstanding options, warrants and convertible preferred stock, and the issuance of such shares upon exercise or conversion will have a significant dilutive impact on our stockholders.

As of May 7, 2019, there are outstanding warrants and stock options to purchase 6,836,661 and 105,308 shares of our common stock, respectively. The warrants and options have a weighted average exercise price of $4.64 and $33.10, respectively.

As of May 7, 2019, there are 1,642,628 shares of common stock issuable upon conversion of our outstanding shares of series D preferred stock.

In addition, our articles of incorporation permit the issuance of up to approximately 473 million additional shares of common stock. Thus, we have the ability to issue a substantial number of shares of common stock in the future, which would dilute the percentage ownership held by our stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarterly period ended March 31, 2019, there have been no unregistered sales of equity securities that have not been previously disclosed in a Current Report on Form 8-K, except as described below:

On February 2, 2019, the Company issued 51,724 shares of common stock to external board members for services rendered during 2018 and 2019 with a grant date fair value of $114,310.

On February 19, 2019, the Company retired 8,066 shares of common stock previously in accordance with a settlement agreement with the former members of 350 Green LLC.

On February 22, 2019, JMJ elected to convert 16 shares of Series D Convertible Preferred Stock into 5,128 shares of the Company’s common stock at a conversion price of $3.12 per share. The Company determined that the Series D Convertible Preferred Stock did not include a beneficial conversion feature.

On February 22, 2019, the Company issued 56,948 shares of common stock to Michael J. Calise, the Company’s former CEO, in connection with his repositioning agreement with a grant date fair value of $199,888. Such amount was previously accrued for as of December 31, 2018.

The issuances described in Item 2 were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. In addition, the issuance described in the fourth paragraph of Item 2 was deemed exempt from registration under the Securities Act in reliance on Section 3(a)(9) thereof. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation, as amended most recently on August 17, 2017.	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018.	10-K	3.2	04/17/2018
3.3	Certificate of Designations for Series D Preferred Stock.	8-K	3.1	02/21/2018
4.1	Warrant Agency Agreement by and between the Company and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering.	8-K	4.1	02/21/2018
4.2	Form of Common Stock Purchase Warrant dated April 9, 2018.	8-K	4.1	04/19/2018
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.				X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.				X
32.1*	Section 1350 Certification of Principal Executive Officer.				X
32.2*	Section 1350 Certification of Principal Financial Officer.				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2019	BLINK CHARGING CO.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jonathan New
Jonathan New
Chief Financial Officer
(Principal Financial and Accounting Officer)

