Form 10-Q
period 2019-06-30
Blink Charging Co.
filed 2019-08-14
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 12, 2019, the registrant had 26,241,434 shares of common stock outstanding.

BLINK CHARGING CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
Assets

Current Assets:
Cash	$10,123,186	$15,538,849
Marketable securities	3,032,386	2,878,664
Accounts receivable and other receivables, net	252,648	168,169
Inventory, net	1,649,557	1,235,334
Prepaid expenses and other current asset	675,745	839,520

Total Current Assets	15,733,522	20,660,536
Property and equipment, net	562,649	383,567
Operating lease right-of-use asset	413,004	439,308
Intangible assets, net	90,553	95,852
Other assets	67,077	71,198

Total Assets	$16,866,805	$21,650,461

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,232,517	$2,582,196
Accrued expenses	963,186	1,544,921
Accrued issuable equity	293,514	318,493
Notes payable	10,000	287,966
Current portion of operating lease liabilities	214,248	151,997
Current portion of deferred revenue	259,295	357,048

Total Current Liabilities	3,972,760	5,242,621

Operating lease liabilities, non-current portion	239,858	299,733
Deferred revenue, non-current portion	5,387	13,878

Total Liabilities	4,218,005	5,556,232

Series B Convertible Preferred Stock, 10,000 shares designated, 0 issued and outstanding as of June 30, 2019 and December 31, 2018	-	-

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Series C Convertible Preferred Stock, 250,000 shares designated, 0 issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Series D Convertible Preferred Stock, 13,000 shares designated, 5,125 and 5,141 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	5	5
Common stock, $0.001 par value, 500,000,000 shares authorized, 26,236,804 and 26,118,075 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	26,237	26,118
Additional paid-in capital	176,468,879	175,924,587
Accumulated other comprehensive income	141,007	-
Accumulated deficit	(163,987,328)	(159,856,481)

Total Stockholders’ Equity	12,648,800	16,094,229

Total Liabilities and Stockholders’ Equity	$16,866,805	$21,650,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues:
Charging service revenue - company-owned charging stations	$294,985	$301,350	$619,880	$607,097
Product sales	282,014	142,839	385,218	278,599
Network fees	76,359	56,034	150,829	113,285
Warranty	19,284	33,957	35,792	64,359
Grant and rebate	6,525	45,107	13,239	61,338
Other	36,661	45,131	88,260	95,660

Total Revenues	715,828	624,418	1,293,218	1,220,338

Cost of Revenues:
Cost of charging services - company-owned charging stations	37,283	79,060	67,012	122,821
Host provider fees	81,037	97,327	163,076	205,732
Cost of product sales	87,800	39,287	301,120	102,820
Network costs	86,303	77,297	163,526	144,225
Warranty and repairs and maintenance	83,543	86,001	172,415	149,729
Depreciation and amortization	25,318	74,671	57,567	152,415
Total Cost of Revenues	401,284	453,643	924,716	877,742

Gross Profit	314,544	170,775	368,502	342,596

Operating Expenses:
Compensation	1,674,042	1,131,179	3,277,527	4,819,815
General and administrative expenses	485,055	394,048	742,191	495,217
Other operating expenses	538,768	493,037	1,047,593	676,992

Total Operating Expenses	2,697,865	2,018,264	5,067,311	5,992,024

Loss From Operations	(2,383,321)	(1,847,489)	(4,698,809)	(5,649,428)

Other Income (Expense):
Interest income (expense), net	22,081	(8,533)	38,153	(113,516)
Interest expense - related party share transfer	-	-	-	(785,200)
Amortization of discount on convertible debt	-	-	-	(528,929)
Gain on settlement of debt	-	-	310,000	-
Gain on settlement of accounts payable, net	107,923	-	160,423	920,352
Loss on settlement reserve	-	-	-	(127,941)
Change in fair value of derivative and other accrued liabilities	(35,494)	623,237	(90,236)	3,647,835
Loss on settlement of liabilities for equity	-	-	-	(2,192,045)
Gain on settlement of liabilities to JMJ for equity	-	-	-	5,800,175
Other income	51,591	-	149,622	-

Total Other Income	146,101	614,704	567,962	6,620,731

Net (Loss) Income	(2,237,220)	(1,232,785)	(4,130,847)	971,303
Dividend attributable to Series C shareholders	-	-	-	(607,800)
Deemed dividend	-	-	-	(23,458,931)
Net Loss Attributable to Common Shareholders	$(2,237,220)	$(1,232,785)	$(4,130,847)	$(23,095,428)

Net Loss Per Share:
Basic	$(0.09)	$(0.05)	$(0.16)	$(1.45)
Diluted	$(0.09)	$(0.05)	$(0.16)	$(1.45)

Weighted Average Number of Common Shares Outstanding:
Basic	26,234,376	23,229,166	26,202,898	15,891,388
Diluted	26,234,376	23,229,166	26,202,898	15,891,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net (Loss) Income	$(2,237,220)	$(1,232,785)	$(4,130,847)	$971,303
Other Comprehensive Income:
Change in fair value of marketable securities	40,321	-	141,007	-
Total Comprehensive (Loss) Income	$(2,196,899)	$(1,232,785)	$(3,989,840)	$971,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2019

(unaudited)

	Convertible Preferred Stock				Additional	Accumulated Other		Total
	Series D		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2019	5,141	$5	26,118,075	$26,118	$175,924,587	$-	$(159,856,481)	$16,094,229
								-
Stock-based compensation	-	-	51,724	52	118,684	-	-	118,736
								-
Restricted stock issued in satisfaction of accrued issuable equity	-	-	56,948	57	199,831	-	-	199,888
								-
Common stock issued upon conversion of Series D convertible preferred stock	(16)	-	5,128	5	(5)	-	-	-

Return and retirement of common stock	-	-	(8,066)	(8)	8	-	-	-

Other comprehensive income	-	-	-	-	-	100,686	-	100,686

Net loss	-	-	-	-	-	-	(1,893,627)	(1,893,627)

Balance - March 31, 2019	5,125	$5	26,223,809	$26,224	$176,243,105	$100,686	$(161,750,108)	$14,619,912

Restricted stock issued in satisfaction of accrued issuable equity	-	-	12,995	13	40,142	-	-	40,155

Stock-based compensation	-	-	-	-	185,632	-	-	185,632

Other comprehensive income	-	-	-	-	-	40,321	-	40,321

Net loss	-	-	-	-	-	-	(2,237,220)	(2,237,220)

Balance - June 30, 2019	5,125	$5	26,236,804	$26,237	$176,468,879	$141,007	$(163,987,328)	$12,648,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

For the Six Months Ended June 30, 2018

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

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended
	June 30,
	2019	2018
Cash Flows From Operating Activities:
Net (loss) income	$(4,130,847)	$971,303
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	115,426	169,871
Amortization of discount on convertible debt	-	528,929
Change in fair value of derivative and other accrued liabilities	(90,236)	(3,647,835)
Provision for bad debt	72,180	56,981
Gain on settlement of debt	(310,000)	-
Loss on settlement reserve	-	127,941
Loss on settlement of liabilities for equity	-	2,192,045
Gain on settlement of liabilities to JMJ for equity	-	(5,800,175)
Interest expense - related party share transfer	-	785,200
Provision for slow moving and obsolete inventory	197,240	-
Loss on disposal of property and equipment	-	12,698
Gain on settlement of accounts payable, net	(160,423)	(920,352)
Non-cash compensation:
Common stock	267,997	2,838,808
Options	126,033	-
Warrants	-	114,069
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(156,659)	(104,994)
Inventory	(671,011)	93,303
Prepaid expenses and other current assets	163,775	(126,343)
Other assets	4,121	(986,093)
Accounts payable and accrued expenses	(533,658)	(4,167,108)
Deferred revenue	(106,244)	(33,295)

Total Adjustments	(1,081,459)	(8,866,350)

Net Cash Used in Operating Activities	(5,212,306)	(7,895,047)

Cash Flows From Investing Activities:
Purchases of property and equipment	(203,357)	(34,524)

Net Cash Used In Investing Activities	(203,357)	(34,524)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	-	16,243,055
Payment of public offering costs	-	(1,190,082)
Proceeds from issuance of notes payable to non-related party	-	55,000
Proceeds from exercise of warrants	-	17,143,056
Proceeds from advance from a related party	-	250,000
Repayment of notes and convertible notes payable	-	(760,000)

Net Cash Provided by Financing Activities	-	31,741,029

Net (Decrease) Increase In Cash	(5,415,663)	23,811,458

Cash - Beginning of Period	15,538,849	185,151

Cash - End of Period	$10,123,186	$23,996,609

[1] Includes gross proceeds of $18,504,320, less issuance costs of $2,261,265 deducted directly from the offering proceeds.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

	For The Six Months Ended
	June 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$-	$14,278
Non-cash investing and financing activities:
Common stock issued in partial satisfaction of debt and other liabilities	$-	$4,283,988
Reduction of additional paid-in capital for public offering issuance costs that were previously paid	$-	$(172,158)
Common stock issued upon conversion of Series A convertible preferred stock	$-	$11,000
Common stock issued in satisfaction of Series B convertible preferred stock	$-	$825,000
Common stock issued upon conversion of Series C convertible preferred stock	$-	$255
Common stock issued upon conversion of Series D convertible preferred stock	$5	$4
Return and retirement of common stock	$(8)	$2,942
Warrants issued in satisfaction of accrued issuable equity	$-	$409,042
Restricted stock issued in satisfaction of accrued issuable equity	$240,043	$-
Change in fair value of marketable securities	$141,007	$-
Warrants reclassified from derivative liabilities	$-	$36,445
Accrual of contractual dividends on Series C Convertible Preferred Stock	$-	$607,800
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$-	$2,500,600
Transfer of inventory to property and equipment	$(59,548)	$(27,696)
Series D convertible preferred stock issued in satisfaction of liabilities	$-	$12,005,000

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

The Company has strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. Through June 30, 2019, the Company has approximately 14,687 charging stations deployed, of which, 4,991 were Level 2 commercial charging units, 97 were DC Fast Charging EV chargers and 1,617 were residential charging units in service on the Blink Network. Additionally, as of June 30, 2019, the Company has approximately 403 Level 2 charging units deployed on other networks and 7,579 non-networked, residential Blink EV charging stations. The non-networked, residential Blink EV charging stations are all Property Partner owned.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2019 and for the three and six months then ended. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2018 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019 as part of the Company’s Annual Report on Form 10-K.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. GOING CONCERN AND MANAGEMENT’S PLANS

As of June 30, 2019, the Company had cash, marketable securities, working capital and an accumulated deficit of $10,123,186, $3,032,386, $11,760,762 and $163,987,328, respectively. During the three and six months ended June 30, 2019, the Company incurred a net loss of $2,237,220 and $4,130,847, respectively. During the six months ended June 30, 2019, the Company used cash in operating activities of $5,212,306. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a year after the issuance date of these financial statements. The Company expects to have the cash required to fund its operations into the third quarter of 2020 while it continues to apply efforts to raise additional debt and/or equity.

Since inception, the Company’s operations have primarily been funded through proceeds received in equity and debt financings. Although management believes that the Company has access to capital resources, there are currently no commitments in place for new financing at this time and there is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. If the Company is unable to obtain additional financing on a timely basis, it may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations and liquidate.

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

CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the condensed consolidated financial statements. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. As of June 30, 2019, the Company had cash balances in excess of FDIC insurance limits of $9,527,976. As of December 31, 2018, the Company had cash balances in excess of FDIC insurance limits of $15,538,849.

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

The following summarizes our investments as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Short-term investments:
Available- for-sale investments	$3,032,386	$2,878,664

The following is a summary of the unrealized gains, and fair value by investment type as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Gross Unrealized Gains	Fair Value
Fixed income	$141,007	$3,032,386

	December 31, 2018
	Gross Unrealized Gains	Fair Value
Fixed income	$-	$2,878,664

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION

The Company recognizes revenue primarily from four different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed in accordance with a contractual relationship between the Company and the owner of the station.

The following table summarizes revenue recognized under ASC 606 in the condensed consolidated statements of operations:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues - Recognized at a Point in Time:
Charging service revenue - company-owned charging stations	$294,985	$301,350	$619,880	$607,097
Product sales	282,014	142,839	385,218	278,599
Other	36,661	45,131	88,260	95,660
Total Revenues - Recognized at a Point in Time	613,660	489,320	1,093,358	981,356

Revenues - Recognized Over a Period of Time:
Network fees and other	95,643	89,991	186,621	177,644
Total Revenues - Recognized Over a Period of Time	95,643	89,991	186,621	177,644

Total Revenue Under ASC 606	$709,303	$579,311	$1,279,979	$1,159,000

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

As of June 30, 2019, the Company had $169,572 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of June 30, 2019. The Company expects to satisfy its remaining performance obligations for network fees and warranty revenue and recognize the revenue within the next twelve months.

During the three and six months ended June 30, 2019, the Company recognized $84,906 and $168,185, respectively of revenues related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2018.

During the three and six months ended June 30, 2019, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION - CONTINUED

Grants, rebates and alternative fuel credits, which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the three months ended June 30, 2019 and 2018, the Company recorded $6,525 and $45,107 respectively, related to grant, rebate and alternative fuel credits revenue. During the six months ended June 30, 2019 and 2018, the Company recorded $13,239 and $61,338 respectively, related to grant, rebate and alternative fuel credits revenue.

At June 30, 2019 and December 31, 2018, there was $92,827 and $106,066, respectively, of deferred grant and rebate revenue to be amortized.

CONCENTRATIONS

As of June 30, 2019, and December 31, 2018, accounts receivable from a significant customer was 32% and 35% of accounts receivable, respectively.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three and Six Months Ended
	June 30,
	2019	2018
Convertible preferred stock	1,642,628	2,447,756
Warrants	6,841,049	6,855,224
Options	135,741	106,408
Total potentially dilutive shares	8,619,418	9,409,388

RECLASSIFICATIONS

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt the provisions of this ASU on January 1, 2020, with early adoption permitted. The Company is currently assessing the impact that this pronouncement will have on its condensed consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). The new ASU provides narrow-scope amendments to help apply these recent standards. The Company will be required to adopt the provisions of this ASU on January 1, 2020, with early adoption permitted for certain amendments. The Company is currently assessing the impact that this pronouncement will have on its condensed consolidated financial statements.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2019, the Company had remaining purchase commitments to acquire second generation charging stations with an aggregate value of $1,437,400. The Company has a remaining deposit of $175,235 against this commitment, which is included within prepaid expenses and other current assets on the condensed consolidated balance sheet as of June 30, 2019. The remaining commitment of $1,262,165 will become due upon delivery of the charging stations.

5. ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
	(unaudited)
Accrued taxes payable	$611,630	$556,211
Accrued host fees	57,011	54,527
Accrued professional, board and other fees	84,500	159,500
Accrued wages	160,172	493,069
Accrued commissions	6,500	22,300
Warranty payable	21,000	9,700
Accrued interest expense	-	32,034
Inventory in transit	-	195,480
Other accrued expenses	22,373	22,100
Total accrued expenses	$963,186	$1,544,921

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. ACCRUED EXPENSES – CONTINUED

WARRANTY PAYABLE

The Company provides a limited product warranty against defects in materials and workmanship for its Blink Network residential and commercial chargers, ranging in length from one to two years. The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of sales. Estimated warranty costs are based on historical product data and anticipated future costs. Should actual cost to repair and failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. For the six months ended June 30, 2019, the change in reserve was approximately $11,000. Warranty expenses for the three and six months ended June 30, 2019 and 2018 were $83,543 and $172,415 and $86,001 and $149,729, respectively, which has been included within cost of revenues on the condensed consolidated statements of operations. As of June 30, 2019 and December 31, 2018, the Company recorded a warranty liability of $21,000 and $9,700, respectively representing the estimated cost to repair those chargers under warranty or host owned chargers for which the host has procured a maintenance contract. The Company records maintenance and repairs expenses for chargers it owns deployed at host locations as incurred. The Company estimates an approximate cost of $167,000 to repair those deployed chargers which it owns as of June 30, 2019.

6. ACCRUED ISSUABLE EQUITY

Accrued issuable equity consists of the following:

	June 30, 2019	December 31, 2018
	(unaudited)
Common stock	$284,808	$187,523
Warrants	8,706	5,965
Options	-	125,005
Total accrued issuable equity	$293,514	$318,493

See Note 9 – Stockholders’ Equity for additional information.

7. NOTES PAYABLE

See Note 11 – Commitments and Contingencies – Litigation and Disputes for additional information.

8. FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Risk-free interest rate	1.88%-2.45%	2.39% - 2.63%	1.88%-2.45%	1.62% - 2.63%
Contractual term (years)	1.00-10.00	0.28 - 3.00	1.00-10.00	0.25- 3.25
Expected volatility	106%-139%	131% - 171%	106%-140%	113% - 171%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. FAIR VALUE MEASUREMENT – CONTINUED

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Warrants Payable
Beginning balance as of January 1, 2019	$5,965
Change in fair value of warrants payable	2,741
Ending balance as of June 30, 2019	$8,706

See Note 6 - Accrued Issuable Equity for additional information.

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$357,366	$-	$-	$357,366
Marketable securities	3,032,386	-	-	3,032,386
Total assets	$3,389,752	$-	$-	$3,389,752

Liabilities:
Warrants payable	$-	$-	$8,706	$8,706
Total liabilities	$-	$-	$8,706	$8,706

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$331,120	$-	$-	$331,120
Marketable securities	2,878,664	-	-	2,878,664
Total assets	$3,209,784	$-	$-	$3,209,784

Liabilities:
Warrants payable	$-	$-	$5,965	$5,965
Total liabilities	$-	$-	$5,965	$5,965

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

On April 18, 2019, the Company issued 12,995 shares of common stock to executives with a grant date fair value of $40,155. Such amount was previously accrued for as of December 31, 2018.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three months ended June 30, 2019 and 2018 of $283,394 and $135,563 respectively, which is included within compensation expense on the condensed consolidated statements of operations. The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the six months ended June 30, 2019 and 2018 of $394,030 and $2,952,877, respectively, which is included within compensation expense on the condensed consolidated statements of operations.

As of June 30, 2019, there was $209,634 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 0.6 years.

STOCK OPTIONS

During the six months ended June 30, 2019, the Company issued ten-year immediately vested options to purchase an aggregate of 4,400 shares of common stock to the Executive Chairman with exercise prices ranging from $2.55 to $3.30 per share. The options had an aggregate grant date fair value of $11,889, which was recognized immediately.

During the six months ended June 30, 2019, the Company granted options to purchase an aggregate of 72,000 shares of common stock to an executive with an exercise price of $3.45 per share. The options vest ratably over a six-month period from the date of grant. The options had an aggregate grant date fair value of $220,831, which will be recognized ratably over the vesting period. During the three and six months ended June 30, 2019, the Company recognized $147,221 of expense related to this award.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. LEASES

OPERATING LEASES

On March 5, 2019, the Company entered into a 26-month lease agreement for an additional 1,241 square feet of office space in its current Miami Beach office building, beginning April 1, 2019 and ending May 31, 2021. The tenant and landlord have the option to cancel the contract after the first six months with 90 day’s written notice. The lease does not contain an option to extend past the lease term.

As of June 30, 2019, the Company had no leases that were classified as a financing lease. As of June 30, 2019, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses for the three and six months ended June 30, 2019 were $42,470 and $80,610, respectively, and are recorded in other operating expenses on the condensed consolidated statement of operations. Total rent expense for the three and six months ended June 30, 2018 was $30,751 and $78,153, respectively, and is recorded in other operating expenses on the condensed consolidated statement of operations.

Supplemental cash flows information related to leases was as follows:

Six Months Ended June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80,610

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$266,103

Weighted Average Remaining Lease Term
Operating leases	2.03

Weighted Average Discount Rate
Operating leases	6.0%

Future minimum payments under non-cancellable leases as of June 30, 2019 were as follows:

For the Years Ending June 30,	Amount

2020	$246,087
2021	240,336
2022	19,875
Total future minimum lease payments	506,298
Less: imputed interest	(52,192)
Total	$454,106

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

LITIGATION AND DISPUTES

In July 2017, the Company was served with a complaint by Zwick and Banyai PLLC and Jack Zwick for breach of a written agreement and unjust enrichment for failure to pay invoices in the aggregate amount of $53,069 for services rendered, plus interest and costs. The plaintiffs’ complaint was subsequently amended in February 2018. In June 2018, the court denied the Company’s motion to dismiss the amended complaint, although the plaintiffs voluntarily withdrew certain counts in the amended complaint. In July 2018, the Company filed its answer and affirmative defense to the amended complaint denying liability. As of October 26, 2018, the Company updated its affirmative defenses in its answer and the parties are proceeding with discovery. The Company intends to continue to defend this case vigorously.

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

EXECUTIVE COMPENSATION

In February 2019, the Company’s Executive Chairman and CEO asserted a claim for an unpaid bonus of $90,000 related to the 2017 fiscal year. The Company is currently evaluating the claim associated with the fiscal 2017 bonus.

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new Joint Venture Entity, Blink Charging Europe Ltd. (the “Entity”) that was formed under the laws of Cyprus on the same date. The Company owns 40% of the Entity while the other three entities owns 60% in total. The entity currently has no operations. There are currently no plans for the Company to make any capital contributions or investments.

12. SUBSEQUENT EVENTS

COMMON STOCK ISSUANCES

Subsequent to June 30, 2019, the Company issued 4,630 shares of restricted common stock to a consultant for services rendered with an issuance date fair value of $12,316.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (and, including its subsidiaries, “Blink” and the “Company”) as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as discussed elsewhere in this Quarterly Report on Form 10-Q particularly in Item IA - Risk Factors.

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

Our principal line of products and services is our Blink EV charging network (the “Blink Network”) and EV charging equipment (also known as electric vehicle supply equipment) and EV related services. Our Blink Network consists of proprietary cloud-based software that operates, maintain, and tracks all of the Blink EV charging stations and the associated charging data. The Blink Network provides property owners, managers and parking companies, who we refer to as our “Property Partners”, with cloud-based services that enable the remote monitoring and management of EV charging stations payment processing and provide EV drivers with vital station information including station location, availability and applicable fees.

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

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. As of June 30, 2019, we have approximately 14,687 charging stations deployed, of which, 4,991 were Level 2 commercial charging units, 97 were DC Fast Charging EV chargers and 1,617 were residential charging units in service on the Blink Network. Additionally, as of June 30, 2019, we have approximately 403 Level 2 charging units deployed on other networks and 7,579 non-networked, residential Blink EV charging stations. The non-networked, residential Blink EV charging stations are all Property Partner owned.

As of June 30, 2019, we had cash, marketable securities, working capital and an accumulated deficit of $10,123,186, $3,032,386, $11,760,762 and $163,987,328, respectively. During the three and six months ended June 30, 2019, the Company incurred a net loss of $2,237,220 and $4,130,847, respectively. During the six months ended June 30, 2019, the Company used cash in operating activities of $5,212,306. We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our operating expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. Historically, we have been able to raise funds to support our business operations, although there can be no assurance we will be successful in raising additional funds in the future.

Consolidated Results of Operations

Three Months Ended June 30, 2019 Compared With Three Months Ended June 30, 2018

Revenues

Total revenue for the quarter ended June 30, 2019 was $715,828, compared to $624,418 for the quarter ended June 30, 2018, an increase of $91,410, or 15%. Charging service revenue for company-owned charging stations was $294,985 for the quarter ended June 30, 2019 compared to $301,350 for the quarter ended June 30, 2018, a decrease of $6,365, or 2%. The decrease was attributable to a decrease in the number of subscribers in Nissan’s No Charge-To-Charge Program.

Revenue from product sales was $282,014 for the quarter ended June 30, 2019, compared to $142,839 for the quarter ended June 30, 2018, an increase of $139,175, or 97%. This increase was attributable the rolling out of second generation of charging stations in 2019 and a one-time shipment of first- generation product during the current period; paid for in 2015 in the amount of $74,000.

Network fee revenue was $76,359 for the quarter ended June 30, 2019, compared to $56,034 for the quarter ended June 30, 2018, an increase of $20,325, or 36%. The increase was commensurate with the increase in the number of charging stations in the network as compared to same quarter in 2018.

Warranty revenue was $19,284 for the quarter ended June 30, 2019, compared to $33,957 for the quarter ended June 30, 2018, a decrease of $14,673, or 43%. The decrease was primarily attributable to a decrease in the renewal rate of Property Partners of host owned chargers warranty contracts.

Grant and rebate revenues were $6,525 for the quarter ended June 30, 2019, compared to $45,107 for the quarter ended June 30, 2018, a decrease of $38,582, or 86%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The ability to secure grant revenue is typically unpredictable and, therefore, uncertain. The 2019 revenue was related to the amortization of previous years’ grants.

Other revenue decreased by $8,470 to $36,661 for the quarter ended June 30, 2019, compared to $45,131 for the quarter ended June 30, 2018. The decrease was primarily attributable to a decrease in revenues earned from host owned chargers.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold (including commissions), connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations.

Cost of revenues for the quarter ended June 30, 2019 was $401,284, compared to $453,643 for the quarter ended June 30, 2018, a decrease of $52,359, or 12%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of charging services for Company-owned charging stations (electricity reimbursements) decreased by $41,777 to $37,283 for the quarter ended June 30, 2019, compared to $79,060 for the quarter ended June 30, 2018, or 53%. The decrease was attributable in 2019 to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees decreased by $16,290, or 17%, to $81,037 during the quarter ended June 30, 2019, compared to $97,327 for the quarter ended June 30, 2018. This decrease was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts per their agreements.

Cost of product sales increased by $48,513, or 123%, from $39,287 for the quarter ended June 30, 2018, compared to $87,800 for the quarter ended June 30, 2019. The cost of product sales for the quarter ended June 30, 2019 increased in conjunction with increased sales during the quarter ended June 30, 2019.

Network costs increased by $9,006 or 12%, to $86,303 for the quarter ended June 30, 2019, compared to $77,297 for the quarter ended June 30, 2018. This increase was attributed to incremental network fees in connection with the introduction of our second generation of charging stations and the increase in the number of first generation of chargers on our network.

Warranty and repairs and maintenance costs decreased by $2,458, or 3%, to $83,543 for the quarter ended June 30, 2019 from $86,001 for the quarter ended June 30, 2018. The decrease was attributable to significant efforts expended to reduce the backlog in warranty cases which had cost more than originally estimated. As of June 30, 2019, we recorded a liability of $21,000 representing the estimated cost of existing backlog of known warranty cases. We estimate the cost to repair chargers which we own to approximate $167,000.

Depreciation and amortization expense declined by $49,353 or 66%, to $25,318 for the quarter ended June 30, 2019, compared to $74,671 for the quarter ended June 30, 2018, as additional underlying assets became fully depreciated during 2019.

Operating Expenses

Compensation expense increased by $542,863, or 48%, from $1,131,179 (consisting of approximately $1.1 million of cash compensation and approximately $0.1 million of non-cash compensation) for the quarter ended June 30, 2018, to $1,674,042 (consisting of approximately $1.4 million of cash compensation and approximately $0.3 million of non-cash compensation) for the quarter ended June 30, 2019. The increase was primarily attributable a to an increase in payroll and related benefits of $413,000 due to the hiring of additional employees and senior management during the second half of 2018 and an increase of $153,000 in non-cash compensation attributable to contractual equity obligations to senior management.

General and administrative expenses increased by $91,007, or 23%, from $394,048 for the quarter ended June 30, 2018 to $485,055 for the quarter ended June 30, 2019. During the quarter ended June 30, 2019, we commenced a Sarbanes-Oxley, third-party review in order to further document and strengthen our internal controls resulting in related fees of $100,000. Additionally, we commenced our tax compliance efforts resulting in a state income/franchise tax charge of $24,000 and related tax preparation fees of $14,000 during the quarter ended June 30, 2019. We also incurred an increase in marketing expenses of $30,000 as a result of the introduction of our second generation of chargers such amounts were partially offset by a reduction in legal fees of $65,000 due to a reduction in litigation activities and a net reduction of equity securities support services of $9,000.

Other operating expenses increased by $45,731, or 9%, from $493,037 for the quarter ended June 30, 2018 to $538,768 for the quarter ended June 30, 2019. The increase was primarily attributable to an increase of $59,000 related to the update of our Blink network software, an increase in rent of $29,000 as result of moving into our larger corporate offices in Miami Beach in June 2018 and the increased space in our Phoenix office, a decrease in Information Technology expenses of $25,000 and a general net increase in other operating expenses of $18,000.

Other Income (Expense)

Other income decreased by $468,603 from $614,704 for the quarter ended June 30, 2018 to $146,101 for the quarter ended June 30, 2019. During the quarter ended June 30, 2019, we settled accounts payable resulting in a gain of $107,923. During the quarter ended June 30, 2019, we realized net income of $63,000 from our cash and marketable securities portfolio offset by an increase in accrued issuable equity as a result of an increase in the market price of our common stock. During the quarter ended June 30, 2018, we incurred a reduction in the change in fair value of derivative and other accrued liabilities of $623,237.

Net Loss

Our net loss for the quarter ended June 30, 2019 increased by $1,004,435, or 81%, to $2,237,220 as compared to $1,232,785 for the quarter ended June 30, 2018. The increase was primarily attributable to an increase in operating expenses of $679,601, a decrease in other income of $468,603, partially offset by an increase in gross profit of $143,769.

Total Comprehensive Loss

Our total comprehensive loss for the three months ended June 30, 2019 was $2,196,899 whereas our total comprehensive loss for the three months ended June 30, 2018 was $1,232,785. The 2019 period included an increase in the fair value of marketable securities of $40,321.

Six Months Ended June 30, 2019 Compared With Six Months Ended June 30, 2018

Revenues

Total revenue for the six months ended June 30, 2019 was $1,293,218, compared to $1,220,338 for the six months ended June 30, 2018, an increase of $72,880, or 6%. Charging service revenue for company-owned charging stations was $619,880 for the six months ended June 30, 2019 compared to $607,097 for the six months ended June 30, 2018, an increase of $12,783, or 2%. The increase was attributable to an increase in Nissan’s No Charge-To-Charge Program.

Revenue from product sales was $385,218 for the six months ended June 30, 2019, compared to $278,599 for the six months ended June 30, 2018, an increase of $106,619, or 38%. This increase was attributable to the rolling out of second generation of charging stations in 2019 and a one-time shipment of first- generation product during the current period; paid for in 2015 in the amount of $74,000.

Network fee revenue was $150,829 for the six months ended June 30, 2019, compared to $113,285 for the six months ended June 30, 2018, an increase of $37,544, or 33%. The increase was commensurate with the increase in the number of charging stations in the network as compared to same six- month period in 2018.

Warranty revenue was $35,792 for the six months ended June 30, 2019, compared to $64,359 for the six months ended June 30, 2018, a decrease of $28,567, or 44%. The decrease was primarily attributable to a decrease in the renewal rate of Property Partners of host owned chargers warranty contracts.

Grant and rebate revenues were $13,239 for the six months ended June 30, 2019, compared to $61,338 for the six months ended June 30, 2018, a decrease of $48,099, or 78%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The ability to secure grant revenue is typically unpredictable and, therefore, uncertain. The 2019 revenue was related to the amortization of previous years’ grants.

Other revenue decreased by $7,400 to $88,260 for the six months ended June 30, 2019, compared to $95,660 for the six months ended June 30, 2018. The decrease was primarily attributable to a decrease in revenues earned from host owned chargers.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold (including commissions), connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations.

Cost of revenues for the six months ended June 30, 2019 was $924,716, compared to $877,742 for the six months ended June 30, 2018, an increase of $46,974, or 5%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of charging services for Company-owned charging stations (electricity reimbursements) decreased by $55,809 to $67,012 for the six months ended June 30, 2019, compared to $122,821 for the six months ended June 30, 2018, or 45%. The decrease was attributable in 2019 to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees decreased by $42,656, or 21%, to $163,076 during the six months ended June 30, 2019, compared to $205,732 for the six months ended June 30, 2018. This decrease was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts per their agreements.

Cost of product sales increased by $198,300, or 193%, from $102,820 for the six months ended June 30, 2018, compared to $301,120 for the six months ended June 30, 2019. The cost of product sales for the six months ended June 30, 2019 included a provision of $197,000 for slow-moving and obsolete inventory acquired in conjunction with the acquisition of Blink Network LLC in 2013.Additionally, the cost of product sales for the six months ended June 30, 2019 increased in conjunction with increased sales during the six months ended June 30, 2019.

Network costs increased by $19,301, or 13%, to $163,526 for the six months ended June 30, 2019, compared to $144,225 for the six months ended June 30, 2018. This increase was attributed to incremental network fees in connection with the introduction of our second generation of charging stations and the increase in the number of first generation of chargers on our network.

Warranty and repairs and maintenance costs increased by $22,686, or 15%, to $172,415 for the six months ended June 30, 2019 from $149,729 for the six months ended June 30, 2018. The increase was attributable to significant efforts expended to reduce the backlog in warranty cases which had cost more than originally estimated. As of June 30, 2019, we recorded a liability of $21,000 representing the estimated cost of existing backlog of known warranty cases. We estimate the cost to repair chargers which we own to approximate $167,000.

Depreciation and amortization expense declined by $94,848 or 62%, to $57,567 for the six months ended June 30, 2019, compared to $152,415 for the six months ended June 30, 2018, as additional underlying assets became fully depreciated during 2019.

Operating Expenses

Compensation expense decreased by $1,542,288, or 32%, from $4,819,815 (consisting of approximately $1.9 million of cash compensation and approximately $2.9 million of non-cash compensation) for the six months ended June 30, 2018, to $3,277,527 (consisting of approximately $2.9 million of cash compensation and approximately $0.4 million of non-cash compensation) for the six months ended June 30, 2019. The decrease was primarily attributable to a decrease in non-cash compensation of $2.6 million due to common stock awards to the Executive Chairman and the Chief Operating Officer in 2018, partially offset by an increase in payroll and related benefits of $982,000 due to the hiring of additional employees and senior management during the second half of 2018.

General and administrative expenses increased by $246,974, or 50%, from $495,217 for the six months ended June 30, 2018 to $742,191 for the six months ended June 30, 2019. During the quarter ended June 30, 2019, we commenced a Sarbanes-Oxley, third-party review in order to further document and strengthen our internal controls resulting in related fees of $100,000. Additionally, we commenced our tax compliance efforts resulting in a state income/franchise tax charge of $30,000 and related tax preparation fees of $19,000 during the quarter ended June 30, 2019. We also incurred an increase in marketing expenses of $59,000 as a result of the introduction of our second generation of chargers and an increase in legal fees of $43,000, as we were focused on our registered sale of our common stock during the 2018 period. Such amounts were partially offset by a reduction of $11,000 in credit card merchant fees.

Other operating expenses increased by $370,601 or 55%, from $676,992 for the six months ended June 30, 2018 to $1,047,593 for the six months ended June 30, 2019. The increase was primarily attributable to an increase in insurance expenses of $53,000 primarily related to Directors and Officers liability insurance, an increase of $129,000 related to the update of our Blink network software, an increase in travel expenses of $85,000, an increase in rent of $67,000 as result of moving into our larger corporate offices in Miami Beach in June 2018 and the increased space in our Phoenix office and a general net increase in other operating expenses of $36,000.

Other Income (Expense)

Other income decreased by $6,052,769 from $6,620,731 for the six months ended June 30, 2018 to $567,962 for the six months ended June 30, 2019. During the six months ended June 30, 2019, we settled accounts payable resulting in a gain of $160,000 and $360,000 of notes payable, inclusive of accrued interest to the former members of 350 Green in exchange for the cancellation of the notes, the return of 8,066 of our common shares and the payment of $50,000, in 2018, to the former members of 350 Green, resulting in a gain of $310,000. Additionally, we realized net investment income from our cash and marketable securities portfolio of $73,000, and an increase market value of Low Carbon Fuel Standard credits of $26,000. During the six months ended June 30, 2018, we settled $17,800,000 of obligations to JMJ with the issuance of Series D Convertible Preferred Stock, which resulted in a gain of approximately $5,800,000. We realized a decrease in the change in fair value of derivative and other accrued liabilities of $4,428,628 during the six months ended June 30, 2018 as a result of warrant holders exchanging their warrants for equity. During the six months ended June 30, 2018 we recorded a gain on the settlement of accounts payable of $920,352 This increase was due to liabilities being settled pursuant to agreements contingent upon the closing of our public offering on February 16, 2018. These items were partially offset by a loss on settlement of liabilities for equity of approximately $2.2 million, a reduction in amortization of debt discount of $1,183,749, as well as a charge of $785,200 related to a contribution of capital by the Executive Chairman during the six months ended June 30, 2018.

Net (Loss) Income

Our net loss for the six months ended June 30, 2019 increased by $5,102,150, or 526%, to $4,130,847 as compared to net income of $971,303 for the six months ended June 30, 2018. The increase was primarily attributable to a decrease in other income of $6,052,769, partially offset by a decrease in operating expenses of $924,713 and an increase in gross profit of $25,906. Our net loss attributable to common shareholders for the six months ended June 30, 2019 decreased by $18,964,581, or 82%, from a loss of $23,095,428 during the six months ended June 30, 2018 to a net loss of $4,130,847 during the six months ended June 30, 2019 for the aforementioned reasons and due to a decrease in the dividend attributable to Series C convertible preferred stockholders of $607,800, as well as the deemed dividend attributable to the immediate accretion of the beneficial conversion feature related to the Series B and C convertible preferred stock of $23,458,931.

Total Comprehensive (Loss) Income

Our total comprehensive loss for the six months ended June 30, 2019 was $3,989,840 whereas our total comprehensive income for the six months ended June 30, 2018 was $971,303. The 2019 period included an increase in the fair value of marketable securities of $141,007.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2019	December 31, 2018
	(unaudited)

Cash	$10,123,186	$15,538,849

Working Capital	$11,889,563	$15,586,510

Notes Payable (Gross)	$10,000	$287,966

During the six months ended June 30, 2019, we financed our activities from proceeds derived from debt and equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the six months ended June 30, 2019 and 2018, we used cash of $5,212,306 and $7,895,047, respectively, in operations. Our cash use for the six months ended June 30, 2019 was primarily attributable to our net loss of $4,130,847, adjusted for net non-cash income in the aggregate amount of $218,217, and $1,299,676 of net cash used in changes in the levels of operating assets and liabilities. Our cash used for the six months ended June 30, 2018 was primarily attributable to our net income of $971,303, adjusted for net non-cash income in the aggregate amount of $3,541,820, and by $5,324,530 of net cash used in changes in the levels of operating assets and liabilities.

During the six months ended June 30, 2019, cash used in investing activities was $203,357 which was used to purchase charging stations and other fixed assets. During the six months ended June 30, 2018, cash used in investing activities was $34,524, which was used to purchase charging stations and other fixed assets.

There was no cash provided by financing activities for the six months ended June 30, 2019. Net cash provided by financing activities for the six months ended June 30, 2018 was $31,741,029, of which $16,243,055 was attributable to the proceeds from the sale of common stock and warrants in our public offering, reduced by issuance costs related to the public offering of $1,190,082 that were paid by us during the period. In addition, $305,000 was provided in connection with the issuances of notes payable, offset by the repayment of notes payable of $760,000. Additionally, $17,143,056 was provided in connection with warrant exercises to purchase our common stock.

Through June 30, 2019, we incurred an accumulated deficit since inception of $163,987,328. As of June 30, 2019, we had cash and working capital of $10,123,186 and $11,760,762, respectively. During the three and six months ended June 30, 2019, we had a net loss of $2,237,220 and $4,130,847, respectively.

As of June 30, 2019, we had remaining purchase commitments to acquire second generation charging stations with an aggregate value of $1,437,400. We have a remaining deposit of $175,235 against this commitment, which is included within prepaid expenses and other current assets on the condensed consolidated balance sheet as of June 30, 2019. The remaining commitment of $1,262,165 will come due upon delivery of the charging stations. Additionally, we have commitments to repair Company owned chargers estimated at $167,000. These repairs will be charged to income as incurred.

There has been no material change in the planned use of proceeds from the public offering as described in our public offering prospectus, dated February 13, 2018. Approximately $4.4 million was to be used for the repayment of certain debt and other obligations, of which, as of June 30, 2019, approximately $3.8 million had been paid. To date, the remaining amount has been used as follows:

●	Approximately $3.5 million for the purchase or deployment of charging stations;

●	Approximately $450,000 to expand our product offerings including but not limited to completing the research and development, as well as the launch, of our next generation of EV charging equipment and network software updates;

●	Approximately $2.5 million to add additional staff and management in the areas of finance, sales, customer support, and engineering; and

●	The remainder for working capital and other general corporate purposes.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our operating expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. Historically, we have been able to raise funds to support our business operations, although there can be no assurance, we will be successful in raising additional funds in the future. We expect to have the cash required to fund our operations into the third quarter of 2020 while we continue to apply efforts to raise additional capital.

Since inception, our operations have primarily been funded through proceeds received in equity and debt financings. Although management believes that we have access to capital resources, there are currently no commitments in place for new financing at this time and there is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds we might raise will enable us to complete our development initiatives or attain profitable operations. If we are unable to obtain additional financing on a timely basis, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations and liquidate.

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

Critical Accounting Policies

For a description of our critical accounting policies, see Note 3 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Recently Issued Accounting Standards

For a description of our recently issued accounting standards, see Note 3 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in - Item 9A. Controls and Procedures - the Company’s Form 10-K for the fiscal year ended December 31, 2018, under the heading “Management’s Report on Internal Control Over Financial Reporting” and that continued to exist as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, as part of its ongoing remediation initiative, with the help of an outside advisory and consulting firm, management plans on documenting and evaluating internal controls which include the following:

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

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future. We incurred net (loss) income of approximately ($4.1) million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively, and as of June 30, 2019, our accumulated deficit was approximately $164 million.

Our net loss for the six months ended June 30, 2019 increased by $5,102,150, or 526%, to $4,130,847 as compared to net income of $971,303 for the six months ended June 30, 2018. The increase was primarily attributable to a decrease in other income of $6,052,769, partially offset by a decrease in operating expenses of $924,713 and an increase in gross profit of $25,906. Our net loss attributable to common shareholders for the six months ended June 30, 2019 decreased by $18,964,581, or 82%, from a loss of $23,095,428 during the 2018 period to a net loss of $4,130,847 during the 2019 period for the aforementioned reasons, due to a decrease in the dividend attributable to Series C convertible preferred stockholders of $607,800, as well as the deemed dividend attributable to the immediate accretion of the beneficial conversion feature related to the Series B and C convertible preferred stock of $23,458,931.

If our revenue grows slower than we anticipate, or declines, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may need to borrow additional funds or sell debt or equity securities, or some combination of both, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern within a year after the issuance date of these financial statements.

We have a significant number of shares of our common stock issuable upon conversion of certain outstanding options, warrants and convertible preferred stock, and the issuance of such shares upon exercise or conversion will have a significant dilutive impact on our stockholders.

As of August 12, 2019, there are outstanding warrants and stock options to purchase 6,835,811 and 128,408 shares of our common stock, respectively. The warrants and options have a weighted average exercise price of $4.64 and $33.10, respectively.

As of August 12, 2019, there are 1,642,628 shares of common stock issuable upon conversion of our outstanding shares of series D preferred stock.

In addition, our articles of incorporation permit the issuance of up to approximately 473 million additional shares of common stock. Thus, we have the ability to issue a substantial number of shares of common stock in the future, which would dilute the percentage ownership held by our stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarterly period ended June 30, 2019, there have been no unregistered sales of equity securities that have not been previously disclosed in a Current Report on Form 8-K, except as described below:

On April 18, 2019, the Company issued 12,995 shares of common stock to executives with a grant date fair value of $40,155.

During the three months ended June 30, 2019, the Company granted  options to purchase an aggregate of 40,300 shares of Common Stock at exercise prices ranging from $2.55 to $3.45 per share.

The issuances described in Item 2 were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. In addition, the issuance described in the second paragraph of Item 2 was deemed exempt from registration under the Securities Act in reliance on Section 3(a)(9) thereof. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

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

Date: August 14, 2019	BLINK CHARGING CO.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jonathan New
Jonathan New
Chief Financial Officer (Principal Financial and Accounting Officer)

