Form 10-Q
period 2019-09-30
Blink Charging Co.
filed 2019-11-13
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 8, 2019, the registrant had 26,318,382 shares of common stock outstanding.

BLINK CHARGING CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
Assets

Current Assets:
Cash	$7,987,019	$15,538,849
Marketable securities	3,032,399	2,878,664
Accounts receivable and other receivables, net	312,889	168,169
Inventory, net	1,297,166	1,235,334
Prepaid expenses and other current asset	1,007,032	839,520

Total Current Assets	13,636,505	20,660,536
Property and equipment, net	709,218	383,567
Operating lease right-of-use asset	361,803	439,308
Intangible assets, net	86,314	95,852
Other assets	67,077	71,198

Total Assets	$14,860,917	$21,650,461

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,755,841	$2,582,196
Accrued expenses	1,036,131	1,544,921
Accrued issuable equity	336,373	318,493
Notes payable	10,000	287,966
Current portion of operating lease liabilities	219,001	151,997
Current portion of deferred revenue	252,935	357,048

Total Current Liabilities	4,610,281	5,242,621
Operating lease liabilities, non-current portion	183,289	299,733
Deferred revenue, non-current portion	2,807	13,878

Total Liabilities	4,796,377	5,556,232

Series B Convertible Preferred Stock, 10,000 shares designated, 0 issued and outstanding as of September 30, 2019 and December 31, 2018	-	-

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Series C Convertible Preferred Stock, 250,000 shares designated, 0 issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Series D Convertible Preferred Stock, 13,000 shares designated, 5,125 and 5,141 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	5	5
Common stock, $0.001 par value, 500,000,000 shares authorized, 26,261,434 and 26,118,075 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	26,261	26,118
Additional paid-in capital	176,540,422	175,924,587
Accumulated other comprehensive income	108,169	-
Accumulated deficit	(166,610,317)	(159,856,481)
Total Stockholders’ Equity	10,064,540	16,094,229
Total Liabilities and Stockholders’ Equity	$14,860,917	$21,650,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues:
Charging service revenue - company-owned charging stations	$317,990	$320,388	$937,870	$927,485
Product sales	319,254	102,958	704,472	381,557
Network fees	80,116	55,540	230,945	168,825
Warranty	8,400	25,099	44,192	89,458
Grant and rebate	4,578	6,724	17,817	68,062
Other	34,148	36,135	122,408	131,795

Total Revenues	764,486	546,844	2,057,704	1,767,182

Cost of Revenues:
Cost of charging services - company-owned charging stations	47,427	18,823	114,439	141,644
Host provider fees	110,628	91,564	273,704	297,296
Cost of product sales	246,071	63,583	547,191	166,403
Network costs	48,097	73,858	211,623	218,083
Warranty and repairs and maintenance	152,218	121,957	324,633	271,686
Depreciation and amortization	38,798	70,296	96,365	222,711
Total Cost of Revenues	643,239	440,081	1,567,955	1,317,823

Gross Profit	121,247	106,763	489,749	449,359

Operating Expenses:
Compensation	1,727,487	2,842,733	5,005,014	7,717,733
General and administrative expenses	455,879	467,073	1,198,070	949,592
Other operating expenses	726,033	319,537	1,773,626	996,529

Total Operating Expenses	2,909,399	3,629,343	7,976,710	9,663,854

Loss From Operations	(2,788,152)	(3,522,580)	(7,486,961)	(9,214,495)

Other Income (Expense):
Interest income (expense), net	15,961	-	54,114	(113,516)
Interest expense - related party share transfer	-	-	-	(785,200)
Amortization of discount on convertible debt	-	-	-	(528,929)
Gain on settlement of debt	-	-	310,000	-
Gain on settlement of accounts payable, net	93,184	-	253,607	920,352
Loss on settlement reserve	-	-	-	(127,941)
Change in fair value of derivative and other accrued liabilities	(1,367)	1,349,886	(91,603)	4,997,721
Loss on settlement of liabilities for equity	-	-	-	(2,136,860)
Gain on settlement of liabilities to JMJ for equity	-	-	-	5,800,175
Other income	57,385	24,063	207,007	24,063

Total Other Income	165,163	1,373,949	733,125	8,049,865

Net Loss	(2,622,989)	(2,148,631)	(6,753,836)	(1,164,630)
Dividend attributable to Series C shareholders	-	-	-	(607,800)
Deemed dividend	-	-	-	(23,458,931)
Net Loss Attributable to Common Shareholders	$(2,622,989)	$(2,148,631)	$(6,753,836)	$(25,231,361)

Net Loss Per Share:
Basic	$(0.10)	$(0.09)	$(0.26)	$(1.33)
Diluted	$(0.10)	$(0.13)	$(0.26)	$(1.47)

Weighted Average Number of Common Shares Outstanding:
Basic	26,242,567	24,867,869	26,216,266	18,916,432
Diluted	26,242,567	25,292,550	26,216,266	19,113,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net Loss	$(2,622,989)	$(2,148,631)	$(6,753,836)	$(1,164,630)
Other Comprehensive (Loss) Income:
Change in fair value of marketable securities	(32,838)	-	108,169	-
Total Comprehensive Loss	$(2,655,827)	$(2,148,631)	$(6,645,667)	$(1,164,630)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2019

(unaudited)

	Convertible Preferred Stock				Additional	Accumulated Other		Total
	Series D		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2019	5,141	$5	26,118,075	$26,118	$175,924,587	$-	$(159,856,481)	$16,094,229
								-
Stock-based compensation	-	-	51,724	52	118,684	-	-	118,736
								-
Restricted stock issued in satisfaction of accrued issuable equity	-	-	56,948	57	199,831	-	-	199,888
								-
Common stock issued upon conversion of Series D convertible preferred stock	(16)	-	5,128	5	(5)	-	-	-

Return and retirement of common stock	-	-	(8,066)	(8)	8	-	-	-

Other comprehensive income	-	-	-	-	-	100,686	-	100,686

Net loss	-	-	-	-	-	-	(1,893,627)	(1,893,627)

Balance - March 31, 2019	5,125	$5	26,223,809	$26,224	$176,243,105	$100,686	$(161,750,108)	$14,619,912

Restricted stock issued in satisfaction of accrued issuable equity	-	-	12,995	13	40,142	-	-	40,155

Stock-based compensation	-	-	-	-	185,632	-	-	185,632

Other comprehensive income	-	-	-	-	-	40,321	-	40,321

Net loss	-	-	-	-	-	-	(2,237,220)	(2,237,220)

Balance - June 30, 2019	5,125	$5	26,236,804	$26,237	$176,468,879	$141,007	$(163,987,328)	$12,648,800

Stock-based compensation	-	-	20,000	20	59,232	-	-	59,252

Restricted stock issued in satisfaction of accrued issuable equity	-	-	4,630	4	12,311	-	-	12,315

Net loss	-	-	-	-	-	(32,838)	(2,622,989)	(2,655,827)

Balance - September 30, 2019	5,125	$5	26,261,434	$26,261	$176,540,422	$108,169	$(166,610,317)	$10,064,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency)

For the Nine Months Ended September 30, 2018

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

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(6,753,836)	$(1,164,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210,042	290,181
Amortization of discount on convertible debt	-	528,929
Change in fair value of derivative and other accrued liabilities	(91,603)	(4,997,721)
Dividend and interest income	(45,566)	-
Provision for bad debt	91,507	80,845
Gain on settlement of debt	(310,000)	-
Loss on settlement reserve	-	127,941
Loss on settlement of liabilities for equity	-	2,136,860
Gain on settlement of liabilities to JMJ for equity	-	(5,800,175)
Interest expense - related party share transfer	-	785,200
Provision for slow moving and obsolete inventory	189,243	-
Loss on disposal of property and equipment	72,985	12,698
Gain on settlement of accounts payable, net	(253,607)	(920,352)
Non-cash compensation:
Common stock	380,399	3,512,558
Options	210,763	58,664
Warrants	-	114,069
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(236,227)	(60,049)
Inventory	(595,291)	(482,496)
Prepaid expenses and other current assets	(167,512)	(824,925)
Other assets	4,121	2,636
Accounts payable and accrued expenses	35,354	(3,970,155)
Deferred revenue	(115,184)	(14,140)

Total Adjustments	(620,576)	(9,419,432)

Net Cash Used in Operating Activities	(7,374,412)	(10,584,062)

Cash Flows From Investing Activities:
Purchases of property and equipment	(177,418)	(37,711)

Net Cash Used In Investing Activities	(177,418)	(37,711)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	-	16,243,055
Payment of public offering costs	-	(1,190,082)
Proceeds from issuance of notes payable to non-related party	-	55,000
Proceeds from exercise of warrants	-	17,143,056
Proceeds from advance from a related party	-	250,000
Repayment of notes and convertible notes payable	-	(760,000)

Net Cash Provided by Financing Activities	-	31,741,029

Net (Decrease) Increase In Cash	(7,551,830)	21,119,256

Cash - Beginning of Period	15,538,849	185,151

Cash - End of Period	$7,987,019	$21,304,407

[1] Includes gross proceeds of $18,504,320, less issuance costs of $2,261,265 deducted directly from the offering proceeds.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows -- Continued

(unaudited)

	For The Nine Months Ended
	September 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$-	$36,132

Non-cash investing and financing activities:
Common stock issued in partial satisfaction of debt and other liabilities	$-	$4,353,988
Reduction of additional paid-in capital for public offering issuance costs that were previously paid	$-	$(172,158)
Common stock issued upon conversion of Series A convertible preferred stock	$-	$11,000
Common stock issued in satisfaction of Series B convertible preferred stock	$-	$825,000
Common stock issued upon conversion of Series C convertible preferred stock	$-	$255
Common stock issued upon conversion of Series D convertible preferred stock	$5	$7
Restricted stock issued in satisfaction of accrued issuable equity	$252,358	$-
Warrants issued in satisfaction of accrued issuable equity	$-	$409,042
Return and retirement of common stock	$(8)	$2,942
Warrants reclassified from derivative liabilities	$-	$36,445
Accrual of contractual dividends on Series C Convertible Preferred Stock	$-	$607,800
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$-	$2,500,600
Issuance of Series C Convertible Preferred Stock in satisfaction
Transfer of inventory to property and equipment	$(344,217)	$(35,908)
Change in fair value of marketable securities	$108,169	$-
Series D convertible preferred stock issued in satisfaction of liabilities	$-	$12,005,000
Issuance of common stock in exchange for warrants	$-	$-
Return and retirement of common stock previously held as collateral	$-	$67,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Blink Charging Co., through its wholly-owned subsidiaries (collectively, the “Company” or “Blink”), is a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services. Blink offers both residential and commercial EV charging equipment, enabling EV drivers to easily recharge at various location types. Blink’s principal line of products and services is its Blink EV charging network (the “Blink Network”) and EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and EV-related services. The Blink Network is a proprietary cloud-based software that operates, maintains, and tracks the Blink EV charging stations and their associated charging data. The Blink Network provides property owners, managers, and parking companies (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations, and payment processing, and provides EV drivers with vital station information including station location, availability, and applicable fees. Blink offers its Property Partners a range of business models for EV charging equipment and services that generally fall into one of the three business models below.

●	In the Company’s comprehensive Turnkey business model, Blink owns and operates the EV charging equipment, undertakes and manages the installation, maintenance and related services, and Blink retains substantially all of the EV charging revenue.

●	In the Company’s Hybrid business model, the Property Partner incurs the installation costs, while Blink provides the charging equipment. Blink operates and manages the EV charging station and provides connectivity of the charging station to the Blink Network. As a result, Blink shares a greater portion of the EV charging revenue with the Property Partner than under the turnkey model above.

●	In the Company’s Host owned business model, the Property Partner purchases, owns and manages the Blink EV charging station, and incurs the installation costs of the equipment, while Blink provides site recommendations, connectivity to the Blink Network and optional maintenance services, and the Property Partner retains substantially all of the EV charging revenue.

The Company has strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. At September 30, 2019, the Company has sold or deployed a total of approximately 14,719 charging units, of which, 5,014 were level 2 commercial charging units, 105 were DC fast charging units and 1,563 were residential charging units. Included in the above total number are approximately 391 level 2 units deployed on other networks and 7,646 non-networked, residential charging units.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2019 and 2018 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2018 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019 as part of the Company’s Annual Report on Form 10-K.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. GOING CONCERN AND MANAGEMENT’S PLANS

As of September 30, 2019, the Company had cash, marketable securities, working capital and an accumulated deficit of $7,987,019, $3,032,399, $9,026,224 and $166,610,317, respectively. During the three and nine months ended September 30, 2019, the Company incurred net losses of $2,622,989 and $6,753,836, respectively. During the nine months ended September 30, 2019, the Company used cash in operating activities of $7,374,412. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a year after the issuance date of these financial statements. The Company expects to have the cash required to fund its operations into the third quarter of 2020 while it continues to apply efforts to raise additional capital.

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

CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the condensed consolidated financial statements. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. As of September 30, 2019, the Company had cash balances in excess of FDIC insurance limits of $7,651,611.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

The following summarizes our investments as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Short-term investments:
Available- for-sale investments	$3,032,399	$2,878,664

The following is a summary of the unrealized gains, and fair value by investment type as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Gross Unrealized Gains	Fair Value
Fixed income	$108,169	$3,032,399

	December 31, 2018
	Gross Unrealized Gains	Fair Value
Fixed income	$-	$2,878,664

REVENUE RECOGNITION

The Company recognizes revenue primarily from four different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed in accordance with a contractual relationship between the Company and the owner of the station.

The following table summarizes revenue recognized under ASC 606 in the condensed consolidated statements of operations:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues - Recognized at a Point in Time:
Charging service revenue - company-owned charging stations	$317,990	$320,388	$937,870	$927,485
Product sales	319,254	102,958	704,472	381,557
Other	34,148	36,135	122,408	131,795
Total Revenues - Recognized at a Point in Time	671,392	459,481	1,764,750	1,440,837

Revenues - Recognized Over a Period of Time:
Network fees and other	88,516	80,639	275,137	258,283
Total Revenues - Recognized Over a Period of Time	88,516	80,639	275,137	258,283

Total Revenue Under ASC 606	$759,908	$540,120	$2,039,887	$1,699,120

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

As of September 30, 2019, the Company had $167,118 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of September 30, 2019. The Company expects to satisfy its remaining performance obligations for network fees and warranty revenue and recognize the revenue within the next twelve months.

During the three and nine months ended September 30, 2019, the Company recognized $85,674 and $260,823, respectively of revenues related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2018.

During the three and nine months ended September 30, 2019, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants, rebates and alternative fuel credits, which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the three months ended September 30, 2019 and 2018, the Company recorded $4,578 and $6,724, respectively, related to grant, rebate and alternative fuel credits revenue. During the nine months ended September 30, 2019 and 2018, the Company recorded $17,817 and $68,062, respectively, related to grant, rebate and alternative fuel credits revenue.

At September 30, 2019 and December 31, 2018, there was $88,248 and $106,066, respectively, of deferred grant and rebate revenue to be amortized.

CONCENTRATIONS

As of September 30, 2019, and December 31, 2018, accounts receivable from a significant customer was 31% and 35% of accounts receivable, respectively. During the three months ended September 30, 2019 sales to a significant customer represented 12% of the Company’s total revenues and represented 29% of product sales. During the nine months ended September 30, 2019 the same customer represented 13% of product sales. During the three months ended September 30, 2019 and 2018 another significant customer represented 17% and 19% of charging service revenues and less than 10% and 11% of total revenues, respectively. During the nine months ended September 30, 2019 and 2018 the same customer represented 18% and 17% of charging service revenues, respectively.

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

For the three and nine months ended September 30, 2019 and 2018, the Company calculated the potential diluted earnings per share in accordance with ASC 260, as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common shareholders (numerator for basic earnings per share)	$(2,622,989)	$(2,148,631)	$(6,753,836)	$(25,231,361)
Less: change in fair value of derivative liabilities and other accrued liabilities	-	(1,040,273)	-	(2,897,095)
Adjusted net loss attributable to common shareholders (denominator for basic earnings per share)	$(2,622,989)	$(3,188,904)	$(6,753,836)	$(28,128,456)

Weighted average shares outstanding (denominator for basic earnings per share)	26,242,567	24,867,869	26,216,266	18,916,432
Plus: incremental shares from assumed common stock issuance	-	424,681	-	-
Plus: incremental shares from assumed conversion of debt	-	-	-	196,994
Adjusted weighted average shares outstanding (denominator for diluted earnings per share)	26,242,567	25,292,550	26,216,266	19,113,426

Basic earnings per share	$(0.10)	$(0.09)	$(0.26)	$(1.33)
Diluted earnings per share	$(0.10)	$(0.13)	$(0.26)	$(1.47)

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three and Nine Months Ended
	September 30,
	2019	2018
Convertible preferred stock	1,642,628	1,747,756
Warrants	6,840,049	6,852,861
Options	128,008	106,108
Total potentially dilutive shares	8,610,685	8,706,725

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

4. PREPAID EXPENSES AND OTHER CURRRENT ASSETS

As of September 30, 2019, the Company had remaining purchase commitments to acquire second generation charging stations and other equipment with an aggregate value of $2,067,956. The Company has a remaining deposit of $175,235 against second generation charging stations which is included within prepaid expenses and other current assets on the condensed consolidated balance sheet as of September 30, 2019. The net remaining commitment of $1,262,165 will become due upon delivery of the charging stations.

5. ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Accrued taxes payable	$613,245	$556,211
Accrued host fees	57,011	54,527
Accrued professional, board and other fees	84,500	159,500
Accrued wages	233,961	493,069
Accrued commissions	-	22,300
Warranty payable	25,000	9,700
Accrued interest expense	-	32,034
Inventory in transit	-	195,480
Other accrued expenses	22,414	22,100
Total accrued expenses	$1,036,131	$1,544,921

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. ACCRUED EXPENSES – CONTINUED

WARRANTY PAYABLE

The Company provides a limited product warranty against defects in materials and workmanship for its Blink Network residential and commercial chargers, ranging in length from one to two years. The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of sales. Estimated warranty costs are based on historical product data and anticipated future costs. Should actual cost to repair and failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. For the nine months ended September 30, 2019, the change in reserve was approximately $15,000. Warranty expenses for the three and nine months ended September 30, 2019 and 2018 were $152,218 and $324,633 and $121,957 and $271,686, respectively, which has been included within cost of revenues on the condensed consolidated statements of operations. As of September 30, 2019, and December 31, 2018, the Company recorded a warranty liability of $25,000 and $9,700, respectively, representing the estimated cost to repair those chargers under warranty or host owned chargers for which the host has procured a maintenance contract. The Company records maintenance and repairs expenses for chargers it owns deployed at host locations as incurred. The Company estimates an approximate cost of $209,000 to repair those deployed chargers which it owns as of September 30, 2019.

6. ACCRUED ISSUABLE EQUITY

Accrued issuable equity consists of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Common stock	$327,763	$187,523
Warrants	8,610	5,965
Options	-	125,005
Total accrued issuable equity	$336,373	$318,493

See Note 9 – Stockholders’ Equity for additional information.

7. NOTES PAYABLE

See Note 11 – Commitments and Contingencies – Litigation and Disputes for additional information.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Risk-free interest rate	1.47%-1.75%	2.12% - 2.63%	1.47%-2.45%	1.62% - 2.63%
Contractual term (years)	1.00-5.00	0.03 - 2.75	1.00-10.00	0.25-3.25
Expected volatility	118%-139%	171% - 217%	106%-140%	113%-217%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Warrants Payable
Beginning balance as of January 1, 2019	$5,965
Change in fair value of warrants payable	2,645
Ending balance as of September 30, 2019	$8,610

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$352,625	$-	$352,625
Marketable securities	3,032,399	-	-	3,032,399
Total assets	$3,032,399	$352,625	$-	$3,385,024

Liabilities:
Warrants payable	$-	$-	$8,610	$8,610
Total liabilities	$-	$-	$8,610	$8,610

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$331,120	$-	$331,120
Marketable securities	2,878,664	-	-	2,878,664
Total assets	$2,878,644	$331,120	$-	$3,209,784

Liabilities:
Warrants payable	$-	$-	$5,965	$5,965
Total liabilities	$-	$-	$5,965	$5,965

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

SERIES D CONVERTIBLE PREFERRED STOCK

On February 22, 2019, JMJ Financial (“JMJ”) elected to convert 16 shares of Series D Convertible Preferred Stock into 5,128 shares of the Company’s common stock at a conversion price of $3.12 per share.

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

On July 26, 2019, the Company issued 4,630 shares of restricted common stock to a consultant for services rendered with an issuance date fair value of $12,316.

On September 25, 2019, the Company issued 20,000 shares of common stock to consultants with a issuance date fair value of $52,800.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three months ended September 30, 2019 and 2018 of $197,133 and $737,416, respectively, which is included within compensation expense on the condensed consolidated statements of operations. The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the nine months ended September 30, 2019 and 2018 of $591,162 and $3,685,291 respectively.

As of September 30, 2019, there was $96,294 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 0.6 years.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. STOCKHOLDERS’EQUITY – CONTINUED

STOCK OPTIONS

During the nine months ended September 30, 2019, the Company issued five and ten-year immediately vested options to purchase an aggregate of 4,500 shares of common stock to the Chief Executive Officer with exercise prices ranging from $2.55 to $3.30 per share. The options had an aggregate grant date fair value of $12,128, which was recognized immediately.

During the nine months ended September 30, 2019, the Company granted options to purchase an aggregate of 72,000 shares of common stock to an executive with an exercise price of $3.45 per share. The options vest ratably over a six-month period from the date of grant. The options had an aggregate grant date fair value of $220,831, which will be recognized ratably over the vesting period. During the nine months ended September 30, 2019, the Company recognized $147,221 of expense related to this award.

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

As of September 30, 2019, the Company had no leases that were classified as a financing lease. As of September 30, 2019, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses for the three and nine months ended September 30, 2019 were $40,762 and $151,694, respectively, and are recorded in other operating expenses on the condensed consolidated statement of operations. Total rent expense for the three and nine months ended September 30, 2018 was $68,960 and $147,113, respectively, and is recorded in other operating expenses on the condensed consolidated statement of operations.

Supplemental cash flows information related to leases was as follows:

Nine Months Ended September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$151,694

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$266,103

Weighted Average Remaining Lease Term
Operating leases	1.79

Weighted Average Discount Rate
Operating leases	6.0%

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. LEASES – CONTINUED

Future minimum payments under non-cancellable leases as of September 30, 2019 were as follows:

For the Years Ending September 30,	Amount

2020	$250,323
2021	196,221
Total future minimum lease payments	446,544
Less: imputed interest	(44,254)
Total	$402,290

11. COMMITMENTS AND CONTINGENCIES

TAXES

During the third quarter of 2019, the Company filed its Federal corporate income tax returns for the years ended December 31, 2014, 2015, 2016, 2017 and 2018. The Company has sustained losses for the years ended December 31, 2014, 2015, 2016, 2017, and 2018. The Company has determined that no tax liability, other than required minimums and related interest and penalties, has been incurred. The Company expects to be current with its state and local tax filings in the first calendar quarter of 2020.

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

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES– CONTINUED

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

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new Joint Venture Entity, Blink Charging Europe Ltd. (the “Entity”) that was formed under the laws of Cyprus on the same date. The Company owns 40% of the Entity while the other three entities own 60% in total. The entity currently has no operations. There are currently no plans for the Company to make any capital contributions or investments.

12. SUBSEQUENT EVENTS

Subsequent to September 30, 2019, the Company issued 56,948 shares of common stock to Michael J. Calise, the Company’s former CEO, in connection with his repositioning agreement with a issuance date fair value of $120,160. Such amount was previously accrued for as of December 31, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. together its subsidiaries, “Blink” and the “Company”) as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as discussed elsewhere in this Quarterly Report on Form 10-Q particularly in Item IA - Risk Factors.

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

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. At September 30, 2019, the Company has sold or deployed a total of approximately 14,719 charging units, of which, 5,014 were level 2 commercial charging units, 105 were DC fast charging units and 1,563 were residential charging units. Included in the above total number are approximately 391 level 2 units deployed on other networks and 7,646 non-networked, residential charging units.

As reflected in our unaudited condensed consolidated financial statements as of September 30, 2019, we had cash, working capital and an accumulated deficit of $7,987,019, $9,026,224 and $166,610,317, respectively. During the three and nine months ended September 30, 2019, we had net losses of $2,622,989 and $6,753,836 respectively. During the nine months ended September 30, 2019, the Company used cash in operating activities of $7,374,412. We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our operating expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the financial statement issuance date. Historically, we have been able to raise funds to support our business operations, although there can be no assurance we will be successful in raising additional funds in the future.

Consolidated Results of Operations

Three Months Ended September 30, 2019 Compared With Three Months Ended September 30, 2018

Revenues

Total revenue for the three months ended September 30, 2019 increased by $217,642, or 40%, to $764,486 compared to $546,844 during the three months ended September 30, 2018 due to higher equipment sales volume during the 2019 period related to the introduction of our Generation 2 charger.

Charging service revenue from Company-owned charging stations was $317,990 for the three months ended September 30, 2019 as compared to $320,388 for the three months ended September 30, 2018, a decrease of $2,398, or 0.8%, The decrease was attributable to a decrease in the number of subscribers in Nissan’s No Charge-To-Charge Program. The program is expected to end by June 2020.

Revenue from product sales was $319,254 for the three months ended September 30, 2019 compared to $102,958 during the three months ended September 30, 2018, an increase of $216,296, or 210%. This increase was attributable to a higher volume of Generation 2 commercial units and parts sales as compared to the same 2018 period.

Network fee revenues were $80,116 for the three months ended September 30, 2019 compared to $55,540 for the three months ended September 30, 2018, an increase of $24,576, or 44%. The increase was primarily due to the increase in the number of charging stations in the network as compared to same quarter in 2018.

Warranty revenues were $8,400 for the three months ended September 30, 2019 compared to $25,099 for the three months ended September 30, 2018, a decrease of $16,699, or 67%. The decrease is primarily attributable to a property partners of host owned chargers not renewing their warranty contracts.

Grant and rebate revenues were $4,578 during the three months ended September 30, 2019, compared to $6,724 during the three months ended September 30, 2018, a decrease of $2,146, or 32%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The 2019 revenue was related to the amortization of previous years’ grants.

Other revenue decreased by $1,987 to $34,148 for the three months ended September 30, 2019 as compared to $36,135 for the three months ended September 30, 2018. The decrease was primarily attributable to host owned station charging revenue.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended September 30, 2019 were $643,239 as compared to $440,081 for the three months ended September 30, 2018, an increase of $203,158, or 46%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

●	electricity reimbursements that are unique to those Property Partner host agreements which provide for such reimbursements;
●	revenue share payments are predicated on the contractual obligation under the property partner agreement and the revenue generated by the applicable chargers;
●	cost of charging stations sold is predicated on the mix of types of charging stations and parts sold during the period;
●	network costs are fixed in nature based on the number of chargers connected to the telco network regardless of whether the charger generates revenue
●	Provisions for excess and obsolete inventory; and
●	warranty and repairs and maintenance expenses are based on both the number of service cases completed during the period.

Cost of charging services-company-owned charging stations (electricity reimbursements) increased by $28,604 to $47,427 for the three months ended September 30, 2019 as compared to $18,823 for the three months ended September 30, 2018, or 152%. The increase in 2019 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $19,064, or 21%, to $110,628 during the three months ended September 30, 2019 as compared to $91,564 during the three months ended September 30, 2018. The increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts per their agreements.

Cost of product sales increased by $182,488, or 287%, from $63,583 for the three months ended September 30, 2018 as compared to $246,071 for the three months ended September 30, 2019. The cost of product sales is based on the mix of types of charging stations and parts sold. The 2019 period included a provision for excess and obsolete inventory of $93,000 relating to non-Generation 2 inventory which was not being sold/utilized in accordance with management’s forecasts. Additionally, the increase was commensurate with increased product sales during 2019 period. The 2018 period included a change in estimate of chargers sold in the period that were previously thought to have a lower net realizable value than the prices that they were actually sold for.

Network costs decreased by $25,761, or 35%, to $48,097 during the three months ended September 30, 2019 as compared to $73,858 during the three months ended September 30, 2018. The 2019 period included a newly negotiated rate reduction with the Company’s telco provider.

Warranty and repairs and maintenance costs increased by $30,261, or 25%, to $152,218 during the three months ended September 30, 2019 from $ 121,957 during the three months ended September 30, 2018. The increase in 2019 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases. As of September 30, 2019, we recorded a liability of $25,000 representing the estimated cost of existing backlog of known warranty cases. We estimate the cost to repair chargers which we own to approximate $209,000.

Depreciation and amortization expense declined by $31,498, or 45%, to $38,798 for the three months ended September 30, 2019 as compared to $70,296 for the three months ended September 30, 2018, as additional underlying assets became fully depreciated during 2019.

Operating Expenses

Compensation expense decreased by $1,115,246, or 39%, to $1,727,487 (consisting of approximately $1,500,000 of cash compensation and approximately $200,000 of non-cash compensation) for the three months ended September 30, 2019. Compensation expense was $2,842,733 (consisting of approximately $2,100,000 of cash compensation and approximately $700,000 of non-cash compensation) for the three months ended September 30, 2018. The decrease in compensation expense was primarily due to a decrease of $540,000 in non-cash compensation attributable to contractual equity obligations, a decrease in cash bonus expenses of $500,000, a decrease in board of director cash fees of $71,000 due to fewer meetings held during 2019 and a reduction in recruiting fees of $157,000 resulting from the hiring of additional senior management in 2018. The decreases in compensation expense were offset by an increase in payroll and related benefits of $171,000 due to the hiring of additional employees and senior management during the second half of 2018.

General and administrative expenses decreased by $11,194, or 2%, to $455,879 for the three months ended September 30, 2019. General and administrative expenses were $467,073 for the three months ended September 30, 2018. The decrease in general and administrative expenses was due to a decrease in legal fees of $121,000 during the three months ended September 30, 2019 primarily because of the establishment of our internal Office of General Counsel resulting in a greater amount of our legal work being attended to internally. Investor relations expenses decreased by $83,000 in the 2019 period as we terminated our contract with our investor relations firm during the first calendar quarter of 2019. Our annual shareholder meeting was held on September 7, 2019 resulting in higher expenses specific to the 2018 period totaling $70,000. Our current year’s annual shareholder meeting is scheduled during the fourth calendar quarter of 2019. The above decreases were offset by increases in expenses incurred for our Sarbanes-Oxley, third-party review in order to further document and strengthen our internal controls resulting in related fees of $85,000. During the third quarter of 2019, we completed our federal tax filing project whereby our federal filings are current and up-to-date resulting in an increase of $41,000 in tax preparation fees. We anticipate that out state and local tax filings will be current and up-to date during the first calendar quarter of 2020. Additionally, our marketing expenses increased by $62,000 to promote Blink brand awareness and to support the sales and deployment effort of our Generation 2 chargers an increase in credit card processing fees of $17,000 as result of higher product sales and total charging activity and a net increase in general administrative expense of $58,000.

Other operating expenses increased by $406,496, or 127%, to $726,033 for the three months ended September 30, 2019 from $319,537 for the three months ended September 30, 2018. The increase was primarily attributable to an increase of $144,000 related to the update of our Blink network software, an increase in rent of $47,000 as result of moving into our larger corporate offices in Miami Beach in June 2018 and an increase in the loss upon disposal of fixed assets of $75,000 as a result of an ongoing Exchange Program whereby old Generation 1 chargers are being exchanged for more technologically advanced Generation 2 chargers, an increase in travel expenses of $46,000 in association with our efforts to enter the European EV market, an increase of $23,000 in state income tax as a result our 2019 initiative to bring our state and local income tax filing on a current and up-to date basis, an increase in insurance expenses of $18,000 primarily related to Directors and Officers liability insurance, $19,000 primarily related software license purchase of our Oracle software and a net increase in other operating expenses of $52,000 primarily consisting of increases in postage ($16,000), online service costs ($16,000) and sales tax ($13,000).

Other Income (Expense)

Other income decreased by $1,208,786 from $1,373,949 for the quarter ended September 30, 2018 to $165,163 for the quarter ended September 30, 2019. During the quarter ended September 30, 2019, we settled accounts payable resulting in a gain of $93,000. During the quarter ended September 30, 2019, we realized net income of $73,000 from our cash and marketable securities portfolio. During the quarter ended September 30, 2018, we incurred a reduction in the change in fair value of derivative and other accrued liabilities of $1,349,886 as opposed to a loss of $1,367 in the 2019 period.

Net Loss

Our net loss for the three months ended September 30, 2019 increased by $474,358, or 22%, to $2,622,989 as compared to $2,148,631 for the three months ended September 30, 2018. The increase was primarily attributable to a decrease in other income (expenses) of $1,208,786 offset by a reduction of operating expenses of $719,944 and an increase in gross profit of $14,484. Our net loss attributable to common shareholders for the three months ended September 30, 2019 increased by $474,458, or 22% from $2,148,631 to $2,622,989 for the aforementioned reasons.

Total Comprehensive Loss

Our total comprehensive loss for the three months ended September 30, 2019 was $2,655,827 whereas our total comprehensive loss for the three months ended September 30, 2018 was $2,148,631. The 2019 period included an increase in the fair value of marketable securities of $32,838.

Nine Months Ended September 30, 2019 Compared With Nine Months Ended September 30, 2018

Revenues

Total revenue for the nine months ended September 30, 2019 was $2,057,704, compared to $1,767,182 for the nine months ended September 30, 2018, an increase of $290,522, or 16%. Charging service revenue for company-owned charging stations was $937,870 for the nine months ended September 30, 2019 compared to $927,485 for the nine months ended September 30, 2018, an increase of $10,385, or 1%. The increase was attributable to an increase company owned charging station revenue as a result of a greater number of charging stations on our network resulting from our campaign to sell/deploy Generation 2 chargers.

Revenue from product sales was $704,472 for the nine months ended September 30, 2019, compared to $381,557 for the nine months ended September 30, 2018, an increase of $322,915, or 85%. This increase was attributable to the rolling out of second generation charging stations in 2019 resulting in sales of Generation 2 chargers of $494,000 and a one-time shipment of first- generation product during the current period, paid for in 2015 in the amount of $74,000.

Network fee revenue was $230,945 for the nine months ended September 30, 2019, compared to $168,825 for the nine months ended September 30, 2018, an increase of $62,120, or 37%. The increase was commensurate with the increase in the number of charging stations on our network as compared to the same nine- month period in 2018.

Warranty revenue was $44,192 for the nine months ended September 30, 2019, compared to $89,458 for the nine months ended September 30, 2018, a decrease of $45,266, or 51%. The decrease was primarily attributable to a decrease in the renewal rate of Property Partners of host owned chargers warranty contracts.

Grant and rebate revenues were $17,817 for the nine months ended September 30, 2019, compared to $68,062 for the nine months ended September 30, 2018, a decrease of $50,245, or 74%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The ability to secure grant revenue is typically unpredictable and, therefore, uncertain. The 2019 revenue was related to the amortization of previous years’ grants.

Other revenue decreased by $9,387 to $122,408 for the nine months ended September 30, 2019, compared to $131,795 for the nine months ended September 30, 2018. The decrease was primarily attributable to a decrease in revenues earned from host owned chargers.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold (including commissions), connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations.

Cost of revenues for the nine months ended September 30, 2019 was 1,567,955, compared to $1,317,823 for the nine months ended September 30, 2018, an increase of $250,132, or 19%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

●	electricity reimbursements that are unique to those Property Partner host agreements which provide for such reimbursements;
●	revenue share payments are predicated on the contractual obligation under the property partner agreement and the revenue generated by the applicable chargers;
●	cost of charging stations sold is predicated on the mix of types of charging stations and parts sold during the period;
●	network costs are fixed in nature based on the number of chargers connected to the telco network regardless of whether the charger generates revenue
●	Provisions for excess and obsolete inventory; and
●	warranty and repairs and maintenance expenses are based on both the number of service cases completed during the period.

Cost of charging services for Company-owned charging stations (electricity reimbursements) decreased by $27,205 or 19% to $114,439 for the nine months ended September 30, 2019, compared to $141,644 for the nine months ended September 30, 2018. The decrease was attributable in 2019 to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees decreased by $23,592, or 8%, to $273,704 during the nine months ended September 30, 2019, compared to $297,296 for the nine months ended September 30, 2018. This decrease was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts per their agreements.

Cost of products sales increased by $380,788, or 229%, from $166,403 for the nine months ended September 30, 2018 compared to $547,191 for the nine months ended September 30, 2019. The cost of product sales is based on the mix of the types of charging stations and parts sold. The 2019 period includes a provision for excess and obsolete inventory of $217,000 relating to non Generation 2 inventory which was not being sold/utilized in accordance with management’s forecasts. Additionally, the increase was commensurate with increased product sales during the nine months ended September 30, 2019.

Network costs decreased by $6,460, or 3%, to $211,623 for the nine months ended September 30, 2019, compared to $218,083 for the nine months ended September 30, 2018. The decrease was attributable to recently negotiated rate reductions.

Warranty and repairs and maintenance costs increased by $52,947, or 19%, to $324,633 for the nine months ended September 30, 2019 from $271,686 for the nine months ended September 30, 2018. The increase was attributable to significant efforts expended to reduce the backlog in warranty cases. As of September 30, 2019, we recorded a liability of $25,000 representing the estimated cost of existing backlog of known warranty cases. We estimate the cost to repair chargers which we own to approximate $209,000.

Depreciation and amortization expense declined by $126,346, or 57%, to $96,365 for the nine months ended September 30, 2019, compared to $222,711 for the nine months ended September 30, 2018, as additional underlying assets became fully depreciated during 2019 and the impact upon depreciation expense as a result of the of the longer lives associated with the Generation 2 chargers deployed in 2018 which replaced shorter life chargers.

Operating Expenses

Compensation expense decreased by $2,712,719, or 35%, from $7,717,733 (consisting of approximately $4,000,000 of cash compensation and approximately $3,700,000 of non-cash compensation) for the nine months ended September 30, 2018, to $5,005,014 (consisting of approximately $4,400,000 of cash compensation and approximately $600,000 of non-cash compensation) for the nine months ended September 30, 2019. The decrease was primarily attributable to a decrease in non-cash compensation of $3,100,000 due to common stock awards and $337,000 in cash bonuses to the Chief Executive Officer and the Chief Operating Officer in 2018, a reduction in cash fees paid to Board of Directors of $87,000, a reduction in recruiting expense of $95,000 offset by an increase in payroll and related benefits of $998,000 due to the hiring of additional employees and senior management.

General and administrative expenses increased by $248,478, or 26%, from $949,592 for the nine months ended September 30, 2018 to $1,198,070 for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we commenced a Sarbanes-Oxley, third-party review in order to further document and strengthen our internal controls resulting in related fees of $190,000. During the 2019 period, we completed our federal tax filing project whereby our federal filings are current and up-to-date resulting in an increase of $60,000 in tax preparation fees. We anticipate that out of state and local tax filings will be current and up-to date during the first calendar quarter of 2020. We also incurred an increase in marketing expenses of $120,000 to promote Blink brand awareness and to support the sales and deployment effort of our Generation 2 chargers and net increase in increase in general and administrative expenses of $195,000 for the nine months ended September 30, 2019. The $195,000 was comprised primarily of increases in corporate registration expenses of approximately $33,000, bad debt expense of approximately $38,000 and external consulting expenses of approximately $27,000.These expense increases were offset by a decrease in legal fees of $78,000 during the nine months ended September 30, 2019 primarily because of the establishment of our internal Office of General Counsel resulting in a greater amount of our legal work being attended to internally. Investor relations expenses decreased by $151,000 in the 2019 period as we terminated its contract with its investor relations firm during the first calendar quarter of 2019. Our annual shareholder meeting was held on September 7, 2018 resulting in higher expenses specific to the 2018 period totaling $88,000. Our current year’s annual shareholder meeting is scheduled during the fourth calendar quarter of 2019.

Other operating expenses increased by $777,097, or 78%, from $996,529 for the nine months ended September 30, 2018 to $1,773,626 for the nine months ended September 30, 2019. The increase was primarily attributable to an increase in insurance expenses of $71,000 primarily related to Directors and Officers liability insurance, an increase of $273,000 related to the update of our Blink network software, an increase in travel expenses of $138,000 in association with our efforts to enter the European EV market, an increase in rent of $136,000 as result of moving into our larger corporate offices in Miami Beach in September 2018, an increase of $45,000 in state income tax as a result our 2019 initiative to bring our state and local income tax filing on a current and up-to date basis, an increase in software expenses of $88,000 relating to the implementation and related software license purchase of our Oracle software, an increase in the loss upon disposal of fixed assets of $60,000 as a result of an ongoing Exchange Program whereby old Generation 1 chargers are being exchanged for more technologically advanced Generation 2 chargers and a general net decrease in other operating expenses of $34,000 during the nine months ended September 30, 2019.

Other Income (Expense)

Other income decreased by $7,316,740 from $8,049,865 for the nine months ended September 30, 2018 to $731,125 for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we settled accounts payable resulting in a gain of $254,000 and $360,000 of notes payable, inclusive of accrued interest to the former members of 350 Green in exchange for the cancellation of the notes, the return of 8,066 of our common shares and the payment of $50,000, in 2018, to the former members of 350 Green, resulting in a gain of $310,000. Additionally, we realized net investment income from our cash and marketable securities portfolio of $240,000, and an increase market value of Low Carbon Fuel Standard credits of $21,000. During the nine months ended September 30, 2018, we settled $17,800,000 of obligations to JMJ with the issuance of Series D Convertible Preferred Stock, which resulted in a gain of approximately $5,800,000. We realized a decrease in the change in fair value of derivative and other accrued liabilities of $4,997,621 during the nine months ended September 30, 2018 as a result of warrant holders exchanging their warrants for equity. During the nine months ended September 30, 2018 we recorded a gain on the settlement of accounts payable of $920,352 This increase was due to liabilities being settled pursuant to agreements contingent upon the closing of our public offering on February 16, 2018. These items were partially offset by a loss on settlement of liabilities for equity of approximately $2.2 million, a reduction in amortization of debt discount of $1,183,749, as well as a charge of $785,200 related to a contribution of capital by the Chief Executive Officer during the nine months ended September 30, 2018.

Net (Loss) Income

Our net loss for the nine months ended September 30, 2019 increased by $5,589,206, or 480%, to $6,753,836 as compared to $1,164,630 (for the nine months ended September 30, 2018. The decrease was primarily attributable to a decrease in other income (expenses) of $7,316,740 offset by a reduction in operating expenses of $1,687,144 and an increase in gross profit of $40,390. Our net loss attributable to common shareholders for the nine months ended September 30, 2019 decreased by $18,477,525 or 73%, from $25,231,361 to $6,753,836 for the aforementioned reasons and due to an decrease in the dividend attributable to Series C Convertible Preferred shareholders of $607,800, as well as the deemed dividend attributable to the immediate accretion of the beneficial conversion feature related to the Series B and C Convertible Preferred Stock of $23,458,931.

Total Comprehensive (Loss) Income

Our total comprehensive loss for the nine months ended September 30, 2019 was $6,645,667 whereas our total comprehensive income for the nine months ended September 30, 2018 was $1,164,630. The 2019 period included an increase in the fair value of marketable securities of $108,169.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2019	December 31, 2018
	(unaudited)

Cash	$7,987,019	$15,538,849

Working Capital	$9,026,224	$15,586,510

Notes Payable (Gross)	$10,000	$287,966

During the nine months ended September 30, 2019, we financed our activities from proceeds derived from debt and equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the nine months ended September 30, 2019 and 2018, we used cash of $7,374,412 and $10,584,062, respectively, in operations. Our cash use for the nine months ended September 30, 2019 was primarily attributable to our net loss of $6,753,836, adjusted for net non-cash income in the aggregate amount of $310,486, and $1,120,305 of net cash used in changes in the levels of operating assets and liabilities. Our cash used for the nine months ended September 30, 2018 was primarily attributable to our net loss of $1,164,630, adjusted for net non-cash income in the aggregate amount of $4,070,303, and by $5,349,129 of net cash used in changes in the levels of operating assets and liabilities.

During the nine months ended September 30, 2019, cash used in investing activities was $177,418 which was used to purchase charging stations and other fixed assets. During the nine months ended September 30, 2018, cash used in investing activities was $37,711, which was used to purchase charging stations and other fixed assets.

There was no cash provided by financing activities for the nine months ended September 30, 2019. Net cash provided by financing activities for the nine months ended September 30, 2018 was $31,741,029, of which $16,243,055 was attributable to the proceeds from the sale of common stock and warrants in our public offering, reduced by issuance costs related to the public offering of $1,190,082 that were paid by us during the period. In addition, $305,000 was provided in connection with the issuances of notes payable, offset by the repayment of notes payable of $760,000. Additionally, $17,143,056 was provided in connection with warrant exercises to purchase our common stock.

Through September 30, 2019, we incurred an accumulated deficit since inception of $166,610,317. As of September 30, 2019, we had cash and working capital of $7,987,019 and $9,026,224 respectively. During the three and nine months ended September 30, 2019, we had net losses of $2,622,989 and $6,753,836, respectively.

As of September 30, 2019, the Company had remaining purchase commitments to acquire second generation charging stations with an aggregate value of $2,070,956. The Company has a remaining deposit of $175,235 against this commitment, which is included within prepaid expenses and other current assets on the condensed consolidated balance sheet as of September 30, 2019. The remaining commitment of $1,262,165 will become due upon delivery of the charging stations.

There has been no material change in the planned use of proceeds from the public offering as described in our public offering prospectus, dated February 13, 2018. Approximately $4.4 million was to be used for the repayment of certain debt and other obligations, of which, as of September 30, 2019, approximately $3.8 million had been paid. To date, the remaining amount has been used as follows:

●	Approximately $3.7 million for the purchase or deployment of charging stations;

●	Approximately $600,000 to expand our product offerings including but not limited to completing the research and development, as well as the launch, of our next generation of EV charging equipment and network software updates;

●	Approximately $3.0 million to add additional staff and management in the areas of finance, sales, customer support, and engineering; and

●	The remainder for working capital and other general corporate purposes.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our operating expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the issuance date of the financial statements included in this Report. Historically, we have been able to raise funds to support our business operations, although there can be no assurance, we will be successful in raising additional funds in the future. We expect to have the cash required to fund our operations into the third quarter of 2020 while we continue to apply efforts to raise additional capital.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in - Item 9A. Controls and Procedures - the Company’s Form 10-K for the fiscal year ended December 31, 2018, under the heading “Management’s Report on Internal Control Over Financial Reporting” and that continued to exist as of September 30, 2019.

However, as part of its ongoing remediation initiative and with the help of an outside firm, management continued to commit substantial resources to documenting and evaluating our internal controls during the quarter. This included:

(a)	Establishing a Disclosure Controls Committee;
(b)	Implementing enhanced disclosure controls and procedures across the organization;
(c)	Updating the financial risk assessment on a periodic basis;
(d)	Validating the operational effectiveness of the internal controls within the recently implemented NetSuite accounting system;
(e)	Preparing, formalizing and putting into effect a prioritized set of accounting policies and procedures; and
(f)	Designing and evaluating the internal controls within various business and entity-level processes including segregation of duties among personnel, to the extent practicable, in order to separate the initiation and execution of transactions and custody of assets.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant net losses, and we expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $2.6 million and $2.1 million for the three months ended September 30, 2019 and 2018, respectively, and as of September 30, 2019, our accumulated deficit was approximately $167 million.

Our net loss for the three months ended September 30, 2019 increased by $474,358, or 22%, to $2,622,989 as compared to $2,148,631 for the three months ended September 30, 2018. The increase was primarily attributable to a decrease in other income (expenses) of $1,208,786 offset by a reduction of operating expenses of $719,944 and an increase in gross profit of $14,484. Our net loss attributable to common shareholders for the three months ended September 30, 2019 increased by $474,358, or 22%, from $2,148,631 to $2,622,989 for the aforementioned reasons.

Our net loss for the nine months ended September 30, 2019 increased by $5,589,206, or 480%, to $6,753,836 as compared to $1,164,630 for the nine months ended September 30, 2018. The increase in the loss was primarily attributable to a decrease in other income (expenses) of $7,316,740 offset by a reduction in operating expenses of $1,687,144 and an increase in gross profit of $40,390. Our net loss attributable to common shareholders for the nine months ended September 30, 2019 decreased by $18,477,525 or 73%, from $25,231,361 to $6,753,836 for the aforementioned reasons and due to a decrease in the dividend attributable to series c convertible preferred shareholders of $607,800, as well as the deemed dividend attributable to the immediate accretion of the beneficial conversion feature related to the series b and c convertible preferred stock of $23,458,931.

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

As of November 11, 2019, there were outstanding warrants and stock options to purchase 6,840,049 and 128,008 shares of our common stock, respectively. The warrants and options have a weighted average exercise price of $4.64 and $18.01, respectively.

As of November 11, 2019, there were 1,642,628 shares of common stock issuable upon conversion of our outstanding shares of series D preferred stock.

In addition, our articles of incorporation permit the issuance of up to approximately 473 million additional shares of common stock. Thus, we have the ability to issue a substantial number of shares of common stock in the future, which would dilute the percentage ownership held by our stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarterly period ended September 30, 2019, there have been no unregistered sales of equity securities that have not been previously disclosed in a Current Report on Form 8-K, except as described below:

On July 26, 2019, the Company issued 4,630 shares of restricted common stock to a consultant for services rendered with an issuance date fair value of $12,316.

On September 25, 2019, the Company issued 20,000 shares of common stock to consultants with a issuance date fair value of $52,800.

During the three months ended September 30, 2019, the Company granted options to purchase an aggregate of 100 shares of Common Stock at an exercise price of $2.99 per share to one recipient.

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

Date: November 12, 2019	BLINK CHARGING CO.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jonathan New
Jonathan New
Chief Financial Officer (Principal Financial and Accounting Officer)

