Form 10-K
period 2019-12-31
Blink Charging Co.
filed 2020-04-02
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (19,530,452 shares) computed by reference to the price at which the common equity was last sold ($2.68) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019): $52,341,611.

As of March 27, 2020, the registrant had 27,965,211 outstanding shares of common stock.

Documents Incorporated by Reference: None.

(i)

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Forward-looking statements present our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties and include statements regarding, among other things, our projected revenue growth and profitability, our growth strategies and opportunity, anticipated trends in our market and our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology.

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;
●	increased levels of competition;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	our relationships with our key customers;
●	adverse conditions in the industries in which our customers operate;
●	disruption caused by health epidemics, such as the coronavirus outbreak;
●	our ability to retain and attract senior management and other key employees;
●	our ability to quickly and effectively respond to new technological developments;
●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights; and
●	other risks, including those described in the “Risk Factors” section of this Annual Report.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Annual Report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made.

Certain of the market data and other statistical information contained in this Annual Report are based on information from independent industry organizations and other third-party sources, including industry publications, surveys and forecasts. Some market data and statistical information contained in this Annual Report are also based on management’s estimates and calculations, which are derived from our review and interpretation of the independent sources listed above, our internal research and our knowledge of the EV industry. While we believe such information is reliable, we have not independently verified any third-party information and our internal data has not been verified by any independent source.

(ii)

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Annual Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A – Risk Factors” below.

In this Annual Report, unless otherwise indicated or the context otherwise requires, the “Company,” “Blink,” “we,” “us” or “our” refer to Blink Charging Co., a Nevada corporation, and its consolidated subsidiaries.

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

Overview

Blink Charging Co., through its wholly-owned subsidiaries, is a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services. Blink offers both residential and commercial EV charging equipment, enabling EV drivers to easily recharge at various location types. Blink’s principal line of products and services is its Blink EV charging network (the “Blink Network”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and EV-related services. The Blink Network is a proprietary cloud-based system that operates, maintains, and tracks Blink charging stations and their associated charging data, including back-end operations and payment processing. The Blink Network provides property owners, managers and parking companies (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations, payment processing, and provides EV drivers with vital station information including station location, availability, and applicable fees. Blink offers Property Partners a range of business models for EV charging equipment and services that generally fall into one of the four business models below.

●	In our comprehensive turnkey business model, we own and operate the EV charging station, undertake and manage the installation, maintenance and related services, and we keep substantially all of the EV charging revenue.

●	In our hybrid business model, the Property Partner incurs the installation costs, while we provide the charging equipment. We operate and manage the EV charging station and provide connectivity of the charging station to the Blink Network. As a result, we share a greater portion of the EV charging revenue with the Property Partner than under the turnkey model above.

●	In our host owned business model, the Property Partner purchases, owns and manages the Blink EV charging station, incurs the installation costs of the equipment, while we provide site recommendations, connectivity to the Blink Network, payment processing, and optional maintenance services, while the Property Partner keeps substantially all of the EV charging revenue.

●	In our Blink-as-a-service model, we own and operate the EV charging station, while the Property Partner incurs the installation cost. We operate and manage the EV charging station and the Property Partner pays Blink a fixed monthly fee and keeps all the charging revenues less network connectivity and processing fees.

We are dedicated to slowing climate change by reducing greenhouse gas emissions caused by transportation. We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations.

In December 2019, we received one of our largest single orders from InterEnergy, an owner and operator of power generation, transmission and distribution assets in Latin America, to bring EV charging infrastructure to the Dominican Republic. As part of InterEnergy’s planned deployment of 500 charging stations for electrical vehicles, InterEnergy has acquired the first 200 Blink charging stations for a total initial purchase of $1.2 million in Blink hardware. We received approximately $339,000 in December 2019, with the balance payable upon shipment of the remaining units, expected to be completed in the first quarter of 2020.

As of December 31, 2019, we had 14,778 charging stations deployed, of which 5,199 were Level 2 commercial charging units, 104 were DC Fast Charging EV chargers and 1,200 were residential charging units in service on the Blink Network. Additionally, as of December 31, 2019, we had 353 Level 2 commercial charging units on other networks and there were also 7,922 non-networked, residential Blink EV charging stations. The non-networked, residential Blink EV charging stations are all host owned. In total, over the years the Company has deployed a total of 23,795 in North America (including units that were replaced, removed, discarded, etc). In addition, the Company’s subsidiary in Greece (Blink Charging Hellas SA) has deployed 23 charging stations in Greece (46 plugs) and about to deploy 4 Level 3 (DCFC) units in the first quarter of 2020, while the wholly owned subsidiary in Israel (Blink Charging Ltd.) deployed 17 charging stations (24 plugs) in Israel.

Industry Overview

The market for plug-in electric vehicles experienced significant growth in recent years in response to consumer demand for vehicles with greater efficiency, higher performance, and lower environmental emissions. We believe that the demand for EVs has also been spurred in part by federal, state, and local incentives and rebates for EVs. For example, the states of California, Oregon, New York, Maryland, Massachusetts and others have created mandates for EVs with the goal of more than 6.8 million EVs on the road by 2030. Further, there has been a shift in demand from ownership to car-sharing that might boost demand for EV fleets. In response, major auto makers and OEMs have accelerated the development and production of EV models, with more than 70 EV models currently available from Tesla, Nissan, Kia, GM, Ford, Fiat, BMW, Mercedes-Benz, Audi, Volkswagen, Toyota, Mitsubishi, Land Rover, Porsche and others. According to the J.P. Morgan global research, global sales of plug-in electric vehicles are estimated to grow to 8.4 million units, or 7.7% of all vehicles sold, by 2025.

Additionally, while oil and gas prices continue to experience spikes and fluctuations, the cost of battery technology continues to fall as the battery industry achieves scale. J.P. Morgan’s research further indicates that as battery production accelerates, production of EV and internal combustion engine technology could reach cost parity, for compact vehicles, by 2020. We believe that cost parity in production will mean more affordable EVs which in turn will mean more EV adoption by consumers. The growth in EV adoption must be led with an expansion of the existing EV charging infrastructure.

It is our belief that a major impediment to EV adoption by consumers continues to be the lack of EV charging infrastructure, which is a problem that Blink, major utilities, and the federal, state, and local government are working to solve. The United States Department of Energy collected data on alternative fueling stations, including electric vehicle charging stations, from 1992 to 2019. The data revealed the rapid growth of EV infrastructure, spurred by a newfound demand among consumers. “The growth in EVSE units accelerated starting in 2011, following the 2010 increase of plug-in electric vehicles offered by major automakers. 2016 experienced the largest growth for EVSE to support the growing electric vehicle population, followed closely by 2017 and 2018. The number of EVSE units is expected to increase as the population of electric vehicles continues to grow.”

While many believe that the majority of EV charging occurs at home, we believe that there is a need for ubiquitous public EV charging infrastructure is to eliminate drivers’ range anxiety (that is the worried feeling while driving an electric car caused by drivers thinking they might run out of power before reaching their destination). In addition to providing strategically located public charging stations, we believe that it is necessary to provide EV charging solutions to those drivers that do not live in single-family homes with their own parking but live in multifamily residential apartment buildings and condominiums with shared parking facilities. While there are a few leading competitors and various smaller EV charging equipment or service providers that have emerged in the market, we believe their products and services are limited and typically involve the provision of third-party equipment or utilization of a third-party network.

Our EV Charging Solutions

We offer a variety of EV charging products and services to Property Partners and EV drivers.

EV Charging Products

●	Level 2. We offer Level 2 (AC) EV charging equipment, which is ideal for commercial and residential use, and has the standard J1772 connector, which is compatible with all major auto manufacturer electric vehicle models. Our commercial equipment is available in pedestal or wall mount configurations, with the ability to connect to our Blink Network. Our non-networked residential product, Blink HQ, is available in a wall-mount configuration and offers a delay start feature that allows users to optimize charging when utility rates are lowest. Level 2 charging stations typically provide a full charge in two to eight hours. Level 2 chargers are ideally suited for low-cost installations and frequently used parking locations, such as workplace, multifamily residential, retail and mixed-use, parking garages, municipalities, colleges/schools, hospitals and airports.

●	DCFC. The DC Fast Charging equipment (“DCFC”) currently has the ‘CHAdeMo’ connector, which is compatible with Nissan, Kia and Tesla electric vehicle models (additional models may be potentially available in the future), and typically provides an 80% charge in less than 30 minutes. Installation of DCFC stations and grid requirements are typically greater than Level 2 charging stations and are ideally suited for transportation hubs and locations between travel destinations.

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

Competitive Advantages/Operational Strengths

Early Mover Advantage. We continue to leverage our large and defendable first mover advantage and the digital customer experience we have created for both drivers and Property Partners. As of December 31, 2019, we have approximately 175,000 drivers registered with Blink as compared to approximately 140,000 registered drivers at December 31, 2018.

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

In October 2018, we established a relationship with Hubject, a joint venture formed by leading companies in the automotive, energy and technology sectors that includes BMW Group, Daimler, Siemens and the Volkswagen Group. Blink’s nationwide network of chargers will become accessible to all EV drivers participating in Hubject’s charging platform using their provider’s membership card and app. Further, our members would be able to quickly and easily access charging stations on Hubject participating networks while driving in the U.S., without having to register with any other charging companies. The partnership’s mission is to provide seamless charging interoperability for all EV drivers participating in Hubject’s international multi-network inter-charge platform, dramatically expanding where EVs can charge, as well as facilitate essential two-way telemetric communication between EVs, charging networks and car manufacturers.

We teamed up with Google Maps to assist EV drivers in locating charging stations. Google Maps has launched a new capability that brings EV charging stations to its map. As part of this effort, we have worked with the Google Maps team to ensure our charging stations and relevant information about these stations is available to Google Map users on Android, iOS and desktops globally. This is designed so that a quick search for keywords such as “EV charging” or “EV charging stations” will display the nearest supported stations. Additional information such as the business where the station is located, charging speed and the quantities of ports available will be available directly within the map.

In September 2019, we commenced our first installation of EV charging stations in Israel. The installation of four dual-port charging stations helps Israel with the development of its EV infrastructure and supports its goal of eliminating the sale of internal combustion engines by the year 2030. Each port on the Dual Blink EV charging stations deployed in Israel has a charging capacity of 43 KW. The charging stations offer the fastest AC charging capabilities available, enabling them to accommodate future EV innovations and battery charging capabilities as the industry matures. In 2020, we plan to deploy more than 20 additional commercial chargers at the facilities of Israel’s largest importer of vehicles, and offer the importer’s customers several hundreds of home EV chargers along with our user membership, giving those customers immediate access to Blink EV charging stations across Israel and around the world.

Additionally, as part of our global expansion, in September 2019, Blink Charging Hellas SA, a Greek entity that the Company owns together with Eunice Energy Group (EEG) and others, commenced its first deployment of Blink electric vehicle charging stations in Greece, as part of the green energy electrification of the Rio-Antirrio “Charilaos Trikoupis” Bridge. The electrification of the bridge is an initiative of WE ENERGY, a member of Eunice Energy Group that is dedicated to the development and widespread use of renewable energy. Each of the four ports has 22 kW charging capabilities. The four charging ports, powered by WE ENERGY, use electricity generated from renewable sources. In addition, Blink Charging Hellas deployed additional 19 double port charging stations in different areas in Greece and received a purchase order to deploy 4 level 3 (DCFC) in 2020.

In December 2019, we entered into a joint venture agreement with Envoy Technologies, Inc., a provider of shared, on-demand community-based electric vehicles. The multi-year agreement is designed to bring EVs and EV charging to urban residents across the United States through the deployment of Blink charging stations at Envoy property locations. Envoy’s car-sharing program utilizes third-party locations to host EV car-sharing for building tenants and is designed to shift urban mobility options from single-family vehicle ownership to shared electric mobility options. Blink Charging will be among the preferred EV charging station providers for Envoy client locations and for the Envoy car-sharing program. As part of the agreement, Envoy expects to facilitate the deployment of Blink charging stations at client properties, available to the public and for use by all EV drivers. Under the Blink – Envoy agreement, Envoy has agreed to utilize its best efforts to obtain orders to deploy 2,000 Blink chargers at Envoy properties in the first year of the agreement and an additional 5,000 chargers in years two through five. The first deployment of 34 Blink IQ 200 charging stations was completed at the end of 2019 and is the basis for anticipated deployments throughout the following year.

Government Grant

In December 2019, we received approval of the Israel-U.S. Binational Industrial Research and Development (BIRD) Energy Program’s match-funding for our joint research and development project with Chakratec, an Israeli eMobility company, for affordable, everyday DC fast-charging solutions, “Boosting EV Charging through Energy Storage System.” The BIRD Energy Program grant of $900,000 for the project was funded by the U.S. Department of Energy and Israel’s Ministry of Energy, together with the Israel Innovation Authority. The project seeks to bring a DC fast charging solution to the United States that can be deployed virtually anywhere, regardless of the location’s existing power grid capabilities. Today, DC fast chargers (50kW, 175kW, 350kW and higher) provide the fastest electric vehicle charging speeds, making these high-power charging solutions only attainable in locations with sufficient grid power. Upgrading grid infrastructure is extremely costly. Even for cities that can afford the upgrade, the process can be sluggish, with an arduous approval processes, with various regulatory and bureaucratic procedures. Accordingly, most roads in the United States are unable to take advantage of DC fast charging technology, which can heighten EV driver range anxiety for long-distance travel.

Our joint project with Chakratec is expected to introduce cutting-edge DC fast charging technology to the United States that utilizes a kinetic energy storage system. This will enable high-power charging, serving many EVs daily without straining the grid, and avoiding expensive demand charges from utility companies. The proprietary technology is chemical-free, environmentally friendly, and able to complete a full charging cycle within just 20 minutes. The project facilitates the deployment of DC fast chargers nationwide, regardless of the location’s current grid status, without the need for costly upgrades. All of the DC chargers will be connected to the Blink Network, which provides a comprehensive and easy-to-use service experience for drivers. We believe the technology will enable the Company to offer a practical, inexpensive DC fast charging solution to the U.S. market, making fast EV charging available anywhere and anytime.

Competition

The EV charging equipment and service market is highly competitive and we expect the market to become increasingly competitive as new entrants enter this growing market. Our products and services compete on product performance and features, total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability and size of installed base. Our existing competition currently includes ChargePoint, which manufactures EV charging equipment and operates the ChargePoint Network, and EVgo, which offers home and public charging with pay-as-you-go and subscription models. There are other entrants into the connected EV charging station equipment market such as Clipper Creek, SemaCharge and EVConnect. We believe these additional competitors struggle with gaining the necessary network traction but could gain momentum in the future. While Tesla does offer EV charging services, the connector type utilized currently restricts the chargers to Tesla vehicles. There are many other large and small EV charging companies that offer non-networked or “basic” chargers that have limited customer leverage but could provide a low-cost solution for basic charger needs in commercial and home locations.

We believe we have a competitive advantage over our competition, such as our long-term contracts with property owners and managers, and our flexible business model where we sell both EV charging stations and provide access to a leading EV charging network. However, many of our current and expected future competitors have considerably greater financial and other resources and may leverage those resources to compete effectively.

Government Regulation and Incentives

State, regional and local regulations for installation of EV charging stations vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors, and certifications. Compliance with such regulations may cause installation delays.

Currently, we apply charging fees by the kWh for our services in states that permit this policy and hourly and by session for our services in states that do not permit per kWh pricing. California, Colorado, District of Columbia, Florida, Hawaii, Illinois, Maryland, Massachusetts, Minnesota, New York, Oregon, Pennsylvania, Utah, Virginia and Washington have determined that companies that sell EV charging services to the public will not be regulated as utilities, allowing us to charge fees based on kWh usage. These individual state determinations are not binding on any other regulator or jurisdiction. However, they demonstrate a trend in the way states view the industry. Other jurisdictions are in the process of adopting such reforms.

We intend to continue to vigorously seek additional grants, loans, rebates, subsidies and incentives as cost effective means of reducing our capital investment in the promotion, purchase and installation of charging stations where applicable. We expect that these incentives, rebates and tax credits will be critical to our future growth. Additionally, there are incentives that are currently offered to encourage electric vehicle adoption at the federal, state and local levels. The Federal government offers a tax credit for qualified plug-in electric vehicles; the minimum credit is $2,500, and the maximum is $7,500, depending on vehicle weight and battery capacity. Such credits begin to phase out when the vehicle manufacturer reaches certain production levels. States such as California, Colorado, Delaware, Louisiana, Massachusetts, New York, and Rhode Island offer various rebates, grants, and tax credits to incentivize both electric vehicle and EVSE purchases.

CESQG

As a Conditionally Exempt Small Quantity Generator (“CESQG”), we generate a limited quantity of hazardous waste, mostly solvent contaminated wipes that are transported to the local solid waste facility. Scrapped electronic boards are transported to a local recycler. A CESQG of hazardous waste is defined as a generator that:

●	produces no more than 100 kg (220 lbs.) of hazardous waste per month;
●	produces no more than 1 kg (2.2 lbs.) of acute hazardous waste per month;
●	does not accumulate more than 1,000 kg (2,204 lbs.) of hazardous waste on-site; and
●	a CESQG has no time limit for accumulation.

The use of our machinery and equipment must comply with the following applicable laws and regulations, including safety and environmental regulations:

●	General Safety for All Employees - Includes health hazard communication, emergency exit plans, electrical safety-related work practices, office safety, and hand and hand-powered tools.
●	Technicians and Engineers - Only authorized persons (technicians and engineers) perform product testing and repair in the production and engineering areas of the facility. Also, including those engineers involved in field service work. Regulations include control of hazardous energy and personal protective equipment.
●	Logisticians - Includes forklift operations, which are performed only by certified shipping/receiving personnel, and material handling and storage.

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

As of December 31, 2019, we had four active patents issued in the United States (in the name of Ecotality, Inc., whose assets we acquired in October 2013). These patents relate to various EV charging station designs. We intend to continue to regularly assess opportunities for seeking patent protection for those aspects of our technology, designs and methodologies that we believe provide a meaningful competitive advantage. However, our ability to do so may be limited until we are able to generate cash flow from operations or otherwise raise additional capital to continue to invest in our intellectual property. If we are unable to do so, our ability to protect our intellectual property or prevent others from infringing our proprietary rights may be impaired.

Employees

As of December 31, 2019, we had 67 employees, including 63 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Corporate Information

We maintain our principal offices at 407 Lincoln Road, Suite 704, Miami Beach, Florida 33139. Our telephone number is (305) 521-0200. Our website is www.blinkcharging.com. We can be contacted by email at info@BlinkCharging.com. The information on our website is not, and will not be deemed, a part of this Annual Report or incorporated into any other filings we make with the SEC.

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

Relating to Our Business

We have a history of substantial net losses and expect losses to continue in the future; if we do not achieve and sustain profitability our financial condition could suffer.

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $9.6 million and $3.4 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had net working capital of approximately $5.8 million and an accumulated deficit of approximately $170 million. We have not yet achieved profitability. These factors raise substantial doubt about our ability to continue as a going concern, as expressed in the notes to our consolidated financial statements. Historically, we have been able to raise funds to support our business operations, although there can be no assurance we will be successful.

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

As regulatory initiatives have required an increase in the consumption of renewable transportation fuels, such as ethanol and biodiesel, consumer acceptance of electric and other alternative vehicles is increasing. To meet higher fuel efficiency and greenhouse gas emission standards for passenger vehicles, automobile manufacturers are increasingly using technologies, such as turbocharging, direct injection and higher compression ratios, which require high octane gasoline. If fuel efficiency of vehicles continues to rise, and affordability of vehicles using renewable transportation fuels increases, the demand for electric and high energy vehicles could diminish. If consumers no longer purchase EVs, it would materially and adversely affect our business, operating results, financial condition and prospects.

We have global operations and face risks related to health crises that could negatively impact our financial condition.

Our business, the businesses of our customers and the businesses of our charging equipment suppliers could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of the novel coronavirus COVID-19. A significant component supplier of our Blink IQ 200 charging station is located in Taiwan and it, in turn, sources assembly parts from China. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our electric vehicle supply equipment and related networked services and likely impact our operating results. Such events could result in the complete or partial closure of our Taiwan supplier’s manufacturing facility, the interruption of our distribution system, temporary or long-term disruption in our supply chains from Asia and other international suppliers, disruptions or restrictions on our employees to work or travel, delays in the delivery of our charging stations to customers, and potential claims of exposure to diseases through contact with our charging stations. If the impact of an outbreak continues for an extended period, it could materially adversely impact our supply chain, access to capital and the growth of our revenues.

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

We need to manage growth in operations to realize our growth potential and achieve expected revenues; our failure to manage growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

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

We currently need additional capital to fund our growing operations and if adequate additional financing is not available on reasonable terms or available at all, we may not be able to undertake expansion or continue our marketing efforts and we would have to modify our business plans accordingly. The extent of our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products and/or services by our competition; (iii) the level of our investment in research and development; (iv) the amount of our capital expenditures, including acquisitions; and (v) our growth. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

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

We hold employer liability insurance generally covering death or work-related injury of employees. We hold product and general liability insurance covering certain incidents involving third parties that occur on or in the premises of our company. We do not maintain business interruption insurance. Our insurance coverage may be insufficient to cover any claim for product liability, damage to our fixed assets or employee injuries. Any liability or damage to, or caused by, our facilities or our personnel beyond our insurance coverage may result in our incurring substantial costs and a diversion of resources.

Our future success is largely dependent on the performance and continued service of Michael D. Farkas, our Chairman and Chief Executive Officer.

We presently depend to a significant extent upon the experience, abilities and continued services of Michael D. Farkas, our Chairman and Chief Executive Officer. The loss of Mr. Farkas’ services would have a material adverse effect on our business, financial condition or results of operation. The loss of Mr. Farkas’ services could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and could have a material and adverse effect on our business, financial condition and results of operations.

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

Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence and driver price. Further, many of our competitors may be able to utilize substantially greater resources and economies of scale to develop competing products and technologies, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. In the event that the market for EV charging stations expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

We have experienced significant customer concentration in recent periods, and our revenue levels would likely decline if any significant customer fails to purchase product from us at anticipated levels or auto manufacturer do not extend driver incentive programs.

We are subject to customer concentration risk as a result of our reliance on a relatively small number of customers for a significant portion of our revenues. The relative magnitude and the mix of revenue from our largest customers have varied significantly quarter to quarter. As of December 31, 2019 and 2018, accounts receivable from a significant customer were approximately 10% and 35%, respectively, of total accounts receivable. During the year ended December 31, 2019, sales to significant customer represented 11% of product sales. These customers are not contractually bound to purchase products from us on a long-term basis. The loss of these customers would likely cause our revenues to decline.

If a third party asserts that we are infringing upon its intellectual property rights, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.

The EV and EV charging industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, although we have acquired from other companies’ proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Intellectual property infringement claims against us could harm our relationships with our customers, may deter future customers from subscribing to our services or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation involving a customer and third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.

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

Changes to existing federal, state or international laws or regulations applicable to us could cause an erosion of our current competitive strengths.

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

We identified certain material weaknesses in our internal controls related to lack of (i) formalized controls and procedures required to ensure that information necessary to properly record transactions is adequately communicated on a timely basis from non-financial personnel to those responsible for financial reporting, (ii) segregation of duties in our accounting function, and (iii) monitoring of our internal controls. In connection with these material weaknesses, we have implemented certain remediation measures, including the adoption of appropriate accounting policies with respect to key areas, including revenue recognition and lease evaluation, hiring of a new chief financial officer with substantial experience in internal control over financial reporting for public companies, and implementation of a new ERP system by NetSuite. We have also retained an outside advisory and consulting firm with expertise in remediating disclosure control and procedures and are in the process of reviewing and, where necessary, modifying controls and procedures throughout our company.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report and in our consolidated financial statements included herein. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for doubtful accounts, inventory reserves, impairment of goodwill, indefinite-lived and long-lived assets, pension and other post-retirement benefits, product warranty, valuation allowances for deferred tax assets, valuation of common stock warrants, and share-based compensation. Our financial condition and results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

Risks Associated with Our Securities

Although our shares and warrants are currently traded on Nasdaq, we can provide no assurance that our common stock and warrants will continue to meet Nasdaq listing requirements. If we fail to comply with the continuing listing standards of Nasdaq, our securities could be delisted.

Our common stock and warrants are currently traded on the Nasdaq Capital Market (“Nasdaq”) under the symbols “BLNK” and “BLNKW,” respectively. If, however, we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements, stockholder equity requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock and warrants. Such a delisting would likely have a negative effect on the price of our common stock and warrants and would impair your ability to sell or purchase the common stock and warrants when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock and warrants to become listed again, stabilize the market price or improve the liquidity of our common stock and warrants, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

We have a significant number of shares of common stock issuable upon exercise or conversion of outstanding warrants, convertible preferred stock and stock options, and the issuance of such shares could have a significant dilutive impact on our stockholders.

As of March 27, 2020, we had outstanding warrants to purchase 6,835,811 shares of common stock, and outstanding stock options to purchase 265,550 shares of common stock. In addition, our Articles of Incorporation permit us to issue up to approximately 500 million additional shares of common stock. Thus, we have the ability to issue a substantial number of additional shares of common stock in the future, which would dilute the percentage ownership held by existing stockholders.

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

As of March 27, 2020, our directors and executive officers collectively beneficially owned approximately 27% of our outstanding shares of common stock, including the beneficial ownership of Michael D. Farkas and his affiliates of approximately 25% of our outstanding shares of common stock.

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

The market price of shares of our common stock has fluctuated substantially in recent years and is likely to fluctuate significantly from its current level. In 2019, for example, the closing market price of our shares ranged from a low of $1.64 per share to a high of $3.92 per share. Future announcements concerning the introduction of new products, services or technologies or changes in product pricing policies by us or our competitors or changes in earnings estimates by analysts, among other factors, could cause the market price of our common stock to fluctuate substantially. Also, stock markets have experienced extreme price and volume volatility in the last year. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may also cause declines in the market price of our common stock. Investors seeking short-term liquidity should be aware that we cannot assure that the stock price will appreciate in value or, as noted below, that cash dividends will be paid.

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

On November 7, 2019 the Company entered into a 18-month lease agreement for an additional 1,600 square feet of office space in its current Miami Beach office building, beginning December 1, 2019 and ending May 31, 2021. The tenant and landlord have the option to cancel the contract after the first six months with 90 day’s written notice. The lease does not contain an option to extend past the lease term.

We also maintain 22,963 square feet of office and warehouse space in Phoenix, Arizona. Monthly lease payments are approximately $15,000 and the lease expires on July 31, 2020.

Our premises are suitable for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

We have been party to certain legal proceedings that have arisen in the ordinary course of our business and have been incidental to our business. Certain of the claims that have been made against us allege, among other things, breach of contract or breach of express and implied warranties with regard to our products. Although litigation is inherently uncertain, and we believe we are insured against many such instances, based on past experience and the information currently available, management does not believe that any currently pending and threatened litigation or claims will have a material adverse effect on our financial position, liquidity or results of operations. However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our financial position, liquidity or results of operations in any future reporting periods.

In July 2017, the Company was sued by Zwick and Banyai PLLC and Jack Zwick. The case alleges a breach of contract and unjust enrichment for failure to pay invoices in the aggregate amount of $53,069 for services rendered, plus interest and costs. The Company is one of 6 defendants in the case.

On October 26, 2018, Michael Bernstein, Esq. filed amended affirmative defenses on behalf of the Company. Following that, there was no record activity in the case and on September 20, 2019, the Court entered its Notice of Lack of Prosecution and Order to Appear for Hearing on November 19, 2019. When Plaintiffs failed to appear for the hearing, the Court dismissed the case. A couple of weeks later, Plaintiffs filed a motion to vacate the dismissal, asserting that they had moved offices in June of 2019, and were never provided notice of the hearing at their new address. At the January 23, 2020 hearing on Plaintiffs’ motion to vacate, the Court vacated the dismissal, over the objections of counsel, and the case is once again pending.

On January 31, 2020, the Company’s new attorney for this matter, Mr. Yechezkel Rodal, Esq. filed his notice of appearance and took over as defense counsel. On February 11, 2020, Jack Zwick and Zwick & Banyai PLLC each served a Request for Production of Documents on the Company, and Zwick & Banyai PLLC served a set of 14 Interrogatories. The Company’s responses to the discovery requests are due on April 20, 2020.

On March 26, 2020, James Christodoulou, the former President and Chief Operating Officer of the Company, filed a Complaint in the Miami-Dade County Court, State of Florida, James Christodoulou vs.  Blink Charging Co. et al.  The Complaint asserts claims against the Company, as well as Michael Farkas, Aviv Hilo and Yechiel Baron. Mr. Farkas is Chairman of the Board and Chief Executive Officer. Messrs. Hilo and Baron are the Company’s General Counsel and Assistant General Counsel, respectively. The Complaint asserts claims for breach of contract in connection with Mr. Christodoulou’s termination by the Company in March 2020, as well as claims under Florida state law for alleged retaliatory termination and slander. Among other things, Mr. Christodoulou asserts that the Company erred in terminating his employment for cause. The Complaint seeks unspecified monetary damages but alleges that such damages exceed $1 million. The Company intends to defend the claims vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock and warrants to purchase common stock commenced trading on the Nasdaq Capital Market on February 14, 2018 under the symbols “BLNK” and “BLNKW,” respectively. Prior to that time, our shares of common stock were quoted on the OTC Pink (Current Information) marketplace under the symbol “CCGI.”

Security Holders

As of March 27, 2020, we had approximately 193 stockholders of record of our common stock and approximately 379 beneficial owners of our common stock.

The closing price of our common stock on March 27, 2020 was $1.89 per share, as reported by the Nasdaq Capital Market.

Recent Sales of Unregistered Securities

On October 31, 2019, the Company issued 56,948 shares of common stock to executives with a grant date fair value of $120,160. Such amount was previously accrued for as of December 31, 2018.

On December 18, 2019, the Company issued 4,201 shares of restricted common stock to a consultant with an issuance date fair value of $8,612 for services rendered which was recognized immediately within the statement of operations during the year ended December 31, 2019.

Aside from the above, we did not sell any unregistered equity securities during the period covered by this Annual Report that have not already been reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Issuer Purchases of Equity Securities

We made no share repurchases during the quarter ended December 31, 2019.

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

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2019 and 2018 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

Overview

We are a leading owner, operator and provider of electric vehicle (“EV”) charging equipment and networked EV charging services. We offer both residential and commercial EV charging equipment, enabling EV drivers to easily recharge at various location types.

Our principal line of products and services is our Blink EV charging network (the “Blink Network”) and EV charging equipment (also known as electric vehicle supply equipment) and EV related services. Our Blink Network consists of proprietary cloud-based software that operates, maintains and tracks all of the Blink EV charging stations and the associated charging data. The Blink Network provides property owners, managers and parking companies, who we refer to as our “Property Partners,” with cloud-based services that enable the remote monitoring and management of EV charging stations payment processing, and provide EV drivers with vital station information including station location, availability and applicable fees.

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

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. As of December 31, 2019, the Company has sold or deployed a total of approximately 14,778 charging units, of which, 5,199 were Level 2 commercial charging units, 104 were DC fast charging units and 1,200 were residential charging units. Included in the above total number are approximately 353 Level 2 units deployed on other networks and 7,922 non-networked, residential charging units.

In December 2019, we received one of our largest single orders from InterEnergy, an owner and operator of power generation, transmission and distribution assets in Latin America, including the Dominican Republic, where its CEPM subsidiary provides energy solutions to more than 66% of the national tourism sector, to bring EV charging infrastructure to the Dominican Republic and Panama. As part of InterEnergy’s total investment in the deployment of 500 charging stations for electrical vehicles, InterEnergy acquired 200 Blink charging stations, including Level 2 charging stations, DC Level 3 fast chargers and networked residential smart units for a total initial purchase of $1.2 million in Blink hardware. Approximately 30% of the purchase price was paid to us in December 2019, with the balance payable upon shipment of the remaining units, expected to occur in the first quarter of 2020.

As reflected in our consolidated financial statements as of December 31, 2019, we had a cash balance of $3,975,494, working capital of $5,791,444 and an accumulated deficit of $169,504,981. During the years ended December 31, 2019 and 2018, we incurred net losses of $9,648,500 and $3,421,203, respectively. We have not yet achieved profitability.

Results of Operations

Year Ended December 31, 2019 Compared Year Ended December 31, 2018

Revenues

Total revenue for the year ended December 31, 2019 was $2,759,190 compared to $2,686,237 for the year ended December 31, 2018, an increase of $72,953, or 3%.

Charging service revenue for company-owned charging stations was $1,359,218 for the year ended December 31, 2019 compared to $1,264,719 for the year ended December 31, 2018, an increase of $94,499, or 7%. The increase was attributable to a greater number (approximately 300) of charging stations in the network as compared to the same 2018 period.

Revenue from product sales was $856,243 for the year ended December 31, 2019, compared to $476,930 for the year ended December 31, 2018, an increase of $379,313, or 80%. This increase was attributable to the rolling out of second generation charging stations in 2019 resulting in sales of Generation 2 chargers of $494,000.

Network fee revenue was $301,627 for the year ended December 31, 2019, compared to $241,826 for the year ended December 31, 2018, an increase of $59,801, or 25%. The increase was commensurate with the increase in the number (approximately 200) of host owned charging stations on our network as compared to 2018.

Warranty revenue was $52,996 for the year ended December 31, 2019, compared to $109,614 for the year ended December 31, 2018, a decrease of $56,618, or 52%. The decrease was primarily attributable to a decrease in the renewal rate of Property Partners of host owned chargers warranty contracts.

Grant and rebate revenues were $22,396 for the year ended December 31, 2019, compared to $74,776 for the year ended December 31, 2018, a decrease of $52,380, or 70%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The ability to secure grant revenue is typically unpredictable and, therefore, uncertain. The 2019 revenue was related to the amortization of previous years’ grants.

Other revenue decreased by $351,662 to $166,710 for the year ended December 31, 2019, compared to $518,372 for the year ended December 31, 2018. The decrease was primarily attributable to fewer Low Carbon Fuel Standard (LCFS) credits generated in 2019 compared to 2018, which amounted to $331,120 for the year ended December 31, 2018, as compared to $123,446 for the year ended December 31, 2019. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon. The value of the credits is subject to market conditions and our current policy is to sell the credits generated every one-to-two years as market conditions permit.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold (including commissions), connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the year ended December 31, 2019 was $2,366,779, compared to $1,783,747 for the year ended December 31, 2018, an increase of $583,032 or 33%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of charging services for company-owned charging stations (electricity reimbursements) decreased by $30,844 to $151,479 for the year ended December 31, 2019, compared to $182,323 for the year ended December 31, 2018, or 17%. The decrease was attributable in 2019 to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $44,691, or 12%, to $420,075 during the year ended December 31, 2019, compared to $375,384 for the year ended December 31, 2018. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts per their agreements and the increase in the number of Company-owned chargers on the network in 2019.

Cost of product sales increased by $535,144, or 126%, from $426,048 for the year ended December 31, 2018, compared to $961,192 for the year ended December 31, 2019. The cost of product sales is based on the mix of the types of charging stations and parts sold. The 2019 period includes a provision for slow-moving or excess inventory of $437,068 relating to non-Generation 2 inventory. Additionally, the increase was commensurate with increased product sales during the year ended December 31, 2019.

Network costs decreased by $23,195, or 8%, to $255,339 for the year ended December 31, 2019, compared to $278,534 for the year ended December 31, 2018. The decrease was attributable to recently negotiated rate reductions.

Warranty and repairs and maintenance costs increased by $188,888, or 72%, to $450,765 for the year ended December 31, 2019 from $261,877 for the year ended December 31, 2018. The increase was attributable to significant efforts expended to reduce the backlog in warranty cases. As of December 31, 2019, we recorded a liability of $12,000 representing the estimated cost of existing backlog of known warranty cases. We estimate the cost to repair chargers which we own to approximate $231,000.

Depreciation and amortization expense declined by $131,652, or 51%, to $127,929 for the year ended December 31, 2019, compared to $259,581 for the year ended December 31, 2018, as additional underlying assets became fully depreciated during 2019 and the impact upon depreciation expense as a result of the of the longer lives associated with the Generation 2 chargers deployed in 2018 which replaced shorter life chargers.

Operating Expenses

Compensation expense decreased by $2,972,046, or 31%, from $9,722,799 (consisting of approximately $5.2 million of cash compensation and approximately $4.5 million of non-cash compensation) for the year ended December 31, 2018, to $6,750,753 (consisting of approximately $6.0 million of cash compensation and approximately $0.7 million of non-cash compensation) for the year ended December 31, 2019. The decrease was primarily attributable to a decrease in non-cash compensation of $3,000,000 due to common stock awards and $437,000 in cash bonuses, a reduction in cash fees paid to Board of Directors of $75,000, a reduction in recruiting expense of $213,000 offset by an increase in payroll and related benefits of $722,000 due to the hiring of additional employees and senior management.

General and administrative expenses increased by $539,447, or 39%, from $1,377,370 for the year ended December 31, 2018 to $1,916,817 for the year ended December 31, 2019. During the year ended December 31, 2019, we commenced a Sarbanes-Oxley 404 third-party review in order to further document and strengthen our internal controls resulting in related fees of $250,000. During 2019, we completed our federal tax filing project whereby our federal filings are current and up-to-date resulting in an increase of $94,000 in tax preparation fees. We also incurred an increase in marketing expenses of $159,000 to promote Blink brand awareness and to support the sales and deployment effort of our Generation 2 chargers and a general increase in general and administrative expenses of $19,000 for the year ended December 31, 2019.

Other operating expenses increased by $782,754, or 55%, from $1,414,030 for the year ended December 31, 2018 to $2,196,784 for the year ended December 31, 2019. The increase was primarily attributable to an increase in insurance expenses of $111,000 primarily related to Directors and Officers liability insurance, an increase of $359,000 related to the update of our Blink network software, an increase in travel expenses of $196,000 in association with our efforts to enter the European EV market, an increase in rent of $109,000 as result of moving into our larger corporate offices in Miami Beach in September 2018, an increase of $21,000 in state income tax as a result our 2019 initiative to bring our state and local income tax filing on a current and up-to date basis, an increase in software expenses of $151,000 relating to the implementation and related software license purchase of our Oracle software and a general net decrease in other operating expenses of $181,000 during the year ended December 31, 2019.

Other Income (Expense)

Other income decreased by $7,367,063 from $8,190,506 for the year ended December 31, 2018 to $823,443 for the year ended December 31, 2019. During the year ended December 31, 2019, we settled accounts payable resulting in a gain of $273,000 and $383,000 of notes payable, inclusive of accrued interest to the former members of 350 Green in exchange for the cancellation of the notes, the return of 8,066 of our common shares and the payment of $73,000, in 2018, to the former members of 350 Green, resulting in a gain of $310,000. Additionally, we realized net investment income from our cash and marketable securities portfolio of $240,000, and an increase market value of Low Carbon Fuel Standard credits of $21,000. During the year ended December 31, 2018, we settled approximately $17,800,000 of obligations to JMJ with the issuance of series D convertible preferred stock, which resulted in a gain of approximately $5,800,000. Additionally, we realized a decrease in the change in fair value of derivative and other accrued liabilities of $49,102,863 to $5,093,024 during the year ended December 31, 2018, compared to $44,009,839 of expense during the year ended December 31, 2017, as a result of warrant holders exchanging their warrants for equity. During the year ended December 31, 2018, we recorded a gain on the settlement of accounts payable of $972,637, which increased by $949,723 from a gain of $22,914 for the year ended December 31, 2017 period. This increase was due to liabilities being settled pursuant to agreements contingent upon the closing of our public offering on February 16, 2018. These items were offset by a loss on settlement of liabilities for equity of approximately $2,136,860, a reduction in amortization of debt discount of $1,756,244, and a charge of $785,200 related to a contribution of capital by our Chairman and CEO during the year ended December 31, 2018. During the year ended December 31, 2018, we recorded a loss on settlement reserve of $127,941.

Net Loss

Our net loss for the year ended December 31, 2019 increased by $6,227,297, or 182%, to $9,648,500 as compared to $3,421,203 for the year ended December 31, 2018. The decrease was primarily attributable to a decrease in other income (expenses) of $7,367,063 and a decrease in gross profit of $510,079 offset by a reduction in operating expenses of $1,649,845 Our net loss attributable to common shareholders for the year ended December 31, 2019 decreased by $17,231,634 or 64%, from $26,880,134 to $9,648,500 for the aforementioned reasons and due to the deemed dividend attributable to the immediate accretion of the beneficial conversion feature related to the Series B and C Convertible Preferred Stock of $23,458,931.

Total Comprehensive (Loss) Income

Our total comprehensive loss for the year ended December 31, 2019 was $9,465,327 whereas our total comprehensive loss for the year ended December 31, 2018 was $3,421,203. The 2019 period included an increase in the fair value of marketable securities of $183,173.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31,
	2019	2018

Cash	$3,975,494	$15,538,849

Working Capital	$5,791,444	$15,586,510

Notes Payable (Gross)	$10,000	$287,966

During the years ended December 31, 2019 and 2018, we financed our activities from proceeds derived from debt and equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

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

For the years ended December 31, 2019 and 2018, we used cash of $10,958,156 and $13,568,198, respectively, in operations. Our cash used for the year ended December 31, 2019 was primarily attributable to our net loss of $9,648,500, reduced by net non-cash expenses in the aggregate amount of $1,096,965, and by $2,406,621 of net cash used in changes in the levels of operating assets and liabilities. Our cash used for the year ended December 31, 2018 was primarily attributable to our net loss of $3,421,203, increased by net non-cash income in the aggregate amount of $3,947,317, and by $6,199,678 of net cash used in changes in the levels of operating assets and liabilities.

During the years ended December 31, 2019 and 2018, cash used in investing activities was $552,820 and $2,769,132, respectively. During the year ended December 31, 2019 and 2018, the Company used $552,820 and $37,711 to install charging stations and other fixed assets. During the year ended December 31, 2018, the Company used $2,731,421 to purchase marketable securities.

During the years ended December 31, 2019 cash used in financing activities was $52,379 which was used to pay down our liability in connection with internal use software. Net cash provided by financing activities for the year ended December 31, 2018 was $31,691,028, of which $15,052,973 was attributable to the net proceeds from the sale of common stock and warrants in our public offering, and $17,143,055 in proceeds derived from investors in our public offering subsequently exercising their warrants to purchase our common stock. Additionally, $305,000 was provided in connection with issuances of notes payable, offset by the repayment of notes payable of $810,000 from public offering proceeds.

Through December 31, 2019, we incurred an accumulated deficit since inception of $169,504,981. As of December 31, 2019, we had cash and working capital of $3,975,494 and $5,791,444, respectively. During the year ended December 31, 2019, we had net loss of $9,648,500.

As of December 31, 2019, the Company had a remaining purchase commitment of $1,563,600 which will become payable upon the supplier’s delivery of the charging stations. The Company estimates an approximate cost of $231,000 to repair those deployed chargers which it owns as of December 31, 2019. During the year ended December 31, 2018, we entered into purchase commitments to acquire second generation charging stations with an aggregate value of $3,156,629.

There has been no material change in the planned use of proceeds from the public offering as described in our public offering prospectus, dated February 13, 2018. Approximately $4.4 million was to be used for the repayment of certain debt and other obligations, of which, as of December 31, 2019, approximately $3.8 million, had been paid. The remaining amount will be used as follows:

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our operating expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the issuance date of the financial statements included in this Report. Historically, we have been able to raise funds to support our business operations, although there can be no assurance, we will be successful in raising additional funds in the future. We expect to have the cash required to fund our operations into the second quarter of 2020 while we continue to apply efforts to raise additional capital.

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

Critical Accounting Policies

Our critical accounting policies are included in Note 3 – “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements included in this Annual Report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Recently Issued Accounting Standards

Our recently issued accounting standards are included in Note 3 - “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are included in this Annual Report beginning on page F-3. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has designed disclosure controls and procedures that reasonably enable the management including the CEO and CFO to deliberate and take timely decisions regarding required disclosure.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As a result of this evaluation, management concluded that although the Company’s disclosure controls and procedures have improved during the second half of the fiscal year, there has been insufficient time to fully test these improved controls and procedures for operating effectiveness. Further, management has identified several material weaknesses in the Company’s internal controls over financial reporting. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective.

As of the date of this Report, we are working with an outside advisory and consulting firm with expertise in remediating disclosure and internal controls and procedures. We are in the process of reviewing and, where necessary, modifying controls and procedures in order to ensure that these controls and procedures are adequately designed and are operationally effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2019 and that material weaknesses in ICFR existed as more fully described below.

Management has identified the following material weaknesses as of December 31, 2019:

●	Lack of Formalized Policies and Procedures: Based on management’s review of key accounting policies and procedures as of December 31, 2019, we have determined that although such policies and procedures exist, they are generally not formalized. Additionally, management has assessed certain policies and procedures as inadequate regarding their design adequacy, including a lack of formalized evidence of their effective operation.

●	Management has since identified, prioritized and prepared several of the critically important accounting policies and procedures and these are being reviewed and implemented. Management is also in the process of formalizing the Company’s IT and security policies and procedures. Management expects to remediate this weakness during 2020.

●	Segregation of Duties: Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions are being performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties in all of our financially significant processes and have concluded that this control deficiency represented a material weakness. Management has reviewed the segregation of duties for each identified business process and is implementing steps to ensure segregation of any conflicting duties duly taking into regard the flat organization structure. Management expects to remediate this weakness during 2020.

●	Internal Control Monitoring: As a result of absence of formalized review of key controls across several business processes and insufficiently formalized documentation evidencing such review, management’s ability to evaluate the design and monitor the effective operation of these preventative and detective internal controls is limited. Additionally, absence of formalized review of Service Organization Control reports provided by Service Providers engaged by the Company and related user control considerations could undermine the operational effectiveness of internal controls of such business processes where outsourced service providers are integral part of the process. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks has been assessed as inadequate.

●	The Company did not maintain effective controls over logical access management. Specifically, effective controls were not in place for: (a) providing access to IT resources and facilities only to appropriate authorized individuals with adequate segregation of duties; (b) restricting administrative access to NetSuite and its modules only to IT personnel; (c) withdrawing access from terminated users in a timely manner and in accordance with procedures to be established in this regard; and (d) not enabling multifactor authentication for effective administration of the Company’s application on the cloud platform.

●	The Company did not maintain effective controls over changes to master files/tables relating to accounts payable, accounts receivable, indirect taxes, current assets, inventory, fixed assets and general ledger. Specifically, effective controls were not in place for: (a) approving new items being added to the relevant master file/table; and (b) validating changes to the relevant master file/ table at the end of the period.

●	The Company did not maintain effective controls over: (a) review, approval and documentation of material journal entries including those involving estimates and judgments; (b) periodic reconciliation and review of significant accounts including accruals, prepayments, right of use assets and operating liabilities in order to ensure their completeness, timeliness and accuracy; (c) identification and review of transactions pertaining to related parties; and (d) analytical procedures to detect any material misstatements to the financial statements.

Management has identified the significant business and entity level processes based on a scoping and financial risk assessment. For each of these processes, Management has prepared detailed process narratives and risk and control matrices with what-could-go-wrong scenarios and identified key controls to mitigate the various risks relating to financial reporting. Though significant progress has been made in firming up the design of the processes and underlying controls, management has not yet been able to validate the operational effectiveness of the controls as of December 31, 2019.

Management expects to establish a formal review and approval mechanism (including in its recently implemented ERP System, NetSuite), leverage the benefits of more automated controls, streamline the review and approval process and then validate the operational effectiveness of these controls. Management expects to remediate this weakness during 2020.

Management is in the process of reviewing and implementing restricted access rights, instituting necessary preventive and detective controls over changes to master files/tables, leveraging NetSuite to create proper tracking that would enable review, approval of journal entries and storage of supporting documentation. Management is also in the process of designing and implementing appropriate analytical procedures to act as a strong detective mechanism. Management expects to remediate and resolve these material weaknesses during 2020 and report progress on a periodic basis.

Changes in Internal Control Over Financial Reporting

Except the above, there were no changes in the Company’s internal control over the financial reporting during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name and ages of our directors and executive officers, and their positions with us, as of March 27, 2020:

Name	Age	Positions With Us

Michael D. Farkas	48	Chairman of the Board and Chief Executive Officer
Michael P. Rama	53	Chief Financial Officer
Louis R. Buffalino	64	Director
Donald Engel	87	Director
Jack Levine	69	Director
Kenneth R. Marks	74	Director
Ritsaart J.M. van Montfrans	48	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Michael D. Farkas has served as our Chief Executive Officer from 2010 to July 2015 and from October 2018 to date. Mr. Farkas has served as a member of the Board since 2010 and has been the Chairman of the Board since January 2015. Mr. Farkas is the founder and manager of FGI, a privately-held investment firm. Mr. Farkas is the founder, a director and the Chief Executive Officer of Balance Labs, Inc., a consulting firm that provides business development and consulting services to startup development stage business. Mr. Farkas also currently holds the position of Chairman and Chief Executive Officer of the Atlas Group, in which its subsidiary, Atlas Capital Services, was a broker-dealer that had successfully raised capital for a number of public and private clients until it withdrew its FINRA registration in 2007. Over the last 20 years, Mr. Farkas has established a successful track record as a principal investor across a variety of industries, including telecommunications, technology, aerospace and defense, agriculture, and automotive retail. Mr. Farkas attended Brooklyn College where he studied Finance.

As the Chairman and Chief Executive Officer and one of the company’s largest stockholders, Mr. Farkas leads the Board and guides the company. Mr. Farkas brings extensive industry knowledge of the company and a deep background in emerging growth companies and capital market activities. His service as Chairman and Chief Executive Officer creates a critical link between management and the Board.

Michael P. Rama has served as our Chief Financial Officer since February 10, 2020. He acted as an independent financial consultant from July 2019 until he joined us and previously served as the Vice President and Chief Financial Officer of NV5 Global, Inc., a Nasdaq Capital Markets-traded company that provides professional and technical engineering and consulting solutions for public and private sector clients in the infrastructure, energy, construction, real estate and environmental markets, from September 2011 to June 2019. At NV5 Global, Mr. Rama was responsible for all accounting, finance and treasury functions and the company’s SEC reporting. From October 1997 until August 2011, Mr. Rama held various accounting and finance roles with AV Homes, Inc. (formerly known as Avatar Holdings, Inc.), including as principal financial officer, chief accounting officer and controller. Mr. Rama has more than 20 years of experience with SEC compliance, establishment and maintenance of internal controls, and capital markets and acquisition transactions. Mr. Rama earned a Bachelor of Science degree in accounting from the University of Florida and is a Certified Public Accountant.

Louis R. Buffalino joined our Board of Directors in December 2019. He has been a senior real estate executive for more than 35 years. He is currently a Senior Vice President of Cushman & Wakefield, a global real estate services firm, since 2012. At Cushman & Wakefield, Mr. Buffalino is responsible for institutional property investment sales, site selection, lease negotiations and corporate consulting. Mr. Buffalino has previously worked at other commercial real estate services and investment firms including serving as a Senior Vice President at Jones Lang LaSalle from 2009 to 2012, a First Vice President at CB Richard Ellis from 2002 to 2009, and a First Vice President at Donaldson, Lufkin & Jenrette/Credit Suisse in its corporate real estate group from 2000 to 2002. Mr. Buffalino received a B.A. degree from Providence College.

Mr. Buffalino has extensive experience and contacts working with large property owners, managers and developers, making his input invaluable to the Board’s discussions of EV charging station deployment decisions, and our ongoing sales, marketing and growth strategies.

Donald Engel has served on our Board of Directors since July 2014. Mr. Engel is currently a consultant to Palisades Capital Management LLC which serves as an investment advisor with regard to our marketable securities portfolio. Mr. Engel served as a Managing Director and consultant at Drexel Burnham Lambert for 15 years. Mr. Engel managed and developed new business relationships and represented clients such as Warner Communications and KKR & Co., L.P. Mr. Engel also served as a consultant to Bear Stearns and as a Director of such companies as Revlon, Uniroyal Chemical, Levitz, Banner Industries, Savannah Pulp & Paper, and APL Corp. In the last decade, Mr. Engel consulted to Morgan Joseph TriArtisan. Mr. Engel attended the University of Richmond.

Mr. Engel has extensive knowledge of capital markets and fostering new business relationships in particular, making his input invaluable to the Board’s discussions on the company’s capital market and mergers and acquisitions activities.

Jack Levine joined our Board of Directors in December 2019. He has been the President of Jack Levine, PA, a certified public accounting firm, since 1984. For more than 30 years, he has been advising corporations on financial and accounting matters and serving as an independent director on numerous boards, frequently as head of their audit committees. Mr. Levine is currently a director and chairman of the audit committee of SignPath Pharma, Inc., a development-stage biotechnology company, since 2010.

Mr. Levine’s previous board memberships included Provista Diagnostics, Inc., a cancer detection and diagnostics company focused on women’s cancer, from 2011 to 2018 (also serving as chairman of its audit committee); Biscayne Pharmaceuticals, Inc., a biopharmaceutical company discovering and developing novel therapies based on growth hormone-releasing hormone analogs; Grant Life Sciences, a research and development company focused on early detection of cervical cancer, from 2004 to 2008 (also serving as chairman of its audit committee); and Pharmanet, Inc., a global drug development services company providing a comprehensive range of services to pharmaceutical biotechnology, generic drug and medical device companies, from 1999 to 2007 (also serving as chairman of its audit and other committees). Mr. Levine also served as a director and audit committee chair of Beach Bank, a community bank, from 2000 to 2006, Prairie Fund, a mutual fund, from 2000 to 2006, and Bankers Savings Bank, a community bank, from 1996 to 1998, and was a member of the audit committee of Miami Dade County School Board, the nation’s third largest school system, from 2004 to 2006. Mr. Levine is a certified public accountant licensed by the States of Florida and New York. He also is a member of the National Association of Corporate Directors, Association of Audit Committee Members and American Institute of Certified Public Accountants. Mr. Levine received a B.A. degree from Hunter College of the City University of New York and an M.A. from New York University.

Mr. Levine demonstrates extensive knowledge of complex financial, accounting, tax and operational issues highly relevant to our growing business. Through his decades of service as a board member, he also brings significant working experience in corporate controls and governance.

Kenneth R. Marks joined our Board on March 23, 2020. He is currently the President of KRM Energy Advisors LLC, which focuses on providing strategic and financing advice in the energy sector. Mr. Marks was previously Managing Director and Head of Power, Utilities and Renewables for the Americas for HSBC from 2011 to 2016 in which he was responsible for leading the bank’s investment banking and commercial banking services for clients in the sector in North and South America, including the provision of strategic advice, financing and other bank products. Prior to HSBC, he worked for Morgan Stanley as an investment banker for 33 years in increasingly senior roles, including as Managing Director in the Global Power and Utility Group.  In this role, Mr. Marks provided the full range of Morgan Stanley’s banking products to clients in the sector, including strategic advice, debt and equity financing, and derivatives/hedging.  Mr. Marks’ experience at Morgan Stanley also included participation in specialized groups at the investment bank focusing on mergers and acquisitions, financial restructuring, project financing, valuations and corporate finance.  Throughout his tenure at Morgan Stanley, Mr. Marks was based in the United States, except for three years when he was based in Hong Kong as Head of M&A and Project Finance for the region.

Mr. Marks is a member of the Board of Directors of the Coalition for Green Capital, a non-profit entity whose mission is to foster development of clean energy and energy efficiency, and Chairman of its Audit Committee. Mr. Marks received a B.S. degree in electrical engineering from Bucknell University, an M.B.A. in industrial management from the Wharton School of University of Pennsylvania, and a Ph.D. in finance from New York University. For a number of years, Mr. Marks served on the faculty at NYU teaching courses in its M.B.A. program and has published articles in numerous journals including Public Utilities Fortnightly, Energy Biz and Harvard Business Review.

Mr. Marks’ experience in the power, utility and renewable area and his leadership positions at a leading global investment bank, one of the largest global commercial banks and at a non-profit entity applicable to the sector makes his input invaluable to our Board’s discussions of the EV charging and alternative energy markets. He also brings transactional expertise in mergers and acquisitions and capital markets.

Ritsaart J.M. van Montfrans joined our Board of Directors in December 2019. He is an experienced entrepreneur in Europe. He is currently the Chief Executive Officer of Incision Group, a medtech startup in team performance and education, since January 2017, and co-founded and led ScaleUpNation, a growth accelerator for ventures with large scale-up potential, from February 2016 to January 2017, each in Amsterdam, the Netherlands.

In February 2009, Mr. van Montfrans founded NewMotion, which grew to become the leading service provider for electric vehicles in Europe, with the largest public network of charging stations. Mr. van Montfrans served as Chief Executive Officer and International Business Development Director of NewMotion until February 2016, shortly before the company was purchased by Royal Dutch Shell. Prior to NewMotion, Mr. van Montfrans was a partner of H2 Equity Partners, an investment firm in Amsterdam, from September 2002 to February 2009, an engagement manager at McKinsey & Co. in Amsterdam from May 1999 to September 2002, and an associate in the mergers and acquisitions group of J.P. Morgan in London. Mr. van Montfrans received a Master of Science degree in business from the University of Groningen in the Netherlands.

Mr. van Montfrans’ day-to-day operational leadership of NewMotion and in-depth knowledge of the EV charging market and broad range of companies in the industry (with a focus on Western Europe) make him well qualified to be a member of the Board.

At our 2019 Annual Meeting of Stockholders held on December 12, 2019, former directors James Christodoulou, Robert C. Schweitzer and Grant E. Fitz did not stand for reelection. Mr. Christodoulou served as our President and Chief Operating Officer through March 13, 2020.

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

Board of Directors

The Board held five meetings in 2019 and all of the directors attended at least 75% of the total number of meetings of the Board and committees on which they served. In addition, the Board of Directors took action six times during 2019 by unanimous written consent in lieu of a meeting, as permitted by applicable law. We, and the Board, expect all current directors to attend our annual meetings of stockholders barring unforeseen circumstances or irresolvable conflicts. We do not have a written policy on Board attendance at annual meetings of stockholders; however, we do schedule a Board meeting immediately after the annual meeting for which members attending receive compensation.

Board Composition

Our Board is currently comprised of six directors. In December 2019, Mr. Levine was designated as our lead independent director. During 2019 (through December 12, 2019), Mr. Schweitzer served in that role. Our articles of incorporation and bylaws permit our stockholders to establish by resolution the authorized number of directors. The Board’s committees are described below.

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

Our audit committee is currently comprised of Messrs. Levine (Chair), Buffalino and van Montfrans. During 2019 (through December 12, 2019), the audit committee consisted of Messrs. Schweitzer, Engel and Fitz. Our Board has determined that each of the directors presently serving on the audit committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and Nasdaq. In addition, our Board has determined that Mr. Levine meets the requirements of a financial expert as defined under the applicable rules and regulations of the SEC and who has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Our Board has considered the independence and other characteristics of each member of our audit committee, and our Board believes that each member meets the independence and other requirements of Nasdaq and the SEC. Our audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

During 2019, the audit committee met four times.

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

Our compensation committee is currently comprised of Messrs. Buffalino (Chair) and Levine. During 2019 (through December 12, 2019), the compensation committee consisted of Messrs. Schweitzer and Engel. Our Board has considered the independence and other characteristics of each member of our compensation committee. Our Board believes that each present member of our compensation committee meets the requirements for independence under the current requirements of Nasdaq, is a non-employee director as defined by Rule 16b-3 promulgated under the Exchange Act and is an outside director as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986. Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq.

During 2019, the compensation committee met three times separately and in conjunction with several meetings of the Board of Directors due to the small size of the Board and the committee’s limited activities.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee was established in December 2013. Our nominating and corporate governance committee is currently comprised of Messrs. Levine (Chair) and Buffalino. During 2019 (through December 12, 2019), the nominating and corporate governance committee consisted of Messrs. Schweitzer and Fitz. Our nominating and corporate governance committee is responsible for the review of corporate governance, identifying, review the composition of and evaluate the performance of the Board; recommend persons for election to the Board and evaluate director compensation; review the composition of committees of the Board and recommend persons to be members of such committees; review and maintain compliance of committee membership with applicable regulatory requirements; and review conflicts of interest of members of the Board and corporate officers. The committee may use outside consultants to assist in identifying candidates and will also consider advice and recommendations from stockholders, management, and others as it deems appropriate. When evaluating director nominees, our directors consider the following factors:

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

During 2019, the nominating and corporate governance committee met one time separately and in conjunction with several meetings of the Board of Directors due to the small size of the Board and the committee’s limited activities.

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

Director Independence

Our shares of common stock and warrants are traded on the Nasdaq Capital Market. Under the rules of Nasdaq, “independent” directors must make up a majority of a listed company’s board of directors. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent within the meaning of the applicable Nasdaq rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Our Board has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our Board determined that Messrs. Buffalino, Levine and van Montfrans qualify as “independent” directors within the meaning of the Nasdaq rules. As a result, a majority of our directors are independent, as required under applicable Nasdaq rules. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Board Leadership Structure

Michael D. Farkas has been a director since 2010, our Chairman of the Board since January 2015 and Chief Executive Officer from 2010 to July 2015 and again since October 2018. We believe that having one person, particularly Mr. Farkas with his wealth of industry and executive management experience, his extensive knowledge of the operations of the company and his own history of strategic thinking, serve as both Chairman and Chief Executive Officer is the best leadership structure for us because it demonstrates to our employees, customers and stockholders that the company is under strong leadership, with a single person setting the tone and having primary responsibility for managing our operations. This unity of leadership promotes strategy development and execution, timely decision-making and effective management of our resources. We believe that we have been well served by this structure.

As described above, three of our six directors are independent. In addition, all of the directors on each of the audit committee, compensation committee and nominating and corporate governance committee are independent directors and each of these committees is led by a committee chair. The committee chairs set the agendas for their committees and report to the full board on their work. As required by Nasdaq, our independent directors meet in executive session without management present as frequently as they deem appropriate, typically at the time of each regular in-person Board meeting. All of our independent directors are highly accomplished and experienced businesspeople in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with Board processes. Our independent directors bring experience, oversight and expertise from outside the company and industry, while our Chairman and Chief Executive Officer brings company-specific experience and expertise.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required to by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms received by us, or representations from certain reporting persons that no year-end Forms 5 were required for those persons, we believe that, during the year ended December 31, 2019, all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except for a Form 3 filing by Mr. Fitz and late Form 4 filings by Messrs. Christodoulou, Engel, Farkas and New, due to administrative delays.

ITEM 11.	EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our principal executive officer who served as such during all of 2019 (Michael D. Farkas), and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of 2019 (James Christodoulou and Jonathan New) (the “named executive officers”).

Summary Compensation Table

	Award Compensation
Name and				Stock	Option	All Other
Principal Position	Year	Salary	Bonus	Awards (4)	Awards (4)	Compensation	Total

Michael D. Farkas (1)	2019	$480,102	$-	$-	$-	$68,336	$548,438
Chairman and Chief Executive Officer	2018	$442,500	$515,713	$-	$1,337	$2,379,166	$3,338,716

James Christodoulou (2)	2019	$250,000	$62,500	$22,288	$40,553	$27,238	$402,579
President and Chief Operating Officer	2018	$88,141	$61,888	$-	$-	$4,176	$154,205

Jonathan New (3)	2019	$225,103	$56,250	$26,288	$47,795	$12,140	$367,576
Chief Financial Officer	2018	$107,452	$72,779	$-	$-	$6,264	$186,495

1.	Michael D. Farkas serves as our Chairman and Chief Executive Officer and was appointed to these positions in January 2015 and October 2018 (and previously from 2010 to July 2015), respectively. Pursuant to the Third Amendment and the Conversion Agreement (as each term is defined under “Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements – Michael D. Farkas Employment Agreement” below), we paid $560,295 in salary to Mr. Farkas in 2018 in the form of shares of common stock and stock options. We also paid a bonus to Mr. Farkas in 2018 in the form of 75,235 shares of common stock having a fair value of $515,713 at the time of issuance (inclusive of a tax gross-up of $155,713).

Included in All Other Compensation for Mr. Farkas are (i) company-paid health insurance benefits of $23,877 and $22,220 in 2019 and 2018, respectively, (ii) company-paid car lease and insurance expenses of $44,459 and $29,548 in 2019 and 2018, respectively, and (iii) $394,466 of commissions in 2018 payable to Farkas Group Inc., a company controlled by Mr. Farkas, relating to the installation of chargers and a placement fee. The compensation listed in All Other Compensation is also for Mr. Farkas’ service as a member of our Board. In 2018, Mr. Farkas received director fees of $72,644, of which $34,404 represented payment in the form of warrants.

2.

Mr. Christodoulou served as our President and Chief Operating Officer through March 13, 2020. Mr. Christodoulou was appointed Chief Operating Officer in August 2018 and President in October 2018. Included in Mr. Christodoulou’s 2018 bonus of $61,888 is a $21,404 accrual for 2018, which was paid during the first half of 2019. During 2019, we granted 4,319 and 14,165 shares of common stock and stock options, respectively. Included in All Other Compensation for Mr. Christodoulou is company-paid health insurance benefits of $27,238 and $4,176 for 2019 and 2018, respectively.

3.

Mr. New served as our Chief Financial Officer from July 2018 through February 10, 2020. Included in Mr. New’s 2018 bonus of $72,779 is a $21,404 accrual for 2018, which was paid during the first half of 2019. During 2019, we granted 5,090 and 16,694 shares of common stock and stock options, respectively. Included in All Other Compensation for Mr. New is company-paid health insurance benefits $12,140 and $6,264 for 2019 and 2018, respectively.

4.	The amounts reported in these columns represent the grant-date fair value of the stock and option awards granted during the years ended December 31, 2019 and 2018, calculated in accordance with FASB ASC Topic 718. The assumptions used in calculating these amounts are discussed in Note 12 of the Notes to Consolidated Financial Statements included in this Annual Report.

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

Effective June 15, 2017, we and Mr. Farkas entered into a third amended employment agreement (“Third Amendment”). The Third Amendment was approved by our compensation committee and the Board as a whole (with Mr. Farkas recusing himself from this vote). The Third Amendment, which superseded the First Amendment and Second Amendment, clarified that, on a going-forward basis, the Chairman position held by Mr. Farkas would be the principal executive officer of our company. Mr. Farkas was appointed to this position for a term of three years, with an automatic one-year renewal unless either party terminates Mr. Farkas’ employment with our company at least 60 days prior to the expiration of the term. We agreed that Mr. Farkas was to be paid $20,000 per month from July 24, 2015 to November 24, 2015 and we agreed to pay Mr. Farkas the equivalent of $15,000 per month in cash compensation for the past 18 months (from December 1, 2015 to May 31, 2017), or $270,000. Prior to entering into the Original Farkas Employment Agreement, we and an entity controlled by Mr. Farkas entered into (i) a Consulting Agreement, dated October 20, 2009 (“Consulting Agreement”), and (ii) a Car Charging Group, Inc. Fee/Commission Agreement, dated November 17, 2009 (“Fee Agreement”), and, after entering into the Original Farkas Employment Agreement, the parties entered into a Patent License Agreement, dated March 29, 2012, among our company, Mr. Farkas and Balance Holdings, LLC and the March 11, 2016 Agreement regarding the Patent License Agreement (with the Fee Agreement and the Consulting Agreement, “Affiliate Agreements”). Additionally, the Original Farkas Employment Agreement included a provision whereby any stock options or warrants awarded to Mr. Farkas (or Farkas Group, Inc.) by us that were exercised by Mr. Farkas or that expired would be replaced by us. Such replacement stock options and warrants would have a new exercise price that is 1% above the market price on the new issue date.

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

James Christodoulou Employment Agreement. Mr. Christodoulou was appointed President pursuant to an offer letter (the “Christodoulou Offer Letter”) executed on August 28, 2018. The Christodoulou Offer Letter provided that Mr. Christodoulou was entitled to receive an annualized base salary of $250,000 and eligible for a cash bonus of 25% of his base salary and equity awards under our 2018 Incentive Compensation Plan with an aggregate award value equal to 50% of his base salary. Mr. Christodoulou served as our President and Chief Operating Officer through March 13, 2020.

Jonathan New Employment Agreement. Mr. New was appointed Chief Financial Officer pursuant to an offer letter dated June 15, 2018 (the “Offer Letter”). Mr. New received an annual base salary of $225,000 and was eligible for an annual incentive bonus in the amount up to 25% of his base salary and awards under our 2018 Incentive Compensation Plan equal to 50% of his base salary. Mr. New served as our Chief Financial Officer through February 10, 2020.

Donald Engel Employment Agreement. Effective January 9, 2020, Donald Engel, a current member of our Board of Directors, entered into an employment agreement with us. The employment agreement with Mr. Engel extends for a term expiring on January 9, 2021, subject to automatic renewal for two additional one-year periods if not otherwise previously terminated by either party. Pursuant to the employment agreement, Mr. Engel has agreed to devote his attention, energy and skills to our business as a business development officer by introducing potential customers to us and assisting us in establishing strategic partnerships. The employment agreement provides that Mr. Engel will receive a base salary at an annual rate of $175,000 for services rendered in such position. In addition, he will be eligible to earn stock options to purchase up to 700,000 shares of our common stock, in increments of 140,000 options on each occasion that we execute an agreement for the sale or deployment of electric vehicle charging stations or ancillary eco-friendly energy products with a customer he has introduced to us. The stock options will have an exercise price equal to the closing market price of our common stock immediately prior to the issuance date, expire five years after the issuance date and be subject to the terms of our 2018 Incentive Compensation Plan.

The employment agreement provides for termination by us for cause upon conviction of a felony, misconduct resulting in significant economic or reputational harm to us, any act of fraud or a material breach of his obligations to us. Upon a change of control of our company, Mr. Engel’s employment will terminate and he will be entitled to all unpaid and outstanding salary and expenses due through the termination date. The employment agreement also contains covenants restricting Mr. Engel from engaging in any activities competitive with our business during the term of the employment agreement and two years thereafter, and prohibiting him from disclosure of confidential information regarding us at any time. Mr. Engel will continue to be a member of our Board but will no longer qualify as an “independent director” under Nasdaq rules.

Michael P. Rama Employment Agreement. In February 2020, we entered into an Employment Offer Letter with Mr. Rama. Pursuant to the Offer Letter, Mr. Rama agreed to devote his full business efforts and time to our company as its Chief Financial Officer. The Offer Letter extends for a term expiring on February 10, 2022, and is automatically renewable for an additional one-year period. The Offer Letter provides that Mr. Rama is entitled to receive an annual base salary of $300,000, payable in regular installments in accordance with the our general payroll practices. Mr. Rama will be eligible for an annual performance cash bonus of 25% of his base salary based on the satisfaction of certain key performance indicators set with the Board’s Compensation Committee. Mr. Rama will be entitled to receive equity awards under the our 2018 Incentive Compensation Plan with an aggregate annual award value equal to 50% of his base salary in the form of restricted stock and stock options. Mr. Rama has also received a $50,000 cash signing bonus.

If Mr. Rama’s employment is terminated by us other than for Cause (which includes willful material misconduct and willful failure to materially perform his responsibilities to us), he is entitled to receive severance equal to up to 12 months of his base salary. If there is a buy-out or a “change of control,” Mr. Rama will also be entitled to obtain his base salary for a period of 12 months as a severance payment. Mr. Rama is entitled to vacation and other employee benefits in accordance with the Company’s policies.

As part of executing the Offer Letter, Mr. Rama entered into our standard Employee Confidentiality and Assignment of Inventions Agreement prohibiting Mr. Rama from disclosure of confidential information regarding the Company, restricting Mr. Rama from engaging in any activities competitive with our business and confirming that all intellectual property developed by Mr. Rama relating to our business constitutes our exclusive property.

Equity Compensation Plans

As of December 31, 2019, stock options to purchase an aggregate of 930,345 shares of common stock and 245,163 restricted shares of our common stock were outstanding and initially issued to employees and consultants under previous incentive compensation plans.

In July 2018, our Board adopted the Blink Charging Co. 2018 Incentive Compensation Plan (the “2018 Plan”). The holders of a majority of our shares of common stock approved the 2018 Plan at our stockholders meeting held on September 7, 2018. The 2018 Plan enables us to grant stock options, restricted stock, dividend equivalents, stock payments, deferred stock, restricted stock units, stock appreciation rights, performance share awards, and other incentive awards to employees, directors, consultants and advisors, and to improve our ability to attract, retain and motivate individuals upon whom our sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in us. Stock options granted under the 2018 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to us or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if, issued to a 10% or greater shareholder, must be at least 110% of the fair market value on the date of the grant.

The 2018 Plan is administered by the Compensation Committee of the Board, which has discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2019 Plan is 5,000,000, as adjusted. No awards may be issued on or after September 7, 2028. Through December 31, 2019, we have granted an aggregate of 239,082 stock option awards under the 2018 Plan, including the grants described below to our executive officers, directors and consultants.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2019 to the named executive officers.

	Option Awards					Stock Awards
								incentive	incentive
								Equity	Equity
			Equity					plan	plan
			incentive					awards:	awards:
			plan			Number	Market	Number	Market
			awards:			of	value of	of	or payout
	Number of	Number of	Number of			shares	shares	unearned	value of
	securities	securities	securities			or units	of units	shares,	unearned
	underlying	underlying	underlying			of stock	that	units or	shares,
	unexercised	unexercised	unexercised	Option	Option	that	have	other	units or
	options	options	unearned	exercise	expiration	have not	not	rights	other
Name	exercisable	unexercisable	options	price	date	vested	vested	vested	not vested
									(1)
Michael D. Farkas	-	-	100	$20.00	03/09/20	-	$-	-	$-
Michael D. Farkas	-	-	100	$21.00	04/29/20	-	$-	-	$-
Michael D. Farkas	-	-	100	$17.50	06/17/20	-	$-	-	$-
Michael D. Farkas	-	-	100	$9.50	12/04/20	-	$-	-	$-
Michael D. Farkas	-	-	100	$10.00	12/07/20	-	$-	-	$-
Michael D. Farkas	-	-	100	$9.50	12/11/20	-	$-	-	$-
Michael D. Farkas	-	-	100	$9.00	02/10/21	-	$-	-	$-
Michael D. Farkas	-	-	100	$7.50	02/12/21	-	$-	-	$-
Michael D. Farkas	-	-	100	$8.50	02/23/21	-	$-	-	$-
Michael D. Farkas	-	-	100	$16.50	03/29/21	-	$-	-	$-
Michael D. Farkas	-	-	100	$18.50	03/31/21	-	$-	-	$-
Michael D. Farkas	-	-	200	$2.53	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	100	$2.17	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	100	$2.50	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	15,000	$5.25	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	7,000	$30.00	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	8,240	$37.50	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	100	$6.00	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	100	$3.52	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	100	$2.63	12/13/23	-	$-	-	$-
Michael D. Farkas	-	-	-	$-	-	-	$-	75,235	$139,937
Michael D. Farkas	-	-	100	$3.30	04/16/24	-	$-	-	$-
Michael D. Farkas	-	-	4,200	$3.06	05/13/24	-	$-	-	$-
Michael D. Farkas	-	-	100	$3.06	06/06/24	-	$-	-	$-
Michael D. Farkas	-	-	100	$2.99	08/21/24	-	$-	-	$-
Michael D. Farkas	-	-	100	$2.61	10/21/24	-	$-	-	$-
Michael D. Farkas	-	-	100	$2.33	12/17/24	-	$-	-	$-
James Christodoulou	-	-	14,018	$3.13	03/31/24	-	$-	4,319	$8,033
Jonathan New	-	-	16,521	$3.13	03/31/24	-	$-	5,090	$9,467

(1)	Calculated by multiplying the number of shares of common stock by $1.86 which is the quoted market price per share of our common stock as of December 31, 2019.

The following table sets forth our securities authorized for issuance under any equity compensation plans approved by our stockholders, as well as any equity compensation plans not approved by our stockholders, as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	265,550	$8.60	$3,910,999

Equity compensation plans not approved by security holders	-	$-	$-

Total	265,550	$8.60	3,910,999

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2019 and 2018.

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

Compensation of Directors

The following table provides information for 2019 regarding all compensation awarded to, earned by or paid to each person who served as a director for some portion or all of 2019:

	Fees Earned or	Stock		Option/Warrants	All Other
Name	Paid in Cash	Awards		Awards	Compensation	Total
Donald Engel (1)	$56,375	$64,662	(1)	$-	$-	$121,037

Grant E. Fitz (2)	$76,499	$64,662	(2)	$-	$-	$141,161

Robert C. Schweitzer (3)	$118,304	$84,059	(3)	$-	$-	$202,363

Louis R. Buffalino (4)	$6,260	$-		$-	$-	$6,260

Jack Levine (4)	$8,196	$-		$-	$-	$8,196

Ritsaart J.M. van Montfrans (4)	$5,485	$-		$-	$-	$5,485

Total	$271,119	$213,383		$-	$-	$484,502

(1)	Mr. Engel earned $121,037 in board compensation for 2019, which included a stock award for $64,662 (15,674 shares inclusive of a tax gross-up of $25,477).
(2)	Mr. Fitz earned $141,161 in board compensation for 2019 which included a stock award for $64,662 (15,674) shares inclusive of a tax gross-up of $33,119).
(3) (4)

Mr. Schweitzer earned $203,363 in board compensation for 2019 which included a stock award for $84,059 (20,376 shares inclusive of a tax gross-up of $33,119).

Messrs. Buffalino, Levine and van Montfrans became Board members on December 12, 2019.

Agreements Regarding Board Service

On December 11, 2017, the Board approved a Board compensation plan (the “2017 Board Plan”). The 2017 Board Plan had an effective date of November 1, 2017. The 2017 Board Plan applied to the entire Board from November 1, 2017 through February 16, 2018. Since that date, the 2017 Board Plan only applies to the non-employee members of the Board. The employee members of the Board are no longer paid separate compensation for serving on the Board. The 2017 Board Plan superseded all prior compensation arrangements with the Board members.

Pursuant to the 2017 Board Plan, each non-employee member of the Board receives an annual cash retainer of $60,000. The lead independent director of the Board (currently, Mr. Levine) receives a supplemental annual cash retainer in an amount $30,000. Each non-employee member of the Board that serves in a chairperson role or as a member of a committee receives a supplemental annual cash retainer in an amount equal to the corresponding role: (i) Chair of the audit committee — $15,000; Member of the audit committee — $7,500; (ii) Chair of the compensation committee—$10,000; Member of the compensation committee — $5,000; and (iii) Chair of the nominating and corporate governance committee—$10,000; Member of the nominating and corporate governance committee—$5,000. Each non-employee member of the Board receives $1,500 for each in-person Board meeting and $500 for each telephone Board meeting. The annual and supplemental cash retainers are payable quarterly during the last month of each quarter. We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending Board and company meetings or events.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics in December 2013. Our Code of Business Conduct and Ethics applies to all our employees, officers and directors, including our principal executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is posted on our website at www.blinkcharging.com. We intend to disclose future amendments to certain provisions of our Code of Conduct and Business Ethics, or waivers of these provisions with respect to executive officers on our website or in our public filings with the SEC. There were no waivers of the Code of Business Conduct and Ethics in 2019. A copy of our Code of Business Conduct and Ethics will be provided without charge to any person submitting a written request to the attention of the Chief Executive Officer at our principal executive office.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 27, 2020, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each Named Executive Officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days after such date upon the exercise of stock options, warrants or convertible securities. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after March 27, 2020. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days after March 27, 2020 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner (1)	Number		Percent (2)

5% Shareholders:

Justin Keener	2,801,445	(3)	9.9%

Directors and Executive Officers:

Michael D. Farkas	7,345,629	(4)	25.1%

James Christodoulou	-	(5)	*

Jonathan New	-	(6)	*

Donald Engel	631,289	(7)	2.2%

Louis R. Buffalino	–		*

Jack Levine	–		*

Kenneth R. Marks	–		*

Ritsaart J.M. van Montfrans	–		*

Michael P. Rama	–		*

All directors and executive officers as a group (7 persons)	7,976,918	(8)	27.3%

*	Less than 1% of the outstanding shares.

(1)	Each person, except Justin Keener, maintains a mailing address c/o Blink Charging Co., 407 Lincoln Road, Suite 704, Miami Beach, Florida 33139. The address of Mr. Keener is 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169.

(2)	Applicable percentage ownership is based on 27,965,211 shares of common stock outstanding as of March 27, 2020 and the number of options and warrants held by each beneficial owner that has the right to acquire stock through the exercise of options or warrants within 60 days from March 27, 2020.

(3)	Represents (i) 2,848,758 shares of common stock owned by Mr. Keener and (ii) 147,058 shares of common stock issuable upon the exercise of warrants. The aggregate number of shares of common stock into which the shares of series D convertible preferred stock are convertible and warrants are exercisable and which Mr. Keener has the right to acquire beneficial ownership is limited to the number of shares of common stock that, together with all other shares of common stock beneficially owned by Mr. Keener, does not exceed 9.99% of the total outstanding shares of our common stock. Because the number of outstanding shares of common stock of our company has increased since the filing of Mr. Keener’s Schedule 13G/A, the beneficial ownership of Mr. Keener may have correspondingly increased due to his ability to convert additional shares of series D convertible preferred stock and exercise additional warrants pursuant to the 9.99% beneficial ownership limitation. For purposes of voting, on an actual basis, Mr. Keener owns 9.9% of the outstanding shares.

(4)	Represents (i) 1,599,508 shares of common stock owned directly, (ii) 4,197,616 shares of common stock held by Farkas Group Inc., of which Mr. Farkas is the President and has voting and investment power with respect to such shares, (iii) 231,441 shares of common stock held by Balance Group LLC, of which Mr. Farkas is the managing member and has voting and investment power with respect to such shares, (iv) 22,130 shares of common stock held by Ze’evi Group Inc., of which Mr. Farkas is the President and has voting and investment power with respect to such shares, (v) 7,200 shares of common stock held by the Michael D. Farkas Charitable Foundation, of which Mr. Farkas is the trustee and has voting and investment power with respect to such shares, (vi) 90,000 shares of common stock held by Sammy Farkas Foundation, of which Mr. Farkas is the trustee and has voting and investment power with respect to such shares, (vii) 80 shares of common stock held by Farkas Family Irrevocable Trust, of which Mr. Farkas is the trustee and has voting and investment power with respect to such shares, (viii) 15,000 shares of common stock held by Mr. Farkas’ minor children, (ix) 36,740 shares of common stock issuable upon the exercise of stock options, and (x) 1,145,914 shares of common stock issuable upon the exercise of warrants. For purposes of voting, on an actual basis, Mr. Farkas owns 26.71% of the outstanding shares.

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

(5)	Mr. Christodoulou served as President and Chief Operating Officer through March 13, 2020.

(6)	Mr. New served as Chief Financial Officer through February 10, 2020.

(7)	Represents (i) 389,981 shares of common stock owned directly, (ii) 140,300 shares of common stock issuable upon the exercise of stock options, and (iii) 101,008 shares of common stock issuable upon the exercise of warrants, which are currently exercisable. For purposes of voting, on an actual basis, Mr. Engel owns 1.4% of the outstanding shares.

(8)	Includes currently exercisable stock options and warrants to purchase an aggregate of 1,423,962 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Transactions with Michael D. Farkas

Certain persons who provide services to us, including Michael D. Farkas, our Chairman and Chief Executive Officer, and Aviv Hillo, our General Counsel, also provide services and/or serve as officers or directors of Balance Labs, Inc., a consulting firm controlled by Mr. Farkas that provides business development and consulting services to startup development-stage businesses.

In February 2018, in connection with the closing of our 2018 public offering, we repaid $688,238 in principal and interest owed to Mr. Farkas pursuant to convertible notes issued to Farkas Group Inc. (“FGI”), a company controlled by Michael D. Farkas.

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

On March 22, 2018, in connection with the closing of our 2018 public offering, we issued 360,441 shares of common stock to Ardour Capital as placement agent fees related to the $3,500,000 lent by JMJ and the separate $250,000 lent by JMJ to us on January 22, 2018. On the same day, we issued 1,167 shares of common stock to Ardour Capital in connection with placement agent fees related to the sale of our series C preferred stock in December 2014.

On December 6, 2018, in connection with the sale of series C convertible preferred stock in 2014 and 2016, we paid Ardour Capital $93,333 in sales commissions.

Transactions with Palisades Capital Management LLC

Mr. Engel is currently a consultant to Palisades Capital Management LLC which serves as an investment advisor with regard to our marketable securities portfolio. For the years ended December 31, 2019 and 2018, we paid Palisades Capital Management LLC fees of $29,057 and $0, respectively.

Joint Venture

We entered into a shareholders’ agreement with a group of three Cyprus entities on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. We own 40% of the Entity while the other three entities own 60% of the Entity. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which started operations in the Greek EV market. There are currently no plans for us to make any capital contributions or investments. During the year ended December 31, 2019, we recognized sales of approximately $42,000 to Hellas and as of December 31, 2019, we had a receivable from Hellas of approximately $42,000.

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

Director Independence

Our shares of common stock and warrants are traded on the Nasdaq Capital Market. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of our company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

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

Our Board of Directors has determined that Louis R. Buffalino, Jack Levine and Ritsaart J.M. van Montfrans are “independent,” as independence is defined in the listing rules for the Nasdaq Stock Market. Accordingly, three of our six directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Marcum LLP served as our independent registered public accountants for the years ended December 31, 2019 and 2018.

Audit Fees

For our fiscal years ended December 31, 2019 and 2018, we were billed approximately $233,257 and $223,860, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors or the years ended December 31, 2019 and 2018.

Tax Fees

For our fiscal years ended December 31, 2019 and 2018, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For our fiscal years ended December 31, 2019 and 2018, we were billed approximately $0 and $77,250, respectively, for professional services rendered by our independent auditors related to related to the Registration Statement on Form S-1 and amendments thereto filed with the SEC in those years.

Pre-Approval Policies

Following the election of all three current members to the Board’s audit committee, such newly-constituted committee began its activities in December 2019 and has reviewed and approved all services and fees from that date forward. Prior to then and since November 2017, all of the above services and fees were reviewed and approved by the Board’s former audit committee that consisted of Messrs. Schweitzer, Engel and Grant. No services were performed before or without approval.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index of this registration statement and below in this Item 15:

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.3	Certificate of Designations for Series D Preferred Stock	8-K	3.1	02/21/2018
4.1	Warrant Agency Agreement by and between the Company and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering	8-K	4.1	02/21/2018
4.2	Form of Common Stock Purchase Warrant dated April 9, 2018	8-K	4.1	04/19/2018
4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.3		X
10.1*	Executive Employment Agreement by and between the Company and Michael D. Farkas dated October 29, 2010	10-K	10.17	04/16/2013
10.2*	First Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated December 23, 2014	8-K	10.4	12/29/2014
10.3 *	Second Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated July 24, 2015	10-K	10.4	07/29/2016
10.4 *	Third Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated June 15, 2017	S-1/A	10.7	07/06/2017
10.5*	2012 Omnibus Incentive Plan	8-K	10.1	12/06/2012
10.6*	2013 Omnibus Incentive Plan	8-K	10.1	02/21/2013
10.7*	2014 Omnibus Incentive Plan	10-K	10.7	07/29/2016
10.8*	2015 Omnibus Incentive Plan	10-K	10.8	07/29/2016
10.9*	Form of 2015 Omnibus Incentive Plan Stock Option Award Agreement	10-K	10.9	07/29/2016
10.10	Patent License Agreement, dated March 29, 2012, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas	10-K	10.21	04/16/2013
10.11	Patent License Agreement, dated March 11, 2016, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas	10-Q	10.3	08/04/2016
10.12	Revenue Sharing Agreement, dated April 3, 2013, by and among Car Charging Group, Inc., EV Pass Holdings, LLC, and Synapse Sustainability Trust, Inc.	8-K	10.2	04/26/2013
10.13	Office Lease Agreement, dated April 20, 2018, between Euro American Group, Inc. and Car Charging Inc.	8-K	10.1	05/15/2018
10.14*	2018 Incentive Compensation Plan	Proxy	-	08/14/2018
10.15*	Offer Letter, dated June 15, 2018, between Blink Charging Co. and Jonathan New	8-K	10.1	06/29/2018

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.16*	Offer Letter, dated August 28, 2018, between Blink Charging Co. and James Christodoulou	8-K	10.1	08/30/2018
10.17*	Employment Agreement, dated January 9, 2020, between Blink Charging Co. and Donald Engel	8-K	10.1	01/10/2020
10.18*	Offer Letter, dated February 7, 2020, between Blink Charging Co. and Michael P. Rama	8-K	10.1	02/11/2020
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Marcum LLP				X
31.1	Rule 13a-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer				X
32.2**	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

*	Indicates a management contract or compensatory plan or arrangement.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK CHARGING CO.

Date: April 2, 2020	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: April 2, 2020	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	Chairman of the Board of Directors and Chief Executive Officer	April 2, 2020
Michael D. Farkas	(Principal Executive Officer)

/s/ Michael P. Rama	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2020
Michael P. Rama

/s/ Louis R. Buffalino	Director	April 2, 2020
Louis R. Buffalino

/s/ Donald Engel	Director	April 2, 2020
Donald Engel

/s/ Jack Levine	Director	April 2, 2020
Jack Levine

/s/ Kenneth R.Marks	Director	April 2, 2020
Kenneth R. Marks

/s/ Ritsaart J.M. van Montfrans	Director	April 2, 2020
Ritsaart J.M. van Montfrans

BLINK CHARGING CO. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blink Charging Co. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blink Charging Co. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

April 2, 2020

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2019	2018
Assets

Current Assets:
Cash	$3,975,494	$15,538,849
Marketable securities	3,150,332	2,878,664
Accounts receivable and other receivables, net	206,770	168,169
Inventory, net	2,157,295	1,235,334
Prepaid expenses and other current assets	671,033	839,520

Total Current Assets	10,160,924	20,660,536
Property and equipment, net	1,347,309	383,567
Operating lease right-of-use asset	258,102	255,167
Intangible assets, net	107,415	279,993
Other assets	73,743	71,198

Total Assets	$11,947,493	$21,650,461

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,372,212	$2,582,196
Accrued expenses	897,548	1,544,921
Accrued issuable equity	257,686	318,493
Notes payable	10,000	287,966
Current portion of operating lease liabilities	190,823	99,618
Other current liabilities	73,598	52,379
Current portion of deferred revenue	567,613	357,048

Total Current Liabilities	4,369,480	5,242,621
Operating lease liabilities, non-current portion	84,838	167,971
Other liabilities	58,164	131,762
Deferred revenue, non-current portion	565	13,878

Total Liabilities	4,513,047	5,556,232

Series B Convertible Preferred Stock, 10,000 shares designated, 0 issued and outstanding as of December 31, 2019 and 2018, respectively	-	-

Commitments and contingencies (Note 17)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 0 shares issued and outstanding as of December 31, 2019 and 2018	-	-
Series C Convertible Preferred Stock, 250,000 shares designated, 0 issued and outstanding as of December 31, 2019 and 2018	-	-
Series D Convertible Preferred Stock, 13,000 shares designated, 5,125 and 5,141 shares issued and outstanding as of December 31, 2019 and 2018, respectively	5	5
Common stock, $0.001 par value, 500,000,000 shares authorized, 26,322,583 and 26,118,075 shares issued and outstanding as of December 31, 2019 and 2018, respectively	26,323	26,118
Additional paid-in capital	176,729,926	175,924,587
Accumulated other comprehensive income	183,173	-
Accumulated deficit	(169,504,981)	(159,856,481)

Total Stockholders’ Equity	7,434,446	16,094,229

Total Liabilities and Stockholders’ Equity	$11,947,493	$21,650,461

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statements of Operations

	For The Years Ended
	December 31,
	2019	2018

Revenues:
Charging service revenue - company-owned charging stations	$1,359,218	$1,264,719
Product sales	856,243	476,930
Network fees	301,627	241,826
Warranty	52,996	109,614
Grant and rebate	22,396	74,776
Other	166,710	518,372

Total Revenues	2,759,190	2,686,237

Cost of Revenues:
Cost of charging services - company-owned charging stations	151,479	182,323
Host provider fees	420,075	375,384
Cost of product sales	961,192	426,048
Network costs	255,339	278,534
Warranty and repairs and maintenance	450,765	261,877
Depreciation and amortization	127,929	259,581

Total Cost of Revenues	2,366,779	1,783,747

Gross Profit	392,411	902,490

Operating Expenses:
Compensation	6,750,753	9,722,799
General and administrative expenses	1,916,817	1,377,370
Other operating expenses	2,196,784	1,414,030

Total Operating Expenses	10,864,354	12,514,199

Loss From Operations	(10,471,943)	(11,611,709)

Other Income (Expense):
Interest income (expense), net	73,158	(106,060)
Interest expense - related party share transfer	-	(785,200)
Amortization of discount on convertible debt	-	(528,929)
Gain on settlement of debt	310,000	-
Gain on settlement of accounts payable, net	273,667	972,637
Loss on settlement reserve	-	(127,941)
Change in fair value of derivative and other accrued liabilities	(65,104)	5,093,024
Change in fair value of investments	-	(161,823)
Loss on settlement of liabilities for equity	-	(2,136,860)
Gain on settlement of liabilities to JMJ for equity	-	5,800,175
Gain on extinguishment of derivative liabilities	-	24,240
Other income	231,722	147,243

Total Other Income	823,443	8,190,506

Net Loss	(9,648,500)	(3,421,203)
Deemed dividend	-	(23,458,931)

Net Loss Attributable to Common Shareholders	$(9,648,500)	$(26,880,134)

Net Loss Per Share:
Basic	$(0.37)	$(1.30)
Diluted	$(0.37)	$(1.30)

Weighted Average Number of Common Shares Outstanding:
Basic	26,237,486	20,667,306
Diluted	26,237,486	20,667,306

The accompanying notes are an integral part of these consolidated financial statements.

F-4

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
	2019	2018

Net Loss	$(9,648,500)	$(3,421,203)
Other Comprehensive Income:
Change in fair value of marketable securities	183,173	-
Total Comprehensive Loss	$(9,465,327)	$(3,421,203)

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2019

	Convertible Preferred Stock				Additional	Accumulated Other		Total
	Series D		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2019	5,141	$5	26,118,075	$26,118	$175,924,587	$-	$(159,856,481)	$16,094,229

Stock-based compensation	-	-	71,724	72	424,341	-	-	424,413

Restricted stock issued in satisfaction of accrued issuable equity	-	-	135,722	136	380,995	-	-	381,131

Common stock issued upon conversion of Series D convertible preferred stock	(16)	-	5,128	5	(5)	-	-	-

Return and retirement of common stock	-	-	(8,066)	(8)	8	-	-	-

Other comprehensive income	-	-	-	-	-	183,173	-	183,173

Net loss	-	-	-	-	-	-	(9,648,500)	(9,648,500)

Balance - December 31, 2019	5,125	$5	26,322,583	$26,323	$176,729,926	$183,173	$(169,504,981)	$7,434,446

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2018

											Total
	Convertible Preferred Stock								Additional		Stockholders’
	Series A		Series C		Series D		Common Stock		Paid-In	Accumulated	(Deficiency)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2018	11,000,000	$11,000	229,551	$230	-	$-	5,523,673	$5,524	$119,499,141	$(156,435,278)	$(36,919,383)

Common stock and warrants issued in public offering [1]	-	-	-	-	-	-	4,353,000	4,353	14,876,462	-	14,880,815

Common stock issued upon conversion of Series A convertible preferred stock	(11,000,000)	(11,000)	-	-	-	-	550,000	550	10,450	-	-

Common stock issued in satisfaction of Series B convertible preferred stock	-	-	-	-	-	-	223,235	223	824,777	-	825,000

Common stock issued upon conversion of Series C convertible preferred stock	-	-	(254,557)	(255)	-	-	9,111,644	9,112	(8,857)	-	-

Series D convertible preferred stock issued in satisfaction of liabilities	-	-	-	-	12,005	12	-	-	12,004,988	-	12,005,000

Common stock issued in partial satisfaction of debt and other liabilities	-	-	-	-	-	-	1,488,021	1,488	4,282,500	-	4,283,988

Warrants reclassified from derivative liabilities	-	-	-	-	-	-	-	-	36,445	-	36,445

Series C convertible preferred stock dividends:
Accrual of dividends earned	-	-	-	-	-	-	-	-	(607,800)	-	(607,800)
Payment of dividends in kind	-	-	25,006	25	-	-	-	-	2,500,575	-	2,500,600

Beneficial conversion feature of Series B and C convertible preferred stock	-	-	-	-	-	-	-	-	23,458,931	-	23,458,931

Deemed dividend related to immediate accretion of beneficial conversion of Series B and C convertible preferred stock	-	-	-	-	-	-	-	-	(23,458,931)	-	(23,458,931)

Contribution of capital - related party share transfer (see Note 15)	-	-	-	-	-	-	-	-	785,200	-	785,200

Common stock issued in partial satisfaction of debt and other liabilities	-	-	-	-	-	-	25,669	25	69,975	-	70,000

Common stock issued upon conversion of Series D convertible preferred stock	-	-	-	-	(4,368)	(4)	1,400,000	1,400	(1,396)	-	-

Proceeds from exercise of warrants	-	-	-	-	-	-	4,033,660	4,034	17,139,022	-	17,143,056
											-
Return and retirement of common stock	-	-	-	-	-	-	(2,942,099)	(2,942)	2,942	-	-
											-
Warrants issued in satisfaction of accrued issuable equity	-	-	-	-	-	-	-	-	409,042	-	409,042
											-
Common stock issued upon conversion of Series D convertible preferred stock	-	-	-	-	(2,184)	(3)	700,000	700	(697)	-	-

Return and retirement of common stock previously held as collateral	-	-	-	-	-	-	(23,529)	(24)	(67,034)	-	(67,058)

Commissions paid to placement agents	-	-	-	-	-	-	-	-	(93,333)	-	(93,333)

Common stock issued in satisfaction of accrued issuable equity	-	-	-	-	-	-	395,703	396	898,677	-	899,073

Common stock issued upon conversion of Series D convertible preferred stock	-	-	-	-	(312)	-	100,000	100	(100)	-	-

Stock-based compensation	-	-	-	-	-	-	1,179,098	1,179	3,363,608	-	3,364,787

Net loss	-	-	-	-	-	-	-	-	-	(3,421,203)	(3,421,203)

Balance - December 31, 2018	-	$-	-	$-	5,141	$5	26,118,075	$26,118	$175,924,587	$(159,856,481)	$16,094,229

[1] Includes gross proceeds of $18,504,320, less issuance costs of $3,623,505.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For The Years Ended
	December 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(9,648,500)	$(3,421,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	417,061	360,765
Amortization of discount on convertible debt	-	528,929
Change in fair value of derivative and other accrued liabilities	(65,104)	(5,093,024)
Dividend and interest income	(88,495)	(147,243)
Provision for bad debt	102,940	67,695
Gain on settlement of debt	(310,000)	-
Loss on settlement reserve	-	127,941
Loss on settlement of liabilities for equity	-	2,136,860
Gain on settlement of liabilities to JMJ for equity	-	(5,800,175)
Interest expense - related party share transfer	-	785,200
Provision for slow moving and obsolete inventory	437,068	204,000
Loss on disposal of property and equipment	-	66,746
Gain on settlement of accounts payable, net	(273,667)	(972,637)
Loss on disposal of fixed assets	65,488	-
Loss on impairment of intangible assets	83,135	-
Gain on extinguishment of derivative liabilities	-	(24,240)
Non-cash compensation:
Common stock	547,782	3,612,411
Options	180,757	85,386
Warrants	-	114,069
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(141,541)	(7,946)
Inventory	(2,022,653)	(1,143,262)
Prepaid expenses and other current assets	168,487	(798,226)
Other assets	(2,545)	(3,889)
Accounts payable and accrued expenses	(470,354)	(4,120,435)
Lease liabilities	(135,267)	(62,792)
Deferred revenue	197,252	(63,128)

Total Adjustments	(1,309,656)	(10,146,995)

Net Cash Used in Operating Activities	(10,958,156)	(13,568,198)

Cash Flows From Investing Activities:
Purchases of marketable securities	-	(2,731,421)
Purchases of property and equipment	(552,820)	(37,711)

Net Cash Used In Investing Activities	(552,820)	(2,769,132)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	-	16,243,055
Payment of financing liability in connection with internal use software	(52,379)	-
Payment of public offering costs	-	(1,190,082)
Proceeds from issuance of notes payable to non-related party	-	55,000
Proceeds from exercise of warrants	-	17,143,055
Proceeds from advance from a related party	-	250,000
Repayment of notes and convertible notes payable	-	(810,000)

Net Cash (Used in) Provided by Financing Activities	(52,379)	31,691,028

Net (Decrease) Increase In Cash	(11,563,355)	15,353,698

Cash - Beginning of Year	15,538,849	185,151

Cash - End of Year	$3,975,494	$15,538,849

[1] Includes gross proceeds of $18,504,320, less issuance costs of $2,261,265 deducted directly from the offering proceeds.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows — Continued

	For The Years Ended
	December 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest expense	$-	$44,407

Non-cash investing and financing activities:
Common stock issued in partial satisfaction of debt and other liabilities	$-	$4,353,988
Reduction of additional paid-in capital for public offering issuance costs that were previously paid	$-	$(172,158)
Common stock issued upon conversion of Series A convertible preferred stock	$-	$11,000
Common stock issued in satisfaction of Series B convertible preferred stock	$-	$825,000
Common stock issued upon conversion of Series C convertible preferred stock	$-	$255
Common stock issued upon conversion of Series D convertible preferred stock	$5	$7
Restricted stock issued in satisfaction of accrued issuable equity	$381,131	$899,072
Warrants issued in satisfaction of accrued issuable equity	$-	$409,042
Return and retirement of common stock	$(8)	$2,942
Warrants reclassified from derivative liabilities	$-	$36,445
Accrual of contractual dividends on Series C Convertible Preferred Stock	$-	$607,800
Issuance of Series C Convertible Preferred Stock in satisfaction of contractual dividends	$-	$2,500,600
Transfer of inventory to property and equipment	$(663,624)	$(48,606)
Change in fair value of marketable securities	$183,173	$-
Series D convertible preferred stock issued in satisfaction of liabilities	$-	$12,005,000
Return and retirement of common stock previously held as collateral	$-	$67,058
Internal use software license obtained in exchange for financing obligation	$-	$184,141

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

1. BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

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

The Company has strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. As of December 31, 2019, we had 14,778 charging stations deployed, of which 5,199 were Level 2 commercial charging units, 104 were DC Fast Charging EV chargers and 1,200 were residential charging units. Additionally, as of December 31, 2019, we had 353 Level 2 commercial charging units on other networks and there were also 7,922 non-networked, residential Blink EV charging stations.

2. GOING CONCERN AND MANAGEMENT’S PLANS

As of December 31, 2019, the Company had cash, marketable securities, working capital and an accumulated deficit of $3,975,494, $3,150,332, $5,791,444 and $169,504,981, respectively. During the year ended December 31, 2019, the Company incurred a net loss of $9,648,500. During the year ended December 31, 2019, the Company used cash in operating activities of $10,958,156. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a year after the issuance date of these financial statements. The Company expects to have the cash required to fund its operations into the second quarter of 2020 while it continues to apply efforts to raise additional capital.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

2. GOING CONCERN AND MANAGEMENT’S PLANS – CONTINUED

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

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustment that might become necessary should the Company be unable to continue as a going concern.

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

CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the consolidated financial statements. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. As of December 31, 2019, the Company had cash balances in excess of FDIC insurance limits of $3,494,360.

INVESTMENTS

Available-for-sale debt securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income (loss). Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method. The Company evaluates its available-for-sale-investments for possible other-than-temporary impairments by reviewing factors such as the extent to which, and length of time, an investment’s fair value has been below the Company’s cost basis, the issuer’s financial condition, and the Company’s ability and intent to hold the investment for sufficient time for its market value to recover. For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment then becomes the new amortized cost basis of the investment and it is not adjusted for subsequent recoveries in fair value.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INVESTMENTS - CONTINUED

The following summarizes our investments as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Short-term investments:
Available- for-sale investments	$3,150,332	$2,878,664

The following is a summary of the unrealized gains, and fair value by investment type as of December 31, 2019 and 2018:

	December 31, 2019
	Unrealized Gains, Net	Fair Value
Fixed income	$183,173	$3,150,332

	December 31, 2018
	Unrealized Gains, Net	Fair Value
Fixed income	$-	$2,878,664

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2019 and 2018, there was an allowance for uncollectible amounts of $71,935 and $84,542, respectively. Management estimates the allowance for bad debts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

INVENTORY

Inventory is comprised of electric charging stations and related parts, which are available for sale or for warranty requirements. Inventory is stated at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of sales and inventory that is installed on the premises of participating owner/operator properties, where the Company retains ownership, is transferred to property and equipment at the carrying value of the inventory. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. Based on the aforementioned periodic reviews, the Company recorded an inventory reserve for slow-moving or excess inventory of $892,000 and $396,000 as of December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, the Company’s inventory was comprised solely of finished goods and parts that are available for sale.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

EV charging stations represents the cost, net of accumulated depreciation, of charging devices that have been installed on the premises of participating owner/operator properties or are earmarked to be installed. The Company had no EV charging stations that were not placed in service as of December 31, 2019 and 2018.

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company assesses the recoverability of its long-lived assets by monitoring current selling prices of car charging units in the open market, the adoption rate of various auto manufacturers in the EV market and projected car charging utilization at various public car charging stations throughout its network in determining fair value. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. See Note 5 – Property and Equipment for additional details.

INTANGIBLE ASSETS

Intangible assets were acquired in conjunction with the acquisition of Blink Network LLC (“Blink Network”) during 2013 and were recorded at their fair value at such time. Trademarks are amortized on a straight-line basis over their useful life of ten years. Patents are amortized on a straight-line basis over the lives of the patent (twenty years or less), commencing when the patent is approved and placed in service. Internal-use software is amortized over the term of the agreement with the software provider. See Note 6 – Intangible Assets for additional details.

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION

The Company recognizes revenue pursuant to Topic 606 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under previous accounting principles generally accepted in the United States of America (“U.S. GAAP”) including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company adopted ASC 606 for all applicable contracts using the modified retrospective method, which would have required a cumulative-effect adjustment, if any, as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements as of the date of adoption. As a result, a cumulative-effect adjustment was not required.

The Company recognizes revenue primarily from five different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed in accordance with a contractual relationship between the Company and the owner of the station.

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	For The Years Ended
	December 31,
	2019	2018

Revenues - Recognized at a Point in Time
Charging service revenue - company-owned charging stations	$1,359,218	$1,264,719
Product sales	856,243	476,930
Other	166,710	187,252
Total Revenues - Recognized at a Point in Time	2,382,171	1,928,901

Revenues - Recognized Over a Period of Time:
Network and other fees	354,623	351,440
Total Revenues - Recognized Over a Period of Time	354,623	351,440

Total Revenue Under ASC 606	$2,736,794	$2,280,341

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

As of December 31, 2019, the Company had $484,508 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the consolidated balance sheets as of December 31, 2019. The Company expects to satisfy its remaining performance obligations for network fees, warranty revenue, and product sales and recognize the revenue within the next twelve months.

During the year ended December 31, 2019, the Company recognized $190,860 of revenues related to network fees and warranty contracts, which was included in deferred revenues as of December 31, 2018. During the year ended December 31, 2018, the Company recognized $324,956 of revenues related to network fees and warranty contracts, which was included in deferred revenues as of December 31, 2017.

During the years ended December 31, 2019 and 2018, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants, rebates and alternative fuel credits, which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the years ended December 31, 2019 and 2018, the Company recorded $22,396 and $74,776, respectively, related to grant and rebate revenue. At December 31, 2019 and 2018, there was $83,670 and $106,066, respectively, of deferred grant and rebate revenue to be amortized. During the years ended December 31, 2019 and 2018, the Company recognized $123,446 and $331,120, respectively, of revenue related to alternative fuel credits, which is included within other revenue on the consolidated statement of operations.

CONCENTRATIONS

As of December 31, 2019 and 2018, accounts receivable from a significant customer were approximately 10% and 35%, respectively, of total accounts receivable. During the year ended December 31, 2019, sales to significant customer represented 11% of product sales.

STOCK-BASED COMPENSATION

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and then is recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The Company computes the fair value of equity-classified warrants and options granted using the Black-Scholes option pricing model.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

LEASES

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, The Company uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. As of December 31, 2019 and 2018, the Company maintained a full valuation allowance against its deferred tax assets, since it is more likely than not that the future tax benefit on such temporary differences will not be realized.

The Company recognizes the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement by examining taxing authorities. The Company has open tax years going back to 2014 (or the tax year ended December 31, 2011 if the Company were to utilize its NOLs) which will be subject to audit by federal and state authorities upon filing. The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s consolidated statements of operations. As of December 31, 2019 and 2018, the Company had no liability for unrecognized tax benefits. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2019	2018
Convertible preferred stock	1,642,628	1,647,756
Warrants	6,840,049	6,837,061
Options	265,550	109,546
Total potentially dilutive shares	8,748,227	8,594,363

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years . The adoption of Topic 326 is not expected to have a material on the Company’s financial statements and financial statement disclosures.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). The new ASU provides narrow-scope amendments to help apply these recent standards. The Company will be required to adopt the provisions of this ASU on January 1, 2020, with early adoption permitted for certain amendments. The adoption of this ASU is not expected to have a material on the Company’s financial statements and financial statement disclosures.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING STANDARDS - CONTINUED

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU effective January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”), which clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under ASC 606 when the counterparty is a customer. In addition, ASU 2018-18 precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period, (1) for public business entities for periods for which financial statements have not yet been issued and (2) for all other entities for periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

In November 2019, the FASB issued ASU 2019-10, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)” (“ASU 2019-10”). ASU 2019-10 (i) provides a framework to stagger effective dates for future major accounting standards and (ii) amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 changes some effective dates for certain new standards on the following topics in the FASB Accounting Standards Codification (ASC): (a) Derivatives and Hedging (ASC 815) – now effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021; (b) Leases (ASC 842) - now effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021; (c) Financial Instruments — Credit Losses (ASC 326) - now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years; and (d) Intangibles — Goodwill and Other (ASC 350) - now effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted certain provisions which have become effective during fiscal 2020 within ASU 2019-10 and its adoption did not have a material impact on the Company’s financial statements and financial statement disclosures. The Company is currently evaluating the effect that adopting the remaining new accounting guidance will have on its consolidated financial statements and related disclosures.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses” (“ASU 2019-11”). ASU 2019-11 is an accounting pronouncement that amends ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments update guidance on reporting credit losses for financial assets. These amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. All entities may adopt the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating ASU 2019-11 and its impact on its consolidated financial statements and financial statement disclosures.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING STANDARDS - CONTINUED

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2021. The Company is currently assessing the impact that this pronouncement will have on its consolidated financial statements.

4. PREPAID EXPENSES AND OTHER CURRRENT ASSETS

As of December 31, 2019, prepaid expenses and other current assets primarily consisted of alternative fuel credits of $476,992. As of December 31, 2018 alternative fuel credits was $331,120.

During the year ended December 31, 2018, the Company entered into purchase commitments to acquire second generation charging stations with an aggregate value of $3,156,629. As of December 31, 2019, the Company had a remaining purchase commitment of $1,563,600 which will become payable upon the supplier’s delivery of the charging stations. The purchase commitments were made primarily for future sales of these charging stations.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2019	2018
EV charging stations	$3,094,537	$3,972,354
Software	464,997	464,997
Automobiles	13,950	132,751
Office and computer equipment	241,803	199,817
Leasehold improvements	44,893	35,046
Machinery and equipment	177,484	176,884
	4,037,664	4,981,849
Less: accumulated depreciation	(2,690,355)	(4,598,282)
Property and equipment, net	$1,347,309	$383,567

Depreciation and amortization expense related to property and equipment was $187,214 and $280,547 for the years ended December 31, 2019 and 2018, respectively, of which, $127,929 and $259,581, respectively, was recorded within cost of sales in the accompanying consolidated statements of operations.

During the years ended December 31, 2019 and 2018, the Company disposed of property and equipment with a net book value of $65,488 and $66,746 which resulted in a loss on disposal of $65,488 and $66,746, respectively, which was included within general and administrative expenses in the consolidated statements of operations.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

6. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2019	2018
Trademarks	$-	$17,581
Internal use software	184,141	184,141
Patents	-	132,661
	184,141	334,383
Less: accumulated amortization	(76,725)	(54,390)
Intangible assets, net	$107,415	$279,993

On October 16, 2018, the Company entered into a software license agreement with Oracle America, Inc. for the purchase of a three-year license, related training, custom programming and implementation of NetSuite SuiteSuccess Wholesale/Distribution Emerging Edition Cloud Service. The performance obligations of NetSuite commenced in December 2018. The Company’s payment obligations were deferred for six months from NetSuite’s performance obligation date, however, the payment schedule was condensed to a 30 month schedule of equal monthly payments. The Company’s outstanding liability of $131,762 and $184,141 as of December 31, 2019 and 2018, respectively, is included within other current liabilities and other liabilities on the consolidated balance sheets.

During the year ended December 31, 2019, the Company determined the carrying value of its trademarks and patents was not recoverable and, as a result, recorded an impairment charge of $83,135 which was included within general and administrative expenses on the consolidated statement of operations.

Amortization expense related to intangible assets was $89,442 and $10,315 for the years ended December 31, 2019 and 2018, respectively.

The estimated future amortization expense is as follows:

For the Years Ending December 31,	Total
2020	$61,380
2021	46,035
$107,415

7. OTHER ASSETS

As of December 31, 2019 and 2018, other assets primarily consisted of deposits for rent, utilities and professional services.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2019	2018
Accrued host fees	$108,683	$54,527
Accrued professional fees	40,518	159,500
Accrued wages	295,250	493,069
Accrued commissions	-	22,300
Warranty payable	12,000	9,700
Accrued income, property and sales taxes payable (Note 17)	417,669	556,211
Accrued interest expense	-	32,034
Inventory in transit	-	195,480
Other accrued expenses	23,428	22,100
Total accrued expenses	$897,548	$1,544,921

See Note 17 – Commitments and Contingencies – Taxes.

WARRANTY PAYABLE

The Company provides a limited product warranty against defects in materials and workmanship for its Blink Network residential and commercial chargers, ranging in length from one to two years. The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of sales. Estimated warranty costs are based on historical product data and anticipated future costs. Should actual cost to repair and failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. For the year ended December 31, 2019, the change in reserve was approximately $2,300. Warranty expenses for the years ended December 31, 2019 and 2018 were $187,016 and $258,000, respectively, which has been included within cost of revenues on the consolidated statement of operations. As of December 31, 2019 and 2018, the Company recorded a warranty liability of $12,000 and $9,700, respectively, which represents the estimated cost to repair those chargers under warranty or host owned chargers for which the host has procured a maintenance contract. The Company records maintenance and repairs expenses for chargers it owns deployed at host locations as incurred. The Company estimates an approximate cost of $231,000 to repair those deployed chargers which it owns as of December 31, 2019.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

9. ACCRUED ISSUABLE EQUITY

Accrued issuable equity, which represents the fair value of unissued equity instruments that the Company was obligated to issue, consists of the following:

	December 31,
	2019	2018
Warrants	$5,102	$5,965
Common stock	252,584	187,523
Options	-	125,005
Total accrued issuable equity	$257,686	$318,493

The common stock balance as of December 31, 2019 is primarily related to the fair value of compensation earned by the Company’s Board members and officers that is to be settled by the future issuance of common stock.

On April 9, 2018, the Company issued warrants to purchase 1,030,115 shares of common stock with an issuance date fair value of $247,360, which was included within additional paid- capital.

During the year ended December 31, 2019, the Company accrued approximately $412,000 related to equity awards that were not issued. During the year ended December 31, 2019, the Company issued various equity instruments in satisfaction of approximately $407,000 of accrued obligations. During the year ended December 31, 2019, the Company recognized a loss on the change in fair value of the accrued equity obligations of approximately $65,000.

See Note 12 – Fair Value Measurement and Note 13 - Stockholders’ Equity for additional details.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

10. NOTES PAYABLE

JMJ PROMISSORY NOTE AND JMJ AGREEMENT

Pursuant to a Lockup, Conversion, and Additional Investment Agreement dated October 23, 2017, as amended on November 29, 2017, January 4, 2018, and February 1, 2018 (the “JMJ Agreement”) with JMJ Financial (“JMJ”) JMJ whereby the Company and JMJ agreed to settle the current defaults under the promissory note with JMJ upon the closing of the public offering, on February 16, 2018, the Company issued 12,005 shares of Series D Convertible Preferred Stock with an issuance date fair value of $12,005,000, which represents the fair value of securities required to be issued pursuant to the JMJ Agreement, in satisfaction of aggregate liabilities previously owed to JMJ of $17,805,175, such that the Company recorded a gain on settlement of $5,800,175 on the consolidated statement of operations during the year ended December 31, 2018. The Series D Convertible Preferred Stock was determined to be permanent equity on the Company’s consolidated balance sheet. See Note 13 – Stockholder’s Equity – Series D Convertible Preferred Stock for additional information.

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

See Note 15 – Related Parties – BLNK Holdings Transfers to JMJ for additional information.

CONVERTIBLE AND OTHER NOTES – RELATED PARTY

Farkas Group Inc. (“FGI”) Notes

On February 16, 2018 and pursuant to the closing of the public offering, the Company paid $688,238 to FGI (including principal repayments of $545,000) in satisfaction of the debt.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

10. NOTES PAYABLE – CONTINUED

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

INTEREST EXPENSE

Interest expense on notes payable for the years ended December 31, 2019 and 2018 was $0 and $106,060, respectively.

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

Grant, rebate and incentive revenue recognized during the years ended December 31, 2019 and 2018 was $22,396 and $74,776, respectively. During the year ended December 31, 2019, the Company recognized $315,324 of revenue related to warranty and network fees, of which, $190,860 was included within deferred revenue as of December 31, 2018.

During the year ended December 31, 2019, the Company received a $338,817 deposit for a $1.1 million dollar purchase order for charging stations from Interenergy. As of December 31, 2019, the Company has not shipped any charging stations related to this purchase order, such that the entire amount was included in deferred revenue as of such date.

Deferred revenue consists of the following:

	December 31,
	2019	2018

Interenergy	$338,817	$-
PA Turnpike	8,287	21,236
AFIG-PAT	75,382	80,748
Prepaid network and maintenance fees	145,692	190,860
Other	-	78,082
Total deferred revenue	568,178	370,926
Deferred revenue, non-current portion	(565)	(13,878)
Current portion of deferred revenue	$567,613	$357,048

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

11. DEFERRED REVENUE – CONTINUED

It is anticipated that deferred revenue as of December 31, 2019 will be recognized as follows:

For the Year Ending
December 31,	Revenue

2020	$567,613
2021	565
Total	$568,178

12. FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Years Ended
	December 31,
	2019	2018

Risk-free interest rate	1.47%-2.45%	1.62 - 2.63%
Contractual term (years)	1.00-10.00	0.25 - 3.25
Expected volatility	74%-140%	113% - 217%
Expected dividend yield	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

	December 31,
	2019	2018
Derivative Liabilities
Beginning balance as of January 1	$-	$3,448,390
Conversion of derivative liability to equity	-	(419,415)
Reclassify derivative liability to equity	-	(36,445)
Change in fair value of derivative liability	-	(2,992,530)
Ending balance as of December 31	$-	$-

Warrants Payable
Beginning balance as of January 1	$5,965	$1,154,120
Exchange of warrants payable for equity	-	(1,183,091)
Accrual of other warrant obligations	-	2,135,430
Change in fair value of warrants payable	(863)	(2,100,494)
Ending balance as of December 31	$5,102	$5,965

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

12. FAIR VALUE MEASUREMENT – CONTINUED

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$476,992	$-	$476,992
Marketable securities	3,150,332	-	-	3,150,332
Total assets	$3,150,332	$476,992	$-	$3,627,324

Liabilities:
Warrants payable	$-	$-	$5,102	$5,102
Total liabilities	$-	$-	$5,102	$5,102

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$331,120	$-	$331,120
Marketable securities	2,878,664	-	-	2,878,664
Total assets	$2,878,664	$331,120	$-	$3,209,784

Liabilities:
Warrants payable	$-	$-	$5,965	$5,965
Total liabilities	$-	$-	$5,965	$5,965

13. STOCKHOLDERS’ EQUITY

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

13. STOCKHOLDERS’ EQUITY – CONTINUED

OMNIBUS INCENTIVE PLANS

On March 31, 2014, the Board of the Company approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2014 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant. The 2014 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2014 Plan is 5,000,000, adjusted as provided in Section 11 of the 2014 Plan. No awards may be issued after December 1, 2016. The 2014 Plan was approved by a majority of the Company’s shareholders on April 17, 2014. As of December 31, 2019 and 2018, options to purchase 22,768 and 32,601 common stock were outstanding to employees and former members of the of the Board of Directors and 43,166 shares of common stock were outstanding to consultants of the Company.

On February 10, 2015, the Board of the Company approved the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2015 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant. The 2015 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2015 Plan is 5,000,000, adjusted as provided in Section 11 of the 2015 Plan. No awards may be issued after March 11, 2017. The 2015 Plan was approved by a majority of the Company’s shareholders on April 21, 2015. As of December 31, 2019 and 2018, options to purchase 3,700 shares of common stock were outstanding to employees. As of December 31, 2019 and 2018, 9,788 shares of common stock were outstanding to consultants of the Company.

On September 7, 2018, the Board of the Company, as well as a majority of the Company’s shareholders approved the Company’s 2018 Incentive Compensation Plan (the “2018 Plan”), which enables the Company to grant stock options, restricted stock, dividend equivalents, stock payments, deferred stock, restricted stock units, stock appreciation rights, performance share awards, and other incentive awards to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2018 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be at least 110% of the fair market value on the date of the grant. The 2018 Plan is to be administered by the Compensation Committee of the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2018 Plan is 5,000,000, adjusted as provided in Section 4 of the 2018 Plan. No awards may be issued on or after September 7, 2028. As of December 31, 2019 and 2018, options to purchase 239,082 and 47,540 shares of common stock were outstanding to employees, respectively. As of December 31, 2019 and 2018, 849,919 and 642,473 shares of common stock were outstanding to employees and members of the Board of Directors of the Company, respectively.

As of December 31, 2019 and 2018, there were 3,910,999 and 4,309,987 securities available for future issuance under the 2018 Plan, respectively.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

13. STOCKHOLDERS’ EQUITY – CONTINUED

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

See Note 15 – Related Parties for additional details.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

13. STOCKHOLDERS’ EQUITY – CONTINUED

PREFERRED STOCK – CONTINUED

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

13. STOCKHOLDERS’ EQUITY – CONTINUED

PREFERRED STOCK – CONTINUED

SERIES D CONVERTIBLE PREFERRED STOCK – CONTINUED

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

See Note 10 – Notes Payable – JMJ Agreement for additional details.

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

On February 2, 2019, the Company issued 51,724 shares of common stock to independent board members for services rendered during 2018 and 2019 with a grant date fair value of $114,310. Such amounts were accrued for as of December 31, 2018.

On February 19, 2019, the Company retired 8,066 shares of common stock in accordance with a settlement agreement with the former members of 350 Green LLC. See Note 17 – Commitments and Contingencies – Litigation and Disputes for additional details.

On February 22, 2019, the Company issued 56,948 shares of common stock to Michael J. Calise, the Company’s former CEO, in connection with his repositioning agreement with a grant date fair value of $199,888. Such amount was previously accrued for as of December 31, 2018.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

13. STOCKHOLDERS’ EQUITY – CONTINUED

COMMON STOCK – CONTINUED

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

On October 31, 2019, the Company issued 56,948 shares of common stock to executives with a grant date fair value of $120,160. Such amount was previously accrued for as of December 31, 2018.

On December 18, 2019, the Company issued 4,201 shares of restricted common stock to a consultant with an issuance date fair value of $8,612 for services rendered which was recognized immediately within the statement of operations during the year ended December 31, 2019.

See elsewhere within this note and Note 15 – Related Parties for additional details.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the years ended December 31, 2019 and 2018 of $728,541 and $3,811,866, respectively, which is included within compensation expense on the consolidated statement of operations. As December 31, 2019, there was $216,753 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.0 years.

WARRANT AND OPTION VALUATION

The Company has computed the fair value of certain warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate will be adjusted periodically based on the extent to which actual option forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimated forfeitures related to option grants at an annual rate of 0% for options granted during the years ended December 31, 2019 and 2018. The expected term used for options issued is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatility of the Company over a period of time equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

STOCK OPTIONS

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2019	2018

Risk free interest rate	1.52%-1.71%	2.75%
Expected term (years)	5.00-6.00	2.50
Expected volatility	131.10%-138.40%	150.10%
Expected dividends	0.00%	0.00%

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

13. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK OPTIONS – CONTINUED

During the year ended December 31, 2018, the Company granted five-year immediately vested, options to executive officers to purchase an aggregate of 47,450 shares of common stock with exercise prices ranging from $2.17 – $37.50 per share. The options had an aggregate issuance date fair value of $64,790.

During the year ended December 31, 2019, the Company issued five and ten-year immediately vested options to purchase an aggregate of 4,700 shares of common stock to the Chief Executive Officer with exercise prices ranging from $2.55 to $3.30 per share. The options had an aggregate grant date fair value of $12,522, which was recognized immediately.

During the year ended December 31, 2019, the Company granted options to purchase an aggregate of 72,000 shares of common stock to an executive with an exercise price of $3.45 per share. The options vest ratably over a six-month period from the date of grant. The options had an aggregate grant date fair value of $220,831, which will be recognized ratably over the vesting period. During the year ended December 31, 2019, the Company recognized $147,221 of expense related to this award.

During the year ended December 31, 2019, the Company granted five year options to purchase an aggregate of 4,467 shares of common stock to an executive with an exercise prices ranging from $2.45-$2.63 per share. 2,313 options vested immediately and the remainder will vest on September 28, 2020. The options had an aggregate grant date fair value of $4,467 which will be recognized ratably over the vesting period.

During the year ended December 31, 2019, the Company granted options to employees with an aggregate value of $122,011 for bonuses earned during 2018. The option grants will vest in three tranches with each tranche having a six year, seven year, and eight year contractual term. The tranches vest yearly from the date of grant. The number of options issued under this award is 42,176. The Company recognized $40,671 expense related to the award during the year ended December 31, 2019.

During the year ended December 31, 2019, the Company granted six-year vested, options to an employee to purchase an aggregate of 260,000 shares of common stock with exercise prices and value to be determined on each grant date. One-third of the options will be granted immediately and will vest one year from the date of grant. The second third will be granted on the first anniversary of the first grant and will be vest one year from the date of grant. The final third will be granted on the first anniversary of the first grant and will be vest one year from the date of grant. The Company recognized $47,902 of expense related to these awards during the year ended December 31, 2019.

A summary of the option activity during the year ended December 31, 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, January 1, 2019	105,308	$33.10
Granted	191,542	2.88
Exercised	-	-
Cancelled/forfeited/expired	(31,300)	44.79
Outstanding, December 31, 2019	265,550	$9.93	5.6	$-

Exercisable, December 31, 2019	136,708	$16.74	3.6	$-

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

13. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK OPTIONS - CONTINUED

The following table presents information related to stock options at December 31, 2019:

	Options Outstanding		Options Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Options	In Years	Options

$2.17 - $13.50	3.10	209,042	4.19	80,200
$15.50 - $47.50	32.59	48,508	2.88	48,508
$50.00 - $78.00	50.50	8,000	1.30	8,000
		265,550	3.6	136,708

STOCK WARRANTS

See Note 10 – Notes Payable, Note 9 – Accrued Issuable Equity, Note 12 – Fair Value Measurement, and elsewhere within this note for additional details.

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

The following table accounts for the Company’s warrant activity for the year ended December 31, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, January 1, 2019	6,837,061	$4.64
Issued	-	-
Exercised	-	-
Cancelled/forfeited/expired	(1,250)	35.00
Outstanding, December 31, 2019	6,835,811	$4.64	3.2	$-

Exercisable, December 31, 2019	6,835,811	$4.64	3.2	$-

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

13. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK WARRANTS - CONTINUED

The following table presents information related to stock warrants at December 31, 2019:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Warrants	In Years	Warrants

$4.25 - $75.00	$4.60	6,833,278	3.2	6,833,278
$100.00 - $150.00	100.26	2,533	2.6	2,533
		6,835,811	3.2	6,835,811

14. INCOME TAXES

The Company is subject to U.S. federal and various state income taxes.

During the year ended December 31, 2019 and into the first quarter of fiscal 2020, the Company brought itself into compliance with respect to all federal, state and local income and franchise tax filings through fiscal 2018. As part of the filings of the Company’s net operating loss carryforwards of were reduced by approximately $30 million.

The income tax provision (benefit) for the years ended December 31, 2019 and 2018 consists of the following:

	For the Year Ended
	December 31,
	2019	2018
Federal:
Current	$-	$-
Deferred	4,684,600	(581,300)

State and local:
Current	-	-
Deferred	1,115,400	(127,000)
	5,800,000	(708,300)
Change in valuation allowance	(5,800,000)	708,300
Income tax provision (benefit)	$-	$-

No current tax provision has been recorded for the years ended December 31, 2019 and 2018 because the Company had net operating losses for federal and state tax purposes. The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382, and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the company immediately prior to the ownership change and subsequent ownership changes could further impact the amount of the annual limitation. An ownership change pursuant to Section 382 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited. The Company will perform a Section 382 analysis in the future. The related decrease in the deferred tax asset was offset by the decrease in valuation allowance.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

14. INCOME TAXES – CONTINUED

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended
	December 31,
	2019	2018

Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(5.0)%	(5.0)%
Permanent differences
Derivative liabilities	0.0%	22.9%
Other	0.8%	(3.5)%
Tax credits	0.2%	(1.4)%
True-up and deferred adjustment	85.1%	0.0%
Change in valuation allowance	(60.1)%	8.0%
Effective income tax rate	0.0%	0.0%

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

The disaggregation of the Company’s domestic and foreign pre-tax loss for the years ended December 31, 2019 and 2018 is as follows:

	For the Year Ended
	December 31,
	2019	2018

U.S.	$(9,433,649)	$(3,390,213)
Foreign	(214,851)	(30,990)
Total	$(9,648,500)	$(3,421,203)

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

14. INCOME TAXES – CONTINUED

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	For The Years Ended
	December 31,
	2019	2018
Deferred Tax Assets:
Net operating loss carryforwards	$20,650,000	$26,073,500
Stock-based compensation	240,700	-
Accruals	129,400	296,300
Goodwill	728,500	1,586,300
Interest expense	-	233,700
Intangible assets	299,800	245,000
Inventory	178,900	53,000
Allowance for doubtful accounts	18,700	22,000
Capital loss	39,200	-
Tax credits	508,100	536,600
Gross deferred tax assets	22,793,300	29,046,400

Deferred Tax Liabilities:
Alternative fuel credits	(32,100)	-
Fixed assets	(43,200)	(528,400)
Gross deferred tax liabilities	(75,300)	(528,400)

Net deferred tax assets	22,718,000	28,518,000

Valuation allowance	(22,718,000)	(28,518,000)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$(5,800,000)	$708,300

As of December 31, 2019, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $79.4 million, of which, $62.3 million may be used to offset future taxable income through 2037 and the remaining $17.1 million of net operating loss carry forwards incurred in 2019 and 2018 do not have an expiration date.

15. RELATED PARTIES

See Note 10 - Notes Payable, Note 13 – Stockholders’ Equity and Note 17 – Commitments and Contingencies for additional details.

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

LETTER AGREEMENTS

On March 22, 2018 the Company issued 550,000 shares of common stock pursuant to certain letter agreements. (See Note 12 – Stockholder’s Equity for additional details.)

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

TRANSACTIONS WITH PAISADES CAPITAL MANAGEMENT LLC

Mr. Engel is currently a consultant to Palisades Capital Management LLC which serves as an investment advisor with regard to our marketable securities portfolio. For the years ended December 31, 2019 and 2018, the Company paid Palisades Capital Management LLC fees of $29,057 and $0, respectively.

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. The Company owns 40% of the Entity while the other three entities own 60% of the Entity. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which started operations in the Greek EV market. There are currently no plans for the Company to make any capital contributions or investments. During the year ended December 31, 2019, the Company recognized sales of approximately $42,000 to Hellas and as of December 31, 2019, the Company had a receivable from Hellas of approximately $42,000.

16. LEASES

OPERATING LEASES

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

16. LEASES – CONTINUED

OPERATING LEASES – CONTINUED

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

On November 7, 2019 the Company entered into a 18-month lease agreement for an additional 1,600 square feet of office space in its current Miami Beach office building, beginning December 1, 2019 and ending May 31, 2021. The tenant and landlord have the option to cancel the contract after the first six months with 90 day’s written notice. The lease does not contain an option to extend past the lease term.

As of December 31, 2019, the Company had no leases that were classified as a financing lease. As of December 31, 2019, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses for the year ended December 31, 2019 and 2018 was $409,419 and $264,014, respectively, and is recorded in other operating expenses on the consolidated statements of operations. Operating lease expenses consist of rent expense, CAM adjustments and other expenses.

Supplemental cash flows information related to leases was as follows:

	For the Year Ended
	December 31,
	2019	2018

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$157,672	$83,144

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$143,339	$330,381

Weighted Average Remaining Lease Term
Operating leases	1.42	2.58

Weighted Average Discount Rate
Operating leases	6.0%	6.0%

Future minimum payments under non-cancellable leases as of December 31, 2019 were as follows:

For the Years Ending December 31,	Amount

2020	215,463
2021	90,888
Total future minimum lease payments	306,351
Less: imputed interest	(30,690)
Total	$275,661

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

17. COMMITMENTS AND CONTINGENCIES

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

On March 11, 2016, the Licensee and the Licensor entered into an agreement related to the March 29, 2012 patent license agreement. The parties acknowledged that the Licensee has paid a total of $8,525 in registration and legal fees for the U.S. Provisional Patent Application No. 61529016 (the “Patent Application”) (related to the inductive charging parking bumper) to date. Effective March 11, 2016, the patent license agreement, solely with respect to the Patent Application and the parties’ rights and obligations thereto, was terminated. The Executive Chairman of the Board agreed to be solely responsible for all future costs and fees associated with the prosecution of the patent application. In the event the Patent Application is successful, the Executive Chairman of the Board shall grant a credit to the Licensee in the amount of $8,525 to be applied against any outstanding amount(s) owed to him. If the Licensee does not have any outstanding payment obligations to the Executive Chairman of the Board at the time the Patent Application is approved, the Executive Chairman of the Board shall remit the $8,525 to the Licensee within twenty (20) days of the approval. The parties agreed to a mutual release of any claims associated with the patent license agreement. As of December 31, 2019, the Company has not paid nor incurred any royalty fees related to this patent license agreement.

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

LITIGATION AND DISPUTES

In July 2017, the Company was sued by Zwick and Banyai PLLC and Jack Zwick. The case alleges a breach of contract and unjust enrichment for failure to pay invoices in the aggregate amount of $53,069 for services rendered, plus interest and costs. The Company is one of six defendants in the case.

On October 26, 2018, Michael Bernstein, Esq. filed amended affirmative defenses on behalf of the Company. Following that, there was no record activity in the case and on September 20, 2019, the Court entered its Notice of Lack of Prosecution and Order to Appear for Hearing on November 19, 2019. When Plaintiffs failed to appear for the hearing, the Court dismissed the case. A couple of weeks later, Plaintiffs filed a motion to vacate the dismissal, asserting that they had moved offices in June of 2019, and were never provided notice of the hearing at their new address. At the January 23, 2020 hearing on Plaintiffs’ motion to vacate, the Court vacated the dismissal, over the objections of counsel, and the case is once again pending.

On January 31, 2020, the Company’s new attorney for this matter, Mr. Yechezkel Rodal, Esq. filed his notice of appearance and took over as defense counsel. On February 11, 2020, Jack Zwick and Zwick & Banyai PLLC each served a Request for Production of Documents on the Company, and Zwick & Banyai PLLC served a set of 14 Interrogatories. The Company’s responses to the discovery requests are due on April 20, 2020.

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

17. COMMITMENTS AND CONTINGENCIES – CONTINUED

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

On December 31, 2018, the Company entered into a modification of the Settlement Agreement and Mutual Release dated August 21, 2015 with the former members of 350 Green LLC whereby the members would return to the Company 8,064 common shares and would also cancel the outstanding note (“Note”) issued to the members with a balance of $360,000, both, initially issued in conjunction with the acquisition of 350 Green LLC in exchange for $50,000. The Company paid the $50,000 as of December 31, 2018. The Note and common shares were returned and canceled in January 2019. The Company recorded a gain of $310,000 during the year ended December 31, 2019 which was included in other income and expense on the consolidated statement of operations.

Repositioning of Executive Employment Agreement

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

As of December 31, 2018, there was $145,000 of vested restricted common stock included within accrued issuable equity. During the year ended December 31, 2019, the Company issued 56,948 shares is satisfaction of this obligation. See Note 13- Stockholders’ Equity for additional details.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

18. SUBSEQUENT EVENTS

EMPLOYMENT AGREEMENTS

DONALD ENGEL EMPLOYMENT AGREEMENT

Effective January 9, 2020, Donald Engel, a current member of the Company’s Board of Directors, entered into an employment agreement with the Company. The employment agreement with Mr. Engel extends for a term expiring on January 9, 2021, subject to automatic renewal for two additional one-year periods if not otherwise previously terminated by either party. Pursuant to the employment agreement. The employment agreement provides that Mr. Engel will receive a base salary at an annual rate of $175,000 for services rendered in such position. In addition, he will be eligible to earn stock options to purchase up to 700,000 shares of our common stock, in increments of 140,000 options on each occasion that he Company executes an agreement for the sale or deployment of electric vehicle charging stations or ancillary eco-friendly energy products with a customer he has introduced to the Company. The stock options will have an exercise price equal to the closing market price of our common stock immediately prior to the issuance date, expire five years after the issuance date and be subject to the terms of the Company’s 2018 Incentive Compensation Plan. Subsequent to December 31, 2019, the Company granted options to purchase an aggregate of 140,000 shares of common stock at an exercise price of $2.05 per share to the employee.

The employment agreement provides for termination by the Company for cause upon conviction of a felony, misconduct resulting in significant economic or reputational harm to the Company, any act of fraud or a material breach of his obligations to us. Upon a change of control of the Company, Mr. Engel’s employment will terminate and he will be entitled to all unpaid and outstanding salary and expenses due through the termination date. The employment agreement also contains covenants restricting Mr. Engel from engaging in any activities competitive with the Company’s business during the term of the employment agreement and two years thereafter, and prohibiting him from disclosure of confidential information regarding us at any time. Mr. Engel will continue to be a member of the Company’s Board but will no longer qualify as an “independent director” under Nasdaq rules.

MICHAEL P. RAMA EMPLOYMENT AGREEMENT

In February 2020, the Company entered into an Employment Offer Letter with Mr. Rama. Pursuant to the Offer Letter, Mr. Rama agreed to devote his full business efforts and time to the Company as its Chief Financial Officer. The Offer Letter extends for a term expiring on February 10, 2022 and is automatically renewable for an additional one-year period. The Offer Letter provides that Mr. Rama is entitled to receive an annual base salary of $300,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Rama will be eligible for an annual performance cash bonus of 25% of his base salary based on the satisfaction of certain key performance indicators set with the Board’s Compensation Committee. Mr. Rama will be entitled to receive equity awards under the Company’s 2018 Incentive Compensation Plan with an aggregate annual award value equal to 50% of his base salary in the form of restricted stock and stock options. Mr. Rama has also received a $50,000 cash signing bonus.

If Mr. Rama’s employment is terminated by the Company other than for Cause (which includes willful material misconduct and willful failure to materially perform his responsibilities to the Company), he is entitled to receive severance equal to up to 12 months of his base salary. If there is a buy-out or a “change of control,” Mr. Rama will also be entitled to obtain his base salary for a period of 12 months as a severance payment. Mr. Rama is entitled to vacation and other employee benefits in accordance with the Company’s policies.

PREFERRED STOCK CONVERSION

Subsequent to December 31, 2019, JMJ elected to convert 5,125 shares of Series D Convertible Preferred Stock into 1,642,628 shares of the Company’s common stock at a conversion price of $3.12 per share.

18. SUBSEQUENT EVENTS – CONTINUED

JAMES CHRISTODOULOU TERMINATION

Effective March 13, 2020, the Company terminated the employment of the Company’s President and Chief Operating Officer, James Christodoulou. No amounts are owed to Mr. Christodoulou pursuant to the terms of his employment letter. The termination was unrelated to the Company’s financial reporting or disclosure controls and procedures.

LITIGATION AND DISPUTES

On March 26, 2020, James Christodoulou, the former President and Chief Operating Officer of the Company, filed a Complaint in the Miami-Dade County Court, State of Florida, James Christodoulou vs.  Blink Charging Co. et al. The Complaint asserts claims against the Company, as well as Michael Farkas, Aviv Hilo and Yechiel Baron. Mr. Farkas is Chairman of the Board and Chief Executive Officer. Messrs. Hilo and Baron are the Company’s General Counsel and Assistant General Counsel, respectively. The Complaint asserts claims for breach of contract in connection with Mr. Christodoulou’s termination by the Company in March 2020, as well as claims under Florida state law for alleged retaliatory termination and slander. Among other things, Mr. Christodoulou asserts that the Company erred in terminating his employment for cause. The Complaint seeks unspecified monetary damages but alleges that such damages exceed $1 million. The Company intends to defend the claims vigorously.

