Form 10-K/A
period 2019-12-31
Blink Charging Co.
filed 2020-05-11
CIK 1429764

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

As of May 8, 2020, the registrant had 28,080,258 outstanding shares of common stock.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Blink Charging Co. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K, filed on April 2, 2020 (the “Original Form 10-K”), solely to disclose that the Company had filed the Original Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act, as amended (the “Exchange Act”), of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the “Order”).

On March 30, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K until April 2, 2020 because the Company’s operations and business have experienced significant disruptions due to the unprecedented conditions surrounding the recent global outbreak of Covid-19. The Company has been following the recommendations of local government and health authorities to minimize exposure risk for its employees, including the temporary closures of its offices and having employees work remotely. Specifically, the Company relied on the Order due to the limited availability of key Company personnel required to assess the impacts of significant subsequent events required to finalize the Original Form 10-K due to suggested, and mandated, social quarantining and work from home orders. Additionally, the Company’s management team was not able to devote the requisite time and attention to prepare and finalize the Original Form 10-K prior to the deadline of March 30, 2020, as it has had to address the emergent business and operational issues resulting from Covid-19.

In addition, as required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

1

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Rule 13a-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer				X

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK CHARGING CO.

Date: May 11, 2020	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

3