Form 10-Q
period 2020-03-31
Blink Charging Co.
filed 2020-05-13
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 12, 2020 the registrant had 28,100,258 shares of common stock outstanding.

BLINK CHARGING CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
Assets

Current Assets:
Cash	$1,343,978	$3,975,494
Marketable securities	1,952,510	3,150,332
Accounts receivable and other receivables, net	293,625	206,770
Inventory, net	1,702,204	2,157,295
Prepaid expenses and other current assets	2,027,076	671,033

Total Current Assets	7,319,393	10,160,924
Property and equipment, net	2,104,989	1,347,309
Operating lease right-of-use asset	212,554	258,102
Intangible assets, net	92,070	107,415
Other assets	73,743	73,743

Total Assets	$9,802,749	$11,947,493

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,972,306	$2,372,212
Accrued expenses	916,965	897,548
Accrued issuable equity	207,850	257,686
Notes payable	10,000	10,000
Current portion of operating lease liabilities	195,254	190,823
Other current liabilities	74,708	73,598
Current portion of deferred revenue	783,720	567,613

Total Current Liabilities	5,160,803	4,369,480
Operating lease liabilities, non-current portion	34,328	84,838
Other liabilities	39,065	58,164
Deferred revenue, non-current portion	-	565

Total Liabilities	5,234,196	4,513,047

Series B Convertible Preferred Stock, 10,000 shares designated, 0 issued and outstanding as of March 31, 2020 and December 31, 2019	-	-

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Series C Convertible Preferred Stock, 250,000 shares designated, 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Series D Convertible Preferred Stock, 13,000 shares designated, 0 and 5,125 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	5
Common stock, $0.001 par value, 500,000,000 shares authorized, 27,965,211 and 26,322,583 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	27,965	26,323
Additional paid-in capital	177,004,964	176,729,926
Accumulated other comprehensive income	1,705	183,173
Accumulated deficit	(172,466,081)	(169,504,981)

Total Stockholders’ Equity	4,568,553	7,434,446
Total Liabilities and Stockholders’ Equity	$9,802,749	$11,947,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended
	March 31,
	2020	2019

Revenues:
Charging service revenue - company-owned charging stations	$319,624	$324,895
Product sales	777,423	103,204
Network fees	55,559	74,470
Warranty	8,060	16,508
Grant and rebate	4,579	6,714
Other	133,619	51,599

Total Revenues	1,298,864	577,390

Cost of Revenues:
Cost of charging services - company-owned charging stations	29,614	29,729
Host provider fees	85,429	82,039
Cost of product sales	603,998	213,320
Network costs	75,402	77,223
Warranty and repairs and maintenance	114,909	88,872
Depreciation and amortization	80,790	32,249
Total Cost of Revenues	990,142	523,432

Gross Profit	308,722	53,958

Operating Expenses:
Compensation	2,114,467	1,603,485
General and administrative expenses	645,883	257,136
Other operating expenses	567,200	508,825

Total Operating Expenses	3,327,550	2,369,446

Loss From Operations	(3,018,828)	(2,315,488)

Other Income (Expense):
Interest income, net	15,853	16,072
Gain on settlement of debt	-	310,000
Gain on settlement of accounts payable, net	-	52,500
Change in fair value of derivative and other accrued liabilities	521	(54,742)
Other income	41,354	98,031

Total Other Income	57,728	421,861

Net Loss	$(2,961,100)	$(1,893,627)

Net Loss Per Share:
Basic	$(0.11)	$(0.07)
Diluted	$(0.11)	$(0.07)

Weighted Average Number of Common Shares Outstanding:
Basic	26,842,136	26,171,070
Diluted	26,842,136	26,171,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Net Loss	$(2,961,100)	$(1,893,627)
Other Comprehensive (Loss) Income:
Reclassification adjustments of gain on sale of marketable securities included in net loss	(113,526)	-
Change in fair value of marketable securities	(67,942)	100,686

Total Comprehensive Loss	$(3,142,568)	$(1,792,941)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2020

(unaudited)

	Convertible Preferred Stock				Additional	Accumulated Other		Total
	Series D		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2020	5,125	$5	26,322,583	$26,323	$176,729,926	$183,173	$(169,504,981)	$7,434,446

Stock-based compensation	-	-	-	-	276,675	-	-	276,675

Common stock issued upon conversion of Series D convertible preferred stock	(5,125)	(5)	1,642,628	1,642	(1,637)	-	-	-

Other comprehensive loss	-	-	-	-	-	(181,468)	-	(181,468)

Net loss	-	-	-	-	-	-	(2,961,100)	(2,961,100)

Balance - March 31, 2020	-	$-	27,965,211	$27,965	$177,004,964	$1,705	$(172,466,081)	$4,568,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2019

(unaudited)

	Convertible Preferred Stock				Additional	Accumulated Other		Total
	Series D		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2019	5,141	$5	26,118,075	$26,118	$175,924,587	$-	$(159,856,481)	$16,094,229

Stock-based compensation	-	-	51,724	52	118,684	-	-	118,736

Restricted stock issued in satisfaction of accrued issuable equity	-	-	56,948	57	199,831	-	-	199,888

Common stock issued upon conversion of Series D convertible preferred stock	(16)	-	5,128	5	(5)	-	-	-

Return and retirement of common stock	-	-	(8,066)	(8)	8	-	-	-

Other comprehensive income	-	-	-	-	-	100,686	-	100,686

Net loss	-	-	-	-	-	-	(1,893,627)	(1,893,627)

Balance - March 31, 2019	5,125	$5	26,223,809	$26,224	$176,243,105	$100,686	$(161,750,108)	$14,619,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Three Months Ended
	March 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(2,961,100)	$(1,893,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146,351	69,235
Dividend and interest income	(84,162)	-
Change in fair value of derivative and other accrued liabilities	521	(54,742)
(Benefit)/provision for bad debt	(59,170)	9,777
Gain on settlement of debt	-	(310,000)
(Benefit)/provision for slow moving and obsolete inventory	(10,878)	123,808
Gain on settlement of accounts payable, net	-	(52,500)
Non-cash compensation:
Common stock	(84,959)	184,295
Options	312,319	(39,290)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(27,685)	(39,119)
Inventory	(76,267)	(805,220)
Prepaid expenses and other current assets	(1,356,043)	102,370
Other assets	-	(879)
Accounts payable and accrued expenses	618,469	(181,790)
Lease liabilities	(46,079)	-
Deferred revenue	215,542	(24,175)

Total Adjustments	(452,041)	(1,018,230)

Net Cash Used In Operating Activities	(3,413,141)	(2,911,857)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	1,100,516	-
Purchases of property and equipment	(300,902)	(27,392)

Net Cash Provided By (Used In) Investing Activities	799,614	(27,392)

Cash Flows From Financing Activities:
Payment of financing liability in connection with internal use software	(17,989)	-

Net Cash Used In Financing Activities	(17,989)	-

Net Decrease In Cash	(2,631,516)	(2,939,249)

Cash - Beginning of Period	3,975,494	15,538,849

Cash - End of Period	$1,343,978	$12,599,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows -- Continued

(unaudited)

	For The Three Months Ended
	March 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$-	$-
Non-cash investing and financing activities:
Common stock issued upon conversion of Series D convertible preferred stock	$5	$5
Return and retirement of common stock	$-	$(8)
Restricted stock issued in satisfaction of accrued issuable equity	$-	$199,888
Change in fair value of marketable securities	$(181,468)	$100,686
Transfer of inventory to property and equipment	$(542,236)	$(44,079)

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

The Company has strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. As of March 31, 2020, the Company had 14,643 charging stations deployed, of which, 5,283 were Level 2 commercial charging units, 103 were DC Fast Charging EV chargers and 1,070 were residential charging units. Additionally, as of March 31, 2020, we had 342 Level 2 commercial charging units on other networks and there were also 7,845 non-networked, residential Blink EV charging stations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2020 and for the three months then ended. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2019 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on April 2, 2020 as part of the Company’s Annual Report on Form 10-K.

The Company is closely monitoring the impact on our business of the current outbreak of a novel strain of coronavirus (“COVID-19”). The Company is taking precautions to ensure the safety of its employees, customers and business partners, while assuring business continuity and reliable service and support to its customers. The Company believes the COVID-19 global pandemic had minimal impact on its first quarter 2020 financial results. If the pandemic continues to cause significant negative impacts to economic conditions, the Company’s results of operations, financial condition and liquidity could be adversely impacted.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. GOING CONCERN AND MANAGEMENT’S PLANS

As of March 31, 2020, the Company had cash, marketable securities, working capital and an accumulated deficit of $1,343,978, $1,952,510, $2,158,590, and $172,466,081, respectively. During the three months ended March 31, 2020, the Company incurred a net loss of $2,961,100. During the three months ended March 31, 2020, the Company used cash in operating activities of $3,413,141. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within a year after the issuance date of these financial statements. The Company is currently funding its operations on a month-to-month basis. Since April 17, 2020 and through May 12, 2020, the Company sold 87,505 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of approximately $150,000 and received loan proceeds under the Paycheck Protection Program of approximately $856,000. See Note 12 – Subsequent Events for details.

Since inception, the Company’s operations have primarily been funded through proceeds received in equity and debt financings. Although management believes that the Company generally has access to capital resources, the Company continues to evaluate financing opportunities. There is no assurance that the Company will be able to obtain funds due to current economic uncertainty or on commercially acceptable terms. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. If the Company is unable to obtain additional financing on a timely basis, it may have to curtail its development, marketing and promotional activities, which would have a material adverse effect on the Company’s business, financial condition and results of operations, and ultimately the Company could be forced to discontinue its operations.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2019, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the condensed consolidated financial statements. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. As of March 31, 2020, the Company had cash balances in excess of FDIC insurance limits of $1,039,663.

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

The following summarizes our investments as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019

Short-term investments:
Available- for-sale investments	$1,952,510	$3,150,332

The following is a summary of the unrealized gains, losses, and fair value by investment type as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income	$2,053,252	$8,005	$(108,747)	$1,952,510

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income	$2,967,159	$183,173	$-	$3,150,332

REVENUE RECOGNITION

The Company recognizes revenue primarily from four different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed in accordance with a contractual relationship between the Company and the owner of the station. Other revenues is also comprised of sales related to alternative fuel credits.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION - CONTINUED

The following table summarizes revenue recognized under ASC 606 in the condensed consolidated statements of operations:

	For The Three Months Ended
	March 31,
	2020	2019

Revenues - Recognized at a Point in Time:
Charging service revenue - company-owned charging stations	$319,624	$324,895
Product sales	777,423	103,204
Other	133,619	51,599
Total Revenues - Recognized at a Point in Time	1,230,666	479,698

Revenues - Recognized Over a Period of Time:
Network and other fees	63,619	90,978
Total Revenues - Recognized Over a Period of Time	63,619	90,978

Total Revenue Under ASC 606	$1,294,285	$570,676

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

As of March 31, 2020, the Company had $132,671 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of March 31, 2020. The Company expects to satisfy its remaining performance obligations for network fees and warranty revenue and recognize the revenue within the next twelve months.

During the three months ended March 31, 2020, the Company recognized $63,621 of revenues related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2019. During the three months ended March 31, 2020, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants and rebates which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the three months ended March 31, 2020 and 2019, the Company recorded $4,579 and $6,714, respectively, related to grant and rebate revenue. At March 31, 2020 and December 31, 2019, there was $79,091 and $83,670, respectively, of deferred grant and rebate revenue to be amortized.

CONCENTRATIONS

As of March 31, 2020 and December 31, 2019, accounts receivable from a significant customer was 11% and 10% of accounts receivable, respectively. During the three months ended March 31, 2019, sales to a significant customer represented 12% of the Company’s total revenues. During the three months ended March 31, 2020, sales to another significant customer represented 33% of total revenues.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2020	2019
Convertible preferred stock	-	1,642,628
Warrants	6,840,049	6,837,061
Options	382,844	105,308
Unvested restricted common stock	110,160	-
Total potentially dilutive shares	7,333,053	8,584,997

INCOME TAXES

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, amongst other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the CARES Act is effective beginning in the quarter ended March 31, 2020. The Company is currently evaluating how provisions in the CARES Act will impact its condensed consolidated financial statements, however, it does not currently believe that such provisions will have a material impact on the Company’s condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2020, prepaid expenses and other current assets primarily consisted of alternative fuel credits of $553,177. As of December 31, 2019, alternative fuel credits was $476,992.

As of March 31, 2020, the Company had a remaining purchase commitment of $437,808, which will become payable upon the supplier’s delivery of the charging stations. The purchase commitments were made primarily for future sales and deployments of these charging stations.

5. ACCRUED EXPENSES

SUMMARY

Accrued expenses consist of the following:

	March 31, 2020	December 31, 2019
	(unaudited)
Accrued host fees	$111,597	$108,683
Accrued professional, board and other fees	89,276	40,518
Accrued wages	258,100	295,250
Warranty payable	23,000	12,000
Accrued income, property and sales taxes payable	423,761	417,669
Other accrued expenses	11,231	23,428
Total accrued expenses	$916,965	$897,548

WARRANTY PAYABLE

The Company provides a limited product warranty against defects in materials and workmanship for its Blink Network residential and commercial chargers, ranging in length from one to two years. The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of sales. Estimated warranty costs are based on historical product data and anticipated future costs. Should actual cost to repair and failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. For the three months ended March 31, 2020, the change in reserve was approximately $11,000. Warranty expenses for the three months ended March 31, 2020 and 2019 were $114,909 and $88,872, respectively, which has been included within cost of revenues on the condensed consolidated statements of operations. As of March 31, 2020 and December 31, 2019, the Company recorded a warranty liability of $23,000 and $12,000, respectively, which represents the estimated cost to repair those chargers under warranty or host owned chargers for which the host has procured a maintenance contract. The Company records maintenance and repairs expenses as incurred for chargers it owns and deploys at host locations. The Company estimates an approximate cost of $254,000 to repair those deployed chargers which it owns as of March 31, 2020.

6. ACCRUED ISSUABLE EQUITY

Accrued issuable equity consists of the following:

	March 31, 2020	December 31, 2019
	(unaudited)
Common stock	$203,269	$252,584
Warrants	4,581	5,102
Total accrued issuable equity	$207,850	$257,686

See Note 8 – Stockholders’ Equity for additional information.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended
	March 31,
	2020	2019

Risk-free interest rate	0.17%	2.40%
Contractual term (years)	1.00	1.00
Expected volatility	78%	140%
Expected dividend yield	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Warrants Payable
Beginning balance as of January 1, 2020	$5,102
Change in fair value of warrants payable	(521)
Ending balance as of March 31, 2020	$4,581

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$553,177	$-	$553,177
Marketable securities	1,952,510	-	-	1,952,510
Total assets	$1,952,510	$553,177	$-	$2,505,687

Liabilities:
Warrants payable	$-	$-	$4,581	$4,581
Total liabilities	$-	$-	$4,581	$4,581

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$476,992	$-	$476,992
Marketable securities	3,150,332	-	-	3,150,332
Total assets	$3,150,332	$476,992	$-	$3,627,324

Liabilities:
Warrants payable	$-	$-	$5,102	$5,102
Total liabilities	$-	$-	$5,102	$5,102

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

During the three months ended March 31, 2020, the holder elected to convert 5,125 shares of Series D Convertible Preferred Stock into 1,642,628 shares of the Company’s common stock at a conversion price of $3.12 per share. The Company determined that the Series D Convertible Preferred Stock did not include a beneficial conversion feature.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three months ended March 31, 2020 and 2019 of $227,361 and $145,005, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of March 31, 2020, there was $264,959 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 0.63 years.

9. RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH PAISADES CAPITAL MANAGEMENT LLC

Mr. Engel is currently a consultant to Palisades Capital Management LLC which serves as an investment advisor with regard to our marketable securities portfolio. For the three months ended March 31, 2020 and 2019, the Company paid Palisades Capital Management LLC fees of $7,897 and $0, respectively.

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. The Company owns 40% of the Entity while the other three entities own 60% of the Entity. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which started operations in the Greek EV market. There are currently no plans for the Company to make any capital contributions or investments. During the three months ended March 31, 2020 and 2019, the Company recognized sales of approximately $98,000 and $0, respectively, to Hellas and as of March 31, 2020, the Company had a receivable from Hellas of approximately $72,000.

10. LEASES

OPERATING LEASES

As of March 31, 2020, the Company had no leases that were classified as a financing lease. As of March 31, 2020, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses for the three months ended March 31, 2020 and 2019 were $113,599 and $69,941, respectively, and are recorded in other operating expenses on the condensed consolidated statement of operations.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. LEASES – CONTINUED

Supplemental cash flows information related to leases was as follows:

	For The Three Months Ended
	March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases
	$52,743	$30,400
Right-of-use assets obtained in exchange for lease obligations:
Operating leases
	$-	$-
Weighted Average Remaining Lease Term
Operating leases
	1.41	2.32
Weighted Average Discount Rate
Operating leases	6.0%	6.0%

Future minimum payments under non-cancellable leases as of March 31, 2020 were as follows:

For the Years Ending December 31,	Amount

2020	$156,274
2021	86,819
Total future minimum lease payments	243,092
Less: imputed interest	(13,510)
Total	$229,582

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

On October 26, 2018, the Company filed amended affirmative defenses. Following that, there was no record activity in the case and on September 20, 2019, the Court entered its Notice of Lack of Prosecution and Order to Appear for Hearing on November 19, 2019. When Plaintiffs failed to appear for the hearing, the Court dismissed the case. A couple of weeks later, Plaintiffs filed a motion to vacate the dismissal, asserting that they had moved offices in June of 2019, and were never provided notice of the hearing at their new address. At the January 23, 2020 hearing on Plaintiffs’ motion to vacate, the Court vacated the dismissal over the objections of counsel and the case is once again pending.

On January 31, 2020, the Company’s new attorney for this matter filed a notice of appearance and took over as defense counsel. On February 11, 2020, Jack Zwick and Zwick & Banyai PLLC each served a Request for Production of Documents on the Company, and Zwick & Banyai PLLC served a set of 14 Interrogatories. The Company’s responses to the discovery requests are due on May 18, 2020.

On March 26, 2020, James Christodoulou, the former President and Chief Operating Officer of the Company, filed a Complaint in the Miami-Dade County Court, State of Florida, James Christodoulou vs. Blink Charging Co. et al. The Complaint asserts claims against the Company, as well as Michael Farkas, Aviv Hilo and Yechiel Baron. Mr. Farkas is Chairman of the Board and Chief Executive Officer. Messrs. Hilo and Baron are the Company’s General Counsel and Assistant General Counsel, respectively. The Complaint asserts claims for breach of contract in connection with Mr. Christodoulou’s termination by the Company in March 2020, as well as claims under Florida state law for alleged retaliatory termination and slander. Among other things, Mr. Christodoulou asserts that the Company terminated his employment without cause and in retaliation for his alleged plan to disclose that Company executives had engaged in alleged “questionable business practices”. The Complaint seeks unspecified monetary damages but alleges that such damages exceed $1 million. The Company intends to defend the claims vigorously.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES– CONTINUED

EMPLOYMENT AGREEMENTS

DONALD ENGEL EMPLOYMENT AGREEMENT

Effective January 9, 2020, Donald Engel, a current member of the Company’s Board of Directors, entered into an employment agreement with the Company. The employment agreement with Mr. Engel extends for a term expiring on January 9, 2021, subject to automatic renewal for two additional one-year periods if not otherwise previously terminated by either party. Pursuant to the employment agreement. The employment agreement provides that Mr. Engel will receive a base salary at an annual rate of $175,000 for services rendered in such position. In addition, he will be eligible to earn stock options to purchase up to 700,000 shares of our common stock, in increments of 140,000 options on each occasion that the Company executes an agreement for the sale or deployment of electric vehicle charging stations or ancillary eco-friendly energy products with a customer he has introduced to the Company. The stock options will have an exercise price equal to the closing market price of our common stock immediately prior to the issuance date, expire five years after the issuance date and be subject to the terms of the Company’s 2018 Incentive Compensation Plan. On January 20, 2020, the Company granted immediately vested options to purchase an aggregate of 140,000 shares of common stock at an exercise price of $2.05 per share to the employee with a grant date fair value of $252,309 which was recognized during the three months ended March 31, 2020.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

BRENDAN S. JONES EMPLOYMENT AGREEMENT

In April 2020, the Company entered into an employment offer letter with Mr. Jones (the “Offer Letter”). Pursuant to the Offer Letter, Mr. Jones agreed to devote his full business efforts and time to the Company as its Chief Operating Officer. The Offer Letter extends for a two-year term expiring on April 20, 2022 and is automatically renewable for an additional one-year period unless the Company provides notice of non-renewable prior to the initial termination date. The Offer Letter provides that Mr. Jones is entitled to receive an annual base salary of $350,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Jones will be eligible for an annual performance cash bonus of 40% of his base salary based on the satisfaction of certain key performance indicators set with the Board’s Compensation Committee. Mr. Jones will also receive a cash signing bonus of $55,000 and an equity signing bonus of $70,000 worth of the Company’s common stock, which shares will be granted and vested on April 20, 2021 (provided he is not terminated for Cause).

If Mr. Jones’s employment is terminated by the Company other than for Cause (which includes willful material misconduct and willful failure to materially perform his responsibilities to the Company), he is entitled to receive severance equal to 12 months of his base salary or such lesser number of months actually worked. If there is a buy-out or a “change of control,” Mr. Jones will be entitled to obtain his base salary for a period of 12 months as a severance payment. Mr. Jones is also entitled to relocation assistance in an amount of up to $35,000, a car allowance of up to $1,000 per month, inclusive of insurance, and other employee benefits in accordance with the Company’s policies.

AT-THE-MARKET OFFERING

On April 17, 2020, the Company entered into a sales agreement (“Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”) to conduct an “at-the-market” equity offering program (the “ATM”), pursuant to which the Company may issue and sell from time to time shares of its common stock, having an aggregate offering price of up to $20,000,000 (the “Shares”) through the Agent.

Subject to the terms and conditions of the Sales Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to an aggregate fixed commission of 3.0% of the gross proceeds from Shares sold.

Sales of the Shares under the Sales Agreement will be made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed to with the Agent.

A “shelf” registration statement on Form S-3 for the Shares was filed with the SEC, which became effective on September 16, 2019, and a prospectus supplement thereto was filed with the SEC on April 17, 2020.

Since April 17, 2020 and through May 12, 2020, the Company sold 87,505 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of approximately $150,000 under the ATM.

COMMON STOCK ISSUANCES

During April 2020, the Company issued 47,542 shares of common stock with an aggregate issuance date fair value of $87,000 as compensation to certain officers of the Company.

STOCK OPTION ISSUANCES

During April 2020, the Company granted options to purchase an aggregate of 110,832 shares of common stock with an exercise price of $2.01 per share as compensation to an officer of the Company of the Company.

During April 2020, the Company granted options to purchase an aggregate of 49,585 shares of common stock with an exercise price of $1.83 per share as compensation to an officer of the Company of the Company.

PAYCHECK PROTECTION PLAN LOAN

On May 7, 2020, the Company received loan proceeds in the amount of approximately $856,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, there can be no assurance that the Company will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. together its subsidiaries, “Blink” and the “Company”) as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as discussed elsewhere in this Quarterly Report on Form 10-Q particularly in Item IA - Risk Factors.

At Blink Charging, our highest priority remains the safety, health and well-being of our employees, their families and our communities and we remain committed to serving the needs of our customers. The Covid-19 pandemic is a highly fluid situation and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the Covid-19 pandemic on our business as we learn more and the impact of Covid-19 on our industry becomes clearer.

Any one or more of these uncertainties, risks and other influences, as well as our inability to avail ourselves of the loan forgiveness provisions of the PPP Loan, could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements except as required by federal securities laws, We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. At March 31, 2020, we have sold or deployed a total of approximately 14,643 charging units, of which, 5,283 were level 2 commercial charging units, 103 were DC Fast Charging EV units and 1,070 were residential charging units. Included in the above total number are approximately 342 Level 2 units deployed on other networks and 7,845 non-networked, residential charging units.

We believe the coronavirus COVID-19 (COVID-19) global pandemic had minimal impact on our first quarter 2020 results. We continue to receive orders for our products; however, some shipments of equipment have been temporarily delayed. We are maintaining regular contact, via telephone and other electronic means, with our customers and suppliers, and do not currently expect any material change in overall demand for our products. We are complying with federal, state and local health guidelines regarding safety procedures. These procedures include, but are not limited to: social distancing, remote working, and teleconferencing versus in person meetings. The extent of the future impact of the COVID-19 pandemic on our business is uncertain and difficult to predict. Capital markets and the U.S. economy have also been significantly impacted by the pandemic, and it is possible that access to capital markets and other sources of liquidity could be significantly restricted to support our ongoing operations. Adverse economic and market conditions as a result of COVID-19 could also adversely affect the demand for our products and services and may also impact the ability of our customers to satisfy their obligations to us. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be adversely impacted. See Part II, Item 1A – “Risk Factors”.

As reflected in our unaudited condensed consolidated financial statements, as of March 31, 2020, we had cash, marketable securities, working capital and an accumulated deficit of $1,343,978, $1,952,510, and $172,466,081, respectively. During the three months ended March 31, 2020, we incurred a net loss of $2,961,100. During the three months ended March 31, 2020, we used cash in operating activities of $3,413,141. We have not yet achieved profitability.

Consolidated Results of Operations

Revenues

Total revenue for the three months ended March 31, 2020 increased by $721,474, or 125%, to $1,298,864 compared to $577,390 during the three months ended March 31, 2019.

Charging service revenue from Company-owned charging stations was $319,624 for the three months ended March 31, 2020 as compared to $324,895 for the three months ended March 31, 2019, a decrease of $5,271, or 2%. The decrease was attributable to a decrease in the number of subscribers in Nissan’s No Charge-To-Charge Program. The program is expected to end by June 2020.

Revenue from product sales was $777,423 for the three months ended March 31, 2020 compared to $103,204 during the three months ended March 31, 2020, an increase of $674,219, or 653%. The increase was attributable to increased sales from Generation 2 chargers that were rolled out during 2019 and increased sales of DC Fast Chargers when compared to the same period in 2019.

Network fee revenues were $55,559 for the three months ended March 31, 2020 compared to $74,470 for the three months ended March 31, 2019, a decrease of $18,911, or 25%. The decrease was primarily attributable to a decrease in network renewals in the first quarter of 2020 compared to the same period in 2019.

Warranty revenues were $8,060 for the three months ended March 31, 2020 compared to $16,508 for the three months ended March 31, 2019, a decrease of $8,448, or 51%. The decrease was primarily attributable to a decrease in the renewal rate of host owned chargers warranty contracts.

Grant and rebate revenues were $4,579 during the three months ended March 31, 2020, compared to $6,714 during the three months ended March 31, 2019, a decrease of $2,135, or 32%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The 2020 revenue was related to the amortization of previous years’ grants.

Other revenue increased by $82,020 to $133,619 for the three months ended March 31, 2020 as compared to $51,599 for the three months ended March 31, 2019. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the three months ended March 31, 2020 compared to the same period in 2019. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon. The value of the credits is subject to market conditions and our current policy is to sell the credits generated every one-to-two years as market conditions permit.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended March 31, 2020 were $990,142 as compared to $523,432 for the three months ended March 31, 2019, an increase of $466,710, or 89%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of charging services-company-owned charging stations (electricity reimbursements) decreased by $115 to $29,614 for the three months ended March 31, 2020 as compared to $29,729 for the three months ended March 31, 2019. The decrease in 2020 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $3,390, or 4%, to $85,429 during the three months ended March 31, 2020 as compared to $82,039 during the three months ended March 31,2019. The increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts per their agreements.

Cost of product sales increased by $390,678, or 183%, from $213,320 for the three months ended March 31,2019 as compared to $603,998 for the three months ended March 31, 2020. The increase is primarily due to the increase in product sales during the three months ended March 31, 2020 compared to the same period in 2019. Furthermore, during the three months ended March 31, 2019 included a provision for excess and obsolete inventory of $123,808 relating to non-Generation 2 inventory which was not being sold/utilized.

Network costs decreased by $1,821, or 2%, to $75,402 during the three months ended March 31,2020 as compared to $77,223 during the three months ended March 31,2019. The decrease was attributable to recently negotiated rate reductions.

Warranty and repairs and maintenance costs increased by $26,037, or 29%, to $114,909 during the three months ended March 31, 2020 from $88,872 during the three months ended March 31,2019. The increase in 2020 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases. As of March 31, 2020, we recorded a liability of $23,000 which represents the estimated cost of existing backlog of known warranty cases. We estimate the cost to repair chargers which we own to approximate $254,000.

Depreciation and amortization expense increased by $48,541, or 151%, to $80,790 for the three months ended March 31,2020 as compared to $32,249 for the three months ended March 31,2019, as additional underlying assets became active on our network during the second half of 2019 and early 2020.

Operating Expenses

Compensation expense increased by $510,982, or 32%, to $2,114,467 (consisting of approximately $1.9 million of cash compensation and benefits and approximately $0.2 million of non-cash compensation) for the three months ended March 31, 2020. Compensation expense was $1,603,485 (consisting of approximately $1.5 million of cash compensation and benefits and approximately $0.1 million of non-cash compensation) for the three months ended March 31, 2019.

General and administrative expenses increased by $388,747, or 151%, to $645,883 for the three months ended March 31, 2020. General and administrative expenses were $257,136 for the three months ended March 31, 2019. The increase was primarily attributable to an increase in accounting, tax and legal professional fees of $315,689 related to the Sarbanes-Oxley Section 404 documentation and strengthening of our internal controls as well as the completion of our federal tax filing project to bring our federal filings current and up-to-date. Also contributing to the increase was marketing expenses of $47,586 to promote Blink brand awareness and to support the sales and deployment effort of our Generation 2 chargers.

Other operating expenses increased by $58,375, or 11%, to $567,200 for the three months ended March 31, 2020 from $508,825 for the three months ended March 31, 2019. The increase is primarily attributable to larger corporate offices in Miami Beach.

Other Income (Expense)

Other income decreased by $364,133 from $421,861 for the quarter ended March 31, 2019 to $57,728 for the quarter ended March 31, 2020. During the quarter ended March 31, 2020, other income included earned interest income and dividend income of $15,853 from our cash and marketable securities portfolio, and changes in value of Low Carbon Fuel Standard credits of $32,072. During the quarter ended March 31, 2019, we settled accounts payable resulting in a gain of $52,500 and $360,000 of notes payable, inclusive of accrued interest to the former members of 350 Green in exchange for the cancellation of the notes, the return of 8,066 of our common shares and the payment of $50,000, in 2018, to the former members of 350 Green, resulting in a gain of $310,000. Additionally, we issued common stock to satisfy a contractual obligation resulting in a loss of $54,742. During the quarter ended March 31, 2019, other income included earned interest income and dividend income of $99,675 from our cash and marketable securities portfolio, and changes in value of Low Carbon Fuel Standard credits of $11,828.

Net Loss

Our net loss for the three months ended March 31, 2020 increased by $1,067,473, or 56%, to $2,961,100 as compared to $1,893,627 for the three months ended March 31, 2019. The increase was primarily attributable to a decrease in other income of $364,133 and an increase of operating expenses of $703,340 offset by an increase in gross profit of $254,764.

Total Comprehensive Loss

Our total comprehensive loss for the three months ended March 31, 2020 was $3,142,568 whereas our total comprehensive loss for the three months ended March 31, 2019 was $1,792,941. The 2020 period included an increase in the fair value of marketable securities of $181,468.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2020	December 31, 2019
	(unaudited)

Cash	$1,343,978	$3,975,494

Working Capital	$2,158,590	$5,791,444

Notes Payable (Gross)	$10,000	$10,000

During the three months ended March 31, 2020, we financed our activities from proceeds derived from debt and equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the three months ended March 31, 2020 and 2019, we used cash of $3,413,141 and $2,911,587, respectively, in operations. Our cash use for the three months ended March 31, 2020 was primarily attributable to our net loss of $2,961,100, adjusted for net non-cash expenses in the aggregate amount of $220,023, and $672,064 of net cash used in changes in the levels of operating assets and liabilities. Our cash used for the three months ended March 31, 2019 was primarily attributable to our net loss of $1,893,627, adjusted for net non-cash income in the aggregate amount of $69,417, and by $948,813 of net cash used in changes in the levels of operating assets and liabilities.

During the three months ended March 31, 2020, net cash provided by investing activities was $799,614, of which, $1,100,516 was provided in connection with the sale of marketable securities and $300,902 was used to purchase charging stations and other fixed assets. During the three months ended March 31, 2019, cash used in investing activities was $27,392, which was used to purchase charging stations and other fixed assets.

During the three months ended March. 31, 2020, cash used in financing activities was $17,989 which was used to pay down our liability in connection with internal use software. There was no cash provided by financing activities for the three months ended March 31, 2019.

Through March 31, 2020, we incurred an accumulated deficit since inception of $172,466,081. As of March 31, 2020, we had cash, working capital, and marketable securities of $1,343,978, $2,158,590, and $1,952,510, respectively. During the three months ended March 31, 2020, we incurred a net loss of $2,961,100.

We estimate an approximate cost of $254,000 to repair deployed chargers, which we own as of March 31, 2020. The remaining commitment of $437,808 will become due upon delivery of the charging stations.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our operating expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. These conditions indicate that there is substantial doubt about our ability to continue as a going concern within one year after the issuance date of the financial statements. Historically, we have been able to raise funds to support our business operations, although there can be no assurance, we will be successful in raising significant additional funds in the future. We are currently funding our operations on a month-to-month basis.

On April 17, 2020, we entered into a Sales Agreement (“Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”) to conduct an “at-the-market” equity offering program (the “ATM”) pursuant to which we may issue and sell from time to time shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $20,000,000 (the “Shares”) through the Agent, as our sales agent.

Subject to the terms and conditions of the Sales Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon our instructions. We have no obligation to sell any of the Shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement in accordance with its terms. We have provided the Agent with customary indemnification rights, and the Agent will be entitled to an aggregate fixed commission of 3.0% of the gross proceeds from Shares sold.

Sales of the Shares under the Sales Agreement will be made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed to with the Agent.

A “shelf” registration statement on Form S-3 for the Shares was filed with the SEC, which became effective on September 16, 2019, and a prospectus supplement thereto was filed with the SEC on April 17, 2020.

We currently anticipate using the net proceeds, if any, from the sale of our shares of common stock offered hereby to supplement our operating cash flows to fund EV charging station deployment and our acquisition growth plan. We currently have no commitments or agreements with respect to any acquisitions. We also plan to use any remaining proceeds we receive for working capital and other corporate purposes. Other corporate purposes include amounts required to pay for continuing product development expenses, salaries, professional fees, public reporting costs, office-related expenses and other corporate expenses, including overhead. The amounts and timing of our use of the net proceeds from this offering, if any, will depend on a number of factors, such as the timing and progress of our EV charging station deployment efforts, the timing and progress of any partnering and collaboration efforts and technological advances. As of the date of this filing, we cannot specify with certainty all of the particular uses for the net proceeds to be received by from this offering. Accordingly, our management will have broad discretion in the timing and application of these proceeds. Pending use of the proceeds as described above, we intend to invest the proceeds in a variety of capital preservation investments, including short term, interest bearing, investment grade instruments and U.S. government securities.

Since April 17, 2020 and through May 12, 2020, the Company sold 87,505 shares of its common stock at an average share price of $1.72 per share for aggregate gross proceeds of approximately $150,000 under the ATM.

Since inception, our operations have primarily been funded through proceeds received in equity and debt financings. Although management believes that we generally have access to capital resources, we continue to evaluate financing opportunities. There is no assurance that we will be able to obtain funds due to current economic uncertainty or on commercially acceptable terms. There is also no assurance that the amount of funds we might raise will enable us to complete our development initiatives or attain profitable operations. If we are unable to obtain additional financing on a timely basis, we may have to curtail our development, marketing and promotional activities, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately, we could be forced to discontinue our operations.

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

On May 7, 2020, we received loan proceeds in the amount of approximately $856,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its employee and compensation levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. We intend to use the proceeds for purposes consistent with the PPP. While we currently believe that its use of the loan proceeds will meet the conditions for forgiveness of the loan, there can be no assurance that we will not take actions that could cause us to be ineligible for forgiveness of the loan, in whole or in part.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2019, under the heading “Management’s Report on Internal Control Over Financial Reporting” and that continued to exist as of March 31, 2020.

However, as part of its ongoing remediation initiative and with the help of an outside firm, management continued to commit substantial resources to documenting and evaluating our internal controls during the quarter as reflected below:

Remediation in progress:

(a)	Upon the establishment of a Disclosure Controls Committee, meetings are now being properly convened, conducted, documented and proceeding with the active participation of Committee members and other members of management;

(b)	Upon implementing enhanced disclosure controls and procedures across the organization, well-structured disclosure questionnaires have been formulated and circulated to a select group of officials; responses are received, tabulated and acted upon.

(c)	Upon the preparation of the audited financial statement for the year ending December 31, 2019, the Company has since updated its financial risk assessment for 2020 SOX compliance.

(d)	Management has since finalized and put into effect its human resource policies, prepared a complete set of accounting policies and is preparing a set of identified Information Technology and Security related policies;

(e)	Designing and evaluating the internal controls within various business and entity-level processes including segregation of duties among personnel, to the extent practicable, in order to separate the initiation and execution of transactions and custody of assets is ongoing.

Additionally, the Company recently hired a new CFO who, as the key process owner for internal controls over financial reporting, has started reviewing and approving journal entries and the periodic financial statements and the underlying schedules and disclosures. In addition, the new CFO has taken leadership of the ongoing remediation initiative by coordinating with the external consultants and other process owners.

Remediation that will commence soon:

(a)	Validating the operational effectiveness of the key internal controls forming part of the identified business processes and within the recently implemented NetSuite accounting system.

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

Changes in Internal Control over Financial Reporting

Except the above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For a description of our legal proceedings, see Note 11 – Commitments and Contingencies – Litigation and Disputes in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS.

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2019, the information set forth at the beginning of Management’s Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information,” and updates noted below, you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We have a history of substantial net losses and expect losses to continue in the future; if we do not achieve and sustain profitability our financial condition could suffer.

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $2.9 million for the quarter ended March 31, 2020. As of March 31, 2020, we had net working capital of approximately $2.2 million and an accumulated deficit of approximately $172.5 million. We have not yet achieved profitability. These factors raise substantial doubt about our ability to continue as a going concern, as expressed in the notes to our consolidated financial statements. Historically, we have been able to raise funds to support our business operations, although there can be no assurance we will be successful.

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

Our business and results of operations will be, and our financial condition may be, impacted by the outbreak of COVID-19 and such impact

The global spread of the COVID-19 has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations and financial results is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

·	the duration and scope of the pandemic;
·	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on national and global economic activity;
·	the impact to the capital markets and other sources of liquidity;
·	the actions taken in response to economic disruption;
·	the impact of business disruptions and reductions in employment levels on our customers and the resulting impact on their demand for our EV charging equipment and related services;
·	the increase in business failures among businesses that we serve and with which we collaborate;
·	our customers’ ability to pay for our EV charging equipment and related services; and
·	our ability to provide our EV charging equipment and related services, including as a result of our employees or our customers working remotely and/or closures of offices and facilities.

Any of these factors could cause or contribute to the risks and uncertainties identified in our Annual Report on Form 10-K for the year ended December 31, 2019 and could materially adversely affect our business, financial condition and results of operations.

We are a defendant in an employment-related litigation with a former officer.

The Company and certain of our officers are currently defendants in a pending employment-related litigation. On March 26, 2020, James Christodoulou, the former President and Chief Operating Officer of our company, filed a Complaint in the Miami-Dade County Court, State of Florida, James Christodoulou vs. Blink Charging Co. et al. The Complaint asserts claims against us, as well as Michael D. Farkas, Aviv Hilo and Yechiel Baron. Mr. Farkas is Chairman of the Board and Chief Executive Officer. Messrs. Hilo and Baron are our General Counsel and Assistant General Counsel, respectively. The Complaint asserts claims for breach of contract in connection with Mr. Christodoulou’s termination by the company in March 2020, as well as claims under Florida state law for alleged retaliatory termination and slander. Among other things, Mr. Christodoulou asserts that the company terminated his employment without cause and in retaliation for his alleged plan to disclose that company executives had engaged in alleged “questionable business practices.” The Complaint seeks unspecified monetary damages but alleges that such damages exceed $1 million. The claims are not covered by our existing corporate insurance program. We intend to assert counterclaims against the plaintiff and defend the case vigorously; however, there can be no assurance as to the outcome of the litigation

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarterly period ended March 31, 2020, there have been no unregistered sales of equity securities that have not been previously disclosed in a Current Report on Form 8-K, except as described below:

During the three months ended March 31, 2020, the holder elected to convert 5,125 shares of Series D Convertible Preferred Stock into 1,642,628 shares of the Company’s common stock at a conversion price of $3.12 per share.

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

On May 7, 2020, the Company received loan proceeds in the amount of approximately $856,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, there can be no assurance that the Company will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation, as amended most recently on August 17, 2017.	10-K	3.1	04/17/2018

3.2	Bylaws, as amended most recently on January 29, 2018.	10-K	3.2	04/17/2018

3.3	Certificate of Designations for Series D Preferred Stock.	8-K	3.1	02/21/2018

4.1	Warrant Agency Agreement by and between the Company and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering.	8-K	4.1	02/21/2018

4.2	Form of Common Stock Purchase Warrant dated April 9, 2018.	8-K	4.1	04/19/2018

4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	04//02/2020

10.1+	Employment Agreement, dated January 9, 2020, between Blink Charging Co. and Donald Engel.	8-K	10.1	01/10/2020

10.2+	Employment Offer Letter, dated February 7, 2020, between Blink Charging Co. and Michael Rama.	8-K	10.1	02/11/2020

10.3	Sales Agreement, dated April 17, 2020, between Blink Charging Co. and Roth Capital Partners, LLC.	8-K	10.1	04/17/2020

10.4+	Employment Offer Letter, dated as of March 29, 2020, between Blink Charging Co. and Brendan S. Jones.	8-K	10.1	04/20/2020

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.				X

32.1*	Section 1350 Certification of Principal Executive Officer.				X

32.2*	Section 1350 Certification of Principal Financial Officer.				X

101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

+ Compensatory plan or arrangement.

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2020	BLINK CHARGING CO.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2020	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

