Form 10-Q
period 2020-06-30
Blink Charging Co.
filed 2020-08-13
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-38392

BLINK CHARGING CO.

(Exact name of registrant as specified in its charter)

Nevada	03-0608147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

407 Lincoln Road, Suite 704	33139-3024
Miami Beach, Florida (Address of principal executive offices)	(Zip Code)

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

As of August 12, 2020 the registrant had 31,626,616 shares of common stock outstanding.

BLINK CHARGING CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
Assets

Current Assets:
Cash	$3,821,723	$4,168,837
Marketable securities	160,748	2,956,989
Subscription receivable	600,808	-
Accounts receivable and other receivables, net	368,006	206,770
Inventory, net	2,531,389	2,157,295
Prepaid expenses and other current assets	454,439	671,033

Total Current Assets	7,937,113	10,160,924
Property and equipment, net	2,730,604	1,347,309
Operating lease right-of-use asset	166,992	258,102
Intangible assets, net	76,725	107,415
Other assets	73,743	73,743

Total Assets	$10,985,177	$11,947,493

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$3,091,602	$2,372,212
Accrued expenses	749,974	897,548
Accrued issuable equity	194,351	257,686
Notes payable	370,427	10,000
Current portion of operating lease liabilities	182,436	190,823
Other current liabilities	79,262	73,598
Current portion of deferred revenue	280,378	567,613

Total Current Liabilities	4,948,430	4,369,480
Operating lease liabilities, non-current portion	-	84,838
Notes payable, non-current portion	495,239	-
Other liabilities	109,679	58,164
Deferred revenue, non-current portion	-	565

Total Liabilities	5,553,348	4,513,047

Series B Convertible Preferred Stock, 10,000 shares designated, 0 issued and outstanding as of June 30, 2020 and December 31, 2019	-	-

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Series C Convertible Preferred Stock, 250,000 shares designated, 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Series D Convertible Preferred Stock, 13,000 shares designated, 0 and 5,125 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	5
Common stock, $0.001 par value, 500,000,000 shares authorized, 29,683,637 and 26,322,583 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	29,684	26,323
Additional paid-in capital	180,832,982	176,729,926
Accumulated other comprehensive income	64,757	183,173
Accumulated deficit	(175,495,594)	(169,504,981)

Total Stockholders’ Equity	5,431,829	7,434,446

Total Liabilities and Stockholders’ Equity	$10,985,177	$11,947,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues:
Charging service revenue - company-owned charging stations	$87,250	$294,985	$406,874	$619,880
Product sales	1,274,354	282,014	2,051,777	385,218
Network fees	71,271	76,359	126,830	150,829
Warranty	8,419	19,284	16,479	35,792
Grant and rebate	3,912	6,525	8,491	13,239
Other	127,404	36,661	261,023	88,260

Total Revenues	1,572,610	715,828	2,871,474	1,293,218

Cost of Revenues:
Cost of charging services - company-owned charging stations	35,874	37,283	65,488	67,012
Host provider fees	28,086	81,037	113,515	163,076
Cost of product sales	922,808	87,800	1,391,876	301,120
Network costs	147,290	86,303	357,622	163,526
Warranty and repairs and maintenance	17,734	83,543	132,643	172,415
Depreciation and amortization	6,938	25,318	87,728	57,567
Total Cost of Revenues	1,158,730	401,284	2,148,872	924,716

Gross Profit	413,880	314,544	722,602	368,502

Operating Expenses:
Compensation	2,305,738	1,674,042	4,420,205	3,277,527
General and administrative expenses	670,653	485,055	1,316,536	742,191
Other operating expenses	459,418	538,768	1,026,618	1,047,593

Total Operating Expenses	3,435,809	2,697,865	6,763,359	5,067,311

Loss From Operations	(3,021,929)	(2,383,321)	(6,040,757)	(4,698,809)

Other Income (Expense):
Interest income, net	5,257	22,081	21,110	38,153
Gain on settlement of debt	-	-	-	310,000
Gain on settlement of accounts payable, net	19,086	107,923	19,086	160,423
Change in fair value of derivative and other accrued liabilities	(16,560)	(35,494)	(16,039)	(90,236)
Other income	(15,367)	51,591	25,987	149,622

Total Other (Expense) Income	(7,584)	146,101	50,144	567,962

Net Loss	$(3,029,513)	$(2,237,220)	$(5,990,613)	$(4,130,847)

Net Loss Per Share:
Basic	$(0.11)	$(0.09)	$(0.22)	$(0.16)
Diluted	$(0.11)	$(0.09)	$(0.22)	$(0.16)

Weighted Average Number of Common Shares Outstanding:
Basic	28,327,701	26,234,376	27,584,918	26,202,898
Diluted	28,327,701	26,234,376	27,584,918	26,202,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net Loss	$(3,029,513)	$(2,237,220)	$(5,990,613)	$(4,130,847)
Other Comprehensive Income (Loss):
Reclassification adjustments of loss (gain) on sale of marketable securities included in net loss	15,188	-	(98,337)	-
Change in fair value of marketable securities	47,864	40,321	(20,079)	141,007

Total Comprehensive Loss	$(2,966,461)	$(2,196,899)	$(6,109,029)	$(3,989,840)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2020

(unaudited)

	Convertible					Accumulated
	Preferred Stock				Additional	Other		Total
	Series D		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2020	5,125	$5	26,322,583	$26,323	$176,729,926	$183,173	$(169,504,981)	$7,434,446

Stock-based compensation	-	-	-	-	276,675	-	-	276,675

Common stock issued upon conversion of Series D convertible preferred stock	(5,125)	(5)	1,642,628	1,642	(1,637)	-	-	-

Other comprehensive loss	-	-	-	-	-	(181,468)	-	(181,468)

Net loss	-	-	-	-	-	-	(2,961,100)	(2,961,100)

Balance - March 31, 2020	-	$-	27,965,211	$27,965	$177,004,964	$1,705	$(172,466,081)	$4,568,553

Common stock issued in public offering [1]	-	-	1,660,884	1,661	3,755,948	-	-	3,757,609

Stock-based compensation	-	-	57,542	58	72,070	-	-	72,128

Other comprehensive income	-	-	-	-	-	63,052	-	63,052

Net loss	-	-	-	-	-	-	(3,029,513)	(3,029,513)

Balance - June 30, 2020	-	$-	29,683,637	$29,684	$180,832,982	$64,757	$(175,495,594)	$5,431,829

[1] Includes gross proceeds of $3,998,618 of which, less issuance costs of $241,009. As of June 30, 2020, $600,808 of net proceeds had not been received by the Company and was included as a subscription receivable.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2019

(unaudited)

	Convertible					Accumulated
	Preferred Stock				Additional	Other		Total
	Series D		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2019	5,141	$5	26,118,075	$26,118	$175,924,587	$-	$(159,856,481)	$16,094,229
								-
Stock-based compensation	-	-	51,724	52	118,684	-	-	118,736
								-
Restricted stock issued in satisfaction of accrued issuable equity	-	-	56,948	57	199,831	-	-	199,888
								-
Common stock issued upon conversion of Series D convertible preferred stock	(16)	-	5,128	5	(5)	-	-	-

Return and retirement of common stock	-	-	(8,066)	(8)	8	-	-	-

Other comprehensive income	-	-	-	-	-	100,686	-	100,686

Net loss	-	-	-	-	-	-	(1,893,627)	(1,893,627)

Balance - March 31, 2019	5,125	$5	26,223,809	$26,224	$176,243,105	$100,686	$(161,750,108)	$14,619,912

Restricted stock issued in satisfaction of accrued issuable equity	-	-	12,995	13	40,142	-	-	40,155

Stock-based compensation	-	-	-	-	185,632	-	-	185,632

Other comprehensive income	-	-	-	-	-	40,321	-	40,321

Net loss	-	-	-	-	-	-	(2,237,220)	(2,237,220)

Balance - June 30, 2019	5,125	$5	26,236,804	$26,237	$176,468,879	$141,007	$(163,987,328)	$12,648,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(5,990,613)	$(4,130,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195,622	115,426
Dividend and interest income	77,309	-
Change in fair value of derivative and other accrued liabilities	(16,039)	(90,236)
Provision for bad debt	33,894	72,180
Gain on settlement of debt	-	(310,000)
(Benefit)/provision for slow moving and obsolete inventory	7,646	197,240
Gain on settlement of accounts payable, net	19,086	(160,423)
Non-cash compensation:
Common stock	(56,993)	267,997
Options	388,388	126,033
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(195,130)	(156,659)
Inventory	(1,393,376)	(671,011)
Prepaid expenses and other current assets	177,427	163,775
Other assets	-	4,121
Accounts payable and accrued expenses	612,840	(536,034)
Lease liabilities	(93,225)	2,376
Deferred revenue	(287,800)	(106,244)

Total Adjustments	(530,351)	(1,081,459)

Net Cash Used In Operating Activities	(6,520,964)	(5,212,306)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	2,600,516	-
Purchases of property and equipment	(445,479)	(203,357)

Net Cash Provided By (Used In) Investing Activities	2,155,037	(203,357)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	855,666	-
Proceeds from sale of common stock in public offering [1]	3,195,968	-
Payment of financing liability in connection with internal use software	(32,821)	-

Net Cash Provided By Financing Activities	4,018,813	-

Net Decrease In Cash	(347,114)	(5,415,663)

Cash - Beginning of Period	4,168,837	15,538,849

Cash - End of Period	$3,821,723	$10,123,186

[1] Includes gross proceeds of $3,379,106, less issuance costs of $183,138.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

	For The Six Months Ended
	June 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$-	$-
Non-cash investing and financing activities:
Common stock issued upon conversion of Series D convertible preferred stock	$5	$5
Return and retirement of common stock	$-	$(8)
Reduction of additional paid-in capital for public offering issuance costs for public offering issuance costs that were previously paid	$(39,167)	$-
Restricted stock issued in satisfaction of accrued issuable equity	$-	$240,043
Change in fair value of marketable securities	$(20,079)	$141,007
Subscription receivable, net of issuance costs of $18,704	$600,808	$-
Transfer of inventory to property and equipment	$(1,011,637)	$(59,548)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BUSINESS ORGANIZATION, NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES AND BASIS OF PRESENTATION

Organization and Operations

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

●	In the Company’s comprehensive Turnkey business model, Blink owns and operates the EV charging equipment, undertakes and manages the installation, maintenance and related services, and Blink retains substantially all of the EV charging revenue.

●	In the Company’s Hybrid business model, the Property Partner incurs the installation costs, while Blink provides the charging equipment. Blink operates and manages the EV charging station and provides connectivity of the charging station to the Blink Network. As a result, Blink shares a greater portion of the EV charging revenue with the Property Partner than under the turnkey model above.

●	In the Company’s Host owned business model, the Property Partner purchases, owns and manages the Blink EV charging station, and incurs the installation costs of the equipment, while Blink provides site recommendations, connectivity to the Blink Network and optional maintenance services, and the Property Partner retains substantially all of the EV charging revenue.

●	In the Company’s Blink-as-a-service model, the Company owns and operate the EV charging station, while the Property Partner incurs the installation cost. The Company operates and manages the EV charging station and the Property Partner pays Blink a fixed monthly fee and keeps all the charging revenues less network connectivity and processing fees.

The Company has strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. As of June 30, 2020, the Company had 15,151 charging stations deployed, of which, 5,385 were Level 2 commercial charging units, 102 were DC Fast Charging EV chargers and 1,193 were residential charging units. Additionally, as of June 30, 2020, the Company had 305 Level 2 commercial charging units on other networks and there were also 8,166 non-networked, residential Blink EV charging stations.

Risks and Uncertainties

The Company continues to closely monitor the impact on its business of the current outbreak of a novel strain of coronavirus (“COVID-19”). The Company has taken precautions to ensure the safety of its employees, customers and business partners, while assuring business continuity and reliable service and support to its customers. The Company has experienced what it expects is a temporary reduction in the usage of its charging stations, which has resulted in a decrease in its charging service revenue. While the Company has not seen a significant adverse impact to its overall financial results from COVID-19, if the pandemic continues to cause significant negative impacts to economic conditions, the Company’s results of operations, financial condition and liquidity could be adversely impacted.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BUSINESS ORGANIZATION, NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES AND BASIS OF PRESENTATION – CONTINUED

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2020 and for the three and six months then ended. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2019 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on April 2, 2020 as part of the Company’s Annual Report on Form 10-K.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2019, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

LIQUIDITY

As of June 30, 2020, the Company had cash, marketable securities, working capital and an accumulated deficit of $3,821,723, $160,748, $2,988,683 and $175,495,594, respectively. During the three and six months ended June 30, 2020, the Company incurred a net loss of $3,029,513 and $5,990,613, respectively. During the six months ended June 30, 2020, the Company used cash in operating activities of $6,520,964.

Since April 17, 2020 and through August 10, 2020, the Company sold 3,403,386 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of approximately $17.8 million. See Note 8 – Stockholders’ Equity.

The Company expects that its cash on hand will fund its operations for a least twelve months after the issuance date of these financial statements.

Since inception, the Company’s operations have primarily been funded through proceeds received in equity and debt financings. The Company believes it has access to capital resources and continues to evaluate additional financing opportunities. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations.

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

CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the condensed consolidated financial statements. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. As of June 30, 2020, the Company had cash balances in excess of FDIC insurance limits of $2,922,949. As of December 31, 2019, the Company had cash balances in excess of FDIC insurance limits of $3,494,360.

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

The following summarizes the Company’s investments as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Short-term investments:
Available- for-sale investments	$160,748	$2,956,989

The following is a summary of the unrealized gains, losses, and fair value by investment type as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income	$180,827	$-	$(20,079)	$160,748

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income	$2,773,816	$183,173	$-	$2,956,989

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

SUBSCRIPTION RECEIVABLE

The Company records stock issuances at the effective date. If the subscription is not funded upon issuance, the Company records a stock subscription receivable as an asset on a balance sheet. When stock subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under FASB ASC 505-10-45-2, the stock subscription receivable is reclassified as a contra account to stockholders’ equity on the balance sheet.

REVENUE RECOGNITION

The Company recognizes revenue primarily from four different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed in accordance with a contractual relationship between the Company and the owner of the station. Other revenues are also comprised of sales related to alternative fuel credits.

The following table summarizes revenue recognized under ASC 606 in the condensed consolidated statements of operations:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues - Recognized at a Point in Time:
Charging service revenue - company-owned charging stations	$87,250	$294,985	$406,874	$619,880
Product sales	1,274,354	282,014	2,051,777	385,218
Other	127,404	36,661	261,023	88,260
Total Revenues - Recognized at a Point in Time	1,489,008	613,660	2,719,674	1,093,358

Revenues - Recognized Over a Period of Time:
Network and other fees	79,690	95,643	143,309	186,621
Total Revenues - Recognized Over a Period of Time	79,690	95,643	143,309	186,621

Total Revenue Under ASC 606	$1,568,698	$709,303	$2,862,983	$1,279,979

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

As of June 30, 2020, the Company had $204,142 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of June 30, 2020. The Company expects to satisfy its remaining performance obligations for network fees and warranty revenue and recognize the revenue within the next twelve months.

During the three and six months ended June 30, 2020, the Company recognized $76,039 and $139,660, respectively, of revenues related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2019. During the three and six months ended June 30, 2020, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION – CONTINUED

Grants and rebates which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the three months ended June 30, 2020 and 2019, the Company recognized $3,912 and $6,525, respectively, related to grant and rebate revenue. During the six months ended June 30, 2020 and 2019, the Company recognized $8,491 and $13,239, respectively, related to grant and rebate revenue. At June 30, 2020 and December 31, 2019, there was $75,179 and $83,670, respectively, of deferred revenues attributable to grants and rebates.

CONCENTRATIONS

As of June 30, 2020 and December 31, 2019, accounts receivable from a significant customer was 10% and 11% of accounts receivable, respectively. During the three and six months ended June 30, 2020, revenues from one significant customer represented 43% and 38%, respectively, of total revenues. During the three and six months ended June 30, 2020, revenues from another significant customer represented 11% and 10%, respectively, of total revenues. There were no revenue concentrations during the three and six months ended June 30, 2019.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three and Six Months Ended June 30,
	2020	2019
Convertible preferred stock	-	1,642,628
Warrants	7,756,043	6,841,049
Options	646,715	135,741
Unvested restricted common stock	109,733	-
Total potentially dilutive shares	8,512,491	8,619,418

INCOME TAXES

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, amongst other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the CARES Act is effective beginning in the quarter ended March 31, 2020. The Company does not currently believe that such provisions will have a material impact on the Company’s condensed consolidated financial statements.

RECLASSIFICATIONS

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2019, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”). The new ASU provides narrow-scope amendments to help apply these recent standards. The adoption of this ASU effective January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

3.	PREPAID EXPENSES AND OTHER CURRRENT ASSETS

As of June 30, 2020, prepaid expenses and other current assets primarily consisted of alternative fuel credits of $199,069. As of December 31, 2019, alternative fuel credits were $476,992.

As of June 30, 2020 and December 31, 2019, the Company had a remaining purchase commitment of $3,599,503 and $3,156,629, respectively, which will become payable upon the supplier’s delivery of the charging stations. The purchase commitments were made primarily for future sales and deployments of these charging stations.

4.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2020	December 31, 2019
	(unaudited)
Accrued host fees	$114,262	$108,683
Accrued professional, board and other fees	29,500	40,518
Accrued wages	182,474	295,250
Warranty payable	14,000	12,000
Accrued income, property and sales taxes payable	395,161	417,669
Other accrued expenses	14,577	23,428
Total accrued expenses	$749,974	$897,548

5.	ACCRUED ISSUABLE EQUITY

Accrued issuable equity consists of the following:

	June 30, 2020	December 31, 2019
	(unaudited)
Common stock	$155,023	$252,584
Options	18,187	-
Warrants	21,141	5,102
Total accrued issuable equity	$194,351	$257,686

See Note 8 – Stockholders’ Equity for additional information.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	NOTES PAYABLE

On May 7, 2020, the Company received $855,666 in connection with a loan (the “PPP Loan”) under the CARES Act Paycheck Protection Program (the “PPP”). The PPP provides for loans to qualifying businesses for amounts of up to 2.5 times their average monthly payroll expenses. The loan principal and accrued interest are forgivable, as long as the borrower uses loan proceeds for eligible purposes during the eight weeks following disbursement, such as payroll, benefits, rent, and utilities, and maintains its payroll levels. The amount of loan forgiveness is reduced if the borrower terminates employees or reduces salaries during this eight-week period, subject to certain qualifications and exclusions. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first seven months. The Company is using PPP proceeds it received for purposes consistent with PPP criteria. While the Company believes its use of PPP loan proceeds should meet the conditions for forgiveness of the loan, it cannot provide assurance that it will not take actions that may cause the Company to be ineligible for loan forgiveness in whole or in part or that PPP eligibility requirements may not change that would result in making the Company or the Company’s use of the PPP proceeds ineligible. As of June 30, 2020, the Company had not received any notice of forgiveness of the PPP Loan. Once an amount is forgiven under the PPP Loan, the Company intends to recognize a gain on forgiveness of note payable in the period in which it obtained forgiveness. As of June 30, 2020, the Company utilized $764,025 of the proceeds of the PPP Loan. The remaining proceeds under the PPP Loan were utilized subsequent to June 30, 2020.

On June 5, 2020, the President signed into law the Payroll Protection Program Flexibility Act (“PPP Flexibility Act”) which made several critical changes to the PPP, which was created under the CARES Act. Under the act, the deferral period was extended to the date the lender received the forgiven amount from SBA. If the Company does not apply for loan forgiveness within 10 months following the end of the covered period, the deferral period will end on the date that is 10 months after the last day of the covered period. Following enactment of the CARES Act, SBA issued guidance requiring that no more than 25 percent of the forgiven amount be attributable to non-payroll costs. This meant that if payroll costs did not account for at least 75 percent of the total costs eligible for forgiveness, then the borrower’s loan forgiveness would be capped at the 75 percent level. The PPP Flexibility Act loosens this requirement and increases the percentage for non-payroll costs to up to 40 percent. However, the actual language of the PPP Flexibility Act requiring a borrower to use at least 60 percent of the loan amount for payroll costs.

7.	FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Risk-free interest rate	0.16%-1.69%	1.88% - 2.45%	0.16%-1.69%	1.88% - 2.63%
Contractual term (years)	1.00-8.00	1.00 - 10.00	1.00-8.00	1.00 - 10.00
Expected volatility	93%-138%	106% - 139%	78%-138%	106% - 140%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Warrants Payable
Beginning balance as of January 1, 2020	$5,102
Change in fair value of warrants payable	16,039
Ending balance as of June 30, 2020	$21,141

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	FAIR VALUE MEASUREMENT – CONTINUED

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$199,069	$-	$199,069
Marketable securities	508,871	-	-	508,871
Total assets	$508,871	$199,069	$-	$707,940

Liabilities:
Warrants payable	$-	$-	$21,141	$21,141
Total liabilities	$-	$-	$21,141	$21,141

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$476,992	$-	$476,992
Marketable securities	3,150,332	-	-	3,150,332
Total assets	$3,150,332	$476,992	$-	$3,627,324

Liabilities:
Warrants payable	$-	$-	$5,102	$5,102
Total liabilities	$-	$-	$5,102	$5,102

8.	STOCKHOLDERS’ EQUITY

AT-THE-MARKET OFFERING

On April 17, 2020, the Company entered into a sales agreement (“Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”) to conduct an “at-the-market” equity offering program (the “ATM”), pursuant to which the Company may issue and sell from time to time shares of its common stock, having an aggregate offering price of up to $20,000,000 (the “Shares”) through the Agent. Subject to the terms and conditions of the Sales Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to an aggregate fixed commission of 3.0% of the gross proceeds from Shares sold. Sales of the Shares under the Sales Agreement are made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed to with the Agent. A “shelf” registration statement on Form S-3 for the Shares was filed with the SEC, which became effective on September 16, 2019, and a prospectus supplement thereto was filed with the SEC on April 17, 2020.

Since April 17, 2020 and through June 30, 2020, the Company sold an aggregate of 1,660,884 shares of common stock under the ATM for aggregate gross proceeds of $3,998,618, less issuance costs of $241,009 which was recorded as a reduction to additional paid-in capital. As of June 30, 2020, $600,808 of net proceeds had not been received by the Company and was included as a subscription receivable on the accompanying balance sheet. Subsequent to June 30, 2020, the Company collected the subscription receivable in full.

Since April 17, 2020 and through August 10, 2020, the Company sold 3,403,386 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of approximately $17.8 million.

PREFERRED STOCK

During the six months ended June 30, 2020, a holder elected to convert 5,125 shares of Series D Convertible Preferred Stock into 1,642,628 shares of the Company’s common stock at a conversion price of $3.12 per share. The Company determined that the Series D Convertible Preferred Stock did not include a beneficial conversion feature.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	STOCKHOLDERS’ EQUITY – CONTINUED

COMMON STOCK

During April 2020, the Company issued 47,542 shares of common stock with an aggregate issuance date fair value of $87,000 as compensation to certain officers of the Company.

During June 2020, the Company issued 10,000 shares of common stock with an aggregate issuance date fair value of $23,500 as compensation to a consultant.

STOCK OPTIONS

During April 2020, the Company granted five-year options to purchase an aggregate of 160,416 shares of common stock to executives with an exercise prices ranging from of $1.83-$2.01 per share. 54,325 options will vest one year from the date of grant, 53,433 options will vest the second year and 52,658 will vest the third year. The options had an aggregate grant date fair value of $180,000 which will be recognized over the vesting period.

During June 2020, the Company granted five-year options to purchase an aggregate of 150,000 shares of common stock to executives with an exercise price of $2.20 per share. One-third of the options will vest on February 7, 2021, the second third will vest on February 7, 2022 and the final third will vest on February 7, 2023. The options had an aggregate grant date fair value of $298,911 which will be recognized over the vesting period.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three and six months ended June 30, 2020 of $104,034 and $331,395, respectively, and for the three and six months ended June 30, 2019 of $283,394 and $394,030, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of June 30, 2020, there was $709,951 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.6 years.

9.	RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH PALISADES CAPITAL MANAGEMENT LLC

Mr. Engel is currently a consultant to Palisades Capital Management LLC which serves as an investment advisor with regard to the Company’s marketable securities portfolio. During the three and six months ended June 30, 2020, the Company paid Palisades Capital Management LLC fees of $4,930 and $12,827, respectively. No fees were paid during the three and six months ended June 30, 2019.

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. The Company owns 40% of the Entity while the other three entities own 60% of the Entity. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which started operations in the Greek EV market. There are currently no plans for the Company to make any capital contributions or investments. During the three and six months ended June 30, 2020, the Company recognized sales of approximately $174,799 and $272,964, respectively, to Hellas. No sales were recognized during the three and six months ended June 30, 2019. As of June 30, 2020 and December 31, 2019, the Company had a receivable from Hellas of approximately $174,000 and $42,000, respectively.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	LEASES

OPERATING LEASES

As of June 30, 2020, the Company had no leases that were classified as a financing lease. As of June 30, 2020, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses for the three and six months ended June 30, 2020 were $120,460 and $234,059, respectively, and for the three and six months ended June 30, 2019 were $42,470 and $80,610, respectively, and are recorded in other operating expenses on the condensed consolidated statements of operations.

Supplemental cash flows information related to leases was as follows:

	For The Six Months Ended
	June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$166,963	$80,610

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$266,103

Weighted Average Remaining Lease Term
Operating leases	0.92	2.03

Weighted Average Discount Rate
Operating leases	6.0%	6.0%

Future minimum payments under non-cancellable leases as of June 30, 2020 were as follows:

For the Years Ending December 31,	Amount

2020	$104,182
2021	86,819
Total future minimum lease payments	191,001
Less: imputed interest	(8,565)
Total	$182,436

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES

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

On January 31, 2020, the Company’s new attorney for this matter filed a notice of appearance and took over as defense counsel. On February 11, 2020, Jack Zwick and Zwick & Banyai PLLC each served a Request for Production of Documents on the Company, and Zwick & Banyai PLLC served a set of 14 Interrogatories. On July 20, 2020 the Company settled this case for approximately $48,000. On July 24, 2020, the Company was dropped as a party from the case.

On March 26, 2020, James Christodoulou, the former President and Chief Operating Officer of the Company, filed a Complaint in the Miami-Dade County Court, State of Florida, James Christodoulou vs. Blink Charging Co. et al. The Complaint asserts claims against the Company, as well as Michael Farkas, Aviv Hillo and Yechiel Baron. Mr. Farkas is Chairman of the Board and Chief Executive Officer. Messrs. Hillo and Baron are the Company’s General Counsel and Assistant General Counsel, respectively. The Complaint asserts claims for breach of contract in connection with Mr. Christodoulou’s termination by the Company in March 2020, as well as claims under Florida state law for alleged retaliatory termination and slander. Among other things, Mr. Christodoulou asserts that the Company erred in terminating his employment for cause. The Complaint seeks unspecified monetary damages but alleges that such damages exceed $1 million. On June 1, 2020, the Company filed a motion to dismiss certain claims asserted by Mr. Christodoulou, filed an answer and affirmative defenses as to certain claims asserted by Mr. Christodoulou, and asserted counterclaims against Mr. Christodoulou for breach of fiduciary duty and declaratory judgment. Counsel for Mr. Christodoulou subsequently advised the Court of his intention to amend the Complaint, thus mooting the Company’s pending motion to dismiss and without prejudice to the Company’s right to move to dismiss Mr. Christodoulou’s amended complaint. Mr. Christodoulou filed an amended complaint on July 16, 2020. The current deadline for the Company to respond to the amended complaint is August 13, 2020. The Company intends to defend the claims asserted by Mr. Christodoulou vigorously.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES – CONTINUED

EMPLOYMENT AGREEMENTS

DONALD ENGEL EMPLOYMENT AGREEMENT

Effective January 9, 2020, Donald Engel, a current member of the Company’s Board of Directors, entered into an employment agreement with the Company. The employment agreement with Mr. Engel extends for a term expiring on January 9, 2021, subject to automatic renewal for two additional one-year periods if not otherwise previously terminated by either party. Pursuant to the employment agreement. The employment agreement provides that Mr. Engel will receive a base salary at an annual rate of $175,000 for services rendered in such position. In addition, he will be eligible to earn stock options to purchase up to 700,000 shares of our common stock, in increments of 140,000 options on each occasion that the Company executes an agreement for the sale or deployment of electric vehicle charging stations or ancillary eco-friendly energy products with a customer he has introduced to the Company. The stock options will have an exercise price equal to the closing market price of our common stock immediately prior to the issuance date, expire five years after the issuance date and be subject to the terms of the Company’s 2018 Incentive Compensation Plan. On January 20, 2020, the Company granted immediately vested options to purchase an aggregate of 140,000 shares of common stock at an exercise price of $2.05 per share to the employee with a grant date fair value of $252,309 which was recognized during the six months ended June 30, 2020.

The employment agreement provides for termination by the Company for cause upon conviction of a felony, misconduct resulting in significant economic or reputational harm to the Company, any act of fraud or a material breach of his obligations to us. Upon a change of control of the Company, Mr. Engel’s employment will terminate and he will be entitled to all unpaid and outstanding salary and expenses due through the termination date. The employment agreement also contains covenants restricting Mr. Engel from engaging in any activities competitive with the Company’s business during the term of the employment agreement and two years thereafter and prohibiting him from disclosure of confidential information regarding us at any time. Mr. Engel will continue to be a member of the Company’s Board but will no longer qualify as an “independent director” under Nasdaq rules.

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

EMPLOYMENT AGREEMENTS – CONTINUED

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

12.	SUBSEQUENT EVENTS

TERM SHEET

On July 17, 2020, the Company signed a non-binding term sheet (“Term Sheet”) to acquire certain assets of an EV charging operator (“Operator”). Concurrently with signing the Term Sheet, the Company provided a letter of financial support for a project awarded to this Operator and the respective granting State. The Company committed to fund and invest up to $2.2 million in this state project representing the capital required to complete the development of EV charger infrastructure whereby a grant of $1.76 million would be received at the completion of this project. In the event that the Company does not execute an agreement with the Operator and close pursuant to the Term Sheet, the Company will be entitled to obtain the grant funds awarded in this project and take ownership and all rights and interests in all EV chargers, assets and rights relating to or arising from this project.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. together its subsidiaries, “Blink” and the “Company”) as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as discussed elsewhere in this Quarterly Report on Form 10-Q particularly in Item IA - Risk Factors.

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

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. As of June 30, 2020, we had 15,151 charging stations deployed, of which, 5,385 were Level 2 commercial charging units, 102 were DC Fast Charging EV chargers and 1,193 were residential charging units. Additionally, as of June 30, 2020, we had 305 Level 2 commercial charging units on other networks and there were also 8,166 non-networked, residential Blink EV charging stations.

As reflected in our unaudited condensed consolidated financial statements, as of June 30, 2020, we had cash, marketable securities, working capital and an accumulated deficit of $3,821,723, $160,748, $2,988,683 and $175,495,594, respectively. During the three and six months ended June 30, 2020, we incurred a net loss of $3,029,513 and $5,990,613, respectively. During the six months ended June 30, 2020, we used cash in operating activities of $6,520,964. We have not yet achieved profitability.

Recent Developments

At-the-Market Offering

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

Sales of the Shares under the Sales Agreement are made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed to with the Agent.

A “shelf” registration statement on Form S-3 for the Shares was filed with the SEC, which became effective on September 16, 2019, and a prospectus supplement thereto was filed with the SEC on April 17, 2020.

We currently anticipate using the net proceeds from the sale of our shares of common stock offered hereby to supplement our operating cash flows to fund EV charging station deployment and our acquisition growth plan. We also plan to use any remaining proceeds we receive for working capital and other corporate purposes. Other corporate purposes include amounts required to pay for continuing product development expenses, salaries, professional fees, public reporting costs, office-related expenses and other corporate expenses, including overhead. The amounts and timing of our use of the net proceeds from this offering will depend on a number of factors, such as the timing and progress of our EV charging station deployment efforts, the timing and progress of any partnering and collaboration efforts and technological advances. Our management has broad discretion in the timing and application of these proceeds. Pending use of the proceeds as described above, we intend to invest the proceeds in a variety of capital preservation investments, including short term, interest bearing, investment grade instruments and U.S. government securities.

Since April 17, 2020 and through August 10, 2020, the Company sold 3,403,386 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of approximately $17.8 million.

COVID-19

We believe the coronavirus COVID-19 (“COVID-19”) global pandemic has not had a significant adverse impact on our results for the three and six months ended June 30, 2020 We continue to receive orders for our products, however, some shipments of equipment have been temporarily delayed. Furthermore, we experienced what it expects is a temporary reduction in the usage of our charging stations, which resulted in a decrease in our charging service revenue. We are maintaining regular contact, via telephone and other electronic means, with our customers and suppliers and do not currently expect any material change in overall demand for our products. We are complying with federal, state and local health guidelines regarding safety procedures. These procedures include, but are not limited to, social distancing, remote working and teleconferencing. The extent of the future impact of the COVID-19 pandemic on our business is uncertain and difficult to predict. Capital markets and the U.S. economy have also been significantly impacted by the pandemic and it is possible that it could result in an economic recession. Adverse economic and market conditions as a result of COVID-19 could also adversely affect the demand for our products and services and may also impact the ability of our customers to satisfy their obligations to us. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be adversely impacted. See Part II, Item 1A – “Risk Factors”.

Paycheck Protection Program Loan

On May 7, 2020, we received $855,666 in connection with a loan (the “PPP Loan”) under the CARES Act Paycheck Protection Program (“PPP”). The PPP provides for loans to qualifying businesses for amounts of up to 2.5 times their average monthly payroll expenses. The PPP Loan principal and accrued interest are forgivable, as long as the borrower uses loan proceeds for eligible purposes during the eight weeks following disbursement, such as payroll, benefits, rent, and utilities, and maintains its payroll levels. The amount of loan forgiveness is reduced if the borrower terminates employees or reduces salaries during this eight-week period, subject to certain qualifications and exclusions. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first seven months. We are using PPP proceeds we received for purposes consistent with PPP criteria. While we believe our use of PPP Loan proceeds should meet the conditions for forgiveness of the loan, we cannot provide assurance that we will not take actions that may cause us to be ineligible for loan forgiveness in whole or in part or that PPP eligibility requirements may not change that would result in making use of the PPP proceeds ineligible. As of June 30, 2020, we had not received any notice of forgiveness of the PPP Loan. As of June 30, 2020, we utilized $764,025 of the proceeds of the PPP Loan. The remaining proceeds of the PPP Loan were utilized subsequent to June 30, 2020.

On June 5, 2020, the President signed into law the Payroll Protection Program Flexibility Act (“PPP Flexibility Act”) which made several critical changes to the PPP, which was created under the CARES Act. Under the act, the deferral period was extended to the date the lender received the forgiven amount from SBA. If the Company does not apply for loan forgiveness within 10 months following the end of the covered period, the deferral period will end on the date that is 10 months after the last day of the covered period. Following enactment of the CARES Act, SBA issued guidance requiring that no more than 25 percent of the forgiven amount be attributable to non-payroll costs. This meant that if payroll costs did not account for at least 75 percent of the total costs eligible for forgiveness, then the borrower’s loan forgiveness would be capped at the 75 percent level. The PPP Flexibility Act loosens this requirement and increases the percentage for non-payroll costs to up to 40 percent. However, the actual language of the PPP Flexibility Act requiring a borrower to use at least 60 percent of the loan amount for payroll costs.

Consolidated Results of Operations

Three Months Ended June 30, 2020 Compared With Three Months Ended June 30, 2019

Revenues

Total revenue for the three months ended June 30, 2020 increased by $856,782, or 120%, to $1,572,610 compared to $715,828 during the three months ended June 30, 2019.

Charging service revenue from Company-owned charging stations was $87,250 for the three months ended June 30, 2020 as compared to $294,985 for the three months ended June 30, 2019, a decrease of $207,735, or 70%. The decrease was primarily attributable to the decrease in utilization as a result of COVID-19.

Revenue from product sales was $1,274,354 for the three months ended June 30, 2020 compared to $282,014 during the three months ended June 30, 2019, an increase of $992,340, or 352%. This increase was attributable to increase sales from Generation 2 chargers and increased sales of DC fast chargers when compared to the same period in 2019.

Network fee revenues were $71,271 for the three months ended June 30, 2020 compared to $76,359 for the three months ended June 30, 2019, a decrease of $5,088, or 7%. The decrease was primarily attributable to a decrease in the renewal of memberships from Property Partner host owners in the second quarter of 2020 compared to the same period in 2019.

Warranty revenues were $8,419 for the three months ended June 30, 2020 compared to $19,284 for the three months ended June 30, 2019, a decrease of $10,865, or 56%. The decrease was primarily attributable to a decrease in the warranty contracts sold for the three months ended June 30, 2020 compared to the same period in 2019.

Grant and rebate revenues were $3,912 during the three months ended June 30, 2020, compared to $6,525 during the three months ended June 30, 2019, a decrease of $2,613, or 40%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The 2020 revenue was related to the amortization of previous years’ grants.

Other revenue increased by $90,743 to $127,404 for the three months ended June 30, 2020 as compared to $36,661 for the three months ended June 30, 2019. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the three months ended June 30, 2020 compared to the same period in 2019. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon. The value of the credits is subject to market conditions and our current policy is to sell the credits generated every one-to-two years as market conditions permit.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended June 30, 2020 were $1,158,730 as compared to $401,284 for the three months ended June 30, 2019, an increase of $757,446, or 189%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of charging services-company-owned charging stations (electricity reimbursements) decreased by $1,409 to $35,874 for the three months ended June 30, 2020 as compared to $37,283 for the three months ended June 30, 2019. The decrease in 2020 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees decreased by $52,951, or 65%, to $28,086 during the three months ended June 30, 2020 as compared to $81,037 during the three months ended June 30, 2019. This decrease was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts per their agreements as well as a reduction in the usage of charging stations as a result of COVID-19.

Cost of product sales increased by $835,008, or 951%, from $87,800 for the three months ended June 30, 2019 as compared to $922,808 for the three months ended June 30, 2020. The increase is primarily due to the increase in product sales of Generation 2 and DC fast chargers during the three months ended June 30, 2020 compared to the same period in 2019.

Network costs increased by $60,987, or 71%, to $147,290 during the three months ended June 30, 2020 as compared to $86,303 during the three months ended June 30, 2019. The increase was a result of the increase in charging stations on our network and costs incurred of $27,500 related to the upgrading of our network system as compared to the same period in 2019.

Warranty and repairs and maintenance costs decreased by $65,809, or 79%, to $17,734 during the three months ended June 30, 2020 from $83,543 during the three months ended June 30, 2019. The decrease was attributable to significant efforts expended in previous periods to reduce the backlog in warranty cases.

Depreciation and amortization expense decreased by $18,380, or 73%, to $6,938 for the three months ended June 30, 2020 as compared to $25,318 for the three months ended June 30, 2019, as older underlying assets became fully depreciated or were replaced with newer underlying assets with longer lives.

Operating Expenses

Compensation expense increased by $631,696, or 38%, to $2,305,738 (consisting of approximately $2.2 million of cash compensation and benefits and approximately $0.1 million of non-cash compensation) for the three months ended June 30, 2020. Compensation expense was $1,674,042 (consisting of approximately $1.4 million of cash compensation and benefits and approximately $0.3 million of non-cash compensation) for the three months ended June 30, 2019. The increase in compensation expense for the three months ended June 30, 2020 compared to the same period in 2019 is primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated growth of the Company.

General and administrative expenses increased by $185,598, or 38%, to $670,653 for the three months ended June 30, 2020. General and administrative expenses were $485,055 for the three months ended June 30, 2019. The increase was primarily attributable to decreases in accounting and tax fees of $139,569 partially mitigated by increases in investor relations and marketing expenses of $65,708.

Other operating expenses decreased by $79,350, or 15%, to $459,418 for the three months ended June 30, 2020 from $538,768 for the three months ended June 30, 2019. The decrease is primarily attributable to increases in rent expense related to our larger corporate offices in Miami Beach, increases in insurance and software expenses partially offset by reduction in travel expenses due to COVID-19.

Other Income (Expense)

Other income decreased by $153,685 from $146,101 for the quarter ended June 30, 2019 to ($7,584) for the quarter ended June 30, 2020. During the three months ended June 30, 2020, market value of Low Carbon Fuel Standard credits decreased by $8,000. During the quarter ended June 30, 2019, we realized net income of $63,000 from our cash and marketable securities portfolio offset by an increase in accrued issuable equity as a result of an increase in the market price of our common stock.

Net Loss

Our net loss for the three months ended June 30, 2020 increased by $792,293, or 35%, to $3,029,513 as compared to $2,237,220 for the three months ended June 30, 2019. The increase was primarily attributable to an increase in compensation expense and other operating expenses.

Six Months Ended June 30, 2020 Compared With Six Months Ended June 30, 2019

Revenues

Total revenue for the six months ended June 30, 2020 was $2,871,474, compared to $1,293,218 for the six months ended June 30, 2019, an increase of $1,578,256, or 122%.

Charging service revenue for company-owned charging stations was $406,874 for the six months ended June 30, 2020 compared to $619,880 for the six months ended June 30, 2019, a decrease of $213,006, or 34%. The decrease was primarily attributable to the decrease in usage of charging stations as a result of COVID-19.

Revenue from product sales was $2,051,777 for the six months ended June 30, 2020, compared to $385,218 for the six months ended June 30, 2019, an increase of $1,666,559, or 433%. This increase was attributable to increase sales from Generation 2 chargers and increased sales of DC fast chargers when compared to the same period in 2019.

Network fee revenue was $126,830 for the six months ended June 30, 2020, compared to $150,829 for the six months ended June 30, 2019, a decrease of $23,999, or 16%. The decrease was primarily attributable to a decrease in the renewal of memberships from Property Partner host owners in 2020 compared to 2019.

Warranty revenue was $16,479 for the six months ended June 30, 2020, compared to $35,792 for the six months ended June 30, 2019, a decrease of $19,313, or 54%. The decrease was primarily attributable to a decrease in the warranty contracts sold for the six months ended June 30, 2020 compared to the same period in 2019.

Grant and rebate revenues were $8,491 for the six months ended June 30, 2020, compared to $13,239 for the six months ended June 30, 2019, a decrease of $4,748, or 36%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The ability to secure grant revenue is typically unpredictable and, therefore, uncertain. The 2020 revenue was related to the amortization of previous years’ grants.

Other revenue increased by $172,763 to $261,023 for the six months ended June 30, 2019, compared to $88,260 for the six months ended June 30, 2019. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the six months ended June 30, 2020 compared to the same period in 2019. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon. The value of the credits is subject to market conditions and our current policy is to sell the credits generated every one-to-two years as market conditions permit.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold (including commissions), connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations.

Cost of revenues for the six months ended June 30, 2020 was $2,148,872, compared to $924,716 for the six months ended June 30, 2019, an increase of $1,224,156, or 132%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of charging services for Company-owned charging stations (electricity reimbursements) decreased by $1,524 to $65,488 for the six months ended June 30, 2020, compared to $67,012 for the six months ended June 30, 2019, or 2%. The decrease in 2020 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees decreased by $49,561, or 30%, to $113,515 during the six months ended June 30, 2020, compared to $163,076 for the six months ended June 30, 2019. This decrease was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts per their agreements as well as a reduction in the utilization due to COVID-19.

Cost of product sales increased by $1,090,756, or 362%, from $301,120 for the six months ended June 30, 2019, compared to $1,391,876 for the six months ended June 30, 2020. The increase is primarily due to the increase in product sales of Generation 2 and DC fast chargers during the six months ended June 30, 2020 compared to the same period in 2019. Furthermore, during the six months ended June 30, 2019 included a provision for excess and obsolete inventory of $121,234 relating to non-Generation 2 inventory which was not being sold/utilized.

Network costs increased by $194,096 or 119%, to $357,622 for the six months ended June 30, 2020, compared to $163,526 for the six months ended June 30, 2019. The increase was a result of the increase in charging stations on our network and costs incurred of $162,500 related to the upgrading of our network system as compared to the same period in 2019.

Warranty and repairs and maintenance costs decreased by $39,772, or 23%, to $132,643 for the six months ended June 30, 2020 from $172,415 for the six months ended June 30, 2019. The decrease was attributable to significant efforts expended in previous periods to reduce the backlog in warranty cases.

Depreciation and amortization expense increased by $30,161 or 52%, to $87,728 for the six months ended June 30, 2020, compared to $57,567 for the six months ended June 30, 2019, as additional underlying assets became active on our network during the second half of 2019 and early 2020.

Operating Expenses

Compensation expense increased by $1,142,678, or 35%, from $3,277,527 (consisting of approximately $2.9 million of cash compensation and approximately $0.4 million of non-cash compensation) for the six months ended June 30, 2019, to $4,420,205 (consisting of approximately $4.1 million of cash compensation and approximately $0.3 million of non-cash compensation) for the six months ended June 30, 2020. The increase in compensation expense for the six months ended June 30, 2020 compared to the same period in 2019 is primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated growth of the Company.

General and administrative expenses increased by $574,345, or 77%, from $742,191 for the six months ended June 30, 2019 to $1,316,536 for the six months ended June 30, 2020. The increase was primarily attributable to increases in accounting, tax, legal professional and consulting fees of $405,371 related to the Sarbanes-Oxley Section 404 documentation and strengthening of our internal controls as well as the completion of our federal tax filing project to bring our federal filings current and up-to-date. Also contributing to the increase was increases in investor relations and marketing expenses of $128,230.

Other operating expenses decreased by $20,975 or 2%, from $1,047,593 for the six months ended June 30, 2019 to $1,026,618 for the six months ended June 30, 2020. The decrease is primarily attributable to a reduction in travel expenses as a result of COVID-19 partially offset by increases in rent related to our larger corporate offices in Miami Beach, increases in insurance and software expenses.

Other Income (Expense)

Other income decreased by $517,818 from $567,962 for the six months ended June 30, 2019 to $50,144 for the six months ended June 30, 2020. During the six months ended June 30, 2020, we settled accounts payable resulting in a gain of $19,000. Additionally, we realized net investment income from our cash and marketable securities portfolio of $21,000, and a decrease market value of Low Carbon Fuel Standard credits of $40,000. During the six months ended June 30, 2019, we settled accounts payable resulting in a gain of $160,000 and $360,000 of notes payable, inclusive of accrued interest to the former members of 350 Green in exchange for the cancellation of the notes, the return of 8,066 of our common shares and the payment of $50,000, in 2018, to the former members of 350 Green, resulting in a gain of $310,000. Additionally, we realized net investment income from our cash and marketable securities portfolio of $73,000, and an increase market value of Low Carbon Fuel Standard credits of $26,000.

Net (Loss) Income

Our net loss for the six months ended June 30, 2020 increased by $1,859,766, or 45%, to $5,990,613 as compared to net income of $4,130,847 for the six months ended June 30, 2019. The increase was primarily attributable to an increase in compensation expense and general and administrative expenses.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2020	December 31, 2019
	(unaudited)

Cash	$3,821,723	$4,168,837

Working Capital	$2,988,683	$5,791,444

Notes Payable (Gross)	$865,666	$10,000

During the six months ended June 30, 2020, we financed our activities from proceeds derived from debt and equity financings. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the six months ended June 30, 2020 and 2019, we used cash of $6,520,964 and $5,212,306, respectively, in operations. Our cash use for the six months ended June 30, 2020 was primarily attributable to our net loss of $5,990,613, adjusted for net non-cash expenses in the aggregate amount of $648,913, and $1,179,264 of net cash used in changes in the levels of operating assets and liabilities. Our cash used for the six months ended June 30, 2019 was primarily attributable to our net loss of $4,130,847, adjusted for net non-cash income in the aggregate amount of $218,217, and by $1,299,676 of net cash used in changes in the levels of operating assets and liabilities.

During the six months ended June 30, 2020, net cash provided by investing activities was $2,155,037, of which, $2,600,516 was provided in connection with the sale of marketable securities and $445,479 was used to purchase charging stations and other fixed assets. During the six months ended June 30, 2019, cash used in investing activities was $203,357 which was used to purchase charging stations and other fixed assets.

During the six months ended June 30, 2020, net cash provided financing activities was $4,018,813, of which $855,666 was attributable to proceeds from our PPP loan, $3,195,968 was attributable to the net proceeds from the sale of common stock under the ATM, partially offset by $32,821 used to pay down our liability in connection with internal use software. There was no cash provided by financing activities for the six months ended June 30, 2019.

As of June 30, 2020, we had cash, marketable securities, working capital and an accumulated deficit of $3,821,723, $160,748, $2,988,683 and $175,495,594, respectively. During the three and six months ended June 30, 2020, we incurred a net loss of $3,029,513 and $5,990,613, respectively. During the six months ended June 30, 2020, we used cash in operating activities of $6,520,964. We estimate an approximate cost of $282,000 to repair deployed chargers, which we own as of June 30, 2020.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our operating expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. Historically, we have been able to raise funds to support our business operations, although there can be no assurance, we will be successful in raising significant additional funds in the future. The Company expects that its cash on hand will fund its operations for at least twelve months from the date the financial statements are issued.

Since inception, our operations have primarily been funded through proceeds received in equity and debt financings. We believe we have access to capital resources and continue to evaluate additional financing opportunities. There is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds we might raise will enable us to complete our development initiatives or attain profitable operations.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2019, under the heading “Management’s Report on Internal Control Over Financial Reporting” and that continued to exist as of June 30, 2020.

However, as part of its ongoing remediation initiative and with the help of an outside firm, management continued to commit substantial resources to documenting and evaluating our internal controls during the quarter as reflected below:

Remediation in progress:

(a) Upon the establishment of a Disclosure Controls Committee, meetings are now being convened, conducted, documented with the active participation of Committee members and other members of management.

(b) Upon implementing enhanced disclosure controls and procedures across the organization, well-structured disclosure questionnaires have been formulated and circulated to a select group of financial and operating management personnel each quarter responses are received, tabulated and acted upon.

(c) Upon the preparation of the audited financial statement for the year ending December 31, 2019, the Company has since updated its scoping and financial risk assessment for 2020 SOX compliance and will continue to do so periodically.

(d) Management has improved its policies and procedures relating to the review, approval and reporting of transactions pertaining to related parties.

(e) Management has since finalized and put into effect its human resource policies, accounting policies and is preparing a set of identified Information Technology and Security related policies.

(f) Management has since finalized the design for monitoring internal controls on a continuous basis and the process owners and sub-process owners are reviewing and understanding their respective internal control environments through the business process narratives and risk and control matrices and will hold themselves accountable for any ongoing changes in the design of such controls.

(g) Management has since finalized the design and is evaluating the internal controls over: (a) review, approval and documentation of material journal entries including those involving estimates and judgments; (b) periodic reconciliation and review of significant accounts including accruals, prepayments, right of use assets and operating liabilities in order to ensure their completeness, timeliness and accuracy; and (d) analytical procedures to detect any material misstatements to the financial statements.

(h) Management has since finalized the design and is evaluating the internal controls over formal approval and review mechanism (including in its recently implemented ERP System, NetSuite), and expects to leverage the benefits of more automated controls.

(i) Management is reviewing the design and is evaluating the internal controls within various business and entity-level processes including segregation of duties among personnel, to the extent practicable, in order to separate the initiation and execution of transactions and custody of assets having due regard to its flat organization structure and its recent implementation of NetSuite.

(j) Management is reviewing the design and is evaluating internal controls relating to review of Service Organization Control reports and related user control considerations.

(k) Management is reviewing the design and is evaluating its internal controls over logical access management including providing, withdrawing and restricting access appropriately.

(l) Management is reviewing the design and is evaluating its internal controls over changes to master files/ tables relating to accounts payable, accounts receivable, indirect taxes, current assets, inventory, fixed assets and general ledger.

Additionally, during the first quarter of 2020, the Company hired a CFO who, as the key process owner for internal controls over financial reporting, has started reviewing and approving journal entries, the periodic interim financial statements and the underlying schedules and disclosures. In addition, the CFO has taken leadership of the ongoing remediation initiative by coordinating with the external consultants and other process owners and providing regular updates to the Audit Committee.

Remediation and actions that will commence soon:

Upon management’s completion of its evaluation of the design of the remediation of control weaknesses and evaluation of the related internal controls as outlined above, we will implement and monitor the remediation.

Management will also validate the operational effectiveness of (a) the key internal controls forming part of the identified business processes and within the recently implemented NetSuite accounting system; and (b) the internal controls that are put in place as part of the ongoing remediation initiative.

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

Changes in Internal Control over Financial Reporting

Except the above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $3.0 million for the quarter ended June 30, 2020. As of June 30, 2020, we had net working capital of approximately $3.0 million and an accumulated deficit of approximately $175 million. We have not yet achieved profitability. Historically, we have been able to raise funds to support our business operations. Since April 17, 2020 and through August 10, 2020, the Company sold 3,403,388 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of approximately $17.8 million. We believe we have access to capital resources and continue to evaluate additional financing opportunities. There is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds we might raise will enable us to complete our development initiatives or attain profitable operations.

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

Our business and results of operations will be, and our financial condition may be, impacted by the outbreak of Covid-19 and such impact may be significant.

The global spread of the novel coronavirus (Covid-19) has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic will impact our business, operations and financial results is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

●	the duration and scope of the pandemic;
●	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on national and global economic activity;
●	the actions taken in response to economic disruption;
●	the impact of business disruptions and reductions in employment levels on our customers and the resulting impact on their demand for our EV charging equipment and related services;
●	the increase in business failures among businesses that we serve and with which we collaborate;
●	our customers’ ability to pay for our EV charging equipment and related services; and
●	our ability to provide our EV charging equipment and related services, including as a result of our employees or our customers working remotely and/or closures of offices and facilities.

Any of these factors could cause or contribute to the risks and uncertainties identified in our Annual Report on Form 10-K for the year ended December 31, 2019 and could significantly affect our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Financial Impact of COVID-19 Pandemic” regarding the current impact of Covid-19 on our Company.

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

During the quarterly period ended June 30, 2020, there have been no unregistered sales of equity securities that have not been previously disclosed in a Current Report on Form 8-K, except as described below:

On April 28, 2020, the Company issued 47,547 shares of common stock to certain officers of the Company with an issuance date fair value of approximately $87,000.

On June 10, 2020, the Company issued 10,000 shares of restricted common stock to a consultant with an issuance date fair value of approximately $23,500.

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

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation, as amended most recently on August 17, 2017.	10-K	3.1	04/17/2018

3.2	Bylaws, as amended most recently on January 29, 2018.	10-K	3.2	04/17/2018

3.3	Certificate of Designations for Series D Preferred Stock.	8-K	3.1	02/21/2018

4.1	Warrant Agency Agreement by and between the Company and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering.	8-K	4.1	02/21/2018

4.2	Form of Common Stock Purchase Warrant dated April 9, 2018.	8-K	4.1	04/19/2018

4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	04//02/2020

10.1	Sales Agreement, dated April 17, 2020, between Blink Charging Co. and Roth Capital Partners, LLC.	8-K	10.1	04/17/2020

10.2	Employment Offer Letter, dated as of March 29, 2020, between Blink Charging Co. and Brendan S. Jones.	8-K	10.1	04/20/2020

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.				X

32.1*	Section 1350 Certification of Principal Executive Officer.				X

32.2*	Section 1350 Certification of Principal Financial Officer.				X

101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

+ Compensatory plan or arrangement.

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2020	BLINK CHARGING CO.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

