Form 10-Q
period 2020-09-30
Blink Charging Co.
filed 2020-11-13
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 11, 2020, the registrant had 32,291,147 shares of common stock outstanding.

BLINK CHARGING CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
Assets

Current Assets:
Cash	$14,863,434	$4,168,837
Marketable securities	-	2,956,989
Subscription receivable	419,494	-
Accounts receivable and other receivables, net	538,331	206,770
Inventory, net	2,822,332	2,157,295
Prepaid expenses and other current assets	523,087	671,033

Total Current Assets	19,166,678	10,160,924
Restricted cash	27,820	-
Property and equipment, net	2,999,581	1,347,309
Operating lease right-of-use asset	719,241	258,102
Intangible assets, net	61,380	107,415
Goodwill	251,657	-
Other assets	215,471	73,743
Total Assets	$23,441,828	$11,947,493

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$3,207,674	$2,372,212
Accrued expenses	1,402,940	897,548
Accrued issuable equity	214,907	257,686
Current portion of notes payable	306,535	10,000
Current portion of operating lease liabilities	361,312	190,823
Contingent consideration	245,000	-
Other current liabilities	78,804	73,598
Current portion of deferred revenue	365,660	567,613

Total Current Liabilities	6,182,832	4,369,480
Operating lease liabilities, non-current portion	370,698	84,838
Notes payable, non-current portion	562,018	-
Other liabilities	90,000	58,164
Deferred revenue, non-current portion	-	565

Total Liabilities	7,205,548	4,513,047

Series B Convertible Preferred Stock, 10,000 shares designated, 0 issued and outstanding as of September 30, 2020 and December 31, 2019	-	-

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Series C Convertible Preferred Stock, 250,000 shares designated, 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Series D Convertible Preferred Stock, 13,000 shares designated, 0 and 5,125 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	5
Common stock, $0.001 par value, 500,000,000 shares authorized, 31,747,100 and 26,322,583 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	31,747	26,323
Additional paid-in capital	195,614,476	176,729,926
Accumulated other comprehensive income	-	183,173
Accumulated deficit	(179,409,943)	(169,504,981)

Total Stockholders’ Equity	16,236,280	7,434,446

Total Liabilities and Stockholders’ Equity	$23,441,828	$11,947,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues:
Charging service revenue - company-owned charging stations	$162,654	$317,990	$569,528	$937,870
Product sales	556,859	319,254	2,608,636	704,472
Network fees	100,298	80,116	227,128	230,945
Warranty	13,950	8,400	30,429	44,192
Grant and rebate	2,580	4,578	11,071	17,817
Other	69,119	34,148	330,142	122,408

Total Revenues	905,460	764,486	3,776,934	2,057,704

Cost of Revenues:
Cost of charging services - company-owned charging stations	120,280	47,427	185,768	114,439
Host provider fees	36,852	110,628	150,367	273,704
Cost of product sales	34,925	246,071	1,426,801	547,191
Network costs	106,387	48,097	464,009	211,623
Warranty and repairs and maintenance	104,690	152,218	237,333	324,633
Depreciation and amortization	135,691	38,798	223,419	96,365
Total Cost of Revenues	538,825	643,239	2,687,697	1,567,955

Gross Profit	366,635	121,247	1,089,237	489,749

Operating Expenses:
Compensation	2,543,755	1,727,487	6,963,960	5,005,014
General and administrative expenses	1,143,476	455,879	2,460,012	1,198,070
Other operating expenses	592,279	726,033	1,618,897	1,773,626

Total Operating Expenses	4,279,510	2,909,399	11,042,869	7,976,710

Loss From Operations	(3,912,875)	(2,788,152)	(9,953,632)	(7,486,961)

Other (Expense) Income:
Interest (expense) income, net	(2,925)	15,961	18,185	54,114
Gain on settlement of debt	-	-	-	310,000
Gain on settlement of accounts payable, net	3,492	93,184	22,578	253,607
Change in fair value of derivative and other accrued liabilities	(52,232)	(1,367)	(68,271)	(91,603)
Other income	50,191	57,385	76,178	207,007

Total Other (Expense) Income	(1,474)	165,163	48,670	733,125

Net Loss	$(3,914,349)	$(2,622,989)	$(9,904,962)	$(6,753,836)

Net Loss Per Share:
Basic	$(0.12)	$(0.10)	$(0.34)	$(0.26)
Diluted	$(0.12)	$(0.10)	$(0.34)	$(0.26)

Weighted Average Number of Common Shares Outstanding:
Basic	31,379,636	26,242,567	28,859,057	26,216,266
Diluted	31,379,636	26,242,567	28,859,057	26,216,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net Loss	$(3,914,349)	$(2,622,989)	$(9,904,962)	$(6,753,836)
Other Comprehensive (Loss) Income:
Reclassification adjustments of gain on sale of marketable securities included in net loss	(84,836)	-	(183,173)	-
Change in fair value of marketable securities	20,079	(32,838)	-	108,169

Total Comprehensive Loss	$(3,979,106)	$(2,655,827)	$(10,088,135)	$(6,645,667)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2020

(unaudited)

	Convertible Preferred Stock				Additional	Accumulated Other		Total
	Series D		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2020	5,125	$5	26,322,583	$26,323	$176,729,926	$183,173	$(169,504,981)	$7,434,446

Stock-based compensation	-	-	-	-	276,675	-	-	276,675

Common stock issued upon conversion of Series D convertible preferred stock	(5,125)	(5)	1,642,628	1,642	(1,637)	-	-	-

Other comprehensive loss	-	-	-	-	-	(181,468)	-	(181,468)

Net loss	-	-	-	-	-	-	(2,961,100)	(2,961,100)

Balance - March 31, 2020	-	$-	27,965,211	$27,965	$177,004,964	$1,705	$(172,466,081)	$4,568,553

Common stock issued in public offering [1]	-	-	1,660,884	1,661	3,755,948	-	-	3,757,609

Stock-based compensation	-	-	57,542	58	72,070	-	-	72,128

Other comprehensive income	-	-	-	-	-	63,052	-	63,052

Net loss	-	-	-	-	-	-	(3,029,513)	(3,029,513)

Balance - June 30, 2020	-	$-	29,683,637	$29,684	$180,832,982	$64,757	$(175,495,594)	$5,431,829

Common stock issued in public offering [2]	-	-	1,861,087	1,861	14,456,744	-	-	14,458,605

Common stock issued upon exercise of warrants	-	-	195,529	196	144,117	-	-	144,313

Stock-based compensation	-	-	6,847	6	164,629	-	-	164,635

Options issued in satisfaction of accrued issuable equity	-	-	-	-	16,004	-	-	16,004

Other comprehensive loss	-	-	-	-	-	(64,757)	-	(64,757)

Net loss	-	-	-	-	-	-	(3,914,349)	(3,914,349)

Balance - September 30, 2020	-	$-	31,747,100	$31,747	$195,614,476	$-	$(179,409,943)	$16,236,280

[1] Includes gross proceeds of $3,998,618, less issuance costs of $241,009.

[2] Includes gross proceeds of $14,954,705, less issuance costs of $496,100. As of September 30, 2020, $419,494 of net proceeds had not been received by the Company and was included as a subscription receivable.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2019

(unaudited)

	Convertible Preferred Stock				Additional	Accumulated Other		Total
	Series D		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2019	5,141	$5	26,118,075	$26,118	$175,924,587	$-	$(159,856,481)	$16,094,229

Stock-based compensation	-	-	51,724	52	118,684	-	-	118,736

Restricted stock issued in satisfaction of accrued issuable equity	-	-	56,948	57	199,831	-	-	199,888

Common stock issued upon conversion of Series D convertible preferred stock	(16)	-	5,128	5	(5)	-	-	-

Return and retirement of common stock	-	-	(8,066)	(8)	8	-	-	-

Other comprehensive income	-	-	-	-	-	100,686	-	100,686

Net loss	-	-	-	-	-	-	(1,893,627)	(1,893,627)

Balance - March 31, 2019	5,125	$5	26,223,809	$26,224	$176,243,105	$100,686	$(161,750,108)	$14,619,912

Restricted stock issued in satisfaction of accrued issuable equity	-	-	12,995	13	40,142	-	-	40,155

Stock-based compensation	-	-	-	-	185,632	-	-	185,632

Other comprehensive income	-	-	-	-	-	40,321	-	40,321

Net loss	-	-	-	-	-	-	(2,237,220)	(2,237,220)

Balance - June 30, 2019	5,125	$5	26,236,804	$26,237	$176,468,879	$141,007	$(163,987,328)	$12,648,800

Stock-based compensation	-	-	20,000	20	59,232	-	-	59,252

Restricted stock issued in satisfaction of accrued issuable equity	-	-	4,630	4	12,311	-	-	12,315

Other comprehensive loss	-	-	-	-	-	(32,838)	-	(32,838)

Net loss	-	-	-	-	-	-	(2,622,989)	(2,622,989)

Balance - September 30, 2019	5,125	$5	26,261,434	$26,261	$176,540,422	$108,169	$(166,610,317)	$10,064,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(9,904,962)	$(6,753,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	436,546	210,042
Dividend and interest income	-	(45,566)
Change in fair value of derivative and other accrued liabilities	(68,271)	(91,603)
Provision for bad debt	98,417	91,507
Loss on disposal of fixed assets	98,478	72,985
Accrued interest converted to notes payable	2,887	-
Gain on settlement of debt	-	(310,000)
(Benefit) provision for slow moving and obsolete inventory	(275,520)	189,243
Gain on settlement of accounts payable, net	(22,578)	(253,607)
Non-cash compensation:
Common stock	182,004	380,399
Options	298,355	210,763
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(57,380)	(236,227)
Inventory	(1,713,432)	(595,291)
Prepaid expenses and other current assets	124,533	(167,512)
Other assets	(53,849)	4,121
Accounts payable and accrued expenses	1,041,742	84,794
Lease liabilities	(141,463)	(49,440)
Deferred revenue	(202,518)	(115,184)

Total Adjustments	(252,049)	(620,576)

Net Cash Used In Operating Activities	(10,157,011)	(7,374,412)

Cash Flows From Investing Activities:
Purchase consideration for BlueLA Carsharing, LLC acquisition	(1)	-
Cash acquired in the purchase of BlueLA Carsharing, LLC	3,379	-
Proceeds from sale of marketable securities	2,773,816	-
Purchases of property and equipment	(680,673)	(177,418)

Net Cash Provided By (Used In) Investing Activities	2,096,521	(177,418)

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable	855,666	-
Proceeds from warrant exercise	144,313	-
Proceeds from sale of common stock in public offering [1]	17,835,886	-
Payment of financing liability in connection with internal use software	(52,958)	-

Net Cash Provided By Financing Activities	18,782,907	-

Net Increase (Decrease) In Cash	10,722,417	(7,551,830)

Cash and Restricted Cash - Beginning of Period	4,168,837	15,538,849

Cash and Restricted Cash - End of Period	$14,891,254	$7,987,019

Cash and restricted cash consisted of the following:
Cash	$14,863,434	$7,987,019
Restricted cash	27,820	-
	$14,891,254	$7,987,019

[1] Includes gross proceeds of $18,520,736, less issuance costs of $684,850.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

	For The Nine Months Ended
	September 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$-	$-
Non-cash investing and financing activities:
Common stock issued upon conversion of Series D convertible preferred stock	$5	$5
Return and retirement of common stock	$-	$(8)
Reduction of additional paid-in capital for public offering issuance costs that were previously paid	$(39,167)	$-
Restricted stock issued in satisfaction of accrued issuable equity	$-	$252,358
Options issued in satisfaction of accrued issuable equity	$16,004	$-
Change in fair value of marketable securities	$-	$108,169
Subscription receivable, net of issuance costs of $13,093	$419,494	$-
Right of use assets obtained in exchange for lease liabilities	$597,812	$-
Net assets (excluding cash) acquired in the acquisition of BlueLA Carsharing, LLC	$84,481	$-
Transfer of inventory to property and equipment	$(1,323,915)	$(344,217)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BUSINESS ORGANIZATION, NATURE OF OPERATIONS, RISKS AND UNCERTAINTIES AND BASIS OF PRESENTATION

Organization and Operations

Blink Charging Co., through its wholly-owned subsidiaries (collectively, the “Company” or “Blink”), is a leading owner, operator, and supplier of proprietary electric vehicle (“EV”) charging equipment and networked EV charging services. Blink serves both residential and commercial EV charging settings, enabling EV drivers to easily recharge at various location types. Blink offers its Property Partners a range of business models for EV charging equipment and services that generally fall into one of the four business models below.

●	In the Company’s comprehensive turnkey business model, Blink owns and operates the EV charging equipment, undertakes and manages the installation, maintenance and related services, and Blink retains substantially all of the EV charging revenue.

●	In the Company’s hybrid business model, the Property Partner incurs the installation costs, while Blink provides the charging equipment. Blink operates and manages the EV charging station and provides connectivity of the charging station to the Blink Network. As a result, Blink shares a greater portion of the EV charging revenue with the Property Partner than under the turnkey model above.

●	In the Company’s host-owned business model, the Property Partner purchases, owns and manages the Blink EV charging station, and incurs the installation costs of the equipment, while Blink provides site recommendations, connectivity to the Blink Network and optional maintenance services, and the Property Partner retains substantially all of the EV charging revenue.

●	In the Company’s Blink-as-a-service model, the Company owns and operate the EV charging station, while the Property Partner incurs the installation cost. The Company operates and manages the EV charging station and the Property Partner pays Blink a fixed monthly fee and keeps all the charging revenues less network connectivity and processing fees.

Blink’s principal line of products and services is its Blink EV charging network (the “Blink Network”) and EV charging equipment, also known as electric vehicle supply equipment (“EVSE”), and EV-related services. The Blink Network is a proprietary cloud-based software that operates, maintains, and tracks the Blink EV charging stations and their associated charging data. The Blink Network provides property owners, managers, and parking companies (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations and payment processing, and provides EV drivers with vital station information including station location, availability, and applicable fees.

The Company has strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. As of September 30, 2020, the Company had deployed 15,716 charging stations, of which 6,944 were on the Blink Network (5,512 Level 2 commercial charging units, 101 DC Fast Charging EV chargers, and 1,331 residential Level 2 Blink EV charging units), and the remainder are non-networked or on other networks (239 Level 2 commercial charging units, 8,333 residential Level 2 Blink EV charging stations and 200 charging stations acquired with the BlueLA acquisition).

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2020 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2019 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on April 2, 2020 as part of the Company’s Annual Report on Form 10-K.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report on Form 10-K for the year ended December 31, 2019, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

LIQUIDITY

As of September 30, 2020, the Company had cash, working capital and an accumulated deficit of $14,863,434, $12,983,846 and $179,409,943, respectively. During the three and nine months ended September 30, 2020, the Company incurred a net loss of $3,914,349 and $9,904,962, respectively. During the nine months ended September 30, 2020, the Company used cash in operating activities of $10,157,011.

Since April 17, 2020 and through November 11, 2020, the Company has sold 3,566,971 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of approximately $19.5 million. See Note 9 – Stockholders’ Equity.

The Company expects that its cash on hand will fund its operations for a least 12 months after the issuance date of these financial statements.

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

CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents in the condensed consolidated financial statements. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. As of September 30, 2020, the Company had cash balances in excess of FDIC insurance limits of $14,590,675. As of December 31, 2019, the Company had cash balances in excess of FDIC insurance limits of $3,494,360.

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

The following summarizes the Company’s investments as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Short-term investments:
Available- for-sale investments	$-	$2,956,989

The following is a summary of the unrealized gains, losses, and fair value by investment type as of September 30, 2020 and December 31, 2019:

September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income	$-	$-	$-	$-

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income	$2,773,816	$183,173	$-	$2,956,989

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

SUBSCRIPTION RECEIVABLE

The Company records stock issuances at the effective date. If the subscription is not funded upon issuance, the Company records a stock subscription receivable as an asset on a balance sheet. When stock subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under FASB ASC 505, the stock subscription receivable is reclassified as a contra account to stockholders’ equity on the balance sheet.

REVENUE RECOGNITION

The Company recognizes revenue primarily from four different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed in accordance with a contractual relationship between the Company and the owner of the station. Other revenues are also comprised of sales related to alternative fuel credits.

The following table summarizes revenue recognized under ASC 606 in the condensed consolidated statements of operations:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues - Recognized at a Point in Time:
Charging service revenue - company-owned charging stations	$162,654	$317,990	$569,528	$937,870
Product sales	556,859	319,254	2,608,636	704,472
Other	69,119	34,148	330,142	122,408
Total Revenues - Recognized at a Point in Time	788,632	671,392	3,508,306	1,764,750

Revenues - Recognized Over a Period of Time:
Network and other fees	114,248	88,516	257,557	275,137
Total Revenues - Recognized Over a Period of Time	114,248	88,516	257,557	275,137

Total Revenue Under ASC 606	$902,880	$759,908	$3,765,863	$2,039,887

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

As of September 30, 2020, the Company had $242,258 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of September 30, 2020. The Company expects to satisfy its remaining performance obligations for network fees and warranty revenue and recognize the revenue within the next 12 months.

During the three and nine months ended September 30, 2020, the Company recognized $104,865 and $244,525, respectively, of revenues related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2019. During the three and nine months ended September 30, 2020, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION – CONTINUED

Grants and rebates which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the three months ended September 30, 2020 and 2019, the Company recognized $2,580 and $4,578, respectively, related to grant and rebate revenue. During the nine months ended September 30, 2020 and 2019, the Company recognized $11,071 and $17,817, respectively, related to grant and rebate revenue. At September 30, 2020 and December 31, 2019, there was $72,598 and $83,670, respectively, of deferred revenues attributable to grants and rebates.

CONCENTRATIONS

As of September 30, 2020 and December 31, 2019, accounts receivable from a significant customer was 10% and 11% of accounts receivable, respectively. As of September 30, 2020, accounts receivable from another significant customer was 28% of accounts receivable. During the three and nine months ended September 30, 2020, revenues from one significant customer represented 10% and 32%, respectively, of total revenues. There were no revenue concentrations during the three and nine months ended September 30, 2019.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three and Nine Months Ended
	September 30,
	2020	2019
Convertible preferred stock	-	1,642,628
Warrants	7,143,360	6,840,049
Options	647,218	128,008
Unvested restricted common stock	103,713	-
Total potentially dilutive shares	7,894,291	8,610,685

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

In August 2020, FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The new guidance also requires the if-converted method to be applied for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Adoption of the standard requires using either a modified retrospective or a full retrospective approach. The Company is currently evaluating the effect of the adoption of ASU 2020-06 will have on its condensed consolidated financial statements and related disclosures.

3.	BUSINESS COMBINATION

On July 17, 2020, the Company signed a non-binding term sheet (“Term Sheet”) to acquire certain assets of an EV charging operator (“Operator”). Concurrently with signing the Term Sheet, the Company provided a letter of financial support for a project awarded to the Operator and the state providing the project award. The Company committed to fund and invest up to $2.2 million in this state project representing the capital required to complete the development of the EV charger infrastructure whereby a grant of $1.76 million would be received at the completion of this project. In the event that the Company does not execute an agreement with the Operator and close the acquisition pursuant to the Term Sheet, the Company will be entitled to obtain the grant funds awarded in this project and take ownership and all rights and interests in all EV chargers, assets and rights relating to or arising from this project.

On September 11, 2020 (“Closing Date”), the Company’s wholly-owned subsidiary, Blink Mobility, LLC (the “Purchaser”), entered into an Ownership Interest Purchase Agreement (the “Agreement”) with Blue Systems USA, Inc. (the “Seller”), and pursuant thereto acquired from the Seller all of the ownership interests of BlueLA Carsharing, LLC (“BlueLA”).

The consideration by the Purchaser for the acquisition of BlueLA included: (a) a cash payment of $1.00, which was paid to the Seller at closing, and (b) in the event BlueLA timely amends its carsharing services agreement with the City of Los Angeles, California dated January 17, 2017 (the “City of Los Angeles Agreement”), a cash payment to the Seller of $1,000,000, payable within three business days after such amendment (“Contingent Consideration”). The amendment to the City of Los Angeles Agreement must be obtained by BlueLA no later than December 31, 2020, subject to an extension to March 31, 2021 if a representative of the City of Los Angeles indicates to the Purchaser by the December 31, 2020 deadline its approval of the modifications to the City of Los Angeles Agreement, as more particularly outlined in the Agreement. The total consideration paid or payable by the Purchaser excludes transaction costs. The Company has agreed to guaranty the performance of the Purchaser’s obligations under the Agreement as an inducement for the Seller to enter into the Agreement. The Company had acquired BlueLA in order to expand its presence in the State of California.

The Agreement contains customary representations, warranties and covenants for a transaction of this type and nature. Pursuant to the terms of the Agreement, the Seller will indemnify the Company, the Purchaser and their respective affiliates and representatives for breaches of the Seller’s representations and warranties, breaches of covenants and losses related to pre-closing taxes of BlueLA. The Purchaser has agreed to indemnify the Seller and its affiliates and representatives for any breaches of the Purchaser’s representations and warranties, breaches of covenants and losses related to post-closing taxes of BlueLA. The representations and warranties under the Agreement will survive until December 10, 2021.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	BUSINESS COMBINATION – CONTINUED

Pursuant to the Agreement, the Seller and BlueLA entered into a Transition Service Agreement pursuant to which the Seller and its affiliate, Bluecarsharing, S.A.S., agreed to provide certain transition and support services to BlueLA and the Purchaser following the closing and until December 31, 2020. The Seller also guaranteed the payment of up to $175,000 in parking fees payable by BlueLA to the City of Los Angeles, and BlueLA agreed to pay the Seller for any as-yet uncollected grants and rebates that BlueLA is entitled to obtain under the City of Los Angeles Agreement. In addition, the Seller agreed that, until September 10, 2023, the Seller will not and will cause its subsidiaries or affiliates not to directly or indirectly, (i) own, operate, acquire, or establish a business, or in any other manner engage alone or with others in carsharing and/or electric vehicle charging operation, or activity in the State of California (whether as an operator, manager, employee, officer, director, consultant, advisor, representative or otherwise) excluding any de minimis ownership interest in any business); or (ii) intentionally induce or attempt to induce any customer, supplier or other business relation of BlueLA to cease or refrain from working with BlueLA, or in any way adversely interfere with the relationship between any such customer, supplier or other business relation and BlueLA. Lastly, the Seller provided a guarantee to BlueLA that BlueLA will only be liable for payments on the lease of 30 cars at a monthly fee of $500 per car per month, or $15,000 per month in the aggregate, under the existing car lease agreement between BlueLA and SDV Cartrading LLC dated May 4, 2017 (“Car Lease Agreement”).

Under the terms of the City of Los Angeles Agreement, amongst other obligations, during the initial term of the City of Los Angeles Agreement (defined as approximately six years from the effective date of the City of Los Angeles Agreement), BlueLA shall provide, manage, operate and maintain (i) usage agreements for electric vehicles in a quantity of no less than one hundred (100) (see payment terms of Car Lease Agreement) and (ii) charging stations in a quantity of no less than two hundred (200) at approximately forty (40) locations for an aggregate cost of approximately $20,000 per month. Following the initial term, the City of Los Angeles shall have the right to renew the City of Los Angeles Agreement for renewal terms of two (2) years each, with prior notice required, for a maximum of three renewal terms.

The Company has accounted for this transaction as a business combination under ASC 805. Accordingly, the assets acquired and the liabilities assumed were recorded at their estimated fair value based on the date of acquisition. Goodwill from the acquisition principally relates to the Contingent Consideration as well as the excess value of assumed liabilities over the fair value of identified net assets. Since this transaction was a stock acquisition, goodwill is not tax deductible.

At the date of acquisition, the preliminary purchase consideration consisted of cash, assumed liabilities and Contingent Consideration. The preliminary purchase price allocation is expected to be completed within 12 months after the acquisition date. The Contingent Consideration of $1,000,000 is non-interest bearing and was recorded at its estimated fair value of $245,000 based on a probability-weighted valuation technique used to determine the fair value of the Contingent Consideration on the acquisition date. See Note 8 – Fair Value Measurement for assumptions utilized in the estimate of fair value of the Contingent Consideration. The aggregate preliminary purchase price was allocated to the assets acquired and liabilities assumed as follows:

Purchase Consideration:
Cash	$1
Contingent consideration	245,000
Assumed liabilities	87,860

Total Purchase Consideration	$332,861

Less:
Right of use assets	597,812
Non-current portion of lease liabilities	(370,698)
Debt-free net working capital deficit	(145,910)

Fair Value of Identified Net Assets	81,204

Remaining Unidentified Goodwill Value	$251,657

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	BUSINESS COMBINATION – CONTINUED

The components of debt free net working capital are as follows:

Current assets:
Cash	$3,379
Accounts receivable	372,599
Prepaid expenses and other current assets	103,633

Total current assets	$479,611

Less current liabilities:
Accounts payable	337,648
Current portion of lease liabilities	227,114
Accrued expenses and other current liabilities	60,759

Total current liabilities	$625,521

Debt free net working capital deficit	$(145,910)

The below table provides select unaudited, pro forma consolidated results of operations as if the acquisition of BlueLA had occurred on January 1, 2019. The pro forma results are not indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually occurred at the beginning of fiscal year 2019 or (ii) future results of operations.

	For the Nine Months Ended September 30,
	2020	2019

Revenues	$4,107,080	$2,453,530
Net loss	$(11,915,295)	$(9,826,476)

The above pro forma information includes pro forma adjustments to remove the effect of the following non-recurring transactions:

1)	Gain of $15,550,263 recognized in the Seller’s results of operations during the nine months ended September 30, 2020 related to the forgiveness of debt associated with liabilities to the Seller’s parent;
2)	Interest expense of $164,946 and $236,146 recognized in the Seller’s results of operations during the nine months ended September 30, 2020 and 2019, respectively, associated with the debt due to the Seller’s parent that was subsequently forgiven; and
3)	Nonrecurring merger expenses of $17,535 recognized in the Company’s results of operations during the nine months ended September 30, 2020.

As of the date of the acquisition and September 30, 2020, the Company expects to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition related costs are expensed as incurred and are recorded within general and administrative expenses on the consolidated statements of operations. Acquisition-related costs were $17,535 during the three and nine months ended September 30, 2020.

4.	PREPAID EXPENSES AND OTHER CURRRENT ASSETS

As of September 30, 2020, prepaid expenses and other current assets primarily consisted of alternative fuel credits of $164,647. As of December 31, 2019, alternative fuel credits were $476,992.

As of September 30, 2020 and December 31, 2019, the Company had a remaining purchase commitment of $3,263,440 and $3,156,629, respectively, which will become payable upon the supplier’s delivery of the charging stations. The purchase commitments were made primarily for future sales and deployments of these charging stations.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2020	December 31, 2019
	(unaudited)
Accrued host fees	$116,930	$108,683
Accrued professional, board and other fees	334,882	40,518
Accrued wages	509,492	295,250
Warranty payable	12,000	12,000
Accrued income, property and sales taxes payable	364,531	417,669
Other accrued expenses	65,105	23,428
Total accrued expenses	$1,402,940	$897,548

6.	ACCRUED ISSUABLE EQUITY

Accrued issuable equity consists of the following:

	September 30, 2020	December 31, 2019
	(unaudited)
Common stock	$174,094	$252,584
Warrants	40,813	5,102
Total accrued issuable equity	$214,907	$257,686

See Note 9 – Stockholders’ Equity for additional information.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	NOTES PAYABLE

On May 7, 2020, the Company received $855,666 in connection with a loan (the “PPP Loan”) under the CARES Act Paycheck Protection Program (the “PPP”). The PPP provides for loans to qualifying businesses for amounts of up to 2.5 times their average monthly payroll expenses. The loan principal and accrued interest are forgivable, as long as the borrower uses loan proceeds for eligible purposes during the covered period following disbursement, such as payroll, benefits, rent, and utilities, and maintains its payroll levels. The amount of loan forgiveness is reduced if the borrower terminates employees or reduces salaries during the covered period, subject to certain qualifications and exclusions. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%. The Company used PPP proceeds it received for purposes consistent with PPP criteria. While the Company believes its use of PPP loan proceeds should meet the conditions for forgiveness of the loan, it cannot provide assurance that it will not take actions that may cause the Company to be ineligible for loan forgiveness in whole or in part or that PPP eligibility requirements may not change that would result in making the Company or the Company’s use of the PPP proceeds ineligible. As of September 30, 2020, the Company had not received any notice of forgiveness of the PPP Loan. Once an amount is forgiven under the PPP Loan, the Company intends to recognize a gain on forgiveness of note payable in the period in which it obtained forgiveness. As of September 30, 2020, the Company utilized all $855,666 of the proceeds of the PPP Loan.

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

8.	FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Risk-free interest rate	0.36%	1.47%-1.75%	0.16%-1.69%	1.47%-2.45%
Contractual term (years)	6.00	1.00 - 5.00	1.00-8.00	1.00 - 10.00
Expected volatility	137%	118% - 139%	78%-138%	106% - 140%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

For the purposes of estimating the fair value of the Contingent Consideration as of the date of the acquisition and September 30, 2020, the Company utilized the following assumptions: (i) a probability threshold of 25% that the Seller would satisfy the conditions of the Contingent Consideration and (ii) a 5% discount rate. See Note 3 – Business Combination for details.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	FAIR VALUE MEASUREMENT – CONTINUED

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Contingetnt Consideration
Beginning balance as of January 1, 2020	$-
Contingent consideration assumed in BlueLA acquisition	245,000
Change in fair value of contingent consideration	-
Ending balance as of September 30, 2020	245,000

Warrants Payable
Beginning balance as of January 1, 2020	$5,102
Change in fair value of warrants payable	35,711
Ending balance as of September 30, 2020	$40,813

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$164,647	$-	$164,647
Total assets	$-	$164,647	$-	$164,647

Liabilities:
Contingent consideration	$-	$-	$245,000	$245,000
Warrants payable	$-	$-	$40,813	$40,813
Total liabilities	$-	$-	$285,813	$285,813

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$476,992	$-	$476,992
Marketable securities	3,150,332	-	-	3,150,332
Total assets	$3,150,332	$476,992	$-	$3,627,324

Liabilities:
Warrants payable	$-	$-	$5,102	$5,102
Total liabilities	$-	$-	$5,102	$5,102

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	STOCKHOLDERS’ EQUITY

AT-THE-MARKET OFFERING

On April 17, 2020, the Company entered into a sales agreement (“Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”) to conduct an “at-the-market” equity offering program (the “ATM”), pursuant to which the Company may issue and sell from time to time shares of its common stock having an aggregate offering price of up to $20,000,000 (the “Shares”) through the Agent. Subject to the terms and conditions of the Sales Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Agent is entitled to an aggregate fixed commission of 3.0% of the gross proceeds from the Shares sold and the Company provided the Agent with customary indemnification rights. Sales of the Shares under the Sales Agreement are made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed to with the Agent. A “shelf” registration statement on Form S-3 for the Shares was filed with the SEC, which became effective on September 16, 2019, and a prospectus supplement thereto was filed with the SEC on April 17, 2020.

Since April 17, 2020 and through September 30, 2020, the Company has sold an aggregate of 3,521,971 shares of common stock under the ATM program for aggregate gross proceeds of $18,953,323, less issuance costs of $737,109 which were recorded as a reduction to additional paid-in capital. As of September 30, 2020, $419,494 of net proceeds had not been received by the Company and was included as a subscription receivable on the accompanying balance sheet. Subsequent to September 30, 2020, the Company collected the subscription receivable in full.

Since April 17, 2020 and through November 11, 2020, the Company has sold 3,566,971 shares of common stock under the ATM program for aggregate gross proceeds of approximately $19.5 million.

PREFERRED STOCK

During the nine months ended September 30, 2020, a holder elected to convert 5,125 shares of Series D Convertible Preferred Stock into 1,642,628 shares of the Company’s common stock at a conversion price of $3.12 per share. The Company determined that the Series D Convertible Preferred Stock did not include a beneficial conversion feature. There are no longer any currently outstanding shares of Series D Convertible Preferred Stock.

COMMON STOCK

During April 2020, the Company issued 47,542 shares of common stock with an aggregate issuance date fair value of $87,000 as compensation to certain officers of the Company.

During June 2020, the Company issued 10,000 shares of common stock with an aggregate issuance date fair value of $23,500 as compensation to a consultant.

During July 2020, the Company issued 6,847 shares of common stock with an aggregate issuance date fair value of $46,560 as compensation to a consultant.

See Note 9 – Stockholder’s Equity - Preferred Stock for details associated with the issuance of common stock in connection with the conversion of Series D Convertible Preferred Stock.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	STOCKHOLDERS’ EQUITY – CONTINUED

STOCK OPTIONS

During April 2020, the Company granted five-year options to purchase an aggregate of 160,416 shares of common stock to executives with an exercise prices ranging from of $1.83-$2.01 per share. 54,325 options will vest one year from the date of grant, 53,433 options will vest the second year and 52,658 will vest the third year. The options had an aggregate grant date fair value of $180,000, which will be recognized over the vesting period.

During June 2020, the Company granted five-year options to purchase an aggregate of 150,000 shares of common stock to executives with an exercise price of $2.20 per share. One-third of the options will vest on February 7, 2021, the second third will vest on February 7, 2022 and the final third will vest on February 7, 2023. The options had an aggregate grant date fair value of $298,911, which will be recognized over the vesting period.

During September 2020, the Company granted five-year options to purchase an aggregate of 603 shares of common stock to employees with an exercise price of $9.14 per share. The options vest on September 27, 2021. The options had an aggregate grant date fair value of $5,000, which will be recognized over the vesting period.

STOCK WARRANTS

During the nine months ended September 30, 2020, the Company issued 161,126 shares of common stock upon the cashless exercise of warrants.

During the nine months ended September 30, 2020, the Company issued an aggregate of 34,403 shares of the Company’s common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate gross and net cash proceeds of $146,213 and $144,313, respectively.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three and nine months ended September 30, 2020 of $148,964 and $480,359, respectively, and for the three and nine months ended September 30, 2019 of $197,133 and $737,416, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of September 30, 2020, there was $483,840 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.04 years.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH PALISADES CAPITAL MANAGEMENT LLC

Mr. Engel is currently a consultant to Palisades Capital Management LLC, which serves as an investment advisor with regard to the Company’s marketable securities portfolio. During the three and nine months ended September 30, 2020, the Company paid Palisades Capital Management LLC fees of $1,265 and $14,092, respectively. No fees were paid during the three and nine months ended September 30, 2019.

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. The Company owns 40% of the Entity while the other three entities own 60% of the Entity. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which started operations in the Greek EV market. There are currently no plans for the Company to make any capital contributions or investments. During the three and nine months ended September 30, 2020, the Company recognized sales of approximately $0 and $272,964, respectively, to Hellas. No sales were recognized during the three and nine months ended September 30, 2019. As of September 30, 2020 and December 31, 2019, the Company had a receivable from Hellas of approximately $0 and $42,000, respectively.

11.	LEASES

OPERATING LEASES

See Note 3 – Business Combination regarding details associated with lease agreements for (i) certain parking locations in connection with the City of Los Angeles Agreement.

As of September 30, 2020, the Company had no leases that were classified as a financing lease. As of September 30, 2020, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses for the three and nine months ended September 30, 2020 were $97,989 and $332,045, respectively, and for the three and nine months ended September 30, 2019 were $40,762 and $151,694, respectively, and are recorded in other operating expenses on the condensed consolidated statements of operations.

Supplemental cash flows information related to leases was as follows:

	For The Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$160,451	$151,694

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$597,812	$266,103

Weighted Average Remaining Lease Term
Operating leases	2.24	1.79

Weighted Average Discount Rate
Operating leases	6.0%	6.0%

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	LEASES – CONTINUED

OPERATING LEASES - CONTINUED

Future minimum payments under non-cancellable leases as of September 30, 2020 were as follows:

For the Years Ending December 31,	Amount

2020	$114,421
2021	336,139
2022	249,320
2023	72,728
Total future minimum lease payments	772,608
Less: imputed interest	(40,598)
Total	$732,010

12.	COMMITMENTS AND CONTINGENCIES

JAMES CHRISTODOULOU LITIGATION SETTLEMENT

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2020, the litigation between the Company and its former President pending in Miami-Dade County Court, State of Florida, James Christodoulou vs. Blink Charging Co. et al., has been settled for an aggregate sum of $400,000, of which $125,000 related to compensation related matters. As a result, the Company has recorded a loss on settlement of $400,000 within operating expenses on its condensed consolidated statements of operations during the three and nine months ended September 30, 2020.

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

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). The Bush complaint asserts that the defendants made materially false or misleading statements during the putative class period, and includes claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Bush complaint does not quantify damages, but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020. The Bush complaint alleges, among other things, that the defendants made false or misleading statements about the number, accessibility and functionality of the charging stations in the Blink Network and Blink’s partnerships and expansions with third parties. On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit. The Company disputes these claims and intends to defend the consolidated action vigorously.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES - CONTINUED

On September 15, 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserts that the Director defendants caused Blink to make the statements that are at issue in the securities class action and, as a result, the Company will incur costs defending against the securities class action and other unidentified investigations. The Klein Lawsuit asserts claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he seeks damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties, corporate governance changes, restitution and disgorgement of profits from the defendants, and attorneys’ fees and other litigation expenses. The parties agreed to temporarily stay the Klein Lawsuit until there is a ruling on a yet-to-be-filed motion to dismiss in the consolidated Bush Lawsuit.

EMPLOYMENT AGREEMENTS

DONALD ENGEL EMPLOYMENT AGREEMENT

Effective January 9, 2020, Donald Engel, a member of the Company’s Board of Directors, entered into an employment agreement with the Company. The employment agreement with Mr. Engel extends for a term expiring on January 9, 2021, subject to automatic renewal for two additional one-year periods if not otherwise previously terminated by either party. Pursuant to the employment agreement. The employment agreement provides that Mr. Engel will receive a base salary at an annual rate of $175,000 for services rendered in such position. In addition, he will be eligible to earn stock options to purchase up to 700,000 shares of our common stock, in increments of 140,000 options on each occasion that the Company executes an agreement for the sale or deployment of electric vehicle charging stations or ancillary eco-friendly energy products with a customer he has introduced to the Company. The stock options will have an exercise price equal to the closing market price of our common stock immediately prior to the issuance date, expire five years after the issuance date and be subject to the terms of the Company’s 2018 Incentive Compensation Plan. On January 20, 2020, the Company granted immediately vested options to purchase an aggregate of 140,000 shares of common stock at an exercise price of $2.05 per share to the employee with a grant date fair value of $252,309, which was recognized during the nine months ended September 30, 2020.

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

MICHAEL P. RAMA EMPLOYMENT AGREEMENT

In February 2020, the Company entered into an Employment Offer Letter with Michael P. Rama. Pursuant to the Offer Letter, Mr. Rama agreed to devote his full business efforts and time to the Company as its Chief Financial Officer. The Offer Letter extends for a term expiring on February 10, 2022 and is automatically renewable for an additional one-year period. The Offer Letter provides that Mr. Rama is entitled to receive an annual base salary of $300,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Rama will be eligible for an annual performance cash bonus of 25% of his base salary based on the satisfaction of certain key performance indicators set with the Board’s Compensation Committee. Mr. Rama will be entitled to receive equity awards under the Company’s 2018 Incentive Compensation Plan with an aggregate annual award value equal to 50% of his base salary in the form of restricted stock and stock options. Mr. Rama also received a $50,000 cash signing bonus.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	COMMITMENTS AND CONTINGENCIES – CONTINUED

EMPLOYMENT AGREEMENTS – CONTINUED

BRENDAN S. JONES EMPLOYMENT AGREEMENT

The Company entered into an Employment Offer Letter, dated as of March 29, 2020, with Brendan S. Jones. Pursuant to the Offer Letter, Mr. Jones agreed to devote his full business efforts and time to the Company as its Chief Operating Officer. The Offer Letter extends for a two-year term expiring on April 20, 2022, and is automatically renewable for an additional one-year period unless the Company provides notice of non-renewable prior to the initial termination date. The Offer Letter provides that Mr. Jones is entitled to receive an annual base salary of $350,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Jones is eligible for an annual performance cash bonus of 40% of his base salary based on the satisfaction of certain key performance indicators set with the Board’s Compensation Committee. Mr. Jones received a cash signing bonus of $55,000 and an equity signing bonus of $70,000 worth of the Company’s common stock, which vests on April 20, 2021 (provided he is not terminated for Cause).

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

WARRANTY

The Company estimates an approximate cost of $160,000 to repair deployed chargers, which the Company owns as of September 30, 2020.

13.	SUBSEQUENT EVENTS

STOCK WARRANTS

Subsequent to September 30, 2020, the Company issued an aggregate of 480,360 shares of the Company’s common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate gross of $2,041,530.

COMMON STOCK

Subsequent to September 30, 2020, the Company issued an aggregate of 45,000 shares of the Company’s common stock for aggregate net proceeds of $487,769 under the ATM.

Subsequent to September 30, 2020, the Company issued an aggregate of 18,687 shares of the Company’s common stock as compensation with an issuance date fair value of $187,884.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” and the “Company”) as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

Overview

We are a leading owner, operator and supplier of proprietary electric vehicle (“EV”) charging equipment and networked EV charging services. We serve both residential and commercial EV charging settings, enabling EV drivers to easily recharge at various location types.

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

●	In our comprehensive turnkey business model, we own and operate the EV charging equipment, undertake and manage the installation, maintenance and related services, and we keep substantially all of the EV charging revenue.

●	In our hybrid business model, the Property Partner incurs the installation costs, while we provide the charging equipment. We operate and manage the EV charging station and provide connectivity of the charging station to the Blink Network. As a result, we share a greater portion of the EV charging revenue with the Property Partner than under the turnkey model above.

●	In our host-owned business model, the Property Partner purchases, owns and manages the Blink EV charging station, incurs the installation costs of the equipment, while we provide site recommendations, connectivity to the Blink Network and optional maintenance services, and the Property Partner keeps substantially all of the EV charging revenue.

●	In our Blink-as-a-service model, we own and operate the EV charging station, while the Property Partner incurs the installation cost. We operate and manage the EV charging station and the Property Partner pays Blink a fixed monthly fee and keeps all the charging revenues less network connectivity and processing fees.

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. As of September 30, 2020, the Company had deployed 15,716 charging stations, of which 6,944 were on the Blink Network (5,512 Level 2 commercial charging units, 101 DC Fast Charging EV chargers, and 1,331 residential Level 2 Blink EV charging units), and the remainder non-networked or on other networks (239 Level 2 commercial charging units, 8,333 residential Level 2 Blink EV charging stations and 200 charging stations acquired with the BlueLA acquisition).

As reflected in our unaudited condensed consolidated financial statements, as of September 30, 2020, we had cash, working capital and an accumulated deficit of $14,863,434, $12,983,846, and $179,409,943, respectively. During the three and nine months ended September 30, 2020, we incurred a net loss of $3,914,349 and $9,904,962, respectively. During the nine months ended September 30, 2020, we used cash in operating activities of $10,157,011. We have not yet achieved profitability.

Recent Developments

Business Combination

On September 11, 2020, the Company’s wholly-owned subsidiary, Blink Mobility, LLC (the “Purchaser”), entered into an Ownership Interest Purchase Agreement (the “Agreement”) with Blue Systems USA, Inc. (the “Seller”), and pursuant thereto acquired from the Seller all of the ownership interests of BlueLA Carsharing, LLC (“BlueLA”).

The consideration by the Purchaser for the acquisition of BlueLA includes: (a) a cash payment of $1.00, which was paid to the Seller at closing, and (b) in the event BlueLA timely amends its carsharing services agreement with the City of Los Angeles, California, a cash payment to the Seller of $1,000,000, payable within three business days after such amendment. The amendment to the carsharing services agreement with the City of Los Angeles must be obtained by BlueLA no later than December 31, 2020, subject to an extension to March 31, 2021 if a representative of the City of Los Angeles indicates to the Purchaser by the December 31, 2020 deadline its approval of the modifications to the carsharing services agreement, as more particularly outlined in the Agreement. The total consideration paid or payable by the Purchaser excludes transaction costs. The Company has agreed to guaranty the performance of the Purchaser’s obligations under the Agreement as an inducement for the Seller to enter into the Agreement.

At-the-Market Offering

On April 17, 2020, we entered into a Sales Agreement (“Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”) to conduct an “at-the-market” equity offering program (the “ATM”) pursuant to which we may issue and sell from time to time shares of our common stock having an aggregate offering price of up to $20,000,000 (the “Shares”) through the Agent, as our sales agent.

Subject to the terms and conditions of the Sales Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon our instructions. We have provided the Agent with customary indemnification rights, and the Agent will be entitled to an aggregate fixed commission of 3.0% of the gross proceeds from the Shares sold.

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

We currently anticipate using the net proceeds from the sale of our shares of common stock under the ATM program to supplement our operating cash flows to fund EV charging station deployment and our acquisition growth plan. We also plan to use any remaining proceeds we receive for working capital and other corporate purposes. Other corporate purposes include amounts required to pay for continuing product development expenses, salaries, professional fees, public reporting costs, office-related expenses and other corporate expenses, including overhead. The amounts and timing of our use of the net proceeds will depend on a number of factors, such as the timing and progress of our EV charging station deployment efforts, the timing and progress of any partnering and collaboration efforts and technological advances. Our management has broad discretion in the timing and application of these proceeds. Pending use of the proceeds as described above, we intend to invest the proceeds in a variety of capital preservation investments, including short term, interest bearing, investment grade instruments and U.S. government securities.

Since April 17, 2020 and through November 11, 2020, the Company has sold 3,566,971 shares of common stock under the ATM program for aggregate gross proceeds of approximately $19.5 million.

COVID-19

We believe the coronavirus COVID-19 (“COVID-19”) global pandemic has not had a significant adverse impact on our results for the three and six months ended September 30, 2020. We continue to receive orders for our products, although some shipments of equipment have been temporarily delayed. Furthermore, we experienced what we expect is a temporary reduction in the usage of our charging stations, which resulted in a decrease in our charging service revenue. We are maintaining regular contact, via telephone and other electronic means, with our customers and suppliers and do not currently expect any material change in overall demand for our products. We are complying with federal, state and local health guidelines regarding safety procedures. These procedures include, but are not limited to, social distancing, remote working and teleconferencing. The extent of the future impact of the COVID-19 pandemic on our business is uncertain and difficult to predict. Capital markets and the U.S. economy have also been significantly impacted by the pandemic and it is possible that it could result in an economic recession. Adverse economic and market conditions as a result of COVID-19 could also adversely affect the demand for our products and services and may also impact the ability of our customers to satisfy their obligations to us. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be adversely impacted. See Part II, Item 1A, Risk Factors.

Consolidated Results of Operations

Three Months Ended September 30, 2020 Compared With Three Months Ended September 30, 2019

Revenues

Total revenue for the three months ended September 30, 2020 increased by $140,974, or 18%, to $905,460 compared to $764,486 during the three months ended September 30, 2019.

Charging service revenue from Company-owned and operated charging stations was $162,654 for the three months ended September 30, 2020 as compared to $317,990 for the three months ended September 30, 2019, a decrease of $155,336, or 49%. The decrease was primarily attributable to the decrease in utilization as a result of COVID-19.

Revenue from product sales was $556,859 for the three months ended September 30, 2020 compared to $319,254 during the three months ended September 30, 2019, an increase of $237,605, or 74%. This increase was attributable to increased sales of Generation 2 chargers, DC fast chargers and home residential chargers when compared to the same period in 2019.

Network fee revenues were $100,298 for the three months ended September 30, 2020 compared to $80,116 for the three months ended September 30, 2019, an increase of $20,182, or 25%. The increase was primarily attributable to an increase in the billings and invoicing to Property Partners in the third quarter of 2020 compared to the same period in 2019.

Warranty revenues were $13,950 for the three months ended September 30, 2020 compared to $8,400 for the three months ended September 30, 2019, an increase of $5,550, or 66%. The increase was primarily attributable to an increase in warranty and maintenance agreements entered into during the three months ended September 30, 2020 compared to the same period in 2019.

Grant and rebate revenues were $2,580 during the three months ended September 30, 2020, compared to $4,578 during the three months ended September 30, 2019, a decrease of $1,998, or 44%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The 2020 revenue was related to the amortization of previous years’ grants.

Other revenue increased by $34,971 to $69,119 for the three months ended September 30, 2020 as compared to $34,148 for the three months ended September 30, 2019. The increase was primarily attributable to revenues generated from BlueLA acquired during September 2020, as well as higher Low Carbon Fuel Standard (LCFS) credits generated during the three months ended September 30, 2020 compared to the same period in 2019. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon. The value of the credits is subject to market conditions and our current policy is to sell the credits generated every one to two years as market conditions permit.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended September 30, 2020 were $538,825 as compared to $643,239 for the three months ended September 30, 2019, a decrease of $104,414, or 16%. There is a degree of variability in our costs in relation to our revenues from period to period, primarily due to:

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

Cost of charging services-company-owned charging stations (electricity reimbursements) increased by $72,853 to $120,280 for the three months ended September 30, 2020 as compared to $47,427 for the three months ended September 30, 2019. The increase in 2020 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees decreased by $73,776, or 67%, to $36,852 during the three months ended September 30, 2020 as compared to $110,628 during the three months ended September 30, 2019. This decrease was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements, as well as a reduction in the usage of charging stations as a result of COVID-19.

Cost of product sales decreased by $211,146, or 86%, from $246,071 for the three months ended September 30, 2019 as compared to $34,925 for the three months ended September 30, 2020. The decrease is primarily due to the reduction in the provision for excess and obsolete inventory of $290,533 relating to the increased sales of residential home charger units partially offset by increases in product sales of Generation 2, DC fast chargers and home residential chargers during the three months ended September 30, 2020 compared to the same period in 2019. The three months ended September 30, 2019 included a provision for excess and obsolete inventory of $63,235 relating to non-Generation 2 inventory that was not being sold/utilized.

Network costs increased by $58,290 or 121%, to $106,387 during the three months ended September 30, 2020 as compared to $48,097 during the three months ended September 30, 2019. The increase was a result of increased connectivity costs of members on the network.

Warranty and repairs and maintenance costs decreased by $47,528, or 31%, to $104,690 during the three months ended September 30, 2020 from $152,218 during the three months ended September 30, 2019. The decrease was attributable to significant efforts expended in 2019 to reduce the backlog in warranty cases.

Depreciation and amortization expense increased by $96,893, or 250%, to $135,691 for the three months ended September 30, 2020 as compared to $38,798 for the three months ended September 30, 2019, as the Company had increased capital expenditures during the 2020 period.

Operating Expenses

Compensation expense increased by $816,268, or 47%, to $2,543,755 (consisting of approximately $2.4 million of cash compensation and benefits and approximately $0.1 million of non-cash compensation) for the three months ended September 30, 2020. Compensation expense was $1,727,487 (consisting of approximately $1.5 million of cash compensation and benefits and approximately $0.2 million of non-cash compensation) for the three months ended September 30, 2019. The increase in compensation expense for the three months ended September 30, 2020 compared to the same period in 2019 is primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated growth of the Company. Also contributing to the increase in compensation expense was $125,000 related the settlement of a legal matter.

General and administrative expenses increased by $687,597, or 151%, to $1,143,476 for the three months ended September 30, 2020 from $455,879 for the three months ended September 30, 2019. The increase was primarily attributable to increases in legal, investor relations and consulting fees of $388,956. Also contributing to the increase in general and administrative expenses is $275,000 related to the settlement of a legal matter.

Other operating expenses decreased by $133,754, or 18%, to $592,279 for the three months ended September 30, 2020 from $726,033 for the three months ended September 30, 2019. The decrease was primarily attributable to a reduction in travel expenses as a result of COVID-19 partially offset by increases in rent related to our larger corporate offices in Miami Beach, and increases in insurance and software expenses.

Other Income (Expense)

Other income decreased by $166,637 from $165,163 for the quarter ended September 30, 2019 to expense of ($1,474) for the quarter ended September 30, 2020. During the quarter ended September 30, 2019, we settled accounts payable resulting in a gain of $93,000. During the quarter ended September 30, 2019, we realized net income of $73,000 from our cash and marketable securities portfolio.

Net Loss

Our net loss for the three months ended September 30, 2020 increased by $1,291,360, or 49%, to $3,914,349 as compared to $2,622,989 for the three months ended September 30, 2019. The increase was primarily attributable to an increase in compensation expense and general and administrative expenses.

Nine Months Ended September 30, 2020 Compared With Nine Months Ended September 30, 2019

Revenues

Total revenue for the nine months ended September 30, 2020 was $3,776,934, compared to $2,057,704 for the nine months ended September 30, 2019, an increase of $1,719,230, or 84%.

Charging service revenue for company-owned charging stations was $569,528 for the nine months ended September 30, 2020 compared to $937,870 for the nine months ended September 30, 2019, a decrease of $368,342, or 39%. The decrease was primarily attributable to the decrease in usage of charging stations as a result of COVID-19.

Revenue from product sales was $2,608,636 for the nine months ended September 30, 2020, compared to $704,472 for the nine months ended September 30, 2019, an increase of $1,904,164, or 270%. This increase was attributable to increased sales of Generation 2 chargers, DC fast chargers and home residential chargers when compared to the same period in 2019.

Warranty revenue was $30,429 for the nine months ended September 30, 2020, compared to $44,192 for the nine months ended September 30, 2019, a decrease of $13,763, or 31%. The decrease was primarily attributable to a decrease in warranty contracts sold for the nine months ended September 30, 2020 compared to the same period in 2019.

Grant and rebate revenues were $11,071 for the nine months ended September 30, 2020, compared to $17,817 for the nine months ended September 30, 2019, a decrease of $6,746, or 38%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The ability to secure grant revenue is typically unpredictable and, therefore, uncertain. The 2020 revenue was related to the amortization of previous years’ grants.

Other revenue increased by $207,734 to $330,142 for the nine months ended September 30, 2020, compared to $122,408 for the nine months ended September 30, 2019. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the nine months ended September 30, 2020 compared to the same period in 2019. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon. The value of the credits is subject to market conditions and our current policy is to sell the credits generated every one to two years as market conditions permit.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold (including commissions), connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations.

Cost of revenues for the nine months ended September 30, 2020 was $2,687,697, compared to $1,567,955 for the nine months ended September 30, 2019, an increase of $1,119,742, or 71%. There is a degree of variability in our costs in relation to our revenues from period to period, primarily due to:

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

Cost of charging services for Company-owned charging stations (electricity reimbursements) increased by $71,329 to $185,768 for the nine months ended September 30, 2020, compared to $114,439 for the nine months ended September 30, 2019, or 62%. The increase in 2020 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees decreased by $123,337, or 45%, to $150,367 during the nine months ended September 30, 2020, compared to $273,704 for the nine months ended September 30, 2019. This decrease was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements, as well as a reduction in the utilization due to COVID-19.

Cost of product sales increased by $879,610, or 161%, from $547,191 for the nine months ended September 30, 2019, compared to $1,426,801 for the nine months ended September 30, 2020. The increase is primarily due to the increase in product sales of Generation 2, DC fast chargers and home residential chargers during the nine months ended September 30, 2020 compared to the same period in 2019. Furthermore, the nine months ended September 30, 2020 included a reduction in the provision for excess and obsolete inventory of $282,887 relating to the increased sales of residential home charger units. The nine months ended September 30, 2019 included a provision for excess and obsolete inventory of $184,469 relating to non-Generation 2 inventory that was not being sold/utilized.

Network costs increased by $252,386 or 119%, to $464,009 for the nine months ended September 30, 2020, compared to $211,623 for the nine months ended September 30, 2019. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system as compared to the same period in 2019.

Warranty and repairs and maintenance costs decreased by $87,300, or 27%, to $237,333 for the nine months ended September 30, 2020 from $324,633 for the nine months ended September 30, 2019. The decrease was attributable to significant efforts expended in previous periods to reduce the backlog in warranty cases.

Depreciation and amortization expense increased by $127,054 or 132%, to $223,419 for the nine months ended September 30, 2020, compared to $96,365 for the nine months ended September 30, 2019, as additional underlying assets became active on our network during the second half of 2019 and early 2020.

Operating Expenses

Compensation expense increased by $1,958,946, or 39%, from $5,005,014 (consisting of approximately $4.4 million of cash compensation and approximately $0.6 million of non-cash compensation) for the nine months ended September 30, 2019, to $6,963,960 (consisting of approximately $6.5 million of cash compensation and approximately $0.5 million of non-cash compensation) for the nine months ended September 30, 2020. The increase in compensation expense for the three months ended September 30, 2020 compared to the same period in 2019 is primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated growth of the Company. Also contributing to the increase in compensation expense was $125,000 related the settlement of a legal matter.

General and administrative expenses increased by $1,261,942, or 105%, from $1,198,070 for the nine months ended September 30, 2019 to $2,460,012 for the nine months ended September 30, 2020. The increase was primarily attributable to increases in legal, investor relations and consulting fees of $781,384. Also contributing to the increase in general and administrative expenses was $275,000 related to the settlement of a legal matter.

Other operating expenses decreased by $154,729 or 9%, from $1,773,626 for the nine months ended September 30, 2019 to $1,618,897 for the nine months ended September 30, 2020. The decrease is primarily attributable to a reduction in travel expenses as a result of COVID-19 partially offset by increases in rent related to our larger corporate offices in Miami Beach, and increases in insurance and software expenses.

Other Income (Expense)

Other income decreased by $684,455 from $733,125 for the nine months ended September 30, 2019 to $48,670 for the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we settled accounts payable resulting in a gain of $254,000 and $360,000 of notes payable, inclusive of accrued interest to the former members of 350 Green in exchange for the cancellation of the notes, the return of 8,066 shares of our common stock and the payment of $50,000 in 2018 to the former members of 350 Green, resulting in a gain of $310,000. Additionally, we realized net investment income from our cash and marketable securities portfolio of $240,000, and an increase market value of Low Carbon Fuel Standard credits of $21,000.

Net (Loss) Income

Our net loss for the nine months ended September 30, 2020 increased by $3,151,126, or 47%, to $9,904,962 as compared to net income of $6,753,836 for the nine months ended September 30, 2019. The increase was primarily attributable to an increase in compensation expense and general and administrative expenses.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2020	December 31, 2019
	(unaudited)

Cash	$14,863,434	$4,168,837

Working Capital	$12,983,846	$5,791,444

Notes Payable (Gross)	$868,553	$10,000

During the nine months ended September 30, 2020, we financed our activities from proceeds derived from debt and equity financings. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the nine months ended September 30, 2020 and 2019, we used cash of $10,157,011 and $7,374,412, respectively, in operations. Our cash use for the nine months ended September 30, 2020 was primarily attributable to our net loss of $9,904,962, adjusted for net non-cash expenses in the aggregate amount of $750,318, and $1,002,367 of net cash used in changes in the levels of operating assets and liabilities. Our cash used for the nine months ended September 30, 2019 was primarily attributable to our net loss of $6,753,836, adjusted for net non-cash income in the aggregate amount of $454,163, and by $1,074,739 of net cash used in changes in the levels of operating assets and liabilities.

During the nine months ended September 30, 2020, net cash provided by investing activities was $2,096,521, of which $2,773,816 was provided in connection with the sale of marketable securities and $680,673 was used to purchase charging stations and other fixed assets. $1 was used as purchase consideration in connection with the BlueLA acquisition and, in connection with the business combination, the Company acquired $3,379 of cash. During the nine months ended September 30, 2019, cash used in investing activities was $177,418, which was used to purchase charging stations and other fixed assets.

During the nine months ended September 30, 2020, net cash provided financing activities was $18,782,907, of which $855,666 was attributable to proceeds from our PPP loan, $17,835,886 was attributable to the net proceeds from the sale of common stock under our ATM program and $144,313 was attributable to the net proceeds from warrant exercises, partially offset by $52,958 used to pay down our liability in connection with internal use software. There was no cash provided by financing activities for the nine months ended September 30, 2019.

As of September 30, 2020, we had cash, working capital and an accumulated deficit of $14,863,434, $12,983,846 and $179,409,943, respectively. During the three and nine months ended September 30, 2020, we incurred a net loss of $3,914,349 and $9,904,962, respectively. During the nine months ended September 30, 2020, we used cash in operating activities of $10,157,011.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our operating expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. Historically, we have been able to raise funds to support our business operations, although there can be no assurance, we will be successful in raising significant additional funds in the future. The Company expects that its cash on hand will fund its operations for at least 12 months after from the issuance date of the financial statements included in this report.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2019, under the heading “Management’s Report on Internal Control Over Financial Reporting” and that continued to exist as of September 30, 2020.

However, as part of its ongoing remediation initiative and with the help of an outside firm, management continued to commit substantial resources to documenting and evaluating our internal controls during the quarter as reflected below:

Remediation in progress:

(a) Upon the establishment of a Disclosure Controls Committee, meetings are now convened, conducted and documented with the active participation of Committee members and other members of management.

(b) Upon implementing enhanced disclosure controls and procedures across the organization, well-structured disclosure questionnaires are circulated to a select group of financial and operating management personnel and each quarter responses are received, tabulated and acted upon.

(c) Upon the preparation of the audited financial statements for the year ended December 31, 2019, the Company has since updated its scoping and financial risk assessment for 2020 SOX compliance and will continue to do so periodically as necessary.

(d) Management has designed and implemented its policies and procedures relating to the review, approval and reporting of transactions pertaining to related parties.

(e) Management has finalized and put into effect its human resource policies, accounting policies and has prepared a set of identified Information Technology and Security related policies.

(f) Management has since finalized the design for monitoring internal controls on a continuous basis and the process owners and sub-process owners are reviewing and understanding their respective internal control environments through the business process narratives and risk and control matrices and will hold themselves accountable for any ongoing changes in the design of such controls. The process owners will regularly update their documentation based on any significant ongoing changes to their processes.

(g) Management has since finalized the design and is evaluating the internal controls over: (i) review, approval and documentation of material journal entries including those involving estimates and judgments; (ii) periodic reconciliation and review of significant accounts including accruals, prepayments, right of use assets and operating liabilities in order to ensure their completeness, timeliness and accuracy; and (iii) analytical procedures to detect any material misstatements to the financial statements. Where practicable, Management has implemented the above-mentioned internal controls.

(h) Management has since finalized the design and is evaluating the internal controls over formal approval and review mechanism (including in its recently implemented ERP System, NetSuite), and expects to leverage the benefits of more automated controls.

(i) Management is reviewing the design and is evaluating the internal controls within various business and entity-level processes including segregation of duties among personnel, to the extent practicable given the size of the organization and the need for personnel to work remotely from home due to the pandemic, in order to separate the initiation and execution of transactions and custody of assets having due regard to its flat organization structure and its recent implementation of NetSuite.

(j) Management is reviewing the design and is evaluating internal controls relating to review of Service Organization Control reports and related user control considerations. Where practicable, Management has implemented the above-mentioned internal controls.

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

Additionally, during the first quarter of 2020, the Company hired a CFO who, as the key process owner for internal controls over financial reporting, continues to review and approve journal entries, the periodic interim financial statements and the underlying schedules and disclosures. In addition, the CFO is providing purposeful leadership of the ongoing remediation initiative by coordinating with the external consultants and other process owners and providing regular updates to the Audit Committee.

Remediation and actions that will commence soon

Upon management’s completion of its evaluation of the design of the remediation of control weaknesses and evaluation of the related internal controls as outlined above, we will implement and monitor the remediation.

Management has started the process of validating the operational effectiveness of (a) the key internal controls forming part of the identified business processes and within the recently implemented NetSuite accounting system; and (b) the internal controls that are put in place as part of the ongoing remediation initiative.

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

Changes in Internal Control over Financial Reporting

Except the above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2020, the litigation between the Company and its former President pending in Miami-Dade County Court, State of Florida, James Christodoulou vs. Blink Charging Co. et al., has been settled.

For a description of our legal proceedings, see Note 12 – Commitments and Contingencies – Litigation and Disputes in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $3.9 million for the quarter ended September 30, 2020. As of September 30, 2020, we had net working capital of approximately $13.0 million and an accumulated deficit of approximately $179.4 million. We have not yet achieved profitability. Historically, we have been able to raise funds to support our business operations. Since April 17, 2020 and through November 11, 2020, we have sold 3,566,971 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of approximately $19.5 million. We believe we have access to capital resources and continue to evaluate additional financing opportunities. There is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds we might raise will enable us to complete our development initiatives or attain profitable operations.

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

Any of these factors could cause or contribute to the risks and uncertainties identified in our Annual Report on Form 10-K for the year ended December 31, 2019 and could significantly affect our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments; COVID-19” regarding the current impact of Covid-19 on our company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarterly period ended September 30, 2020, there have been no unregistered sales of equity securities that have not been previously disclosed in a Current Report on Form 8-K.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Ownership Interest Purchase Agreement, dated as of September 11, 2020, by and between Blue Systems USA, Inc. and Blink Mobility, LLC.	8-K	2.1	09/17/2020
3.1	Articles of Incorporation, as amended most recently on August 17, 2017.	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018.	10-K	3.2	04/17/2018
4.1	Warrant Agency Agreement by and between the Company and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering.	8-K	4.1	02/21/2018
4.2	Form of Common Stock Purchase Warrant dated April 9, 2018.	8-K	4.1	04/19/2018
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.				X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.				X
32.1*	Section 1350 Certification of Principal Executive Officer.				X
32.2*	Section 1350 Certification of Principal Financial Officer.				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

+ Compensatory plan or arrangement.

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2020	BLINK CHARGING CO.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

