Form 10-K
period 2020-12-31
Blink Charging Co.
filed 2021-03-31
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-38392

BLINK CHARGING CO.

(Exact name of registrant as specified in its charter)

Nevada	03-0608147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605 Lincoln Road, 5th Floor
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by the check mark whether the registration has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (23,077,807 shares) computed by reference to the price at which the common equity was last sold ($5.68) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020): $131,081,944.

As of March 29, 2021, the registrant had 41,939,156 outstanding shares of common stock.

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

Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition, and the projected growth of the industries in which we operate, as well as the following statements:

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

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;
●	increased levels of competition;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●	our relationships with our key customers;
●	adverse conditions in the industries in which our customers operate;
●	continuing impact on us and our customers and suppliers caused by the Covid-19 pandemic;
●	our ability to retain and attract senior management and other key employees;
●	our ability to quickly and effectively respond to new technological developments;
●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on our proprietary rights; and
●	other risks, including those described in the “Risk Factors” section of this Annual Report.

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

Except to the extent required by U.S. federal securities law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results, see “Item 1A – Risk Factors” below.

In this Annual Report, unless otherwise indicated or the context otherwise requires, the “Company,” “Blink,” “we,” “us” or “our” refer to Blink Charging Co., a Nevada corporation, and its consolidated subsidiaries.

The mark “Blink” is our registered trademark in the United States and, in the name of Ecotality, Inc. (whose assets we acquired in October 2013), in Australia, China, Hong Kong, Indonesia, Japan, South Korea, Malaysia, Mexico, New Zealand, Philippines, South Africa, Singapore, Switzerland, Taiwan, and is a trademark registered in the European Union under the Madrid Protocol. We have registered other trademarks and also use certain trademarks, trade names and logos that have not been registered. We claim common law rights to these unregistered trademarks, trade names and logos.

Note on Covid-19

The Covid-19 pandemic has impacted global stock markets and economies. We continue to closely monitor the impact the impact of the outbreak of the coronavirus (“Covid-19”). We have taken precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers. We continue to receive orders for our products, although some shipments of equipment have been temporarily delayed. We have experienced what we expect is a temporary reduction in the usage of our charging stations, which has resulted in a decrease in our charging service revenue. As federal, state and local economies begin to reopen and with a vaccine underway we expect demand for charging station usage to return, but we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the Covid-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. We intend to continue to monitor the impact of Covid-19 pandemic on our business closely.

PART I

ITEM 1.	BUSINESS.

Overview

Blink Charging Co., through its wholly-owned subsidiaries, is a leading owner, operator, and supplier of electric vehicle (“EV”) charging equipment and networked EV charging services. Blink serves both commercial and residential EV charging settings, enabling EV drivers to recharge at various location types easily. At Blink, we are dedicated to slowing climate change by reducing greenhouse gas emissions caused by transportation.

Blink’s principal line of products and services is its Blink EV charging network (the “Blink Network”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and other EV-related services. The Blink Network is a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Network provides property owners, managers, parking companies, and state and municipal entities (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Network also provides EV drivers with vital station information, including station location, availability, and any fees (if applicable). Blink offers Property Partners a range of business models for EV charging equipment and services that generally fall into one of the business models below, differentiated by who bears the costs of installation, equipment, maintenance, and the percentage of revenue shared (as applicable).

●	In our Blink-owned turnkey business model, Blink incurs the costs of the charging equipment and installation, as well as maintenance. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Network. In this model, Blink retains substantially all EV charging revenues after deducting network connectivity and processing fees.

●	In our Blink-owned hybrid business model, Blink incurs the costs of the charging equipment while the Property Partner incurs the costs of installation costs, as well as ongoing maintenance. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Network. In this model, the Property Partner incurs the installation costs associated with the EV stations; accordingly, here, Blink shares a more generous portion of the EV charging revenues with the Property Partner generated from the EV charging station after deducting Blink’s charges for network connectivity and processing fee.

●	In our host-owned business model, the Property Partner purchases, owns and operates the Blink EV charging station and incurs the installation and maintenance costs. Blink works with the Property Partner, providing site recommendations, connectivity to the Blink Network, payment processing, and optional maintenance services. In this model, the Property Partner retains and keeps all the EV charging revenues after payment for network connectivity and processing fees.

●	In our Blink-as-a-service model, Blink owns and operates the EV charging station, while the Property Partner incurs the installation cost. The Property Partner pays to Blink a fixed monthly fee and keeps all the EV charging revenues after deducting Blink’s charges for network connectivity and processing fees.

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal sites, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations.

Throughout 2020, Blink saw a significant increase in agreements with healthcare providers, including an agreement with Lehigh Valley Health Network in Pennsylvania to make EV charging stations available to the medical staff, patients, and visitors of Lehigh Valley Health Network. In December 2020, Blink signed an exclusive long-term agreement with Blessing Health System and an add-on agreement with St. Luke’s University Healthcare in Pennsylvania.

In 2020, Blink announced three new products and accessories for our innovative IQ 200 charging station. These products included a pole mounting kit, cable management solution, the IQ 250-EU European-focused charger. Additionally, Blink was the first to the market to deploy a portable emergency EV charger.

We also significantly invested in technology, updating the Blink Network and associated product technology, specifically, including OpenADR 2.0 and implementing local load management. Further, we overhauled our website and mobile app with a streamlined, modern, and intuitive design. We launched research and development of fast charging with battery storage with Chakratec after being awarded the BIRD grant in 2019. We undertook continued utilization of the patented inductive/wireless charging bumper and entered into a strategic master development and production agreement with SG Blocks to design and bring to market solar, off-grid, modular EV charging solutions.

During 2020, Blink grew its number of strategic partnerships in the U.S. and globally. Blink expanded its Property Partners portfolio with an agreement with Cushman and Wakefield, Envoy Technologies, and Enersys. Additionally, our international business grew with sales of EV charging infrastructure in the Dominican Republic. Also, Blink signed an agreement with Migdal Insurance to deploy EV charging stations in Israel. Blink Charging Hellas (an affiliated company) announced a partnership with Nissan Nik. I. Theocharakis S.A. to expand Greece’s EV charging infrastructure. Blink continues to grow its network and brand, both domestically and internationally.

As of December 31, 2020, Blink deployed 16,617 charging stations, of which 7,062 were on the Blink Network (consisting of 4,348 Level 2 publicly accessible commercial charging units; 1,404 Level 2 private commercial charging units; 120 DC Fast Charging EV publicly accessible chargers; 14 DC Fast Charging EV private chargers, and 1,176 residential Level 2 Blink EV charging units). The remaining are non-networked, on other networks or international sales or deployments (228 Level 2 commercial charging units, 8,773 residential Level 2 Blink EV charging stations, 521 sold internationally, and 33 deployed internationally).

Industry Overview

The market for plug-in electric vehicles experienced significant growth in recent years. In response to consumer demands, electric cars now feature extended ranges, and improved performance. Notable events in 2020 further propelled the EV industry. Stay-at-home orders and the resulting reductions in global carbon dioxide emissions showcased the potential of cleaner, lower-emission air quality worldwide. Battery technology advances have allowed EVs to achieve approximate cost parity with internal combustion engine vehicles. Finally, the new United States administration’s focus on climate initiatives and its large-scale commitment to expanding EV charging infrastructure has spurred widespread interest and promotion of the EV industry.

Electric vehicle demand has also been spurred by federal, state, and local incentives and rebates for both vehicles and their required charging infrastructure. For example, California, Oregon, New York, Maryland, Massachusetts, and other states have created mandates for EVs to achieve more than 6.8 million EVs on the road by 2030. Further, a shift towards EV car-sharing has boosted demand for EV fleets, leading to increased EV charging station needs. In response to consumer demand and governmental regulations, major automakers and OEMs have accelerated the development and production of a diverse EV model lineup. More than seventy EV models are currently available from automakers such as Tesla, Nissan, Kia, GM, Ford, Fiat, BMW, Mercedes-Benz, Audi, Volkswagen, Toyota, Mitsubishi, Land Rover, and Porsche. According to 2020 J.P. Morgan global research, global sales of plug-in electric vehicles are estimated to grow to 8.4 million units, or 7.7% of all vehicles sold, by 2025.

According to Meticulous Research®, an independent market research firm, the electric vehicle charging stations market is forecasted to reach $29.7 billion by 2027. In its analysis, the industry is expected to grow at a compound annual growth rate of 39.8% from 2020.

These market demands well position Blink for rapid growth in its EV charging network, the number of its members, and its site host Property Partners’ expansion. We have been preparing for this high-growth environment through its initiatives, including securing large national and international strategic partnerships and agreements, and further developing the Company’s technology. These strategic actions will help ensure the Company is well positioned to meet the growing infrastructure demand in the United States and globally. In addition to meeting the required demand for EV charging infrastructure, Blink’s unique, owner-operator focused business models help the Company significantly benefit from increased utilization as the industry expands through revenue share at Blink-owned charging stations.

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

We have enhanced our current Level 2 equipment line by offering a new generation of EV charging equipment. Blink’s latest generation of EV charging equipment offers a modern, stylish appearance, the versatility of both wall and pedestal configurations, and peer-to-peer architecture, which provides the ability to support a single primary charger and multiple secondary chargers. Additionally, the new generation of our EV charging hardware considerably reduces the current standard charging times within the industry and adds new network features, including near-field communication (NFC) payment capabilities. In addition, advanced energy management features have been added including Automated Demand Response 2.0 compliance, local load management, and ability to add features via remote firmware upgrades.

●	DCFC. The DC Fast Charging equipment (“DCFC”) currently has the ‘CHAdeMo’ connector, which is compatible with Nissan, Kia and Tesla electric vehicle models (additional models may be potentially available in the future), and typically provides an 80% charge in less than 30 minutes. Installation of DCFC stations and grid requirements are typically greater than Level 2 charging stations and are ideally suited for transportation hubs and locations between travel destinations.

●	Blink’s rapid expansion into DCFC sites is supported by reseller type relationships with all the major equipment manufacturers globally. This assures Blink access to the best-in-class equipment for each specific requirement, allowing Blink to provide the best possible charging solutions for its customers. The third-party DCFC’s operate on the Blink Network as all of our other products. The third-party equipment currently operating on Blink’s network include ABB, BTC, Signet, and Tritium.

During 2020, Blink introduced three new products and accessories for our innovative IQ 200 charging station. These products included a pole mounting kit, cable management solution, and the IQ 250-EU European-focused charger. Blink launched a portable emergency EV charger. Further, Blink invested in technology, updating the Blink Network and associated product technology, such as Open ADR 2.0 and local load management. Blink overhauled its website and mobile app with a streamlined, modern, and intuitive design. The Company launched research and development of fast charging stations with battery storage with Chakratec after being awarded the BIRD grant in 2019. The Company undertook continued utilization of the patented inductive/wireless charging bumper and entered into a strategic master development and production agreement with SG Blocks to design and bring to market solar, off-grid, modular EV charging solutions.

Competitive Advantages/Operational Strengths

Long-Term Contracts with Property Owners. We have strategic and often long-term agreements with location exclusivity with Property Partners across numerous transit/destination locations, including airports, car dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condo, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. We have hundreds of Property Partners that include well-recognized companies, large municipalities and local businesses. Representative examples are City of Miami Beach, City of Chula Vista, City of Phoenix, City of Portland, University of San Diego, Ohlone College, ACE Parking, Icon Parking, SP+ Parking, iPark, LAZ Parking, Reef Parking, IKEA, Federal Realty, Equity Residential, Related Group, Johnson & Johnson, Kaiser Permanente, Blessing Healthcare, Sony Pictures Entertainment, Starbucks, JBG Associates, Kroger Company, Fred Meyer Stores, Inc., Fry’s Food & Drug, Inc., Raising Cane’s, McDonald’s, Carl’s Jr., Burger King, and Ralphs Grocery Company. We continue to establish new contracts with Property Partners that previously secured our services independently or had contracts with the EV service providers that we acquired in the past.

Differentiated but Flexible Business Models. We own, operate and supply proprietary electric vehicle (“EV”) charging equipment and networked EV charging services. We believe that our ability to flexibly provide various business models, including a comprehensive turnkey solution, to Property Partners and leverage our technology to meet both Property Partners’ and EV drivers’ needs provides a competitive advantage in addition to more compelling long-term growth opportunities than possible through equipment sales only.

Ownership and Control of EV Charging Stations and Services. We own a large percentage of our stations, which is a significant differentiation between us and some of our primary competitors. This ownership model allows us to control the settings and pricing for our EV charging services, service the equipment as necessary, and have more effective brand management and price uniformity. As to those stations that we do not own, we are using our best efforts to encourage their owners to keep the stations operating and, in some cases, to replace faulty stations with our new charging stations equipment.

Experience with Products and Services of Other EV Charging Service Providers. From our early days and through our acquisitions, we have had the experience of owning and operating EV charging equipment provided by other EV charging service providers, including General Electric, ChargePoint, and SemaConnect. This experience has provided us with the working knowledge of other equipment manufacturers’ benefits and drawbacks and their applicable EV charging networks.

Our Growth Strategy

Our objective is to continue becoming a leading provider of EV charging solutions by deploying mass-scale EV charging infrastructure. By doing so, we aim to enable the accelerated growth of EV adoption and the EV industry. Key elements of our strategy include:

●	Pursue Strategic Opportunities to Expand Blink-Owned Turnkey and Hybrid Model. We have structured our business to identify and pursue opportunities to develop Blink’s owner and operator business model with locations with potential high utilization, where grant monies are available, and where we can realize long-term benefit for the EV charging location and establish long-term recurring revenue relationships.

●	Relentless Focus on Customer Satisfaction. We aim to increase overall customer satisfaction with new and existing Property Partners and EV drivers by upgrading and expanding the EV charging footprint throughout high-demand, high-density geographic areas. Another objective is to improve productivity and utilization of existing EV charging stations and enhance the valuable features of our EV charging station hardware and the Blink Network.

●	Continue to Invest in Technology Innovations. We will continue to enhance the product offerings available in our EV charging hardware, cloud-based software, and networking capability. This includes the design and launch of our next generation of EV charging solutions, including accelerating the charge currents currently available in EV charging hardware and new, robust Blink Network features to distance ourselves from the competition. Our key service solutions allow us to remain technology agnostic so that, if market conditions shift, we have the option to leverage pure-play hardware providers to augment our products.

●	Strengthen and Support our Human Capital. Our experienced employees and management team are our most valuable resources. Attracting, training, and retaining key personnel has been and will remain critical to our success. To achieve our human capital goals, we intend to stay focused on providing our personnel with entrepreneurial opportunities to expand our business within their areas of expertise. We will also continue to provide our personnel with personal and professional growth opportunities, including additional training, performance-based incentives such as opportunities for stock ownership, and other competitive benefits.

●	Expand Sales and Marketing Resources. We intend to invest in sales and marketing infrastructure to capitalize on the growth in the market and expand our go-to-market strategy. Today, we use a direct sales force, as well as resellers, and will continue expanding through the use of independent sales agents, utilities, solar distributors, contractors, automotive manufacturers and dealers.

●	Seek Strategic Acquisition Opportunities. We seek domestic and international acquisition opportunities which will allow us to expeditiously expand our footprint of EV charging station locations, product offerings, and enhance our Blink Network.

●	Leverage Our Early Mover Advantage. We continue to leverage our extensive and defendable first-mover advantage and the digital customer experience we have created for both EV drivers and Property Partners. We believe that tens of thousands of Blink driver registrants appreciate the value of transacting charging sessions on an established, robust network experience. Blink chargers are deployed across the United States, and the tendency, among users, is to stay within one consistent network for expansion on any given property.

●	Appropriately Capitalize Our Business. We continue to pursue new potential capital sources to deliver critical operational objectives and the necessary resources to execute our overall strategy. The EV charging industry as a whole is undercapitalized to deliver the full potential of the expected EV market growth in the near future. We expect to retain our leadership position with new growth capital as required.

Sales

Blink’s in-house field sales force builds and maintains long-term business relationships with our Property Partners for our four business models. Our team identifies locations that will successfully pair with each business model, in particular prioritizing Blink-owned turnkey and hybrid models where there’s an opportunity to create long-term, recurring value and for the Property Partner and Blink, respectively. The sales team develops new near-term and long-term opportunities with potential site hosts through relationship building, lead generation and nurturing, and marketing. The in-house sales team is supplemented with key strategic reseller agreements. These resellers are utilized to sell our EV charging hardware, software services (connectivity to Blink Network), and service plans to strategic site hosts and in specific locations. We also sell residential Level 2 chargers through various internet channels, such as Amazon, Lowes.com, and other online retailers, to further reach the single-family residential charging market in the United States.

Our in-house staff performs marketing. Our marketing team works to promote and sell our services to property owners and managers, parking companies, and EV drivers. We also utilize marketing and communication channels, including press releases, email marketing, website (www.blinkcharging.com), pay-per-click advertising, social media marketing, webinars, sponsorships and partnerships, advertising, and conferences. Our websites’ information is not, and will not be deemed, a part of this Annual Report or incorporated into any other filings we make with the SEC.

During 2020, Blink significantly expanded its sales and business development capabilities, which resulted in an acceleration of unit sales and deployments in the second half of the year. Some highlights from the year include:

●	hiring a new head of sales,
●	establishing three distinct sales regions in the U.S. to better target consumers, and
●	growing the number of salespeople from six to fifteen.

Following this expansion, we won several new prominent customers, including Cushman & Wakefield, Reef Technology, Lehigh Valley Health, St. Luke’s University Health Network, Lion Electric, and several others, that expand Blink’s potential for unit sales and deployments. Commensurate with these new business relationships, we also forged critical strategic relationships with organizations that directly or indirectly influence EV charging purchase decisions. Examples include Sustainable Westchester, in New York, and Clean Cities Organizations in Virginia, Vermont and Ohio.

We continue to invest in improving our company-owned stations’ service and maintenance and those stations with service and maintenance plans and expanding our cloud-based network capabilities. We anticipate continuing to grow our revenues by (i) selling our next generation of EV charging equipment to current as well as to new Property Partners, which includes airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations, and (ii) expanding our sales channels to wholesale distributors, utilities, auto original equipment manufacturers (“OEMs”), solar integrators, and dealers, which will include implementing EV charging station occupancy fees (after charging is completed, fees for remaining connected to the charging station beyond an allotted grace period), and subscription plans for EV drivers on our company-owned public charging locations.

Our Customers and Partners

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. We have hundreds of Property Partners that include well-recognized companies, large municipalities, and local businesses. We engage with all Blink-owned turnkey and hybrid property partners with exclusive long-term contracts for EV charging at their locations further supporting our owner and operator model to generate long-term recurring value and revenue for both the Property Partner and Blink. Representative examples are McDonald’s, Sony Pictures, Caltrans, Porsche Design Tower, City of Azusa, City of Chula Vista, City of Springfield, City of Tucson, Federal Realty, Fred Meyer Stores, Inc., Fry’s Food & Drug, Inc., IKEA, JBG Associates, LLC, Kroger Company and Ralphs Grocery Company. We continue to establish new contracts with Property Partners that previously secured our services independently or had contracts with the EV services providers that we acquired, including ECOtality, the former owner of the Blink-related assets.

Our revenues are primarily derived from fees charged to EV drivers for EV charging in public locations, EV charging hardware sales, government grants, and sales of equipment warranties. EV charging fees to EV drivers are based either on an hourly rate, or by energy dispensed per kilowatt-hour (“kWh”), or by session. They are calculated based on a variety of factors, including associated station costs and local electricity tariffs. EV charging hardware is sold to our Property Partners such as InterEnergy, Green Commuter, IKEA, Nashville Music Center, Wendy’s, and other Property Partners engaged with our host-owned business model. Other income sources from EV charging services are network fees, extended warranty fees, membership fees, and payment processing fees paid by our Property Partners.

We teamed up with Google Maps to make locating EV charging stations more straightforward and more accessible. Google Maps has launched a new capability that brings EV charging stations to its map. As part of this effort, we have worked with the Google Maps team to ensure our charging stations and relevant information about these stations are available to Google Map users on Android, iOS, and desktops globally. This is designed to quickly search for keywords such as “EV charging” or “EV charging stations” to display the nearest supported stations. Additional information such as the business where the station is located, charging speed, and the quantities of ports available is expected to be accessible directly within the map in the future.

Our Competition

The EV charging equipment and service market is highly competitive, and we expect the market to become increasingly competitive as new entrants enter this growing market. Our products and services compete on product performance and features, the total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability, and the installed base’s size. Our existing competition currently includes ChargePoint, which manufactures EV charging equipment and operates the ChargePoint Network, and EVgo, which offers home and public charging with pay-as-you-go and subscription models. Other entrants into the connected EV charging station equipment market, include companies like Volta, Clipper Creek, SemaCharge, and EVConnect. We believe these additional competitors struggle with gaining the necessary network traction but could gain momentum in the future. While Tesla does offer EV charging services, the connector type currently restricts the chargers to Tesla vehicles only. Many other large and small EV charging companies offer non-networked or “basic” chargers that have limited customer leverage but could provide a low-cost solution for basic charger needs in commercial and home locations.

Our competitive advantage includes our exclusive, long-term contracts with our Property Partners and our four flexible business models. We offer both our EV charging station equipment and provide access to an established EV charging network. However, many of our current and expected future competitors have considerably greater financial and other resources and may leverage those resources to compete effectively.

Government Grants

Blink has established a full-time dedicated team to identify and process federal and state funding opportunities for EV charging infrastructure development. Blink is committed to pursuing EV charging development grant opportunities in all 50 states. Sources of funding include funding from the United States Department of Energy, the United States Department of Transportation, the VW mitigation settlement trust fund, and funding initiatives from utility service providers.

Government Regulation and Incentives

State, regional and local regulations for installing EV charging stations vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors, and certifications. Compliance with such regulations may cause installation delays.

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

We intend to continue to vigorously seek additional grants, loans, rebates, subsidies, and incentives as cost-effective means of reducing our capital investment in the promotion, purchase and installation of charging stations where applicable. We expect that these incentives, rebates and tax credits will be critical to our future growth. Additionally, some incentives are currently offered to encourage electric vehicle adoption at the federal, state and local levels. The Federal government provides a personal income tax credit for qualified plug-in electric vehicles, with a minimum credit of $2,500, and a maximum of $7,500, depending on vehicle weight and battery capacity. Such credits begin to phase out when the vehicle manufacturer reaches certain production levels. States such as California, Colorado, Delaware, Louisiana, Massachusetts, New York, and Rhode Island offer various rebates, grants, and tax credits to incentivize EV and EVSE purchases.

CESQG

As a Conditionally Exempt Small Quantity Generator (“CESQG”), we generate a limited quantity of hazardous waste, mostly solvent contaminated wipes transported to local solid waste facilities. Scrapped electronic boards are transported to a local recycler. A CESQG of hazardous waste is defined as a generator that:

●	produces no more than 100 kg (220 lbs.) of hazardous waste per month;
●	produces no more than 1 kg (2.2 lbs.) of acutely hazardous waste per month;
●	does not accumulate more than 1,000 kg (2,204 lbs.) of hazardous waste on-site; and
●	a CESQG has no time limit for accumulation.

The use of our machinery and equipment must comply with the following applicable laws and regulations, including safety and environmental regulations:

●	General Safety for All Employees - Includes health hazard communication, emergency exit plans, electrical safety-related work practices, office safety, and hand-powered tools.
●	Technicians and Engineers - Only authorized persons (technicians and engineers) perform product testing and repair in the facility’s production and engineering areas, including those engineers involved in field service work. Regulations include control of hazardous energy and personal protective equipment.
●	Logisticians - Includes forklift operations performed only by certified shipping/receiving personnel and material handling and storage.

We are in full compliance with the general industry category’s environmental regulations applicable to us as a CESQG.

OSHA

We are subject to the Occupational Safety and Health Act of 1970, as amended (“OSHA”). OSHA establishes specific employer responsibilities, including maintaining a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various recordkeeping, disclosure and procedural requirements. Multiple standards, including standards for notices of hazards, safety in excavation and demolition work and the handling of asbestos, may apply to our operations. We are in full compliance with OSHA regulations.

NEMA

The National Electrical Manufacturers Association (“NEMA”) is the association of electrical equipment and medical imaging manufacturers. NEMA provides a forum for developing technical standards in the industry and users’ best interests, advocating industry policies on legislative and regulatory matters, and collecting, analyzing, and disseminating industry data. All three of our products comply with the NEMA standards that apply to such products.

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

As of December 31, 2020, we had four active patents issued in the United States (in the name of our subsidiary Ecotality, Inc.). These patents relate to various EV charging station designs. We intend to regularly assess opportunities for seeking patent protection for those aspects of our technology, designs and methodologies that we believe provide a meaningful competitive advantage. However, our ability to do so may be limited until we can generate cash flow from operations to continue to invest in our intellectual property. If we cannot do so, our ability to protect our intellectual property or prevent others from infringing our proprietary rights may be impaired.

Corporate Information

We maintain our principal offices at 605 Lincoln Road, 5th Floor, Miami Beach, Florida 33139. Our telephone number is (305) 521-0200. Our website is www.blinkcharging.com. We can be contacted by email at info@BlinkCharging.com. Our website’s information is not, and will not be deemed, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Human Capital Resources

Our experienced employees and management team are some of our most valuable resources, and we are committed to attracting, motivating, and retaining top professionals. As of December 31, 2020, we had 91 employees, including 90 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Our success is directly related to the satisfaction, growth, and development of our employees. We strive to offer a work environment where employee opinions are valued and allow our employees to use and augment their professional skills. To achieve our human capital goals, we intend to remain focused on providing our personnel with entrepreneurial opportunities to expand our business within their areas of expertise and continue to provide our personnel with personal and professional growth. Blink emphasizes several measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation and pay equity.

COVID-19 and Employee Safety and Wellness. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. These measures include allowing most employees to work from home and implementing additional safety measures for employees continuing critical on-site work. We believe in supporting our employees’ health and well-being. Our goal is to help employees make informed decisions about their health by providing the tools and resources necessary to achieve a healthier lifestyle. We offer our employees a wide array of benefits such as life and health (medical, dental, and vision) insurance, paid time off and retirement benefits, as well as emotional well-being services through our health insurance program.

Diversity and Inclusion and Ethical Business Practices. We believe that a company culture focused on diversity and inclusion is a crucial driver of creativity and innovation. We also believe that diverse and inclusive teams make better business decisions, ultimately driving better business outcomes. We are committed to recruiting, retaining, and developing high-performing, innovative and engaged employees with diverse backgrounds and experiences. This commitment includes providing equal access to, and participation in, equal employment opportunities, programs, and services without regard to race, religion, color, national origin, disability, sex, sexual orientation, gender identity, stereotypes, or assumptions based thereon. We welcome and celebrate our teams’ differences, experiences, and beliefs, and we are investing in a more engaged, diverse, and inclusive workforce.

Blink also fosters a strong corporate culture that promotes high standards of ethics and compliance for our business, including policies that set forth principles to guide employee, officer, director, and vendor conduct, such as our Code of Business Conduct and Ethics. We also maintain a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our businesses, employees, officers, directors, or vendors.

ITEM 1A.	RISK FACTORS.

In addition to other information in this Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and stockholders and investors should not use historical trends to anticipate results or trends in future periods.

Relating to Our Business

We have a history of substantial net losses and expect losses to continue in the future; if we do not achieve and sustain profitability, our financial condition could suffer.

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $17.8 million and $9.6 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had net working capital of approximately $19.6 million and an accumulated deficit of approximately $187.4 million. We have not yet achieved profitability.

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

Our growth is highly dependent upon the adoption by consumers of EVs, and we are subject to a risk of any reduced demand for EVs. If the market for EVs does not gain broad market acceptance or develops slower than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, and specifically EVs, include:

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

Our business, the businesses of our customers and the businesses of our charging equipment suppliers could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the pressure of the coronavirus COVID-19. A significant component supplier of our Blink IQ 200 charging station is located in Taiwan and it, in turn, sources assembly parts from China. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our electric vehicle supply equipment and related networked services and likely impact our operating results. Such events could result in the complete or partial closure of our Taiwan supplier’s manufacturing facility, the interruption of our distribution system, temporary or long-term disruption in our supply chains from Asia and other international suppliers, disruptions, or restrictions on our employees to work or travel, delays in the delivery of our charging stations to customers, and potential claims of exposure to diseases through contact with our charging stations. If the impact of an outbreak continues for an extended period, it could materially adversely impact our supply chain, access to capital and the growth of our revenues.

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

We are dependent on the interoperability of our mobile applications with popular mobile operating systems that we do not control, such as Google’s Android and iOS, and any changes in such systems that degrade our products’ functionality or give preferential treatment to competitive products could adversely affect the usage of our applications on mobile devices. Additionally, to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards.

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

We presently depend to a significant extent upon the experience, abilities and continued services of Michael D. Farkas, our Chairman and Chief Executive Officer. Even with a replacement, the loss of Mr. Farkas’ services could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and could have an adverse effect on our business, financial condition and results of operations.

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

We are in a highly competitive EV charging services industry and there can be no assurance that we will be able to compete with many of our competitors which are larger and have greater financial resources.

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

We have experienced significant customer concentration in recent periods, and our revenue levels would likely decline if any significant customer failed to purchase product from us at anticipated levels or auto manufacturers do not extend driver incentive programs.

We are subject to customer concentration risk because of our reliance on a relatively small number of customers for a significant portion of our revenues. The relative magnitude and the mix of revenue from our largest customers have significantly varied quarter to quarter. During the year ended December 31, 2020, sales to a significant customer represented 25% and 34% of total revenue and product sales, respectively; sales to another significant customer represented 11% and 15% of total revenue and product sales, respectively; and sales to another significant customer represented 12% of product sales. These customers are not contractually bound to purchase products from us on a long-term basis. The loss of these customers or their reduction in business would likely cause our revenues to decline.

If a third party asserts that we are infringing upon its intellectual property rights, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.

The EV and EV charging industries are characterized by the existence of many patents, copyrights, trademarks and trade secrets. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, although we have acquired from other companies’ proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Intellectual property infringement claims against us could harm our relationships with our customers, may deter future customers from subscribing to our services or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation involving a customer and third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.

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

There are a number of significant matters under review and discussion with respect to government regulations which may affect business and/or harm our customers, and thereby adversely affect our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting and failure to maintain effective internal controls could cause our stockholders and investors to lose confidence in us and adversely affect the market price of our common stock.

We identified certain material weaknesses in our internal controls related to (i) not maintaining effective controls over the management of logical and administrative access. Specifically, effective controls were not in place to ensure that only authorized individuals with adequate segregation of duties are permitted access to IT systems, resources and facilities or to administer IT applications, and (ii) we were not able to complete the operational effectiveness of some of the controls due to the timing of the remediation actions.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders and investors could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our shares. See Item 9A – Controls and Procedures – Management’s Annual Report on Internal Control over Financial Reporting for further information on material weaknesses.

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

Risks Associated with Our Securities

Our common stock price has fluctuated considerably and has recently reached our highest price levels, which may not be sustained.

The market price of shares of our common stock has fluctuated substantially in recent years and is likely to fluctuate significantly from its current level. During the 52-week period prior to the filing of this Annual Report, for example, the market price of our shares has ranged from a low of $1.25 per share to a recent high of $64.50 per share. Future announcements concerning the introduction of new products, services or technologies or changes in product pricing policies by us or our competitors or changes in earnings estimates by analysts, among other factors, could cause the market price of our common stock to fluctuate substantially. Also, stock markets have experienced extreme price and volume volatility in the last year. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may also cause declines in the market price of our common stock. Investors seeking short-term liquidity should be aware that we cannot assure that the stock price will continue at these or any higher levels.

A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to further price volatility in our common stock.

Investors may purchase shares of our common stock to hedge existing exposure in our common stock or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of our common stock until investors with short exposure are able to purchase additional shares of common stock to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in shares of our common stock that are not directly correlated to the performance or prospects of our company and once investors purchase the shares necessary to cover their short position the price of our common stock may decline. We believe that the recent volatility in our common stock may be due, in part, to short squeezes that may be temporarily increasing the price of our common stock, which could result in a loss of some or all of your investment in our common stock.

We have a significant number of shares of common stock issuable upon exercise or conversion of outstanding warrants, convertible preferred stock and stock options, and the issuance of such shares could have a significant dilutive impact on our stockholders.

As of March 29, 2021, we had outstanding warrants to purchase 3,446,466 shares of common stock, and outstanding stock options to purchase 650,487 shares of common stock. In addition, our Articles of Incorporation permit us to issue up to approximately 500 million additional shares of common stock. Thus, we have the ability to issue a substantial number of additional shares of common stock in the future, which would dilute the percentage ownership held by existing stockholders.

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

As of March 29, 2021, our directors and executive officers collectively beneficially owned approximately 17% of our outstanding shares of common stock, including the beneficial ownership of Michael D. Farkas and his affiliates of approximately 16% of our outstanding shares of common stock.

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

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, stockholders and investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Stockholders and investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our Board and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors the Board deems relevant.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

This information is not required for smaller reporting companies.

ITEM 2.	PROPERTIES.

We maintain our principal offices at 605 Lincoln Road, 5th Floor, Miami Beach, Florida 33139.

On January 22, 2021, we closed on the purchase of approximately 10,000 square feet of office condominium space which is our principal office. This new office space is our corporate headquarters.

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

On March 26, 2020, James Christodoulou, the former President and Chief Operating Officer of the Company, filed a Complaint in the Miami-Dade County Court, State of Florida, James Christodoulou vs. Blink Charging Co. et al. The Complaint asserts claims against the Company, as well as Michael Farkas, Aviv Hillo and Yechiel Baron. Mr. Farkas is Chairman of the Board and Chief Executive Officer. Messrs. Hillo and Baron are the Company’s General Counsel and Assistant General Counsel, respectively. The Complaint asserted claims for breach of contract in connection with Mr. Christodoulou’s termination by the Company in March 2020, as well as claims under Florida state law for alleged retaliatory termination and slander. Among other things, Mr. Christodoulou asserted that the Company terminated his employment without cause and in retaliation for his alleged plan to disclose that Company executives had engaged in alleged “questionable business practices.” As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2020, the litigation between the Company and its former President pending in Miami-Dade County Court, State of Florida, James Christodoulou vs. Blink Charging Co. et al., has been settled for an aggregate sum of $400,000, of which $125,000 related to compensation related matters. As a result, the Company has recorded a loss on settlement of $400,000 within operating expenses on its consolidated statement of operations during the year ended December 31, 2020.

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit and on December 21, 2020 the court appointed Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs. The Co-Lead Plaintiffs filed an Amended Complaint on February 19, 2021. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020. Currently, the deadline for Blink’s motion to dismiss the Amended Complaint is April 20, 2021; the deadline for the Co-Lead Plaintiffs to file an opposition brief in response to the motion to dismiss is June 21, 2021; and the deadline for Blink to file a reply in support of the motion to dismiss is July 21, 2021.

On September 15, 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserts that the Director defendants caused Blink to make the statements that are at issue in the securities class action and, as a result, the Company will incur costs defending against the consolidated Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserts claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he seeks damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. The parties agreed to temporarily stay the Klein Lawsuit until there is a ruling on the yet-to-be-filed motion to dismiss in the consolidated Bush Lawsuit.

On December 22, 2020, JMJ Financial v. Blink Charging Co. was filed in the United States District Court for the Southern District of New York, seeking to pursue claims for alleged breach of contract and conversion (the “JMJ Lawsuit”). The complaint alleges that JMJ Financial purchased warrants to acquire 147,057 shares of Blink common stock on or about April 9, 2018, which permitted a cashless exercise, and that on November 23, 2020, JMJ Financial delivered a notice of warrant exercise to Blink and that the Company failed to deliver the shares. The claim alleges breach of contract and conversion; the plaintiff requests damages of at least $4.2 million, attorneys’ fees, and specific enforcement requiring delivery of the shares. In January 2021, the Company entered into a settlement agreement with JMJ under which the parties exchanged releases and the litigation was discontinued with prejudice. The Company did not make a cash payment in the settlement, but rather delivered 66,000 shares of stock, representing a modification of the initial terms of the warrant grant.

On December 23, 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants sued in the Klein Lawsuit and asserting similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). On February 17, 2021, the parties agreed to consolidate the Klein and Bhatia actions, which the court consolidated under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The parties also agreed to keep in place the temporary stay.

On February 12, 2021, another shareholder derivative lawsuit, captioned Wolery (derivatively on behalf of Blink Charging Co.) v. Buffalino et al., Case No. A-21-829395-C, was filed in the Eighth Judicial District Court in Clark County, Nevada seeking to pursue claims belonging to the Company against Blink’s Board of Directors (the “Wolery Lawsuit”). Blink is named as a nominal defendant. The Wolery complaint alleges that the amount of restricted stock awarded to Blink’s outside directors in December 2020 exceeded the amounts permitted by Blink’s incentive compensation plan. The complaint asks the court to rescind the excess restricted stock awards, as well as other relief. The parties agreed that the defendants could have 60 days to respond to the complaint (i.e., until April 22, 2021).

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock and warrants to purchase common stock commenced trading on the Nasdaq Capital Market on February 14, 2018 under the symbols “BLNK” and “BLNKW,” respectively.

Security Holders

As of March 29, 2021, we had approximately 219 stockholders of record of our common stock and approximately 444 beneficial owners of our common stock.

The closing price of our common stock on March 29, 2021 was $34.95 per share, as reported by the Nasdaq Capital Market.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the period covered by this Annual Report that have not already been reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Issuer Purchases of Equity Securities

We made no share repurchases during the quarter ended December 31, 2020.

Dividend Policy

To date, we have not paid any dividends on our common stock and do not anticipate paying any such dividends in the foreseeable future. The declaration and payment of dividends on the common stock is at the discretion of our Board and will depend on, among other things, our operating results, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors the Board may deem relevant. We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2020 and 2019 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

At Blink Charging, our highest priority remains the safety, health and well-being of our employees, their families and our communities and we remain committed to serving the needs of our customers. The Covid-19 pandemic presents uncertain business challenges and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the Covid-19 pandemic on our business as we learn more and the impact of Covid-19 on our industry becomes clearer.

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

Overview

We are a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services. Blink offers residential and commercial EV charging equipment, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its Blink EV charging network (the “Blink Network”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and other EV-related services. The Blink Network is a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Network provides property owners, managers, parking companies, and state and municipal entities (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Network also provides EV drivers with vital station information, including station location, availability, and any fees (if applicable).

Blink offers Property Partners a range of business models for EV charging equipment and services that generally fall into one of the business models below, differentiated by who bears the costs of installation, equipment, maintenance, and the percentage of revenue shared (as applicable).

●	In our Blink-owned turnkey business model, Blink incurs the costs of the charging equipment and installation. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Network. In this model, Blink incurs most costs associated with the EV charging stations; thus, Blink retains substantially all EV charging revenues after deducting network connectivity and processing fees.

●	In our Blink-owned hybrid business model, Blink incurs the costs of the charging equipment while the Property Partner incurs the costs of installation costs. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Network. In this model, the Property Partner incurs the installation costs associated with the EV station; thus, Blink shares a more generous portion of the EV charging revenues with the Property Partner generated from the EV charging station after deducting network connectivity and processing fee.

●	In our host-owned business model, the Property Partner purchases, owns and operates the Blink EV charging station and incurs the installation costs. Blink works with the Property Partner, providing site recommendations, connectivity to the Blink Network, payment processing, and optional maintenance services. In this model, the Property Partner retains and keeps all the EV charging revenues after deducting network connectivity and processing fees.

●	In our Blink-as-a-service model, Blink owns and operates the EV charging station, while the Property Partner incurs the installation cost. The Property Partner pays to Blink a fixed monthly fee and keeps all the EV charging revenues after deducting network connectivity and processing fees.

We are dedicated to slowing climate change by reducing greenhouse gas emissions caused by transportation. We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal sites, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations.

As of December 31, 2020, we sold or deployed 16,617 charging stations, of which 7,062 were on the Blink Network (4,348 Level 2 publicly accessible commercial charging units, 1,404 Level 2 private commercial charging units, 120 DC Fast Charging EV publicly accessible chargers, 14 DC Fast Charging EV private chargers, and 1,176 residential Level 2 Blink EV charging units), and the remainder were non-networked, on other networks or international sales or deployments (228 Level 2 commercial charging units, 8,773 residential Level 2 Blink EV charging stations, 521 sold internationally and 33 deployed internationally).

As reflected in our consolidated financial statements as of December 31, 2020, we had a cash balance of $22,341,433, working capital of $19,579,775 and an accumulated deficit of $187,351,448. During the years ended December 31, 2020 and 2019, we incurred net losses of $17,846,467 and $9,648,500, respectively. We have not yet achieved profitability.

Recent Developments

January 2021 Underwritten Public Offering

In January 2021, we completed an underwritten registered public offering of 5,660,000 shares of our common stock at a public offering price of $41.00 per share. We received approximately $232.1 million in gross proceeds from the public offering, and approximately $221.5 million in net proceeds after deducting the underwriting discount and offering expenses paid by us. Our Chief Executive Officer and one other officer participated in the offering by selling a total of 550,000 shares of our common stock from the exercise of the underwriter’s option to purchase additional shares. The public offering was made pursuant to our automatic shelf registration statement on Form S-3 filed with the SEC on January 6, 2021 and prospectus supplement dated January 7, 2021. Barclays Capital Inc. served as the lead book-running manager of the offering.

November 2020 U-Go Charging Acquisition and DCFC Portfolio

In November 2020, we acquired the EV charging operator U- Go Stations, Inc. (“U-Go”) and its portfolio of 44 DCFC (direct-current fast charger) charging locations. The purchase also included multiple grants awarded to U-Go for the deployment of up to an additional 45 new charging stations. The charging stations are located primarily at hotels, gas stations and auto dealerships, expanding our DCFC footprint across ten states including Michigan, Pennsylvania, New Jersey and Vermont. The consideration under the terms of the acquisition agreement to U- Go’s stockholders consisted of the issuance of shares of our common stock at closing, a future cash payment based on the fulfillment of pending projects post-closing and the assumption of scheduled liabilities.

September 2020 BlueLA Carsharing Acquisition

In September 2020, in order to expand our market presence in California, we acquired through our wholly-owned subsidiary Blink Mobility, LLC all of the ownership interests of BlueLA Carsharing, LLC (“BlueLA”), the City of Los Angeles’ contractor for its EV carsharing services program, from Blue Systems USA, Inc. Pursuant to the terms of an Ownership Interest Purchase Agreement, we assumed control of BlueLA’s existing infrastructure throughout Los Angeles of EV charging stations, which we have since upgraded to our own IQ 200 charging stations.

2020 At-the-Market Offering Program

In April 2020, we entered into a sales agreement to conduct a $20.0 million “at-the-market” (ATM) equity offering program, pursuant to which we sold shares of our common stock at such times as we determined through transactions on the Nasdaq Capital Market at prevailing market prices. As of December 31, 2020, we sold 3,587,833 shares of common stock under the ATM program for aggregate gross proceeds of approximately $20 million.

Note on Covid-19

The Covid-19 pandemic has impacted global stock markets and economies. We continue to closely monitor the impact the impact of the outbreak of the coronavirus (“Covid-19”). We have taken precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers. We continue to receive orders for our products, although some shipments of equipment have been temporarily delayed. We have experienced what we expect is a temporary reduction in the usage of our charging stations, which has resulted in a decrease in our charging service revenue. As federal, state and local economies begin to reopen and with a vaccine underway we expect demand for charging station usage to return, but we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the Covid-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. We intend to continue to monitor the impact of Covid-19 pandemic on our business closely.

Results of Operations

Year Ended December 31, 2020 Compared Year Ended December 31, 2019

Revenues

Total revenue for the year ended December 31, 2020 was $6,230,231 compared to $2,759,190 for the year ended December 31, 2019, an increase of $3,471,041, or 126%.

Charging service revenue for company-owned and operated charging stations was $772,540 for the year ended December 31, 2020 compared to $1,359,218 for the year ended December 31, 2019, a decrease of $586,678, or 43%. The decrease was primarily attributable to the decrease in usage of charging stations as a result of COVID-19.

Revenue from product sales was $4,432,423 for the year ended December 31, 2020, compared to $856,243 for the year ended December 31, 2019, an increase of $3,576,180, or 418%. This increase was attributable to increased sales of Generation 2 chargers, DC fast chargers and residential chargers when compared to the same period in 2019.

Network fee revenue was $344,819 for the year ended December 31, 2020, compared to $301,627 for the year ended December 31, 2019, an increase of $43,192, or 14%. The increase was attributable to an increase in the billings and invoicing to Property Partners in 2020 compared to 2019.

Warranty revenue was $129,109 for the year ended December 31, 2020, compared to $52,996 for the year ended December 31, 2019, an increase of $76,113, or 144%. The increase was primarily attributable to a increase in warranty contracts sold for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Grant and rebate revenues were $21,558 for the year ended December 31, 2020, compared to $22,396 for the year ended December 31, 2019, a decrease of $838, or 4%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The ability to secure grant revenue is typically unpredictable and, therefore, uncertain. The 2020 revenue was related to the amortization of previous years’ grants.

Other revenue increased by $363,072 to $529,782 for the year ended December 31, 2020, compared to $166,710 for the year ended December 31, 2019. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the year ended December 31, 2020 compared to the year ended December 31, 2019. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon. The value of the credits is subject to market conditions and our current policy is to sell the credits generated during the current year. Furthermore, included in other revenue for the year ended December 31, 2020 was rideshare revenues of $168,824 related to the 2020 acquisition of BlueLA.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold (including commissions), connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations.

Cost of revenues for the year ended December 31, 2020 was $4,713,921, compared to $2,366,779 for the year ended December 31, 2019, an increase of $2,347,142 or 99%. There is a degree of variability in our costs in relation to our revenues from period to period, primarily due to:

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

Cost of charging services for company-owned charging stations (electricity reimbursements) increased by $245,898, or 162%, to $397,377 for the year ended December 31, 2020, compared to $151,479 for the year ended December 31, 2019. The increase in 2020 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees decreased by $154,803, or 37%, to $265,272 during the year ended December 31, 2020, compared to $420,075 for the year ended December 31, 2019. This decrease was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements, as well as a reduction in utilization due to COVID-19.

Cost of product sales increased by $1,898,367, or 198%, to $2,859,559 for the year ended December 31, 2020, compared to $961,192 for the year ended December 31, 2019. The increase was primarily due to the increase in product sales of Generation 2, DC fast chargers and home residential chargers during the year ended December 31, 2020 compared to the same period in 2019. Furthermore, full year 2020 included a reduction in the provision for excess and obsolete inventory of $392,191 relating to the increased sales of residential home charger units. The year ended December 31, 2019 included a provision for excess and obsolete inventory of $437,068 relating to non-Generation 2 inventory that was not being sold/utilized.

Network costs increased by $260,614, or 102%, to $515,953 for the year ended December 31, 2020, compared to $255,339 for the year ended December 31, 2019. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system as compared to the same period in 2019.

Warranty and repairs and maintenance costs decreased by $120,023, or 27%, to $330,742 for the year ended December 31, 2020, compared to $450,765 for the year ended December 31, 2019. The decrease was attributable to significant efforts expended in previous periods to reduce the backlog in warranty cases.

Depreciation and amortization expense increased by $217,089, or 170%, to $345,018 for the year ended December 31, 2020, compared to $127,929 for the year ended December 31, 2019. The increase was a result of increased number of EV charging stations included in property and equipment.

Operating Expenses

Compensation expense increased by $5,967,531, or 88%, from $6,750,753 (consisting of approximately $6.0 million of cash compensation and approximately $0.7 million of non-cash compensation) for the year ended December 31, 2019, to $12,718,284 (consisting of approximately $11.7 million of cash compensation and approximately $1.0 million of non-cash compensation) for the year ended December 31, 2020. The increase in compensation expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated growth of the Company. In addition, compensation expense during full year 2020 compared to full year 2019 increased due to additional personnel in conjunction with the acquisitions of BlueLA and U-Go made during 2020. Also contributing to the increase in compensation expense was $2.3 million related the gross-up cash payment to our non-employee directors pursuant to the 2017 Board Plan as a result of the vesting on November 23, 2020 of the annual award to our non-employee directors granted on December 12, 2019 and March 19, 2020 (see Note 13).

General and administrative expenses increased by $2,130,308, or 111%, from $1,916,817 for the year ended December 31, 2019 to $4,047,125 for the year ended December 31, 2020. The increase was primarily attributable to increases in audit, legal, investor relations, marketing and consulting expenditures of $1,267,791. Also contributing to the increase in general and administrative expenses were expenditures of $379,182 related to the 2020 acquisitions of BlueLA and U-Go.

Other operating expenses increased by $368,741, or 17%, from $2,196,784 for the year ended December 31, 2019 to $2,565,525 for the year ended December 31, 2020. The increase was primarily attributable to increases in insurance, software licensing, rent, and use tax expenditures of $575,567. The increase was partially offset by reductions in travel expenses as a result of COVID-19.

Other Income (Expense)

Other income decreased by $855,286 from $823,443 for the year ended December 31, 2019 to $(31,843) for the year ended December 31, 2020. During the year ended December 31, 2019, we settled accounts payable resulting in a gain of $273,667 and $383,158 of notes payable, inclusive of accrued interest to the former members of 350 Green in exchange for the cancellation of the notes, the return of 8,066 of our common shares and the payment of $73,158, in 2018, to the former members of 350 Green, resulting in a gain of $310,000. Additionally, we realized net investment income from our cash and marketable securities portfolio of $240,000, and an increase in market value of Low Carbon Fuel Standard credits of $21,000.

Net Loss

Our net loss for the year ended December 31, 2020 increased by $8,197,967, or 85%, to $17,846,467 as compared to $9,648,500 for the year ended December 31, 2019. The increase was primarily attributable to an increase in compensation expense and general and administrative expenses.

Total Comprehensive (Loss) Income

Our total comprehensive loss for the year ended December 31, 2020 was $18,029,640 whereas our total comprehensive loss for the year ended December 31, 2019 was $9,465,327.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31,
	2020	2019

Cash	$22,341,433	$4,168,837

Working Capital	$19,579,775	$5,791,444

Notes Payable (Gross)	$870,696	$10,000

During the years ended December 31, 2020 and 2019, we financed our activities from proceeds derived from debt and equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the years ended December 31, 2020 and 2019, we used cash of $18,069,954 and $10,764,813, respectively, in operations. Our cash used for the year ended December 31, 2020 was primarily attributable to our net loss of $17,846,467, reduced by net non-cash expenses in the aggregate amount of $1,589,655, and by $1,813,142 of net cash used in changes in the levels of operating assets and liabilities. Our cash used for the year ended December 31, 2019 was primarily attributable to our net loss of $9,648,500, reduced by net non-cash expenses in the aggregate amount of $1,290,308, and by $2,406,621 of net cash used in changes in the levels of operating assets and liabilities.

During the year ended December 31, 2020, net cash provided by investing activities was $260,240, of which $2,773,816 was provided in connection with the sale of marketable securities and $2,547,220 was used to purchase charging stations and other fixed assets. $1 was used as purchase consideration in connection with the BlueLA acquisition and, in connection with the business combination, the Company acquired $3,379 of cash. Additionally, the Company acquired $30,266 of cash in connection with the U-Go Stations, Inc acquisition. During the year ended December 31, 2019, cash used in investing activities was $552,820, which was used to purchase charging stations and other fixed assets.

During the year ended December 31, 2020, net cash provided by financing activities was $36,058,709, of which $855,666 was attributable to proceeds from our PPP loan, $19,175,546 was attributable to the net proceeds from the sale of common stock under our ATM program and $16,264,687 was attributable to the net proceeds from warrant exercises, partially offset by $72,190 used to pay down our liability in connection with internal use software and $165,000 used to repay notes payable. During the years ended December 31, 2019 cash used in financing activities was $52,379 which was used to pay down our liability in connection with internal use software.

As of December 31, 2020, we had cash, working capital and an accumulated deficit of $22,341,433, $19,579,775 and $187,351,448, respectively. During the year ended December 31, 2020, we had a net loss of $17,846,467.

In January 2021, we completed an underwritten registered public offering of 5,660,000 shares of our common stock at a public offering price of $41.00 per share. We received approximately $232.1 million in gross proceeds from the public offering, and approximately $221.5 million in net proceeds after deducting the underwriting discount and offering expenses paid by us. The public offering was made pursuant to our automatic shelf registration statement on Form S-3 filed with the SEC on January 6, 2021 and prospectus supplement dated January 7, 2021.

We are using the net proceeds from the public offering to supplement our operating cash flows to fund EV charging station deployment and finance the costs of acquiring competitive and complementary businesses, products and technologies as a part of our growth strategy, and for working capital and general corporate purposes.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our operating expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. Historically, we have been able to raise funds to support our business operations, although there can be no assurance that we will be successful in raising significant additional funds in the future. We expect that our cash on hand will fund our operations for at least 12 months after from the issuance date of the financial statements included in this Annual Report.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which it relies are reasonably based upon information available to us at the time that it makes these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, in our financial statements included elsewhere in this annual report.

Revenue Recognition

We recognize revenue primarily from five different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which generally is at the time it ships the product to the customer.
●	Network fees and other – Represents a stand-ready obligation whereby we are obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Other Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed in accordance with a contractual relationship between us and the owner of the station. Other revenues are also comprised of sales related to alternative fuel credits.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant. The fair value amount of the shares expected to ultimately vest is then recognized over the period for which services are required to be provided in exchange for the award, usually the vesting period. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period that the estimates are revised. We account for forfeitures as they occur.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess the recoverability of its long-lived assets by monitoring current selling prices of car charging units in the open market, the adoption rate of various auto manufacturers in the EV market and projected car charging utilization at various public car charging stations throughout its network in determining fair value. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Income Taxes

We account for income taxes pursuant to the asset and liability method of accounting for income taxes pursuant to FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for taxable temporary differences and operating loss carry forwards. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Operating Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The financial statements required by this Item 8 are included in this Annual Report beginning on page F-1. As a smaller reporting company, we are not required to provide supplementary financial information.

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

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Management has identified material weaknesses in the Company’s internal controls over financial reporting. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective.

As of the date of this Report, we continue to work with an outside advisory and consulting firm with expertise in remediating disclosure and internal controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICOFR”). Our internal control system was designed to, in general, provide reasonable assurance to our company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. On September 11, 2020 (“Closing Date”), our wholly owned subsidiary, Blink Mobility, LLC entered into an Ownership Interest Purchase Agreement with Blue Systems USA, Inc. and pursuant thereto acquired all of the ownership interests of BlueLA Carsharing, LLC (“BlueLA”). On November 24, 2020, we acquired EV charging operator U-Go Stations, Inc. (“U-Go”) and its portfolio of 44 DCFC charging locations.

As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired companies’ controls by year-end, management has excluded BlueLA and U-Go from its evaluation of disclosure controls and procedures and control over financial reporting and changes therein from the date of such acquisition through December 31, 2020. These acquired businesses combined constitute approximately 2% of Blink’s consolidated total assets as of December 31, 2020, and approximately 3% of Blink’s consolidated revenues for the year ended December 31, 2020.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. In performing that assessment management considered the substantial improvements implemented in 2020 to the Company’s internal controls referenced above. Management however concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2020 and that material weaknesses in ICFR existed as described below.

Management has identified the following material weaknesses as of December 31, 2020:

●	The Company did not maintain effective controls over the management of logical and administrative access. Specifically, effective controls were not in place to ensure that only authorized individuals with adequate segregation of duties are permitted access to IT systems, resources and facilities or to administer IT applications.

●	Management has identified the significant business and entity level processes based on a scoping and financial risk assessment. For each of these processes, management has prepared detailed process narratives and risk and control matrices with what-could-go-wrong scenarios and identified key controls to mitigate the various risks relating to financial reporting. Further, significant progress has been made in: (a) firming up the design of the processes and underlying controls; (b) putting the designed controls into effect; (c) remediating previously identified control deficiencies; and (d) improving the operational effectiveness of controls throughout the Company. The Company was not able to complete the operational effectiveness of some of the controls due to the timing of the remediation actions taken.

Management expects to establish a formal review and approval mechanism of logical and administrative access; leverage the benefits of more automated controls; streamline the review and approval process; continue training current and new employees on internal controls; and, with the continuing assistance of the Company’s outside experienced and objective advisors, validate the operational effectiveness of these controls.

Management expects to remediate these material weaknesses during 2021.

Changes in Internal Control Over Financial Reporting

During 2020, management implemented improvements to the Company’s internal control system. Among these improvements are:

1.	Continuous Oversight: The Audit Committee of the Board of Directors has been and will continue to provide diligent oversight to executive management regarding the Company’s risk identification and mitigation and continuous improvement to the Company’s control environment. Further, throughout 2020, the Audit Committee scheduled regular status reporting meetings with executive management and the Company’s outside SOX compliance advisors. The Committee plans to continue conducting these meeting throughout 2021.

2.	Keen People Involvement: Executive Management, led by the CEO and the CFO, have communicated a strong “tone at the top” direction to the Company’s secondary and tertiary layers of management and to the rank and file about the need for designing, implementing, and maintaining a robust internal and disclosure control environment.

3.	Internal Control Accountability: Starting in 2020, identified process owners, across the organization have provided sub-certificates to executive management emphasizing that they will individually continue to take responsibility for the internal controls, and they have confirmed their understanding of both the business process narratives and the risk and control matrices with the underlying controls as it relates to their spheres of activity.

4.	Purposeful Leadership: During the first quarter of 2020, the Company hired a CFO who, as the key process owner for internal controls over financial reporting, continues to review and approve journal entries, the periodic interim financial statements and the underlying schedules and disclosures. In addition, the CFO is providing purposeful leadership of the ongoing remediation initiative by coordinating with the external consultants and other process owners and providing regular updates to the Audit Committee. During the fourth quarter of 2020, the Company hired a Director of Accounting, who is assisting the CFO in coordinating the remediation and operational effectiveness testing work.

5.	Agile Processes and Leverage of Technology: The existing business and entity level process documentation and underlying controls will be continuously reviewed and improved upon: (a) to reflect practical business and growth driven changes as they take place; and (b) due to the increasing leverage of NetSuite and interoperability among disparate systems.

6.	Budgeting as an Instrument of Control: The Company, with the help of an external consultant, developed its budget for 2021. The 2021 budget is expected to serve as a strong control for the Company and management to continuously monitor and evaluate actual results vs. budget and to take necessary corrective action in a timely manner.

As a result of these improvements, the following 2019 reported material weaknesses have been remediated and are operating effectively:

●	The Company reported that policies and procedures covering Accounting, IT Security and Human Resources policies needed to be formalized. During 2020, formalized policies in the above areas were drafted, reviewed and approved by management and disseminated to applicable employees.

●	For 2019, the Company reported that controls needed to improve regarding the: (a) review, approval and documentation of material journal entries including those involving estimates and judgments; (b) reconciliation and review of significant accounts including accruals, prepayments, right of use assets and operating liabilities to ensure their completeness, timeliness, and accuracy; and (c) analytical procedures to detect any material misstatements to the financial statements. During 2020, we implemented enhanced internal controls in the above areas and have remediated these 2019 reported deficiencies.

●	In 2019, we reported that Service Organization Control reports provided by Service Providers engaged by the Company needed to be improved. The Company has now completed the review of relevant SOC reports and the User Control Considerations (UCC) for 2020 and considers this deficiency remediated.

Furthermore, the design of internal control procedures of several material weaknesses reported in 2019 have been remediated during 2020 and have begun to operate effectively with or without the help of compensating controls. As a result, management now considers these 2019 material weaknesses to be significant deficiencies. Management has reached the above conclusion on the basis that sufficient remediation has taken place to reduce the likelihood or impact of a potential material error or material misstatement.

The material weaknesses reported in 2019 which were remediated during 2020, along with management’s plan and timetable for completing the remediation, include:

1.	In 2019, management reported that due to limited resources, effective segregation of duties across all business processes had not been achieved. During 2020, management has established adequate segregation of duties across all processes except for accounts payable due to pandemic related challenges, and in the area of sales taxes. Management expects to complete the remediation in accounts payable and taxes in the first half of 2021, as the staff return to in-office status.

2.	In 2019, we reported that, because of absence of formalized review of key controls across several business processes and insufficiently formalized documentation evidencing such review, management’s ability to evaluate the design and monitor the effective operation of these preventative and detective internal controls is limited. During 2020, process owners developed formalize process narratives and accountability for the operation of controls established. There were though, several instances of changes to the revenue and cost of revenue process flows and associated controls which were not reflected on a timely basis to the approved process narratives. During the first half of 2021, management will take the necessary actions to reflect these changes in the documentation.

3.	In 2019, the Company reported that effective controls were not in place for: (a) approving new items being added to the relevant master file/table; and (b) validating changes to the relevant master file/ table at the end of the period. During 2020, the CFO completed the process of reviewing and approving the changes to master files and tables. During the first half of 2021, we expect to complete the testing of operational effectiveness of the enhanced control process and remediate this deficiency.

4.	In 2019, we reported that controls over the identification and review of transactions pertaining to related parties needed to be strengthened. The Company has implemented a well-defined process for reviewing and reporting related party transactions to the Board and obtaining approval from the Board in a timely manner. During the first half of 2021, the Company needs to complete its full remediation of this deficiency by enhancing procedures for assembling and maintaining complete and up-to-date information on all applicable parties.

5.	In 2019, we reported that the Company needed to establish a formal review and approval mechanism in its recently implemented ERP system, leverage the benefits of more automated controls, and streamline the review and approval by using the capabilities with NetSuite. The Company has completed the process for reviewing automated controls in NetSuite and is in the process of instituting review and approval mechanisms. The Company expects to complete this task during the first half of 2021.

Management expects to remediate these significant deficiencies during 2021.

Except as described above, there were no changes in the Company’s internal control over the financial reporting during the fourth quarter of 2020 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name and ages of our directors and executive officers, and their positions with us, as of March 29, 2021:

Name	Age	Positions With Us

Michael D. Farkas	49	Chairman of the Board and Chief Executive Officer
Brendan S. Jones	57	President, Chief Operating Officer and Director
Michael P. Rama	54	Chief Financial Officer
Aviv Hillo	56	General Counsel
Louis R. Buffalino	65	Director
Donald Engel	88	Director
Jack Levine	70	Director
Kenneth R. Marks	75	Director
Ritsaart J.M. van Montfrans	49	Director

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

Brendan S. Jones has served as our Chief Operating Officer since April 20, 2020. On February 25, 2021, Mr. Jones was appointed by the Company’s Board of Directors to President and was elected to become a member of Blink’s Board of Directors. Mr. Jones has more than 25 years of day-to-day operational experience in the electric vehicle (EV) charging, automotive and alternative energy industries and in-depth knowledge in the areas of EV charging sales, technology and infrastructure development. Prior to joining Blink, he served as the Chief Operating Officer of Electrify America, LLC, the United States-based EV subsidiary of Volkswagen Group AG, from September 2016 to March 2020. Mr. Jones was Electrify America’s first employee and is credited with building Electrify America from its original startup concept into one of the largest ultrafast EV charging companies in the world, establishing strategy, design implementation and management teams at Electrify America, negotiating numerous contracts for charging services with leading car makers, retail property owners and EV infrastructure companies, and managing the installation and servicing of thousands of charging stations. Mr. Jones previously served as Vice President - OEM Strategy and Business Development of EVgo, a subsidiary of NRG Energy which operates EV fast charging stations, from March 2014 to September 2016. Prior to these positions, Mr. Jones served in various leadership positions with Nissan North America, Inc., from April 1994 to March 2015. At Nissan, he assumed increasingly senior positions including Director - Electric Vehicle Sales Operations and Infrastructure Development from 2013 to 2015, Director - Chief Marketing Manager EV Model Line from 2011 to 2013, and Senior Manager of the Nissan LEAF Launch Team from 2009 to 2011. Mr. Jones has been a board member of several EV industry groups including the Electric Drive Transportation Association, a trade association that promotes electric drive technologies and infrastructure (2015 and 2016), and the ROEV Association, a collaboration between EV charging network operators and electric vehicle manufacturers to allow drivers to charge at multiple stations using one card (from 2015 to 2017). Mr. Jones received B.A. and M.A. degrees from George Mason University and a professional certificate from Vanderbilt University for completing the accelerated executive leadership development program.

Michael P. Rama has served as our Chief Financial Officer since February 10, 2020. Prior to joining us, Mr. Rama was an independent financial consultant (not associated with Blink) from July 2019 until he joined us on February 10, 2020. Mr. Rama served as the Vice President and Chief Financial Officer of NV5 Global, Inc., a Nasdaq Capital Markets-traded company that provides professional and technical engineering and consulting solutions for public and private sector clients in the infrastructure, energy, construction, real estate and environmental markets, from September 2011 to June 2019. At NV5 Global, Mr. Rama was responsible for all accounting, finance and treasury functions and the company’s SEC reporting. From October 1997 until August 2011, Mr. Rama held various accounting and finance roles with AV Homes, Inc. (formerly known as Avatar Holdings, Inc.), including as principal financial officer, chief accounting officer and controller. Mr. Rama has more than 20 years of experience with SEC compliance, establishment and maintenance of internal controls, and capital markets and acquisition transactions. Mr. Rama earned a Bachelor of Science degree in accounting from the University of Florida and is a Certified Public Accountant.

Aviv Hillo has served as our General Counsel since June 2018. Prior to joining us, Mr. Hillo practiced law in New York and Israel as a partner in the law firm Schechter Hillo, which he founded in October 2004. Mr. Hillo has also been involved in starting and operating new businesses. He served as Chief Executive Officer of K-Lawyers.com, an internet legal platform, from February 2016 to June 2018, co-founder and general counsel of Ariel Photonics Assembly Ltd., a developer of lasers for defense applications, from September 2007 to September 2015, and in-house counsel at LSL Biotechnologies, Inc., a developer of seeds with long shelf-life qualities, from March 1998 to April 2006. Currently, Mr. Hillo serves on the board of Balance Labs, Inc., a consulting firm that provides business development and consulting services to startup development stage businesses, since February 2017. Mr. Hillo received his law degree from Tel Aviv University in Israel and a Master of Laws degree (Cum Laude) from Fordham University in New York, where he specialized in banking, corporate and finance law. Mr. Hillo is a member of the New York State Bar Association, the Israeli Bar Association and certified to practice as in-house counsel in Florida. Mr. Hillo is a veteran of the Israeli Defense Forces where he retired as a ranked Major.

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

Donald Engel has served on our Board of Directors since July 2014 and has been a business development officer of our company since January 2020. Mr. Engel is also a consultant to Palisades Capital Management LLC, which serves as an investment advisor with regard to our marketable securities portfolio. Mr. Engel served as Managing Director and consultant at Drexel Burnham Lambert for 15 years. Mr. Engel managed and developed new business relationships and represented clients such as Warner Communications and KKR & Co., L.P. Mr. Engel also served as a consultant to Bear Stearns and as a Director of such companies as Revlon, Uniroyal Chemical, Levitz, Banner Industries, Savannah Pulp & Paper, and APL Corp. In the last decade, Mr. Engel consulted to Morgan Joseph TriArtisan. Mr. Engel attended the University of Richmond.

Mr. Engel has extensive knowledge of capital markets and fostering new business relationships in particular, making his input invaluable to the Board’s discussions on the company’s capital markets and mergers and acquisitions activities.

Jack Levine joined our Board of Directors in December 2019. He has been the President of Jack Levine, PA, a certified public accounting firm, since 1984. For more than 35 years, he has been advising corporations on financial and accounting matters and serving as an independent director on numerous boards, frequently as head of their audit committees. Mr. Levine is currently a director and chairman of the audit committee of SignPath Pharma, Inc., a development-stage biotechnology company, since 2010.

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

Kenneth R. Marks joined our Board in March 2020. He is currently the President of KRM Energy Advisors LLC, which focuses on providing strategic and financing advice in the clean energy sector. Mr. Marks was previously Managing Director and Head of Power, Utilities and Renewables for the Americas for HSBC from 2011 to 2016 in which he was responsible for leading the bank’s investment banking and commercial banking services for clients in the sector in North and South America, including the provision of strategic advice, financing and other bank products. Prior to HSBC, he worked for Morgan Stanley as an investment banker for 33 years in increasingly senior roles, including as Managing Director in the Global Power and Utility Group. In this role, Mr. Marks provided the full range of Morgan Stanley’s banking products to clients in the sector, including strategic advice, debt and equity financing, and derivatives/hedging. Mr. Marks’ experience at Morgan Stanley also included participation in specialized groups at the investment bank focusing on mergers and acquisitions, financial restructuring, project financing, valuations and corporate finance. Throughout his tenure at Morgan Stanley, Mr. Marks was based in the United States, except for three years when he was based in Hong Kong as Head of M&A and Project Finance for the region.

Mr. Marks is a member of the Board of Directors of the Coalition for Green Capital, a non-profit entity which is a leading advisor on Green Banks and related clean energy finance and deployment entities, and Chairman of its Audit Committee. Mr. Marks received a B.S. degree in electrical engineering from Bucknell University, an M.B.A. in industrial management from the Wharton School of University of Pennsylvania, and a Ph.D. in finance from New York University. For a number of years, Mr. Marks served on the faculty at NYU teaching courses in its M.B.A. program and has published articles in numerous journals including Public Utilities Fortnightly, Energy Biz and Harvard Business Review.

Mr. Marks’ experience in the power, utility and renewable areas and his leadership positions at a leading global investment bank, one of the largest global commercial banks and at a non-profit entity applicable to the sector makes his input invaluable to our Board’s discussions of the EV charging and alternative energy markets. He also brings transactional expertise in mergers and acquisitions and capital markets.

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

Board of Directors

The Board held 17 meetings in 2020 and all of the directors attended at least 75% of the total number of meetings of the Board and committees on which they served. In addition, the Board of Directors took action three times during 2020 by unanimous written consent in lieu of a meeting, as permitted by applicable law. We, and the Board, expect all current directors to attend our annual meetings of stockholders barring unforeseen circumstances or irresolvable conflicts. We do not have a written policy on Board attendance at annual meetings of stockholders; however, we do schedule a Board meeting immediately after the annual meeting for which members attending receive compensation.

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

Our audit committee is currently comprised of Messrs. Levine (Chair), Marks and van Montfrans. Our Board has determined that each of the directors presently serving on the audit committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and Nasdaq. In addition, our Board has determined that Mr. Levine meets the requirements of a financial expert as defined under the applicable rules and regulations of the SEC and who has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Our Board has considered the independence and other characteristics of each member of our audit committee, and our Board believes that each member meets the independence and other requirements of Nasdaq and the SEC. Our audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

During 2020, the audit committee met 19 times.

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

Our compensation committee is currently comprised of Messrs. Marks (Chair), Buffalino and Levine. Our Board has considered the independence and other characteristics of each member of our compensation committee. Our Board believes that each present member of our compensation committee meets the requirements for independence under the current requirements of Nasdaq, is a non-employee director as defined by Rule 16b-3 promulgated under the Exchange Act and is an outside director as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986. Our compensation committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq.

During 2020, the compensation committee met 16 times separately and took action two times by unanimous written consent in lieu of a meeting, as permitted by applicable law.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee was established in December 2013. Our nominating and corporate governance committee is currently comprised of Messrs. Buffalino (Chair) and Levine. Our nominating and corporate governance committee is responsible for the review of corporate governance, identifying, review the composition of and evaluate the performance of the Board; recommend persons for election to the Board and evaluate director compensation; review the composition of committees of the Board and recommend persons to be members of such committees; review and maintain compliance of committee membership with applicable regulatory requirements; and review conflicts of interest of members of the Board and corporate officers. The committee may use outside consultants to assist in identifying candidates and will also consider advice and recommendations from stockholders, management, and others as it deems appropriate. When evaluating director nominees, our directors consider the following factors:

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

During 2020, the nominating and corporate governance committee met three times separately and in conjunction with several meetings of the Board of Directors due to the small size of the Board and the committee’s limited activities.

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

Each of our directors is a member of the National Association of Corporate Directors, an independent nonprofit membership organization of corporate board members that provides governance guidelines to assist directors in discharging their responsibilities and ensuring their commitment to the highest standards of corporate conduct and compliance.

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

Our Board has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our Board determined that Messrs. Buffalino, Levine, Marks and van Montfrans qualify as “independent” directors within the meaning of the Nasdaq rules. As a result, a majority of our directors are independent, as required under applicable Nasdaq rules. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

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

As described above, [four] of our six directors are independent. In addition, all of the directors on each of the audit committee, compensation committee and nominating and corporate governance committee are independent directors and each of these committees is led by a committee chair. The committee chairs set the agendas for their committees and report to the full board on their work. As required by Nasdaq, our independent directors meet in executive session without management present as frequently as they deem appropriate, typically at the time of each regular in-person Board meeting. All our independent directors are highly accomplished and experienced businesspeople in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with Board processes. Our independent directors bring experience, oversight and expertise from outside the company and industry, while our Chairman and Chief Executive Officer brings company-specific experience and expertise.

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

The Board also considers our internal control structure which, among other things, limits the number of persons authorized to execute material agreements, requires approval of our Board for matters outside of the ordinary course and includes our whistleblower policy. This policy establishes procedures for the submission by our employees and consultants, on a confidential and anonymous basis, of complaints and concerns regarding our financial statement disclosures, accounting practices, internal controls or auditing matters, or possible violations of the federal securities laws or the rules or regulations promulgated thereunder. Complaints submitted through this policy are promptly routed to the Chair of our Audit Committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required to by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms received by us, or representations from certain reporting persons that no year-end Forms 5 were required for those persons, we believe that, during the year ended December 31, 2020, all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except for late Form 4 filings by Messrs. Engel, Farkas, Rama and Jones, due to administrative delays.

ITEM 11.	EXECUTIVE COMPENSATION.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our principal executive officer who served as such during all of 2020 (Michael D. Farkas), and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of 2020 (Brendan S. Jones and Michael P. Rama (the “named executive officers”)).

Summary Compensation Table

	Award Compensation
Name and				Stock	Option	All Other
Principal Position	Year	Salary	Bonus	Awards (4)	Awards (4)	Compensation	Total
Michael D. Farkas (1)	2020	$479,999	$120,000	$60,000	$180,000	$103,758	$943,757
Chairman and Chief Executive Officer	2019	$480,102	$-	$-	$-	$68,336	$548,438

Brendan S. Jones (2)	2020	$256,417	$55,000	$72,746	$-	$57,336	$441,499
Chief Operating Officer	2019	$-	$-	$-	$-	$-	$-

Michael P. Rama (3)	2020	$273,144	$100,000	$110,000	$298,911	$22,444	$804,499
Chief Financial Officer	2019	$-	$-	$-	$-	$-	$-

(1)

Michael D. Farkas serves as our Chairman and Chief Executive Officer and was appointed to these positions in January 2015 and October 2018 (and previously from 2010 to July 2015), respectively. Included in All Other Compensation for Mr. Farkas are (i) company-paid health insurance benefits of $23,883 and $23,877 in 2020 and 2019, respectively, (ii) company-paid car lease and insurance expenses of $40,947 and $44,459 in 2020 and 2019, respectively, and (iii) tax gross-up of $38,928 relating to the vesting of stock awards in 2020.

(2)

Mr. Jones has served as our Chief Operating Officer since April 2020. Included in Bonus for Mr. Jones is a cash signing bonus of $55,000 in accordance with the Employment Agreement. Included in All Other Compensation for Mr. Jones is company-paid health insurance benefits of $14,183 in 2020 and reimbursement of relocation expenses pursuant to his contract of $43,153 in 2020.

(3) (4)

Mr. Rama has served as our Chief Financial Officer since February 2020. Included in Bonus for Mr. Rama is a cash signing bonus of $50,000 in accordance with the Employment Agreement. Included in All Other Compensation for Mr. Rama is company-paid health insurance benefits of $22,444 in 2020.

Represents stock and option awards granted in 2020 and 2019 pursuant to our 2018 Plan. The aggregate grant date fair value of such awards was calculated in accordance with FASB ASC Topic 718. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting. The assumptions used in calculating these amounts are discussed in Note 12 of the Notes to Consolidated Financial Statements included in this Annual Report.

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

Pursuant to a December 6, 2017 letter agreement between our company and Mr. Farkas, Mr. Farkas’ monthly salary, as of the closing of our 2018 public offering, is $40,000 of cash compensation. From February 16, 2018 to April 16, 2018, in connection with the closing of our 2018 public offering, we (i) paid $80,000 to Mr. Farkas in repayment of accrued cash compensation for the period from July 2015 to November 2015, (ii) issued to Mr. Farkas 223,456 units of unregistered shares of common stock and warrants (with each unit consisting of one share of common stock and two warrants each to purchase one share of common stock for a total of 223,456 shares and 446,912 warrants) issuable as payment of $712,500 in shares of common stock owed to Mr. Farkas for the period from December 1, 2015 to May 31, 2017 pursuant to the Third Amendment and a Conversion Agreement, dated August 23, 2017, between our company and Mr. Farkas, divided by the public offering price of $4.25 multiplied by 80%, (iii) issued to Mr. Farkas 153,039 units of unregistered shares of common stock and warrants (for a total of 153,039 shares and 306,078 warrants) issuable as payment of (a) $375,000 in shares of common stock owed to Mr. Farkas for accrued commissions on hardware sales and revenue from charging stations for the period from November 2015 to March 2017 pursuant to the Third Amendment divided by the public offering price of $4.25 multiplied by 80%, and (b) $145,334 in shares of common stock owed to Mr. Farkas for accrued commissions on hardware sales and revenue from charging stations for the period from April 2017 to February 13, 2018 pursuant to a verbal agreement between our company and Mr. Farkas, divided by the public offering price of $4.25 multiplied by 80%, and (iv) issued to Mr. Farkas 74,753 shares of common stock issuable as payment of principal and interest of $221,009 owed to BLNK Holdings, LLC, a company controlled by Mr. Farkas, pursuant to the Conversion Agreement, dated August 23, 2017, between our company and BLNK Holdings. In March 2018, Mr. Farkas also received 886,119 shares of common stock issuable pursuant to the December 6, 2017 letter agreement.

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

Brendan S. Jones Employment Agreement. We entered into an Employment Offer Letter, dated as of March 29, 2020, with Brendan S. Jones to become our Chief Operating Officer commencing on April 20, 2020. The Offer Letter extends for a two-year term expiring on April 20, 2022 and is automatically renewable for an additional one-year period unless we provide notice of non-renewal prior to the initial termination date. The Offer Letter provides that Mr. Jones is entitled to receive an annual base salary of $350,000, payable in regular installments in accordance with our general payroll practices. Mr. Jones will be eligible for an annual performance cash bonus of 40% of his base salary based on the satisfaction of certain key performance indicators set with the Board’s Compensation Committee. Mr. Jones also received a cash signing bonus of $55,000 and an equity signing bonus of $70,000 worth of our common stock, which shares will vest on April 20, 2021 (provided he is not terminated for Cause).

If Mr. Jones’s employment is terminated by us other than for Cause (which includes willful material misconduct and willful failure to materially perform his responsibilities to our company), he is entitled to receive severance equal to 12 months of his base salary or such lesser number of months actually worked. If there is a buy-out or a “change of control,” Mr. Jones will be entitled to obtain his base salary for a period of 12 months as a severance payment. Mr. Jones is also entitled to relocation assistance in an amount of up to $35,000, a car allowance of up to $1,000 per month, inclusive of insurance, and other employee benefits in accordance with our policies.

As part of executing the Offer Letter, Mr. Jones entered into our standard Employee Confidentiality and Assignment of Inventions Agreement prohibiting Mr. Jones from disclosure of confidential information regarding our company, restricting Mr. Jones from engaging in any activities competitive with our business and confirming that all intellectual property developed by Mr. Jones relating to our business constitutes our exclusive property.

Michael P. Rama Employment Agreement. In February 2020, we entered into an Employment Offer Letter with Mr. Rama. Pursuant to the Offer Letter, Mr. Rama agreed to devote his full business efforts and time to our company as its Chief Financial Officer. The Offer Letter extends for a term expiring on February 10, 2022 and is automatically renewable for an additional one-year period. The Offer Letter provides that Mr. Rama is entitled to receive an annual base salary of $300,000, payable in regular installments in accordance with our general payroll practices. Mr. Rama will be eligible for an annual performance cash bonus of 25% of his base salary based on the satisfaction of certain key performance indicators set with the Board’s Compensation Committee. Mr. Rama will be entitled to receive equity awards under our 2018 Incentive Compensation Plan with an aggregate annual award value equal to 50% of his base salary in the form of restricted stock and stock options. Mr. Rama also received a $50,000 cash signing bonus.

If Mr. Rama’s employment is terminated by us other than for Cause (which includes willful material misconduct and willful failure to materially perform his responsibilities to us), he is entitled to receive severance equal to up to 12 months of his base salary. If there is a buy-out or a “change of control,” Mr. Rama will also be entitled to obtain his base salary for a period of 12 months as a severance payment. Mr. Rama is entitled to vacation and other employee benefits in accordance with our policies.

As part of executing the Offer Letter, Mr. Rama entered into our standard Employee Confidentiality and Assignment of Inventions Agreement prohibiting Mr. Rama from disclosure of confidential information regarding our Company, restricting Mr. Rama from engaging in any activities competitive with our business and confirming that all intellectual property developed by Mr. Rama relating to our business constitutes our exclusive property.

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

The employment agreement provides for termination by us for cause upon conviction of a felony, misconduct resulting in significant economic or reputational harm to us, any act of fraud or a material breach of his obligations to us. Upon a change of control of our company, Mr. Engel’s employment will terminate and he will be entitled to all unpaid and outstanding salary and expenses due through the termination date. The employment agreement also contains covenants restricting Mr. Engel from engaging in any activities competitive with our business during the term of the employment agreement and two years thereafter and prohibiting him from disclosure of confidential information regarding us at any time.

Aviv Hillo Employment Agreement. In September 2020, we entered into an Employment Offer Letter with Mr. Hillo. Pursuant to the Offer Letter, Mr. Hillo agreed to devote his full business efforts and time to our company as our General Counsel. The Offer Letter extends for a term expiring on June 19, 2022 and is automatically renewable for an additional one-year period. The Offer Letter provides that Mr. Hillo is entitled to receive an annual base salary of $300,000, payable in regular installments in accordance with our general payroll practices. Mr. Hillo will be eligible for an annual performance cash bonus of 25% of his base salary based on the satisfaction of certain key performance indicators set with the Board’s Compensation Committee. Mr. Hillo will be entitled to receive equity awards under our 2018 Incentive Compensation Plan with an aggregate annual award value equal to 50% of his base salary in the form of restricted stock and stock options.

If Mr. Hillo’s employment is terminated by us other than for Cause (which includes willful material misconduct and willful failure to materially perform his responsibilities to us), he is entitled to receive severance equal to up to 12 months of his base salary. If there is a buy-out or a “change of control,” Mr. Hillo will also be entitled to obtain his base salary for a period of 12 months as a severance payment. Mr. Hillo is entitled to vacation and other employee benefits in accordance with our policies.

As part of executing the Offer Letter, Mr. Hillo entered into our standard Employee Confidentiality and Assignment of Inventions Agreement prohibiting him from disclosure of confidential information regarding our company, restricting him from engaging in any activities competitive with our business and confirming that all intellectual property developed by him relating to our business constitutes our exclusive property. Beginning in 2021, as a result of his significant participation in our business activities, we have determined that Mr. Hillo is an executive officer of our company.

Incentive Compensation Plans

As of December 31, 2020, stock options to purchase an aggregate of 572,838 shares of common stock and 1,177,937 restricted shares of our common stock were outstanding and initially issued to employees and consultants under previous incentive compensation plans.

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

The 2018 Plan is administered by the Compensation Committee of the Board, which has discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2018 Plan is 5,000,000, as adjusted. No awards may be issued on or after September 7, 2028. Through December 31, 2020, we have granted an aggregate of 563,538 stock option and restricted stock awards under the 2018 Plan, including the grants described below to our executive officers, directors and consultants.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2020 to the named executive officers.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights vested	Equity Incentive plan awards: Market or payout value of unearned shares, units or other not vested
									(1)
Michael D. Farkas	100	-	-	$9.00	02/10/21	-	$-	-	$-
Michael D. Farkas	100	-	-	$7.50	02/12/21	-	$-	-	$-
Michael D. Farkas	100	-	-	$8.50	02/23/21	-	$-	-	$-
Michael D. Farkas	100	-	-	$16.50	03/29/21	-	$-	-	$-
Michael D. Farkas	100	-	-	$18.50	03/31/21	-	$-	-	$-
Michael D. Farkas	200	-	-	$2.53	12/13/23	-	$-	-	$-
Michael D. Farkas	100	-	-	$2.17	12/13/23	-	$-	-	$-
Michael D. Farkas	100	-	-	$2.50	12/13/23	-	$-	-	$-
Michael D. Farkas	15,000	-	-	$5.25	12/13/23	-	$-	-	$-
Michael D. Farkas	7,000	-	-	$30.00	12/13/23	-	$-	-	$-
Michael D. Farkas	8,240	-	-	$37.50	12/13/23	-	$-	-	$-
Michael D. Farkas	100	-	-	$6.00	12/13/23	-	$-	-	$-
Michael D. Farkas	100	-	-	$3.52	12/13/23	-	$-	-	$-
Michael D. Farkas	100	-	-	$2.63	12/13/23	-	$-	-	$-
Michael D. Farkas	100	-	-	$3.30	04/16/24	-	$-	-	$-
Michael D. Farkas	4,200	-	-	$3.06	05/13/24	-	$-	-	$-
Michael D. Farkas	100	-	-	$2.55	06/06/24	-	$-	-	$-
Michael D. Farkas	100	-	-	$2.99	08/21/24	-	$-	-	$-
Michael D. Farkas	100	-	-	$2.61	10/21/24	-	$-	-	$-
Michael D. Farkas	100	-	-	$2.33	12/17/24	-	$-	-	$-
Michael D. Farkas	100	-	-	$2.51	03/09/25	-	$-	-	$-
Michael D. Farkas	100	-	-	$1.89	04/29/25	-	$-	-	$-
Michael D. Farkas	100	-	-	$2.66	06/17/25	-	$-	-	$-
Michael D. Farkas	100	-	-	$25.59	12/04/25	-	$-	-	$-
Michael D. Farkas	100	-	-	$26.41	12/07/25	-	$-	-	$-
Michael D. Farkas	100	-	-	$31.13	12/11/25	-	$-	-	$-
Michael D. Farkas	-	-	37,543	$2.01	04/20/26	-	$-	-	$-
Michael D. Farkas	-	-	36,916	$2.01	04/20/27	-	$-	-	$-
Michael D. Farkas	-	-	36,372	$2.01	04/20/28	-	$-	-	$-
Brendan S. Jones (2)	-	-	-	$-	-	-	$-	7,839	$335,117
Michael P. Rama	-	-	50,000	$2.20	02/07/26	-	$-	-	$-
Michael P. Rama	-	-	50,000	$2.20	02/07/27	-	$-	-	$-
Michael P. Rama	-	-	50,000	$2.20	02/07/28	-	$-	-	$-
Michael P. Rama (3)	-	-	-	$-	-	-	$-	50,000	$2,137,500

(1)	Calculated by multiplying the number of shares of common stock by $42.75, which is the quoted market price per share of our common stock as of December 31, 2020.
(2)	These shares vest on April 20, 2021, subject to immediate vesting upon an event constituting a change of control of the Company.
(3)	These shares vest in three equal annual increments on February 7, 2021, 2022 and 2023, subject to immediate vesting upon an event constituting a change of control of the Company.

The following table sets forth our securities authorized for issuance under any equity compensation plans approved by our stockholders, as well as any equity compensation plans not approved by our stockholders, as of December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	572,838	$4.39	$3,335,163

Equity compensation plans not approved by security holders	-	$-	$-

Total	572,838	$4.39	3,335,163

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our named executive officers participated in a nonqualified deferred compensation plan in 2020 and 2019.

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

Compensation of Directors

The following table provides information for 2020 regarding all compensation awarded to, earned by or paid to each person who served as a director for some portion or all of 2020:

	Fees Earned or	Stock	Option/Warrants	All Other
Name	Paid in Cash	Awards (1)	Awards	Compensation (2)	Total
Louis R. Buffalino	$86,324	$50,000	$-	$462,410	$598,734

Jack Levine	$127,648	$65,000	$-	$601,139	$793,787

Kenneth R. Marks	$67,505	$50,000	$-	$495,977	$613,482

Ritsaart J.M. van Montfrans	$76,500	$50,000	$-	$771,756	$898,256

Total	$357,977	$215,000	$-	$2,331,282	$2,904,259

(1)	Mr. Levine was awarded 2,312 shares of restricted stock and Messrs. Buffalino, Marks, and van Montfrans were each awarded 1,778 shares of restricted stock. These awards were granted pursuant to the 2017 Board Plan with respect to service as a director during the 2021 fiscal year. The shares vest on the earlier of (a) November 24, 2021 or (b) the date preceding the next annual meeting of the stockholders of the Company.
(2)	Reflects gross-up tax payments related to the vesting of 23,419 (Mr. Buffalino), 30,445 (Mr. Levine), 25,119 (Mr. Marks) and 23,419 (Mr. van Montfrans) shares of restricted stock awarded pursuant to the 2017 Board Plan as a result of the vesting on November 23, 2020 of the annual award to our non-employee directors granted on December 12, 2019 for Messrs. Buffalino, Levine and van Montfrans and on March 19, 2020 for Mr. Marks.

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

Pursuant to the 2017 Board Plan, each non-employee member of the Board receives an annual cash retainer of $60,000. The lead independent director of the Board (currently, Mr. Levine) receives a supplemental annual cash retainer in an amount $30,000. Each non-employee member of the Board that serves in a chairperson role or as a member of a committee receives a supplemental annual cash retainer in an amount equal to the corresponding role: (i) Chair of the audit committee — $15,000; Member of the audit committee — $7,500; (ii) Chair of the compensation committee — $10,000; Member of the compensation committee — $5,000; and (iii) Chair of the nominating and corporate governance committee — $10,000; Member of the nominating and corporate governance committee —$5,000. Each non-employee member of the Board receives $1,500 for each in-person Board meeting and $500 for each telephone Board meeting. The annual and supplemental cash retainers are payable quarterly during the last month of each quarter. We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending Board and company meetings or events.

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

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics in December 2013. Our Code of Business Conduct and Ethics applies to all our employees, officers and directors, including our principal executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is posted on our website at www.blinkcharging.com. We intend to disclose future amendments to certain provisions of our Code of Conduct and Business Ethics, or waivers of these provisions with respect to executive officers on our website or in our public filings with the SEC. There were no waivers of the Code of Business Conduct and Ethics in 2020. A copy of our Code of Business Conduct and Ethics will be provided without charge to any person submitting a written request to the attention of the Chief Executive Officer at our principal executive office.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 29, 2021, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each Named Executive Officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (a) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (b) of which such person has the right to acquire beneficial ownership at any time within 60 days after such date upon the exercise of stock options, warrants or convertible securities. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after March 29, 2021 For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days after March 29, 2021 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner (1)	Number		Percent (2)

Michael D. Farkas	6,718,829	(3)	16.0%

Brendan S. Jones	7,839		*

Michael P. Rama	100,000	(4)	*

Aviv Hillo (4)	33,366	(5)	*

Louis R. Buffalino	25,197		*

Donald Engel (5)	140,100	(6)	*

Jack Levine	103,044		*

Kenneth R. Marks	36,897		*

Ritsaart J.M. van Montfrans	25,197		*

All directors and executive officers as a group (9 persons)	7,190,469	(7)	17.1%

* Less than 1% of the outstanding shares.

(1) Each person maintains a mailing address at c/o Blink Charging Co., 605 Lincoln Road, 5th Floor, Miami Beach, Florida 33139.

(2) Applicable percentage ownership is based on 41,939,156 shares of common stock outstanding as of March 29, 2021.

(3) Represents (i) 1,197,295 shares of common stock owned directly, (ii) 4,197,616 shares of common stock held by Farkas Group Inc., of which Mr. Farkas is the President and has voting and investment power with respect to such shares, (iii) 81,441 shares of common stock held by Balance Group LLC, of which Mr. Farkas is the managing member and has voting and investment power with respect to such shares, (iv) 7,200 shares of common stock held by the Michael D. Farkas Charitable Foundation, of which Mr. Farkas is the trustee and has voting and investment power with respect to such shares, (v) 80 shares of common stock held by Farkas Family Irrevocable Trust, of which Mr. Farkas is the trustee and has voting and investment power with respect to such shares, (vi) 15,000 shares of common stock held by Mr. Farkas’ minor children, (vii) 74,283 shares of common stock issuable upon the exercise of stock options, and (viii) 1,145,914 shares of common stock issuable upon the exercise of warrants. For purposes of voting, on an actual basis, Mr. Farkas owns 19.2% of the outstanding shares.

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

(4) Includes 50,000 shares of common stock issuable upon the exercise of stock options.

(5) Incudes 20,661 shares of common stock issuable upon the exercise of stock options.

(6) Represents shares of common stock issuable upon the exercise of stock options.

(7) Includes currently exercisable stock options and warrants to purchase an aggregate of 1,430,958 shares of common stock.

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

Transactions with BLNK Holdings, LLC

On March 16, 2018, 74,753 shares of common stock were issued as payment of $221,009 in principal and interest owed to BLNK Holdings, pursuant to a Conversion Agreement, dated August 23, 2017, between our company and BLNK Holdings. These shares were subsequently transferred to Mr. Farkas, the principal owner of BLNK Holdings.

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

In February 2018, in connection with the closing of our 2018 public offering, we repaid $688,238 in principal and interest owed to Mr. Farkas pursuant to convertible notes issued to Farkas Group Inc. (“FGI”), a company controlled by Michael D. Farkas, the principal owner of BLNK Holdings.

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

Separately from and unrelated to the JMJ financing, JMJ lent $250,000 to us on January 22, 2018. We agreed with JMJ to issue units of unregistered shares of common stock and warrants as repayment of this $250,000 advance at the closing of our public offering (with each unit consisting of one share of common stock and two warrants each to purchase one share of common stock). On March 16, 2018, we issued 73,529 shares of common stock to JMJ and, on April 9, 2018, we issued 147,058 warrants to JMJ. These warrants were exercised for 66,000 shares in January 2021.

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

We have entered into or intend to enter into separate indemnification agreements with our directors and executive officers, in addition to indemnification provided for in our bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for certain expenses, judgments, fines and settlement amounts, among others, incurred by such person in any action or proceeding arising out of such person’s service as a director or executive officer in any capacity. We believe that these provisions in our bylaws and indemnification agreements are necessary to attract and retain qualified persons as directors and executive officers.

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

Our Board of Directors has determined that Louis R. Buffalino, Jack Levine, Kenneth R. Marks and Ritsaart J.M. van Montfrans are “independent,” as independence is defined in the listing rules for the Nasdaq Stock Market. Accordingly, three of our six directors are independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Marcum LLP served as our independent registered public accountants for the years ended December 31, 2020 and 2019.

Audit Fees

For our fiscal years ended December 31, 2020 and 2019, we were billed approximately $261,034 and $233,257, respectively, for professional services rendered by our independent auditors for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services rendered by our independent auditors for the years ended December 31, 2020 and 2019.

Tax Fees

For our fiscal years ended December 31, 2020 and 2019, there were no fees for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning.

All Other Fees

For our fiscal years ended December 31, 2020 and 2019, we were billed approximately $56,135 and $0, respectively, for professional services rendered by our independent auditors related procedures required pursuant to the Registration Statement on Form S-3 related to the ATM filed with the SEC.

Pre-Approval Policies

Following the election of all three current members to the Board’s audit committee, such newly constituted committee began its activities in December 2019 and has reviewed and approved all services and fees from that date forward. Prior to then and since November 2017, all of the above services and fees were reviewed and approved by the Board’s former audit committee that consisted of Messrs. Robert C. Schweitzer, Donald Engel and Grant E. Fitz. No services were performed before or without approval.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index of this registration statement and below in this Item 15:

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Ownership Interest Purchase Agreement, dated as of September 11, 2020, by and between Blue Systems USA, Inc. and Blink Mobility, LLC.	8-K	2.1	09/17/2020
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.3	Certificate of Designations for Series D Preferred Stock	8-K	3.1	02/21/2018
4.1	Warrant Agency Agreement by and between the Company and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering	8-K	4.1	02/21/2018
4.2	Form of Common Stock Purchase Warrant dated April 9, 2018	8-K	4.1	04/19/2018
4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.3	04/02/2020
10.1*	Executive Employment Agreement by and between the Company and Michael D. Farkas dated October 29, 2010	10-K	10.17	04/16/2013
10.2*	First Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated December 23, 2014	8-K	10.4	12/29/2014
10.3 *	Second Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated July 24, 2015	10-K	10.4	07/29/2016
10.4 *	Third Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated June 15, 2017	S-1/A	10.7	07/06/2017
10.5*	2012 Omnibus Incentive Plan	8-K	10.1	12/06/2012
10.6*	2013 Omnibus Incentive Plan	8-K	10.1	02/21/2013
10.7*	2014 Omnibus Incentive Plan	10-K	10.7	07/29/2016
10.8*	2015 Omnibus Incentive Plan	10-K	10.8	07/29/2016
10.9*	Form of 2015 Omnibus Incentive Plan Stock Option Award Agreement	10-K	10.9	07/29/2016
10.10	Patent License Agreement, dated March 29, 2012, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas	10-K	10.21	04/16/2013
10.11	Patent License Agreement, dated March 11, 2016, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas	10-Q	10.3	08/04/2016
10.12	Revenue Sharing Agreement, dated April 3, 2013, by and among Car Charging Group, Inc., EV Pass Holdings, LLC, and Synapse Sustainability Trust, Inc.	8-K	10.2	04/26/2013
10.13	Office Lease Agreement, dated April 20, 2018, between Euro American Group, Inc. and Car Charging Inc.	8-K	10.1	05/15/2018
10.14*	2018 Incentive Compensation Plan	Proxy	-	08/14/2018
10.15	Intentionally omitted

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.16	Intentionally omitted
10.17*	Employment Agreement, dated January 9, 2020, between Blink Charging Co. and Donald Engel	8-K	10.1	01/10/2020
10.18*	Employment Offer Letter, dated February 7, 2020, between Blink Charging Co. and Michael P. Rama	8-K	10.1	02/11/2020
10.19	Sales Agreement, dated April 17, 2020, between Blink Charging Co. and Roth Capital Partners, LLC	8-K	10.1	04/17/2020
10.20*	Employment Offer Letter, dated as of March 29, 2020, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	04/20/2020
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Marcum LLP				X
31.1	Rule 13a-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer				X
32.2**	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

*	Indicates a management contract or compensatory plan or arrangement.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK CHARGING CO.

Date: March 31, 2021	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2021	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	Chairman of the Board of Directors and Chief Executive Officer	March 31, 2021
Michael D. Farkas	(Principal Executive Officer)

/s/ Michael P. Rama	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021
Michael P. Rama

/s/ Brendan S. Jones	President, Chief Operating Officer and Director	March 31, 2021
Brendan S. Jones

/s/ Louis R. Buffalino	Director	March 31, 2021
Louis R. Buffalino

/s/ Donald Engel	Director	March 31, 2021
Donald Engel

/s/ Jack Levine	Director	March 31, 2021
Jack Levine

/s/ Kenneth R.Marks	Director	March 31, 2021
Kenneth R. Marks

/s/ Ritsaart J.M. van Montfrans	Director	March 31, 2021
Ritsaart J.M. van Montfrans

BLINK CHARGING CO. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blink Charging Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blink Charging Co., and Subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2014

New York, NY

March 31, 2021

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2020	2019
Assets

Current Assets:
Cash	$22,341,433	$4,168,837
Marketable securities	-	2,956,989
Accounts receivable and other receivables, net	347,967	206,770
Inventory, net	1,816,135	2,157,295
Prepaid expenses and other current assets	1,219,488	671,033

Total Current Assets	25,725,023	10,160,924
Restricted cash	76,399	-
Property and equipment, net	5,636,063	1,347,309
Operating lease right-of-use asset	615,825	258,102
Intangible assets, net	46,035	107,415
Goodwill	1,500,573	-
Other assets	387,617	73,743

Total Assets	$33,987,535	$11,947,493

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$3,358,852	$2,372,212
Accrued expenses	1,085,028	897,548
Accrued issuable equity	184,234	257,686
Current portion of notes payable	574,161	10,000
Current portion of operating lease liabilities	403,915	190,823
Other current liabilities	59,572	73,598
Current portion of deferred revenue	479,486	567,613

Total Current Liabilities	6,145,248	4,369,480
Operating lease liabilities, non-current portion	285,501	84,838
Other liabilities	90,000	58,164
Notes payable - non-current portion	296,535	-
Deferred revenue, non-current portion	6,654	565

Total Liabilities	6,823,938	4,513,047

Series B Convertible Preferred Stock, 10,000 shares designated, 0 issued and outstanding as of December 31, 2020 and 2019, respectively	-	-

Commitments and contingencies (Note 17)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 0 shares issued and outstanding as of December 31, 2020 and 2019	-	-
Series C Convertible Preferred Stock, 250,000 shares designated, 0 issued and outstanding as of December 31, 2020 and 2019	-	-
Series D Convertible Preferred Stock, 13,000 shares designated, 0 and 5,125 shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	5
Common stock, $0.001 par value,500,000,000 shares authorized, 35,951,097 and 26,322,583 shares issued and outstanding as of December 31, 2020 and 2019, respectively	35,951	26,323
Additional paid-in capital	214,479,094	176,729,926
Accumulated other comprehensive income	-	183,173
Accumulated deficit	(187,351,448)	(169,504,981)

Total Stockholders’ Equity	27,163,597	7,434,446

Total Liabilities and Stockholders’ Equity	$33,987,535	$11,947,493

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statements of Operations

	For The Years Ended
	December 31,
	2020	2019

Revenues:
Charging service revenue - company-owned charging stations	$772,540	$1,359,218
Product sales	4,432,423	856,243
Network fees	344,819	301,627
Warranty	129,109	52,996
Grant and rebate	21,558	22,396
Other	529,782	166,710

Total Revenues	6,230,231	2,759,190

Cost of Revenues:
Cost of charging services - company-owned charging stations	397,377	151,479
Host provider fees	265,272	420,075
Cost of product sales	2,859,559	961,192
Network costs	515,953	255,339
Warranty and repairs and maintenance	330,742	450,765
Depreciation and amortization	345,018	127,929

Total Cost of Revenues	4,713,921	2,366,779

Gross Profit	1,516,310	392,411

Operating Expenses:
Compensation	12,718,284	6,750,753
General and administrative expenses	4,047,125	1,916,817
Other operating expenses	2,565,525	2,196,784

Total Operating Expenses	19,330,934	10,864,354

Loss From Operations	(17,814,624)	(10,471,943)

Other Income (Expense):
Interest income, net	16,442	73,158
Loss on settlement of debt	-	310,000
Gain on settlement of accounts payable, net	22,266	273,667
Change in fair value of derivative and other accrued liabilities	(173,132)	(65,104)
Other income	102,581	231,722

Total Other Income	(31,843)	823,443

Net Loss	$(17,846,467)	$(9,648,500)

Net Loss Per Share:
Basic	$(0.59)	$(0.37)
Diluted	$(0.59)	$(0.37)

Weighted Average Number of Common Shares Outstanding:

Basic	30,045,095	26,237,486
Diluted	30,045,095	26,237,486

The accompanying notes are an integral part of these consolidated financial statements.

F-4

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	For the Years Ended
	December 31,
	2020	2019

Net Loss	$(17,846,467)	$(9,648,500)
Other Comprehensive Income:
Reclassification adjustments of gain on sale of marketable securities included in net loss	(183,173)	-
Change in fair value of marketable securities	-	183,173
Total Comprehensive Loss	$(18,029,640)	$(9,465,327)

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2020

	Convertible Preferred Stock				Additional	Accumulated Other		Total
	Series D		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2020	5,125	$5	26,322,583	$26,323	$176,729,926	$183,173	$(169,504,981)	$7,434,446

Stock-based compensation	-	-	130,722	131	882,738	-	-	882,868

Common stock issued in public offering [1]	-	-	3,597,833	3,598	19,171,948	-	-	19,175,546

Common stock issued upon conversion of Series D convertible preferred stock	(5,125)	(5)	1,642,628	1,643	(1,638)	-	-	-

Common stock issued upon exercise of warrants	-	-	3,827,181	3,827	16,260,860	-	-	16,264,687

Common stock issued in satisfaction of accrued issuable equity	-	-	102,402	102	200,817	-	-	200,920

Common stock issued as consideration for acquisition	-	-	66,454	66	1,218,700	-	-	1,218,766

Options issued in satisfaction of accrued issuable equity	-	-	-	-	16,004	-	-	16,004

Common stock issued upon cashless warrant exercise	-	-	253,038	253	(253)	-	-	-

Common stock issued upon cashless option exercise	-	-	8,256	8	(8)	-	-	-

Other comprehensive income	-	-	-	-	-	(183,173)	-	(183,173)

Net loss	-	-	-	-	-	-	(17,846,467)	(17,846,467)

Balance - December 31, 2020	-	$-	35,951,097	$35,951	$214,479,094	$-	$(187,351,448)	$27,163,597

[1] Includes gross proceeds of $19,999,984, less issuance costs of $819,438.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2019

	Convertible Preferred Stock				Additional	Accumulated Other		Total
	Series D		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2019	5,141	$5	26,118,075	$26,118	$175,924,587	$-	$(159,856,481)	$16,094,229
								-
Stock-based compensation	-	-	71,724	72	424,341	-	-	424,413
								-
Restricted stock issued in satisfaction of accrued issuable equity	-	-	135,722	136	380,995	-	-	381,131
								-
Common stock issued upon conversion of Series D convertible preferred stock	(16)	-	5,128	5	(5)	-	-	-

Return and retirement of common stock	-	-	(8,066)	(8)	8	-	-	-

Other comprehensive income	-	-	-	-	-	183,173	-	183,173

Net loss	-	-	-	-	-	-	(9,648,500)	(9,648,500)

Balance - December 31, 2019	5,125	$5	26,322,583	$26,323	$176,729,926	$183,173	$(169,504,981)	$7,434,446

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For The Years Ended
	December 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(17,846,467)	$(9,648,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	679,911	417,061
Change in fair value of derivative and other accrued liabilities	(173,132)	(65,104)
Dividend and interest income	-	104,848
Provision for bad debt	270,365	102,940
Gain on settlement of debt	-	(310,000)
Provision for slow moving and obsolete inventory	(392,191)	437,068
Gain on settlement of accounts payable, net	(22,266)	(273,667)
Loss on disposal of fixed assets	278,698	65,488
Loss on impairment of intangible assets	-	83,135
Non-cash compensation:
Common stock	233,382	547,782
Options	714,888	180,757
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(335,964)	(141,541)
Inventory	(1,246,837)	(2,022,653)
Prepaid expenses and other current assets	(580,803)	168,487
Other assets	(225,995)	(2,545)
Accounts payable and accrued expenses	842,552	(470,354)
Lease liabilities	(184,057)	(135,267)
Deferred revenue	(82,038)	197,252

Total Adjustments	(223,487)	(1,116,313)

Net Cash Used in Operating Activities	(18,069,954)	(10,764,813)

Cash Flows From Investing Activities:
Purchase consideration for BlueLA Carsharing, LLC acquisition	(1)	-
Cash acquired in the purchase of BlueLA Carsharing, LLC	3,379	-
Cash acquired in the purchase of U-Go Stations, Inc.	30,266	-
Proceeds from sale of marketable securities	2,773,816	-
Purchases of property and equipment	(2,547,220)	(552,820)

Net Cash Provided By (Used In) Investing Activities	260,240	(552,820)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	19,175,546	-
Payment of financing liability in connection with internal use software	(72,190)	(52,379)
Proceeds from exercise of warrants	16,264,687	-
Proceeds from issuance of notes payable	855,666	-
Repayment of notes payable	(165,000)	-

Net Cash Provided By (Used in) Financing Activities	36,058,709	(52,379)

Net Increase (Decrease) In Cash	18,248,995	(11,370,012)

Cash and Restricted Cash - Beginning of Year	4,168,837	15,538,849

Cash and Restricted Cash - End of Year	$22,417,832	$4,168,837

Cash and restricted cash consisted of the following:
Cash	$22,341,433	$4,168,837
Restricted cash	76,399	-
	$22,417,832	$4,168,837

[1] Includes gross proceeds of $19,999,984, less issuance costs of $824,438 deducted directly from the offering proceeds.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows — Continued

	For The Years Ended
	December 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest expense	$-	$-

Non-cash investing and financing activities:
Reduction of additional paid-in capital for public offering issuance costs that were previously paid	$(39,167)	$-
Common stock issued upon conversion of Series D convertible preferred stock	$5	$5
Common stock issued in satisfaction of accrued issuable equity	$200,920	$381,131
Options issued in satisfaction of accrued issuable equity	$16,004	$-
Net assets (excluding cash) acquired in the acquisition of BlueLA Carsharing, LLC	$84,482	$-
Right of use assets obtained in exchange for lease liabilities	$597,812	$-
Accrued interest converted to notes payable	$5,030	$-
Common stock issued as purchase consideration for the acquisition of U-Go Stations,Inc.	$1,218,766	$-
Net assets (excluding cash) acquired in the acquisition of U-Go Stations, Inc.	$1,215,767	$-
Return and retirement of common stock	$-	$(8)
Transfer of inventory to property and equipment	$(1,980,188)	$(663,624)
Change in fair value of marketable securities	$-	$183,173

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND RISKS AND UNCERTAINTIES

Organization and Operations

Blink Charging Co., through its wholly-owned subsidiaries (collectively, the “Company” or “Blink”), is a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services. Blink offers residential and commercial EV charging equipment, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its Blink EV charging network (the “Blink Network”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and other EV-related services. The Blink Network provides property owners, managers, parking companies, and state and municipal entities (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Network also provides EV drivers with vital station information, including station location, availability, and any fees (if applicable).

Risks and Uncertainties

The Covid-19 pandemic has impacted global stock markets and economies. The Company continues to closely monitor the impact the impact of the outbreak of the coronavirus (“Covid-19”). The Company has taken precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to its customers. The Company continue to receive orders for our products, although some shipments of equipment have been temporarily delayed. The Company has experienced what it expects is a temporary reduction in the usage of our charging stations, which has resulted in a decrease in charging service revenue. As federal, state and local economies begin to reopen and with a vaccine underway the Company expects demand for charging station usage to return, but the Company is unable to predict the ultimate impact that it may have on the business, future results of operations, financial position, or cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Blink Charging Co. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the year ended December 31, 2020 include the results of operations of BlueLA Carsharing LLC and U-Go Stations Inc as of their respective dates of acquisition.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

USE OF ESTIMATES

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, stock-based compensation, accounts receivable reserves, warranty reserves, accrued property taxes, inventory valuations, goodwill, the valuation allowance related to the Company’s deferred tax assets, the carrying amount of intangible assets, right of use assets and related leases payable estimates of future EV sales and the effects thereon, derivative liabilities and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

LIQUIDITY

As of December 31, 2020, the Company had cash and working capital of $22,341,433 and $19,579,775, respectively. During the year ended December 31, 2020 and 2019, the Company incurred a net loss of $17,846,467 and $9,648,500, respectively. During the year ended December 31, 2020, the Company used cash in operating activities of $18,069,954.

Since April 17, 2020 and through December 31, 2020, the Company has sold 3,597,833 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of approximately $20.0 million. See Note 13 – Stockholders’ Equity.

The Company expects that its cash on hand will fund its operations for a least 12 months after the issuance date of these financial statements.

In January 2021, the Company completed an underwritten registered public offering of 5,660,000 shares of our common stock at a public offering price of $41.00 per share. The Company received approximately $232.1 million in gross proceeds from the public offering, and approximately $221.5 million in net proceeds after deducting the underwriting discount and offering expenses paid by the Company. Our Chief Executive Officer and one other officer participated in the offering by selling a total of 550,000 shares of our common stock from the exercise of the underwriter’s option to purchase additional shares. The public offering was made pursuant to our automatic shelf registration statement on Form S-3 filed with the SEC on January 6, 2021 and prospectus supplement dated January 7, 2021.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

INVESTMENTS

Available-for-sale debt securities are recorded at fair value with the net unrealized gains and losses (that are deemed to be temporary) reported as a component of other comprehensive income loss. Realized gains and losses and charges for other-than-temporary impairments are included in determining net income, with related purchase costs based on the first-in, first-out method. The Company evaluates its available-for-sale-investments for possible other-than-temporary impairments by reviewing factors such as the extent to which, and length of time, an investment’s fair value has been below the Company’s cost basis, the issuer’s financial condition, and the Company’s ability and intent to hold the investment for sufficient time for its market value to recover. For impairments that are other-than-temporary, an impairment loss is recognized in earnings equal to the difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value of the investment then becomes the new amortized cost basis of the investment and it is not adjusted for subsequent recoveries in fair value. During the year ended December 31, 2020 the remaining marketable securities were redeemed.

The following summarizes our investments as of December 31, 2019:

December 31,
2019
Short-term investments:
Available- for-sale investments	$2,956,989

The following is a summary of the unrealized gains, and fair value by investment type as of December 31, 2019:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income	$2,773,816	$183,173	$-	$2,956,989

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their contractual amounts, less an estimate for uncollectible amounts. As of December 31, 2020 and 2019, there was an allowance for uncollectible amounts of $356,292 and $71,935, respectively. Management estimates the allowance for uncollectible accounts based on existing economic conditions, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INVENTORY

Inventory is comprised of electric charging stations and related parts, which are available for sale or for warranty requirements. Inventory is stated at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of sales and inventory that is installed on the premises of participating owner/operator properties, where the Company retains ownership, is transferred to property and equipment at the carrying value of the inventory. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. Based on the aforementioned periodic reviews, the Company recorded an inventory reserve for slow-moving or excess inventory of $217,000 and $892,000 as of December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, the Company’s inventory was comprised solely of finished goods that are available for sale.

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

EV charging stations represents the cost, net of accumulated depreciation, of charging devices that have been installed on the premises of participating owner/operator properties or are earmarked to be installed. The Company had no EV charging stations that were not placed in service as of December 31, 2020 and 2019.

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

GOODWILL

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

Goodwill is reviewed for impairment at least annually, and when triggering events occur. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company would not need to perform the impairment test for the reporting unit. If the Company cannot support such a conclusion or does not elect to perform the qualitative assessment, then the Company will compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, no impairment charge is recognized. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value. A significant amount of judgment is required in performing goodwill impairment tests including estimating the fair value of a reporting unit and the implied fair value of goodwill. Management compared the fair value of the reporting unit, the design segment which holds the goodwill, with its carrying value. Based on management’s evaluation, there were no impairments to goodwill as of December 31, 2020.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The Company recognizes revenue primarily from five different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Other Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed in accordance with a contractual relationship between the Company and the owner of the station. Other revenues are also comprised of sales related to alternative fuel credits.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION - CONTINUED

The following table summarizes our revenue recognized under ASC 606 in our consolidated statements of operations:

	For The Years Ended
	December 31,
	2020	2019

Revenues - Recognized at a Point in Time
Charging service revenue - company-owned charging stations	$772,540	$1,359,218
Product sales	4,432,423	856,243
Other	529,782	166,710
Total Revenues - Recognized at a Point in Time	5,734,745	2,382,171

Revenues - Recognized Over a Period of Time:
Network and other fees	473,928	354,623
Total Revenues - Recognized Over a Period of Time	473,928	354,623

Total Revenue Under ASC 606	$6,208,673	$2,736,794

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

As of December 31, 2020, the Company had $431,218 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the consolidated balance sheets as of December 31, 2020. The Company expects to satisfy $424,564 of its remaining performance obligations for network fees, warranty revenue, and product sales and recognize the revenue within the next twelve months.

During the year ended December 31, 2020, the Company recognized $466,388 of revenues related to network fees and warranty contracts, which was included in deferred revenues as of December 31, 2019. During the year ended December 31, 2019, the Company recognized $190,860 of revenues related to network fees and warranty contracts, which was included in deferred revenues as of December 31, 2018.

During the years ended December 31, 2020 and 2019, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants, rebates and alternative fuel credits, which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the years ended December 31, 2020 and 2019, the Company recorded $21,558 and $22,396, respectively, related to grant and rebate revenue. At December 31, 2020 and 2019, there was $70,356 and $83,670, respectively, of deferred grant and rebate revenue to be amortized. During the years ended December 31, 2020 and 2019, the Company recognized $225,372 and $123,446, respectively, of revenue related to alternative fuel credits, which is included within other revenue on the consolidated statement of operations.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

CONCENTRATIONS

As of December 31, 2019, accounts receivable from a significant customer were approximately 10% of total accounts receivable. During the year ended December 31, 2020, sales to a significant customer represented 25% and 34% of total revenue and product sales, respectively. During the year ended December 31, 2020, sales to another significant customer represented 11% and 15% of total revenue and product sales, respectively. During the year ended December 31, 2020, sales to another significant customer represented 12% of product sales.

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. As of December 31, 2020 and 2019, the Company maintained a full valuation allowance against its deferred tax assets, since it is more likely than not that the future tax benefit on such temporary differences will not be realized.

The Company recognizes the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement by examining taxing authorities. The Company has open tax years going back to 2014 (or the tax year ended December 31, 2011 if the Company were to utilize its NOLs) which will be subject to audit by federal and state authorities upon filing. The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s consolidated statements of operations. As of December 31, 2020 and 2019 the Company had no liability for unrecognized tax benefits. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Accordingly, the CARES Act is effective beginning in the quarter ended March 31, 2020. The Company does not currently believe that such provisions will have a material impact on the Company’s consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2020	2019
Convertible preferred stock	-	1,642,628
Warrants	3,897,461	6,840,049
Options	572,838	265,550
Total potentially dilutive shares	4,470,299	8,748,227

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements and related disclosures.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

In January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform — Scope,” which clarified the scope of ASC 848 relating to contract modifications. The Company is evaluating the impacts of this guidance and has not determined whether LIBOR transition and this guidance will have material effects on the Company’s business operations and consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

3. BUSINESS COMBINATION

BLUELA CARSHARING, LLC ACQUISITION

On September 11, 2020 (“Closing Date”), the Company’s wholly-owned subsidiary, Blink Mobility, LLC (the “Purchaser”), entered into an Ownership Interest Purchase Agreement (the “Agreement”) with Blue Systems USA, Inc. (the “Seller”), and pursuant thereto acquired from the Seller all of the ownership interests of BlueLA Carsharing, LLC (“BlueLA”).

The consideration by the Purchaser for the acquisition of BlueLA included: (a) a cash payment of $1.00, which was paid to the Seller at closing, and (b) in the event BlueLA timely amends its carsharing services agreement with the City of Los Angeles, California, a cash payment to the Seller of $1,000,000, payable within three business days after such amendment (“Contingent Consideration”). The amendment to the carsharing services agreement with the City of Los Angeles must be obtained by BlueLA no later than December 31, 2020, subject to an extension to March 31, 2021 if a representative of the City of Los Angeles indicates to the Purchaser by the December 31, 2020 deadline its approval of the modifications to the carsharing services agreement, as more particularly outlined in the Agreement. As of December 31, 2020, the Company did not receive an amendment nor indication to amend the carsharing service agreement thus the Company is not obligated to the Contingent Consideration.

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

Pursuant to the Agreement, the Seller and BlueLA entered into a Transition Service Agreement pursuant to which the Seller and its affiliate, Bluecarsharing, S.A.S., agreed to provide certain transition and support services to BlueLA and the Purchaser following the closing and until December 31, 2020. The Seller also guaranteed the payment of up to $175,000 in parking fees payable by BlueLA to the City of Los Angeles, and BlueLA agreed to pay the Seller for any as-yet uncollected grants and rebates that BlueLA is entitled to obtain under its carsharing services agreement with the City of Los Angeles. In addition, the Seller agreed that, until September 10, 2023, the Seller will not and will cause its subsidiaries or affiliates not to directly or indirectly, (i) own, operate, acquire, or establish a business, or in any other manner engage alone or with others in carsharing and/or electric vehicle charging operation, or activity in the State of California (whether as an operator, manager, employee, officer, director, consultant, advisor, representative or otherwise) excluding any de minimis ownership interest in any business); or (ii) intentionally induce or attempt to induce any customer, supplier or other business relation of BlueLA to cease or refrain from working with BlueLA, or in any way adversely interfere with the relationship between any such customer, supplier or other business relation and BlueLA. The Company had acquired BlueLA in order to expand its presence in the State of California.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

3. BUSINESS COMBINATION – CONTINUED

BLUELA CARSHARING, LLC ACQUISITION - CONTINUED

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

At the date of acquisition, the preliminary purchase consideration consisted of cash, assumed liabilities and Contingent Consideration. The preliminary purchase price allocation is expected to be completed within 12 months after the acquisition date. The Contingent Consideration of $1,000,000 is non-interest bearing and was recorded at its estimated fair value of $245,000 based on a probability-weighted valuation technique used to determine the fair value of the Contingent Consideration on the acquisition date. See Note 8 – Fair Value Measurement for assumptions utilized in the estimate of fair value of the Contingent Consideration. During the fourth quarter of 2020, the Company had recorded a measurement period adjustment in order reduce the Contingent Consideration to $0 as of December 31, 2020 with a corresponding decrease to goodwill. The aggregate preliminary purchase price was allocated to the assets acquired and liabilities assumed as follows:

Purchase price allocation

Purchase Consideration:
Cash	$1
Assumed liabilities	87,860

Total Purchase Consideration	$87,861

Less:
Right of use assets	597,812
Debt-free net working capital deficit	(286,324)
Non-current portion of lease liabilities	(370,698)

Fair Value of Identified Net Liabilities	(59,210)

Remaining Unidentified Goodwill Value	$147,071

The components of debt free net working capital deficit are as follows:

Current assets:
Cash	$3,379
Accounts receivable	72,599
Prepaid expenses and other current assets	88,212

Total current assets	$164,190

Less current liabilities:
Accounts payable	162,640
Current portion of lease liabilities	227,114
Accrued expenses and other current liabilities	60,759

Total current liabilities	$450,513

Debt free net working capital deficit	$(286,323)

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

3. BUSINESS COMBINATION – CONTINUED

BLUELA CARSHARING, LLC ACQUISITION - CONTINUED

The below table provides select unaudited, pro forma consolidated results of operations as if the acquisition of BlueLA had occurred on January 1, 2019. The pro forma results are not indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually occurred at the beginning of fiscal year 2019 or (ii) future results of operations.

	For the Year Ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenues	$6,698,868	$3,336,902
Net loss	$(20,510,966)	$(18,322,887)

The above pro forma information includes pro forma adjustments to remove the effect of the following non-recurring transactions:

1)	Gain of $15,550,263 recognized in the Seller’s results of operations during the year ended December 31, 2020 related to the forgiveness of debt associated with liabilities to the Seller’s parent;
2)	Interest expense of $164,946 and $322,407 recognized in the Seller’s results of operations during the year ended December 31, 2020 and 2019, respectively, associated with the debt due to the Seller’s parent that was subsequently forgiven; and
3)	Nonrecurring merger expenses of $17,535 recognized in the Company’s results of operations during the year ended December 31, 2020.

As of the date of the acquisition and December 31, 2020, the Company expects to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition related costs are expensed as incurred and are recorded within general and administrative expenses on the consolidated statements of operations. Acquisition-related costs were $17,535 during the year ended December 31, 2020.

U-GO STATIONS, INC. ACQUISITION

On November 19, 2020 (“Closing Date”), the Company (the “Buyer”), entered into a Stock Purchase Agreement (the “SPA Agreement”) with U-Go Stations, Inc. (the “Target”), and pursuant thereto acquired from the Seller all of the ownership interests of U-Go Stations, Inc. (“U-Go”).

The consideration by the Buyer for the acquisition of U-Go included: (a) 66,454 shares of the Company’s common stock and (b) $60,000 cash payment on the later of (i) the first anniversary of the closing date; or (ii) the date on which the final project of the Additional Projects is awarded to U-Go and paid in full, the funds shall be held in escrow by the escrow agent until the second anniversary of the closing date. At the expiration of the escrow agreement, the balance of the $60,000, if any, shall be converted to the Company’s common stock determined by a formula outlined in the agreement.

The Agreement contains customary representations, warranties and covenants for a transaction of this type and nature. Pursuant to the terms of the SPA Agreement, the Seller will indemnify the Company, the Purchaser and their respective affiliates and representatives for breaches of the Seller’s representations and warranties, breaches of covenants and losses. The Purchaser has agreed to indemnify the Seller and its affiliates and representatives for any breaches of the Purchaser’s representations and warranties, breaches of covenants and losses.

The Company has accounted for this transaction as a business combination under ASC 805. Accordingly, the assets acquired and the liabilities assumed were recorded at their estimated fair value based on the date of acquisition. Goodwill from the acquisition principally relates to the fair value of the common stock consideration as well as the excess value of assumed liabilities over the fair value of identified net assets. Since this transaction was a stock acquisition, goodwill is not tax deductible.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

3. BUSINESS COMBINATION – CONTINUED

U-GO STATIONS, INC. ACQUISITION - CONTINUED

At the date of acquisition, the preliminary purchase consideration consisted of the Company’s common stock. The preliminary purchase price allocation is expected to be completed within 12 months after the acquisition date. The aggregate preliminary purchase price was allocated to the assets acquired and liabilities assumed as follows:

Purchase price allocation

Purchase Consideration:
Share consideration	$1,218,767

Total Purchase Consideration	$1,218,767

Less:
Fixed assets	418,486
Notes payable	(165,000)
Debt-free net working capital deficit	(388,221)

Fair Value of Identified Net Assets	(134,735)

Remaining Unidentified Goodwill Value	$1,353,502

The components of debt free net working capital deficit are as follows:

Current assets:
Cash	$30,266
Accounts receivable	3,000
Prepaid expenses and other current assets	6,488

Total current assets	$39,754

Less current liabilities:
Accounts payable and accrued expenses	427,975

Total current liabilities	$427,975

Debt free net working capital deficit	$(388,221)

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

3. BUSINESS COMBINATION – CONTINUED

U-GO STATIONS, INC. ACQUISITION - CONTINUED

The below table provides select unaudited, pro forma consolidated results of operations as if the acquisition of U-Go had occurred on January 1, 2019. The pro forma results are not indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually occurred at the beginning of fiscal year 2019 or (ii) future results of operations.

	For the Year Ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenues	$6,467,706	$2,831,804
Net loss	$(18,021,526)	$(9,734,286)

The above pro forma information includes pro forma adjustments to remove the effect of the following non-recurring transactions:

1)	Nonrecurring merger expenses of $6,200 recognized in the Company’s results of operations during the year ended December 31, 2020.

As of the date of the acquisition and December 31, 2020, the Company expects to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition related costs are expensed as incurred and are recorded within general and administrative expenses on the consolidated statements of operations. Acquisition-related costs were $6,200 during the year ended December 31, 2020.

4. PREPAID EXPENSES AND OTHER CURRRENT ASSETS

As of December 31, 2020, prepaid expenses and other current assets included alternative fuel credits of $30,937. As of December 31, 2019, alternative fuel credits were $476,992.

During the year ended December 31, 2019, the Company entered into purchase commitments to acquire second generation charging stations with an aggregate value of $1,563,600. As of December 31, 2020, the Company had a remaining purchase commitment of $2,308,000 which will become payable upon the supplier’s delivery of the charging stations. The purchase commitments were made primarily for future sales of these charging stations.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2020	2019
EV charging stations	$5,510,879	$3,094,537
Software	1,020,761	464,997
Automobiles	1,331,436	13,950
Office and computer equipment	304,714	241,803
Leasehold improvements	53,540	44,893
Machinery and equipment	162,325	177,484
	8,383,655	4,037,664
Less: accumulated depreciation	(2,747,592)	(2,690,355)
Property and equipment, net	$5,636,063	$1,347,309

Depreciation and amortization expense related to property and equipment was $378,442 and $187,214 for the years ended December 31, 2020 and 2019, respectively, of which, $345,018 and $127,929, respectively, was recorded within cost of sales in the accompanying consolidated statements of operations.

During the years ended December 31, 2020 and 2019, the Company disposed of property and equipment with a net book value of $367,925 and $5,488 which resulted in a loss on disposal of $278,698 and $65,488, respectively, which was included within general and administrative expenses in the consolidated statements of operations.

During the years ended December 31, 2020 and 2019, the Company transferred charging stations of $1,980,188 and $663,624 from inventory into property and equipment.

6. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2020	2019
Internal use software	$184,141	$184,141
Less: accumulated amortization	(138,106)	(76,725)
Intangible assets, net	46,035	$107,415

On October 16, 2018, the Company entered into a software license agreement with Oracle America, Inc. for the purchase of a three-year license, related training, custom programming and implementation of NetSuite SuiteSuccess Wholesale/Distribution Emerging Edition Cloud Service. The performance obligations of NetSuite commenced in December 2018. The Company’s payment obligations were deferred for six months from NetSuite’s performance obligation date; however, the payment schedule was condensed to a 30-month schedule of equal monthly payments. The Company’s outstanding liability of $59,572 and $131,762 as of December 31, 2020 and 2019, respectively, is included within other current liabilities and other liabilities on the consolidated balance sheets.

During the year ended December 31, 2019, the Company determined the carrying value of its trademarks and patents was not recoverable and, as a result, recorded an impairment charge of $83,135 which was included within general and administrative expenses on the consolidated statement of operations.

Amortization expense related to intangible assets was $61,380 and $89,442 for the years ended December 31, 2020 and 2019, respectively.

The estimated future amortization expense is as follows:

For the Years Ending December 31,	Total
2021	$46,035

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

7. OTHER ASSETS

As of December 31, 2020 and 2019, other assets primarily consisted of deposits for rent, utilities and professional services.

8. ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2020	2019
Accrued host fees	$119,906	$108,683
Accrued professional fees	109,809	40,518
Accrued wages	403,024	295,250
Accrued commissions	46,577	-
Warranty payable	10,000	12,000
Accrued income, property and sales taxes payable (Note 17)	357,467	417,669
Other accrued expenses	38,246	23,428
Total accrued expenses	$1,085,028	$897,548

See Note 17 – Commitments and Contingencies – Taxes.

WARRANTY PAYABLE

The Company provides a limited product warranty against defects in materials and workmanship for its Blink Network residential and commercial chargers, ranging in length from one to two years. The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of sales. Estimated warranty costs are based on known warranty issues and anticipated warranty costs. Should actual cost to repair and failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. For the year ended December 31, 2020, the change in reserve was approximately $(2,000). Warranty expenses for the years ended December 31, 2020 and 2019 were $120,412 and $187,016, respectively, which has been included within cost of revenues on the consolidated statement of operations. As of December 31, 2020 and 2019 the Company recorded a warranty liability of $10,000 and $12,000, respectively, which represents the estimated cost to repair those chargers under warranty or host owned chargers for which the host has procured a maintenance contract. The Company records maintenance and repairs expenses for chargers it owns deployed at host locations as incurred. The Company estimates an approximate cost of $70,000 to repair those deployed chargers which it owns as of December 31, 2020.

9. ACCRUED ISSUABLE EQUITY

Accrued issuable equity, which represents the fair value of unissued equity instruments that the Company was obligated to issue, consists of the following:

	December 31,
	2020	2019
Warrants	$178,234	$5,102
Common stock	6,000	252,584
Total accrued issuable equity	$184,234	$257,686

The common stock balance as of December 31, 2020 is primarily related to the fair value of compensation earned by the Company’s Board members and officers that is to be settled by the future issuance of common stock.

See Note 12 – Fair Value Measurement and Note 13 - Stockholders’ Equity for additional details.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

10. NOTES PAYABLE

PAYCHECK PROTECTION PROGRAM

On May 7, 2020, the Company received $855,666 in connection with a loan (the “PPP Loan”) under the CARES Act Paycheck Protection Program (the “PPP”). The PPP provides for loans to qualifying businesses for amounts of up to 2.5 times their average monthly payroll expenses. The loan principal and accrued interest are forgivable, as long as the borrower uses loan proceeds for eligible purposes during the covered period following disbursement, such as payroll, benefits, rent, and utilities, and maintains its payroll levels. The amount of loan forgiveness is reduced if the borrower terminates employees or reduces salaries during the covered period, subject to certain qualifications and exclusions. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%. The Company used PPP proceeds it received for purposes consistent with PPP criteria. While the Company believes its use of PPP loan proceeds should meet the conditions for forgiveness of the loan, it cannot provide assurance that it will not take actions that may cause the Company to be ineligible for loan forgiveness in whole or in part or that PPP eligibility requirements may not change that would result in making the Company or the Company’s use of the PPP proceeds ineligible. As of December 31, 2020, the Company had not received any notice of forgiveness of the PPP Loan. Once an amount is forgiven under the PPP Loan, the Company intends to recognize a gain on forgiveness of note payable in the period in which it obtained forgiveness. As of December 31, 2020, the Company utilized all $855,666 of the proceeds of the PPP Loan.

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

OTHER NOTES PAYABLE

In connection with the U-Go acquisition, the Company had also assumed $165,000 in notes payable, however, these notes were subsequently repaid during the year ended December 31, 2020. See Note 3 – Business Combination – U-GO Stations, Inc. Acquisition for details.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Grant, rebate and incentive revenue recognized during the years ended December 31, 2020 and 2019 was $21,558 and $22,396, respectively. During the year ended December 31, 2020, the Company recognized $452,556 of revenue related to warranty and network fees, of which, $145,693 was included within deferred revenue as of December 31, 2019.

Deferred revenue consists of the following:

	December 31,
	2020	2019

Interenergy	$-	$338,817
PA Turnpike	-	8,287
AFIG-PAT	70,356	75,382
Prepaid network and maintenance fees	288,119	145,692
Other	72,743	-
Total deferred revenue	431,218	568,178
Deferred revenue, non-current portion	(6,654)	(565)
Current portion of deferred revenue	$424,564	$567,613

It is anticipated that deferred revenue as of December 31, 2020 will be recognized as follows:

For the Year Ending
December 31,	Revenue

2021	$424,564
2022	6,654
Total	$431,218

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

12. FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Years Ended
	December 31,
	2020	2019

Risk-free interest rate	0.16%-1.69%	1.47%-2.45%
Contractual term (years)	1.00-8.00	1.00-10.00
Expected volatility	78%-143.8%	74%-140%
Expected dividend yield	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

	December 31,
	2020	2019
Warrants Payable
Beginning balance as of January 1	$5,102	$5,965
Change in fair value of warrants payable	153,459	(863)
Ending balance as of December 31	$158,561	$5,102

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$30,937	$-	$30,937
Total assets	$-	$30,937	$-	$30,937

Liabilities:
Warrants payable	-	-	158,561	158,561
Total liabilities	$-	$-	$158,561	$158,561

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$476,992	$-	$476,992
Marketable securities	3,150,332	-	-	3,150,332
Total assets	$3,150,332	$476,992	$-	$3,627,324

Liabilities:
Warrants payable	$-	$-	$5,102	$5,102
Total liabilities	$-	$-	$5,102	$5,102

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

OMNIBUS INCENTIVE PLANS

On March 31, 2014, the Board of the Company approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2014 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant. The 2014 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2014 Plan is 5,000,000, adjusted as provided in Section 11 of the 2014 Plan. No awards may be issued after December 1, 2016. The 2014 Plan was approved by a majority of the Company’s shareholders on April 17, 2014. As of December 31, 2020 and 2019, options to purchase 8,000 and 22,768 common stock were outstanding to employees and former members of the of the Board of Directors and 43,166 shares of common stock were outstanding to consultants of the Company.

On February 10, 2015, the Board of the Company approved the Company’s 2015 Omnibus Incentive Plan (the “2015 Plan”), which enables the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock and dividend equivalent rights to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2015 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to the Company or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if issued to a 10% or greater shareholder must be 110% of the fair market value on the date of the grant. The 2015 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2015 Plan is 5,000,000, adjusted as provided in Section 11 of the 2015 Plan. No awards may be issued after March 11, 2017. The 2015 Plan was approved by a majority of the Company’s shareholders on April 21, 2015. As of December 31, 2020 and 2019, options to purchase 1,300 shares of common stock were outstanding to employees. As of December 31, 2020 and 2019, 9,788 shares of common stock were outstanding to consultants of the Company.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

13. STOCKHOLDERS’ EQUITY – CONTINUED

OMNIBUS INCENTIVE PLANS - CONTINUED

The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2018 Plan is 5,000,000, adjusted as provided in Section 4 of the 2018 Plan. No awards may be issued on or after September 7, 2028.

As of December 31, 2020 and 2019, options to purchase 617,071 and 239,082 shares of common stock were outstanding to employees, respectively. As of December 31, 2020 and 2019, 1,151,299 and 849,919 shares of common stock were outstanding to employees and members of the Board of Directors of the Company, respectively. As of December 31, 2020 and 2019, there were 3,231,630 and 3,910,999 securities available for future issuance under the 2018 Plan, respectively.

AT-THE-MARKET OFFERING

On April 17, 2020, the Company entered into a sales agreement (“Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”) to conduct an “at-the-market” equity offering program (the “ATM”), pursuant to which the Company may issue and sell from time-to-time shares of its common stock having an aggregate offering price of up to $20,000,000 (the “Shares”) through the Agent. Sales of the Shares under the Sales Agreement were made in transactions that were deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed to with the Agent. A “shelf” registration statement on Form S-3 for the Shares was filed with the SEC, which became effective on September 16, 2019, and a prospectus supplement thereto was filed with the SEC on April 17, 2020.

Since April 17, 2020 and through December 31, 2020, the Company sold an aggregate of 3,597,833 shares of common stock under the ATM program for aggregate gross proceeds of $19,999,984, less issuance costs of $819,438 which were recorded as a reduction to additional paid-in capital.

PREFERRED STOCK

SERIES D CONVERTIBLE PREFERRED STOCK

On February 22, 2019, JMJ elected to convert 16 shares of Series D Convertible Preferred Stock into 5,128 shares of the Company’s common stock at a conversion price of $3.12 per share.

During the year ended December 31, 2020, a holder elected to convert 5,125 shares of Series D Convertible Preferred Stock into 1,642,628 shares of the Company’s common stock at a conversion price of $3.12 per share. The Company determined that the Series D Convertible Preferred Stock did not include a beneficial conversion feature. There are no longer any currently outstanding shares of Series D Convertible Preferred Stock.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

13. STOCKHOLDERS’ EQUITY – CONTINUED

COMMON STOCK

On February 19, 2019, the Company retired 8,066 shares of common stock in accordance with a settlement agreement with the former members of 350 Green LLC. See Note 17 – Commitments and Contingencies – Litigation and Disputes for additional details.

During the year ended December 31, 2019, the Company issued an aggregate of 178,615 shares of common stock to independent board members and an former officer of the Company pursuant to a certain agreement with an aggregate grant date fair value of $474,513 such amount was previously accrued for as of December 31, 2018.

During the year ended December 31, 2019, the Company issued an aggregate of 28,831 shares of common stock to consultants with an aggregate issuance date fair value of $73,728

During the year ended December 31, 2020, the Company issued an aggregate of 113,027 shares of common stock to employees of the Company with an aggregate issuance date fair value of $163,782.

During the year ended December 31,2020 the Company issued an aggregate of 17,695 shares of common stock as compensation to consultants with an aggregate issuance date fair value of $161,697.

During the year ended December 31, 2020, the Company issued 102,402 shares of common stock to employees with a grant date fair value of $200,920. Such amount was previously accrued for as of December 31, 2019.

See Note 9 – Stockholder’s Equity - Preferred Stock for details associated with the issuance of common stock in connection with the conversion of Series D Convertible Preferred Stock.

See elsewhere within this note, Note 3- Business Combinations and Note 15 – Related Parties for additional details.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the years ended December 31, 2020 and 2019 of $948,270 and $728,541, respectively, which is included within compensation expense on the consolidated statement of operations. As December 31, 2020, there was $658,140 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 2.49 years.

Pursuant to the compensation plan approved by the Company’s board of directors on December 11, 2017, each year on the date of the annual meeting of stockholders, each non-employee director of the Company receives an annual award for the number of shares of the Company’s common stock that has a market value of $50,000 based on the closing price of the common stock on the last business day preceding the grant date (the “2017 Board Plan”). The lead independent director receives an additional annual award for the number of shares of the Company’s common stock that has a market value of $15,000. The stock award fully vests the sooner of: (i) 12 months from grant; or (ii) one day before the following year’s annual meeting. All stock awards include a cash payment upon vesting to cover expected ordinary income tax charges and is calculated at the highest individual personal income tax rate. During the fourth quarter of 2020, the Company paid to the Company’s non-employee directors $2.3 million related to the gross-up tax cash payment pursuant to the 2017 Board Plan as a result of the vesting on November 23, 2020 of the annual award to the Company’s non-employee directors granted on December 12, 2019 and March 19, 2020.

WARRANT AND OPTION VALUATION

The Company has computed the fair value of certain warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are reduction of previous expensed amount at the time of occurrence. The expected term used for options issued is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatility of the Company over a period equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

13. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK OPTIONS

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2020	2019

Risk free interest rate	0.33%-1.44%	1.52%-1.71%
Expected term (years)	5.00-8.00	5.00-6.00
Expected volatility	121.8%-139.9%	131.10%-138.40%
Expected dividends	0.00%	0.00%

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

During the year ended December 31, 2019, the Company granted five-year options to purchase an aggregate of 4,467 shares of common stock to an executive with an exercise prices ranging from $2.45-$2.63 per share. 2,313 options vested immediately, and the remainder will vest on September 28, 2020. The options had an aggregate grant date fair value of $4,467 which will be recognized ratably over the vesting period.

During the year ended December 31, 2019, the Company granted options to employees with an aggregate value of $122,011 for bonuses earned during 2018. The option grants will vest in three tranches with each tranche having a six-year, seven-year, and eight-year contractual term. The tranches vest yearly from the date of grant. The number of options issued under this award is 42,176. The Company recognized $40,671 expense related to the award during the year ended December 31, 2019.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

13. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK OPTIONS – CONTINUED

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

During October 2020, the Company granted five-year, immediately vested options to purchase an aggregate of 10,000 shares of common stock to an employee with an exercise price of $9.64 per share. The options had an aggregate grant date fair value of $85,787, which will be recognized over the vesting period.

During the year ended December 31, 2020, the Company issued an aggregate of 8,256 shares of the Company’s common stock pursuant to the cashless exercise of options.

A summary of the option activity during the year ended December 31, 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, January 1, 2020	265,550	$33.10
Granted	511,073	2.21
Exercised	(15,879)	17.03
Cancelled/forfeited/expired	(187,906)	3.79
Outstanding, December 31, 2020	572,838	$4.38	5.2	$22,040,063

Exercisable, December 31, 2020	199,607	$8.53	1.4	$6,893,331

The following table presents information related to stock options at December 31, 2020:

	Options Outstanding		Options Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Options	In Years	Options

$1.73-$9.00	2.16	533,395	1.0	165,767
$15.50-30.00	20.76	13,503	0.2	7,900
$31.13-$50.50	41.48	25,940	0.2	25,940
		572,838	1.4	199,607

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

13. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK WARRANTS

See Note 8 – Accrued Issuable Equity, Note 12– Fair Value Measurement, and elsewhere within this note for additional details.

During the year ended December 31, 2020, the Company issued an aggregate of 3,827,181 shares of the Company’s common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate gross proceeds of $16,264,687.

During the year ended December 31, 2020, the Company issued an aggregate of 253,038 shares of the Company’s common stock pursuant to the cashless exercise of warrants.

The following table accounts for the Company’s warrant activity for the year ended December 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, January 1, 2020	6,835,811	$4.64
Issued	-	-
Exercised	(2,942,588)	4.25
Cancelled/forfeited/expired	-	-
Outstanding, December 31, 2020	3,893,223	$4.93	2.2	$147,496,067

Exercisable, December 31, 2020	3,893,223	$4.93	2.2	$147,496,067

The following table presents information related to stock warrants at December 31, 2020:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Warrants	In Years	Warrants

4.25-35.00	$4.70	3,876,564	2.1	3,876,564
$75.00-$150.00	$57.99	16,659	0.0	16,659
		3,893,223	2.2	3,893,223

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The income tax provision (benefit) for the years ended December 31, 2020 and 2019 consists of the following:

	Year Ended December 31,
	2020	2019

Federal:
Current	$-	$-
Deferred	(4,451,900)	4,684,600

State:
Current	$-	$-
Deferred	(1,059,700)	1,115,400
	(5,511,600)	5,800,000
Change in valuation allowance	5,511,600	(5,800,000)
Income tax provision (benefit)	$-	$-

No current tax provision has been recorded for the years ended December 31, 2020 and 2019 because the Company had net operating losses for federal and state tax purposes. The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382, and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the company immediately prior to the ownership change and subsequent ownership changes could further impact the amount of the annual limitation. An ownership change pursuant to Section 382 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited. The Company will perform a Section 382 analysis in the future. The related decrease in the deferred tax asset was offset by the decrease in valuation allowance.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

14. INCOME TAXES – CONTINUED

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended
	December 31,
	2020	2019

Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(5.0)%	(5.0)%
Permanent differences
Stock Compensation	(5.0)%	0.0%
Other	1.0%	0.8%
Tax credits	0.0%	0.2%
Prior period differences	(1.0)%	85.1%
Change in valuation allowance	31.0%	(60.1)%
Effective income tax rate	0.0%	0.0%

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

The disaggregation of the Company’s domestic and foreign pre-tax loss for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
U.S.	$(17,636,705)	$(9,433,649)
Foreign	(210,762)	(214,851)
Total	$(17,847,467)	$(9,648,500)

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

14. INCOME TAXES – CONTINUED

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	As of December 31,
	2020	2019
Deferred Tax Assets:
Net operating loss carryforwards	$26,066,000	$20,650,000
Stock-based compensation	400,900	240,700
Accruals	127,700	129,400
Goodwill	728,500	728,500
Intangible assets	211,600	299,800
Inventory	56,400	178,900
Allowance for doubtful accounts	92,600	18,700
Capital loss	22,100	39,200
Tax credits	563,100	508,100
	28,268,900	22,793,300

Deferred Tax Liabilities
Alternative fuel credits	-	(32,100)
Fixed assets	(31,300)	(43,200)
Deferred revenue	(8,000)	-
	(39,300)	(75,300)

Net deferred tax assets	28,229,600	22,718,000
Valuation allowance	(28,229,600)	(22,718,000)
Deferred tax assets, net of valuation allowance	$-	$-

Change in valuation allowance	$5,511,600	$(5,800,000)

As of December 31, 2020, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $100.2 million, of which, $70.2 million may be used to offset future taxable income through 2038 and the remaining $30.0 million of net operating loss carry forwards incurred in 2020 and 2019 do not have an expiration date. The Company has approximately $563,000 in business credits expiring between 2030 and 2040.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

15. RELATED PARTIES

TRANSACTIONS WITH PALISADES CAPITAL MANAGEMENT LLC

Mr. Engel is currently a consultant to Palisades Capital Management LLC which serves as an investment advisor with regard to our marketable securities portfolio. For the years ended December 31, 2020 and 2019, the Company paid Palisades Capital Management LLC fees of $14,092 and $29,057, respectively.

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. Pursuant to the agreement, the Company is not required to fund operating losses. The Company owns 40% of the Entity while the other three entities own 60% of the Entity. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which started operations in the Greek EV market. There are currently no plans for the Company to make any capital contributions or investments. During year ended December 31, 2020 and 2019, the Company recognized sales of $272,964 and $42,000, respectively, to Hellas. As of December 31, 2020 and 2019 the Company had a receivable from Hellas of approximately $0 and $42,000, respectively. The Company determined that the Entity is a variable interest entity, however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through December 31,2020, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the years ended December 31, 2020 and 2019.

16. LEASES

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

As of December 31, 2020, the Company had no leases that were classified as a financing lease. As of December 31, 2020, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses for the year ended December 31, 2020 and 2019 was $220,001 and $409,419, respectively, and is recorded in other operating expenses on the consolidated statements of operations. Operating lease expenses consist of rent expense, CAM adjustments and other expenses.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

16. LEASES – CONTINUED

OPERATING LEASES – CONTINUED

Supplemental cash flows information related to leases was as follows:

	For the Year Ended
	December 31,
	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$206,662	$157,672

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$597,812	$143,339

Weighted Average Remaining Lease Term
Operating leases	2.10	1.42

Weighted Average Discount Rate
Operating leases	6.0%	6.0%

Future minimum payments under non-cancellable leases as of December 31, 2020 were as follows:

For the Years Ending December 31,	Amount
2021	$398,469
2022	249,320
2023	72,728
Total future minimum lease payments	720,517
Less: imputed interest	(31,101)
Total	$689,416

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

On March 11, 2016, the Licensee and the Licensor entered into an agreement related to the March 29, 2012 patent license agreement. The parties acknowledged that the Licensee has paid a total of $8,525 in registration and legal fees for the U.S. Provisional Patent Application No. 61529016 (the “Patent Application”) (related to the inductive charging parking bumper) to date. Effective March 11, 2016, the patent license agreement, solely with respect to the Patent Application and the parties’ rights and obligations thereto, was terminated. The Executive Chairman of the Board agreed to be solely responsible for all future costs and fees associated with the prosecution of the patent application. In the event the Patent Application is successful, the Executive Chairman of the Board shall grant a credit to the Licensee in the amount of $8,525 to be applied against any outstanding amount(s) owed to him. If the Licensee does not have any outstanding payment obligations to the Executive Chairman of the Board at the time the Patent Application is approved, the Executive Chairman of the Board shall remit the $8,525 to the Licensee within twenty (20) days of the approval. The parties agreed to a mutual release of any claims associated with the patent license agreement. As of December 31, 2020, the Company has not paid nor incurred any royalty fees related to this patent license agreement.

TAXES

During the third quarter of 2019, the Company filed its Federal corporate income tax returns for the years ended December 31, 2014, 2015, 2016, 2017 and 2018. The Company has sustained losses for the years ended December 31, 2014, 2015, 2016, 2017, and 2018. The Company has determined that no tax liability, other than required minimums and related interest and penalties, has been incurred. The Company is current with its state and local tax filings in the first calendar quarter of 2020.

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

On March 26, 2020, James Christodoulou, the former President and Chief Operating Officer of the Company, filed a Complaint in the Miami-Dade County Court, State of Florida, James Christodoulou vs. Blink Charging Co. et al. The Complaint asserted claims against the Company, as well as Michael Farkas, Aviv Hillo and Yechiel Baron. Mr. Farkas is Chairman of the Board and Chief Executive Officer. Messrs. Hillo and Baron are the Company’s General Counsel and Assistant General Counsel, respectively. The Complaint asserted claims for breach of contract in connection with Mr. Christodoulou’s termination by the Company in March 2020, as well as claims under Florida state law for alleged retaliatory termination and slander. Among other things, Mr. Christodoulou asserted that the Company terminated his employment without cause and in retaliation for his alleged plan to disclose that Company executives had engaged in alleged “questionable business practices.” As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2020, the litigation between the Company and its former President pending in Miami-Dade County Court, State of Florida, James Christodoulou vs. Blink Charging Co. et al., has been settled for an aggregate sum of $400,000, of which $125,000 related to compensation related matters. As a result, the Company has recorded a loss on settlement of $400,000 within operating expenses on its consolidated statements of operations during the year ended December 31, 2020.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

17. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

Effective October 9, 2020, the Company settled the litigation brought by James Christodoulou, its former President, and Chief Operating Officer. In connection with a review arising from the settlement process, the Company determined that the termination of Mr. Christodoulou should be and has been reclassified as ‘without cause.’ The settlement includes compensation consistent with the reclassification.

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit and on December 21, 2020 the court appointed Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs. The Co-Lead Plaintiffs filed an Amended Complaint on February 19, 2021. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020. Currently, the deadline for Blink’s motion to dismiss the Amended Complaint is April 20, 2021; the deadline for the Co-Lead Plaintiffs to file an opposition brief in response to the motion to dismiss is June 21, 2021; and the deadline for Blink to file a reply in support of the motion to dismiss is July 21, 2021. The Company believes that the claim has no merit, and wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2020 as it determined that any such loss contingency was either not probable or estimable.

On September 15, 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserts that the Director defendants caused Blink to make the statements that are at issue in the securities class action and, as a result, the Company will incur costs defending against the consolidated Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserts claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he seeks damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. The parties agreed to temporarily stay the Klein Lawsuit until there is a ruling on the yet-to-be-filed motion to dismiss in the consolidated Bush Lawsuit. The Company believes that the claim has no merit, and wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2020 as it determined that any such loss contingency was either not probable or estimable.

On December 22, 2020, JMJ Financial v. Blink Charging Co. was filed in the United States District Court for the Southern District of New York, seeking to pursue claims for alleged breach of contract and conversion (the “JMJ Lawsuit”). The complaint alleges that JMJ Financial purchased warrants to acquire 147,057 shares of Blink common stock on or about April 9, 2018, which permitted a cashless exercise, and that on November 23, 2020, JMJ Financial delivered a notice of warrant exercise to Blink and that the Company failed to deliver the shares. The claim alleges breach of contract and conversion; the plaintiff requests damages of at least $4.2 million, attorneys’ fees, and specific enforcement requiring delivery of the shares. In January 2021, the Company entered into a settlement agreement with JMJ under which the parties exchanged releases and the litigation was discontinued with prejudice. The Company did not make a cash payment in the settlement, but rather delivered 66,000 shares of stock, representing a modification of the initial warrant exercise. The Company determined that no additional accrual was required to be recorded related to this matter as of December 31, 2020.

On December 23, 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants sued in the Klein Lawsuit and asserting similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). On February 17, 2021, the parties agreed to consolidate the Klein and Bhatia actions, which the court consolidated under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The parties also agreed to keep in place the temporary stay. The Company believes that the claim has no merit, and wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2020 as it determined that any such loss contingency was either not probable or estimable.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

17. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

On February 12, 2021, another shareholder derivative lawsuit, captioned Wolery (derivatively on behalf of Blink Charging Co.) v. Buffalino et al., Case No. A-21-829395-C, was filed in the Eighth Judicial District Court in Clark County, Nevada seeking to pursue claims belonging to the Company against Blink’s Board of Directors (the “Wolery Lawsuit”). Blink is named as a nominal defendant. The Wolery complaint alleges that the amount of restricted stock awarded to Blink’s outside directors in December 2020 exceeded the amounts permitted by Blink’s incentive compensation plan. The complaint asks the court to rescind the excess restricted stock awards, as well as other relief. The parties agreed that the defendants could have 60 days to respond to the complaint (i.e., until April 22, 2021). The Company believes that the claim has no merit, and wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2020 as it determined that any such loss contingency was either not probable or estimable.

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

On December 31, 2018, the Company entered into a modification of the Settlement Agreement and Mutual Release dated August 21, 2015 with the former members of 350 Green LLC whereby the members would return to the Company 8,064 common shares and would also cancel the outstanding note (“Note”) issued to the members with a balance of $360,000, both, initially issued in conjunction with the acquisition of 350 Green LLC in exchange for $50,000. The Company paid the $50,000 as of December 31, 2018. The Note and common shares were returned and cancelled in January 2019. The Company recorded a gain of $310,000 during the year ended December 31, 2019 which was included in other income and expense on the consolidated statement of operations.

EMPLOYMENT AGREEMENTS

DONALD ENGEL EMPLOYMENT AGREEMENT

Effective January 9, 2020, Donald Engel, a member of the Company’s Board of Directors, entered into an employment agreement with the Company. The employment agreement with Mr. Engel extends for a term expiring on January 9, 2021, subject to automatic renewal for two additional one-year periods if not otherwise previously terminated by either party. Pursuant to the employment agreement. The employment agreement provides that Mr. Engel will receive a base salary at an annual rate of $175,000 for services rendered in such position. In addition, he will be eligible to earn stock options to purchase up to 700,000 shares of our common stock, in increments of 140,000 options on each occasion that the Company executes an agreement for the sale or deployment of electric vehicle charging stations or ancillary eco-friendly energy products with a customer he has introduced to the Company. The stock options will have an exercise price equal to the closing market price of our common stock immediately prior to the issuance date, expire five years after the issuance date and be subject to the terms of the Company’s 2018 Incentive Compensation Plan. On January 20, 2020, the Company granted immediately vested options to purchase an aggregate of 140,000 shares of common stock at an exercise price of $2.05 per share to the employee with a grant date fair value of $252,309, which was recognized during the year ended December 31, 2020.

The employment agreement provides for termination by the Company for cause upon conviction of a felony, misconduct resulting in significant economic or reputational harm to the Company, any act of fraud or a material breach of his obligations to us. Upon a change of control of the Company, Mr. Engel’s employment will terminate, and he will be entitled to all unpaid and outstanding salary and expenses due through the termination date. The employment agreement also contains covenants restricting Mr. Engel from engaging in any activities competitive with the Company’s business during the term of the employment agreement and two years thereafter and prohibiting him from disclosure of confidential information regarding us at any time.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

17. COMMITMENTS AND CONTINGENCIES – CONTINUED

EMPLOYMENT AGREEMENTS - CONTINUED

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

WARRANTY

The Company estimates an approximate cost of $70,000 to repair deployed chargers, which the Company owns as of December 31, 2020

18. SUBSEQUENT EVENTS

In January 2021, the Company completed an underwritten registered public offering of 5,660,000 shares of our common stock at a public offering price of $41.00 per share. The Company received approximately $232.1 million in gross proceeds from the public offering, and approximately $221.5 million in net proceeds after deducting the underwriting discount and offering expenses paid by the Company. Our Chief Executive Officer and one other officer participated in the offering by selling a total of 550,000 shares of our common stock from the exercise of the underwriter’s option to purchase additional shares. The public offering was made pursuant to our automatic shelf registration statement on Form S-3 filed with the SEC on January 6, 2021 and prospectus supplement dated January 7, 2021.

On January 22, 2021, the Company closed on the purchase of approximately 10,000 square feet of office condominium space which is the Company’s corporate headquarters. The purchase price was $4 million of which $600,000 was paid in the Company’s common stock (13,123 shares) and $3,400,000 in cash.

On February 8, 2021, the Company was awarded a state-wide grant of approximately $1.7 million for the deployment of 11 new DC fast chargers across the state of Vermont in the next two years.

