Form 10-Q
period 2021-03-31
Blink Charging Co.
filed 2021-05-13
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 10, 2021, the registrant had 41,984,060 shares of common stock outstanding.

BLINK CHARGING CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
Assets

Current Assets:
Cash	$195,646,354	$22,341,433
Marketable securities	36,506,174	-
Accounts receivable and other receivables, net	1,003,620	347,967
Inventory, net	3,433,216	1,816,135
Prepaid expenses and other current assets	1,168,273	1,219,488

Total Current Assets	237,757,637	25,725,023
Restricted cash	74,873	76,399
Property and equipment, net	10,375,562	5,636,063
Operating lease right-of-use asset	1,785,810	615,825
Intangible assets, net	267,818	46,035
Goodwill	1,500,573	1,500,573
Other assets	175,826	387,617
Total Assets	$251,938,099	$33,987,535

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$3,112,090	$3,358,852
Accrued expenses and other current liabilities	2,098,384	1,328,834
Current portion of notes payable	439,960	574,161
Current portion of operating lease liabilities	524,241	403,915
Current portion of deferred revenue	610,812	479,486

Total Current Liabilities	6,785,487	6,145,248
Operating lease liabilities, non-current portion	1,448,522	285,501
Other liabilities	90,000	90,000
Notes payable- non-current portion	432,859	296,535
Deferred revenue, non-current portion	14,209	6,654

Total Liabilities	8,771,077	6,823,938

Series B Convertible Preferred Stock, 10,000 shares designated, 0 issued and outstanding as of March 31, 2021 and December 31, 2020	-	-

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Series C Convertible Preferred Stock, 250,000 shares designated, 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Series D Convertible Preferred Stock, 13,000 shares designated, 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 41,945,414 and 35,951,097 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	41,945	35,951
Additional paid-in capital	437,897,038	214,479,094
Accumulated other comprehensive income	(56,038)	-
Accumulated deficit	(194,715,923)	(187,351,448)

Total Stockholders’ Equity	243,167,022	27,163,597

Total Liabilities and Stockholders’ Equity	$251,938,099	$33,987,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended
	March 31,
	2021	2020

Revenues:
Product sales	$1,670,594	$777,423
Charging service revenue - company-owned charging stations	181,598	319,624
Network fees	109,856	55,559
Warranty	13,217	8,060
Grant and rebate	150,235	4,579
Ride-sharing services	45,512	-
Other	61,050	133,619

Total Revenues	2,232,062	1,298,864

Cost of Revenues:
Cost of product sales	1,117,915	603,998
Cost of charging services - company-owned charging stations	49,772	29,614
Host provider fees	126,421	85,429
Network costs	79,393	75,402
Warranty and repairs and maintenance	261,151	114,909
Ride-sharing services	246,117	-
Depreciation and amortization	254,914	80,790
Total Cost of Revenues	2,135,683	990,142

Gross Profit	96,379	308,722

Operating Expenses:
Compensation	4,748,151	2,114,467
General and administrative expenses	1,584,987	645,883
Other operating expenses	1,149,706	567,200

Total Operating Expenses	7,482,844	3,327,550

Loss From Operations	(7,386,465)	(3,018,828)

Other Income:
Interest income	14,997	15,853
Change in fair value of derivative and other accrued liabilities	6,993	521
Other income	-	41,354

Total Other Income	21,990	57,728

Net Loss	$(7,364,475)	$(2,961,100)

Net Loss Per Share:
Basic	$(0.18)	$(0.11)
Diluted	$(0.18)	$(0.11)

Weighted Average Number of
Common Shares Outstanding:
Basic	41,138,095	26,842,136
Diluted	41,138,095	26,842,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Net Loss	$(7,364,475)	$(2,961,100)
Other Comprehensive (Loss) Income:
Reclassification adjustments of gain on sale of marketable securities included in net loss	-	(113,526)
Change in fair value of marketable securities	(56,038)	(67,942)

Total Comprehensive Loss	$(7,420,513)	$(3,142,568)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2021

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2021	35,951,097	$35,951	$214,479,094	$-	$(187,351,448)	$27,163,597

Common stock issued in public offering, net of issuance costs [1]	5,660,000	5,660	221,400,122	-	-	221,405,782

Common stock issued upon exercise of warrants	239,202	239	999,301	-	-	999,540

Common stock issued upon cashless option exercise	15,522	16	(16)	-	-	-

Common stock issued upon cashless warrant exercise	66,000	66	(66)	-	-	-

Common stock issued as consideration for property and equipment	13,123	13	599,987	-	-	600,000

Stock-based compensation	470	-	418,616	-	-	418,616

Other comprehensive loss	-	-	-	(56,038)	-	(56,038)

Net loss	-	-	-	-	(7,364,475)	(7,364,475)

Balance - March 31, 2021	41,945,414	$41,945	$437,897,038	$(56,038)	$(194,715,923)	$243,167,022

[1] Includes gross proceeds of $232,060,000, less issuance costs of $10,654,218.

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

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Three Months Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(7,364,475)	$(2,961,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	514,383	146,351
Dividend and interest income	-	(84,162)
Change in fair value of derivative and other accrued liabilities	6,993	521
Provision/(benefit) for bad debt	201,130	(59,170)
Benefit for slow moving and obsolete inventory	(81,861)	(10,878)
Non-cash compensation:
Common stock	28,538	(84,959)
Options	385,522	312,319
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(856,783)	(27,685)
Inventory	(1,964,638)	(76,267)
Prepaid expenses and other current assets	51,215	(1,356,043)
Other assets	211,791	-
Accounts payable and accrued expenses	304,861	618,469
Lease liabilities	(75,061)	(46,079)
Deferred revenue	138,881	215,542

Total Adjustments	(1,135,029)	(452,041)

Net Cash Used In Operating Activities	(8,499,504)	(3,413,141)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	-	1,100,516
Purchase of marketable securities	(36,562,212)	-
Purchases of property and equipment	(4,020,696)	(300,902)

Net Cash (Used In) Provided By Investing Activities	(40,582,908)	799,614

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	221,405,782	-
Proceeds from exercise of warrants	999,540	-
Payment of financing liability in connection with internal use software	(19,515)	(17,989)

Net Cash Provided By (Used In) Financing Activities	222,385,807	(17,989)

Net Increase (Decrease) In Cash	173,303,395	(2,631,516)

Cash and Restricted Cash - Beginning of Period	22,417,832	3,975,494

Cash and Restricted Cash - End of Period	$195,721,227	$1,343,978

Cash and restricted cash consisted of the following:
Cash	$195,646,354	$22,341,433
Restricted cash	74,873	-
	$195,721,227	$22,341,433

[1] Includes gross proceeds of $232,060,000, less issuance costs of $10,654,218.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

	For The Three Months Ended
	March 31,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$-	$-
Non-cash investing and financing activities:
Capitalization of non-recurring engineering costs	$237,127	$-
Common stock issued upon cashless option exercise	$16	$-
Common stock issued upon cashless warrant exercise	$66	$-
Common stock issued as consideration for property and equipment	$600,000	$-
Interest expense converted into principal	$2,123	$-
Right-of-use assets obtained in exchange for lease obligations	$1,358,408	$-
Change in fair value of marketable securities	$56,038	$(181,468)
Transfer of inventory to property and equipment	$(429,418)	$(542,236)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BUSINESS ORGANIZATION, NATURE OF OPERATIONS, BASIS OF PRESENTATION AND RISKS AND UNCERTAINTIES

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2021 and for the three months then ended. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2020 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 as part of the Company’s Annual Report on Form 10-K.

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

Since the Annual Report for the year ended December 31, 2020, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

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

The following summarizes the Company’s investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Short-term investments:
Available- for-sale investments	$36,506,174	$-

The following is a summary of the unrealized gains, losses, and fair value by investment type as of March 31, 2021:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income	$36,562,212	$-	$(56,038)	$36,506,174

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

REVENUE RECOGNITION

The Company recognizes revenue primarily from five different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Ride-sharing services – Primarily related to ride-sharing services agreement with the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service. The Company recognizes revenue over the contractual period of performance of the subscription.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed in accordance with a contractual relationship between the Company and the owner of the station. Other revenues also comprises of revenues generated from alternative fuel credits.

On February 8, 2021, the Company was awarded a state-wide grant of approximately $1.7 million for the deployment of 11 new DC fast chargers across the state of Vermont in the next two years.

The following table summarizes revenue recognized under ASC 606 in the condensed consolidated statements of operations:

	For The Three Months Ended
	March 31,
	2021	2020

Revenues - Recognized at a Point in Time:
Charging service revenue - company-owned charging stations	$181,598	$319,624
Product sales	1,670,594	777,423
Other	61,050	133,619
Total Revenues - Recognized at a Point in Time	1,913,242	1,230,666

Revenues - Recognized Over a Period of Time:
Ride-sharing services	45,512	-
Network and other fees	123,073	63,619
Total Revenues - Recognized Over a Period of Time	168,585	63,619

Total Revenue Under ASC 606	$2,081,827	$1,294,285

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

As of March 31, 2021, the Company had $625,021 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of March 31, 2021. The Company expects to satisfy its remaining performance obligations for network fees and warranty revenue and recognize the revenue within the next twelve months.

During the three months ended March 31, 2021, the Company recognized $275,579 of revenues related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2020. During the three months ended March 31, 2021, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants and rebates which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the three months ended March 31, 2021 and 2020, the Company recorded $150,235 and $4,579, respectively, related to grant and rebate revenue. At March 31, 2021 and December 31, 2020, there was $69,792 and $70,356, respectively, of deferred grant and rebate revenue to be amortized.

CONCENTRATIONS

As of March 31, 2021, a significant customer represented 49% of total accounts receivable. Another significant customer represented 23% of total accounts receivable.

During the three months ended March 31, 2021, sales to a significant customer represented 21% of total revenue and another significant customer represented 20% of total revenues. During the three months ended March 31, 2020, sales to a significant customer represented 33% of total revenues.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2021	2020
Warrants	3,510,129	6,840,049
Options	644,987	382,844
Unvested restricted common stock	48,819	110,160
Total potentially dilutive shares	4,203,935	7,333,053

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2019, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2021. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3. PROPERTY AND EQUIPMENT

On January 22, 2021, the Company closed on the purchase of approximately 10,000 square feet of office condominium space which is the Company’s corporate headquarters. The purchase price was $4 million, of which, $600,000 was paid in the Company’s common stock (13,123 shares) and $3,400,000 in cash.

4. ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2021	December 31, 2020
	(unaudited)
Accrued host fees	$122,758	$119,906
Accrued professional, board and other fees	80,624	109,809
Accrued wages	1,146,535	403,024
Accrued commissions	57,767	46,577
Warranty payable	9,000	10,000
Accrued income, property and sales taxes payable	337,624	357,467
Accrued issuable equity	177,241	184,234
Other accrued expenses	166,835	97,817
Total accrued expenses	$2,098,384	$1,328,834

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	STOCKHOLDERS’ EQUITY

PUBLIC OFFERING

In January 2021, the Company completed an underwritten registered public offering of 5,660,000 shares of common stock at a public offering price of $41.00 per share. The Company received approximately $232.1 million in gross proceeds from the public offering, and approximately $221.4 million in net proceeds after deducting the underwriting discount and offering expenses paid by the Company. The Company’s Chief Executive Officer and one other officer participated in the offering by selling a total of 550,000 shares of the Company’s common stock from the exercise of the underwriter’s option to purchase additional shares. The public offering was made pursuant to the Company’s automatic shelf registration statement on Form S-3 filed with the SEC on January 6, 2021 and prospectus supplement dated January 7, 2021.

STOCK OPTIONS

During the three months ended March 31, 2021, the Company issued an aggregate of 15,522 shares of the Company’s common stock pursuant to the cashless exercise of options.

STOCK WARRANTS

During the three months ended March 31, 2021, the Company issued an aggregate of 239,202 shares of the Company’s common stock pursuant to the exercise of warrants at an exercise price of $4.25 for aggregate net proceeds of $999,540.

During the three months ended March 31, 2021, the Company issued 66,000 shares of the Company’s common stock representing a modification of the initial warrant exercise pursuant to a legal settlement. See Note 9 – Commitments and Contingencies – Litigation and Disputes for details.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three months ended March 31, 2021 and 2020 of $414,060 and $227,361, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of March 31, 2021, there was $4,252,540 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 2.57 years.

6.	RELATED PARTY TRANSACTIONS

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. Pursuant to the agreement, the Company is not required to fund operating losses. The Company owns 40% of the Entity while the other three entities own 60% of the Entity. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which started operations in the Greek EV market. There are currently no plans for the Company to make any capital contributions or investments. During the three months ended March 31, 2021 and 2020, the Company recognized sales of $477,313 and $98,000, respectively, to Hellas. As of March 31, 2021, the Company had a receivable from Hellas of approximately $492,000. The Company determined that the Entity is a variable interest entity, however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through March 31, 2021, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the three months ended March 31, 2021 and 2020.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	LEASES

OPERATING LEASES

As of March 31, 2021, the Company had no leases that were classified as a financing lease. As of March 31, 2021, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses for the three months ended March 31, 2021 and 2020 were $169,678 and $113,599, respectively, and are recorded in other operating expenses on the condensed consolidated statements of operations.

During the three months ended March 31, 2021, the Company entered into a lease for approximately 27,540 square feet of space in Arizona. The lease commenced on January 1, 2021 and will terminate on May 31, 2028. The lease also includes a build-out allowance of $137,000. Monthly payments under the lease, net of buildout allowance, is $18,235 per month. The lease also includes a security deposit of $22,032.

Supplemental cash flows information related to leases was as follows:

	For The Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$169,126	$52,743

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,358,408	$-

Weighted Average Remaining Lease Term
Operating leases	5.96	1.41

Weighted Average Discount Rate
Operating leases	4.9%	6.0%

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	LEASES – CONTINUED

Future minimum payments under non-cancellable leases as of March 31, 2021 were as follows:

For the Years Ending December 31,	Amount

2021	$385,831
2022	468,138
2023	291,546
2024	218,818
2025	218,818
Thereafter	528,810
Total future minimum lease payments	2,111,961
Less: imputed interest	(139,198)
Total	$1,972,763

8.	COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

As of March 31, 2021, the Company had a remaining purchase commitment of approximately $10,000,000, which will become payable upon the suppliers’ delivery of the charging stations and other related items. The purchase commitments were made primarily for future sales and deployments of these charging stations and other related items.

LITIGATION AND DISPUTES

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit and on December 21, 2020 the court appointed Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs. The Co-Lead Plaintiffs filed an Amended Complaint on February 19, 2021. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020. On April 20, 2021, Blink and the other defendants filed a motion to dismiss the Amended Complaint. The deadline for the Co-Lead Plaintiffs to file an opposition brief in response to the motion to dismiss is June 21, 2021 and the deadline for Blink to file a reply in support of the motion to dismiss is July 21, 2021. The Company believes that the claim has no merit, and wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of March 31, 2021 as it determined that any such loss contingency was either not probable or estimable.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

On September 15, 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserts that the Director defendants caused Blink to make the statements that are at issue in the securities class action and, as a result, the Company will incur costs defending against the consolidated Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserts claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he seeks damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. The parties agreed to temporarily stay the Klein Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. The Company has not recorded an accrual related to this matter as of March 31, 2021 as it determined that any such loss contingency was either not probable or estimable.

On December 22, 2020, JMJ Financial v. Blink Charging Co. was filed in the United States District Court for the Southern District of New York, seeking to pursue claims for alleged breach of contract and conversion (the “JMJ Lawsuit”). The complaint alleges that JMJ Financial purchased warrants to acquire 147,057 shares of Blink common stock on or about April 9, 2018, which permitted a cashless exercise, and that on November 23, 2020, JMJ Financial delivered a notice of warrant exercise to Blink and that the Company failed to deliver the shares. The claim alleges breach of contract and conversion; the plaintiff requests damages of at least $4.2 million, attorneys’ fees, and specific enforcement requiring delivery of the shares. In January 2021, the Company entered into a settlement agreement with JMJ under which the parties exchanged releases and the litigation was discontinued with prejudice. The Company did not make a cash payment in the settlement, but rather delivered 66,000 shares of stock, representing a modification of the initial warrant exercise but did not result in the recognition of any incremental expense.

On December 23, 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants sued in the Klein Lawsuit and asserting similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). On February 17, 2021, the parties agreed to consolidate the Klein and Bhatia actions, which the court consolidated under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The parties also agreed to keep in place the temporary stay. The Company believes that the claim has no merit, and wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of March 31, 2021 as it determined that any such loss contingency was either not probable or estimable.

On February 12, 2021, another shareholder derivative lawsuit, captioned Wolery (derivatively on behalf of Blink Charging Co.) v. Buffalino et al., Case No. A-21-829395-C, was filed in the Eighth Judicial District Court in Clark County, Nevada seeking to pursue claims belonging to the Company against Blink’s Board of Directors (the “Wolery Lawsuit”). Blink is named as a nominal defendant. The Wolery complaint alleges that the amount of restricted stock awarded to Blink’s outside directors in December 2020 exceeded the amounts permitted by Blink’s incentive compensation plan. The complaint asks the court to rescind the excess restricted stock awards, as well as other relief. The parties have agreed that the defendants could have an extension to respond to the complaint and consequently no response has been filed. The Company has not recorded an accrual related to this matter as of March 31, 2021 as it determined that any such loss contingency was either not probable or estimable.

9.	SUBSEQUENT EVENTS

On May 10, 2021, pursuant to a Share Purchase Agreement dated April 21, 2021, the Company closed on the acquisition from Blue Corner N.V., a Belgian company (“Blue Corner”), all of its outstanding capital stock. Headquartered in Belgium, Blue Corner owns and operates an EV charging network across Europe. The purchase price for the acquisition of all of Blue Corner’s outstanding capital stock was approximately $24 million (or 20 million Euros), consisting of approximately $23 million (or 19 million Euros) in cash and approximately $1.2 million (1 million Euros) represented by 32,382 shares of the Company’s common stock (the “Consideration Shares”). The number of Consideration Shares was calculated based on the average price of the Company’s common stock during the 30 consecutive trading days immediately preceding the closing date of the Share Purchase Agreement, which equaled $37.66 (or 30.88 Euros) per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” and the “Company”) as of March 31, 2021 and for the three ended March 31, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

Any one or more of these uncertainties, risks and other influences, as well as our inability to avail ourselves of the loan forgiveness provisions of the PPP Loan, could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise

Overview

We are a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EV’s. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its nationwide Blink EV charging network (the “Blink Network”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and other EV-related services. The Blink Network is a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Network provides property owners, managers, parking companies, and state and municipal entities (“Property Partners”), among other types of commercial customers, with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Network also provides EV drivers with vital station information, including station location, availability, and any fees (if applicable).

In order to capture more of revenues derived from providing EV charging equipment to commercial customers and to help differentiate Blink in the EV infrastructure market. Blink offers Property Partners a comprehensive range of solutions for EV charging equipment and services that generally fall into one of the business models below, differentiated by who bears the costs of installation, equipment, maintenance, and the percentage of revenue shared (as applicable).

●	In our Blink-owned turnkey business model, Blink incurs the costs of the charging equipment and installation. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Network. In this model, which favors recurring revenues, Blink incurs most costs associated with the EV charging stations; thus, Blink retains substantially all EV charging revenues after deducting network connectivity and processing fees.

●	In our Blink-owned hybrid business model, Blink incurs the costs of the charging equipment while the Property Partner incurs the costs of installation costs. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Network. In this model, the Property Partner incurs the installation costs associated with the EV station; thus, Blink shares a more generous portion of the EV charging revenues with the Property Partner generated from the EV charging station after deducting network connectivity and processing fee.

●	In our host-owned business model, the Property Partner purchases, owns and operates the Blink EV charging station and incurs the installation costs. Blink works with the Property Partner, providing site recommendations, connectivity to the Blink Network, payment processing, and optional maintenance services. In this model, the Property Partner retains and keeps all the EV charging revenues after deducting network connectivity and processing fees.

●	In our Blink-as-a-service model, Blink owns and operates the EV charging station, while the Property Partner incurs the installation cost. The Property Partner pays to Blink a fixed monthly fee and keeps all the EV charging revenues after deducting network connectivity and processing fees.

As part of Blink’s mission to facilitate the adoption of EVs through the deployment and operation of EV charging infrastructure globally, we are dedicated to slowing climate change by reducing greenhouse gas emissions caused by road vehicles. With the goal of leading the build out of EV charging infrastructure and of maximizing Blink’s share of the EV charging market, we have established strategic commercial, municipal and retail partnerships across industry verticals and encompassing numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal sites, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations.

As of March 31, 2021, we sold or deployed 17,302 chargers , of which 7,191 were on the Blink Network (4,471 Level 2 publicly accessible commercial chargers, 1,441 Level 2 private commercial chargers, 121 DC Fast Charging EV publicly accessible chargers, 11 DC Fast Charging EV private chargers, and 1,147 residential Level 2 Blink EV chargers), and the remainder were non-networked, on other networks or international sales or deployments (225 Level 2 commercial chargers, 6 DC Fast Charging chargers, 9,218 residential Level 2 Blink EV chargers, 607 sold internationally and 55 deployed internationally).

As reflected in our unaudited condensed consolidated financial statements as of March 31, 2021, we had a cash balance of $195,646,354, working capital of $230,972,150 and an accumulated deficit of $194,715,923. During the three months ended March 31, 2021 and 2020, we incurred net losses of $7,364,475 and $2,961,100, respectively. We have not yet achieved profitability.

Recent Developments

2021 Acquisition

On May 10, 2021, pursuant to a Share Purchase Agreement dated April 21, 2021, the Company closed on the acquisition from Blue Corner N.V., a Belgian company (“Blue Corner”), all of its outstanding capital stock. Headquartered in Belgium, Blue Corner owns and operates an EV charging network across Europe. The purchase price for the acquisition of all of Blue Corner’s outstanding capital stock was approximately $24 million (or 20 million Euros), consisting of approximately $23 million (or 19 million Euros) in cash and approximately $1.2 million (1 million Euros) represented by 32,382 shares of the Company’s common stock (the “Consideration Shares”). The number of Consideration Shares was calculated based on the average price of the Company’s common stock during the 30 consecutive trading days immediately preceding the closing date of the Share Purchase Agreement, which equaled $37.66 (or 30.88 Euros) per share.

January 2021 Underwritten Public Offering

In January 2021, we completed an underwritten registered public offering of 5,660,000 shares of our common stock at a public offering price of $41.00 per share. We received approximately $232.1 million in gross proceeds from the public offering, and approximately $221.4 million in net proceeds after deducting the underwriting discount and offering expenses paid by us. We anticipate using the net proceeds to supplement our operating cash flows to fund EV charging station deployment and to finance the costs of acquiring or investing in competitive and complementary businesses, products and technologies as a part of our growth strategy. We also plan to use any remaining proceeds we receive for working capital and other corporate purposes. Our Chief Executive Officer and one other officer participated in the offering by selling a total of 550,000 shares of our common stock from the exercise of the underwriter’s option to purchase additional shares. The public offering was made pursuant to our automatic shelf registration statement on Form S-3 filed with the SEC on January 6, 2021 and prospectus supplement dated January 7, 2021. Barclays Capital Inc. served as the lead book-running manager of the offering.

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

Consolidated Results of Operations

Revenues

Total revenue for the three months ended March 31, 2021 increased by $933,198, or 72%, to $2,232,062 compared to $1,298,864 during the three months ended March 31, 2020.

Charging service revenue from Company-owned charging stations was $181,598 for the three months ended March 31, 2021 as compared to $319,624 for the three months ended March 31, 2020, a decrease of $138,026, or 43%. The decrease was primarily attributable to the decrease in usage of charging stations as a result of COVID-19.

Revenue from product sales was $1,670,594 for the three months ended March 31, 2021 compared to $777,423 during the three months ended March 31, 2020, an increase of $893,171, or 115%. This increase was attributable to increased sales of Generation 2 chargers, DC fast chargers and residential chargers when compared to the same period in 2020.

Network fee revenues were $109,856 for the three months ended March 31, 2021 compared to $55,559 for the three months ended March 31, 2010, an increase of $54,927, or 98%. The increase was attributable to increases in host owned units as well as billings and invoicing to Property Partners during the three months ended 2021 compared to the months ended March 31, 2020.

Warranty revenues were $13,217 for the three months ended March 31, 2021 compared to $8,060 for the three months ended March 31, 2020, an increase of $5,157 or 64%. The increase was primarily attributable to an increase in warranty contracts sold for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Grant and rebate revenues were $150,235 during the three months ended March 31, 2021, compared to $4,579 during the three months ended March 31, 2020, an increase of $145,656, or 3,181%. Grant and rebates relating to equipment and the related installation are generally deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The 2021 revenue was related recognition of $140,000 in Michigan grants associated with the installation of six DC fast charges during the three months ended March 31, 2021 as well as the amortization of previous years’ grants.

Ride-sharing services revenues were $45,512 during the three months ended March 31, 2021 which relates to ride-sharing subscription services with the City of Los Angeles which was associated with the acquisition of BlueLA in September 2020.

Other revenue decreased by $72,569 to $61,050 for the three months ended March 31, 2021 as compared to $133,619 for the three months ended March 31, 2020. The decrease was primarily attributable to lower Low Carbon Fuel Standard (LCFS) credits generated during the three months ended March 31, 2021 compared to the same period in 2020. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended March 31, 2021 were $2,135,683 as compared to $990,142 for the three months ended March 31, 2020, an increase of $1,145,541 or 116%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of charging services-company-owned charging stations (electricity reimbursements) increased by $20,158 to $49,772 for the three months ended March 31, 2021 as compared to $29,614 for the three months ended March 31, 2020. The increase in 2021 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $40,992, or 48%, to $126,421 during the three months ended March 31, 2021 as compared to $85,429 during the three months ended March 31, 2020. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements, as well as a reduction in utilization due to COVID-19.

Cost of product sales increased by $513,917 or 85%, from $603,998 for the three months ended March 31, 2020 as compared to $1,117,915 for the three months ended March 31, 2021. The increase is primarily due to the increase in product sales during the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily due to the increase in product sales of Generation 2, DC fast chargers and home residential chargers during the three months ended March 31, 2021 compared to the same period in 2020. Furthermore, the three months ended March 31, 2021 included a reduction in the provision for excess and obsolete inventory of $81,861 relating to the increased sales of residential home charger units. The three months ended March 31, 2020 included a reduction in the provision for excess and obsolete inventory of $10,878.

Network costs increased by $3,991 or 5%, to $79,393 during the three months ended March 31, 2021 as compared to $75,402 during the three months ended March 31, 2020. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system as compared to the same period in 2020.

Warranty and repairs and maintenance costs increased by $261,151 or 127%, to $114,909 during the three months ended March 31, 2021 from $114,909 during the three months ended March 31, 2020. The increase in 2021 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases. As of March 31, 2021, we recorded a liability of $9,000 which represents the estimated cost of existing backlog of known warranty cases.

Cost of ride-sharing services was $246,117 during the three months ended March 31, 2021 which relates to ride-sharing subscription services with the City of Los Angeles which was associated with the acquisition of BlueLA in September 2020.

Depreciation and amortization expense increased by $174,124, or 216%, to $254,914 for the three months ended March 31, 2021 as compared to $80,790 for the three months ended March 31, 2020. The increase in depreciation expense was attributable to an increase in the number of EV charging stations and vehicles purchased in December 2020 for the recently acquired BlueLA operations.

Operating Expenses

Compensation expense increased by $2,633,684, or 125%, to $4,748,151 (consisting of approximately $4.3 million of cash compensation and benefits and approximately $0.4 million of non-cash compensation) for the three months ended March 31, 2021. Compensation expense was $2,114,467 (consisting of approximately $1.9 million of cash compensation and benefits and approximately $0.2 million of non-cash compensation) for the three months ended March 31, 2020. The increase in compensation expense for the three months ended March 31, 2021 compared to the same period in 2020 was primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated growth of the Company. In addition, compensation expense during the three months ended March 31, 2021 compared the same period in 2020 increased due to additional personnel in conjunction with the acquisitions of BlueLA and U-Go made during 2020.

General and administrative expenses increased by $939,104 or 145%, to $1,584,987 for the three months ended March 31, 2021. General and administrative expenses were $645,883 for the three months ended March 31, 2020. The increase was primarily attributable to increases in legal, investor relations, marketing, consulting and other professional service expenditures of $527,901. Also contributing to the increase in general and administrative expenses were operating expenditures related to the 2020 acquisitions of BlueLA and U-Go which were acquired subsequent to March 31, 2020.

Other operating expenses increased by $582,506, or 103%, to $1,149,706 for the three months ended March 31, 2021 from $567,200 for the three months ended March 31, 2020. The increase was primarily attributable to increases in insurance, software licensing, rent, and use tax expenditures of $566,611. The increase was partially offset by reductions in travel expenses as a result of COVID-19.

Other Income

Other income decreased by $35,738 from $57,728 for the quarter ended March 31, 2020 to $21,990 for the quarter ended March 31, 2021. During the quarter ended March 31, 2021, other income was primarily attributable to interest income of $14,997. During the quarter ended March 31, 2020, other income included earned interest income and dividend income of $15,853 from our cash and marketable securities portfolio, and changes in value of Low Carbon Fuel Standard credits of $32,072.

Net Loss

Our net loss for the three months ended March 31, 2021 increased by $4,403,375 or 149%, to $7,364,475 as compared to $2,961,100 for the three months ended March 31, 2020. The increase was primarily attributable to an increase in compensation expense and general and administrative expenses.

Total Comprehensive Loss

Our total comprehensive loss for the three months ended March 31, 2021 was $7,420,513 whereas our total comprehensive loss for the three months ended March 31, 2020 was $3,142,568.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2021	December 31, 2020
	(unaudited)

Cash	$195,646,354	$22,341,433

Working Capital	$230,972,150	$19,579,775

Notes Payable (Gross)	$872,819	$870,696

During the three months ended March 31, 2021, we financed our activities from proceeds derived from debt and equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the three months ended March 31, 2021 and 2020, we used cash of $8,497,978 and $3,413,141, respectively, in operations. Our cash use for the three months ended March 31, 2021 was primarily attributable to our net loss of $7,364,475, adjusted for net non-cash expenses in the aggregate amount of $1,054,705, and $2,188,208 of net cash used in changes in the levels of operating assets and liabilities. Our cash used for the three months ended March 31, 2020 was primarily attributable to our net loss of $2,961,100, adjusted for net non-cash expenses in the aggregate amount of $220,023, and $672,064 of net cash used in changes in the levels of operating assets and liabilities.

During the three months ended March 31, 2021, net cash used in investing activities was $40,582,908, of which, $36,562,212 was provided in connection with the purchase of marketable securities and $4,020,696 was used to purchase charging stations and other fixed assets. During the three months ended March 31, 2020, net cash provided by investing activities was $799,614, of which, $1,100,516 was provided in connection with the sale of marketable securities and $300,902 was used to purchase charging stations and other fixed assets.

During the three months ended March. 31, 2021, cash provided in financing activities was $222,385,807, of which, $221,405,782 was provided by the sale of common stock in a public offering and $999,540 was provided upon the exercise of warrants, this was offset by $19,515 used to pay down our liability in connection with internal use software. During the three months ended March. 31, 2020, cash used in financing activities was $17,989 which was used to pay down our liability in connection with internal use software.

As of March 31, 2021, we had cash, working capital and an accumulated deficit of $195,646,354, $230,972,150 and $194,715,923, respectively. During the three months ended March 31, 2021, we had a net loss of $7,364,475.

In January 2021, we completed an underwritten registered public offering of 5,660,000 shares of our common stock at a public offering price of $41.00 per share. We received approximately $232.1 million in gross proceeds from the public offering, and approximately $221.4 million in net proceeds after deducting the underwriting discount and offering expenses paid by us. The public offering was made pursuant to our automatic shelf registration statement on Form S-3 filed with the SEC on January 6, 2021 and prospectus supplement dated January 7, 2021.

We are using the net proceeds from the public offering to supplement our operating cash flows to fund EV charging station deployment and finance the costs of acquiring competitive and complementary businesses, products and technologies as a part of our growth strategy, and for working capital and general corporate purposes.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our operating expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. Historically, we have been able to raise funds to support our business operations, although there can be no assurance that we will be successful in raising significant additional funds in the future. We expect that our cash on hand will fund our operations for at least 12 months after from the issuance date of the financial statements included in this quarterly report.

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

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, in our financial statements included elsewhere in this quarterly report.

Revenue Recognition

We recognize revenue primarily from five different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Ride-sharing services – Primarily related to a ride-sharing services agreement with the City of Los Angeles, which allows customers the ability to rent electric vehicles through a subscription service. The Company recognizes revenue over the contractual period of performance of the subscription.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed in accordance with a contractual relationship between the Company and the owner of the station. Other revenues also comprises of revenues generated from alternative fuel credits.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2020, under the heading “Management’s Report on Internal Control Over Financial Reporting” and that continued to exist as of March 31, 2021.

However, as part of its ongoing remediation initiative and with the help of an outside firm, management continued to commit substantial resources to documenting and evaluating our internal controls during the quarter:

●	Management is continuing to review the design and evaluate its internal controls over logical and administrative access to certain IT systems, resources and facilities or to administer IT applications. Management is also continuing to closely monitor progress on the remediation of the previously reported Significant Deficiencies.
●	Management will shortly commence during the second quarter of 2021, the process of validating the operational effectiveness in both first and second quarters of 2021 of (a) the key internal controls forming part of the identified business processes and within the recently implemented NetSuite accounting system; and (b) the internal controls that are put in place as part of the ongoing remediation initiative.

Management expects to make and report continuous progress in the effective remediation of the identified and previously reported material weaknesses and significant deficiencies.

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

Changes in Internal Control over Financial Reporting

Except the above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) or 15d15(d) of the Exchange Act during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For a description of our legal proceedings, see Note 9 – Commitments and Contingencies – Litigation and Disputes in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS.

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2020, the information set forth at the beginning of Management’s Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information,” and updates noted below, you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We have a history of substantial net losses and expect losses to continue in the future; if we do not achieve and sustain profitability our financial condition could suffer.

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $7.4 million for the quarter ended March 31, 2021. As of March 31, 2021, we had net working capital of approximately $231 million and an accumulated deficit of approximately $195 million. We have not yet achieved profitability. These factors raise substantial doubt about our ability to continue as a going concern, as expressed in the notes to our consolidated financial statements. Historically, we have been able to raise funds to support our business operations, although there can be no assurance we will be successful.

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

Any of these factors could cause or contribute to the risks and uncertainties identified in our Annual Report on Form 10-K for the year ended December 31, 2020 and could materially adversely affect our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2021, the Company issued an aggregate of 500 immediately vested options to the Company’s Chairman and Chief Executive Officer with an aggregate grant date fair value of $20,920. The options have exercise prices ranging from $38.45 to $53.84 and have expiration dates from February 2, 2026 to March 31, 2026.

During the three months ended March 31, 2021, the Company granted five-year options to purchase an aggregate of 8,333 shares of common stock to an executive with an exercise price of $56.17 per share. The options vest one year from the date of grant. The options had an aggregate grant date fair value of $427,959, which will be recognized over the vesting period.

During the three months ended March 31, 2021, the Company granted five-year options to purchase an aggregate of 100,000 shares of common stock to an executive with an exercise price of $38.39 per share. One-third of the options will vest on February 25, 2022, the second third will vest on February 25, 2023 and the final third will vest on February 25, 2024. The options had an aggregate grant date fair value of $3,555,886, which will be recognized over the vesting period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation, as amended most recently on August 17, 2017.	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018.	10-K	3.2	04/17/2018
4.1	Warrant Agency Agreement by and between the Company and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering.	8-K	4.1	02/21/2018
4.2	Form of Common Stock Purchase Warrant dated April 9, 2018.	8-K	4.1	04/19/2018
4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	04/02/2020
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.				X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.				X
32.1*	Section 1350 Certification of Principal Executive Officer.				X
32.2*	Section 1350 Certification of Principal Financial Officer.				X

101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

+ Compensatory plan or arrangement.

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2021	BLINK CHARGING CO.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

