Form 10-Q/A
period 2021-03-31
Blink Charging Co.
filed 2021-05-14
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the Securities and Exchange Commission on May 13, 2021 (the “10-Q”). This Amendment is being filed solely to correct an inadvertent error in the first risk factor in the 10-Q. This Amendment does not otherwise modify or update the condensed consolidated financial statements or any other disclosures presented in the 10-Q. This Amendment does not reflect events occurring after the filing of the 10-Q (i.e., those events occurring after May 13, 2021) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-Q and our other filings with the SEC.

BLINK CHARGING CO. AND SUBSIDIARIES

FORM 10-Q/A

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

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” and the “Company”) as of March 31, 2021 and for the three ended March 31, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Amendment No.1 to the Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Blink. This Amendment No.1 to the Form 10-Q contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Amendment No.1 to the Form 10-Q may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as discussed elsewhere in this Amendment No.1 to the Form 10-Q, particularly in Part II, Item IA - Risk Factors.

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

Recently Issued Accounting Standards

For a description of our recently issued accounting standards, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Amendment No.1 to the Form 10-Q.

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

For a description of our legal proceedings, see Note 9 – Commitments and Contingencies – Litigation and Disputes in Part 1, Item 1 of this Amendment No.1 to the Form 10-Q.

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

Date: May 14, 2021	BLINK CHARGING CO.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

