Form 10-Q
period 2021-06-30
Blink Charging Co.
filed 2021-08-13
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 11, 2021, the registrant had 42,159,202 shares of common stock outstanding.

BLINK CHARGING CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
Assets

Current Assets:
Cash	$142,052,894	$22,341,433
Marketable securities	53,564,600	-
Accounts receivable and other receivables, net	4,423,094	347,967
Inventory, net	5,547,312	1,816,135
Prepaid expenses and other current assets	2,960,815	1,219,488

Total Current Assets	208,548,715	25,725,023
Restricted cash	76,588	76,399
Property and equipment, net	12,632,851	5,636,063
Operating lease right-of-use asset	1,859,301	615,825
Intangible assets, net	3,982,198	46,035
Goodwill	19,264,670	1,500,573
Other assets	251,000	387,617
Total Assets	$246,615,323	$33,987,535

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$6,091,147	$3,358,852
Accrued expenses and other current liabilities	2,287,879	1,328,834
Current portion of notes payable	570,662	574,161
Current portion of operating lease liabilities	630,028	403,915
Current portion of deferred revenue	1,189,758	479,486

Total Current Liabilities	10,769,474	6,145,248
Operating lease liabilities, non-current portion	1,430,497	285,501
Other liabilities	90,000	90,000
Notes payable, non-current portion	303,371	296,535
Deferred revenue, non-current portion	20,603	6,654

Total Liabilities	12,613,945	6,823,938

Series B Convertible Preferred Stock, 10,000 shares designated, 0 issued and outstanding as of June 30, 2021 and December 31, 2020	-	-

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Series C Convertible Preferred Stock, 250,000 shares designated, 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Series D Convertible Preferred Stock, 13,000 shares designated, 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 42,140,145 and 35,951,097 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	42,140	35,951
Additional paid-in capital	442,565,107	214,479,094
Accumulated other comprehensive income	(431,341)	-
Accumulated deficit	(208,174,528)	(187,351,448)

Total Stockholders’ Equity	234,001,378	27,163,597

Total Liabilities and Stockholders’ Equity	$246,615,323	$33,987,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues:
Product sales	$3,267,143	$1,274,354	$4,937,737	$2,051,777
Charging service revenue - company-owned charging stations	586,173	87,250	767,771	406,874
Network fees	105,964	71,271	215,820	126,830
Warranty	18,587	8,419	31,804	16,479
Grant and rebate	74,067	3,912	224,302	8,491
Ride-sharing services	189,219	-	234,731	-
Other	113,999	127,404	175,049	261,023

Total Revenues	4,355,152	1,572,610	6,587,214	2,871,474

Cost of Revenues:
Cost of product sales	2,364,952	922,808	3,482,867	1,391,876
Cost of charging services - company-owned charging stations	60,395	35,874	110,167	65,488
Host provider fees	140,286	28,086	266,707	113,515
Network costs	93,748	147,290	173,141	357,622
Warranty and repairs and maintenance	196,118	17,734	457,269	132,643
Ride-sharing services	423,960	-	670,077	-
Depreciation and amortization	431,605	6,938	686,519	87,728
Total Cost of Revenues	3,711,064	1,158,730	5,846,747	2,148,872

Gross Profit	644,088	413,880	740,467	722,602

Operating Expenses:
Compensation	9,170,320	2,305,735	13,918,471	4,420,205
General and administrative expenses	2,532,458	670,635	4,117,445	1,316,536
Other operating expenses	1,286,575	459,418	2,436,281	1,026,618

Total Operating Expenses	12,989,353	3,435,788	20,472,197	6,763,359

Loss From Operations	(12,345,265)	(3,021,908)	(19,731,730)	(6,040,757)

Other Income (Expense):
Interest (expense) income	(5,993)	5,257	9,004	21,110
Loss on settlement	(1,000,000)	-	(1,000,000)	-
Loss on foreign exchange	(107,669)	-	(107,669)	-
Gain on settlement of accounts payable, net	-	19,086	-	19,086
Change in fair value of derivative and other accrued liabilities	(289)	(16,560)	6,704	(16,039)
Other income (loss)	611	(15,367)	611	25,987

Total Other (Expense) Income	(1,113,340)	(7,584)	(1,091,350)	50,144
Net Loss	$(13,458,605)	$(3,029,492)	$(20,823,080)	$(5,990,613)
Net Loss Per Share:
Basic	$(0.32)	$(0.11)	$(0.50)	$(0.22)
Diluted	$(0.32)	$(0.11)	$(0.50)	$(0.22)

Weighted Average Number of Common Shares Outstanding:
Basic	42,037,492	28,327,701	41,587,793	27,584,918
Diluted	42,037,492	28,327,701	41,587,793	27,584,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net Loss	$(13,458,605)	$(3,029,492)	$(20,823,080)	$(5,990,613)
Other Comprehensive Income (Loss):
Reclassification adjustments of gain on sale of marketable securities included in net loss	-	15,188	-	(98,337)
Cumulative translation adjustments	(387,842)	-	(387,842)	-
Change in fair value of marketable securities	12,539	47,863	(43,499)	(20,079)

Total Comprehensive Loss	$(13,833,908)	$(2,966,441)	$(21,254,421)	$(6,109,029)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2021	35,951,097	$35,951	$214,479,094	$-	$(187,351,448)	$27,163,597

Common stock issued in public offering, net of issuance costs [1]	5,660,000	5,660	221,400,122	-	-	221,405,782

Common stock issued upon exercise of warrants	239,202	239	999,301	-	-	999,540

Common stock issued upon cashless option exercise	15,522	16	(16)	-	-	-

Common stock issued upon cashless warrant exercise	66,000	66	(66)	-	-	-

Common stock issued as consideration for property and equipment	13,123	13	599,987	-	-	600,000

Stock-based compensation	470	-	418,616	-	-	418,616

Other comprehensive loss	-	-	-	(56,038)	-	(56,038)

Net loss	-	-	-	-	(7,364,475)	(7,364,475)

Balance - March 31, 2021	41,945,414	$41,945	$437,897,038	$(56,038)	$(194,715,923)	$243,167,022

Issuance costs related to common stock issued in public offering	-	-	(72,687)	-	-	(72,687)

Common stock issued pursuant to cashless option exercise	22,974	23	(23)	-	-	-

Common stock issued upon exercise of warrants	102,684	103	428,004	-	-	428,107

Common stock issued as purchase consideration of Blue Corner	32,382	32	790,260	-	-	790,292

Stock-based compensation	36,691	37	3,522,515	-	-	3,522,552

Other comprehensive loss	-	-	-	(375,303)	-	(375,303)

Net loss	-	-	-	-	(13,458,605)	(13,458,605)

Balance - June 30, 2021	42,140,145	$42,140	$442,565,107	$(431,341)	$(208,174,528)	$234,001,378

[1]	Includes gross proceeds of $232,060,000, less issuance costs of $10,654,218.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020

(unaudited)

	Convertible Preferred Stock				Additional	Accumulated Other		Total
	Series D		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2020	5,125	$5	26,322,583	$26,323	$176,729,926	$183,173	$(169,504,981)	$7,434,446

Stock-based compensation	-	-	-	-	276,675	-	-	276,675

Common stock issued upon conversion of Series D convertible preferred stock	(5,125)	(5)	1,642,628	1,642	(1,637)	-	-	-

Other comprehensive loss	-	-	-	-	-	(181,468)	-	(181,468)

Net loss	-	-	-	-	-	-	(2,961,100)	(2,961,100)

Balance - March 31, 2020	-	$-	27,965,211	$27,965	$177,004,964	$1,705	$(172,466,081)	$4,568,553

Common stock issued in public offering [1]	-	-	1,660,884	1,661	3,755,948	-	-	3,757,609

Stock-based compensation	-	-	57,542	58	72,070	-	-	72,128

Other comprehensive income	-	-	-	-	-	63,052	-	63,052

Net loss	-	-	-	-	-	-	(3,029,513)	(3,029,513)

Balance - June 30, 2020	-	$-	29,683,637	$29,684	$180,832,982	$64,757	$(175,495,594)	$5,431,829

[1]	Includes gross proceeds of $3,998,618, less issuance costs of $241,009. As of June 30, 2020, $600,808 of net proceeds had not been received by the Company and was included as a subscription receivable.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(20,823,080)	$(5,990,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,944,683	195,622
Dividend and interest income	(61,784)	(77,309)
Change in fair value of derivative and other accrued liabilities	6,704	(16,039)
Provision for bad debt	253,274	33,894
Provision for slow moving and obsolete inventory	-	7,646
Gain on settlement of accounts payable, net	-	19,086
Stock-based compensation:
Common stock	1,138,909	(56,993)
Options	2,944,601	388,388
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,802,826)	(195,130)
Inventory	(3,372,703)	(1,393,376)
Prepaid expenses and other current assets	(1,219,985)	177,427
Other assets	244,522	-
Accounts payable and accrued expenses	(282,107)	612,840
Lease liabilities	(177,328)	(93,225)
Deferred revenue	261,885	(287,800)

Total Adjustments	(122,155)	(684,969)

Net Cash Used In Operating Activities	(20,945,235)	(6,675,582)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	4,553,384	2,755,134
Purchase of marketable securities	(58,012,701)	-
Capitalization of engineering costs paid	(237,127)	-
Cash acquired in the purchase of Blue Corner	242,868	-
Purchase consideration of Blue Corner	(22,985,041)	-
Purchases of property and equipment	(5,019,549)	(445,479)

Net Cash (Used In) Provided By Investing Activities	(81,458,166)	2,309,655

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	221,333,095	3,195,968
Proceeds from issuance of notes payable	-	855,666
Proceeds from exercise of warrants	1,427,647	-
Payment of financing liability in connection with internal use software	(39,318)	(32,821)

Net Cash Provided By Financing Activities	222,721,424	4,018,813

Effect of Exchange Rate Changes on Cash	(606,373)	-

Net Increase (Decrease) In Cash	119,711,650	(347,114)

Cash and Restricted Cash - Beginning of Period	22,417,832	4,168,837

Cash and Restricted Cash - End of Period	$142,129,482	$3,821,723

Cash and restricted cash consisted of the following:
Cash	$142,052,894	$3,821,723
Restricted cash	76,588	-
	$142,129,482	$3,821,723

[1]	Includes gross proceeds of $232,060,000, less issuance costs of $10,726,905.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — Continued

(unaudited)

	For The Six Months Ended
	June 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Non-cash investing and financing activities:
Common stock issued upon conversion of Series D convertible preferred stock	$-	$5
Reduction of additional pain-in capital for public offering issuance costs for public offering issuance costs that were previously paid	$-	$(39,167)
Common stock issued upon cashless option exercises	$39	$-
Common stock issued upon cashless warrant exercise	$66	$-
Common stock issued as consideration for property and equipment	$600,000	$-
Common stock issued as purchase consideration of Blue Corner	$790,292	$-
Interest expense converted into principal	$2,123	$-
Right-of-use assets obtained in exchange for lease obligations	$1,358,408	$-
Change in fair value of marketable securities	$(43,499)	$(20,079)
Subscription receivable, net of issuance costs of $18,704	$-	$600,808
Transfer of inventory to property and equipment	$(867,700)	$(1,011,637)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS, BASIS OF PRESENTATION AND RISKS AND UNCERTAINTIES

Organization and Operations

Blink Charging Co., through its wholly-owned subsidiaries (collectively, the “Company” or “Blink”), is a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services. Blink offers residential and commercial EV charging equipment, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its Blink EV charging network (the “Blink Network”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and other EV-related services. The Blink Network provides property owners, managers, parking companies, and state and municipal entities (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Network also provides EV drivers with vital station information, including station location, availability and fees.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2021 and for the six months then ended. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2020 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Risks and Uncertainties

The Covid-19 pandemic has impacted global stock markets and economies. The Company continues to closely monitors the impact of the continuing presence of Covid-19 and multiple Covid-19 variants. The Company has taken precautions to ensure the safety of its employees, customers and business partners, while assuring business continuity and reliable service and support to its customers. The Company continues to receive orders for its products, although some shipments of equipment have been temporarily delayed. The global chip shortage has caused some delays in the delivery of equipment orders from the Company’s contract manufacturer. As federal, state and local economies begin to return to pre-pandemic levels and with vaccines being administered, the Company expects demand for charging station usage to increase, however the Company is unable to predict the extent of such recovery due to the recent increase in infection rates of Covid-19. As a result, the Company is unable to predict the ultimate impact equipment order delays, chip shortage and continuous presence of Covid-19 will have on its business, future results of operations, financial position, or cash flows.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the period covered by the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

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

The following is a summary of the unrealized gains, losses, and fair value by investment type as of June 30, 2021:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income	$53,608,099	38,014	$(81,513)	$53,564,600

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Euro. Assets and liabilities are translated based on the exchange rates at the balance sheet date (1.1886) as of June 30, 2021, while expense accounts are translated at the weighted average exchange rate for the period (1.2097) for the six months ended June 30, 2021. Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income. Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue primarily from five different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Ride-sharing services – Primarily related to ride-sharing services agreement with the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service. The Company recognizes revenue over the contractual period of performance of the subscription.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed in accordance with a contractual relationship between the Company and the owner of the station. Other revenues also comprises revenues generated from alternative fuel credits.

The following table summarizes revenue recognized under ASC 606 in the condensed consolidated statements of operations:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues - Recognized at a Point in Time:
Charging service revenue - company-owned charging stations	$586,173	$87,250	$767,771	$406,874
Product sales	3,267,143	1,274,354	4,937,737	2,051,777
Other	113,999	127,404	175,049	261,023
Total Revenues - Recognized at a Point in Time	3,967,315	1,489,008	5,880,557	2,719,674

Revenues - Recognized Over a Period of Time:
Ride-sharing services	189,219	-	234,731	-
Network and other fees	124,551	79,690	247,624	143,309
Total Revenues - Recognized Over a Period of Time	313,770	79,690	482,355	143,309

Total Revenue Under ASC 606	$4,281,085	$1,568,698	$6,362,912	$2,862,983

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

As of June 30, 2021, the Company had $1,210,080 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of June 30, 2021. The Company expects to satisfy its remaining performance obligations for network fees and warranty revenue and recognize the revenue within the next twelve months.

During the three and six months ended June 30, 2021, the Company recognized $118,801 and $246,729, respectively, of revenues related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2020. During the six months ended June 30, 2021, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants and rebates which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over the useful life of the charging station. During the three months ended June 30, 2021 and 2020, the Company recognized $74,067 and $3,912, respectively, related to grant and rebate revenue. During the six months ended June 30, 2021 and 2020, the Company recognized $224,302 and $8,491, respectively, related to grant and rebate revenue. At June 30, 2021 and December 31, 2020, there was $69,792 and $70,356, respectively, of deferred grant and rebate revenue to be amortized.

CONCENTRATIONS

As of June 30, 2021, a significant customer represented 10% of total accounts receivable. Another significant customer represented 23% of total accounts receivable.

During the six months ended June 30, 2021, sales to a significant customer represented 12% of total revenue. During the three and six months ended June 30, 2020, revenues from one significant customer represented 30% and 45%, respectively, of total revenues. During the three and six months ended June 30, 2020, revenues from another significant customer represented 11% and 10%, respectively, of total revenues.

GOODWILL AND INTANGIBLE ASSETS

Goodwill is the excess of consideration paid for an acquired entity over the amounts assigned to assets acquired, including other identifiable intangible assets, and liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, the Company performs an assessment to determine the acquisition date fair value of the acquired company’s tangible and identifiable intangible assets and liabilities.

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then the Company may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company determines fair value through multiple valuation techniques and weights the results accordingly. The Company is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. The Company has elected to perform its annual goodwill impairment review on November 1 of each year.

As of June 30, 2021, there were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the three and six months ended June 30, 2021.

Identifiable intangible assets primarily include trade name, customer relationships, favorable leases, internally developed technology, capitalized engineering costs and non-compete agreements. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company will compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events or changes in circumstances that would indicate intangible assets were impaired during the three and six months ended June 30, 2021.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three and Six Months Ended
	June 30,
	2021	2020
Warrants	3,339,294	7,756,043
Options	1,123,110	646,715
Unvested restricted common stock	48,819	109,733
Total potentially dilutive shares	4,511,223	8,512,491

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2021. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

RECENTLY ISSUED ACCOUNTING STANDARDS

On May 3, 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is evaluating this new standard and its impact on its condensed consolidated financial statements and related disclosure.

3. BUSINESS COMBINATION

On May 10, 2021, pursuant to a Share Purchase Agreement dated April 21, 2021, the Company closed on the acquisition from the shareholders of Blue Corner NV, a Belgian company (“Blue Corner”), of all of the outstanding capital stock of Blue Corner. Headquartered in Belgium, with sales representative offices in several other European cities, Blue Corner owns and operates an EV charging network across Europe. The acquisition of Blue Corner was made to enter the European market and provide an opportunity to expand the Company’s footprint in this region. The purchase price for the acquisition of all of Blue Corner’s outstanding capital stock was approximately $23.8 million (or €20 million), consisting of approximately $23 million (or €19 million) in cash and approximately $0.8 million (€0.7 million) represented by 32,382 shares of the Company’s common stock (the “Consideration Shares”). The fair value of Consideration Shares was calculated based on the average price of the Company’s common stock during the 30 consecutive trading days immediately preceding the closing date of the Share Purchase Agreement, which equaled $37.66 (or €30.88) per share, reduced by a discount for illiquidity due to the 12 month lockup that exists on any sales or transfers. The Company also agreed to execute management agreements with key Blue Corner personnel, including equity incentive packages consisting of additional shares of our common stock which is compensatory and not included in the purchase price for this acquisition. The Company entered an escrow agreement pursuant to the Share Purchase Agreement, under which the Company paid approximately $2.1 million (€1.725 million) of the purchase price into an escrow account for a period of up to 18 months following the closing to cover any losses or damages the Company may incur by reason of any misrepresentation or breach of warranty by Blue Corner under the Share Purchase Agreement.

In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Blue Corner, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC Topic 805, Business Combinations (“ASC 805”). The Blue Corner acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable, and certain fixed assets.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. BUSINESS COMBINATION – CONTINUED

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date of Blue Corner:

Purchase price allocation

Purchase Consideration:
Cash	$22,985,041
Common stock	790,292

Total Purchase Consideration	$23,775,333

Less:

Fixed assets	1,229,291
Trade name	342,744
Customer relationships	1,800,013
Favorable leases	291,697
Internally developed technology	1,232,420
Non-compete agreements	148,279
Other liabilities	135,234
Other assets	241,087
Debt-free net working capital	590,471

Fair Value of Identified Net Assets	6,011,236

Remaining Unidentified Goodwill Value	$17,764,097

Changes in the balance of identified intangible assets and goodwill reflected on the balance sheet are the result of the impact of the change in foreign currency exchange rates.

The components of debt free net working capital are as follows:

Current assets:
Cash	$244,006
Accounts receivable	2,594,894
Prepaid expenses and other current assets	373,588
Inventory	1,418,784

Total current assets	4,631,272

Less current liabilities:
Accounts payable and accrued expenses	3,569,320
Deferred revenue	471,481

Total current liabilities	4,040,801

Debt free net working capital	$590,471

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from this acquisition. Goodwill of $17,764,097 from the acquisition of Blue Corner is not expected to be deductible for income tax purposes.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. BUSINESS COMBINATION – CONTINUED

The condensed consolidated financial statements of the Company include the results of operations from Blue Corner as of May 10, 2021 to June 30, 2021 and does not include results of operations for the three and six months ended June 30, 2020. The results of operations of Blue Corner from May 10, 2021 to June 30, 2021 included revenues of $1,915,144 and a net loss of $301,030.

The following table presents the unaudited, pro forma consolidated results of operations for the three and six months ended June 30, 2021 as if the acquisition of Blue Corner had occurred at the beginning of fiscal year 2020. The pro forma information provided below is compiled from the pre-acquisition financial information of Blue Corner and includes pro forma adjustments for interest expense and adjustments to certain expenses. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2020 or (ii) future results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$7,767,537	$2,806,588	$11,551,160	$4,643,681
Net loss	$(13,803,519)	$(3,495,978)	$(22,027,649)	$(7,183,939)

The above pro forma information includes pro forma adjustments to remove the effect of interest expense recognized in the results of operations of Blue Corner during the three and six months ended June 30, 2021 of $90,008 and $286,574, respectively, and three and six months ended June 30, 2020 of $220,202.

4. PROPERTY AND EQUIPMENT

On January 22, 2021, the Company completed its purchase of approximately 10,000 square feet of office condominium space which became the Company’s corporate headquarters. The purchase price was $4 million, of which, $600,000 was paid in the Company’s common stock (13,123 shares) and $3,400,000 in cash.

See Note 3 - Business Combination for additional details of the acquisition of property and equipment.

5. INTANGIBLE ASSETS

	June 30, 2021	December 31, 2020	Useful Lives
Internal use software	$184,141	$184,141	3 years
Capitalized engineering costs	281,321	-	Indefinite
Trade name	342,744	-	1.5 years
Customer relationships	1,800,013	-	5.6 years
Favorable leases	291,697	-	1.6 years
Internally developed technology	1,232,420	-	3 years
Non-compete agreements	148,279	-	2 years
	4,280,615	184,141
Less: accumulated amortization	(298,417)	(138,106)
Intangible assets, net	$3,982,198	$46,035

Amortization expense during the three months ended June 30, 2021 and 2020 was $144,967 and $15,345, respectively. Amortization expense during the six months ended June 30, 2021 and 2020 were $160,311 was $30,690, respectively.

See Note 3 - Business Combination for additional details.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
	(unaudited)
Accrued host fees	$125,698	$119,906
Accrued professional, board and other fees	191,403	109,809
Accrued wages	727,279	403,024
Accrued commissions	55,429	46,577
Warranty payable	7,000	10,000
Accrued income, property and sales taxes payable	372,713	357,467
Accrued issuable equity	312,069	184,234
VAT payable	190,495	-
Other accrued expenses	305,793	97,817
Total accrued expenses and other current liabilities	$2,287,879	$1,328,834

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

COMMON STOCK

During the six months ended June 30 2021, the Company issued 32,382 shares as partial consideration for its acquisition of Blue Corner. See Note 3 – Business Combination for additional details.

During the six months ended June 30, 2021, the Company issued an aggregate of 37,161 shares as compensation for services. The shares had an issuance date fair value of $996,144.

During the six months ended June 30 2021, the Company issued 13,123 shares as partial consideration for the purchase of property and equipment. See Note 4 – Property and Equipment for additional details.

STOCK OPTIONS

During the six months ended June 30, 2021, the Company issued an aggregate of 38,496 shares of the Company’s common stock pursuant to the cashless exercise of options.

See Note 10 – Commitments and Contingencies – CEO Employment Agreement for details associated with options granted to the Company’s CEO.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK WARRANTS

During the six months ended June 30, 2021, the Company issued an aggregate of 341,886 shares of the Company’s common stock pursuant to the exercise of warrants at an exercise price of $4.25 for aggregate net proceeds of $1,427,647.

During the six months ended June 30, 2021, the Company issued 66,000 shares of the Company’s common stock representing a modification of the initial warrant exercise pursuant to a legal settlement. See Note 10 – Commitments and Contingencies – Litigation and Disputes for details.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock and stock options for the three and six months ended June 30, 2021 of $3,669,451 and $4,083,511, respectively, and for the three and six months ended June 30, 2020 of $104,034 and $331,395, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of June 30, 2021, there was $16,856,121 of unrecognized stock-based compensation expense that will be recognized over the weighted average period of 0.94 years which includes $11,619,831 of unrecognized stock-compensation of expense relating to the special four-year performance option for the CEO.

See Note 10- Commitments and Contingencies for additional details.

8. RELATED PARTY TRANSACTIONS

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. Pursuant to the agreement, the Company is not required to fund operating losses. The Company owns 40% of the Entity while the other three entities own 60% of the Entity. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which started operations in the Greek EV market. There are currently no plans for the Company to make any capital contributions or investments. During the three and six months ended June 30, 2021, the Company recognized sales of $314,773 and $791,453, respectively, and $174,799 and $272,964 during the three and six months ended June 30, 2020, respectively, to Hellas. As of June 30, 2021, the Company had a receivable from Hellas of approximately $464,000. The Company determined that the Entity is a variable interest entity, however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through June 30, 2021, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the three and six months ended June 30, 2021 and 2020.

9. LEASES

OPERATING LEASES

As of June 30, 2021, the Company had no leases that were classified as a financing lease. As of June 30, 2021, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses for the three and six months ended June 30, 2021 were $128,415 and $298,093, respectively, and for the three and six months ended June 30, 2020 were $120,640 and $234,059, respectively, and are recorded in other operating expenses on the condensed consolidated statements of operations.

During the six months ended June 30, 2021, the Company entered into a lease agreement for approximately 27,540 square feet of space in Arizona. The lease commenced on January 1, 2021 and will terminate on May 31, 2028. The lease also includes a build-out allowance of $137,000. Monthly payments under the lease, net of buildout allowance, is $18,235 per month. The lease also includes a security deposit of $22,032.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. LEASES – CONTINUED

Supplemental cash flows information related to leases was as follows:

	For The Six Months Ended
	June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases
	$273,820	$166,963
Right-of-use assets obtained in exchange for lease obligations:
Operating leases
	$1,358,408	$-
Weighted Average Remaining Lease Term
Operating leases
	5.79	0.92
Weighted Average Discount Rate
Operating leases
	4.9%	6.0%

Future minimum payments under non-cancellable leases as of June 30, 2021 were as follows:

For the Years Ending December 31,	Amount

2021	$376,314
2022	661,330
2023	291,546
2024	218,818
2025	218,818
Thereafter	528,810
Total future minimum lease payments	2,295,636
Less: imputed interest	(235,111)
Total	$2,060,525

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

As of June 30, 2021, the Company had a remaining purchase commitment of approximately $12,000,000, which will become payable upon the suppliers’ delivery of the charging stations and other related items. The purchase commitments were made primarily for future sales and deployments of these charging stations and other related items.

LITIGATION AND DISPUTES

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit and on December 21, 2020 the court appointed Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs. The Co-Lead Plaintiffs filed an Amended Complaint on February 19, 2021. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020.  On April 20, 2021, Blink and the other defendants filed a motion to dismiss the Amended Complaint, which has now been fully briefed and is ready for review. The Company believes that the claim has no merit, and wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of June 30, 2021 as it determined that any such loss contingency was either not probable or estimable.

On September 15, 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserts that the Director defendants caused Blink to make the statements that are at issue in the securities class action and, as a result, the Company will incur costs defending against the consolidated Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserts claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he seeks damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. The parties agreed to temporarily stay the Klein Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. The Company has not recorded an accrual related to this matter as of June 30, 2021 as it determined that any such loss contingency was either not probable or estimable.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

On December 23, 2020, a shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants sued in the Klein Lawsuit and asserting similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). On February 17, 2021, the parties agreed to consolidate the Klein and Bhatia actions, which the court consolidated under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The parties also agreed to keep in place the temporary stay. The Company believes that the claim has no merit, and wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of June 30, 2021 as it determined that any such loss contingency was either not probable or estimable.

On February 12, 2021, a shareholder derivative lawsuit, captioned Wolery (derivatively on behalf of Blink Charging Co.) v. Buffalino et al., Case No. A-21-829395-C, was filed in the Eighth Judicial District Court in Clark County, Nevada seeking to pursue claims belonging to the Company against Blink’s Board of Directors (the “Wolery Lawsuit”). Blink is named as a nominal defendant. The Wolery complaint alleges that the amount of restricted stock awarded to Blink’s outside directors in December 2020 exceeded the amounts permitted by Blink’s incentive compensation plan. The complaint asks the court to rescind the excess restricted stock awards, as well as other relief. The parties have agreed that the defendants could have an extension to respond to the complaint and consequently no response has been filed. The Company has not recorded an accrual related to this matter as of June 30, 2021 as it determined that any such loss contingency was either not probable or estimable.

CEO EMPLOYMENT AGREEMENT

On May 28, 2021, entered into a new employment agreement (the “Employment Agreement”) with the Company’s Executive Chairman and Chief Executive Officer (the “CEO”). The term of the Employment Agreement is January 1, 2021 through December 31, 2023 (the “Term”).

Under the Employment Agreement, the CEO will receive a base salary of $800,000 for 2021 and $850,000 and $900,000 for 2022 and 2023, respectively. The CEO will be eligible to receive an annual performance bonus (payable in cash and securities), with a target bonus of 100% of the base salary, with the CEO eligible to receive up to 200% of the base salary based on the achievement of key performance indicators established by the Board of Directors and the CEO (“KPIs”). The CEO will receive equity awards (one-half in restricted stock and one-half in stock options) with a target aggregate value of $1,000,000, with the actual amount determined by the achievement of KPIs during each year of the Term. The CEO also received a special four-year performance option to purchase 475,285 shares of common stock at an exercise price of $37.40 per share, which will vest if the Company’s stock price on the NASDAQ exchange reaches and remains on average for a period of 20 consecutive market days at a closing price of $90 per share during the four-year term of the option. The performance option had a grant date fair value of approximately $13.5 million, which was estimated using a third-party provider who utilized a Monte Carlo simulation model. The Company will recognize the fair value over the derived service period of the award, which was determined to be 0.64 years.

Additionally, the CEO received one-time awards and payments in satisfaction of its 2020 bonuses, equity awards, and a salary catch-up since the expiration of his prior agreement in June 2020. The Employment Agreement provides that, if the CEO is terminated without cause, resigns for good reason, dies or becomes disabled during the Term, he will receive his base salary for the remainder of the Term and payment of 2.6 times his target performance bonus/equity awards and base salary. In the event of a termination without cause or resignation for good reason within nine months prior to or 18 months following a change in control, the multiple in the previous sentence will be 3.5 times.

The Employment Agreement also contains covenants (a) restricting Mr. Farkas from engaging in any activities competitive with the Company’s business during the Term and one year thereafter, (b) prohibiting Mr. Farkas from disclosure of confidential information regarding the Company at any time and (c) confirming that all intellectual property developed by Mr. Farkas during the term of the employment agreement which specifically relates to the EV charging business constitutes the Company’s sole and exclusive property. Mr. Farkas may be entitled to additional bonuses should his developments are commercialized by the Company.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES – CONTINUED

CEO EMPLOYMENT AGREEMENT – CONTINUED

The Employment Agreement provides that a commission sales agreement entered into on November 17, 2009 between an entity controlled by the CEO and a predecessor to the Company will remain suspended and no payments will be due thereunder for as long as the CEO is a full-time employee of the Company and is paid a monthly salary of at least $30,000. Finally, the Company and the CEO agreed to resolve a dispute over the CEO’s transfer of 260,000 shares of the Company’s common stock to a prior institutional investor through a settlement agreement and payment of $1,000,000 from the Company to the CEO. The payment of $1,000,000 was recognized as a loss on settlement in the statements of operations during the three and six months ended June 30, 2021.

11. SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the Company obtained forgiveness of one of its PPP Loans in the amount of $378,744. As of the date of filing, the Company’s other PPP Loan is still pending forgiveness.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” and the “Company”) as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

At Blink Charging, our highest priority remains the safety, health and well-being of our employees, their families and our communities and we remain committed to serving the needs of our customers. The Covid-19 pandemic is a highly fluid situation and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the continued presence of Covid-19 and multiple Covid-19 variants on our business as we learn more and the impact of Covid-19 on our industry becomes clearer.

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

We are a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EV’s. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its nationwide Blink EV charging network (the “Blink Network”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and other EV-related services. The Blink Network is a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Network provides property owners, managers, parking companies, and state and municipal entities (“Property Partners”), among other types of commercial customers, with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Network also provides EV drivers with vital station information, including station location, availability, and fees.

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

As of June 30, 2021, since its inception excluding Blue Corner, we sold, deployed or acquired through acquisitions 18,246 chargers , of which 7,360 were on the Blink Network (4,517 Level 2 publicly accessible commercial chargers, 1,555 Level 2 private commercial chargers, 105 DC Fast Charging EV publicly accessible chargers, 25 DC Fast Charging EV private chargers, and 1,158 residential Level 2 Blink EV chargers), and the remainder were non-networked, on other networks or international sales or deployments (173 Level 2 commercial chargers, 6 DC Fast Charging chargers, 9,823 residential Level 2 Blink EV chargers, 819 sold internationally and 55 deployed internationally). The charger units herein are net of swap-out or replacement units.

In addition, as of August 4, 2021, since its inception our recently acquired Blue Corner, sold or deployed 8,714 independent charge points which all were on Blue Corner’s network which comprised of 3,816 Level 2 publicly accessible commercial independent charge points, 25 DC Fast Charging publicly assessable commercial independent charge points and 4,873 private L2, private DC Fast Charging and private residential independent charge points.

As reflected in our unaudited condensed consolidated financial statements as of June 30, 2021, we had a cash balance of $142,052,894, working capital of $197,779,241 and an accumulated deficit of $208,174,528. During the three and six months ended June 30, 2021, we incurred net losses of $13,458,605 and $20,823,080, respectively. We have not achieved profitability.

Recent Developments

May 2021 Acquisition of Blue Corner

On May 10, 2021, pursuant to a Share Purchase Agreement dated April 21, 2021, the Company closed on the acquisition from the shareholders of Blue Corner NV, a Belgian company (“Blue Corner”), of all of the outstanding capital stock of Blue Corner. Headquartered in Belgium, with sales representative offices in several other European cities, Blue Corner owns and operates an EV charging network across Europe. The acquisition of Blue Corner was made to enter the European market and provide an opportunity to expand the Company’s footprint in this region. The purchase price for the acquisition of all of Blue Corner’s outstanding capital stock was approximately $23.8 million (or €20 million ), consisting of approximately $23 million (or €19 million) in cash and approximately $0.8 million (€0.7 million) represented by 32,382 shares of the Company’s common stock (the “Consideration Shares”). The fair value of Consideration Shares was calculated based on the average price of the Company’s common stock during the 30 consecutive trading days immediately preceding the closing date of the Share Purchase Agreement, which equaled $37.66 (or €30.88) per share, reduced by a discount for illiquidity due to the 12 month lockup that exists on any sales or transfers. The Company also agreed to execute management agreements with key Blue Corner personnel, including equity incentive packages consisting of additional shares of our common stock which is compensatory and not included in the purchase price for this acquisition. The Company entered an escrow agreement pursuant to the Share Purchase Agreement, under which the Company paid approximately $2.1 million (€1.725 million) of the purchase price into an escrow account for a period of up to 18 months following the closing to cover any losses or damages the Company may incur by reason of any misrepresentation or breach of warranty by Blue Corner under the Share Purchase Agreement.

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

Note on Covid-19

The Covid-19 pandemic has impacted global stock markets and economies. We closely monitor the impact of the continuing presence of Covid-19 and multiple Covid-19 variants We have taken precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers. We continue to receive orders for our products, although some shipments of equipment have been temporarily delayed. The global chip shortage has caused some delays in equipment orders from our contract manufacturer. As federal, state and local economies begin to return to pre-pandemic levels and with a vaccine underway the Company expects demand for charging station usage to increase, however the Company is unable to predict the extent of such recovery due to the recent increase in infection rates of Covid-19. As a result we are unable to predict the ultimate impact equipment order delays, chip shortage and continuous presence of Covid-19 will have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the Covid-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. We intend to continue to monitor the impact of the Covid-19 pandemic on our business closely.

Consolidated Results of Operations

Three Months Ended June 30, 2021 Compared With Three Months Ended June 30, 2020

Revenues

Total revenue for the three months ended June 30, 2021 increased by $2,782,542, or 177%, to $4,355,152 compared to $1,572,610 during the three months ended June 30, 2020.

Charging service revenue from Company-owned charging stations was $586,173 for the three months ended June 30, 2021 as compared to $87,250 for the three months ended June 30, 2020, an increase of $498,923, or 572%. The increase is primarily due to the increase in driving as a result of the reopening of the economy which had been constrained from Covid-19 pandemic. Also contributing to the increase were charging service revenues of $203,745 from Blue Corner which we acquired in May 2021.

Revenue from product sales was $3,267,143 for the three months ended June 30, 2021 compared to $1,274,354 during the three months ended June 30, 2020, an increase of $1,992,789, or 156%. This increase was attributable to increased sales of Generation 2 chargers, DC fast chargers and residential chargers when compared to the same period in 2020 as well as product sales of $1,605,621 from Blue Corner which we acquired in May 2021.

Network fee revenues were $105,964 for the three months ended June 30, 2021 compared to $71,271 for the three months ended June 30, 2020, an increase of $34,693, or 49%. The increase was attributable to increases in host owned units as well as billings and invoicing to Property Partners during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Warranty revenues were $18,587 for the three months ended June 30, 2021 compared to $8,419 for the three months ended June 30, 2020, an increase of $10,168, or 121%. The increase was primarily attributable to an increase in warranty contracts sold for the three months ended June 30, 2021 compared to the three months ended June 30, 2021.

Grant and rebate revenues were $74,067 during the three months ended June 30, 2020, compared to $3,912 during the three months ended June 30, 2020, an increase of $70,155, or 1,793%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The 2021 revenue was related to the recognition of $27,000 in state grants associated with the installation of chargers during the three months ended June 30, 2021, the amortization of previous years’ grants and grants/rebates from Blue Corner which we acquired in May 2021.

Ride-sharing services revenues were $189,219 during the three months ended June 30, 2021 derived from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020 (subsequent to June 30, 2020).

Other revenue decreased by $13,405 to $113,999 for the three months ended June 30, 2021 as compared to $127,404 for the three months ended June 30, 2020. The decrease was primarily attributable to lower Low Carbon Fuel Standard (LCFS) credits generated during the three months ended June 30, 2021 compared to the same period in 2020. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by Telco and other network providers, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended June 30, 2021 were $3,711,064 as compared to $1,158,730 for the three months ended June 30, 2020, an increase of $2,552,334, or 220%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of charging services-company-owned charging stations (electricity reimbursements) increased by $24,521 to $60,395 for the three months ended June 30, 2021 as compared to $35,874 for the three months ended June 30, 2020.

Host provider fees increased by $112,200, or 399%, to $140,286 during the three months ended June 30, 2021 as compared to $28,086 during the three months ended June 30, 2020. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts per their agreements as well as a increase in the usage of charging stations as a result of the reopening of the economy from the COVID-19 pandemic.

Cost of product sales increased by $1,442,144, or 156%, from $922,808 for the three months ended June 30, 2020 as compared to $2,364,952 for the three months ended June 30, 2021. The increase was primarily due to the increase in product sales of Generation 2, DC fast chargers and home residential chargers during the three months ended June 30, 2021 compared to the same period in 2020 as well as product sales from Blue Corner which we acquired in May 2021. Furthermore, the three months ended June 30, 2021 included a reduction in the provision for excess and obsolete inventory of $109,351 relating to the increased sales of residential home charger units. The three months ended June 30, 2020 included an increase in the provision for excess and obsolete inventory of $18,524.

Network costs decreased by $53,542, or 36%, to $93,748 during the three months ended June 30, 2021 as compared to $147,290 during the three months ended June 30, 2020. The decrease was primarily a result of non-capitalizable costs incurred during the 2020 period related to upgrades of our network systems.

Warranty and repairs and maintenance costs increased by $178,384, or 1006%, to $196,118 during the three months ended June 30, 2021 from $17,734 during the three months ended June 30, 2020. The increase in 2021 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases. As of June 30, 2021, we recorded a liability of $7,000 which represents the estimated cost of existing backlog of known warranty cases.

Cost of ride-sharing services was $423,960 during the three months ended June 30, 2021 derived from ride-sharing subscription services program with the City of Los Angeles which was associated with the acquisition of BlueLA in September 2020 (subsequent to June 30, 2020).

Depreciation and amortization expense increased by $424,667 to $431,605 for the three months ended June 30, 2021 as compared to $6,938 for the three months ended June 30, 2020. The increase in depreciation expense was attributable to an increase in the number of EV charging stations including those from the Blue Corner acquisition which we acquired in May 2021 and vehicles purchased in December 2020 for the recently acquired BlueLA operations.

Operating Expenses

Compensation expense increased by $6,864,585, or 298%, to $9,170,320 (consisting of approximately $5.6 million of cash compensation and benefits and approximately $3.6 million of non-cash compensation) for the three months ended June 30, 2021. Compensation expense was $2,305,735 (consisting of approximately $2.2 million of cash compensation and benefits and approximately $0.1 million of non-cash compensation for the three months ended June 30, 2020. The increase in compensation expense for the three months ended June 30, 2021 compared to the same period in 2020 was primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated growth of the Company. In addition, compensation expense during the three months ended June 30, 2021 compared the same period in 2020 increased due to additional personnel in conjunction with the acquisitions of BlueLA and U-Go made during 2020 which was subsequent to June 30, 2020 and the acquisition of Blue Corner which occurred in May 2021. Also contributing to the increase in compensation expense for the three months ended June 30, 2021 is the new employment agreement with our CEO which included increases in cash and equity compensation as well as one-time awards and payments in satisfaction of his 2020 bonuses of $1,280,000, restricted stock grant of 19,504 shares of common stock, granted of 23,862 in stock options, and a salary catch-up since the expiration of his prior agreement in June 2020 of $294,575. Included in non-cash share-based compensation for the three months ended June 30, 2021 was $1,911,538 related to the special four-year performance stock option for the CEO of the Company.

General and administrative expenses increased by $1,861,823, or 278%, to $2,532,458 for the three months ended June 30, 2021. General and administrative expenses were $670,635 for the three months ended June 30, 2020. The increase was primarily attributable to increases in accounting, legal, investor relations, marketing, consulting and other professional service expenditures of $800,108. Furthermore, general and administrative expenses increased due to increases in amortization expense and acquisition related expenses of $151,199 and $315,722, respectively, related to the Blue Corner acquisition. Also contributing to the increase in general and administrative expenses were operating expenditures related to the 2020 acquisitions of BlueLA and U-Go which were acquired subsequent to June 30, 2020, and the acquisition of Blue Corner which occurred in May 2021.

Other operating expenses increased by $827,157, or 180%, to $1,286,575 for the three months ended June 30, 2021 from $459,418 for the three months ended June 30, 2020. The increase was primarily attributable to increases in insurance, software licensing, hardware and software development costs, rent, and property/use tax expenditures of $511,454. Also contributing to the increase in other operating expenses were operating expenditures related to the 2020 acquisitions of BlueLA and U-Go which were acquired subsequent to June 30, 2020, and the acquisition of Blue Corner which occurred in May 2021.

Other Income (Expense)

Other expenses increased by $1,105,756 from $7,584 for the quarter ended June 30, 2020 to $1,113,340 for the quarter ended June 30, 2021. The increase was primarily related settlement and payment of $1,000,000 by the Company to our CEO regarding the transfer of 260,000 shares of the Company’s common stock to a prior institutional investor.

Net Loss

Our net loss for the three months ended June 30, 2021 increased by $10,429,113, or 344%, to $13,458,605 as compared to $3,029,492 for the three months ended June 30, 2020. The increase was primarily attributable to an increase in compensation expense and general and administrative expenses.

Six Months Ended June 30, 2021 Compared With Six Months Ended June 30, 2020

Revenues

Total revenue for the six months ended June 30, 2021 increased by $3,715,740, or 129%, to $6,587,214 compared to $2,871,474 during the six months ended June 30, 2020.

Charging service revenue from Company-owned charging stations was $767,771 for the six months ended June 30, 2021 as compared to $406,874 for the six months ended June 30, 2020, an increase of $360,897, or 89%. The increase is primarily due to the increase in driving as a result of the reopening of the economy which had been constrained from Covid-19 pandemic. Also contributing to the increase were charging service revenues of $203,745 from Blue Corner which we acquired in May 2021.

Revenue from product sales was $4,937,737 for the six months ended June 30, 2021 compared to $2,051,777 during the six months ended June 30, 2020, an increase of $2,885,960, or 141%. This increase was attributable to increased sales of Generation 2 chargers, DC fast chargers and residential chargers when compared to the same period in 2020 as well as product sales of $1,605,621 from Blue Corner which we acquired in May 2021.

Network fee revenues were $215,820 for the six months ended June 30, 2021 compared to $126,830 for the six months ended June 30, 2020, an increase of $88,990, or 70%. The increase was attributable to increases in host owned units as well as billings and invoicing to Property Partners during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Warranty revenues were $31,804 for the six months ended June 30, 2021 compared to $16,479 for the six months ended June 30, 2020, an increase of $15,325, or 93%. The increase was primarily attributable to an increase in warranty contracts sold for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Grant and rebate revenues were $224,302 during the six months ended June 30, 2020, compared to $8,491 during the six months ended June 30, 2020, an increase of $215,811, or 2,542%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The 2021 revenue was primarily related recognition of $167,000 in various state grants associated with the installation of chargers during the six months ended June 30, 2021, the amortization of previous years’ grants and grants/rebates from Blue Corner which we acquired in May 2021.

Ride-sharing services revenues were $234,731 during the six months ended June 30, 2021 derived from ride-sharing subscription services program with the City of Los Angeles which was associated with the acquisition of BlueLA in September 2020 (subsequent to June 30, 2021).

Other revenue decreased by $85,974 to $175,049 for the three months ended June 30, 2021 as compared to $261,023 for the three months ended June 30, 2020. The decrease was primarily attributable to lower Low Carbon Fuel Standard (LCFS) credits generated during the six months ended June 30, 2021 compared to the same period in 2020. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by Telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the six months ended June 30, 2021 were $5,846,747 as compared to $2,148,872 for the six months ended June 30, 2020, an increase of $3,697,875, or 172%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of charging services-company-owned charging stations (electricity reimbursements) increased by $44,679 to $110,167 for the six months ended June 30, 2021 as compared to $65,488 for the six months ended June 30, 2020. The increase in 2021 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $153,192, or 135%, to $266,707 during the six months ended June 30, 2021 as compared to $113,515 during the six months ended June 30, 2020. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts per their agreements.

Cost of product sales increased by $2,090,991, or 150%, from $1,391,876 for the six months ended June 30, 2020 as compared to $3,482,867 for the six months ended June 30, 2021. The increase was primarily due to the increase in product sales of Generation 2, DC fast chargers and home residential chargers during the six months ended June 30, 2021 compared to the same period in 2020 as well as product sales from Blue Corner which we acquired in May 2021. Furthermore, the six months ended June 30, 2021 included a reduction in the provision for excess and obsolete inventory of $191,212 relating to the increased sales of residential home charger units. The six months ended June 30, 2020 included an increase in the provision for excess and obsolete inventory of $7,646.

Network costs decreased by $184,481, or 52%, to $173,141 during the six months ended June 30, 2021 as compared to $357,622 during the six months ended June 30, 2020. The decrease was primarily a result of non-capitalizable costs incurred during the 2020 period related to upgrades of our network systems.

Warranty and repairs and maintenance costs increased by $324,626, or 245%, to $457,269 during the six months ended June 30, 2021 from $132,643 during the six months ended June 30, 2020. The increase was attributable to significant efforts expended in previous periods to reduce the backlog in warranty cases. As of June 30, 2021, we recorded a liability of $7,000 which represents the estimated cost of existing backlog of known warranty cases

Cost of ride-sharing services was $670,077 during the six months ended June 30, 2021 derived from ride-sharing subscription services program with the City of Los Angeles which was associated with the acquisition of BlueLA in September 2020 (subsequent to June 30, 2020).

Depreciation and amortization expense increased by $598,791, or 683%, to $686,519 for the three months ended June 30, 2021 as compared to $87,728 for the six months ended June 30, 2020. The increase in depreciation expense was attributable to an increase in the number of EV charging stations including those from the Blue Corner acquisition which we acquired in May 2021 and vehicles purchased in December 2020 for the recently acquired BlueLA operations.

Operating Expenses

Compensation expense increased by $9,498,266, or 215%, to $13,918,471 (consisting of approximately $9.9 million of cash compensation and benefits and approximately $4.0 million of non-cash compensation) for the six months ended June 30, 2021. Compensation expense was $4,420,205 (consisting of approximately $4.1 million of cash compensation and approximately $0.3 million of non-cash compensation) for the six months ended June 30, 2020. The increase in compensation expense for the six months ended June 30, 2021 compared to the same period in 2020 was primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated growth of the Company. In addition, compensation expense during the six months ended June 30, 2021 compared the same period in 2020 increased due to additional personnel in conjunction with the acquisitions of BlueLA and U-Go made during 2020 which were subsequent to June 30, 2020 and the acquisition of Blue Corner which occurred in May 2021. Also contributing to the increase in compensation expense for the six months ended June 30, 2021 is the new employment agreement with our CEO which included increases in cash and equity compensation as well as one-time awards and payments in satisfaction of his 2020 bonuses of $1,280,000, restricted stock grant of 19,504 shares of common stock, granted of 23,862 in stock options, and a salary catch-up since the expiration of his prior agreement in June 2020 of $294,575. Included in non-cash share-based compensation for the six months ended June 30, 2021 was $1,911,538 related to the special four-year performance stock option for the CEO of the Company.

General and administrative expenses increased by $2,800,909, or 213%, to $4,117,445 for the six months ended June 30, 2021. General and administrative expenses were $1,316,536 for the six months ended June 30, 2020. The increase was primarily attributable to increases in accounting, legal, investor relations, marketing, consulting and other professional service expenditures of $1,333,453. Furthermore, general and administrative expenses increased due to increases in amortization expense and acquisition related expenses of $162,249 and $319,801, respectively, related to the Blue Corner acquisition. Also contributing to the increase in general and administrative expenses were operating expenditures related to the 2020 acquisitions of BlueLA and U-Go which were acquired subsequent to June 30, 2020, and the acquisition of Blue Corner which occurred in May 2021.

Other operating expenses increased by $1,409,663, or 137%, to $2,436,281 for the six months ended June 30, 2021 from $1,026,618 for the six months ended June 30, 2020. The increase was primarily attributable to increases in insurance, software licensing, hardware and software development costs, rent, and property/use tax expenditures of $1,083,777. Also contributing to the increase in other operating expenses were operating expenditures related to the 2020 acquisitions of BlueLA and U-Go which were acquired subsequent to June 30, 2020, and the acquisition of Blue Corner which occurred in May 2021.

Other Income (Expense)

Other expenses increased by $1,141,494 from other income of $50,144 for the six months ended June 30, 2020 to $1,091,350 for the quarter ended June 30, 2021. The increase was primarily related settlement and payment of $1,000,000 by the Company to our CEO regarding the transfer of 260,000 shares of the Company’s common stock to a prior institutional investor.

Net Loss

Our net loss for the six months ended June 30, 2021 increased by $26,813,693, or 448%, to $20,823,080 as compared to $5,990,613 for the six months ended June 30, 2020. The increase was primarily attributable to an increase in compensation expense and general and administrative expenses.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2021	December 31, 2020
	(unaudited)

Cash	$142,052,894	$22,341,433

Working Capital	$197,779,241	$19,579,775

Notes Payable (Gross)	874,033	$870,696

During the six months ended June 30, 2021, we financed our activities from proceeds derived from debt and equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the six months ended June 30, 2021 and 2020, we used cash of $20,094,235 and $6,675,582, respectively, in operations. Our cash use for the six months ended June 30, 2021 was primarily attributable to our net loss of $20,823,080, adjusted for net non-cash expenses in the aggregate amount of $6,226,387 and $6,348,542 of net cash used in changes in the levels of operating assets and liabilities.  Our cash use for the six months ended June 30, 2020 was primarily attributable to our net loss of $5,990,613, adjusted for net non-cash expenses in the aggregate amount of $494,295, and $1,179,264 of net cash used in changes in the levels of operating assets and liabilities.

During the six months ended June 30, 2021, net cash used in investing activities was $81,458,166, of which $58,012,701 was used in connection with the purchase of marketable securities, $4,553,184 was provided by the sale of marketable securities, $22,985,041 was used as cash consideration for the acquisition of Blue Corner, $242,868 was provided by the net cash acquired from Blue Corner and $5,019,549 was used to purchase charging stations and other fixed assets. $237,127 was related to the payment of engineering costs that were capitalized. During the six months ended June 30, 2020, net cash provided by investing activities was $2,309,655, of which, $2,755,134 was provided in connection with the sale of marketable securities and $445,479 was used to purchase charging stations and other fixed assets.

During the six months ended June 30, 2021, cash provided in financing activities was $222,721,424, of which, $221,333,095 was provided by the sale of common stock in a public offering and $1,427,647 was provided upon the exercise of warrants, this was offset by $39,318 used to pay down our liability in connection with internal use software. During the six months ended June 30, 2020, net cash provided financing activities was $4,018,813, of which $855,666 was attributable to proceeds from our PPP loan, $3,195,968 was attributable to the net proceeds from the sale of common stock under the ATM, partially offset by $32,821 used to pay down our liability in connection with internal use software.

As of June 30, 2021, we had cash, working capital and an accumulated deficit of $142,052,894, $197,779,241 and $208,174,528, respectively. During the three and six months ended June 30, 2021, we had a net loss of $13,458,605 and $20,823,080, respectively.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our operating expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. Historically, we have been able to raise funds to support our business operations, although there can be no assurance that we will be successful in raising significant additional funds in the future. We expect that our cash on hand will fund our operations for at least 12 months from the issuance date of the financial statements included in this Quarterly Report.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures must be in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which it relies are reasonably based upon information available to us at the time that it makes these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, in our financial statements included elsewhere in this quarterly report.

Revenue Recognition

We recognize revenue primarily from five different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Ride-sharing services – Primarily related to a ride-sharing services agreement with the City of Los Angeles, which allows customers the ability to rent electric vehicles through a subscription service. The Company recognizes revenue over the contractual period of performance of the subscription.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed in accordance with a contractual relationship between the Company and the owner of the station. Other revenues also comprise of revenues generated from alternative fuel credits.

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

Goodwill

Goodwill is the excess of consideration paid for an acquired entity over the amounts assigned to assets acquired, including other identifiable intangible assets, and liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, the Company performs an assessment to determine the acquisition date fair value of the acquired company’s tangible and identifiable intangible assets and liabilities.

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then the Company may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company determines fair value through multiple valuation techniques and weights the results accordingly. The Company is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. The Company has elected to perform its annual goodwill impairment review on November 1 of each year.

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

As of June 30, 2021, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2020, under the heading “Management’s Report on Internal Control Over Financial Reporting” and that continued to exist as of June 30, 2021.

However, as part of its ongoing remediation initiative and with the help of an outside firm, management continued to commit substantial resources to documenting and evaluating our internal controls during the quarter:

●	Management is continuing to review the design and evaluate its internal controls over logical and administrative access to certain IT systems, resources, and facilities or to administer IT applications. Management is also continuing to closely monitor progress on the remediation of the previously reported Significant Deficiencies.

●	Management commenced the process of validating the operational effectiveness in both first and second quarters of 2021 of (a) the key internal controls forming part of the identified business processes and within the recently implemented NetSuite accounting system; and (b) the internal controls that are put in place as part of the ongoing remediation initiative.

Management expects to make and report continuous progress in the effective remediation of the identified and previously reported material weaknesses and significant deficiencies.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

Except the above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) or 15d15(d) of the Exchange Act during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $13 million for the quarter ended June 30, 2021. As of June 30, 2021, we had net working capital of approximately $198 million and an accumulated deficit of approximately $208 million. We have not yet achieved profitability.

If our revenue grows slower than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. We can give no assurance that we will ever achieve profitable operations. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. Unless such cash flow levels are achieved, we may need to borrow funds or sell our debt or equity securities, or some combination of both, to provide funding for our operations. Such additional funding may not be available on commercially reasonable terms, or at all.

Our business and results of operations will be, and our financial condition may be, impacted by the continuing presence of Covid-19 and such impact is uncertain.

The global spread of the novel coronavirus (Covid-19) and multiple Covid-19 variants has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations and financial results is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

●	the duration and scope of the pandemic;
●	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on national and global economic activity;
●	the actions taken in response to economic disruption;
●	the impact of business disruptions and reductions in employment levels on our customers and the resulting impact on their demand for our EV charging equipment and related services;
●	the increase in business failures among businesses that we serve and with which we collaborate;
●	our customers’ ability to pay for our EV charging equipment and related services;
●	our ability to provide our EV charging equipment and related services, including as a result of our employees or our customers working remotely and/or closures of offices and facilities; and
●	disruption in the supply of computer chips and raw materials

Any of these factors could cause or contribute to the risks and uncertainties identified in our Annual Report on Form 10-K for the year ended December 31, 2020 and could materially adversely affect our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Share Purchase Agreement, dated April 21, 2021, between the Shareholders of Blue Corner NV and Blink Holdings B.V.	8-K	2.1	05/13/2021
3.1	Articles of Incorporation, as amended most recently on August 17, 2017.	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018.	10-K	3.2	04/17/2018
4.1	Warrant Agency Agreement by and between the Company and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering.	8-K	4.1	02/21/2018
4.2	Form of Common Stock Purchase Warrant dated April 9, 2018	8-K	4.1	04/19/2018
4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	04//02/2020
10.1	Executive Chairman and CEO Employment Agreement, dated May 28, 2021, between Blink Charging Co. and Michael D. Farkas	8-K	10.1	06/4/2021
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.				X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.				X
32.1*	Section 1350 Certification of Principal Executive Officer.				X
32.2*	Section 1350 Certification of Principal Financial Officer.				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

+ Compensatory plan or arrangement.

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2021	BLINK CHARGING CO.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

