Form 10-Q
period 2021-09-30
Blink Charging Co.
filed 2021-11-12
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 9, 2021, the registrant had 42,200,051 shares of common stock outstanding.

BLINK CHARGING CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands except for share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets

Current Assets:
Cash	$133,153	$22,341
Marketable securities	53,577	-
Accounts receivable and other receivables, net	5,054	348
Inventory, net	4,686	1,816
Prepaid expenses and other current assets	3,498	1,220

Total Current Assets	199,968	25,725
Restricted cash	77	76
Property and equipment, net	13,662	5,636
Operating lease right-of-use asset	1,883	616
Intangible assets, net	3,694	46
Goodwill	19,255	1,501
Other assets	233	388

Total Assets	$238,772	$33,988

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$6,092	$3,359
Accrued expenses and other current liabilities	3,798	1,329
Current portion of notes payable	493	574
Current portion of operating lease liabilities	696	404
Current portion of deferred revenue	1,720	479

Total Current Liabilities	12,799	6,145
Operating lease liabilities, non-current portion	1,448	285
Other liabilities	129	90
Notes payable, non-current portion	-	297
Deferred revenue, non-current portion	30	7

Total Liabilities	14,406	6,824

Series B Convertible Preferred Stock, 10,000 shares designated, 0 issued and outstanding as of September 30, 2021 and December 31, 2020	-	-

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Series C Convertible Preferred Stock, 250,000 shares designated, 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Series D Convertible Preferred Stock, 13,000 shares designated, 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 42,199,744 and 35,951,097 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	42	36
Additional paid-in capital	448,807	214,479
Accumulated other comprehensive loss	(987)	-
Accumulated deficit	(223,496)	(187,351)

Total Stockholders’ Equity	224,366	27,164

Total Liabilities and Stockholders’ Equity	$238,772	$33,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands except for share and per share amounts)

(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues:
Product sales	$4,824	$557	$9,762	$2,609
Charging service revenue - company-owned charging stations	908	163	1,676	570
Network fees	205	100	421	227
Warranty	87	14	119	30
Grant and rebate	56	3	280	11
Ride-sharing services	269	-	504	-
Other	53	69	228	330

Total Revenues	6,402	906	12,990	3,777

Cost of Revenues:
Cost of product sales	3,632	35	7,115	1,427
Cost of charging services - company-owned charging stations	200	120	310	186
Host provider fees	463	37	842	150
Network costs	115	106	307	464
Warranty and repairs and maintenance	258	105	743	237
Ride-sharing services	422	-	1,092	-
Depreciation and amortization	420	136	1,118	224

Total Cost of Revenues	5,510	539	11,527	2,688

Gross Profit	892	367	1,463	1,089

Operating Expenses:
Compensation	11,745	2,544	25,663	6,964
General and administrative expenses	3,067	1,144	7,110	2,460
Other operating expenses	1,903	592	4,246	1,619

Total Operating Expenses	16,715	4,280	37,019	11,043

Loss From Operations	(15,823)	(3,913)	(35,556)	(9,954)

Other (Expense) Income:
Interest (expense) income	(3)	(3)	6	18
Loss on settlement	-	-	(1,000)	-
Dividend and interest income	100	-	162	-
Loss on foreign exchange	(16)	-	(124)	-
Gain on forgiveness of PPP loan	379	-	379	-
Gain on settlement of accounts payable, net	-	4	-	23
Change in fair value of derivative and other accrued liabilities	53	(52)	60	(68)
Other (expense) income, net	(11)	50	(72)	76

Total Other Income (Expense)	502	(1)	(589)	49

Net Loss	$(15,321)	$(3,914)	$(36,145)	$(9,905)
Net Loss Per Share:
Basic	$(0.36)	$(0.12)	$(0.87)	$(0.34)
Diluted	$(0.36)	$(0.12)	$(0.87)	$(0.34)

Weighted Average Number of
Common Shares Outstanding:
Basic	42,162,228	31,379,636	41,780,669	28,859,057
Diluted	42,162,228	31,379,636	41,780,669	28,859,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net Loss	$(15,321)	$(3,914)	$(36,145)	$(9,905)
Other Comprehensive Income (Loss):
Reclassification adjustments of gain on sale of marketable securities included in net loss	-	(85)	-	(183)
Cumulative translation adjustments	(527)	-	(915)	-
Change in fair value of marketable securities	(29)	20	(72)	-

Total Comprehensive Loss	$(15,877)	$(3,979)	$(37,132)	$(10,088)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021

(in thousands except for share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2021	35,951,097	$36	$214,479	$-	$(187,351)	$27,164

Common stock issued in public offering, net of issuance costs [1]	5,660,000	6	221,400	-	-	221,406

Common stock issued upon exercise of warrants	239,202	-	999	-	-	999

Common stock issued upon cashless option exercise	15,522	-	-	-	-	-

Common stock issued upon cashless warrant exercise	66,000	-	-	-	-	-

Common stock issued as consideration for property and equipment	13,123	-	600	-	-	600

Stock-based compensation	470	-	419	-	-	419

Other comprehensive loss	-	-	-	(56)	-	(56)

Net loss	-	-	-	-	(7,365)	(7,365)

Balance - March 31, 2021	41,945,414	$42	$437,897	$(56)	$(194,716)	$243,167

Issuance costs related to common stock issued in public offering	-	-	(73)	-	-	(73)

Common stock issued pursuant to cashless option exercise	22,974	-	-	-	-	-

Common stock issued upon exercise of warrants	102,684	-	428	-	-	428

Common stock issued as purchase consideration of Blue Corner	32,382	-	790	-	-	790

Stock-based compensation	36,691	-	3,523	-	-	3,523

Other comprehensive loss	-	-	-	(375)	-	(375)

Net loss	-	-	-	-	(13,459)	(13,459)

Balance - June 30, 2021	42,140,145	$42	$442,565	$(431)	$(208,175)	$234,001

Common stock issued upon exercise of warrants	46,215	-	192	-	-	192

Stock-based compensation	13,384	-	6,050	-	-	6,050

Other comprehensive loss	-	-	-	(556)	-	(556)

Net loss	-	-	-	-	(15,321)	(15,321)

Balance - September 30, 2021	42,199,744	$42	$448,807	$(987)	$(223,496)	$224,366

[1]	Includes gross proceeds of $232,060, less issuance costs of $10,654.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2020

(in thousands except for share amounts)

(unaudited)

	Convertible Preferred Stock				Additional	Accumulated Other		Total
	Series D		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2020	5,125	$-	26,322,583	$26	$176,730	$183	$(169,505)	$7,434

Stock-based compensation	-	-	-	-	277	-	-	277

Common stock issued upon conversion of Series D convertible preferred stock	(5,125)	-	1,642,628	2	(2)	-	-	-

Other comprehensive loss	-	-	-	-	-	(181)	-	(181)

Net loss	-	-	-	-	-	-	(2,961)	(2,961)

Balance - March 31, 2020	-	$-	27,965,211	$28	$177,005	$2	$(172,466)	$4,569

Common stock issued in public offering [1]	-	-	1,660,884	2	3,756	-	-	3,758

Stock-based compensation	-	-	57,542	-	72	-	-	72

Other comprehensive income	-	-	-	-	-	63	-	63

Net loss	-	-	-	-	-	-	(3,030)	(3,030)

Balance - June 30, 2020	-	$-	29,683,637	$30	$180,833	$65	$(175,496)	$5,432

Common stock issued in public offering [2]	-	-	1,861,087	2	14,456	-	-	14,458

Common stock issued upon exercise of warrants	-	-	195,529	-	144	-	-	144

Stock-based compensation	-	-	6,847	-	165	-	-	165

Options issued in satisfaction of accrued issuable equity	-	-	-	-	16	-	-	16

Other comprehensive loss	-	-	-	-	-	(65)	-	(65)

Net loss	-	-	-	-	-	-	(3,914)	(3,914)

Balance - September 30, 2020	-	$-	31,747,100	$32	$195,614	$-	$(179,410)	$16,236

[1]	Includes gross proceeds of $3,999, less issuance costs of $241.
[2]	Includes gross proceeds of $14,954, less issuance costs of $496. As of September 30, 2020, $419 of net proceeds had not been received by the Company and was included as a subscription receivable.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For The Nine Months Ended
	September 30
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(36,145)	$(9,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,686	300
Non-cash lease expense	690	137
Dividend and interest income	(162)	-
Change in fair value of derivative and other accrued liabilities	60	(68)
Provision for bad debt	730	98
Loss on disposal of fixed assets	-	98
Accrued interest converted to notes payable	-	3
Provision for slow moving and obsolete inventory	149	(276)
Gain on settlement of debt	(379)	-
Gain on settlement of accounts payable, net	-	(23)
Stock-based compensation:
Common stock	1,532	182
Options	8,776	298
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(2,986)	(57)
Inventory	(3,575)	(1,713)
Prepaid expenses and other current assets	(2,240)	125
Other assets	240	(54)
Accounts payable and accrued expenses	1,151	1,042
Other liabilities	39	-
Lease liabilities	(505)	(141)
Deferred revenue	986	(203)

Total Adjustments	6,192	(252)

Net Cash Used In Operating Activities	(29,953)	(10,157)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	6,804	2,774
Purchase of marketable securities	(60,267)	-
Capitalization of engineering costs paid	(237)	-
Cash acquired in the purchase of Blue Corner	243	-
Purchase consideration of Blue Corner	(22,985)	-
Cash acquired in the purchase of BlueLA Carsharing, LLC	-	4
Purchases of property and equipment	(5,540)	(681)

Net Cash (Used In) Provided By Investing Activities	(81,982)	2,097

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	221,333	17,836
Proceeds from issuance of notes payable	-	856
Proceeds from exercise of warrants	1,619	144
Payment of financing liability in connection with internal use software	(39)	(53)

Net Cash Provided By Financing Activities	222,913	18,783

Effect of Exchange Rate Changes on Cash	(165)	-

Net Increase In Cash	110,813	10,723

Cash and Restricted Cash - Beginning of Period	22,417	4,169

Cash and Restricted Cash - End of Period	$133,230	$14,892

Cash and restricted cash consisted of the following:
Cash	$133,153	$14,863
Restricted cash	77	28
	$133,230	$14,891

[1]	For the nine months ended September 30, 2021, includes gross proceeds of $232,060, less issuance costs of $10,727. For the nine months ended September 30, 2020, includes gross proceeds of $18,521, less issuance costs of $685.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — Continued

(in thousands)

(unaudited)

	For The Nine Months Ended
	September 30
	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Non-cash investing and financing activities:
Reduction of additional pain-in capital for public offering issuance costs for public offering issuance costs that were previously paid	$-	$(39)
Common stock issued as consideration for property and equipment	$600	$-
Common stock issued as purchase consideration of Blue Corner	$790	$-
Options issued in satisfaction of accrued issuable equity	$-	$16
Interest expense converted into principal	$2	$-
Net assets (excluding cash) acquired in the acquisition of BlueLA Carsharing, LLC	$-	$84
Right-of-use assets obtained in exchange for lease obligations	$1,713	$598
Change in fair value of marketable securities	$(49)	$-
Subscription receivable, net of issuance costs of $19	$-	$419
Transfer of inventory to property and equipment	$1,839	$(1,324)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2021 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2020 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Risks and Uncertainties

The Covid-19 pandemic has impacted global stock markets and economies. The Company continues to closely monitor the impact of the ongoing presence of Covid-19 and multiple Covid-19 variants. The Company has taken precautions to ensure the safety of its employees, customers and business partners, while assuring business continuity and reliable service and support to its customers. The Company continues to receive orders for its products, although some shipments of equipment have been temporarily delayed. The global chip shortage and supply chain disruptions has caused some delays in the delivery of equipment orders from the Company’s contract manufacturer. As federal, state and local economies begin to return to pre-pandemic levels and with vaccines being administered, the Company expects demand for charging station usage to increase; however, the Company is unable to predict the extent of such recovery due to the uncertainty of Covid-19 in certain areas. As a result, the Company is unable to predict the ultimate impact that equipment order delays, chip shortages and the ongoing presence of Covid-19 will have on its business, future results of operations, financial position, or cash flows.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the period covered by the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this Note 2.

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

The following is a summary of the unrealized gains, losses, and fair value by investment type as of September 30, 2021:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income	$53,694	95	$(213)	$53,577

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Euro. Assets and liabilities are translated based on the exchange rates at the balance sheet date (1.1589) as of September 30, 2021, while expense accounts are translated at the weighted average exchange rate for the period of (1.1801) and (1.1898) for the three and nine months ended September 30, 2021, respectively. Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income. Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. Transaction gains and losses are charged to the statement of operations as incurred. Transaction losses attributable to foreign exchange were $16 and $124 during the three and nine months ended September 30, 2021, respectively.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

The Company recognizes revenue primarily from five different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Ride-sharing services – Primarily related to ride-sharing services agreement between the Company’s wholly-owned subsidiary, BlueLA Rideshare, LLC and the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service. The Company recognizes revenue over the contractual period of performance of the subscription.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed in accordance with a contractual relationship between the Company and the owner of the station. Other revenues also comprise revenues generated from alternative fuel credits.

The following table summarizes revenue recognized under ASC 606 in the condensed consolidated statements of operations:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues - Recognized at a Point in Time:
Product sales	$4,824	$557	$9,762	$2,609
Charging service revenue - company-owned charging stations	908	163	1,676	570
Other	53	69	228	330
Total Revenues - Recognized at a Point in Time	5,785	789	11,666	3,509

Revenues - Recognized Over a Period of Time:
Ride-sharing services	269	-	504	-
Network and other fees	292	114	540	257
Total Revenues - Recognized Over a Period of Time	561	114	1,044	257

Total Revenue Under ASC 606	$6,346	$903	$12,710	$3,766

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

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

As of September 30, 2021, the Company had $1,750 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of September 30, 2021. The Company expects to satisfy its remaining performance obligations for network fees and warranty revenue and recognize the revenue within the next twelve months.

During the three and nine months ended September 30, 2021, the Company recognized $152 and $399, respectively, of revenues related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2020. During the three and nine months ended September 30, 2021, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants and rebates which are not within the scope of ASC 606, pertaining to revenues and periodic expenses, are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over the useful life of the charging station. During the three months ended September 30, 2021 and 2020, the Company recognized $56 and $3, respectively, related to grant and rebate revenue. During the nine months ended September 30, 2021 and 2020, the Company recognized $280 and $11, respectively, related to grant and rebate revenue. At September 30, 2021 and December 31, 2020, there was $70 of deferred grant and rebate revenue to be amortized.

CONCENTRATIONS

As of September 30, 2021, a significant customer represented 16% of total accounts receivable. During the three months ended September 30, 2021, sales to a significant customer represented 11% of total revenue. During the three months ended September 30, 2021, sales to another significant customer represented 10% of total revenue. During the three and nine months ended September 30, 2020, revenues from one significant customer represented 10% and 32%, respectively, of total revenues.

GOODWILL AND INTANGIBLE ASSETS

Goodwill is the excess of consideration paid for an acquired entity over the fair value of the amounts assigned to assets acquired, including other identifiable intangible assets, and liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, the Company performs an assessment to determine the acquisition date fair value of the acquired company’s tangible and identifiable intangible assets and liabilities.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

GOODWILL AND INTANGIBLE ASSETS - CONTINUED

As of September 30, 2021, there were no indicators, events or changes in circumstances that would indicate goodwill was impaired during the three and nine months ended September 30, 2021.

Identifiable intangible assets primarily include trade name, customer relationships, favorable leases, internally developed technology, capitalized engineering costs and non-compete agreements. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company will compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events or changes in circumstances that would indicate intangible assets were impaired during the three and nine months ended September 30, 2021.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three and Nine Months Ended
	September 30,
	2021	2020
Warrants	3,293,079	7,143,360
Options	983,110	647,218
Unvested restricted common stock	53,755	103,713
Total potentially dilutive shares	4,329,944	7,894,291

RECLASSIFICATIONS

Certain prior period balance sheet amounts have been reclassified to conform to the fiscal 2021 presentation. These reclassifications have no impact on the previously reported net loss.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.” This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is evaluating this new standard and its impact on its condensed consolidated financial statements and related disclosures.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805)” (“ASU 2021-08”). The ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The update is effective for annual and interim periods within the fiscal year beginning after December 15, 2022, and early adoption is permitted, including adoption in an interim period. The Company is evaluating this new standard and its impact on its condensed consolidated financial statements and related disclosures.

3.	BUSINESS COMBINATION

On May 10, 2021, pursuant to a Share Purchase Agreement dated April 21, 2021, the Company through its wholly-owned subsidiary in the Netherlands, Blink Holdings, B.V. closed on the acquisition from the shareholders of Blue Corner NV, a Belgian company (“Blue Corner”), of all of the outstanding capital stock of Blue Corner. Headquartered in Belgium, with sales representative offices in several other European cities, Blue Corner owns and operates an EV charging network across Europe. The acquisition of Blue Corner was made to enter the European market and provide an opportunity to expand the Company’s footprint in this region. The purchase price for the acquisition of all of Blue Corner’s outstanding capital stock was approximately $23,775 (or €20,000), consisting of approximately $22,985 (or €19,000) in cash and approximately $775 (€700) represented by 32,382 shares of the Company’s common stock (the “Consideration Shares”). The fair value of the Consideration Shares was calculated based on the average price of the Company’s common stock during the 30 consecutive trading days immediately preceding the closing date of the Share Purchase Agreement, which equaled $37.66 (or €30.88) per share, reduced by a discount for illiquidity due to the 12 month lockup that exists on any sales or transfers. The Company executed management agreements with key Blue Corner personnel, including equity incentive packages consisting of additional shares of the Company’s common stock which is compensatory and not included in the purchase price for this acquisition. The Company entered into an escrow agreement pursuant to the Share Purchase Agreement, under which the Company paid approximately $2,100 (€1,725) of the purchase price into an escrow account for a period of up to 18 months following the closing to cover any losses or damages the Company may incur by reason of any misrepresentation or breach of warranty by Blue Corner under the Share Purchase Agreement.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

3.	BUSINESS COMBINATION – CONTINUED

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date of Blue Corner:

Purchase price allocation

Purchase Consideration:
Cash	$22,985
Common stock	790

Total Purchase Consideration	$23,775

Less:

Fixed assets	1,229
Trade name	343
Customer relationships	1,800
Favorable leases	292
Internally developed technology	1,233
Non-compete agreements	148
Other liabilities	135
Other assets	241
Debt-free net working capital	590

Fair Value of Identified Net Assets	6,011

Remaining Unidentified Goodwill Value	$17,764

Changes in the balance of identified intangible assets and goodwill reflected on the balance sheet are the result of the impact of the change in foreign currency exchange rates.

The components of debt free net working capital are as follows:

Current assets:
Cash	$244
Accounts receivable	2,595
Prepaid expenses and other current assets	373
Inventory	1,419

Total current assets	4,631

Less current liabilities:
Accounts payable and accrued expenses	3,569
Deferred revenue	472

Total current liabilities	4,041

Debt free net working capital	$590

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

3.	BUSINESS COMBINATION – CONTINUED

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from this acquisition. Goodwill of $17,764 from the acquisition of Blue Corner is not expected to be deductible for income tax purposes.

The condensed consolidated financial statements of the Company include the results of operations from Blue Corner as of May 10, 2021 to September 30, 2021 and do not include results of operations for the three and nine months ended September 30, 2020. The results of operations of Blue Corner from May 10, 2021 to September 30, 2021 included revenues of $4,261 and a net loss of $1,523. Additionally, the results of operations of Blue Corner for the three months ended September 30, 2021 included revenues of $2,370 and a net loss of $1,231.

The following table presents the unaudited, pro forma consolidated results of operations for the three and nine months ended September 30, 2021 as if the acquisition of Blue Corner had occurred at the beginning of fiscal year 2020. The pro forma information provided below is compiled from the pre-acquisition financial information of Blue Corner and includes pro forma adjustments for interest expense and adjustments to certain expenses. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2020 or (ii) future results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$6,403	$1,269	$12,990	$6,244
Net loss	$(15,321)	$(4,937)	$(35,862)	$(12,411)

The above pro forma information includes pro forma adjustments to remove the effect of interest expense recognized in the results of operations of Blue Corner during the three and nine months ended September 30, 2021 of $0 and $282, respectively, and three and nine months ended September 30, 2020 of $0 and $238, respectively.

4.	PROPERTY AND EQUIPMENT

On January 22, 2021, the Company completed its purchase of approximately 10,000 square feet of office condominium space which became the Company’s corporate headquarters. The purchase price was $4,000, of which, $600 was paid in the form of the Company’s common stock (13,123 shares) and $3,400 in cash.

See Note 3 - Business Combination for additional details of the acquisition of property and equipment.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

5.	INTANGIBLE ASSETS

	September 30, 2021	December 31, 2020
Internal use software	$184	$184
Capitalized engineering costs	281	-
Trade name	343	-
Customer relationships	1,800	-
Favorable leases	292	-
Internally developed technology	1,233	-
Non-compete agreements	148	-
	4,281	184
Less: accumulated amortization	(587)	(138)
Intangible assets, net	$3,694	$46

Amortization expense during the three months ended September 30, 2021 and 2020 was $461 and $15, respectively. Amortization expense during the nine months ended September 30, 2021 and 2020 was $621 and $46, respectively.

Changes in the balance of intangible assets and goodwill reflected on the balance sheet are the result of the impact of the change in foreign currency exchange rates.

See Note 3 - Business Combination for additional details.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2021	December 31, 2020

Accrued host fees	$126	$120
Accrued professional, board and other fees	757	110
Accrued wages	1,170	403
Accrued commissions	113	47
Warranty payable	12	10
Accrued income, property and sales taxes payable	331	357
Accrued issuable equity	506	184
VAT payable	212	-
Other accrued expenses	571	98
Total accrued expenses and other current liabilities	$3,798	$1,329

7.	NOTES PAYABLE

During the nine months ended September 30, 2021, the Company obtained forgiveness of one of its PPP Loans in the amount of $379 and recorded a gain on settlement of debt on the condensed consolidated statement of operations for the three and nine months ended September 30, 2021. See Note 12 - Subsequent Events for additional details.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

8.	STOCKHOLDERS’ EQUITY

PUBLIC OFFERING

In January 2021, the Company completed an underwritten registered public offering of 5,660,000 shares of common stock at a public offering price of $41.00 per share. The Company received $232,060 in gross proceeds from the public offering, and $221,406 in net proceeds after deducting the underwriting discount and offering expenses paid by the Company. The Company’s Chief Executive Officer and one other officer participated in the offering by selling a total of 550,000 shares of the Company’s common stock from the exercise of the underwriter’s option to purchase additional shares. The public offering was made pursuant to the Company’s automatic shelf registration statement on Form S-3 filed with the SEC on January 6, 2021 and prospectus supplement dated January 7, 2021.

COMMON STOCK

During the nine months ended September 30, 2021, the Company issued 32,382 shares as partial consideration for its acquisition of Blue Corner. See Note 3 – Business Combination for additional details.

During the nine months ended September 30, 2021, the Company issued an aggregate of 50,545 shares as compensation for services. The shares had an issuance date fair value of $1,020.

During the nine months ended September 30, 2021, the Company issued 13,123 shares as partial consideration for the purchase of property and equipment. See Note 4 – Property and Equipment for additional details.

STOCK OPTIONS

During the nine months ended September 30, 2021, the Company issued an aggregate of 38,496 shares of the Company’s common stock pursuant to the cashless exercise of options.

See Note 11 – Commitments and Contingencies – CEO Employment Agreement for details associated with options granted to the Company’s CEO.

STOCK WARRANTS

During the nine months ended September 30, 2021, the Company issued an aggregate of 388,101 shares of the Company’s common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate net proceeds of $1,619.

During the nine months ended September 30, 2021, the Company issued 66,000 shares of the Company’s common stock representing a modification of the initial warrant exercise pursuant to a legal settlement. See Note 11 – Commitments and Contingencies – Litigation and Disputes for details.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock and stock options for the three and nine months ended September 30, 2021 of $6,224 and $10,308, respectively, and for the three and nine months ended September 30, 2020 of $149 and $480, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of September 30, 2021, there was $11,814 of unrecognized stock-based compensation expense that will be recognized over the weighted average period of 0.98 years which includes $6,291 of unrecognized stock-based compensation of expense relating to the special four-year performance option for the Company’s CEO which is expected to be fully recognized by January 2022.

See Note 11 - Commitments and Contingencies for additional details.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

9	RELATED PARTY TRANSACTIONS

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. Pursuant to the agreement, the Company is not required to fund operating losses. The Company owns 40% of the Entity while the other three entities own 60% of the Entity. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which started operations in the Greek EV market. There are currently no plans for the Company to make any capital contributions or investments. During the three and nine months ended September 30, 2021, the Company recognized sales of $28 and $800, respectively, and $0 and $273 during the three and nine months ended September 30, 2020, respectively, to Hellas. The Company is also acting as a supplier of EV charging equipment and services to Hellas. As of September 30, 2021, the Company had a receivable from Hellas of approximately $475. The Company determined that the Entity is a variable interest entity, however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through September 30, 2021, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the three and nine months ended September 30, 2021 and 2020.

10.	LEASES

OPERATING LEASES

As of September 30, 2021, the Company had no leases that were classified as a financing lease. As of September 30, 2021, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses for the three and nine months ended September 30, 2021 were $155 and $429, respectively, and for the three and nine months ended September 30, 2020 were $98 and $332, respectively, and are recorded in other operating expenses on the condensed consolidated statements of operations.

During the nine months ended September 30, 2021, the Company entered into a lease agreement for approximately 27,540 square feet of space in Arizona. The lease commenced on January 1, 2021 and will terminate on May 31, 2028. The lease includes a build-out allowance of $137. Monthly payments under the lease are $18 per month. The lease also includes a security deposit of $22.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

10.	LEASES – CONTINUED

Supplemental cash flows information related to leases was as follows:

	For The Nine Months Ended
	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$440	$160

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,713	$598

Weighted Average Remaining Lease Term
Operating leases	4.90	2.24

Weighted Average Discount Rate
Operating leases	6.0%	6.0%

Future minimum payments under non-cancellable leases as of September 30, 2021 were as follows:

For the Twelve Months Ending September 30,	Amount

2022	$529
2023	509
2024	353
2025	253
2026	261
Thereafter	450
Total future minimum lease payments	2,355
Less: imputed interest	(211)
Total	$2,144

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

As of September 30, 2021, the Company had a remaining purchase commitment of approximately $13,000, which will become payable upon the suppliers’ delivery of the charging stations and other related items. The purchase commitments were made primarily for future sales and deployments of charging stations and other related items.

LITIGATION AND DISPUTES

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit and on December 21, 2020 the court appointed Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs. The Co-Lead Plaintiffs filed an Amended Complaint on February 19, 2021. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020. On April 20, 2021, Blink and the other defendants filed a motion to dismiss the Amended Complaint, which has now been fully briefed and is ready for review. The Company believes that the claim has no merit, and wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of September 30, 2021 as it determined that any such loss contingency was either not probable or estimable.

On September 15, 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserts that the Director defendants caused Blink to make the statements that are at issue in the securities class action and, as a result, the Company will incur costs defending against the consolidated Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserts claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he seeks damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. The parties agreed to temporarily stay the Klein Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. The Company has not recorded an accrual related to this matter as of September 30, 2021 as it determined that any such loss contingency was either not probable or estimable.

On December 22, 2020, JMJ Financial v. Blink Charging Co. was filed in the United States District Court for the Southern District of New York, seeking to pursue claims for alleged breach of contract and conversion (the “JMJ Lawsuit”). The complaint alleges that JMJ Financial purchased warrants to acquire 147,057 shares of Blink common stock on or about April 9, 2018, which permitted a cashless exercise, and that on November 23, 2020, JMJ Financial delivered a notice of warrant exercise to Blink and that the Company failed to deliver the shares. The claim alleges breach of contract and conversion; the plaintiff requests damages of at least $4,200, attorneys’ fees, and specific enforcement requiring delivery of the shares. In January 2021, the Company entered into a settlement agreement with JMJ under which the parties exchanged releases and the litigation was discontinued with prejudice. The Company did not make a cash payment in the settlement, but rather delivered 66,000 shares of stock, representing a modification of the initial warrant exercise but did not result in the recognition of any incremental expense.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

On December 23, 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants sued in the Klein Lawsuit and asserting similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). On February 17, 2021, the parties agreed to consolidate the Klein and Bhatia actions, which the court consolidated under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The parties also agreed to keep in place the temporary stay. The Company believes that the claim has no merit, and wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of September 30, 2021 as it determined that any such loss contingency was either not probable or estimable.

On February 12, 2021, another shareholder derivative lawsuit, captioned Wolery (derivatively on behalf of Blink Charging Co.) v. Buffalino et al., Case No. A-21-829395-C, was filed in the Eighth Judicial District Court in Clark County, Nevada seeking to pursue claims belonging to the Company against Blink’s Board of Directors (the “Wolery Lawsuit”). Blink is named as a nominal defendant. The Wolery complaint alleges that the amount of restricted stock awarded to Blink’s outside directors in December 2020 exceeded the amounts permitted by Blink’s incentive compensation plan. The complaint asks the court to rescind the excess restricted stock awards, as well as other relief. On September 15, 2021, the parties entered into a term sheet in which they agreed to settle the claims subject to the court’s approval. If the settlement is approved by the court, the Company has agreed to make certain changes to its compensation practices for its directors and officers, including, among other things, eliminating the practice of making cash payments to directors to cover expected income taxes on stock grants and placing a $200 annual limit for two years on the combined stock and cash Awards to outside directors. The defendants do not admit any liability or wrongdoing in the settlement and will not make any cash payment as part of the settlement, but the Company will be responsible for paying the costs to give notice of the settlement to the Company’s shareholders and to pay an award of reasonable attorney’s fees to the plaintiff’s counsel in an amount to either be agreed upon or decided by the court. The parties expect to filepapers in November 2021 seeking the court’s approval of the settlement. The Company has not recorded an accrual related to this matter as of September 30, 2021 as it determined that any such loss contingency was not estimable.

CEO EMPLOYMENT AGREEMENT

On May 28, 2021, the Company entered into a new employment agreement (the “Employment Agreement”) with the Company’s Executive Chairman and Chief Executive Officer (the “CEO”). The term of the Employment Agreement is January 1, 2021 through December 31, 2023 (the “Term”).

Under the Employment Agreement, the CEO will receive a base salary of $800 for 2021 and $850 and $900 for 2022 and 2023, respectively. The CEO will be eligible to receive an annual performance bonus (payable in cash and securities), with a target bonus of 100% of the base salary, with the CEO eligible to receive up to 200% of the base salary based on the achievement of key performance indicators established by the Board of Directors and the CEO (“KPIs”). The CEO will receive equity awards (one-half in restricted stock and one-half in stock options) with a target aggregate value of $1,000, the CEO is eligible to receive up to 200% of the target aggregate value based on the achievement of KPIs during each year of the Term. The CEO also received a special four-year performance option to purchase 475,285 shares of common stock at an exercise price of $37.40 per share, which will vest if the Company’s stock price on the NASDAQ exchange reaches and remains on average for a period of 20 consecutive market days at a closing price of $90 per share during the four-year term of the option. The performance option had a grant date fair value of approximately $13,500, which was estimated using a third-party provider who utilized a Monte Carlo simulation model. The Company is recognizing the fair value over the derived service period of the award, which was determined to be 0.64 years.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

11.	COMMITMENTS AND CONTINGENCIES – CONTINUED

CEO EMPLOYMENT AGREEMENT – CONTINUED

Additionally, the CEO received one-time awards and payments in satisfaction of his 2020 bonuses, equity awards, and a salary catch-up since the expiration of his prior agreement in September 2020. The Employment Agreement provides that, if the CEO is terminated without cause, resigns for good reason, dies or becomes disabled during the Term, he will receive his base salary for the remainder of the Term and payment of 2.6 times his target performance bonus/equity awards and base salary. In the event of a termination without cause or resignation for good reason within nine months prior to or 18 months following a change in control, the multiple in the previous sentence will be 3.5 times.

The Employment Agreement also contains covenants (a) restricting Mr. Farkas from engaging in any activities competitive with the Company’s business during the Term and one year thereafter, (b) prohibiting Mr. Farkas from disclosure of confidential information regarding the Company at any time and (c) confirming that all intellectual property developed by Mr. Farkas during the term of the employment agreement which specifically relates to the EV charging business constitutes the Company’s sole and exclusive property. Mr. Farkas may be entitled to additional bonuses should his developments be commercialized by the Company.

The Employment Agreement provides that a commission sales agreement entered into on November 17, 2009 between an entity controlled by the CEO and a predecessor to the Company will remain suspended and no payments will be due thereunder for as long as the CEO is a full-time employee of the Company and is paid a monthly salary of at least $30. Finally, the Company and the CEO agreed to resolve a dispute over the CEO’s transfer of 260,000 shares of the Company’s common stock to a prior institutional investor through a settlement agreement and payment of $1,000 from the Company to the CEO. The payment of $1,000 was recognized as a loss on settlement in the statements of operations during the nine months ended September 30, 2021.

12.	SUBSEQUENT EVENTS

PPP LOAN FORGIVENESS

Subsequent to September 30, 2021, the Company obtained forgiveness of one of its PPP Loans in the amount of $477.

MATERIAL AGREEMENT

In October 2021, the Company negotiated and executed an amendment and extension to its agreement with a contract manufacturer of the Company. The amendment extends the term of the agreement for an additional five (5) years. Accordingly, the Company could potentially incur additional costs related to units ordered that were subsequently canceled or otherwise not fulfilled.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” and the “Company”) as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

At Blink Charging, our highest priority remains the safety, health and well-being of our employees, their families and our communities and we remain committed to serving the needs of our customers and business partners. The Covid-19 pandemic is a highly fluid situation and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the ongoing presence of Covid-19 and multiple Covid-19 variants on our business as we learn more and the impact of Covid-19 on our industry becomes clearer.

Any one or more of these uncertainties, risks and other influences, could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Dollars are reported in thousands.

Overview

We are a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its nationwide Blink EV charging network (the “Blink Network”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and other EV-related services. The Blink Network is a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Network provides property owners, managers, parking companies, and state and municipal entities (“Property Partners”), among other types of commercial customers, with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Network also provides EV drivers with vital station information, including station location, availability, and fees.

In order to capture more revenues derived from providing EV charging equipment to commercial customers and to help differentiate Blink in the EV infrastructure market, Blink offers Property Partners a comprehensive range of solutions for EV charging equipment and services that generally fall into one of the business models below, differentiated by who bears the costs of installation, equipment, maintenance, and the percentage of revenue shared.

●	In our Blink-owned turnkey business model, Blink incurs the costs of the charging equipment and installation. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Network. In this model, which favors recurring revenues, Blink incurs most costs associated with the EV charging stations; thus, Blink retains substantially all EV charging revenues after deducting network connectivity and processing fees.

●	In our Blink-owned hybrid business model, Blink incurs the costs of the charging equipment while the Property Partner incurs the costs of installation. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Network. In this model, the Property Partner incurs the installation costs associated with the EV station; thus, Blink shares a more generous portion of the EV charging revenues with the Property Partner generated from the EV charging station after deducting network connectivity and processing fees.

23

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

●	In our Blink-as-a-Service model, Blink owns and operates the EV charging station, while the Property Partner incurs the installation costs. The Property Partner pays to Blink a fixed monthly fee and keeps all the EV charging revenues after deducting network connectivity and processing fees.

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

As of September 30, 2021, since our inception and excluding Blue Corner, we sold, deployed or acquired through acquisitions 18,730 chargers, of which, 7,243 were on the Blink Network (4,430 Level 2 publicly accessible commercial chargers, 1,594 Level 2 private commercial chargers, 103 DC Fast Charging EV publicly accessible chargers, 21 DC Fast Charging EV private chargers, and 1,095 residential Level 2 Blink EV chargers), and the remainder were non-networked, on other networks or international sales or deployments (164 Level 2 commercial chargers, 6 DC Fast Charging chargers, 9,993 residential Level 2 Blink EV chargers, 305 sold to other US networks, 955 sold internationally and 64 deployed internationally). The charger units herein are net of swap-out or replacement units.

In addition, as of September 30, 2021, since its inception, our recently acquired Blue Corner sold or deployed 9,561independent charge points which all were on Blue Corner’s network which comprised of 4,060 Level 2 publicly accessible commercial independent charge points, 25 DC Fast Charging publicly assessable commercial independent charge points and 5,476 private L2, private DC Fast Charging and private residential independent charge points.

As reflected in our unaudited condensed consolidated financial statements as of September 30, 2021, we had a cash balance of $133,153, working capital of $187,169 and an accumulated deficit of $223,496. During the three and nine months ended September 30, 2021, we incurred net losses of $15,321 and $36,145, respectively. We have not yet achieved profitability.

Recent Developments

May 2021 Acquisition of Blue Corner

On May 10, 2021, pursuant to a Share Purchase Agreement dated April 21, 2021, the Company through its wholly owned subsidiary in the Netherlands, Blink Holdings, B.V. closed on the acquisition from the shareholders of Blue Corner NV, a Belgian company (“Blue Corner”), of all of the outstanding capital stock of Blue Corner. Headquartered in Belgium, with sales representative offices in several other European cities, Blue Corner owns and operates an EV charging network across Europe. The acquisition of Blue Corner was made to enter the European market and provide an opportunity to expand the Company’s footprint in this region. The purchase price for the acquisition of all of Blue Corner’s outstanding capital stock was approximately $23,775 (or €20,000), consisting of approximately $22,985 (or €19,000) in cash and approximately $790 (€700) represented by 32,382 shares of the Company’s common stock (the “Consideration Shares”). The fair value of the Consideration Shares was calculated based on the average price of the Company’s common stock during the 30 consecutive trading days immediately preceding the closing date of the Share Purchase Agreement, which equaled $37.66 (or €30.88) per share, reduced by a discount for illiquidity due to the 12 month lockup that exists on any sales or transfers. The Company executed management agreements with key Blue Corner personnel, including equity incentive packages consisting of additional shares of the Company’s common stock which is compensatory and not included in the purchase price for this acquisition. The Company entered into an escrow agreement pursuant to the Share Purchase Agreement, under which the Company paid approximately $2,100 (€1,725) of the purchase price into an escrow account for a period of up to 18 months following the closing to cover any losses or damages the Company may incur by reason of any misrepresentation or breach of warranty by Blue Corner under the Share Purchase Agreement.

January 2021 Underwritten Public Offering

In January 2021, we completed an underwritten registered public offering of 5,660,000 shares of our common stock at a public offering price of $41.00 per share. We received approximately $232,100 in gross proceeds from the public offering, and approximately $221,4000 in net proceeds after deducting the underwriting discount and offering expenses paid by us. We are using the net proceeds to supplement our operating cash flows to fund EV charging station deployment and to finance the costs of acquiring or investing in competitive and complementary businesses, products and technologies as a part of our growth strategy. We are also using proceeds for working capital and other corporate purposes. Our Chief Executive Officer and one other officer participated in the offering by selling a total of 550,000 shares of our common stock from the exercise of the underwriter’s option to purchase additional shares. The public offering was made pursuant to our automatic shelf registration statement on Form S-3 filed with the SEC on January 6, 2021 and prospectus supplement dated January 7, 2021. Barclays Capital Inc. served as the lead book-running manager of the offering.

Government Grants

Blink has established a full-time dedicated team to identify and process federal and state funding opportunities for EV charging infrastructure development. Blink is committed to pursuing EV charging development grant opportunities in all 50 states. Sources of funding include funding from the United States Department of Energy, the United States Department of Transportation, the VW mitigation settlement trust fund, and funding initiatives from utility service providers. During the nine months ended September 30, 2021, we have been awarded approximately $24,000 in grants from federal and state agencies. Such awards are expected to be recognized as revenue in future periods based on the grant contract or service life of the chargers.

Note on Covid-19

The Covid-19 pandemic has impacted global stock markets and economies. We closely monitor the impact of the continuing presence of Covid-19 and multiple Covid-19 variants We have taken and continue to take precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers. We continue to receive orders for our products, although some shipments of equipment have been temporarily delayed. The global chip shortage and supply chain disruption has caused some delays in equipment orders from our contract manufacturer. As federal, state and local economies begin to return to pre-pandemic levels and with a vaccine underway the Company expects demand for charging station usage to increase, however the Company is unable to predict the extent of such recovery due to the uncertainty of Covid-19. As a result we are unable to predict the ultimate impact equipment order delays, chip shortage and continuous presence of Covid-19 will have on our business, future results of operations, financial position, or cash flows. The extent to which our operations may be impacted by the Covid-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. We intend to continue to monitor the impact of the Covid-19 pandemic on our business closely.

Consolidated Results of Operations

Three Months Ended September 30, 2021 Compared With Three Months Ended September 30, 2020

Revenues

Total revenue for the three months ended September 30, 2021 increased by $5,496, or 607%, to $6,402 compared to $906 during the three months ended September 30, 2020.

Charging service revenue from Company-owned charging stations was $908 for the three months ended September 30, 2021 as compared to $163 for the three months ended September 30, 2020, an increase of $745, or 457%. The increase is due to the increase in utilization of chargers, an increased number of chargers on the Blink network as well as charging service revenues of $591 from Blue Corner which we acquired in May 2021.

Revenue from product sales was $4,824 for the three months ended September 30, 2021 compared to $557 during the three months ended September 30, 2020, an increase of $4,267, or 766%. This increase was attributable to increased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2020 as well as product sales of $1,698 from Blue Corner which we acquired in May 2021.

Network fee revenues were $205 for the three months ended September 30, 2021 compared to $100 for the three months ended September 30, 2020, an increase of $105, or 105%. The increase was attributable to increases in host owned units as well as billings and invoicing to Property Partners during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Warranty revenues were $87 for the three months ended September 30, 2021 compared to $14 for the three months ended September 30, 2020, an increase of $73, or 521%. The increase was primarily attributable to an increase in warranty contracts sold for the three months ended September 30, 2021 compared to the three months ended September 30, 2021.

Grant and rebate revenues were $56 during the three months ended September 30, 2021, compared to $3 during the three months ended September 30, 2020, an increase of $53. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The 2021 revenue was related to the recognition of grants/rebates of $56 from Blue Corner which we acquired in May 2021.

Ride-sharing services revenues were $269 during the three months ended September 30, 2021 derived from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020.

Other revenue decreased by $16 to $53 for the three months ended September 30, 2021 as compared to $69 for the three months ended September 30, 2020. The increase was primarily attributable to lower Low Carbon Fuel Standard (LCFS) credits generated during the three months ended September 30, 2021 compared to the same period in 2020. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by Telco and other network providers, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended September 30, 2021 were $5,510 as compared to $539 for the three months ended September 30, 2020, an increase of $4,971, or 922%, of which, $2,113 is from Blue Corner which we acquired in May 2021.

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

Cost of charging services-company-owned charging stations (electricity reimbursements) increased by $80 to $200 for the three months ended September 30, 2021 as compared to $120 for the three months ended September 30, 2020. The increase in 2021 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Property Partner host fees increased by $426, or 1,151%, to $463 during the three months ended September 30, 2021 as compared to $37 during the three months ended September 30, 2020. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts per their agreements as well as an increase in the usage of charging stations as a result of the reopening of the economy from the COVID-19 pandemic.

Cost of product sales increased by $3,597 from $35 for the three months ended September 30, 2020 as compared to $3,632 for the three months ended September 30, 2021. The increase was primarily due to the increase in product sales of Generation 2, DC fast chargers and home residential chargers during the three months ended September 30, 2021 compared to the same period in 2020 as well as product sales of $1,441 from Blue Corner which we acquired in May 2021. Furthermore, the three months ended September 30, 2021 included a reduction in the provision for excess and obsolete inventory of $220 relating to the increased sales of residential home charger units. The three months ended September 30, 2020 included an decrease in the provision for excess and obsolete inventory of $291.

Network costs increased by $9, or 8%, to $115 during the three months ended September 30, 2021 as compared to $106 during the three months ended September 30, 2020. The increase was primarily a result of increased connectivity costs of members on the network.

Warranty and repairs and maintenance costs increased by $153, or 146%, to $258 during the three months ended September 30, 2021 from $105 during the three months ended September 30, 2020. The increase in 2021 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases. As of September 30, 2021, we recorded a liability of $12 which represents the estimated cost of existing backlog of known warranty cases.

Cost of ride-sharing services was $422 during the three months ended September 30, 2021 derived from ride-sharing subscription services program with the City of Los Angeles which was associated with the acquisition of BlueLA in September 2020.

Depreciation and amortization expense increased by $284 to $420 for the three months ended September 30, 2021 as compared to $136 for the three months ended September 30, 2020. The increase in depreciation expense was attributable to an increase in the number of EV charging stations including those from the Blue Corner acquisition which we acquired in May 2021 and vehicles purchased in December 2020 for the acquired BlueLA operations.

Operating Expenses

Compensation expense increased by $9,201, or 362%, to $11,745 (consisting of approximately $5,448 of cash compensation and benefits and approximately $6,297 of non-cash compensation) for the three months ended September 30, 2021. Compensation expense was $2,544 (consisting of approximately $2,400 of cash compensation and benefits and approximately $144 of non-cash compensation) for the three months ended September 30, 2020. The increase in compensation expense for the three months ended September 30, 2021 compared to the same period in 2020 was primarily associated with the investment in new personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated domestic and global growth of the Company. In addition, compensation expense during the three months ended September 30, 2021 compared the same period in 2020 increased due to additional personnel in conjunction with the acquisitions of BlueLA and U-Go made during 2020 and the acquisition of Blue Corner which occurred in May 2021. Also contributing to the increase in compensation expense for the three months ended September 30, 2021 is the new employment agreement with our CEO which included increases in cash and equity compensation. Included in non-cash share-based compensation for the three months ended September 30, 2021 was $5,329 related to the special four-year performance stock option for the CEO of the Company which is expected to be fully expensed by January 2022.

General and administrative expenses increased by $1,923, or 168%, to $3,067 for the three months ended September 30, 2021. General and administrative expenses were $1,144 for the three months ended September 30, 2020. The increase was primarily attributable to increases in accounting, legal, investor relations, marketing, consulting and other professional service expenditures of $1,210. Furthermore, general and administrative expenses increased due to increase in amortization expense of $439 related primarily to the Blue Corner acquisition. Also contributing to the increase in general and administrative expenses were operating expenditures related to the 2020 acquisitions of BlueLA and U-Go and the acquisition of Blue Corner which occurred in May 2021.

Other operating expenses increased by $1,311, or 221%, to $1,903 for the three months ended September 30, 2021 from $592 for the three months ended September 30, 2020. The increase was primarily attributable to increases in insurance, software licensing, annual shareholder meeting, rent and property/use tax expenditures of $889. Furthermore, increases in travel and vehicle expenses of $178 and $227, respectively, contributed to the increase in other operating expenses for the three months ended September 30, 2021 compared to the same period in 2020. Also contributing to the increase in other operating expenses were operating expenditures related to the 2020 acquisitions of BlueLA and U-Go and the acquisition of Blue Corner which occurred in May 2021.

Other Income (Expense)

Other income for the three months ended September 30, 2021 was $502 compared to other expense of $1 for the three months ended September 30, 2020. Other income for the three months ended September 30, 2021 was primarily related to the gain from the forgiveness of the PPP Loan.

Net Loss

Our net loss for the three months ended September 30, 2021 increased by $11,407, or 291%, to $15,321 as compared to $3,914 for the three months ended September 30, 2020. The increase was primarily attributable to an increase in compensation expense and general and administrative expenses in conjunction with current and anticipated growth of the Company.

Nine Months Ended September 30, 2021 Compared With Nine Months Ended September 30, 2020

Revenues

Total revenue for the nine months ended September 30, 2021 increased by $9,213, or 244%, to $12,990 compared to $3,777 during the nine months ended September 30, 2020.

Charging service revenue from Company-owned charging stations was $1,676 for the nine months ended September 30, 2021 as compared to $570 for the nine months ended September 30, 2020, an increase of $1,106, or 194%. The increase is due to the increase in utilization of chargers, an increased number of chargers on the Blink network as well as charging service revenues of $806 from Blue Corner which we acquired in May 2021.

Revenue from product sales was $9,762 for the nine months ended September 30, 2021 compared to $2,609 during the nine months ended September 30, 2020, an increase of $7,153, or 274%. This increase was attributable to increased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2020 as well as product sales of $3,180 from Blue Corner which we acquired in May 2021.

Network fee revenues were $421 for the nine months ended September 30, 2021 compared to $227 for the nine months ended September 30, 2020, an increase of $194, or 85%. The increase was attributable to increase in host owned units as well as billings and invoicing to Property Partners during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Warranty revenues were $119 for the nine months ended September 30, 2021 compared to $30 for the nine months ended September 30, 2020, an increase of $89, or 297%. The increase was primarily attributable to an increase in warranty contracts sold for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. As of September 30, 2021, we recorded a liability of $12 which represents the estimated cost of existing backlog of known warranty cases.

Grant and rebate revenues were $280 during the nine months ended September 30, 2020, compared to $11 during the nine months ended September 30, 2020, an increase of $269. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The 2021 revenue was primarily related recognition of $167 in various state grants associated with the installation of chargers during the nine months ended September 30, 2021, the amortization of previous years’ grants and grants/rebates of $100 from Blue Corner which we acquired in May 2021.

Ride-sharing services revenues were $504 during the nine months ended September 30, 2021 derived from ride-sharing subscription services program with the City of Los Angeles which was associated with the acquisition of BlueLA in September 2020.

Other revenue decreased by $102 to $228 for the nine months ended September 30, 2021 as compared to $330 for the nine months ended September 30, 2020. The decrease was primarily attributable to lower Low Carbon Fuel Standard (LCFS) credits generated during the nine months ended September 30, 2021 compared to the same period in 2020. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by Telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the nine months ended September 30, 2021 were $11,527 as compared to $2,688 for the nine months ended September 30, 2020, an increase of $8,839, or 329%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of charging services-company-owned charging stations (electricity reimbursements) increased by $124 to $310 for the nine months ended September 30, 2021 as compared to $186 for the nine months ended September 30, 2020. The increase in 2021 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Property Partner host fees increased by $692, or 461%, to $842 during the nine months ended September 30, 2021 as compared to $150 during the nine months ended September 30, 2020. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts per their agreements.

Cost of product sales increased by $5,688, or 399%, from $1,427 for the nine months ended September 30, 2020 as compared to $7,115 for the nine months ended September 30, 2021. The increase was primarily due to the increase in product sales of Generation 2, DC fast chargers and home residential chargers during the nine months ended September 30, 2021 compared to the same period in 2020 as well as product sales from Blue Corner which we acquired in May 2021. Furthermore, the nine months ended September 30, 2021 included a reduction in the provision for excess and obsolete inventory of $29 relating to the increased sales of residential home charger units. The nine months ended September 30, 2020 included a decrease in the provision for excess and obsolete inventory of $283.

Network costs decreased by $157, or 34%, to $307 during the nine months ended September 30, 2021 as compared to $464 during the nine months ended September 30, 2020. The decrease was primarily a result of non-capitalizable costs incurred during the 2020 period related to upgrades of our network systems.

Warranty and repairs and maintenance costs increased by $506, or 214%, to $743 during the nine months ended September 30, 2021 from $237 during the nine months ended September 30, 2020. The increase was attributable to significant efforts expended in previous periods to reduce the backlog in warranty cases. As of September 30, 2021, we recorded a liability of $12 which represents the estimated cost of existing backlog of known warranty cases.

Cost of ride-sharing services was $1,092 during the nine months ended September 30, 2021 derived from ride-sharing subscription services program with the City of Los Angeles which was associated with the acquisition of BlueLA in September 2020.

Depreciation and amortization expense increased by $894, or 399%, to $1,118 for the nine months ended September 30, 2021 as compared to $224 for the nine months ended September 30, 2020. The increase in depreciation expense was attributable to an increase in the number of EV charging stations including those from the Blue Corner acquisition which we acquired in May 2021 and vehicles purchased in December 2020 for the acquired BlueLA operations.

Operating Expenses

Compensation expense increased by $18,699, or 269%, to $25,663 (consisting of approximately $15,355 of cash compensation and benefits and approximately $10,308 of non-cash compensation) for the nine months ended September 30, 2021. Compensation expense was $6,964 (consisting of approximately $6,484 of cash compensation and approximately $480 of non-cash compensation) for the nine months ended September 30, 2020. The increase in compensation expense for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily associated with the investment in new personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated domestic and global growth of the Company. In addition, compensation expense during the nine months ended September 30, 2021 compared the same period in 2020 increased due to additional personnel in conjunction with the acquisitions of BlueLA and U-Go made during 2020 and the acquisition of Blue Corner which occurred in May 2021. Also contributing to the increase in compensation expense for the nine months ended September 30, 2021 is the new employment agreement with our CEO which included increases in cash and equity compensation as well as one-time awards and payments in satisfaction of his 2020 bonuses of $1,280, restricted stock grant of 19,504 shares of common stock, grant of 23,862 in stock options, and a salary catch-up since the expiration of his prior agreement in June 2020 of $295. Included in non-cash share-based compensation for the nine months ended September 30, 2021 was $7,241 related to the special four-year performance stock option for the CEO of the Company which is expected to be fully expensed by January 2022.

General and administrative expenses increased by $4,650, or 189%, to $7,110 for the nine months ended September 30, 2021. General and administrative expenses were $2,460 for the nine months ended September 30, 2020. The increase was primarily attributable to increases in accounting, legal, investor relations, marketing, consulting and other professional service expenditures of $2,895. Furthermore, general and administrative expenses increased due to increases in amortization expense and acquisition related expenses of $598 and $320, respectively, related to the Blue Corner acquisition. Also contributing to the increase in general and administrative expenses were operating expenditures related to the 2020 acquisitions of BlueLA and U-Go and the acquisition of Blue Corner which occurred in May 2021.

Other operating expenses increased by $2,627, or 162%, to $4,246 for the nine months ended September 30, 2021 from $1,619 for the nine months ended September 30, 2020. The increase was primarily attributable to increases in insurance, software licensing, hardware and software development costs, rent, annual shareholder meeting and property/use tax expenditures of $1,944. Furthermore, increases in travel and vehicle expenses of $174 and $199, respectively, contributed to the increase in other operating expenses for the nine months ended September 30, 2021 compared to the same period in 2020. Also contributing to the increase in other operating expenses were operating expenditures related to the 2020 acquisitions of BlueLA and U-Go and the acquisition of Blue Corner which occurred in May 2021.

Other Income (Expense)

Other expenses increased by $638 from other income of $49 for the nine months ended September 30, 2020 to $589 for the nine months ended September 30, 2021. The increase was primarily related settlement and payment of $1,000 by the Company to our CEO regarding the transfer of 260,000 shares of the Company’s common stock to a prior institutional investor partially offset by a gain of $379 related to the forgiveness of a PPP Loan.

Net Loss

Our net loss for the nine months ended September 30, 2021 increased by $26,240, or 265%, to $36,145 as compared to $9,905 for the nine months ended September 30, 2020. The increase was primarily attributable to an increase in compensation expense and general and administrative expenses in conjunction with current and anticipated growth of the Company.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2021	December 31, 2020
	(unaudited)

Cash	$133,153	$22,341

Working Capital	$187,169	$19,580

Notes Payable (Gross)	493	$871

During the nine months ended September 30, 2021, we financed our activities from proceeds derived from debt and equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the nine months ended September 30, 2021 and 2020, we used cash of $29,953 and $10,157, respectively, in operations. Our cash use for the nine months ended September 30, 2021 was primarily attributable to our net loss of $36,145, adjusted for net non-cash expenses in the aggregate amount of $13,082, and $6,890 of net cash used in changes in the levels of operating assets and liabilities. Our cash use for the nine months ended September 30, 2020 was primarily attributable to our net loss of $9,905, adjusted for net non-cash expenses in the aggregate amount of $750, and $1,002 of net cash used in changes in the levels of operating assets and liabilities.

During the nine months ended September 30, 2021, net cash used in investing activities was $81,982, of which, $60,267 was used in connection with the purchase of marketable securities, $6,804 was provided by the sale of marketable securities, $22,985 was used as cash consideration for the acquisition of Blue Corner, $243 was provided by the net cash acquired from Blue Corner and $5,540 was used to purchase charging stations and other fixed assets. $237 was related to the payment of engineering costs that were capitalized. During the nine months ended September 30, 2020, net cash provided by investing activities was $2,097, of which, $2,774 was provided in connection with the sale of marketable securities and $681 was used to purchase charging stations and other fixed assets.

During the nine months ended September 30, 2021, cash provided in financing activities was $222,913 of which, $221,333 was provided by the sale of common stock in a public offering and $1,619 was provided upon the exercise of warrants, this was offset by $39 used to pay down our liability in connection with internal use software. During the nine months ended September 30, 2020, net cash provided financing activities was $18,783, of which $856 was attributable to proceeds from our PPP loan, $17,836 was attributable to the net proceeds from the sale of common stock under the ATM, partially offset by $53 used to pay down our liability in connection with internal use software.

As of September 30, 2021, we had cash, working capital and an accumulated deficit of $133,153, $187,169 and $223,496, respectively. During the three and nine months ended September 30, 2021, we had a net loss of $15,321 and $36,145, respectively.

In January 2021, we completed an underwritten registered public offering of 5,660,000 shares of our common stock at a public offering price of $41.00 per share. We received approximately $232,100 in gross proceeds from the public offering, and approximately $221,400 in net proceeds after deducting the underwriting discount and offering expenses paid by us. The public offering was made pursuant to our automatic shelf registration statement on Form S-3 filed with the SEC on January 6, 2021 and prospectus supplement dated January 7, 2021.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess the recoverability of our long-lived assets by monitoring current selling prices of car charging units in the open market, the adoption rate of various auto manufacturers in the EV market and projected car charging utilization at various public car charging stations throughout our network in determining fair value. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

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

Recently Issued Accounting Standards

For a description of our recently issued accounting standards, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report.

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

As of September 30, 2021, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2020, under the heading “Management’s Report on Internal Control Over Financial Reporting” and that continued to exist as of September 30, 2021.

However, as part of its ongoing remediation initiative and with the help of an outside firm, management continued to commit substantial resources to documenting and evaluating our internal controls during the quarter:

● Management has reviewed the design, evaluated and operationally tested its internal controls over logical and administrative access to certain IT systems, resources, and facilities or to administer IT applications. Management will continue to monitor its remediation of this previously reported Material Weakness for the remainder of the year.

● Management continued to test the operational effectiveness of (a) the key internal controls forming part of the identified business processes and within the NetSuite accounting system; and (b) the internal controls that have been put in place as part of its remediation initiatives.

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

Changes in Internal Control over Financial Reporting

Except the above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) or 15d15(d) of the Exchange Act during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a description of our legal proceedings, see Note 11 – Commitments and Contingencies – Litigation and Disputes in Part 1, Item 1 of this Quarterly Report.

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

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $15,000 for the quarter ended September 30, 2021. As of September 30, 2021, we had net working capital of approximately $187,000 and an accumulated deficit of approximately $223,000. We have not yet achieved profitability.

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

Our business and results of operations will be, and our financial condition may be, impacted by the ongoing presence of Covid-19 and such impact is uncertain.

The global spread of the novel coronavirus (Covid-19) and multiple Covid-19 variants has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic will continue to impact our business, operations and financial results is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation, as amended most recently on August 17, 2017.	10-K	3.1	04/17/2018

3.2	Bylaws, as amended most recently on January 29, 2018.	10-K	3.2	04/17/2018

4.1	Warrant Agency Agreement by and between the Company and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering.	8-K	4.1	02/21/2018

4.2	Form of Common Stock Purchase Warrant dated April 9, 2018	8-K	4.1	04/19/2018

4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.3	04//02/2020

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.				X

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.				X

32.1*	Section 1350 Certification of Principal Executive Officer.				X

32.2*	Section 1350 Certification of Principal Financial Officer.				X

101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				XX
101.CAL	XBRL Calculation.				XX
101.DEF	XBRL Definition.				XX
101.LAB	XBRL Label.				XX

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2021	BLINK CHARGING CO.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

