Form 10-K/A
period 2020-12-31
Blink Charging Co.
filed 2021-12-16
CIK 1429764

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2020 (Commission File No. 001-38392) (the “2020 Annual Report”), as filed by the registrant with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021. This Amendment No. 1 on Form 10-K is being filed solely to amend the registrant’s audit report provided by the registrant’s independent registered public accounting firm to include reference to (i) in the first sentence thereof, the balance sheet as of December 31, 2019 and the consolidated statements of comprehensive loss for the two years ended December 31, 2020, and (ii) in the last sentence of the first paragraph thereof, the accounting principles generally accepted in the United States of America, which in each case were inadvertently not included in the auditor’s initial report. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except as otherwise expressly noted herein, there have been no changes in any of the financial or other disclosure information contained in the 2020 Annual Report. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after March 31, 2021) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2020 Annual Report and the registrant’s other filings with the SEC.

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blink Charging Co. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blink Charging Co. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved or especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp
We have served as the Company’s auditor since 2014.

New York, NY
March 31, 2021

3

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	EXHIBITS

We have filed the exhibits listed in the Exhibit Index below in this Form 10-K/A:

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Rule 13a-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer				X
32.1	Section 1350 Certification of Principal Executive Officer				X
32.2	Section 1350 Certification of Principal Financial Officer				X

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK CHARGING CO.

Date: December 16, 2021	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: December 16, 2021	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

5