Form 10-K
period 2021-12-31
Blink Charging Co.
filed 2022-03-16
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (36,304,487 shares) computed by reference to the price at which the common equity was last sold ($41.47) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021): $1,494,655,730.

As of March 10, 2022, the registrant had 42,435,689 outstanding shares of common stock.

The following document is incorporated by reference into Part III of this Form 10-K:

Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2022 annual meeting of stockholders.

TABLE OF CONTENTS

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

Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition, and the projected growth of the industries in which we operate, as well as the following statements:

●	According to The International Energy Agency projects global EV sales to grow from 3 million vehicles in 2020 to about 25 million vehicles in 2030, a 24 percent CAGR growth rate over this time period;
●	that the EV charger industry as a whole is undercapitalized to deliver the full potential of the expected EV market growth in the near future;
●	that we expect to retain our leadership position with new capital;
●	that we do not anticipate paying any cash dividends on our common stock;
●	that we anticipate continuing to expand our revenues by selling our next generation of EV charging equipment, expanding Blink owned and operated charging equipment, expanding our sales channels, and implementing EV charging station occupancy fees (fees for remaining connected to the charging station beyond an allotted grace period after charging is completed), implementing subscription plans for our Blink-owned public charging locations, and advertising fees; and
●	that we are unique in our ability to offer various business models to Property Partners (as defined herein) and leverage our technology to meet the needs of both Property Partners and EV drivers.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;
●	increased levels of competition;
●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;
●

the military action launched by Russian forces in Ukraine, the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions, and the effect of these developments on our business and results of operations;

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

Certain of the market data and other statistical information contained in this Annual Report are based on information from independent industry organizations and other third-party sources, including industry publications, surveys and forecasts. Some market data and statistical information contained in this Annual Report are also based on management’s estimates and calculations, which are derived from our review and interpretation of the independent sources listed above, our internal research and our knowledge of the EV industry. While we believe such information is reliable, we have not independently verified any third-party information, and our internal data has not been verified by any independent source.

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

For a discussion of factors that we believe could cause our actual results to differ materially from expected and historical results, see “Item 1A – Risk Factors” below.

In this Annual Report, unless otherwise indicated or the context otherwise requires, the “Company,” “Blink,” “Blink Charging,” “we,” “us” or “our” refer to Blink Charging Co., a Nevada corporation, and its consolidated subsidiaries.

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

Note on Covid-19

The Covid-19 pandemic has impacted global stock markets and economies. We closely monitor the impact of the continuing presence of Covid-19 and recently identified variants of Covid-19 which appear to be more transmissible and contagious than previous Covid-19 variants and have caused an increase in the number of Covid-19 cases globally. We have taken and continue to take precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers. We continue to receive orders for our products, although some shipments of equipment have been temporarily delayed. The global chip shortage and supply chain disruption has caused some delays in equipment orders from our contract manufacturer. As federal, state and local economies begin to return to pre-pandemic levels, we expect demand for charging station usage to increase, however, we are unable to predict the extent of such recovery due to the uncertainty of Covid-19. As a result, we are unable to predict the ultimate impact of equipment order delays, chip shortage and continuous presence of Covid-19 will have on our business, future results of operations, financial position, or cash flows. We intend to continue to monitor the impact of the Covid-19 pandemic on our business closely. For a further discussion of the risks, uncertainties and actions taken in response to the COVID-19 pandemic, refer to Item 1A “Risk Factors”.

PART I

ITEM 1.	BUSINESS.

Overview

Blink Charging Co., through its wholly-owned subsidiaries, is a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services includes its nationwide Blink EV charging network (the “Blink Network”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”), and other EV-related services. The Blink Network is a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Network provides property owners, managers, parking companies, and state and municipal entities (“Property Partners”), among other types of commercial customers, with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Network also provides EV drivers with vital station information, including station location, availability, and fees (if applicable).

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

●	In our Blink-owned turnkey business model, Blink incurs the costs of the charging equipment and installation. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Network. In this model, which favors recurring revenues, Blink incurs most costs associated with the EV charging stations; thus, Blink retains substantially all EV charging revenues after deducting network connectivity and processing fees.

●	In our Blink-owned hybrid business model, Blink incurs the costs of the charging equipment while the Property Partner incurs the costs of installation. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Network. In this model, the Property Partner incurs the installation costs associated with the EV station; thus, Blink shares a more generous portion of the EV charging revenues with the Property Partner after deducting network connectivity and processing fees.

●	In our host-owned business model, the Property Partner purchases, owns and operates the Blink EV charging station and incurs the installation costs. Blink works with the Property Partner, providing site recommendations, connectivity to the Blink Network, payment processing, and optional maintenance services. In this model, the Property Partner retains and keeps all the EV charging revenues after deducting network connectivity and processing fees.

●	In our Blink-as-a-Service model, Blink owns and operates the EV charging station, while the Property Partner incurs the installation costs. The Property Partner pays to Blink a fixed monthly fee and keeps all the EV charging revenues after deducting network connectivity and processing fees

Blink also operates a ride-sharing program through the Company’s wholly owned subsidiary, BlueLA Rideshare, LLC (“BlueLA”) and the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service.

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

During 2021, Blink was awarded several new prominent customers including General Motors, Ford, Jaguar-Land Rover, Hyundai, Kia, Subaru, AutoNation, Berkshire-Hathaway Automotive, Bridgestone, the City of San Antonio, the Related Group, and others. During 2020, Blink awarded several new prominent customers, including Cushman & Wakefield, Reef Technology, Lehigh Valley Health, St. Luke’s University Health Network, Lion Electric, and several others that expand Blink’s potential for unit sales and deployments. Commensurate with these new business relationships, we also forged critical strategic relationships with organizations that directly or indirectly influence EV charging stations purchase decisions. Examples include Sustainable Westchester in New York and Clean Cities Organizations in Virginia, Vermont and Ohio.

In 2021, Blink opened a new office in Noida, India, adjacent to New Delhi. The new office adds to the Company’s expanding U.S. capacity to develop and innovate new software capabilities to better meet the needs of an evolving EV charging landscape, while also serving as a key hub for operations serving the Asia Pacific and Middle East regions. The new office in India is the first within the country for Blink and is part of the Company’s strategic goal to grow the global engineering team and develop an operational hub to facilitate expansion into new international regions.

As of December 31, 2021, since our inception and excluding Blue Corner, we sold, deployed or acquired through acquisitions 20,684 chargers, of which, 7,366 were connected to the Blink Network (4,611 Level 2 publicly accessible commercial chargers, 1,536 Level 2 private commercial chargers, 91 DC Fast Charging EV publicly accessible chargers, 34 DC Fast Charging EV private chargers, and 1,095 residential Level 2 Blink EV chargers), 920 Level 2 chargers and 45 DC Fast Chargers are pending to be commissioned to the Blink Network, and the remaining 12,353 were non-networked, on other networks or international sales or deployments (159 Level 2 commercial chargers, 6 DC Fast Charging chargers, 10,099 residential Level 2 Blink EV chargers, 1,034 sold to other US networks, 990 sold internationally and 64 deployed internationally).

In addition, as of February 3, 2022, since its inception, our recently acquired subsidiary, Blue Corner, sold or deployed 11,677 independent charge points, all of which were on Blue Corner’s network, which was comprised of 4,566 Level 2 publicly accessible commercial independent charge points, 19 DC Fast Charging publicly assessable commercial independent charge points and 7,092 private L2, private DC Fast Charging and private residential independent charge points. The charger units reported herein are net of swap-out or replacement units.

Industry Overview

The market for plug-in electric vehicles experienced significant growth in recent years. In response to consumer demands, electric cars now feature extended ranges and improved performance. Notable events in 2020 further propelled the EV industry. Stay-at-home orders and the resulting reductions in global carbon dioxide emissions showcased the potential of cleaner, lower-emission air quality worldwide. Battery technology advances have allowed EVs to achieve approximate cost parity with internal combustion engine vehicles and have extended driving range and consumer confidence. Finally, the new United States administration’s focus on climate initiatives and its large-scale commitment to expanding EV charging infrastructure has spurred widespread interest and promotion of the EV industry.

Electric vehicle demand has also been spurred by federal, state, and local incentives and rebates for both vehicles and their required charging infrastructure. For example, California, Oregon, New York, Maryland, Massachusetts, and other states have created mandates for EVs to achieve more than 6.8 million EVs on the road by 2030. Further, a shift towards EV car-sharing has boosted the transition to EV fleets, leading to increased EV charging station demand. In response to consumer demand and governmental regulations, major automakers and OEMs have accelerated the development and production of a robust portfolio of electric vehicles. More than 70 EV models are currently available from automakers such as Tesla, Nissan, Kia, GM, Ford, Fiat, BMW, Mercedes-Benz, Audi, Volkswagen, Toyota, Mitsubishi, Land Rover, and Porsche and an estimated 62 more are scheduled to become available in 2022. The International Energy Agency projects global EV sales to grow from 3 million vehicles in 2020 to about 25 million vehicles in 2030, a 24 percent compound annual growth rate (“CAGR”) over this time period.

These market demands well position Blink for rapid growth in its EV charging network, the number of its members, and its site host property partners’ expansion. Blink has been preparing for this high-growth environment through its planning initiatives, including securing large national and international strategic partnerships and agreements, and further developing the Company’s technology. These strategic actions will help ensure the Company is well positioned to meet the growing infrastructure demand both in the United States and globally. In addition to meeting the required demand for EV charging infrastructure, Blink’s unique, owner-operator focused business models help the Company significantly benefit from increased utilization as the industry expands through revenue share at Blink-owned charging stations.

Our EV Charging Solutions

We offer a variety of EV charging products and services to Property Partners and EV drivers.

EV Charging Solutions

●	Level 2. We offer Level 2 (AC) EV charging equipment, which is ideal for commercial and residential use, that has the standard J1772 connector, which is compatible with all major auto manufacturer electric vehicle models. Our commercial Level 2 chargers consist of the IQ 200 family which is available in pedestal wall mount and pole mount configurations. The IQ 200 family provides an optional cable management system with the ability to connect to our Blink Network. Our non-networked residential product, Blink HQ 150, is available in a wall-mount configuration and offers a delay start feature that allows users to optimize charging when utility rates are lowest. Level 2 charging stations typically provide a full charge in two to eight hours. Level 2 chargers are ideally suited for low-cost installations and frequently used parking locations, such as workplace, multifamily residential, retail and mixed-use, parking garages, municipalities, colleges/schools, hospitals and airports.

●	In January 2022, we announced the next generation of Level 2 chargers to enhance our offering for the residential and the Fleet multifamily residential markets. The HQ 200 Basic is a non-networked residential product and the HQ 200 Smart is a networked residential product. The MQ 200 product is an ideal product for the Fleet and multifamily residential markets.

●	Mobile Charger. Blink offers the IQ 200-M Level 2 charger for the mobile/emergency charging market which requires a portable charger to be used for roadside or other use cases where a connection to the electricity grid is not available.

●	Advertising Solution. In January 2022, Blink launched its advertising and charging solution in one product. This product, Vision IQ 200, consists of static and dynamic advertising and Level 2 charge targeted at the retail, hospitality and high traffic locations.

●	DCFC. Blink offers a complete line of DC Fast Charging equipment (“DCFC”) that range from 50kW to 175kW, support the ‘CHAdeMo’ and the CCS1 connector, and typically provide an 80% charge in less than 30 minutes. Installation of DCFC stations and grid requirements are typically greater than Level 2 charging stations and are ideally suited for transportation hubs and locations between travel destinations.

●	Blink’s rapid expansion into DCFC sites is supported by reseller type relationships with all the major equipment manufacturers globally. This assures Blink access to the best-in-class equipment for each specific requirement, allowing Blink to provide the best possible charging solutions for its customers. The third-party DCFC’s operate on the Blink Network as all of our other products. The third-party equipment currently operating on Blink’s network include ABB, BTC, Signet, and Tritium.

●	International Products. Blink offers Level 2 AC and DC products for the international markets targeted at the residential, workplace, retail, parking garages, leasing companies, hospitality and other locations requiring a Level 2 or a DC Fast charger. These products are available with the Type 2 and CCS 2 connectors.

●	Blink Network. Blink Network is a cloud-based product that manages our network of EV chargers for remote monitoring, management, payment processing, customer support and other features required for operating the Blink network of EV charging locations.

●	Mobile Apps. Blink offers mobile apps (iOS and Android) for EV drivers to signup, locate, charge and pay at the EV chargers.

●	Fleet Management. In January 2022, Blink announced the Fleet Management Portal targeted at commercial, municipal and federal fleets that are interested in electrifying their fleets for planning, managing, and optimizing their fleets for departure and energy costs.

Competitive Advantages/Operational Strengths

Long-Term Contracts with Property Owners. We have strategic and often long-term agreements with location exclusivity with Property Partners across numerous transit/destination locations, including airports, car dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condo, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. Property Partners include well-recognized companies, large municipalities and local businesses. Representative examples are City of Miami Beach, City of Chula Vista, City of Phoenix, City of Portland, University of San Diego, Ohlone College, ACE Parking, Icon Parking, SP+ Parking, iPark, LAZ Parking, Reef Parking, Federal Realty, Equity Residential, Related Group, Johnson & Johnson, Kaiser Permanente, Blessing Healthcare, Sony Pictures Entertainment, Starbucks, JBG Associates, Kroger Company, Fred Meyer Stores, Inc., Fry’s Food & Drug, Inc., Raising Cane’s, McDonald’s, Carl’s Jr., Burger King, and Ralphs Grocery Company. We continue to establish new contracts with Property Partners that previously secured our services independently or had contracts with the EV service providers that we acquired in the past.

Differentiated but Flexible Business Models. We own, operate and supply proprietary electric vehicle charging equipment and networked EV charging services. We believe that our ability to flexibly provide various business models, including a comprehensive turnkey solution, to Property Partners and leverage our technology to meet both Property Partners’ and EV drivers’ needs provides us competitive advantage in addition to more compelling long-term growth opportunities than possible through equipment sales only.

Ownership and Control of EV Charging Stations and Services. We own a large percentage of our charging stations, which is a significant differentiation between us and some of our primary competitors. This ownership model allows us to control the settings and pricing for our EV charging services, service the equipment as necessary, and have more effective brand management and price uniformity. As for those stations that we do not own, we are using our best efforts to encourage their owners to keep the stations operating in good order and, in some cases, to replace faulty stations with our new charging stations equipment.

Experience with Products and Services of Other EV Charging Service Providers. From our early days and through our acquisitions, we have had the experience of owning and operating EV charging equipment manufactured by other EV charging service providers, including General Electric, ChargePoint, and SemaConnect. This experience has provided us with the working knowledge of other equipment manufacturers’ benefits and drawbacks and their applicable EV charging networks.

Our Growth Strategy

Our objective is to continue becoming a leading provider of EV charging solutions by deploying mass-scale EV charging infrastructure. By doing so, we aim to enable the accelerated growth of EV adoption and the EV industry. Key elements of our growth strategy include:

●	Pursue Strategic Opportunities to Expand Blink-Owned Turnkey and Hybrid Models. We have structured our business to identify and pursue opportunities to develop Blink’s owner and operator business model with locations with potential high utilization, where grant monies are available, and where we can realize long-term benefit for the EV charging location and establish long-term recurring revenue relationships.

●	Relentless Focus on Customer Satisfaction. We aim to increase overall customer satisfaction with new and existing Property Partners and EV drivers by upgrading and expanding the EV charging footprint throughout high-demand, high-density geographic areas. Another objective is to improve productivity and utilization of existing EV charging stations and enhance the valuable features of our EV charging station hardware and the Blink Network.

●	Continue to Invest in Technology Innovations. We will continue to enhance the product offerings available in our EV charging hardware, cloud-based software, and networking capability. This includes the design and launch of our next generation of EV charging solutions, including accelerating the charge currents currently available in EV charging hardware and new, robust Blink Network features to stay ahead of the competition. Our key service solutions allow us to remain technology agnostic so that, if market conditions shift, we have the option to leverage pure-play hardware providers to augment our products. In 2021, we opened a new office near New Delhi, India. The new office in India is the first within the country for Blink and is part of the Company’s strategic goal to grow the global engineering team and develop an operational hub to facilitate expansion into new international regions.

●	Strengthen and Support our Human Capital. Our experienced employees and management team are our most valuable resources. Attracting, training, and retaining key personnel has been and will remain critical to our success. To achieve our human capital goals, we intend to stay focused on providing our personnel with entrepreneurial opportunities to expand our business within their areas of expertise. We will also continue to provide our personnel with personal and professional growth opportunities, including additional training, performance-based incentives such as opportunities for stock ownership, and other competitive benefits.

●	Expand Sales and Marketing Resources. We intend to invest in sales and marketing infrastructure to capitalize on the growth in the market and expand our go-to-market strategy. Today, we use a direct sales force, as well as resellers, and will continue expanding through the use of independent sales agents, utilities, solar distributors, contractors, automotive manufacturers and dealers.

●	Seek Strategic Acquisition Opportunities. We seek domestic and international acquisition opportunities which will allow us to expeditiously expand our footprint of EV charging station locations, product offerings, and enhance our Blink Network.

●	Leverage Our Early Mover Advantage. We continue to leverage our extensive and defendable first-mover advantage and the digital customer experience we have created for both EV drivers and Property Partners. We believe that tens of thousands of Blink driver registrants appreciate the value of transacting charging sessions on an established, robust network. Blink chargers are deployed across the United States, and the tendency, among users, is to stay within one consistent network.

●	Appropriately Capitalize Our Business. We continue to pursue new potential capital sources to deliver critical operational objectives and the necessary resources to execute our overall strategy. The EV charging industry as a whole is undercapitalized to deliver the full potential of the expected EV market growth in the near future. We expect to retain our leadership position with new growth capital as required.

●	International Expansion. On May 10, 2021, the Company, through its wholly owned subsidiary in the Netherlands, Blink Holdings, B.V., closed on the acquisition from the shareholders of Blue Corner NV, a Belgian company (“Blue Corner”), of all of the outstanding capital stock of Blue Corner. Headquartered in Belgium, with sales representative offices in several other European cities, Blue Corner owns and operates an EV charging network across Europe. The acquisition of Blue Corner was made to enter the European market and provide an opportunity to expand the Company’s footprint in this region. As a key contributor to the expanding EV landscape, we are continuously looking for opportunities to strategically increase our global assets while also making EV charging more accessible. International expansion is fundamental to our rapid growth and will accelerate the success we are already achieving in the region.

Sales

Blink’s sales organization builds and maintains long-term business relationships with our customers by utilizing our four core business models. These business models provide a high degree of flexibility to match host location goals and objectives for EV charging with our industry-leading equipment acquisition solutions. Our team identifies locations that have the potential to create long-term, recurring value for the Property Partner and Blink. Sales personnel are able to pivot to traditional equipment sales or charging-as-a-service models when, and if, a location is not identified as a promising generator of future recurring revenues. The team strives to maintain a balance between equipment sales that grow revenue today, and site locations that have potential to generate strong revenues in the future under our owner-operator business models.

Blink also engages with strategic reseller partners across a range of vertical markets both within the U.S. and globally. These resellers typically have unique relationships or capabilities within their respective markets and provide Blink with additional sales opportunities. These resellers amplify Blink’s sales reach and are authorized to sell our EV charging hardware, software services (connectivity to Blink Network), and extended warranty service plans, to strategic site hosts and in specific locations.

Blink is making further inroads into the residential charging station market where we sell Level 2 chargers through various internet channels, such as Amazon, Walmart.com, Lowes.com, and other online retailers, to reach the single-family residential charging market in the United States.

During 2021, Blink awarded several new prominent customers including General Motors, Ford, Jaguar-Land Rover, Hyundai, Kia, Subaru, AutoNation, Berkshire-Hathaway Automotive, Bridgestone, the City of San Antonio, the Related Group, and others. During 2020, Blink awarded several new prominent customers, including Cushman & Wakefield, Reef Technology, Lehigh Valley Health, St. Luke’s University Health Network, Lion Electric, and several others, that expand Blink’s potential for unit sales and deployments. Commensurate with these new business relationships, we also forged critical strategic relationships with organizations that directly or indirectly influence EV charging station purchase decisions. Examples include Sustainable Westchester in New York, and Clean Cities Organizations in Virginia, Vermont and Ohio.

In addition to adding sales personnel within key markets, we solidified our organizational structure through hiring talented business development professionals and establishing a new account management team to onboard customers and maintain long-term relationships.

Our in-house staff performs a variety of marketing activities. Our marketing team works to promote and sell our services to property owners and managers, parking companies, and EV drivers. We also utilize marketing and communication channels, including press releases, email marketing, website (www.blinkcharging.com), pay-per-click advertising, social media marketing, webinars, sponsorships and partnerships, advertising, and conferences. Our websites’ information is not, and will not be deemed, a part of this Annual Report or incorporated into any other filings we make with the SEC.

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

Our Customers and Partners

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use and municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. We have hundreds of Property Partners that include well-recognized companies, large municipalities, and local businesses. We strive to engage all Blink-owned turnkey and hybrid property partners with exclusive EV charging contracts. This strategy further supports our owner-operator model to generate recurring revenue for both the Property Partner and Blink. Representative examples are McDonald’s, Sony Pictures, Caltrans, Porsche Design Tower, City of Azusa, City of Chula Vista, City of Springfield, City of Tucson, Federal Realty, Fred Meyer Stores, Inc., Fry’s Food & Drug, Inc., JBG Associates, LLC, Kroger Company and Ralphs Grocery Company. We continue to establish new contracts with Property Partners that previously secured our services independently or had contracts with the EV services providers that we acquired, including Ecotality, the former owner of the Blink-related assets.

Our revenues are primarily derived from fees charged to EV drivers for EV charging in public locations, EV charging hardware sales, government grants, and sales of equipment warranties. EV charging fees to drivers are based on an hourly rate, by energy dispensed per kilowatt-hour (“kWh”), or by session. Such fees are calculated based on various factors, including associated station costs and local electricity tariffs. EV charging hardware is sold to our Property Partners such as InterEnergy, Green Commuter, Nashville Music Center, Wendy’s, and other Property Partners engaged with our host-owned business model. Other income sources from EV charging services are network fees, extended warranty fees, membership fees, and payment processing fees paid by our Property Partners. Blink generates revenues from its ride-sharing program through BlueLA and the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service.

We teamed up with Google Maps to make locating EV charging stations straightforward and accessible. Our charging stations are displayed in Google Maps, along with other relevant information.

We are focused on international expansion and have made significant progress in the last year at expanding our business across the globe, focusing primarily on Europe, Israel, and Latin America. In May 2021, we purchased the Belgian EV car charging company Blue Corner NV, managed through our international holdings subsidiary, Blink Holdings BV in Amsterdam, the Netherlands. Additionally, we utilize Blink Charging Ltd. for our expansion in Israel and Blink Hellas SA for our expansion in Greece. We are in the process of incorporating numerous subsidiaries in Latin America as we further concentrate our international efforts. Finally, we established a new software development team in India, managed by our subsidiary Blink Charging Software Solutions Ltd.

We expanded our efforts on diversification, public service, and focus on renewable energy. We established a new committee of the Board of Directors, the Environmental, Social & Governance Committee (ESG), and adopted a new diversity statement. Our Human Resources Department led several successful climate initiatives throughout the year, including a cleanup of Miami Beach. Although we are still primarily working remotely and have not required employees to return to our new offices, our company culture is stronger than ever.

Our Competition

The EV charging equipment and service market is highly competitive, and we expect the market to become increasingly competitive as new entrants enter this growing market. Our products and services compete on product performance and features, the total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability, and the installed base’s size. Our existing competition currently includes ChargePoint, which manufactures EV charging equipment and operates the ChargePoint Network, and Evgo, which offers home and public charging with pay-as-you-go and subscription models. Other entrants into the connected EV charging station equipment market include Volta, Clipper Creek, SemaConnect, and EV Connect. We believe these additional competitors struggle with gaining the necessary network traction but could gain momentum in the future. While Tesla does offer EV charging services, the connector type currently restricts the chargers to Tesla vehicles only. Many other EV charging companies offer non-networked or “basic” chargers with limited customer leverage but could provide a low-cost solution for basic charger needs in commercial and home locations.

Our competitive advantage in this market includes our exclusive, long-term contracts with our Property Partners and flexible business models. We offer our EV charging station equipment and provide access to a robust EV charging network.

Government Grants

Blink has established a full-time dedicated team to identify and process federal and state funding opportunities for EV charging infrastructure development. Blink is committed to pursuing EV charging development grant opportunities in all 50 states. Funding sources include the United States Department of Energy, the United States Department of Transportation, the VW mitigation settlement trust fund, and funding initiatives from utility service providers.

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

We intend to continue to vigorously seek additional grants, loans, rebates, subsidies, and incentives as cost-effective means of reducing our capital investment in the promotion, purchase and installation of charging stations where applicable. We expect these incentives, rebates, and tax credits to be critical to our future growth. Additionally, some incentives are currently offered to encourage electric vehicle adoption at the federal, state and local levels. The Federal government provides a personal income tax credit for qualified plug-in electric vehicles, with a minimum credit of $2,500 and a maximum of $7,500, depending on vehicle weight and battery capacity. Such credits begin to phase out when the vehicle manufacturer reaches certain production levels. States such as California, Colorado, Delaware, Louisiana, Massachusetts, New York, and Rhode Island offer various rebates, grants, and tax credits to incentivize EV and EVSE purchases.

CESQG

As a Conditionally Exempt Small Quantity Generator (“CESQG”), we generate a limited quantity of hazardous waste, mainly solvent contaminated wipes, which are transported to local solid waste facilities. Scrapped electronic boards are transported to a local recycler. A CESQG of hazardous waste is defined as a generator that:

●	produces no more than 100 kg (220 lbs.) of hazardous waste per month;
●	produces no more than 1 kg (2.2 lbs.) of acutely hazardous waste per month;
●	does not accumulate more than 1,000 kg (2,204 lbs.) of hazardous waste on-site; and
●	a CESQG has no time limit for accumulation.

The use of our machinery and equipment must comply with the following applicable laws and regulations, including safety and environmental regulations:

●	General Safety for All Employees – Includes health hazard communication, emergency exit plans, electrical safety-related work practices, office safety, and hand-powered tools.

●	Technicians and Engineers – Only authorized persons (technicians and engineers) perform product testing and repair in the facility’s production and engineering areas, including those engineers involved in field service work. Regulations include control of hazardous energy and personal protective equipment.

●	Logisticians – Includes forklift operations performed only by certified shipping/receiving personnel and material handling and storage.

We fully comply with the general industry category’s environmental regulations applicable to us as a CESQG.

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

NEMA

The National Electrical Manufacturers Association (“NEMA”) is the association of electrical equipment and medical imaging manufacturers. NEMA provides a forum for developing technical standards in the industry and users’ best interests, advocating industry policies on legislative and regulatory matters, and collecting, analyzing, and disseminating industry data. All of our US products comply with the NEMA standards that apply to such products.

Intellectual Property

We rely on a combination of patent, trademark, copyright, unfair competition and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish, maintain and protect our proprietary rights. Our success depends partly on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights.

As of December 31, 2021, we had four active patents issued in the United States (in the name of our subsidiary Ecotality, Inc.). These patents relate to various EV charging station designs. We intend to regularly assess opportunities for seeking patent protection for those aspects of our technology, designs and methodologies that we believe provide a meaningful competitive advantage. If we cannot do so, our ability to protect our intellectual property or prevent others from infringing our proprietary rights may be impaired.

Human Capital Resources

Our experienced employees and management team are some of our most valuable resources, and we are committed to attracting, motivating, and retaining top professionals. As of December 31, 2021, we had 198 employees, including 191 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

We expanded our efforts on diversification, public service, and focus on renewable energy. We established a new committee of the Board of Directors, the Environmental, Social & Governance Committee (ESG), and adopted a new diversity statement. Our Human Resources Department led several successful climate initiatives throughout the year, including a cleanup of Miami Beach.

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

Available Information

We use our website www.blinkcharging.com. Our website’s information is not, and will not be deemed, a part of this Annual Report or incorporated into any other filings we make with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our corporate governance documents, including our code of conduct and ethics, are also available on our website. In this Annual Report on Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC and will be available, free of charge, on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available on our website.

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

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of $55.1 million, $17.8 million and $9.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had net working capital of $176.3 million and an accumulated deficit of $242.5 million. We have not yet achieved profitability.

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

Our growth is highly dependent upon the adoption by consumers of EVs, and we are subject to a risk of any reduced demand for EVs. If the market for EVs does not gain broad market acceptance or develops slower than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, specifically EVs, include:

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

Our business, the businesses of our customers and the businesses of our charging equipment suppliers could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the ongoing presence of the coronavirus COVID-19 and its variants. A significant component supplier of our Blink IQ 200 charging station is located in Taiwan and it, in turn, sources assembly parts from China, which has been particularly impacted. A significant or prolonged outbreak of contagious diseases like COVID-19 and its variants in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our EV supply equipment and related networked services and likely impact our operating results. Such events could result in the complete or partial closure of our Taiwan supplier’s manufacturing facility, the interruption of our distribution system, temporary or long-term disruption in our supply chains from Asia and other international suppliers, disruptions, or restrictions on our employees to work or travel, delays in the delivery of our charging stations to customers, and potential claims of exposure to diseases through contact with our charging stations. If the impact of an outbreak continues for an extended period, it could materially adversely impact our supply chain, access to capital and the growth of our revenues.

The impact of the military action in Ukraine may affect our current and future operations in the European Union.

The current invasion of Ukraine by Russia has escalated tensions among the United States, the North Atlantic Treaty Organization (NATO) and Russia. The United States and other NATO member states, as well as non-member states, have announced new sanctions against Russia and certain Russian banks, enterprises and individuals. These and any future additional sanctions and any resulting conflict between Russia, the United States and NATO countries could have an adverse impact on our current operations in Belgium, Greece and the United Kingdom, which are NATO members, and could restrict our ability to expand our operations and EV charger sites into other countries in the European Union in the future. In addition, we maintain a business relationship with a supplier of certain electronic equipment located in Ukraine, which will likely be adversely impacted. We are not currently dependent on this supplier to provide our services as there are multiple sources of supply available to us. Further, such invasion, ongoing military conflict, resulting sanctions and related countermeasures by NATO states, the United States and other countries are likely to lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for equipment. In light of these events, we are developing a plan designed to mitigate the impact of this conflict on our business, but it is unclear if it will successfully mitigate all disruptions, which could have an adverse impact on our operations and financial performance.

We rely on a limited number of vendors for our EV charging equipment and related support services. A loss of any of these partners would negatively affect our business.

We rely on a limited number of vendors for design, testing and manufacturing of EV charging equipment which generally singularly sourced with respect to components as well as aftermarket maintenance and warranty services. The reliance on a limited number of vendors increases our risks, since we do not currently have proven reliable alternative or replacement vendors beyond these key parties. In the event of production interruptions or supply chain disruptions including but not limited to availability of certain key components such as semiconductors, we may not be able to take advantage of increased production from other sources or develop alternate or secondary vendors without incurring material additional costs and substantial delays. Therefore, our business would be adversely affected if one or more of our vendors is impacted by any interruption at a particular location.

As the demand for public charging increases, the EV charging equipment vendors may not be able to dedicate sufficient supply chain, production, or sales channel capacity to keep up with the required pace of charging infrastructure expansion. In addition, as the EV market grows, the industry may be exposed to deteriorating design requirements, undetected faults or the erosion of testing standards by charging equipment and component suppliers, which may adversely impact the performance, reliability and lifecycle cost of the chargers. If we or our suppliers experience a significant increase in demand, or if we need to replace an existing supplier, we may not be able to supplement service or replace them on acceptable terms, which may impact our ability to install chargers in a timely manner. Thus, a loss of any significant vendor would have an adverse effect on our business, financial condition and operating results.

We may be adversely affected by inflationary or market fluctuations, including impact of tariffs, in the cost of products consumed in providing our services or our cost of labor.

The prices we pay for the principal items we consume in performing our services are dependent primarily on current market prices. We have consolidated certain supply purchases with national vendors through agreements containing negotiated prospective pricing. In the event such vendors are not able to comply with their obligations under the agreements and we are required to seek alternative suppliers, we may incur increased costs of supplies.

EV chargers are impacted by commodity pricing factors, including the impact of tariffs, which in many cases are unpredictable and outside of our control. We seek to pass on to customers such increased costs but sometimes we are unable to do so. Even when we are able to pass on such costs to our customers, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market or economic conditions may result in a timing delay in passing on such increases to our customers. This type of spike and unanticipated increase in EV charger costs could adversely affect our operating performance, and the adverse effect could be greater if we are delayed in passing on such additional costs to our customers (e.g., where we may not be able to pass such increase on to our customers until the time of our next scheduled service billing review). We seek to mitigate the impact of an unanticipated increase in such supplies’ costs through consolidation of vendors, which increases our ability to obtain more favorable pricing.

Our cost of labor may be influenced by factors in certain market areas. A substantial number of our employees are hourly employees whose wage rates are affected by increases in the federal or state minimum wage rates, wage inflation or local job market adjustments. We do not have a contractual right to automatically pass through all wage rate increases resulting from wage rate inflation or local job market adjustments, and we may be delayed in doing so. Our delay in, or inability to pass such wage increases through to our customers could have a material adverse effect on our financial condition, results of operations, and cash flows.

Climate change may have a long-term impact on our business.

While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our major sites in Miami, Florida, Los Angeles, California and Tempe, Arizona are vulnerable to climate change effects. For example, in Florida, residents are facing increasing flood risk and storm intensity. This is especially evident in Miami, due to its low-lying topography, porous limestone, dense coastal development and encroaching seas. In California, increasing intensity of drought throughout the state and annual periods of wildfire danger increase the probability of planned power outages in the communities where we work and live. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential impact on employees’ abilities to commute to work or to work from home and stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure throughout the United States and in other countries where we have operations, have the potential to disrupt our business, our third-party suppliers and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume our EV charging operations.

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

We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems and equipment as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed. If we do not make the necessary investments or upgrades to maintain a network capable of operating on current and future generations of broadband cellular network technology, namely the 4G and 5G systems, our business and operating results could be adversely impacted.

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

We hold employer liability insurance generally covering death or work-related injury of employees. We hold product and general liability insurance covering certain incidents involving third parties that occur on or in the premises of our company. We do not maintain business interruption insurance. Our insurance coverage may be insufficient to cover any claim for product liability, damage to our fixed assets, inventory or employee injuries. Any liability or damage to, or caused by, our facilities or our personnel beyond our insurance coverage may result in our incurring substantial costs and a diversion of resources.

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

As of December 31, 2021, accounts receivable from a significant customer were approximately 18% of total accounts receivable. During the year ended December 31, 2021, sales to a significant customer represented 12% of total revenue. During the year ended December 31, 2020, sales to a significant customer represented 25% of total revenue. During the year ended December 31, 2020, sales to another significant customer represented 11% of total revenue. During the year ended December 31, 2019, sales to a significant customer represented 11% of product sales.

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

Our failure to maintain effective internal control over financial reporting could have a material adverse effect on our ability to report our financial results on a timely and accurate basis.

We identified certain design deficiencies in our management and analytical review controls associated with the financial close, revenue and inventory processes. These deficiencies, individually or in the aggregate, combined with inadequate compensating controls, created a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis. We expect to remediate these control deficiencies during 2022.

Our failure to maintain appropriate and effective internal controls over our financial reporting could result in misstatements in our financial statements and potentially subject us to sanctions or investigations by the SEC or other regulatory authorities and could cause us to delay the filing of required reports with the SEC and our reporting of financial results. Any of these events could result in a decline in the market price of our common stock. Although we have taken steps to maintain our internal control structure as required, we cannot guarantee that a control deficiency will not result in a misstatement in the future.

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

Risks Associated with Our Securities

Our common stock price has fluctuated in recent years and is likely to fluctuate significantly from its current level.

The market price of shares of our common stock has fluctuated substantially in recent years and is likely to fluctuate significantly from its current level. During the 52-week period prior to the filing of this Annual Report, for example, the market closing price of our shares has ranged from a low of $17.93 per share to a high of $49.00 per share. Future announcements concerning the introduction of new products, services or technologies or changes in product pricing policies by us or our competitors or changes in earnings estimates by analysts, among other factors, could cause the market price of our common stock to fluctuate substantially. Also, stock markets have experienced extreme price and volume volatility in the last year. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may also cause declines in the market price of our common stock. Investors seeking short-term liquidity should be aware that we cannot assure that the stock price will continue at these or any higher levels.

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

As of March 10, 2022, we had outstanding warrants to purchase 3,264,641 shares of common stock, and outstanding stock options to purchase 977,473 shares of common stock. In addition, our Articles of Incorporation permit us to issue up to approximately 400 million additional shares of common stock. Thus, we have the ability to issue a substantial number of additional shares of common stock in the future, which would dilute the percentage ownership held by existing stockholders.

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

As of March 10, 2022, our directors and executive officers collectively beneficially owned approximately 16% of our outstanding shares of common stock, including the beneficial ownership of Michael D. Farkas and his affiliates of approximately 15% of our outstanding shares of common stock.

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

We are authorized to issue 540,000,000 shares of capital stock, of which, 40,000,000 shares are authorized as preferred stock. Our Board, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Nevada law.

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

Certain provisions of our organizational documents and Nevada law could discourage potential acquisition proposals, delay or prevent a change in control of our company, or limit the price that investors may be willing to pay in the future for shares of our common stock. For example, our Articles of Incorporation and Bylaws permit us to issue, without any further vote or action by stockholders, up to 40,000,000 shares of preferred stock in one or more series and, with respect to each series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of the series, and the preferences and relative, participating, optional, and other special rights, if any, and any qualifications, limitations or restrictions of the shares of the series.

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

We do not intend to pay cash dividends on our common stock for the foreseeable future, and you must rely on increases in the market price of our common stock for returns on your investment.

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

Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of our securities.

Shareholders may, from time to time, engage in proxy solicitations or advance shareholder proposals, or otherwise attempt to effect changes and assert influence on our Board of Directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our Board of Directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our Board of Directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our Board of Directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders. We may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from a proxy contest, which would serve as a further distraction to our Board of Directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We maintain our principal offices at 605 Lincoln Road, 5th Floor, Miami Beach, Florida 33139.

On January 22, 2021, we closed on the purchase of approximately 10,000 square feet of office condominium space which is our principal office. This new office space is our corporate headquarters.

In addition, we lease office space in Tempe, Arizona; Los Angeles, California; Amsterdam, the Netherlands; Antwerp, Belgium; and Israel from which we operate our current business.

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

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit and on December 21, 2020 the court appointed Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs. The Co-Lead Plaintiffs filed an Amended Complaint on February 19, 2021. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020. On April 20, 2021, Blink and the other defendants filed a motion to dismiss the Amended Complaint, which has now been fully briefed and is ready for review. The Company believes that the claim has no merit, and wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2021 as was determined that any such loss contingency was either not probable or estimable.

On September 15, 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserts that the Director defendants caused Blink to make the statements that are at issue in the securities class action and, as a result, the Company will incur costs defending against the consolidated Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserts claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he seeks damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. The parties agreed to temporarily stay the Klein Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. The Company has not recorded an accrual related to this matter as of December 31, 2021 as was determined that any such loss contingency was either not probable or estimable.

On December 22, 2020, JMJ Financial v. Blink Charging Co. was filed in the United States District Court for the Southern District of New York, seeking to pursue claims for alleged breach of contract and conversion (the “JMJ Lawsuit”). The complaint alleges that JMJ Financial purchased warrants to acquire 147,057 shares of Blink common stock on or about April 9, 2018, which permitted a cashless exercise, and that on November 23, 2020, JMJ Financial delivered a notice of warrant exercise to Blink and that the Company failed to deliver the shares. The claim alleges breach of contract and conversion; the plaintiff requests damages of at least $4,200,000, attorneys’ fees, and specific enforcement requiring delivery of the shares. In January 2021, the Company entered into a settlement agreement with JMJ under which the parties exchanged releases and the litigation was discontinued with prejudice. The Company did not make a cash payment in the settlement, but rather delivered 66,000 shares of stock, representing a modification of the initial warrant exercise but did not result in the recognition of any incremental expense.

On December 23, 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants sued in the Klein Lawsuit and asserting similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). On February 17, 2021, the parties agreed to consolidate the Klein and Bhatia actions, which the court consolidated under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The parties also agreed to keep in place the temporary stay. The court subsequently vacated the consolidation order and explained the parties should first file a motion to transfer, which the parties have done. The Company believes that the claim has no merit, and wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2021 as was determined that any such loss contingency was either not probable or estimable.

On February 12, 2021, another shareholder derivative lawsuit, captioned Wolery (derivatively on behalf of Blink Charging Co.) v. Buffalino et al., Case No. A-21-829395-C, was filed in the Eighth Judicial District Court in Clark County, Nevada seeking to pursue claims belonging to the Company against Blink’s Board of Directors (the “Wolery Lawsuit”). Blink is named as a nominal defendant. The Wolery complaint alleges that the amount of restricted stock awarded to Blink’s outside directors in December 2020 exceeded the amounts permitted by Blink’s incentive compensation plan. The complaint asks the court to rescind the excess restricted stock awards, as well as other relief. On September 15, 2021, the parties entered into a term sheet in which they agreed to settle the claims subject to the court’s approval. On January 25, 2022 the court preliminarily approved the settlement and subsequently scheduled a final hearing for April 12, 2022. If the court gives final approval to the settlement, the Company has agreed to make certain changes to its compensation practices for its directors and officers, including, among other things, eliminating the practice of making cash payments to directors to cover expected income taxes on stock grants and placing a $200,000 annual limit for two years on the combined stock and cash Awards to outside directors. The defendants do not admit any liability or wrongdoing in the settlement and will not make any cash payment as part of the settlement, but the Company will be responsible for paying the costs to give notice of the settlement to the Company’s shareholders and to pay $190,000 in attorney’s fees to the plaintiff’s counsel which was accrued for as of December 31, 2021.

On February 7, 2022, another shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in the Eighth Judicial District Court in Clark County, Nevada, seeking to pursue claims belonging to the Company against six of Blink’s directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The complaint filed in the McCauley Lawsuit asserts similar allegations to the Klein Lawsuit relating to the statements at issue in the securities class action and asserts claims for breach of fiduciary duty and unjust enrichment. The McCauley Lawsuit seeks both injunctive and monetary relief from the individual defendants, as well as an award of attorneys’ fees and costs. The Company has not recorded an accrual related to this matter as of December 31, 2021 as was determined that any such loss contingency was either not probable or estimable.

On November 12, 2021, our Board of Directors approved a Confidential Settlement and Release Agreement with Aviv Hillo, our General Counsel. In consideration for Mr. Hillo releasing any and all claims of harassment involving a former executive, we issued Mr. Hillo 60,000 shares of our common stock in full settlement of the matter.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock and warrants to purchase common stock are traded on the Nasdaq Capital Market under the symbols “BLNK” and “BLNKW,” respectively.

Security Holders

As of March 10, 2022, we had approximately 293 stockholders of record of our common stock and approximately 547 beneficial owners of our common stock.

The closing price of our common stock on March 10, 2022 was $25.13 per share, as reported by The Nasdaq Capital Market.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

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

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2021 and 2020 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. This section generally discusses the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 31, 2021. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

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

Dollars are reported in thousands.

Overview

We are a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for Evs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its nationwide Blink EV charging network (the “Blink Network”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and other EV-related services. The Blink Network is a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Network provides property owners, managers, parking companies, and state and municipal entities (“Property Partners”), among other types of commercial customers, with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Network also provides EV drivers with vital station information, including station location, availability, and fees (if applicable).

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

Blink also operates a ride-sharing program through the Company’s wholly owned subsidiary, BlueLA Rideshare, LLC and the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service.

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

As of December 31, 2021, since our inception and excluding Blue Corner, we sold, deployed or acquired through acquisitions 20,684 chargers, of which, 7,366 were connected to the Blink Network (4,611 Level 2 publicly accessible commercial chargers, 1,536 Level 2 private commercial chargers, 91 DC Fast Charging EV publicly accessible chargers, 34 DC Fast Charging EV private chargers, and 1,095 residential Level 2 Blink EV chargers), 920 Level 2 chargers and 45 DC Fast Chargers are pending to be commissioned to the Blink Network, and the remaining 12,353 were non-networked, on other networks or international sales or deployments (159 Level 2 commercial chargers, 6 DC Fast Charging chargers, 10,099 residential Level 2 Blink EV chargers, 1,034 sold to other US networks, 990 sold internationally and 64 deployed internationally). The charger units herein are net of swap-out or replacement units.

In addition, as of February 3, 2022, since its inception, our recently acquired subsidiary, Blue Corner, sold or deployed 11,677 independent charge points, all of which were on Blue Corner’s network, which was comprised of 4,566 Level 2 publicly accessible commercial independent charge points, 19 DC Fast Charging publicly assessable commercial independent charge points and 7,092 private L2, private DC Fast Charging and private residential independent charge points. The charger units reported herein are net of swap-out or replacement units.

As reflected in our consolidated financial statements as of December 31, 2021, we had a cash balance of $174,795, working capital of $176,303 and an accumulated deficit of $242,470.

During the years ended December 31, 2021, 2020 and 2019, we incurred net losses of $55,119, $17,846 and $9,649, respectively. We have not yet achieved profitability.

Recent Developments

New Product and Service Offerings

In January 2022, we announced the next generation of Level 2 chargers to enhance our offering for the residential and the Fleet multifamily residential markets. The HQ 200 Basic is a non-networked residential product and the HQ 200 Smart is a networked residential product. The MQ 200 product is an ideal product for the Fleet and multifamily residential markets. Furthermore, in January 2022, Blink announced the Fleet Management Portal targeted at commercial, municipal and federal fleets that are interested in electrifying their fleets for planning, managing, optimizing their fleets for departure and energy costs.

May 2021 Acquisition of Blue Corner

On May 10, 2021, pursuant to a Share Purchase Agreement dated April 21, 2021, the Company, through its wholly owned subsidiary in the Netherlands, Blink Holdings, B.V. closed on the acquisition from the shareholders of Blue Corner NV, a Belgian company (“Blue Corner”), of all of the outstanding capital stock of Blue Corner. Headquartered in Belgium, with sales representative offices in several other European cities, Blue Corner owns and operates an EV charging network across Europe. The acquisition of Blue Corner was made to enter the European market and provide an opportunity to expand the Company’s footprint in this region. The purchase price for the acquisition of all of Blue Corner’s outstanding capital stock was approximately $23,775 (or €20,000), consisting of approximately $22,985 (or €19,000) in cash and approximately $790 (€700) represented by 32,382 shares of the Company’s common stock (the “Consideration Shares”). The fair value of the Consideration Shares was calculated based on the average price of the Company’s common stock during the 30 consecutive trading days immediately preceding the closing date of the Share Purchase Agreement, which equaled $37.66 (or €30.88) per share, reduced by a discount for illiquidity due to the 12 month lockup that exists on any sales or transfers. The Company executed management agreements with key Blue Corner personnel, including equity incentive packages consisting of additional shares of the Company’s common stock which is compensatory and not included in the purchase price for this acquisition. The Company entered into an escrow agreement pursuant to the Share Purchase Agreement, under which the Company paid approximately $2,100 (€1,725) of the purchase price into an escrow account for a period of up to 18 months following the closing to cover any losses or damages the Company may incur by reason of any misrepresentation or breach of warranty by Blue Corner under the Share Purchase Agreement.

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

Government Grants

Blink has established a full-time dedicated team to identify and process federal and state funding opportunities for EV charging infrastructure development. Blink is committed to pursuing EV charging development grant opportunities in all 50 states. Sources of funding include funding from the United States Department of Energy, the United States Department of Transportation, the VW mitigation settlement trust fund, and funding initiatives from utility service providers. During the year ended December 31, 2021, we were awarded approximately $26,000 in grants from federal and state agencies. Such awards are expected to be recognized as revenue in future periods based on the grant contract or service life of the chargers.

Note on Covid-19

The Covid-19 pandemic has impacted global stock markets and economies. We closely monitor the impact of the continuing presence of Covid-19 and recently identified variants of Covid-19 which appear to be more transmissible and contagious than previous Covid-19 variants and have caused an increase in the number of Covid-19 cases globally. We have taken and continue to take precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers. We continue to receive orders for our products, although some shipments of equipment have been temporarily delayed. The global chip shortage and supply chain disruption has caused some delays in equipment orders from our contract manufacturer. As federal, state and local economies begin to return to pre-pandemic levels, we expect demand for charging station usage to increase, however, we are unable to predict the extent of such recovery due to the uncertainty of Covid-19. As a result, we are unable to predict the ultimate impact of equipment order delays, chip shortage and continuous presence of Covid-19 will have on our business, future results of operations, financial position, or cash flows. We intend to continue to monitor the impact of the Covid-19 pandemic on our business closely. For a further discussion of the risks, uncertainties and actions taken in response to the COVID-19 pandemic, refer to Item 1A “Risk Factors”.

Key Factors Affecting Operating Results

We believe our performance and future success depend on several factors, including those discussed below:

Competition - The EV charging equipment and service market is highly competitive, and we expect the market to become increasingly competitive as new entrants enter this growing market. Our products and services compete on product performance and features, the total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability, and the installed base’s size. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. If our market share decreases due to increased competition, its revenue and ability to generate profits in the future may be impacted.

Growth - Our growth is highly dependent upon the adoption by consumers of EVs, and we are subject to a risk of any reduced demand for EVs. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, and specifically EVs, include perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost; the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use; improvements in the fuel economy of the internal combustion engine; consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive; the environmental consciousness of consumers; volatility in the cost of oil and gasoline; consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries and the impact of international conflicts; government regulations and economic incentives promoting fuel efficiency and alternate forms of energy; access to charging stations, standardization of EV charging systems and consumers’ perceptions about convenience and cost to charge an EV; and the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles. If the market for EVs does not gain broad market acceptance or develops slower than we expect, our business, prospects, financial condition and operating results may be adversely affected.

Regulations - Our business is subject to a variety of federal, state and international laws and regulations, including those with respect government incentives promoting fuel efficiency and alternate forms of energy, electric vehicles and others. These laws and regulations, and the interpretation or application of these laws and regulations, could change. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in diminished revenues from government sources and diminished demand for our products. In addition, new laws or regulations affecting our business could be enacted. These laws and regulations are frequently costly to comply with and may divert a significant portion of management’s attention. Changes to these applicable laws or regulations could affect business and/or harm our customers, thereby adversely affect our business, financial condition and results of operations.

Expansion through Acquisitions - We may pursue strategic domestic and international acquisitions to expand our operations. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing clients of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Fully integrating an acquired company or business into our operations may take a significant amount of time. If we are unable to integrate or pursue strategic acquisitions, our financial condition and results of operations would be negatively impacted.

Results of Operations

Year Ended December 31, 2021 Compared Year Ended December 31, 2020

	For The Years Ended
	December 31,
	2021	2020	Difference $	Difference%

Revenues:
Product sales	$15,480	$4,432	$11,048	249%
Charging service revenue - company- owned charging stations	2,978	773	2,205	285%
Network fees	667	345	322	93%
Warranty	220	129	91	71%
Grant and rebate	400	22	378	1718%
Ride-sharing services	769	168	601	358%
Other	426	362	64	18%

Total Revenues	20,940	6,231	14,709	236%

Cost of Revenues:
Cost of product sales	11,670	2,860	8,810	308%
Cost of charging services - company-owned charging stations	707	171	536	313%
Host provider fees	1,386	265	1,121	423%
Network costs	454	516	(62)	-12%
Warranty and repairs and maintenance	892	331	561	169%
Ride-sharing services	1,458	226	1,232	545%
Depreciation and amortization	1,531	345	1,186	344%

Total Cost of Revenues	18,098	4,714	13,384	284%

Gross Profit	2,842	1,517	1,325	87%

Operating Expenses:
Compensation	38,389	12,718	25,671	202%
General and administrative expenses	10,516	4,047	6,469	160%
Other operating expenses	9,606	2,566	7,040	274%

Total Operating Expenses	58,511	19,331	39,180	203%

Loss From Operations	(55,669)	(17,814)	(37,855)	213%

Other Income (Expense):
Interest income	9	16	(7)	-44%
Dividend and interest income	294	-	294	N/A
Loss on foreign exchange	(124)	-	(124)	N/A
Gain on forgiveness of PPP loan	856	-	856	N/A
Gain on settlement of accounts payable, net	-	22	(22)	-100%
Change in fair value of derivative and other accrued liabilities	69	(173)	242	-140%
Other (expense) income, net	(554)	103	(657)	-638%

Total Other Income (Expense)	550	(32)	582	-1819%

Net Loss	$(55,119)	$(17,846)	$(37,273)	209%

Revenues

Total revenue for the year ended December 31, 2021 was $20,940, compared to $6,231 for the year ended December 31, 2020, an increase of $14,709, or 236%.

Revenue from product sales was $15,480 for the year ended December 31, 2021, compared to $4,432 for the year ended December 31, 2020, an increase of $11,048, or 249%. This increase was attributable to increased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2020 as well as product sales of $5,285 from Blue Corner which we acquired in May 2021.

Charging service revenue for Company-owned and operated charging stations was $2,978 for the year ended December 31, 2021, compared to $773 for the year ended December 31, 2020, an increase of $2,205, or 285%. The increase is due to the increase in utilization of chargers, an increased number of chargers on the Blink network as well as charging service revenues of $1,574 from Blue Corner which we acquired in May 2021.

Network fee revenue was $667 for the year ended December 31, 2021, compared to $345 for the year ended December 31, 2020, an increase of $322, or 93%. The increase was attributable to increases in host owned units as well as billings and invoicing to Property Partners during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Warranty revenue was $220 for the year ended December 31, 2021, compared to $129 for the year ended December 31, 2020, an increase of $91, or 71% The increase was primarily attributable to an increase in warranty contracts sold for year ended December 31, 2021 compared to the year ended December 31, 2020. As of December 31, 2021, we recorded a liability of $10 which represents the estimated cost of existing backlog of known warranty cases.

Grant and rebate revenues were $400 for the year ended December 31, 2021, compared to $22 for the year ended December 31, 2020, an increase of $378, or 1,718%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The 2021 revenue was primarily related to recognition of $167 in various state grants associated with the installation of chargers during the year ended December 31, 2021 and the amortization of previous years’ grants and grants/rebates of $218 from Blue Corner which we acquired in May 2021.

Ride-sharing services revenues were $769 during the year ended December 31, 2021, compared to $168 during the year ended December 31, 2020, an increase of $601, or 358%. These revenues are derived from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020. Revenues for the year ended December 31, 2020 represents revenues from the date of acquisition in September 2020 to December 31, 2020.

Other revenue increased by $64, or 18%, to $426 for the year ended December 31, 2021, compared to $362 for the year ended December 31, 2020. The increase was primarily attributable to Low Carbon Fuel Standard (“LCFS”) revenues generated during the year ended December 31, 2021 compared to the same period in 2020. We generate these revenues based on credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon and the market value of the credits which declined in 2021 compared to 2020.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by Telco and other network providers, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the year ended December 31, 2021 were $18,098 as compared to $4,714 for the year ended December 31, 2020, an increase of $13,384, or 284%, of which, $6,201 was from Blue Corner which we acquired in May 2021.

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

Cost of product sales increased by $8,810, or 308%, to $11,670 for the year ended December 31, 2021, compared to $2,860 for the year ended December 31, 2020. The increase was primarily due to the increase in product sales of commercial chargers, DC fast chargers and home residential chargers during the year ended December 31, 2021 compared to the same period in 2020 as well as cost of product sales of $4,750 from Blue Corner which we acquired in May 2021. Furthermore, the year ended December 31, 2021 included a reduction in the provision for excess and obsolete inventory of $105 relating primarily to the increased sales of residential home charger units. The year ended December 31, 2020 included a decrease in the provision for excess and obsolete inventory of $12.

Cost of charging services for company-owned charging stations (electricity reimbursements) increased by $536, or 313%, to $707 for the year ended December 31, 2021, compared to $171 for the year ended December 31, 2020. The increase in 2021 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement

Property Partner host fees increased by $1,121, or 423%, to $1,386 during the years ended December 31, 2021 as compared to $265 during the year ended December 31, 2020. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts per their agreements.

Network costs decreased by $62, or 12%, to $454 for the year ended December 31, 2021, compared to $516 for the year ended December 31, 2020. The decrease was primarily a result of non-capitalizable costs incurred during the 2020 period related to upgrades of our network systems.

Warranty and repairs and maintenance costs increased by $561, or 169%, to $892 for the year ended December 31, 2021, compared to $331 for the year ended December 31, 2020. The increase in 2021 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases. As of December 31, 2021, we recorded a liability of $73 which represents the estimated cost of existing backlog of known warranty cases.

Cost of ride-sharing services was $1,458 during the year ended December 31, 2021 compared to $226 during the year ended December 31, 2020, an increase of $1,232, or 545%. These costs are from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020. Cost of ride-sharing services for the year ended December 31, 2020 represents expenditures from the date of acquisition in September 2020 to December 31, 2020.

Depreciation and amortization expense increased by $1,186, or 344%, to $1,531 for the year ended December 31, 2021, compared to $345 for the year ended December 31, 2020. The increase in depreciation expense was attributable to an increase in the number of EV charging stations including those from the Blue Corner acquisition which we acquired in May 2021 and vehicles purchased in December 2020 for the acquired BlueLA operations.

Operating Expenses

Compensation expense increased by $25,671, or 202%, to $38,389 (consisting of approximately $22,000 of cash compensation and approximately $16,400 of non-cash compensation) for the year ended December 31, 2021, compared to $12,718 (consisting of approximately $11,700 of cash compensation and approximately $1,000 of non-cash compensation) for the year ended December 31, 2020. The increase in compensation expense during the year ended December 31, 2021 was primarily associated with the investment in new personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated domestic and global growth of the Company. In addition, compensation expense during the year ended December 31, 2021 compared the same period in 2020 increased due to additional personnel in conjunction with the acquisitions of BlueLA and U-Go during 2020 and the acquisition of Blue Corner in May 2021. Also contributing to the increase in compensation expense for the year ended December 31, 2021 is the new employment agreement with our CEO which included increases in cash and equity compensation as well as one-time awards and payments in satisfaction of his 2020 bonuses of $1,280, a restricted stock grant of 19,504 shares of common stock, a grant of 23,862 stock options, and a salary catch-up since the expiration of his prior agreement in June 2020 of $295. Included in non-cash share-based compensation for the year ended December 31, 2021 was $12,570 related to the special four-year performance stock option for the CEO of the Company which is expected to be fully expensed by January 2022.

General and administrative expenses increased by $6,469, or 160%, from $4,047 for the year ended December 31, 2020 to $10,516 for the year ended December 31, 2021. The increase was primarily attributable to increases in accounting, legal, investor relations, marketing, consulting and other professional service expenditures of $4,524. Furthermore, general and administrative expenses increased due to increases in amortization expense and acquisition related expenses of $976 and $355, respectively, related to the Blue Corner acquisition. Also contributing to the increase in general and administrative expenses were operating expenditures related to the 2020 acquisitions of BlueLA and U-Go and the acquisition of Blue Corner which occurred in May 2021.

Other operating expenses increased by $7,040, or 274%, from $2,566 for the year ended December 31, 2020 to $9,606 for the year ended December 31, 2021. The increase was primarily attributable to increases in insurance, software licensing, hardware and software development costs, rent, annual shareholder meeting and property/use tax expenditures of $2,317. Furthermore, increases in travel and vehicle expenses of $401 and $39, respectively, contributed to the increase in other operating expenses for the year ended December 31, 2021 compared to the same period in 2020. Also contributing to the increase in other operating expenses were operating expenditures related to the 2020 acquisitions of BlueLA and U-Go and the acquisition of Blue Corner which occurred in May 2021. Also contributing to the increase in operating expenses is the settlement and payment of $1,000 by the Company to our CEO regarding the transfer of 260,000 shares of the Company’s common stock to a prior institutional investor. In addition, during 2021, we recorded a settlement loss of $2,680 related to the issuance of 60,000 shares of our common stock to our General Counsel in full settlement of any and all potential claims of harassment involving a former executive.

Other Expense

Other income (expense) increased by $582 from ($32) for the year ended December 31, 2020 to $550 for the year ended December 31, 2021. The increase was primarily related to a gain of $856 related to the forgiveness of our PPP Loan in 2021, dividend and interest income of $294 in 2021, partially offset by recognition of losses of $438 related to the sale of marketable securities in 2021 which is included in other (expense) income, net.

Net Loss

Our net loss for the year ended December 31, 2021 increased by $37,273, or 209%, to $55,119 as compared to $17,846 for the year ended December 31, 2020. The increase was primarily attributable to an increase in compensation expense and general and administrative expenses in conjunction with current and anticipated growth of the Company.

Total Comprehensive Loss

Our total comprehensive loss for the year ended December 31, 2021 was $56,465 whereas our total comprehensive loss for the year ended December 31, 2020 was $18,029, an increase of $38,436 for the same reasons as noted above related to the increase in our net loss.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31,
	2021	2020

Cash	$174,795	$22,342

Working Capital	$176,303	$19,580

Notes Payable (Gross)	$10	$871

During the years ended December 31, 2021 and 2020, we financed our activities from proceeds derived from debt and equity financings which were raised in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the years ended December 31, 2021 and 2020, we used cash of $40,570 and $18,070, respectively, in operations. Our cash used for the year ended December 31, 2021 was primarily attributable to our net loss of $55,119, reduced by net non-cash expenses in the aggregate amount of $23,113, and by $8,564 of net cash used in changes in the levels of operating assets and liabilities. Our cash used for the year ended December 31, 2020 was primarily attributable to our net loss of $17,846, reduced by net non-cash expenses in the aggregate amount of $1,590, and by $1,814 of net cash used in changes in the levels of operating assets and liabilities.

During the year ended December 31, 2021, net cash used in investing activities was $30,449, of which, $6,804 was provided in connection with the sale of marketable securities, which was offset by purchases of marketing securities of $7,209, $7,065 was used to purchase charging stations and other fixed assets, $22,742 (net of $243 cash acquired) was used as purchase consideration in connection with the Blue Corner acquisition and $237 was used for engineering services. During the year ended December 31, 2020, cash used in investing activities was $260, of which $2,774 was provided in connection with the sale of marketable securities and $2,547 was used to purchase charging stations and other fixed assets. In connection with the BlueLA acquisition and, in connection with the business combination, the Company acquired $3 of cash. Additionally, the Company acquired $30 of cash in connection with the U-Go Stations, Inc acquisition.

During the year ended December 31, 2021, net cash provided by financing activities was $223,271, of which, $221,333 was attributable to the net proceeds from the sale of common stock from the public offering, $1,693 was attributable to the proceeds from warrant exercises, $307 of proceeds were from option exercises, partially offset by $62 used to pay down our financing liability in connection with internal use software. During the year ended December 31, 2020, net cash provided by financing activities was $36,059, of which $856 was attributable to proceeds from our PPP loan, $19,175 was attributable to the net proceeds from the sale of common stock under our ATM program and $16,265 was attributable to the net proceeds from warrant exercises, partially offset by $72 used to pay down our liability in connection with internal use software and $165 used to repay notes payable.

As of December 31, 2021, we had cash, working capital and an accumulated deficit of $174,795, $176,303 and $242,470, respectively. During the year ended December 31, 2021, we had a net loss of $55,119.

In January 2021, we completed an underwritten registered public offering of 5,660,000 shares of our common stock at a public offering price of $41.00 per share. We received approximately $232,100 in gross proceeds from the public offering, and approximately $221,500 in net proceeds after deducting the underwriting discount and offering expenses paid by us. The public offering was made pursuant to our automatic shelf registration statement on Form S-3 filed with the SEC on January 6, 2021 and prospectus supplement dated January 7, 2021. We are using the net proceeds from the public offering to supplement our operating cash flows to fund EV charging station deployment and, when needed, to finance the costs of acquiring competitive and complementary businesses, products and technologies as a part of our growth strategy, and for working capital and general corporate purposes.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our operating expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. Historically, we have been able to raise funds to support our business operations, although there can be no assurance that we will be successful in raising significant additional funds in the future. We expect that our cash on hand will fund our operations for at least 12 months after the issuance date of the financial statements included in this Annual Report.

Since inception, our operations have primarily been funded through proceeds received in equity and debt financings. We believe we have access to capital resources and continue to evaluate additional financing opportunities. There is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds we might raise will enable us to complete our EV development initiatives or attain profitable operations.

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

As EV charging requirements and technologies change, driven by federal, state or local regulatory authorities or by EV manufacturers or other technology or services providers for the charging station industry, in particular cellular connectivity technology, we may need to upgrade or adapt our charging station products or introduce new products in order to serve new vehicles, conform to new standards, or adapt new technologies to serve existing customers or new customers at substantial research, development, and network upgrades costs. During 2021, many cellular technology providers announced they will require the upgrade from 2G/3G connectivity to 4G LTE during 2022 (the “Upgrade”). The Upgrade is expected to cost approximately $1,750 to upgrade certain of our owned and operated EV charging stations. As a result of the Upgrade, during the fourth quarter of 2021, the Company deemed the Upgrade was a triggering event in accordance with ASC 360 and, accordingly, assessed the recoverability of its long-lived assets related to its US EV charging stations by performing a recoverability test and determined the estimated undiscounted future cash flows (which included the estimated cash outflows related to the estimated cost of the Upgrade) related to its EV chargers exceeded their carrying value and, accordingly, concluded no impairment existed as of December 31, 2021.

Contractual Obligations and Commitments

We entered into purchase commitments that include purchase orders and agreements in the normal course of business with contract manufacturers, parts manufacturers, vendors for research and development services and outsourced services. As of December 31, 2021, we had purchase commitment of approximately $32,000 of which approximately $13,000 is with a related party, which will become payable upon the suppliers’ delivery of the charging stations, services and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12-24 months.

Furthermore, the Company has operating lease obligations over the next five years of approximately $2,100. These operating lease obligations are primarily related to corporate office space, warehousing, and parking spaces related to our ride-sharing services.

Critical Accounting Estimates

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

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, in our financial statements included at the end of this Annual Report.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess the recoverability of our long-lived assets by monitoring current selling prices of EV charging units in the open market, the adoption rate of various auto manufacturers in the EV market and projected EV charging utilization at various public EV charging stations throughout our network in determining fair value. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

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

Foreign Currency Risk

We have foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both its revenue and its operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances, as of December 31, 2021. As our foreign operations expand, its results may be more materially impacted by fluctuations in the exchange rates of the currencies in which it does business. At this time, we do not enter into financial instruments to hedge its foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are included in this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Management has designed disclosure controls and procedures that reasonably enable the management including the CEO and CFO to deliberate and take timely decisions regarding required disclosure.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were not effective as of December 31, 2021 because of a material weakness.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to, in general, provide reasonable assurance to our company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

On May 10, 2021, pursuant to a Share Purchase Agreement dated April 21, 2021, the Company through its wholly owned subsidiary in the Netherlands, Blink Holdings, B.V. acquired all of the outstanding capital stock of Blue Corner NV, a Belgian company (“Blue Corner”). Headquartered in Belgium, with sales representative offices in several other European cities, Blue Corner owns and operates an EV charging network across Europe.

As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired company’s controls by year-end, management has excluded Blue Corner from its evaluation of disclosure controls and procedures and internal controls over financial reporting and changes therein from the date of such acquisition through December 31, 2021. This subsidiary’s total assets and total revenues represent approximately 4% and 36%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. In performing that assessment management considered the substantial improvements implemented in 2021 to the Company’s internal controls referenced above. Management however concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2021 and that a material weakness in internal control over financial reporting existed as described below.

●	The Company identified certain design deficiencies in its management and analytical review controls associated with the financial close, revenue and inventory processes. These deficiencies, individually or in the aggregate, combined with inadequate compensating controls, created a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis. Management expects to remediate these control deficiencies during 2022.

Changes in Internal Control Over Financial Reporting

During 2021, management continued to implement improvements to the Company’s internal control system. Throughout the year, from executive management on down, a strong commitment was made to the importance of internal control and to create and maintain an infrastructure to support the Company’s SOX compliance program. The Audit Committee was actively engaged and exercised continuous oversight throughout the process. Further, management and the Audit Committee fostered open and regular dialogue with the Company’s external auditors. Internal control, particularly those relating to subjective judgements, were strengthened and, when possible automated and centralized. Further, improvements included:

●	All financially significant business processes and entity-level assessments were documented, evaluated, tested for their adequacy of design.

●	The Company’s information technology security and general controls were likewise documented, evaluated and tested for their adequacy of design.

●	The Company successfully tested for operational effectiveness its business process and entity level internal controls and information technology general and security controls.

As a result of the internal controls initiatives referenced above, the following 2020 reported material weaknesses have been remediated and are operating effectively:

●	The Company maintains effective controls over the management of logical and administrative access.

●	The Company completed the operational effectiveness of some of the controls due to the timing of the remediation actions taken.

Except as described above, there were no changes in the Company’s internal control over the financial reporting during the fourth quarter of 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Blink Charging Co.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Blink Charging Co. and Subsidiaries (the "Company") internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”:

●	Certain of the Company’s controls associated with the financial close and reporting, inventory and revenue processes were not designed effectively. Specifically, the Company had deficiencies in the design of process level controls. These deficiencies, combined with inadequate compensating review controls, created a reasonable possibility that a material misstatement, individually or in the aggregate, to the consolidated financial statements might not be prevented or detected on a timely basis and represents a material weakness in the Company’s internal control over financial reporting.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2021 consolidated financial statements, and this report does not affect our report dated March 16, 2022 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2021 and 2020 and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the three years ended December 31, 2021 of the Company and our report dated March 16, 2022 expressed an unqualified opinion on those financial statements.

Explanatory Paragraph – Excluded Subsidiaries

As described in “Management Annual Report on Internal Control Over Financial Reporting,” management has excluded its wholly-owned subsidiary, Blue Corner NV, from its assessment of internal control over financial reporting as of December 31, 2021 because this entity was acquired by the Company in a purchase business combination during 2021. We have also excluded Blue Corner NV from our audit of internal control over financial reporting. This subsidiary’s total assets and total revenues represent approximately 3.4% and 34.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Annual Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum llp

Marcum LLP

New York, NY

March 16, 2022

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2021 year-end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2021 year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2021 year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2021 year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2021 year-end.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index of this registration statement and below in this Item 15:

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Share Purchase Agreement, dated April 21, 2021, between the Shareholders of Blue Corner NV and Blink Holdings B.V.	8-K	2.1	05/13/2021
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.3	Certificate of Designations for Series D Preferred Stock	8-K	3.1	02/21/2018
4.1	Warrant Agency Agreement by and between the Company and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering	8-K	4.1	02/21/2018
4.2	Form of Common Stock Purchase Warrant dated April 9, 2018	8-K	4.1	04/19/2018
4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.3	04/02/2020
10.1*	Executive Employment Agreement by and between the Company and Michael D. Farkas dated October 29, 2010	10-K	10.17	04/16/2013
10.2*	First Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated December 23, 2014	8-K	10.4	12/29/2014
10.3 *	Second Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated July 24, 2015	10-K	10.4	07/29/2016
10.4 *	Third Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated June 15, 2017	S-1/A	10.7	07/06/2017
10.10	Patent License Agreement, dated March 29, 2012, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas	10-K	10.21	04/16/2013
10.11	Patent License Agreement, dated March 11, 2016, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas	10-Q	10.3	08/04/2016
10.12	Revenue Sharing Agreement, dated April 3, 2013, by and among Car Charging Group, Inc., EV Pass Holdings, LLC, and Synapse Sustainability Trust, Inc.	8-K	10.2	04/26/2013
10.13	Office Lease Agreement, dated April 20, 2018, between Euro American Group, Inc. and Car Charging Inc.	8-K	10.1	05/15/2018
10.14*	2018 Incentive Compensation Plan	Proxy	-	08/14/2018
10.15	Intentionally omitted

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

10.16	Intentionally omitted
10.17*	Employment Agreement, dated January 9, 2020, between Blink Charging Co. and Donald Engel	8-K	10.1	01/10/2020
10.18*	Employment Offer Letter, dated February 7, 2020, between Blink Charging Co. and Michael P. Rama	8-K	10.1	02/11/2020
10.20*	Employment Offer Letter, dated as of March 29, 2020, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	04/20/2020
10.21*	Executive Chairman and CEO Employment Agreement, dated May 28, 2021, between Blink Charging Co. and Michael D. Farkas	8-K	10.1	06/04/2021
10.22*	Employment Agreement dated December 27, 2021, between Blink Charging Co. and Brendan Jones	8-K	10.1	12//29/2021
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Marcum LLP				X
31.1	Rule 13a-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer				X
32.2**	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

*	Indicates a management contract or compensatory plan or arrangement.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK CHARGING CO.

Date: March 16, 2022	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2022	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	Chairman of the Board of Directors and Chief Executive Officer	March 16, 2022
Michael D. Farkas	(Principal Executive Officer)

/s/ Michael P. Rama	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2022
Michael P. Rama

/s/ Brendan S. Jones	President, Chief Operating Officer and Director	March 16, 2022
Brendan S. Jones

/s/ Louis R. Buffalino	Director	March 16, 2022
Louis R. Buffalino

/s/ Carmen Perez-Carlton	Director	March 16, 2022
Carmen Perez-Carlton

/s/ Jack Levine	Director	March 16, 2022
Jack Levine

/s/ Kenneth R. Marks	Director	March 16, 2022
Kenneth R. Marks

/s/ Ritsaart J.M. van Montfrans	Director	March 16, 2022
Ritsaart J.M. van Montfrans

BLINK CHARGING CO. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blink Charging Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blink Charging Co. and Subsidiaries (the “Company”), as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 16, 2022, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination – Blue Corner NV

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, the Company acquired Blue Corner NV in May 2021. This acquisition was accounted for as a business combination. We identified the evaluation of the acquisition date fair value of the intangible assets acquired as a critical audit matter.

The principal consideration for our determination that the evaluation of the acquisition date fair values of the intangible assets acquired was a critical audit matter is the high degree of subjective auditor judgment associated with evaluating management’s determination of the fair values of the acquired intangible assets, which is primarily due to the complexity of the valuation models used and the sensitivity of the underlying significant assumptions. The key assumptions used within the valuation models included prospective financial information, including future revenue growth and an applied discount rate. The calculated fair values are sensitive to changes in these key assumptions.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the evaluation of acquisition date fair values of intangible assets acquired included the following, among others:

●	We evaluated the design effectiveness of certain controls over the acquisition-date valuation process, including controls over the development of the key assumptions such as the revenue growth and the applied discount rate.

●	We obtained the purchase price allocation analyses from management and the third-party specialist engaged by management.

-	We assessed the qualifications and competence of management and the third-party specialist; and
-	We evaluated the methodologies used to determine the fair values of the intangible assets.

●	We tested the assumptions used within the discounted cash flow models to estimate the fair values of the intangible assets, which included key assumptions such as the future revenue growth and the applied discount rate.

●	We assessed the reasonableness of management’s forecast by inquiring with management to understand how the forecast was developed and comparing the projections to historical results and external sources including industry trends and peer companies’ historical data.

●	We involved an internal valuation specialist who assisted in the evaluation and testing performed of the reasonableness of significant assumptions to the models, including the applied discount rate.

Fair Value of Certain Performance Based Stock Option Awards

Critical Audit Matter Description

The Company issued a performance based stock option award with an aggregate grant date fair value of approximately $13.5 million, approximately $12.2 million of which is included in “Compensation” in the Company’s consolidated statement of operations for the year ended December 31, 2021. As disclosed in Note 12 and Note 16 to the consolidated financial statements, the fair value of this performance based stock option award was estimated using a Monte Carlo simulation.

Auditing management’s estimate of fair value was complex and highly judgmental due to the significant measurement uncertainty in determining the fair values of the performance based stock option award. In particular, the fair value estimates of performance based stock option awards are sensitive to changes in significant assumptions such as discount rates and volatility. These assumptions are affected by expected future market or economic conditions.

How the Critical Audit Matter was addressed in the Audit

We obtained a copy of the Company’s estimated fair value of the performance stock option award including an independent valuation report used by management, in accordance with ASC 718 (Compensation – Stock Compensation).

To test the estimated fair values of the stock option award, our audit procedures included:

●	We obtained the valuation report prepared by management’s third party valuation specialists. We performed the following procedures in respect to the valuation report:

-	We assessed the qualifications of the third party specialists who performed the analysis and prepared the report; and
-	We tested the mathematical accuracy of all the schedules used in the analysis.

●	With assistance from our valuation specialists, we evaluated the reasonableness of the valuation methodology and significant inputs and assumptions, including the following:

-	Volatility;
-	Risk free rate;
-	Expected dividend yield; and
-	Expected term
-	Sensitivity analysis using inputs provided by management; and
-	Re-performed a Monte Carlo simulation model.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2014.

New York, NY

March 16, 2022

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands except for share amounts)

	December 31,
	2021	2020

Assets
Current Assets:
Cash and cash equivalents	$174,795	$22,342
Accounts receivable, net	6,346	348
Inventory, net	10,369	1,816
Prepaid expenses and other current assets	1,020	1,219

Total Current Assets	192,530	25,725
Restricted cash	81	76
Property and equipment, net	14,563	5,636
Operating lease right-of-use asset	1,664	616
Intangible assets, net	3,455	46
Goodwill	19,390	1,501
Other assets	230	388

Total Assets	$231,913	$33,988

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$7,134	$3,359
Accrued expenses and other current liabilities	5,678	1,329
Current portion of notes payable	10	574
Current portion of operating lease liabilities	547	404
Current portion of deferred revenue	2,858	479

Total Current Liabilities	16,227	6,145
Operating lease liabilities, non-current portion	1,531	285
Other liabilities	193	90
Notes payable, non-current portion	-	297
Deferred revenue, non-current portion	128	7

Total Liabilities	18,079	6,824

Series B Convertible Preferred Stock, 10,000 shares designated, 0 shares issued and outstanding as of December 31, 2021 and 2020	-	-

Commitments and contingencies (Note 16)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 40,000,000 shares authorized;
Series A Convertible Preferred Stock, 20,000,000 shares designated, 0 shares issued and outstanding as of December 31, 2021 and 2020	-	-
Series C Convertible Preferred Stock, 250,000 shares designated, 0 shares issued and outstanding as of December 31, 2021 and 2020	-	-
Series D Convertible Preferred Stock, 13,000 shares designated, 0 shares issued and outstanding as of December 31, 2021 and 2020	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 42,423,514 and 35,951,097 shares issued and outstanding as of December 31, 2021 and 2020, respectively	42	36
Additional paid-in capital	458,046	214,479
Accumulated other comprehensive loss	(1,784)	-
Accumulated deficit	(242,470)	(187,351)

Total Stockholders’ Equity	213,834	27,164

Total Liabilities and Stockholders’ Equity	$231,913	$33,988

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands except for share and per share amounts)

	For The Years Ended
	December 31,
	2021	2020	2019

Revenues:
Product sales	$15,480	$4,432	$856
Charging service revenue -company-owned charging stations	2,978	773	1,359
Network fees	667	345	302
Warranty	220	129	53
Grant and rebate	400	22	22
Ride-sharing services	769	168	-
Other	426	362	167

Total Revenues	20,940	6,231	2,759

Cost of Revenues:
Cost of product sales	11,670	2,860	961
Cost of charging services - company-owned charging stations	707	171	152
Host provider fees	1,386	265	420
Network costs	454	516	255
Warranty and repairs and maintenance	892	331	451
Ride-sharing services	1,458	226	-
Depreciation and amortization	1,531	345	128

Total Cost of Revenues	18,098	4,714	2,367

Gross Profit	2,842	1,517	392

Operating Expenses:
Compensation	38,389	12,718	6,751
General and administrative expenses	10,516	4,047	1,917
Other operating expenses	9,606	2,566	2,196

Total Operating Expenses	58,511	19,331	10,864

Loss From Operations	(55,669)	(17,814)	(10,472)

Other Income (Expense):
Interest income	9	16	73
Dividend and interest income	294	-	-
Foreign transaction loss	(124)	-	-
Gain on forgiveness of PPP loan	856	-	-
Gain on settlement of debt	-	-	310
Gain on settlement of accounts payable, net	-	22	274
Change in fair value of derivative and other accrued liabilities	69	(173)	(65)
Other (expense) income, net	(554)	103	231

Total Other Income (Expense)	550	(32)	823

Net Loss	$(55,119)	$(17,846)	$(9,649)
Net Loss Per Share:
Basic	$(1.32)	$(0.59)	$(0.37)
Diluted	$(1.32)	$(0.59)	$(0.37)

Weighted Average Number of Common Shares Outstanding:
Basic	41,905,340	30,045,095	26,237,486
Diluted	41,905,340	30,045,095	26,237,486

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended
	December 31,
	2021	2020	2019

Net Loss	$(55,119)	$(17,846)	$(9,649)
Other Comprehensive Income (Loss):
Reclassification adjustments of gain on sale of marketable securities included in net loss	438	(183)	-
Cumulative translation adjustments	(1,784)	-	-
Change in fair value of marketable securities	-	-	183

Total Comprehensive Loss	$(56,465)	$(18,029)	$(9,466)

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2021

(in thousands except for share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2021	35,951,097	$36	$214,479	$-	$(187,351)	$27,164

Common stock issued in public offering, net of issuance costs [1]	5,660,000	6	221,327	-	-	221,333

Common stock issued upon exercises of options and warrants	534,575	-	2,000	-	-	2,000

Common stock issued upon cashless exercises of options and warrants	104,496	-	-	-	-	-

Common stock issued as consideration for property and equipment	13,123	-	600	-	-	600

Common stock issued as purchase consideration of Blue Corner	32,382	-	790	-	-	790

Stock-based compensation	127,841	-	18,850	-	-	18,850

Other comprehensive loss	-	-	-	(1,784)	-	(1,784)

Net loss	-	-	-	-	(55,119)	(55,119)

Balance - December 31, 2021	42,423,514	$42	$458,046	$(1,784)	$(242,470)	$213,834

[1]	Includes gross proceeds of $232,060, less issuance costs of $10,727.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2020

(in thousands except for share amounts)

	Convertible Preferred Stock					Accumulated
	Series D		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2020	5,125	$-	26,322,583	$26	$176,730	$183	$(169,505)	$7,434

Stock-based compensation	-	-	130,722	-	883	-	-	883

Common stock issued in public offering [1]	-	-	3,597,833	4	19,172	-	-	19,176

Common stock issued upon conversion of Series D convertible preferred stock	(5,125)	-	1,642,628	2	(2)	-	-	-

Common stock issued upon exercise of warrants	-	-	3,827,181	4	16,261	-	-	16,265

Common stock issued in satisfaction of accrued issuable equity	-	-	102,402	-	200	-	-	200

Common stock issued as consideration for acquisition	-	-	66,454	-	1,219	-	-	1,219

Options issued in satisfaction of accrued issuable equity	-	-	-	-	16	-	-	16

Common stock issued upon cashless warrant exercise	-	-	253,038	-	-	-	-	-

Common stock issued upon cashless option exercise	-	-	8,256	-	-	-	-	-

Other comprehensive income	-	-	-	-	-	(183)	-	(183)

Net loss	-	-	-	-	-	-	(17,846)	(17,846)

Balance - December 31, 2020	-	$-	35,951,097	$36	$214,479	$-	$(187,351)	$27,164

[1]	Includes gross proceeds of $20,000, less issuance costs of $819.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2019

(in thousands except for share amounts)

	Convertible Preferred Stock					Accumulated
	Series D		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2019	5,141	$-	26,118,075	$26	$175,925	$-	$(159,856)	$16,095

Stock-based compensation	-	-	71,724	-	424	-	-	424

Restricted stock issued in satisfaction of accrued issuable equity	-	-	135,722	-	381	-	-	381

Common stock issued upon conversion of Series D convertible preferred stock	(16)	-	5,128	-	-	-	-	-

Return and retirement of common stock	-	-	(8,066)	-	-	-	-	-

Other comprehensive income	-	-	-	-	-	183	-	183

Net loss	-	-	-	-	-	-	(9,649)	(9,649)

Balance - December 31, 2019	5,125	$-	26,322,583	$26	$176,730	$183	$(169,505)	$7,434

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For The Years Ended
	December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net loss	$(55,119)	$(17,846)	$(9,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,731	680	417
Non-cash lease expense	1,246	-	-
Dividend and interest income	(62)	-	105
Change in fair value of derivative and other accrued liabilities	69	(173)	(65)
Provision for bad debt	908	270	103
Loss on disposal of fixed assets	156	279	65
Loss on impairment of intangible assets	-	-	83
Gain on settlement of debt	-	-	(310)
Provision for slow moving and obsolete inventory	(187)	(392)	437
Gain on forgiveness of PPP loan	(856)	-	-
Gain on settlement of accounts payable, net	-	(22)	(274)
Stock-based compensation:
Common stock	4,391	233	548
Options	14,717	715	181
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(5,212)	(336)	(142)
Inventory	(9,227)	(1,247)	(2,023)
Prepaid expenses and other current assets	710	(581)	168
Other assets	262	(226)	(3)
Accounts payable and accrued expenses	3,723	842	(470)
Other liabilities	103	-	-
Lease liabilities	(1,021)	(184)	(135)
Deferred revenue	2,098	(82)	197

Total Adjustments	14,549	(224)	(1,116)

Net Cash Used In Operating Activities	(40,570)	(18,070)	(10,765)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	6,804	2,774	-
Purchase of marketable securities	(7,209)	-	-
Capitalization of engineering costs	(237)	-	-
Purchase consideration of Blue Corner, net of cash acquired of $243	(22,742)	-	-
Cash acquired in the purchase of BlueLA Carsharing, LLC	-	3	-
Cash acquired in the purchase of U-Go Stations, Inc.	-	30	-
Purchases of property and equipment	(7,065)	(2,547)	(553)

Net Cash (Used In) Provided By Investing Activities	(30,449)	260	(553)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	221,333	19,175	-
Proceeds from exercise of options and warrants	2,000	16,265	-
Proceeds from issuance of notes payable	-	856	-
Repayment of notes payable	-	(165)	-
Payment of financing liability in connection with internal use software	(62)	(72)	(52)

Net Cash Provided By Financing Activities	223,271	36,059	(52)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	206	-	-

Net Increase In Cash and Cash Equivalents and Restricted Cash	152,458	18,249	(11,370)

Cash and Cash Equivalents and Restricted Cash - Beginning of Year	22,418	4,169	15,539

Cash and Cash Equivalents and Restricted Cash - End of Year	$174,876	$22,418	$4,169

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$174,795	$22,342	$4,169
Restricted cash	81	76	-
	$174,876	$22,418	$4,169

[1]	For the year ended December 31, 2021, includes gross proceeds of $232,060, less issuance costs of $10,727 deducted directly from the offering proceeds. For the year ended December 31, 2020, includes gross proceeds of $20,000, less issuance costs of $825 deducted directly from the offering proceeds.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows — Continued

(in thousands)

	For The Years Ended
	December 31
	2021	2020	2019
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-	$-
Non-cash investing and financing activities:
Reduction of additional pain-in capital for public offering issuance costs for public offering issuance costs that were previously paid	$-	$(39)	$-
Common stock issued as consideration for property and equipment	$600	$-	$-
Common stock issued as purchase consideration of Blue Corner	$790	$-	$-
Options issued in satisfaction of accrued issuable equity	$-	$16	$-
Net assets (excluding cash) acquired in the acquisition of BlueLA Carsharing, LLC	$-	$84	$-
Internal use software obtained in exchange for financing liability	$416	$-	$-
Right-of-use assets obtained in exchange for lease obligations	$2,129	$598	$-
Change in fair value of marketable securities	$-	$-	$183
Transfer of inventory to property and equipment	$(2,189)	$(1,980)	$(664)
Common stock issued as purchase consideration for the acquisition of U-Go Stations,Inc.	$-	$1,219	$-
Net assets (excluding cash) acquired in the acquisition of U-Go Stations, Inc.	$-	$1,216	$-
Accrued interest converted to notes payable	$5	$5	$-
Common stock issued in satisfaction of accrued issuable equity	$-	$201	$381
Accrual of additional stock consideration for U-Go Stations, Inc.	$60	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

1.   BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND RISKS AND UNCERTAINTIES

Organization and Operations

Blink Charging Co., through its wholly-owned subsidiaries (collectively, the “Company” or “Blink”), is a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services. Blink offers residential and commercial EV charging equipment, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its Blink EV charging network (the “Blink Network”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and other EV-related services. The Blink Network provides property owners, managers, parking companies, and state and municipal entities (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Network also provides EV drivers with vital station information, including station location, availability and fees. Blink also operates a ride-sharing program through the Company’s wholly owned subsidiary, BlueLA Rideshare, LLC and the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service.

Risks and Uncertainties

The Covid-19 pandemic has impacted global stock markets and economies. The Company closely monitors the impact of the continuing presence of Covid-19 and multiple Covid-19 variants. The Company has taken and continues to take precautions to ensure the safety of its employees, customers and business partners, while assuring business continuity and reliable service and support to its customers. The Company continues to receive orders for its products, although some shipments of equipment have been temporarily delayed. The global chip shortage and supply chain disruption has caused some delays in equipment orders from its contract manufacturer. As federal, state and local economies begin to return to pre-pandemic levels, the Company expects demand for charging station usage to increase, however, the Company is unable to predict the extent of such recovery due to the uncertainty of Covid-19. As a result, the Company is unable to predict the ultimate impact of equipment order delays, chip shortage and continuous presence of Covid-19 will have on its business, future results of operations, financial position, or cash flows.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Blink Charging Co. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the years ended December 31, 2021, 2020 and 2019 include the results of operations of BlueLA Carsharing LLC, U-Go Stations Inc., and Blue Corner NV. of their respective dates of acquisition.

USE OF ESTIMATES

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, stock-based compensation, accounts receivable reserves, warranty reserves, inventory valuations ,goodwill, the valuation allowance related to the Company’s deferred tax assets, the carrying amount of intangible assets, right of use assets and related leases payable estimates of future EV sales and the effects thereon, derivative liabilities and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

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

ACCOUNTS RECEIVABLE

Accounts receivables are carried at their contractual amounts, less a provision for credit losses. As of December 31, 2021 and 2020, there was an allowance for credit losses of $1,262 and $356, respectively. Management estimates the allowance for uncollectible accounts based on an ongoing review of existing economic conditions, the financial conditions of the customers, historical trends in credit losses, and the amount and age of past due accounts.

The Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326)” on January 1, 2020 and the Company determined that an adjustment was not required as a result of the implementation of the new standard.

INVENTORY

Inventory is comprised of electric charging stations and related parts, which are available for sale or for warranty requirements. Inventory is stated at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of sales and inventory that is installed on the premises of participating owner/operator properties, where the Company retains ownership, is transferred to property and equipment at the carrying value of the inventory. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. Based on the aforementioned periodic reviews, the Company recorded an inventory reserve for slow-moving or excess inventory of $162 and $217 as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company’s inventory was comprised solely of finished goods that are available for sale.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, net of accumulated depreciation and amortization which is recorded commencing at the in-service date using the straight-line method over the estimated useful lives of the assets.

Useful Lives
Asset	(In Years)

Computer software and office and computer equipment	3 - 5
Machinery and equipment, automobiles, furniture and fixtures	3 - 10
Installed Level 2 electric vehicle charging stations	3 - 7
Installed Level 3 (DC Fast Chargers (“DCFC”)) electric vehicle charging stations	5
Building	39

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

EV charging stations represents the cost, net of accumulated depreciation, of charging devices that have been installed on the premises of participating owner/operator properties or are earmarked to be installed. The Company had no EV charging stations that were not placed in service as of December 31, 2021 and 2020.

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

As electric vehicle charging requirements and technologies change, driven by federal, state or local regulatory authorities or by electric vehicle manufacturers or other technology or services providers for the charging station industry, in particular cellular connectivity technology, the Company may need to upgrade or adapt its charging station products or introduce new products in order to serve new vehicles, conform to new standards, or adapt new technologies to serve existing customers or new customers at substantial research, development, and network upgrades costs. During 2021, many cellular technology providers announced they will require the upgrade from 2G/3G connectivity to 4G LTE during 2022 (the “Upgrade”). The Upgrade is expected to cost approximately $1,750 to upgrade certain of the Company’s owned and operated EV charging stations. During the fourth quarter of 2021, the Company concluded the Upgrade was a triggering event in accordance with ASC 360 and, accordingly, assessed the recoverability of its long-lived assets related to its US EV charging stations by performing a recoverability test and determined the estimated undiscounted future cash flows (which included the estimated cash outflows related to the estimated cost of the Upgrade) related to its EV chargers exceeded their carrying value, accordingly, concluded no impairment existed as of December 31, 2021.

See Note 5 – Property and Equipment for additional details.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then the Company may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company determines fair value through multiple valuation techniques and weights the results accordingly. The Company is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. The Company has elected to perform its annual goodwill impairment review on November 1 of each year utilizing a qualitative assessment to determine if it was more likely than not that the fair value of each of its reporting units was less than their respective carrying values and concluded that no impairment existed.

During the years ended December 31, 2021, 2020 and 2019, no impairment charge relating to goodwill was recognized. See Note 7, Goodwill, for further information on goodwill.

INTANGIBLE ASSETS

Identifiable intangible assets primarily include trade name, customer relationships, favorable leases, internally developed technology, capitalized engineering costs and non-compete agreements. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company will compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events or changes in circumstances that would indicate intangible assets were impaired during the year ended December 31. 2021.

SEGMENTS

The Company operates a single segment business. The Company’s Chief Executive Officer and Chief Operating Officer, who is the chief operating decision maker, views the Company’s operating performance on a consolidated basis as Blink’s only business is the sale and distribution of electric vehicle charging equipment and its associated revenues earned from customers and/or Property Partners who use equipment connected to its network.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Euro. Assets and liabilities are translated based on the exchange rates at the balance sheet date (1.1325 as of December 31, 2021), while expense accounts are translated at the weighted average exchange rate for the period of 1.1722 for the year ended December 31, 2021. Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income. Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. Transaction gains and losses are charged to the statement of operations as incurred. Transaction losses attributable to foreign exchange were $124 during the year ended December 31, 2021.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

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

The Company recognizes revenue primarily from five different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Ride-sharing services – Primarily related to ride-sharing services agreement between the Company’s wholly-owned subsidiary, BlueLA Rideshare, LLC and the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service. The Company recognizes revenue over the contractual period of performance of the subscription.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed in accordance with a contractual relationship between the Company and the owner of the station. Other revenues also comprise revenues generated from alternative fuel credits.

The following table summarizes our revenue recognized under ASC 606 in the consolidated statements of operations:

	For The Years Ended
	December 31,
	2021	2020	2019
Revenues - Recognized at a Point in Time
Product sales	$15,480	$4,432	$856
Charging service revenue - company-owned charging stations	2,978	773	1,359
Other	426	362	167
Total Revenues - Recognized at a Point in Time	18,884	5,567	2,382

Revenues - Recognized Over a Period of Time:
Ride-sharing services	769	168	-
Network and other fees	887	474	355
Total Revenues - Recognized Over a Period of Time	1,656	642	355

Total Revenue Under ASC 606	$20,540	$6,209	$2,737

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION – CONTINUED

The following table summarizes our revenue recognized under ASC 606 in the consolidated statements of operations by geographical area:

	For The Years Ended
	December 31,
	2021	2020	2019
Revenues by Geographical Area
U.S.A	$10,578	$3,521	$2,678
International	9,962	2,688	59
Total Revenue Under ASC 606	$20,540	$6,209	$2,737

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

As of December 31, 2021, the Company had $2,986 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the consolidated balance sheets as of December 31, 2021. The Company expects to satisfy $2,858 of its remaining performance obligations for network fees, warranty revenue, product sales, and other and recognize the revenue within the next twelve months.

During the year ended December 31, 2021, the Company recognized $514 of revenues related to network fees and warranty contracts, which was included in deferred revenues as of December 31, 2020. During the year ended December 31, 2020, the Company recognized $466 of revenues related to network fees and warranty contracts, which was included in deferred revenues as of December 31, 2019. During the year ended December 31, 2019, the Company recognized $191 of revenues related to network fees and warranty contracts, which was included in deferred revenues as of December 31, 2018.

During the years ended December 31, 2021, 2020, and 2019, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants, rebates and alternative fuel credits, which are not within the scope of ASC 606, pertaining to revenues and periodic expenses, are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over the useful life of the charging station. During the years ended December 31, 2021, 2020 and 2019, the Company recorded $400, $22 and $22, respectively, related to grant and rebate revenue. As of December 31, 2021 and 2020, there was $70 of deferred grant and rebate revenue to be amortized. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $207, $225 and $123, respectively, of revenue related to alternative fuel credits, which is included within other revenue on the consolidated statements of operations.

ADVERTISING COSTS

The Company participates in various advertising programs. All costs related to advertising of the Company’s products and services are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2021, 2020 and 2019 were $84, $15 and $8, respectively, and are included in selling and marketing on the consolidated statements of operations.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

CONCENTRATIONS

As of December 31, 2021, accounts receivable from a significant customer were approximately 18% of total accounts receivable. During the year ended December 31, 2021, sales to a significant customer represented 12% of total revenue. During the year ended December 31, 2020, sales to a significant customer represented 25% of total revenue. During the year ended December 31, 2020, sales to another significant customer represented 11% of total revenue. During the year ended December 31, 2019, sales to a significant customer represented 11% of product sales. During the year ended December 31, 2021 and 2020, the Company made purchases from a significant supplier that represented 23% and 12% respectively, of total purchases.

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

The Company provides charging services at designated locations on the hosts property at which the charging station is situated. In consideration thereof, the host shares in the monthly revenue generated by the charging station on a percentage basis. As the charging station monthly revenue generated is variable, the host’s monthly revenue derived there from is similarly variable. In accordance with ASC 842 the hosts’ portion of revenue is variable and not predicated on an index or rate, as defined, these payments are not within the scope ASC 842.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. As of December 31, 2021 and 2020, the Company maintained a full valuation allowance against its deferred tax assets, since it is more likely than not that the future tax benefit on such temporary differences will not be realized.

The Company recognizes the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement by examining taxing authorities. The Company has open tax years going back to 2014 (or the tax year ended December 31, 2011 if the Company were to utilize its NOLs) which will be subject to audit by federal and state authorities upon filing. The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s consolidated statements of operations. As of December 31, 2021 and 2020 the Company had no liability for unrecognized tax benefits. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. Under ASC 740, the effects of new legislation are recognized upon enactment. Such provisions did not have a material impact on the Company’s consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2021	2020	2019
Convertible preferred stock	-	-	1,643
Warrants	3,274,800	3,897	6,840
Options	983,505	573	266
Unvested restricted common stock	50,831	-	-
Total potentially dilutive shares	4,309,136	4,470	8,748

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” (“ASU 2019-12”) which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2021. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures

In January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform — Scope,” which clarified the scope of ASC 848 relating to contract modifications. The Company determined that this ASU did not have a material effect on the Company’s business operations and consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ADOPTED ACCOUNTING STANDARDS - CONTINUED

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). In April 2020, the FASB issued clarification to ASU 2016-13 within ASU 2020-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This guidance is effective for public business entities that meet the definition of a Securities and Exchange Commission filer, excluding eligible smaller reporting companies, for fiscal years beginning after December 15, 2019. The Company adopted ASU 2016-13 effective January 1, 2020 and its adoption did not have a material impact on its consolidated financial statements or disclosures.

In August 2020, the FASB issued ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”) which simplifies the accounting for convertible instruments by eliminating certain accounting models when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in-capital. Under this ASU, certain debt instruments with embedded conversion features will be accounted for as a single liability measured at its amortized cost. Additionally, this ASU eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments. The new guidance is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2020-06 effective January 1, 2022 which eliminates the need to assess whether a beneficial conversion feature needed to be recognized upon either (a) the issuance of new convertible instruments; or (b) the resolution of any contingent beneficial conversion features.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company adopted ASU 2021-04 effective January 1, 2022 and its adoption did not have a material impact on its consolidated financial statements and disclosures.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805)” (“ASU 2021-08”). The ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The update is effective for annual and interim periods within the fiscal year beginning after December 15, 2022, and early adoption is permitted, including adoption in an interim period. The Company is evaluating this new standard and its impact on its consolidated financial statements and related disclosures.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

3.   BUSINESS COMBINATIONS

BLUE CORNER NV. ACQUISITION

On May 10, 2021, pursuant to a Share Purchase Agreement dated April 21, 2021, the Company through its wholly-owned subsidiary in the Netherlands, Blink Holdings, B.V. closed on the acquisition from the shareholders of Blue Corner NV, a Belgian company (“Blue Corner”), of all of the outstanding capital stock of Blue Corner. Headquartered in Belgium, with sales representative offices in several other European cities, Blue Corner owns and operates an EV charging network across Europe. The acquisition of Blue Corner was made to enter the European market and provide an opportunity to expand the Company’s footprint in this region. The purchase price for the acquisition of all of Blue Corner’s outstanding capital stock was approximately $23,775 (or €20,000), consisting of approximately $22,985 (or €19,000) in cash and approximately $790 (€700) represented by 32,382 shares of the Company’s common stock (the “Consideration Shares”). The fair value of the Consideration Shares was calculated based on the average price of the Company’s common stock during the 30 consecutive trading days immediately preceding the closing date of the Share Purchase Agreement, which equaled $37.66 (or €30.88) per share, reduced by a discount for illiquidity due to the 12-month lockup that exists on any sales or transfers. The Company executed management agreements with key Blue Corner personnel, including equity incentive packages consisting of additional shares of the Company’s common stock which is compensatory and not included in the purchase price for this acquisition. The Company entered into an escrow agreement pursuant to the Share Purchase Agreement, under which the Company paid approximately $2,100 (€1,725) of the purchase price into an escrow account for a period of up to 18 months following the closing to cover any losses or damages the Company may incur by reason of any misrepresentation or breach of warranty by Blue Corner under the Share Purchase Agreement.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

3.   BUSINESS COMBINATIONS – CONTINUED

BLUE CORNER NV. ACQUISITION-CONTINUED

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date of Blue Corner:

Purchase price allocation

Purchase Consideration:
Cash	$22,985
Common stock	790

Total Purchase Consideration	$23,775

Less:

Fixed assets	1,322
Trade name	343
Customer relationships	1,800
Favorable leases	292
Internally developed technology	1,233
Non-compete agreements	148
Other liabilities	(144)
Other assets	283
Debt-free net working capital deficit	(529)

Fair Value of Identified Net Assets	4,748

Remaining Unidentified Goodwill Value	$19,027

Changes in the balance of identified intangible assets and goodwill reflected on the balance sheet are the result of the impact of the change in foreign currency exchange rates.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

3.   BUSINESS COMBINATIONS – CONTINUED

BLUE CORNER NV. ACQUISITION-CONTINUED

The components of debt free net working capital are as follows:

Current assets:
Cash	$245
Accounts receivable	1,927
Prepaid expenses and other current assets	372
Inventory	1,359

Total current assets	3,903

Less current liabilities:
Accounts payable and accrued expenses	4,131
Deferred revenue	301

Total current liabilities	4,432

Debt free net working capital deficit	$(529)

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from this acquisition. Goodwill of $19,027 from the acquisition of Blue Corner is expected to be deductible for income tax purposes.

The consolidated financial statements of the Company include the results of operations from Blue Corner as of May 10, 2021 to December 31, 2021 and do not include results of operations for the year ended December 31, 2020. The results of operations of Blue Corner from May 10, 2021 to December 31, 2021 included revenues of $7,553 and a net loss of $2,567.

The following table presents the unaudited pro forma consolidated results of operations for the year ended December 31, 2021 as if the acquisition of Blue Corner had occurred at the beginning of fiscal year 2020. The pro forma information provided below is compiled from the pre-acquisition financial information of Blue Corner and includes pro forma adjustments for interest expense and adjustments to certain expenses. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2020 or (ii) future results of operations:

	For the Years Ended December 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenues	$23,882	$10,771
Net loss	$(55,942)	$(20,255)

The above pro forma information includes pro forma adjustments to remove the effect of interest expense recognized in the results of operations of Blue Corner during the years ended December 31, 2021 and 2020 of $276 and $579, respectively.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

3.   BUSINESS COMBINATION – CONTINUED

BLUELA CARSHARING, LLC ACQUISITION

On September 11, 2020 (“Closing Date”), the Company’s wholly-owned subsidiary, Blink Mobility, LLC (the “Purchaser”), entered into an Ownership Interest Purchase Agreement (the “Agreement”) with Blue Systems USA, Inc. (the “Seller”), and pursuant thereto acquired from the Seller all of the ownership interests of BlueLA Carsharing, LLC (“BlueLA”).

The consideration by the Purchaser for the acquisition of BlueLA included: (a) a cash payment of $1.00, which was paid to the Seller at closing, and (b) in the event BlueLA timely amends its carsharing services agreement with the City of Los Angeles, California, a cash payment to the Seller of $1,000, payable within three business days after such amendment (“Contingent Consideration”). Under the Agreement, the amendment to the carsharing services agreement with the City of Los Angeles was to be obtained by BlueLA no later than December 31, 2020, subject to an extension to March 31, 2021 if a representative of the City of Los Angeles indicates to the Purchaser by the December 31, 2020 deadline its approval of the modifications to the carsharing services agreement, as more particularly outlined in the Agreement. As of December 31, 2021 and 2020, the Company did not receive an amendment nor indication to amend the carsharing service agreement thus the Company is not obligated to the Contingent Consideration.

The Agreement contains customary representations, warranties and covenants for a transaction of this type and nature. Pursuant to the terms of the Agreement, the Seller will indemnify the Company, the Purchaser and their respective affiliates and representatives for breaches of the Seller’s representations and warranties, breaches of covenants and losses related to pre-closing taxes of BlueLA. The Purchaser has agreed to indemnify the Seller and its affiliates and representatives for any breaches of the Purchaser’s representations and warranties, breaches of covenants and losses related to post-closing taxes of BlueLA. The representations and warranties under the Agreement survived until December 10, 2021.

Pursuant to the Agreement, the Seller and BlueLA entered into a Transition Service Agreement pursuant to which the Seller and its affiliate, Bluecarsharing, S.A.S., provided certain transition and support services to BlueLA and the Purchaser following the closing and until December 31, 2020. The Seller also guaranteed the payment of up to $175 in parking fees payable by BlueLA to the City of Los Angeles, and BlueLA agreed to pay the Seller for any as-yet uncollected grants and rebates that BlueLA is entitled to obtain under its carsharing services agreement with the City of Los Angeles. In addition, the Seller agreed that, until September 10, 2023, the Seller will not and will cause its subsidiaries or affiliates not to directly or indirectly, (i) own, operate, acquire, or establish a business, or in any other manner engage alone or with others in carsharing and/or electric vehicle charging operation, or activity in the State of California (whether as an operator, manager, employee, officer, director, consultant, advisor, representative or otherwise) excluding any de minimis ownership interest in any business); or (ii) intentionally induce or attempt to induce any customer, supplier or other business relation of BlueLA to cease or refrain from working with BlueLA, or in any way adversely interfere with the relationship between any such customer, supplier or other business relation and BlueLA. The Company had acquired BlueLA in order to expand its presence in the State of California.

Under the terms of the City of Los Angeles Agreement, amongst other obligations, during the initial term of the City of Los Angeles Agreement (defined as approximately six years from the effective date of the City of Los Angeles Agreement), BlueLA shall provide, manage, operate and maintain (i) usage agreements for electric vehicles in a quantity of no less than one hundred (100) (see payment terms of Car Lease Agreement) and (ii) charging stations in a quantity of no less than two hundred (200) at approximately forty (40) locations for an aggregate cost of approximately $20 per month. Following the initial term, the City of Los Angeles shall have the right to renew the City of Los Angeles Agreement for renewal terms of two (2) years each, with prior notice required, for a maximum of three renewal terms.

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

At the date of acquisition, the purchase consideration consisted of cash, assumed liabilities and Contingent Consideration. The Contingent Consideration of $1,000 is non-interest bearing and was recorded at its estimated fair value of $245 based on a probability-weighted valuation technique used to determine the fair value of the Contingent Consideration on the acquisition date. See Note 11 – Fair Value Measurement for assumptions utilized in the estimate of fair value of the Contingent Consideration. During the fourth quarter of 2020, the Company recorded a measurement period adjustment in order reduce the Contingent Consideration to $0 as of December 31, 2020 with a corresponding decrease to goodwill.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

3.   BUSINESS COMBINATIONS – CONTINUED

BLUELA CARSHARING, LLC ACQUISITION - CONTINUED

The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

Purchase price allocation

Purchase Consideration:
Cash	$-
Assumed liabilities	88

Total Purchase Consideration	$88

Less:
Right of use assets	598
Debt-free net working capital deficit	(286)
Non-current portion of lease liabilities	(371)

Fair Value of Identified Net Liabilities	(59)

Remaining Unidentified Goodwill Value	$147

The components of debt free net working capital deficit are as follows:

Current assets:
Cash	$3
Accounts receivable	73
Prepaid expenses and other current assets	88

Total current assets	$164

Less current liabilities:
Accounts payable	163
Current portion of lease liabilities	227
Accrued expenses and other current liabilities	60

Total current liabilities	$450

Debt free net working capital deficit	$(286)

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

3.   BUSINESS COMBINATION – CONTINUED

BLUELA CARSHARING, LLC ACQUISITION – CONTINUED

The below table provides select unaudited, pro forma consolidated results of operations as if the acquisition of BlueLA had occurred on January 1, 2019. The pro forma results are not indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually occurred at the beginning of fiscal year 2019 or (ii) future results of operations.

	For the Year Ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenues	$6,699	$3,337
Net loss	$(20,511)	$(18,323)

The above pro forma information includes pro forma adjustments to remove the effect of the following non-recurring transactions:

1)	Gain of $15,550 recognized in the Seller’s results of operations during the year ended December 31, 2020 related to the forgiveness of debt associated with liabilities to the Seller’s parent;
2)	Interest expense of $165 and $322 recognized in the Seller’s results of operations during the year ended December 31, 2020 and 2019, respectively, associated with the debt due to the Seller’s parent that was subsequently forgiven; and
3)	Nonrecurring merger expenses of $18 recognized in the Company’s results of operations during the year ended December 31, 2020.

As of the date of the acquisition, the Company expected to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition related costs are expensed as incurred and are recorded within general and administrative expenses on the consolidated statements of operations. Acquisition-related costs were $18 during the year ended December 31, 2020.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

3.   BUSINESS COMBINATION – CONTINUED

U-GO STATIONS, INC. ACQUISITION

On November 19, 2020 (“Closing Date”), the Company (the “Buyer”), entered into a Stock Purchase Agreement (the “SPA Agreement”) with U-Go Stations, Inc. (the “Target”), and pursuant thereto acquired from the Seller all of the ownership interests of U-Go Stations, Inc. (“U-Go”).

The consideration by the Buyer for the acquisition of U-Go included: (a) 66,454 shares of the Company’s common stock and (b) $60 cash payment on the later of (i) the first anniversary of the closing date; or (ii) the date on which the final project of the Additional Projects is awarded to U-Go and paid in full, the funds shall be held in escrow by the escrow agent until the second anniversary of the closing date. At the expiration of the escrow agreement, the balance of the $60, if any, shall be converted to the Company’s common stock determined by a formula outlined in the agreement.

The SPA Agreement contains customary representations, warranties and covenants for a transaction of this type and nature. Pursuant to the terms of the SPA Agreement, the Seller indemnified the Company, the Purchaser and their respective affiliates and representatives for breaches of the Seller’s representations and warranties, breaches of covenants and losses. The Purchaser agreed to indemnify the Seller and its affiliates and representatives for any breaches of the Purchaser’s representations and warranties, breaches of covenants and losses.

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

At the date of acquisition, the purchase consideration consisted of the Company’s common stock. The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

Purchase price allocation

Purchase Consideration:
Share consideration	$1,279

Total Purchase Consideration	$1,279

Less:
Fixed assets	418
Notes payable	(165)
Debt-free net working capital deficit	(388)

Fair Value of Identified Net Assets	(135)

Remaining Unidentified Goodwill Value	$1,414

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

3.   BUSINESS COMBINATION – CONTINUED

U-GO STATIONS, INC. ACQUISITION – CONTINUED

The components of debt free net working capital deficit are as follows:

Current assets:
Cash	$30
Accounts receivable	3
Prepaid expenses and other current assets	7

Total current assets	$40

Less current liabilities:
Accounts payable and accrued expenses	428

Total current liabilities	$428

Debt free net working capital deficit	$(388)

The below table provides select unaudited, pro forma consolidated results of operations as if the acquisition of U-Go had occurred on January 1, 2019. The pro forma results are not indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually occurred at the beginning of fiscal year 2019 or (ii) future results of operations.

	For the Year Ended December 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenues	$6,468	$2,832
Net loss	$(18,022)	$(9,734)

The above pro forma information includes pro forma adjustments to remove the effect of the following non-recurring transactions:

1)	Nonrecurring merger expenses of $6 recognized in the Company’s results of operations during the year ended December 31, 2020.

As of the date of the acquisition, the Company expects to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition related costs are expensed as incurred and are recorded within general and administrative expenses on the consolidated statements of operations. Acquisition-related costs were $6 during the year ended December 31, 2020.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

4.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2021 and 2020, prepaid expenses and other current assets was primarily comprised of alternative fuel credits, prepaid professional fees, prepaid maintenance, and prepaid insurance fees.

5.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2021	2020
EV charging stations	$10,906	$5,511
Building	4,000	-
Software	1,700	1,021
Automobiles	2,009	1,331
Office and computer equipment	844	305
Leasehold improvements	202	54
Machinery and equipment	139	162
Property and equipment, gross	19,800	8,384
Less: accumulated depreciation	(5,237)	(2,748)
Property and equipment, net	$14,563	$5,636

Depreciation and amortization expense related to property and equipment was $1,903, $378, and $187 for the years ended December 31, 2021, 2020 and 2019, respectively, of which, $1,531, $345 and $128, respectively, was recorded within cost of sales in the accompanying consolidated statements of operations.

During the years ended December 31, 2021, 2020 and 2019, the Company disposed of property and equipment with a net book value of $798, $368 and $0 which resulted in a loss on disposal of $156, $279 and $65, respectively, which was included within general and administrative expenses in the consolidated statements of operations.

During the years ended December 31, 2021, 2020, and 2019 the Company transferred charging stations of $2,189, $1,980 and $664 from inventory into property and equipment.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

6.   INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31,
	2021	2020
Internal use software	$600	$184
Capitalized engineering costs	237	-
Trade name	340	-
Customer relationships	1,677	-
Favorable leases	272	-
Internally developed technology	1,148	-
Non-compete agreements	138	-
Intangible assets, gross	4,413	184
Less: accumulated amortization	(958)	(138)
Intangible assets, net	$3,455	$46

During the year ended December 31, 2019, the Company determined the carrying value of its trademarks and patents was not recoverable and, as a result, recorded an impairment charge of $83 which was included within general and administrative expenses on the consolidated statement of operations.

Amortization expense during the years ended December 31, 2021, 2020, and 2019 were $938, $61, and $89, respectively.

Changes in the balance of intangible assets and goodwill reflected on the balance sheet are the result of the impact of the change in foreign currency exchange rates.

See Note 3 - Business Combination and Note 7- Goodwill for additional details.

The estimated future amortization expense is as follows:

For the Years Ending December 31,	Total
2022	$1,239
2023	847
2024	576
2025	400
2026	394
$3,455

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

7.   GOODWILL

Goodwill consisted of the following:

	December 31,
	2021	2020
Goodwill
Beginning balance as of January 1	$1,501	$-
Acquisition of U-Go Stations, Inc.	-	1,354
Acquisition of BlueLA Carsharing, LLC	-	147
Accrual of additional consideration for U-Go Stations, Inc.	60	-
Acquisition of Blue Corner	19,027	-
Effect of translation adjustments	(1,198)	-
Ending balance as of December 31	$19,390	$1,501

8.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

	December 31,
	2021	2020
Accrued host fees	$130	$120
Accrued professional fees	543	110
Accrued wages	2,678	403
Accrued commissions	144	47
Warranty payable	10	10
Accrued income, property and sales taxes payable	462	357
Accrued issuable equity	454	184
Accrued purchases	117	-
Internal use software liability	383	-
Other accrued expenses	757	98
Total accrued expenses	$5,678	$1,329

WARRANTY PAYABLE

The Company provides a limited product warranty against defects in materials and workmanship for its Blink Network residential and commercial chargers, ranging in length from one to two years. The Company accrues for estimated warranty costs at the time of revenue recognition and records the expense of such accrued liabilities as a component of cost of sales. Estimated warranty costs are based on known warranty issues and anticipated warranty costs. Should actual cost to repair and failure rates differ significantly from estimates, the impact of these unforeseen costs would be recorded as a change in estimate in the period identified. For the year ended December 31, 2020 and 2019, the change in reserve was approximately $(2) and $2, respectively.

Warranty expenses for the years ended December 31, 2021, 2020 and 2019 were $210, $120 and $187, respectively, which has been included within cost of revenues on the consolidated statement of operations. As of December 31, 2021 and 2020 the Company recorded a warranty liability of $10 which represents the estimated cost to repair those chargers under warranty or host owned chargers for which the host has procured a maintenance contract. The Company records maintenance and repairs expenses for chargers it owns deployed at host locations as incurred. The Company estimates an approximate cost of $73 to repair those deployed chargers which it owns as of December 31, 2021.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

9.   NOTES PAYABLE

PAYCHECK PROTECTION PROGRAM

On May 7, 2020, the Company received $856 in connection with a loan (the “PPP Loan”) under the CARES Act Paycheck Protection Program (the “PPP”). The PPP provides for loans to qualifying businesses for amounts of up to 2.5 times their average monthly payroll expenses. The loan principal and accrued interest are forgivable, as long as the borrower uses loan proceeds for eligible purposes during the covered period following disbursement, such as payroll, benefits, rent, and utilities, and maintains its payroll levels. The amount of loan forgiveness is reduced if the borrower terminates employees or reduces salaries during the covered period, subject to certain qualifications and exclusions. As of December 31, 2020, the Company had utilized all $856 of the proceeds of the PPP Loan.

During the year ended December 31, 2021, the Company obtained forgiveness for its PPP Loans in the amount of $856 and recorded a gain on settlement of debt on the consolidated statement of operations for the year ended December 31, 2021.

OTHER NOTES PAYABLE

In connection with the U-Go acquisition, the Company had also assumed $165 in notes payable, however, these notes were subsequently repaid during the year ended December 31, 2020. See Note 3 – Business Combination – U-GO Stations, Inc. Acquisition for details.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

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

Deferred revenue consists of the following:

	December 31,
	2021	2020
Prepaid network, charging and maintenance fees	$2,647	$288
AFIG-PAT	70	70
Other	269	128
Total deferred revenue	2,986	486
Deferred revenue, non-current portion	(128)	(7)
Current portion of deferred revenue	$2,858	$479

It is anticipated that deferred revenue as of December 31, 2021 will be recognized as follows:

For the Year Ending December 31,	Revenue
2022	$2,858
2023	118
2024	3
2025	3
2026	3
Thereafter	1
Total	$2,986

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

11.   FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Years Ended
	December 31,
	2021	2020	2019
Risk-free interest rate	0.07%-0.39%	0.16%-1.69%	1.47%-2.45%
Contractual term (years)	1.00	1.00-8.00	1.00-10.00
Expected volatility	90%-148%	78%-143.8%	74%-140%
Expected dividend yield	0.00%	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

	December 31,
	2021	2020
Warrant Liability
Beginning balance as of January 1	$159	$5
Change in fair value of warrant liability	(69)	154
Ending balance as of December 31	$90	$159

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$58	$-	$58
Total assets	$-	$58	$-	$58

Liabilities:
Common stock liability	$364	$-	$-	$364
Warrant liability	-	-	90	90
Total liabilities	$364	$-	$90	$454

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$31	$-	$31
Total assets	$-	$31	$-	$31

Liabilities:
Warrant liability	$-	$-	$159	$159
Total liabilities	$-	$-	$159	$159

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

12.   STOCKHOLDERS’ EQUITY

AUTHORIZED CAPITAL

The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value, and 40,000,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock is designated as follows: 20,000,000 shares to Series A Convertible Preferred Stock; 10,000 shares to Series B Convertible Preferred Stock; 250,000 shares to Series C Convertible Preferred Stock; 13 shares to Series D Convertible Preferred Stock; and 19,727 shares undesignated.

OMNIBUS INCENTIVE PLANS

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

As of December 31, 2021 and 2020, options to purchase 983,505 and 617,071 shares of options were outstanding respectively. As of December 31, 2021 and 2020, 1,244,232 and 1,151,299 shares of common stock were outstanding to employees and members of the Board of Directors of the Company, respectively. As of December 31, 2021 and 2020, there were 2,772,263 and 3,231,630 securities available for future issuance under the 2018 Plan, respectively.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

12.   STOCKHOLDERS’ EQUITY – CONTINUED

AT-THE-MARKET OFFERING

On April 17, 2020, the Company entered into a sales agreement (“Sales Agreement”) with Roth Capital Partners, LLC (the “Agent”) to conduct an “at-the-market” equity offering program (the “ATM”), pursuant to which the Company may issue and sell from time-to-time shares of its common stock having an aggregate offering price of up to $20,000 (the “Shares”) through the Agent. Sales of the Shares under the Sales Agreement were made in transactions that were deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including on the Nasdaq Capital Market, at market prices or as otherwise agreed to with the Agent. A “shelf” registration statement on Form S-3 for the Shares was filed with the SEC, which became effective on September 16, 2019, and a prospectus supplement thereto was filed with the SEC on April 17, 2020.

During 2020 and through December 31, 2020, the Company sold an aggregate of 3,597,833 shares of common stock under the ATM program for aggregate gross proceeds of $20,000, less issuance costs of $819 which were recorded as a reduction to additional paid-in capital.

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

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

12.   STOCKHOLDERS’ EQUITY – CONTINUED

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

During the year ended December 31, 2019, the Company issued an aggregate of 28,831 shares of common stock to consultants with an aggregate issuance date fair value of $73,728.

During the year ended December 31, 2020, the Company issued an aggregate of 233,124 shares of common stock to employees of the Company and consultants with an aggregate issuance date fair value of $525,769.

See Note 12 – Stockholder’s Equity - Preferred Stock for details associated with the issuance of common stock in connection with the conversion of Series D Convertible Preferred Stock.

During the year ended December 31, 2021, the Company issued 32,382 shares as partial consideration for its acquisition of Blue Corner.

During the year ended December 31, 2021, the Company issued an aggregate of 127,841 shares as compensation for services. The shares had an issuance date fair value of $3,950.

During the year ended December 31, 2021, the Company issued 13,123 shares as partial consideration for the purchase of property and equipment. See Note 5 – Property and Equipment for additional details.

During the year ended December 31, 2021, the Company issued an aggregate of 104,496 shares of common stock pursuant to cashless warrant ad options exercises.

See elsewhere within this Note, Note 3- Business Combinations and Note 14 – Related Parties for additional details.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the years ended December 31, 2021, 2020, and 2019 of $19,108, $948, and $729, respectively, which is included within compensation expense on the consolidated statement of operations. As December 31, 2021, there was $5,370 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.23 years, which includes $962 of unrecognized stock-based compensation of expense relating to the special four-year performance option for the Company’s CEO which is expected to be fully recognized by January 2022.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

12.   STOCKHOLDERS’ EQUITY – CONTINUED

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

STOCK OPTIONS

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2021	2020	2020

Risk free interest rate	0.09%-1.539%	0.33%-1.44%	1.52%-1.71%
Expected term (years)	1.00-8.00	5.00-8.00	5.00-6.00
Expected volatility	115.3%-140.7%	121.8%-139.9%	131.10%-138.40%
Expected dividends	0.00%	0.00%	0.00%

During the year ended December 31, 2020, the Company issued an aggregate of 8,256 shares of the Company’s common stock pursuant to the cashless exercise of options.

During the year ended December 31, 2021, the Company issued an aggregate of 38,496 shares of the Company’s common stock pursuant to the cashless exercise of options.

During the year ended December 31, 2021, the Company issued an aggregate of 136,500 shares of the Company’s common stock pursuant to a option exercise for aggregate net proceeds of $307.

See Note 16 – Commitments and Contingencies – CEO Employment Agreement for details associated with options granted to the Company’s CEO.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

12.   STOCKHOLDERS’ EQUITY – CONTINUED

STOCK OPTIONS – CONTINUED

A summary of the option activity during the year ended December 31, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, December 31, 2020	572,838	$4.38

Granted	616,312	38.15
Exercised	(183,594)	4.08
Cancelled/forfeited/expired	(22,051)	1.38
Outstanding, December 31, 2021	983,505	$25.25	4.6	$9,416,509

Exercisable, December 31, 2021	171,531	$5.59	3.6	$3,720,132

The following table presents information related to stock options at December 31, 2021:

	Options Outstanding		Options Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Options	In Years	Options
$1.73-$9.14	2.24	351,653	3.4	155,191
$25.59-$38.45	37.47	591,320	0.2	15,640
$40.82-$59.22	46.50	40,532	0.0	700
		983,505	3.6	171,531

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

12.   STOCKHOLDERS’ EQUITY – CONTINUED

STOCK WARRANTS

Note 11– Fair Value Measurement, and elsewhere within this note for additional details.

During the year ended December 31, 2021, the Company issued an aggregate of 388,101 shares of the Company’s common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate gross proceeds of $1,619.

During the year ended December 31, 2021, the Company issued 66,000 shares of the Company’s common stock representing a modification of the initial warrant exercise pursuant to a legal settlement. See Note 16 – Commitments and Contingencies – Litigation and Disputes for details.

The following table accounts for the Company’s warrant activity for the year ended December 31, 2021:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, January 1, 2021	3,893,223	$4.93
Issued	-	-
Exercised	(622,661)	4.25
Cancelled/forfeited/expired	-	-
Outstanding, December 31, 2021	3,270,562	$5.06	1.1	$77,877,434

Exercisable, December 31, 2021	3,270,562	$5.06	1.1	$77,877,434

The following table presents information related to stock warrants at December 31, 2021:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Warrants	In Years	Warrants

$4.25-$35.00	$4.79	3,253,903	1.1	3,253,903
$50.00-$150.00	$57.99	16,659	0.0	16,659
		3,270,562	1.1	3,270,562

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

13.   INCOME TAXES

The Company is subject to U.S. federal and various state income taxes.

The income tax provision (benefit) for the years ended December 31, 2021, 2020, and 2019 consists of the following:

	For the Year Ended December 31
	2021	2020	2019
Federal:
Current	$-	$-	$-
Deferred	(5,691)	(4,452)	4,684

State:
Current	$-	$-	$-
Deferred	(1,348)	(1,060)	1,115
	(7,039)	(5,512)	5,799
Change in valuation allowance	7,039	5,512	(5,799)
Income tax provision (benefit)	$-	$-	$-

No current tax provision has been recorded for the years ended December 31, 2021, 2020, and 2019 because the Company had net operating losses for federal and state tax purposes. The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382, and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the company immediately prior to the ownership change and subsequent ownership changes could further impact the amount of the annual limitation. An ownership change pursuant to Section 382 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited. The Company will perform a Section 382 analysis in the future. The related decrease in the deferred tax asset will be offset by the decrease in valuation allowance.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

13.   INCOME TAXES – CONTINUED

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended
	December 31
	2021	2020	2019
Tax benefit at federal statutory rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(2.4)%	(5.0)%	(5.0)%
Permanent differences:
Stock Compensation	0.2%	(4.0)%	0.0%
Other	7.9%	0.0%	0.8%
Tax Credits	(0.1)%	0.0%	0.2%
Income from non-includable foreign entities	1.6%
Prior year differences	1.0%	(1.0)%	85.1%
Change in valuation allowance	12.8%	31.0%	(60.1)%
Effective income tax rate	0.0%	0.0%	0.0%

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

The disaggregation of the Company’s domestic and foreign pre-tax loss for the years ended December 31, 2021, 2020, and 2019 is as follows:

	For the Year Ended December 31
	2021	2020	2019

U.S.	$(50,803)	$(17,635)	$(9,434)
Foreign	(4,316)	(211)	(215)
	$(55,119)	$(17,846)	$(9,649)

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

13.   INCOME TAXES – CONTINUED

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	For the Year Ended December 31
	2021	2020
Deferred Tax Assets:
Net operating loss carryforwards	$32,351	$26,066
Stock-based compensation	1,210	401
Accruals	663	128
Goodwill	728	729
Intangible assets	183	212
Inventory	10	56
Allowance for doubtful accounts	216	93
Mark to Market Investments	83	-
Capital Loss	22	22
Tax Credits	593	562
	36,059	28,269

Deferred Tax Liabilities:
Fixed assets	(793)	(31)
Deferred Revenue	4	-
Other	(2)	(8)
	(791)	(39)

Net deferred tax assets	35,268	28,230
Valuation Allowance	(35,268)	(28,230)
Deferred tax assets,net of valuation allowance	-	-

Change in valuation allowance	$(7,038)	$5,511

As of December 31, 2021, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $124,400, of which, $62,300 may be used to offset future taxable income through 2037 and the remaining $62,100 of net operating loss carry forwards incurred in 2021, 2020 and 2019 do not have an expiration date. The Company has approximately $593 in business credits expiring between 2030 and 2041.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

14.   RELATED PARTIES

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. Pursuant to the agreement, the Company is not required to fund operating losses. The Company owns 40% of the Entity while the other three entities own 60% of the Entity. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which started operations in the Greek EV market. There are currently no plans for the Company to make any capital contributions or investments. During year ended December 31, 2021, 2020, 2019, the Company recognized sales of $811, $273 and $42, respectively, to Hellas. As of December 31, 2021 and 2020 the Company had a receivable from Hellas of approximately $6 and $0, respectively. The Company determined that the Entity is a variable interest entity, however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through December 31,2021, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the years ended December 31, 2021, 2020, and 2019.

BLUE CORNER

As of December 31, 2021, three senior management employees in the recently acquired entity Blue Corner had an ownership interest in a major supplier of charging equipment for Blue Corner. As of December 31, 2021, the Company owed approximately $800 to this supplier. During the year ended December 31, 2021 the Company purchased approximately $3,604 of inventory from this supplier.

15.   LEASES

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

During the year ended December 31, 2021, the Company entered into a lease agreement for approximately 27,540 square feet of space in Arizona. The lease commenced on January 1, 2021 and will terminate on May 31, 2028. The lease includes a build-out allowance of $137. Monthly payments under the lease are $18 per month. The lease also includes a security deposit of $22.

As of December 31, 2021, the Company had no leases that were classified as a financing lease. As of December 31, 2021, the Company did not have additional operating and financing leases that have not yet commenced.

Total operating lease expenses for the year ended December 31, 2021, 2020, and 2019 was $566, $220, and $409, respectively, and is recorded in other operating expenses on the consolidated statements of operations. Operating lease expenses consist of rent expense, CAM adjustments and other expenses.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

15.   LEASES – CONTINUED

OPERATING LEASES – CONTINUED

Supplemental cash flows information related to leases was as follows:

	For The Year Ended
	December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,019	$207	$158

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,129	$598	$143

Weighted Average Remaining Lease Term
Operating leases	4.77	2.10	1.42

Weighted Average Discount Rate
Operating leases	4.7%	6.0%	6.0%

Future minimum payments under non-cancellable leases as of December 31, 2021 were as follows:

For the Years Ending December 31,	Amount

2022	$887
2023	334
2024	247
2025	255
2026	263
Thereafter	384
Total future minimum lease payments	2,370
Less: imputed interest	(292)
Total	$2,078

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

16.   COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

As of December 31, 2021, the Company had purchase commitments of approximately $32,000 of which approximately $13,000 is with a related party, which will become payable upon the suppliers’ delivery of the charging stations and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12-24 months.

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

On March 11, 2016, the Licensee and the Licensor entered into an agreement related to the March 29, 2012 patent license agreement. The parties acknowledged that the Licensee has paid a total of $9 in registration and legal fees for the U.S. Provisional Patent Application No. 61529016 (the “Patent Application”) (related to the inductive charging parking bumper) to date. Effective March 11, 2016, the patent license agreement, solely with respect to the Patent Application and the parties’ rights and obligations thereto, was terminated. The Executive Chairman of the Board agreed to be solely responsible for all future costs and fees associated with the prosecution of the patent application. In the event the Patent Application is successful, the Executive Chairman of the Board shall grant a credit to the Licensee in the amount of $9 to be applied against any outstanding amount(s) owed to him. If the Licensee does not have any outstanding payment obligations to the Executive Chairman of the Board at the time the Patent Application is approved, the Executive Chairman of the Board shall remit the $9 to the Licensee within twenty (20) days of the approval. The parties agreed to a mutual release of any claims associated with the patent license agreement. As of December 31, 2021, the Company has not paid nor incurred any royalty fees related to this patent license agreement.

LITIGATION, DISPUTES AND SETTLEMENTS

On March 26, 2020, James Christodoulou, the former President and Chief Operating Officer of the Company, filed a Complaint in the Miami-Dade County Court, State of Florida, James Christodoulou vs. Blink Charging Co. et al. The Complaint asserts claims against the Company, as well as Michael Farkas, Aviv Hillo and Yechiel Baron. Mr. Farkas is Chairman of the Board and Chief Executive Officer. Messrs. Hillo and Baron are the Company’s General Counsel and Assistant General Counsel, respectively. The Complaint asserted claims for breach of contract in connection with Mr. Christodoulou’s termination by the Company in March 2020, as well as claims under Florida state law for alleged retaliatory termination and slander. Among other things, Mr. Christodoulou asserted that the Company terminated his employment without cause and in retaliation for his alleged plan to disclose that Company executives had engaged in alleged “questionable business practices.” As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2020, the litigation between the Company and its former President pending in Miami-Dade County Court, State of Florida, James Christodoulou vs. Blink Charging Co. et al., has been settled for an aggregate sum of $400, of which $125 related to compensation related matters. As a result, the Company has recorded a loss on settlement of $400 within operating expenses on its consolidated statement of operations during the year ended December 31, 2020.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

16.   COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION, DISPUTES AND SETTLEMENTS – CONTINUED

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit and on December 21, 2020 the court appointed Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs. The Co-Lead Plaintiffs filed an Amended Complaint on February 19, 2021. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020. On April 20, 2021, Blink and the other defendants filed a motion to dismiss the Amended Complaint, which has now been fully briefed and is ready for review. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2021 as it determined that any such loss contingency was either not probable or estimable.

On September 15, 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserts that the Director defendants caused Blink to make the statements that are at issue in the securities class action and, as a result, the Company will incur costs defending against the consolidated Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserts claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he seeks damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. The parties agreed to temporarily stay the Klein Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. The Company has not recorded an accrual related to this matter as of December 31, 2021 as it determined that any such loss contingency was either not probable or estimable.

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

On December 23, 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants sued in the Klein Lawsuit and asserting similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). On February 17, 2021, the parties agreed to consolidate the Klein and Bhatia actions, which the court consolidated under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The parties also agreed to keep in place the temporary stay. The court subsequently vacated the consolidation order and explained the parties should first file a motion to transfer, which the parties have done. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2021 as it determined that any such loss contingency was either not probable or estimable.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

16.   COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION, DISPUTES AND SETTLEMENTS – CONTINUED

On February 12, 2021, another shareholder derivative lawsuit, captioned Wolery (derivatively on behalf of Blink Charging Co.) v. Buffalino et al., Case No. A-21-829395-C, was filed in the Eighth Judicial District Court in Clark County, Nevada seeking to pursue claims belonging to the Company against Blink’s Board of Directors (the “Wolery Lawsuit”). Blink is named as a nominal defendant. The Wolery complaint alleges that the amount of restricted stock awarded to Blink’s outside directors in December 2020 exceeded the amounts permitted by Blink’s incentive compensation plan. The complaint asks the court to rescind the excess restricted stock awards, as well as other relief. On September 15, 2021, the parties entered into a term sheet in which they agreed to settle the claims subject to the court’s approval. On January 25, 2022 the court preliminarily approved the settlement and subsequently scheduled a final hearing for April 12, 2022. If the court gives final approval to the settlement, the Company has agreed to make certain changes to its compensation practices for its directors and officers, including, among other things, eliminating the practice of making cash payments to directors to cover expected income taxes on stock grants and placing a $200 annual limit for two years on the combined stock and cash Awards to outside directors. The defendants do not admit any liability or wrongdoing in the settlement and will not make any cash payment as part of the settlement, but the Company will be responsible for paying the costs to give notice of the settlement to the Company’s shareholders and to pay $190 in attorney’s fees to the plaintiff’s counsel which was accrued for as of December 31, 2021.

On February 7, 2022, another shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in the Eighth Judicial District Court in Clark County, Nevada, seeking to pursue claims belonging to the Company against six of Blink’s directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The complaint filed in the McCauley Lawsuit asserts similar allegations to the Klein Lawsuit relating to the statements at issue in the securities class action and asserts claims for breach of fiduciary duty and unjust enrichment. The McCauley Lawsuit seeks both injunctive and monetary relief from the individual defendants, as well as an award of attorneys’ fees and costs. The Company has not recorded an accrual related to this matter as of December 31, 2021 as it determined that any such loss contingency was either not probable or estimable.

On November 12, 2021, the Company’s Board of Directors approved a Confidential Settlement and Release Agreement with Aviv Hillo, the Company’s General Counsel. In consideration for Mr. Hillo releasing any and all claims of harassment involving a former executive, the Company issued Mr. Hillo 60,000 shares of its common stock with an issuance date fair value of $2,680 in full settlement of the matter.

WARRANTY

The Company estimates an approximate cost of $73 to repair deployed chargers, which the Company owns as of December 31, 2021.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

(in thousands except for share and per share amounts)

16.   COMMITMENTS AND CONTINGENCIES – CONTINUED

EMPLOYMENT AGREEMENTS

MICHAEL D. FARKAS EMPLOYMENT AGREEMENT

On May 28, 2021, the Company entered into a new employment agreement (the “Employment Agreement”) with the Company’s Executive Chairman and Chief Executive Officer (the “CEO”). The term of the Employment Agreement is January 1, 2021 through December 31, 2023 (the “Term”).

Under the Employment Agreement, the CEO will receive a base salary of $800 for 2021 and $850 and $900 for 2022 and 2023, respectively. The CEO will be eligible to receive an annual performance bonus (payable in cash and securities), with a target bonus of 100% of the base salary, with the CEO eligible to receive up to 200% of the base salary based on the achievement of key performance indicators established by the Board of Directors and the CEO (“KPIs”). The CEO will receive equity awards (one-half in restricted stock and one-half in stock options) with a target aggregate value of $1,000, the CEO is eligible to receive up to 200% of the target aggregate value based on the achievement of KPIs during each year of the Term. The CEO also received a special four-year performance option to purchase 475,285 shares of common stock at an exercise price of $37.40 per share, which will vest if the Company’s stock price on the NASDAQ exchange reaches and remains on average for a period of 20 consecutive market days at a closing price of $90 per share during the four-year term of the option. The performance option had a grant date fair value of approximately $13,500, which was estimated using a third-party specialist who utilized a Monte Carlo simulation model. The assumptions used in the Monte Carlo simulation model were as follows: the closing stock price on the valuation date of $34.00, exercise price of $37.40, the contractual term of four years, expected volatility of the Company’s stock of 143.98%, and the risk free rate of interest of 0.54%. The Company is recognizing the fair value over the derived service period of the award, which was determined to be 0.64 years

Additionally, the CEO received one-time awards and payments in satisfaction of his 2020 bonuses, equity awards, and a salary catch-up since the expiration of his prior agreement in September 2020. The Employment Agreement provides that, if the CEO is terminated without cause, resigns for good reason, dies or becomes disabled during the Term, he will receive his base salary for the remainder of the Term and payment of 2.6 times his target performance bonus/equity awards and base salary. In the event of a termination without cause or resignation for good reason within nine months prior to or 18 months following a change in control, the multiple in the previous sentence will be 3.5 times.

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

The Employment Agreement provides that a commission sales agreement entered into on November 17, 2009 between an entity controlled by the CEO and a predecessor to the Company will remain suspended and no payments will be due thereunder for as long as the CEO is a full-time employee of the Company and is paid a monthly salary of at least $30. Finally, the Company and the CEO agreed to resolve a dispute over the CEO’s transfer of 260,000 shares of the Company’s common stock to a prior institutional investor through a settlement agreement and payment of $1,000 from the Company to the CEO. The payment of $1,000 was recognized as a part of other operating expenses in the statements of operations during the year ended December 31, 2021.

MATERIAL AGREEMENT

In October 2021, the Company negotiated and executed an amendment and extension to its agreement with a contract manufacturer of the Company. The amendment extends the term of the agreement for an additional five (5) years. Accordingly, the Company could potentially incur additional costs related to units ordered that were subsequently canceled or otherwise not fulfilled.

