Form 10-K/A
period 2021-12-31
Blink Charging Co.
filed 2022-04-29
CIK 1429764

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, an accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by the check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (36,304,487 shares) computed by reference to the price at which the common equity was last sold ($41.47) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021): $1,494,655,730.

As of April 28, 2022, the registrant had 42,588,328 outstanding shares of common stock.

Documents Incorporated by Reference: None.

Audit Firm ID	Auditor Name	Auditor Location
688	Marcum LLP	New York, NY

EXPLANATORY NOTE

Blink Charging Co. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2021 (Commission File No. 001-38392) (the “2021 Annual Report”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2022 (the “Original 10-K”). This Amendment No. 1 on Form 10-K is being filed for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original 10-K. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of the Original 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

This Amendment does not reflect events occurring after the filing of the Original 10-K (i.e., those events occurring after March 16, 2022) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2021 Annual Report and the Company’s other filings with the SEC.

2

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following information describes the biographical information, offices held, other business directorships, additional director experience, qualifications, attributes and skills and the class and term of each of our directors, as of April 29, 2022. There are no arrangements or understandings between a director and any other person pursuant to which such director was or is to be selected as a director or nominee.

Director	Age	Director Since	Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee	Environmental, Social and Governance Committee
Michael D. Farkas	50	2010

Brendan S. Jones	58	2021

Louis R. Buffalino	66	2019		X	X (Chair)	X

Jack Levine	71	2019	X (Chair)	X	X

Kenneth R. Marks	76	2020	X			X

Ritsaart J.M. van Montfrans	50	2019	X	X (Chair)

Carmen M. Perez-Carlton	61	2021	X			X (Chair)

Michael D. Farkas

Michael D. Farkas has served as our Chief Executive Officer from 2010 to July 2015 and from October 2018 to date. Mr. Farkas has served as a member of the Company’s board of directors (the “Board”) since 2010 and has been the Chairman of the Board since January 2015. Mr. Farkas is the founder and manager of FGI, a privately-held investment firm. Mr. Farkas is the founder, a director and the Chief Executive Officer of Balance Labs, Inc., a consulting firm that provides business development and consulting services to startup development stage businesses. Mr. Farkas also currently holds the position of Chairman and Chief Executive Officer of the Atlas Group, in which its subsidiary, Atlas Capital Services, was a broker-dealer that had raised capital for a number of public and private clients until it withdrew its FINRA registration in 2007. Over the last 20 years, Mr. Farkas has established a successful track record as a principal investor across a variety of industries, including telecommunications, technology, aerospace and defense, agriculture, and automotive retail. Mr. Farkas attended Brooklyn College where he studied Finance.

As the Chairman and Chief Executive Officer and one of our largest stockholders, Mr. Farkas leads the Board and guides our company. Mr. Farkas brings extensive industry knowledge of the Company and a deep background in emerging growth companies and capital market activities. His service as Chairman and Chief Executive Officer creates a critical link between management and the Board.

Brendan S. Jones

Brendan S. Jones has served as our Chief Operating Officer since April 20, 2020. On February 25, 2021, Mr. Jones was appointed by our Board to be the President and was elected to become a member of our Board of Directors. Mr. Jones has more than 25 years of day-to-day operational experience in the electric vehicle (EV) charging, automotive and alternative energy industries and in-depth knowledge in the areas of EV charging sales, technology and infrastructure development. Prior to joining Blink, he served as the Chief Operating Officer of Electrify America, LLC, the United States-based EV subsidiary of Volkswagen Group AG, from September 2016 to March 2020. Mr. Jones was Electrify America’s first employee and is credited with building Electrify America from its original startup concept into one of the largest ultrafast EV charging companies in the world, establishing strategy, design implementation and management teams at Electrify America, negotiating numerous contracts for charging services with leading carmakers, retail property owners and EV infrastructure companies, and managing the installation and servicing of thousands of charging stations.

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

Louis R. Buffalino

Louis R. Buffalino became a member of our Board in December 2019. He has been a senior real estate executive for more than 35 years. He is currently a Senior Vice President of Cushman & Wakefield, a global real estate services firm, since 2012. At Cushman & Wakefield, Mr. Buffalino is responsible for institutional property investment sales, site selection, lease negotiations and corporate consulting. In addition, since June 2020, he has served as the Chief Operating Officer and a director of CleanTech Acquisition Corp., a publicly traded special purpose acquisition company. Mr. Buffalino has previously worked at other commercial real estate services and investment firms including serving as a Senior Vice President at Jones Lang LaSalle from 2009 to 2012, a First Vice President at CB Richard Ellis from 2002 to 2009, and a First Vice President at Donaldson, Lufkin & Jenrette/Credit Suisse in its corporate real estate group from 2000 to 2002. Mr. Buffalino received a B.A. degree from Providence College.

Mr. Buffalino has extensive experience and contacts working with large property owners, managers and developers, making his input invaluable to the Board’s discussions of EV charging station deployment decisions, and our ongoing sales, marketing and growth strategies.

Jack Levine

Jack Levine became a member of our Board in December 2019 where he serves as the Chair of the Audit Committee. He has been the President of Jack Levine, PA, a certified public accounting firm, since 1984. For more than 35 years, he has been advising corporations on financial and accounting matters and serving as an independent director on numerous boards, frequently as head of their audit committees. Since June 2021, Mr. Levine has served as a director, chairman of the audit committee and as a qualified SEC financial expert of Strawberry Fields REIT, Inc., a public company specializing in the acquisition, ownership and triple net leasing of skilled nursing facilities and other post-acute healthcare properties, and EZFill Holdings Inc., a publicly traded app-based mobile-fueling company. In addition, Mr. Levine is currently a director and chairman of the audit committee of SignPath Pharma, Inc., a development-stage biotechnology company, since 2010.

Mr. Levine’s previous board memberships included Provista Diagnostics, Inc., a cancer detection and diagnostics company focused on women’s cancer, from 2011 to 2018 (also serving as chairman of its audit committee); Biscayne Pharmaceuticals, Inc., a biopharmaceutical company discovering and developing novel therapies based on growth hormone-releasing hormone analogs; Grant Life Sciences, a research and development company focused on early detection of cervical cancer, from 2004 to 2008 (also serving as chairman of its audit committee); and Pharmanet, Inc., a global drug development services company providing a comprehensive range of services to pharmaceutical, biotechnology, generic drug and medical device companies, from 1999 to 2007 (also serving as chairman of its audit and other committees). Mr. Levine also served as a director and audit committee chair of Beach Bank, a community bank, from 2000 to 2006, Prairie Fund, a mutual fund, from 2000 to 2006, and Bankers Savings Bank, a community bank, from 1996 to 1998, and was a member of the audit committee of Miami Dade County School Board, the nation’s third largest school system, from 2004 to 2006. Mr. Levine is a certified public accountant licensed by the States of Florida and New York. He also is a member of the National Association of Corporate Directors, Association of Audit Committee Members and American Institute of Certified Public Accountants. Mr. Levine received a B.A. degree from Hunter College of the City University of New York and an M.A. from New York University.

Mr. Levine demonstrates extensive knowledge of complex financial, accounting, tax and operational issues highly relevant to our growing business. Through his decades of service as a board member, he also brings significant working experience in corporate controls and governance.

Kenneth R. Marks

Kenneth R. Marks became a member of our Board in March 2020. He is currently the President of KRM Energy Advisors LLC, which focuses on providing strategic and financing advice in the clean energy sector. Mr. Marks was previously Managing Director and Head of Power, Utilities and Renewables for the Americas for HSBC from 2011 to 2016, in which he was responsible for leading the bank’s investment banking and commercial banking services for clients in the sector in North and South America, including the provision of strategic advice, financing and other bank products. Prior to HSBC, he worked for Morgan Stanley as an investment banker for 33 years in increasingly senior roles, including as Managing Director in the Global Power and Utility Group. In this role, Mr. Marks provided the full range of Morgan Stanley’s banking products to clients in the sector, including strategic advice, debt and equity financing, and derivatives/hedging. Mr. Marks’ experience at Morgan Stanley also included participation in specialized groups at the investment bank focusing on mergers and acquisitions, financial restructuring, project financing, valuations and corporate finance. Throughout his tenure at Morgan Stanley, Mr. Marks was based in the United States, except for three years when he was based in Hong Kong as Head of M&A and Project Finance for the region.

Mr. Marks is a member of the Board of Directors of the Coalition for Green Capital, a non-profit entity whose mission is to halt climate change by accelerating investment in clean energy technologies through the creation and implementation of Green Bank finance institutions, and he serves as Chairman of its Audit Committee. Mr. Marks received a B.S. degree in electrical engineering from Bucknell University, an M.B.A. in industrial management from the Wharton School of the University of Pennsylvania, and a Ph.D. in finance from New York University. For a number of years, Mr. Marks served on the faculty at NYU teaching courses in its M.B.A. program and has published articles in numerous journals including Public Utilities Fortnightly, Energy Biz and Harvard Business Review.

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

Ritsaart J.M. van Montfrans

Ritsaart J.M. van Montfrans became a member of our Board in December 2019. He is an experienced entrepreneur in Europe. He is currently the Chief Executive Officer of Incision Group, a medtech scale-up in team performance and education, since January 2017, and co-founded and led ScaleUpNation, a growth accelerator for ventures with large scale-up potential, from February 2016 to January 2017, each in Amsterdam, the Netherlands.

In February 2009, Mr. van Montfrans founded NewMotion, which grew to become the leading service provider for electric vehicles in Europe, with the largest network of charging stations. Mr. van Montfrans served as Chief Executive Officer and International Business Development Director of NewMotion until February 2016, shortly before the company was purchased by Royal Dutch Shell. Prior to NewMotion, Mr. van Montfrans was a partner of H2 Equity Partners, an investment firm in Amsterdam, from September 2002 to February 2009, an engagement manager at McKinsey & Co. in Amsterdam from May 1999 to September 2002, and an associate in the mergers and acquisitions group of J.P. Morgan in London. Mr. van Montfrans received a Master of Business Administration degree from the University of Groningen in the Netherlands.

Mr. van Montfrans’ day-to-day operational leadership of NewMotion and in-depth knowledge of the EV charging market and broad range of companies in the industry (with a focus on Western Europe) make him well qualified to be a member of the Board.

Carmen M. Perez-Carlton

Carmen M. Perez-Carlton became a member of our Board in July 2021. She has been a member of the Board of Directors of Uniti Group Inc., a publicly-traded real estate investment trust (REIT) focused on the acquisition, construction and operation of mission-critical communications infrastructure, since October 2019. She also serves as the chair and a financial expert of Uniti’s Audit Committee and as a member of Uniti’s Governance Committee. Ms. Perez-Carlton most recently served as an independent advisor for Crown Castle, Inc., a publicly-traded fiber infrastructure REIT, providing input and strategic guidance on matters related to mergers and acquisitions, strategy and business development opportunities, from January 2017 to July 2019. Previously, she served as President of FPL FiberNet, LLC from 2007 until it was acquired by Crown Castle in January 2017. Ms. Perez-Carlton also served as Vice President, Sales and Marketing and Director, Finance & Accounting with FPL FiberNet, LLC from March 2004 to January 2007. Prior to FPL FiberNet, LLC, Ms. Perez-Carlton served as Assistant Controller and Director, Revenue and Recovery for Florida Power & Light Co. She started her career as an Audit Manager with Deloitte. Ms. Perez-Carlton holds a B.A. degree in Accounting from Florida International University and is a Certified Public Accountant (inactive status). Ms. Perez-Carlton has served on multiple non-profit organization’s boards and was recognized in 2013 by Capacity Media as one of the top ten women in the telecommunications industry.

Ms. Perez-Carlton’s operational, management, financial and accounting expertise gained through her long tenure as a senior executive in the telecommunications industry makes her well qualified to be a member of the Board. As a result of this expertise and experience, especially as president of FPL FiberNet, LLC until its sale in January 2017, Ms. Perez-Carlton is uniquely qualified to advise on our growth strategies and M&A activities.

There are no family relationships among any of our directors and executive officers.

Executive Officers

The following information sets forth certain information regarding our named executive officers (“NEOs”) as of April 29, 2022:

Named Executive Officer	Age	Position
Michael D. Farkas	50	Chairman of the Board of Directors and Chief Executive Officer
Brendan S. Jones	58	President, Chief Operating Officer and Director
Michael P. Rama	56	Chief Financial Officer
Aviv Hillo	57	General Counsel
Harjinder Bhade	58	Chief Technology Officer

Michael D. Farkas

Mr. Farkas’ biography is set forth under the heading “Directors” above.

Brendan S. Jones

Mr. Jones’ biography is set forth under the heading “Directors” above.

Michael P. Rama

Mr. Rama has served as our Chief Financial Officer since February 10, 2020. Prior to joining us, Mr. Rama was an independent financial consultant (not associated with Blink) from July 2019 until he joined us on February 10, 2020. Mr. Rama served as the Vice President and Chief Financial Officer of NV5 Global, Inc., a Nasdaq Capital Markets-traded company that provides professional and technical engineering and consulting solutions for public and private sector clients in the infrastructure, energy, construction, real estate and environmental markets, from September 2011 to June 2019. At NV5 Global, Mr. Rama was responsible for all accounting, finance and treasury functions and the company’s SEC reporting. From October 1997 until August 2011, Mr. Rama held various accounting and finance roles with AV Homes, Inc. (formerly known as Avatar Holdings, Inc.), including as principal financial officer, chief accounting officer and controller. Mr. Rama has more than 20 years of experience with SEC compliance, establishment and maintenance of internal controls, and capital markets and acquisition transactions. Mr. Rama earned a Bachelor of Science degree in accounting from the University of Florida and is a Certified Public Accountant.

Aviv Hillo

Mr. Hillo has served as our General Counsel since June 2018. Prior to joining us, Mr. Hillo practiced law in New York and Israel as a partner in the law firm Schechter Hillo, which he founded in October 2004. Mr. Hillo has also been involved in starting and operating new businesses. He served as Chief Executive Officer of K-Lawyers.com, an internet legal platform, from February 2016 to June 2018, co-founder and general counsel of Ariel Photonics Assembly Ltd., a developer of lasers for defense applications, from September 2007 to September 2015, and in-house counsel at LSL Biotechnologies, Inc., a developer of seeds with long shelf-life qualities, from March 1998 to April 2006. Currently, Mr. Hillo serves on the board of Balance Labs, Inc., a consulting firm that provides business development and consulting services to startup development stage businesses, since February 2017. Mr. Hillo received his law degree from Tel Aviv University in Israel and a Master of Laws degree (Cum Laude) from Fordham University in New York, where he specialized in banking, corporate and finance law. Mr. Hillo is a member of the New York State Bar Association, the Israeli Bar Association and is certified to practice as in-house counsel in Florida. Mr. Hillo is a veteran of the Israeli Defense Forces where he retired as a ranked Major.

Harjinder Bhade

Mr. Bhade has served as our Chief Technology Officer since May 2021, where he is responsible for the maintenance of the Blink network and the development of our EV products. He was previously the Chief Technology Officer and Senior Vice President of Engineering at ENGIE North America Inc. (which acquired Green Charge Networks), a sustainable energy storage as a service company, from October 2014 to May 2021. Prior to that, Mr. Bhade was a founder and served as Vice President of Software Engineering at ChargePoint, a global EV charging infrastructure company, from November 2007 to September 2014, where he played a key role in that company’s product development. Mr. Bhade served on ChargePoint’s Advisory Board from September 2014 to May 2021. Mr. Bhade served as the Senior Director of Software Engineering of Carrier Ethernet Solutions at Lucent Technologies from May 2006 to April 2007, the Director of Software Engineering at Riverstone Networks (which was acquired by Lucent Technologies) from January 2003 to May 2006, and the Founder and Director of Software Engineering at Pipal Systems from November 2001 to January 2003. Mr. Bhade received a B.S. degree in computer science from California State University, Chico and an M.B.A. degree from the University of Phoenix.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms received by us, or representations from certain reporting persons that no year-end Forms 5 were required for those persons, we believe that, during the year ended December 31, 2021, all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except for a late Form 4 filing by Mr. Hillo, due to administrative delays.

Corporate Governance

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics in December 2013. Our Code of Business Conduct and Ethics applies to all our employees, officers and directors, including our principal executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is posted on our website at www.blinkcharging.com. We intend to disclose future amendments to certain provisions of our Code of Conduct and Business Ethics, or waivers of these provisions with respect to executive officers on our website or in our public filings with the SEC. There were no waivers of the Code of Business Conduct and Ethics in 2021. A copy of our Code of Business Conduct and Ethics will be provided without charge to any person submitting a written request to the attention of the Chief Executive Officer at our principal executive office.

Board Committees and Charters

The Board has had four standing committees - Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Environmental, Social and Governance (“ESG”) Committee. The Board maintains charters for each of these standing committees. To view the charters of our standing Board committees, please visit our website at https://ir.blinkcharging.com/governance-docs.

Audit Committee

Our Audit Committee is currently comprised of Jack Levine (chair), Kenneth R. Marks, Ritsaart J.M. van Montfrans and Carmen M. Perez-Carlton. Our Board has determined that each of the directors serving on the Audit Committee meets the requirements for financial literacy under applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and Nasdaq. In addition, our Board has determined that Mr. Levine meets the requirements of a financial expert as defined under the applicable rules and regulations of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Our Board has considered the independence and other characteristics of each existing member and each proposed member of our Audit Committee, and our Board believes that each member meets the independence and other requirements of Nasdaq and the SEC. Our Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

Our Audit Committee, among other things, is responsible for:

●	selecting and hiring the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	approving audit and non-audit services and fees;

●	reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews, and the reports and certifications regarding internal controls over financial reporting and disclosure controls;

●	preparing the Audit Committee report that the SEC requires to be included in our annual proxy statement;

●	reviewing reports and communications from the independent registered public accounting firm;

●	reviewing earnings press releases and earnings guidance;

●	reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedures;

●	reviewing our policies on risk assessment and risk management;

●	reviewing related party transactions;

●	establishing and overseeing procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters; and

●	reviewing and monitoring actual and potential conflicts of interest.

During 2021, the Audit Committee met 15 times.

Compensation Committee

Our Compensation Committee is, among other things, responsible for:

●	reviewing, approving and determining, or making recommendations to our Board regarding, the compensation of our executive officers, including our Chief Executive Officer and other executive officers;

●	administering our incentive compensation plans and programs;

●	reviewing and discussing with our management our SEC disclosures; and

●	overseeing our submissions to stockholders on executive compensation matters.

Our Compensation Committee is currently comprised of Ritsaart J.M. van Montfrans (chair), Louis R. Buffalino and Jack Levine. Our Board has considered the independence and other characteristics of each current and anticipated member of our Compensation Committee. Our Board believes that each member of our Compensation Committee meets the requirements for independence under the current requirements of Nasdaq, is a nonemployee director as defined by Rule 16b-3 promulgated under the Exchange Act, and is an outside director as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986 (the “Code”).

Our Compensation Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq.

During 2021, the Compensation Committee met eight times.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is currently comprised of Louis R. Buffalino (chair) and Jack Levine. Our Nominating and Corporate Governance Committee operates under a written charter. Under our policy, the independent directors of our Board nominate our directors. We also consider any nominations of directors candidates validly made by our stockholders. When evaluating director nominees, our directors consider the following factors:

●	the current size and composition of the Board and the needs of the Board and the respective committees of the Board;

●	such factors as character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest, other commitments and the like;

●	business experience, diversity and personal skills in technology, finance and financial reporting, marketing and international business; and

●	other factors that the directors may consider appropriate.

Our goal is to assemble a Board that brings together a variety of skills derived from high quality business and professional experience.

During 2021, the Nominating and Corporate Governance Committee met two times separately and in conjunction with several meetings of the Board of Directors due to the small size of the Board and the committee’s limited activities.

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

Each of our directors is a member of the National Association of Corporate Directors, an independent non-profit membership organization of corporate board members that provides governance guidelines to assist directors in discharging their responsibilities and ensuring their commitment to the highest standards of corporate conduct, and the Association of Audit Committee Members Inc., a non-profit association of audit committee members dedicated to strengthening the audit committee by developing national best practices for corporate governance, corporate compliance and internal whistleblower policies.

Environmental, Social and Governance Committee

In April 2021, our Board of Directors established an Environmental, Social and Governance Committee, which began as a separate standing committee of the Board in July 2021. The principal responsibilities and duties of this committee will be to (i) recommend to the Board the Company’s overall general strategy concerning environmental, health and safety, corporate social responsibility, sustainability, philanthropy, diversity, equity and inclusion, community issues, political contributions and lobbying and other public policy matters relevant to the Company, (ii) oversee the Company’s policies, practices and performance and manage the reporting standards with respect to ESG matters, and (iii) report to the Board current and emerging topics relating to ESG matters that may affect the business, operations, performance or public image of the Company or are pertinent to us and our stakeholders in support of our evolving global business. Additional information regarding the functions to be performed by the ESG Committee is set forth in the ESG Committee Charter.

The ESG Committee is currently comprised of Carmen M. Perez-Carlton (chair), Kenneth R. Marks and Louis R. Buffalino. The committee may include one management director.

During 2021, the ESG Committee met one time.

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

As described above, five of our Board nominees are independent. In addition, all of the directors on each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent directors and each of these committees is led by a committee chair. The committee chairs set the agendas for their committees and report to the full Board on their work. As required by Nasdaq, our independent directors meet in executive sessions without management present as frequently as they deem appropriate, typically at the time of each regular in-person Board meeting. All of our independent directors are highly accomplished and experienced business people in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with Board processes. Our independent directors bring experience, oversight and expertise from outside our company and industry, while our Chairman and Chief Executive Officer and our President and Chief Operating Officer bring company-specific experience and expertise.

Clawback Policy

The Board has the discretion to clawback any annual incentive or other performance-based compensation awards from executive officers and employees. This clawback applies when certain specified events occur. If the Board determines that compensation related to our financial performance would have been lower if it had been based on the restated financial performance results, the Board will, to the extent permitted by applicable law, seek recoupment from that executive officer or employee of any portion of such compensation as it deems appropriate after a review of all relevant facts and circumstances.

Director and Officer Derivative Trading Policy

Under our insider trading policy, our executive officers, directors and employees may not engage in derivative trading involving our Company’s securities.

Board Meetings

The Board held 10 meetings in 2021 and all of the directors attended at least 75% of the total number of meetings of the Board and committees on which they served. In addition, the Board of Directors took action 17 times during 2021 by unanimous written consent in lieu of a meeting, as permitted by applicable law. We, and the Board, expect all current directors to attend our annual meetings of stockholders barring unforeseen circumstances or irresolvable conflicts. All of the Board members attended last year’s annual meeting. We do not have a written policy on Board attendance at annual meetings of stockholders; however, we do schedule a Board meeting immediately after the annual meeting for which members attending receive compensation.

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

Our Board oversees an enterprise-wide approach to risk management, which is designed to support the achievement of the Company’s objectives, including the strategic objective to improve long-term financial and operational performance and enhance stockholder value. Our Board believes that a fundamental part of risk management is understanding the risks that we face, monitoring these risks and adopting appropriate control and mitigation of these risks.

The Board discusses risks with our senior management on a regular basis, including as a part of its strategic planning process, annual budget review and approval, and thorough reviews of compliance issues in the appropriate committees of our Board. While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board are structured to oversee specific risks, as follows:

Committee	Primary Risk Oversight Responsibility
Audit Committee	Oversees financial risk, including capital risk, financial compliance risk, internal controls over financial reporting and reporting of violations involving financial risk, internal controls and other non-compliance with our Code of Conduct.

Compensation Committee	Oversees our compensation policies and practices to ensure compensation appropriately incentivizes and retains management and determines whether such policies and practices balance risk-taking and reward in an appropriate manner.

Nominating and Corporate Governance Committee	Oversees the assessment of each Board member’s independence to avoid conflict, determine the effectiveness of the Board and committees, and maintain good governance practices through our Corporate Governance Guidelines and Code of Conduct.

Environmental, Social and Governance Committee	Oversees our policies and practices, and reviews our reporting standards, with respect to complying with evolving ESG matters and disclosures.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

The following Report of the Compensation Committee entitled “Compensation Discussion and Analysis” does not constitute soliciting material and the Report should not be deemed filed or incorporated by reference into any other previous or future filings by the Company under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent the Company specifically incorporates the Report by reference therein.

The Compensation Committee of the Board approves and oversees the administration of the Company’s executive compensation program and senior leadership development and continuity programs. The Compensation Committee’s primary objective is to establish a competitive executive compensation program that clearly links executive compensation to business performance and stockholder return. The Compensation Committee considers appropriate risk factors in structuring compensation to discourage unnecessary or excessive risk-taking behaviors and encourage long-term value creation.

Recommendation Regarding Compensation Discussion and Analysis

In performing its oversight function during 2021 with regard to the Compensation Discussion and Analysis prepared by management, the Compensation Committee relied on statements and information prepared by the Company’s management. The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K/A with management. Based on this review and discussion, the Compensation Committee recommended to the Company’s Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2021, as amended.

This report is furnished by the members of the Compensation Committee.

Ritsaart J.M. van Montfrans, Chairman
Louis R. Buffalino
Jack Levine

Compensation Discussion and Analysis

Compensation Philosophy

The primary goals of our Board with respect to executive compensation are to attract and retain talented and dedicated executives, to tie annual and long-term cash and stock incentives to the achievement of specified performance objectives, and to create incentives resulting in increased stockholder value. To achieve these goals, our Compensation Committee recommends to our Board executive compensation packages, generally comprising a mix of salary, discretionary bonus and equity awards. Although we have not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, we have implemented and maintain compensation plans that tie a substantial portion of our executives’ overall compensation to the achievement of corporate goals.

Role of Compensation Consultant

The Compensation Committee has the power to engage independent advisors to assist it in carrying out its responsibilities. In 2020 and through the first half of 2021, the Compensation Committee engaged Mercer LLC (“Mercer”), a global compensation consulting firm, as its compensation consultant to review and advise on our compensation practices. The Compensation Committee assessed the independence of Mercer pursuant to SEC rules and concluded that the work of Mercer had not raised any conflict of interest. During this period, Mercer undertook the following projects for the Compensation Committee:

●	Provided competitive data at various percentile levels for our company’s top four executive officers based on broad survey data using Mercer’s executive remuneration survey and the Willis Towers Watson general industrial executive compensation survey;

●	Evaluated the compensation arrangements for the members of our company’s Board against similar broad survey data; and

●	In 2021, updated the study of compensation arrangements for our company’s Chief Executive Officer.

In 2020 - 2021, the Compensation Committee reviewed widely-used survey data to benchmark our company’s compensation arrangements. The Compensation Committee used broad survey data, in part, because there was a lack of direct data on publicly traded electric vehicle charging station companies as a peer group. Additionally, the Compensation Committee chose this approach as the large size of the survey reduced the dependence of the results on any one industry that could otherwise skew the survey results in any particular year.

Using this approach, Mercer compared positions of similar scope and complexity with the data contained in the surveys. Mercer then provided a salary range for each executive level at the 25th, 50th and 75th percentile (and the 90th percentile in the case of the 2021 update) of the surveys. The Compensation Committee typically sets target compensation levels for executives in the 50th to 75th percentile range (except Mr. Farkas whose compensation was at a higher percentile level for reasons mentioned below) as it believes the use of this range (i) helps ensure our compensation program provides sufficient compensation to attract and retain talented executives and (ii) maintains internal pay equity, without overcompensating our employees. Each executive’s target compensation level for this purpose is based on the sum of his base salary, annual cash bonus and annual equity award but excludes one-time equity/option awards.

Our 2021 employment agreement with Michael D. Farkas was entered into following this guidance. Under that agreement, he received a base salary of $800,000 for 2021 and will receive $850,000 and $900,000 for 2022 and 2023, respectively. Mr. Farkas is eligible to receive an annual performance bonus (payable in cash and securities), with a target bonus of 100% of his base salary, with Mr. Farkas eligible to receive up to 200% of his base salary based on the achievement of key performance indicators established by the Board of Directors and Mr. Farkas. Mr. Farkas is also eligible to receive equity awards (one-half in restricted stock and one-half in stock options) with a target aggregate value of $1,000,000, with the actual amount determined by the achievement of the key performance indicators during each year of the employment term. Mr. Farkas also received a special performance option exercisable into 475,285 shares, which will vest if our stock price on the NASDAQ exchange reaches and remains on average for a period of 20 consecutive market days at a closing price of $90 per share during the four-year term of the option. Additionally, Mr. Farkas received one-time awards and payments in satisfaction of his 2020 bonuses, equity awards, and a salary catch-up since the expiration of his prior agreement in June 2020.

This employment agreement was recommended by the Compensation Committee and approved by the Board of Directors in May 2021. The Compensation Committee and Board found that the special performance option vesting condition in the agreement was properly tied to and aligned with the interests of our stockholders, and that Mr. Farkas’ past service, recent accomplishments and future expected contributions to our company merited the terms set forth in the agreement.

In October 2021, as our company grew and added depth to our group of senior management, the Compensation Committee engaged Korn Ferry, an internationally-recognized compensation consulting firm, as its compensation consultant to review and advise us on our compensation practices. The Compensation Committee assessed the independence of Korn Ferry pursuant to SEC rules and concluded that the work of Korn Ferry has not raised any conflict of interest.

In 2021, Korn Ferry augmented our survey-based compensation approach by suppling the Compensation Committee with actual peer group data in order to evaluate the compensation arrangements for our named executive officers (other than the Chief Executive Officer) and directors. With respect to Korn Ferry’s assessment, the comparable group of companies consisted of the following companies, determined to: (i) focus on the same industry or adjacent industry as us, (ii) generally have similar revenues as us, (iii) generally have similar market capitalization as us, (iv) generally have similar operating income as us, and (v) generally have the same number of employees as us:

Allego N.V., Beam Global, ChargePoint Holdings, EVgo, Inc., Nuvve Holding Corp., Tritium DCFC Limited, Volta Inc. and Wallbox N.V.

It is expected that Korn Ferry’s assessment using both survey data and peer group analyses will be considered in setting 2022 compensation and in renewing the terms of employment agreements with several of our executive officers.

Elements of Compensation

We evaluate individual executive performance with a goal of setting compensation at levels our Board or any applicable committee believes are comparable with executives in other companies of similar size and stage of development while taking into account our relative performance and our own strategic goals. The compensation received by our named executive officers consists of the following elements:

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within our industry.

The Compensation Committee considers compensation data from the peer companies to the extent the executive positions at these companies are considered comparable to our positions and informative of the competitive environment. Compensation data for our peer group were collected from available proxy-disclosed data. This information was gathered and analyzed for the 25th, 50th and 75th percentiles (or alternatively using low, medium and high categories) for annual base salary, short-term incentive pay elements and long-term incentive pay elements.

Variable Pay

We design our variable pay programs to be both affordable and competitive in relation to the market. We monitor the market and adjust our variable pay programs as needed. Our variable pay programs, such as our bonus program, are designed to motivate employees to achieve overall goals. Our programs are designed to avoid entitlements, to align actual payouts with the actual results achieved, and to be easy to understand and administer.

Equity-Based Incentives

Salaries and bonuses are intended to compensate our executive officers for short-term performance. We also have adopted an equity incentive program intended to reward longer-term performance and to help align the interests of our named executive officers with those of our stockholders. We believe that long-term performance is achieved through an ownership culture that rewards performance by our named executive officers through the use of equity incentives. Our equity incentive plan has been established to provide our employees, including our named executive officers, with incentives to help align those employees’ interests with the interests of our stockholders.

When making equity-award decisions, the Compensation Committee considers market data, the grant size, the forms of long-term equity compensation available to it under our existing plans and the status of previously granted awards. The amount of equity incentive compensation granted reflects the executives’ expected contributions to our future success. Existing ownership levels are not a factor in award determination, as the Compensation Committee does not want to discourage executives from holding significant amounts of our stock.

Future equity awards that we make to our named executive officers will be driven by our sustained performance over time, our named executive officers’ ability to impact our results that drive stockholder value, their level of responsibility, their potential to fill roles of increasing responsibility, and competitive equity award levels for similar positions in comparable companies. Equity forms a key part of the overall compensation for each executive officer and is evaluated each year as part of the annual performance review process and incentive payout calculation.

The amounts awarded to the named executive officers are based on the Compensation Committee’s subjective determination of what is appropriate to incentivize the executives. Generally, the grants to named executive officers vest over a three-year period with 33-1/3% vesting on each anniversary of the grant date. All equity awards to our employees, including named executive officers, and to directors have been granted and reflected in our financial statements, based upon the applicable accounting guidance, with the exercise price equal to the fair market value of one share of common stock on the grant date.

In order to encourage a long-term perspective and to encourage key employees to remain with us, our stock options typically have annual vesting over a three-year period and a term of five years. Generally, vesting ends upon termination of services and exercise rights of vested options cease three months after termination of services. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Benefits Programs

We design our benefits programs to be both affordable and competitive in relation to the market while conforming to local laws and practices. We monitor the market and local laws and practices and adjust our benefits programs as needed. We design our benefits programs to provide an element of core benefits and, to the extent possible, offer options for additional benefits, be tax-effective for employees in any foreign country and balance costs and cost-sharing between our employees and us.

Timing of Equity Awards

Only the Compensation Committee may approve restricted stock or stock option grants to our executive officers. Shares of restricted stock and stock options are generally granted at meetings of the Compensation Committee or pursuant to a unanimous written consent of the Compensation Committee. The exercise price of a newly granted option is the closing price of our common stock on the date of grant.

Executive Equity Ownership

We encourage our executives to hold a significant equity interest in our company. However, we do not have specific share retention and ownership guidelines for our executives.

Consideration of Advisory Votes to Approve the Compensation of our Named Executive Officers

We value the opinions of our stockholders, including as expressed through advisory votes to approve the compensation of our named executive officers (“Say-on-Pay Votes”). In our most recent Say-On-Pay Vote, conducted at our 2021 annual meeting of stockholders, held on September 2, 2021, our stockholders approved the compensation of our named executive officers on an advisory basis, with approximately 76% of the votes cast in favor of the fiscal 2020 compensation of our named executive officers. In setting fiscal 2022 compensation, we will consider the outcome of the Say-on-Pay Vote during our 2021 annual meeting of stockholders and will continue to consider the outcome of future Say-on-Pay Votes, as well as stockholder feedback received throughout the year, when making compensation decisions for our executive officers.

Effect of Accounting and Tax Treatment on Compensation Decisions

In the review and establishment of our compensation programs, we consider the anticipated accounting and tax implications for our executives and us.

Generally, Section 162(m) of the Code disallows public companies a tax deduction for federal income tax purposes of compensation in excess of $1 million paid to their chief executive officer and certain other specified officers in any taxable year. For tax years ending prior to December 31, 2017, compensation in excess of $1 million could only be deducted if it was “performance-based compensation” within the meaning of Section 162(m) of the Code or qualified for one of the other exemptions from the deduction limit. The exemption from Section 162(m) of the Code’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered officers (which now also includes our Chief Financial Officer) in excess of $1 million will generally not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017. We seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals and, therefore, while we are mindful of the benefit of the full deductibility of compensation, our Compensation Committee has not adopted a policy requiring that any or all compensation to be deductible. Our Compensation Committee may authorize compensation payments that are not fully tax deductible if we believe that such payments are appropriate to attract and retain executive talent or meet other business objectives.

Role of Executives in Executive Compensation Decisions

The Board and our Compensation Committee generally seek input from our Chief Executive Officer, Michael D. Farkas, and President and Chief Operating Officer, Brendan S. Jones, when discussing the performance of, and compensation levels for, executives other than themselves. The Compensation Committee also works with Michael P. Rama, our Chief Financial Officer, to evaluate the financial, accounting, tax and retention implications of our various compensation programs. Neither Mr. Farkas nor Mr. Jones, who are directors, participate in deliberations relating to their own compensation.

Compensation Risk Management

We have considered the risk associated with our compensation policies and practices for all employees, and we believe we have designed our compensation policies and practices in a manner that does not create incentives that could lead to excessive risk taking that would have a material adverse effect on us.

We structure our compensation to consist of base salary, variable pay, equity-based pay and benefits. The base portion of compensation is designed to provide a steady income regardless of our stock price performance so that executives do not feel pressured to focus exclusively on stock price performance to the detriment of other important business measures. Our variable pay and equity-based pay programs are designed to reward both short- and long-term corporate performance. For short-term performance, our variable pay programs are designed to motivate employees to achieve overall goals. For long-term performance, our stock option awards generally vest over four years and are only valuable if our stock price increases over time. We believe that these various elements of compensation are a sufficient percentage of overall compensation to motivate executives to produce superior short- and long-term corporate results, while the fixed element is also sufficiently high that the executives are not encouraged to take unnecessary or excessive risks in doing so.

Our bonus program has been structured around the attainment of overall corporate goals for the past several years and we have seen no evidence that it encourages unnecessary or excessive risk taking.

Stock Performance

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of the Company’s other public filings under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

The graph below matches our cumulative total stockholder return from fiscal 2016 through fiscal 2021. We compared our total stockholder return to the total returns of the S&P 500 index and the Russell 2000 index. The graph tracks the performance of a $100 investment in shares of our common stock and in each index (with the reinvestment of all dividends).

Company/Index	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021

Blink Charging	$100	$65	$25	$27	$622	$386
S&P 500	$100	$122	$116	$153	$181	$233
Russell 2000	$100	$115	$102	$128	$154	$176

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our principal executive officer who served as such during all of 2021 (Michael D. Farkas), our principal financial officer who served as such during all of 2021 (Michael P. Rama) and our three most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of 2021 (Brendan S. Jones, Aviv Hillo and Harjinder Bhade).

Summary Compensation Table

		Award Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(6) ($)	Option Awards(6) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael D. Farkas (1)	2021	$1,003,810	$1,281,000	$768,172	$14,431,369	$-	$-	$519,400	$18,003,751
Chairman and	2020	$479,999	$120,000	$60,000	$180,000	$-	$-	$103,758	$943,757
Chief Executive Officer	2019	$480,102	$-	$-	$-	$-	$-	$68,336	$548,438

Brendan S. Jones (2)	2021	$380,750	$109,192	$24,548	$3,629,530	$-	$-	$225,368	$4,369,388
President and	2020	$256,417	$55,000	$72,746	$-	$-	$-	$57,336	$441,499
Chief Operating Officer	2019	$-	$-	$-	$-	$-	$-	$-	$-

Michael P. Rama (3)	2021	$327,750	$36,000	$33,493	$100,480	$-	$-	$636,962	$1,134,685
Chief Financial	2020	$273,144	$100,000	$110,000	$298,911	$-	$-	$22,444	$804,499
Officer	2019	$-	$-	$-	$-	$-	$-	$-	$-

Aviv Hillo (4)	2021	$327,750	$86,000	$37,500	$112,500	$-	$-	$45,189	$608,939
General	2020	$268,959	$54,000	$27,000	$81,000	$-	$-	$43,626	$474,585
Counsel	2019	$219,102	$22,443	$-	$18,501	$-	$-	$39,704	$299,750

Harjinder Bhade (5)	2021	$251,800	$1,000	$-	$-	$-	$-	$17,649	$270,449
Chief Technology	2020	$-	$-	$-	$-	$-	$-	$-	$-
Officer	2019	$-	$-	$-	$-	$-	$-	$-	$-

(1)	Michael D. Farkas serves as our Chairman and Chief Executive Officer and was appointed to these positions in January 2015 and October 2018 (and previously from 2010 to July 2015), respectively. On May 28, 2021, Mr. Farkas entered into a new employment agreement which included increases in cash and equity compensation, as well as one-time awards and payments in satisfaction of his 2020 bonuses of $1,280,000 (included in Bonus), restricted stock grant of 19,504 shares of common stock (included in Stock Awards), grant of 23,862 in stock options (included in Option Awards), and a salary catch-up since the expiration of his prior agreement in June 2020 of $294,575 (included in Salary). Mr. Farkas also received a special four-year performance option to purchase 475,285 shares of common stock at an exercise price of $37.40 per share, which will vest if the Company’s stock price on the NASDAQ exchange reaches and remains on average for a period of 20 consecutive market days at a closing price of $90 per share during the four-year term of the option. The performance option had a grant date fair value of $13,531,369, which was estimated using a third-party provider who utilized a Monte Carlo simulation model (included in Option Awards). Included in All Other Compensation for Mr. Farkas are (i) company-paid health insurance benefits of $21,006, $23,883 and $23,877 in 2021, 2020 and 2019, respectively, (ii) company-paid car lease and insurance expenses of $0, $40,947 and $44,459 in 2021, 2020 and 2019, respectively, and (iii) tax gross-up of $498,394 and $38,928 relating to the vesting of stock awards in 2021 and 2020, respectively.

(2)	Mr. Jones has served as our President since February 2021 and Chief Operating Officer since April 2020. In connection with Mr. Jones’ appointment as President in February 2021, our Compensation Committee granted to Mr. Jones stock options to purchase 100,000 shares of our common stock at an exercise price of $38.39 per share, the closing price of our common stock on February 25, 2021. The stock options, which were granted under the terms of our 2018 Incentive Compensation Plan, are exercisable in three equal annual increments on the first, second and third anniversaries of the grant date. These stock options had a grant date fair value of $3,555,886 (included in Option Awards). Included in Bonus for Mr. Jones is a cash signing bonus of $55,000 in 2020 in accordance with his employment agreement. Included in All Other Compensation for Mr. Jones are (i) company-paid health insurance benefits of $35,297 and $14,183 in 2021 and 2020, respectively, (ii) tax gross-up of $190,071 relating to the vesting of stock awards in 2021 and (iii) reimbursement of relocation expenses pursuant to his employment agreement of $43,153 in 2020.

(3)	Mr. Rama has served as our Chief Financial Officer since February 2020. Included in Bonus for Mr. Rama is a cash signing bonus of $50,000 in 2020 in accordance with his employment agreement. Included in All Other Compensation for Mr. Rama are (i) company-paid health insurance benefits of $35,298 and $22,444 in 2021 and 2020, respectively and (ii) tax gross-up of $601,664 relating to the vesting of stock awards in 2021.

(4)	Mr. Hillo has served as our General Counsel since April 2018. Included in All Other Compensation for Mr. Hillo are (i) company-paid health insurance benefits of $21,006, $21,039 and $32,424 in 2021, 2020 and 2019, respectively and (ii) tax gross-up of $24,183, $22,587 and $7,280 relating to the vesting of stock awards in 2021, 2020 and 2019, respectively.

(5)	Mr. Harjinder has served as our Chief Technology Officer since May 2021. Included in All Other Compensation for Mr. Harjinder is company-paid health insurance benefits of $17,649 in 2021.

(6)	Represents stock and option awards granted in 2021, 2020 and 2019 pursuant to our 2018 Plan. The aggregate grant date fair value of such awards was calculated in accordance with FASB ASC Topic 718. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting. The assumptions used in calculating these amounts are discussed in Note 12 of the Notes to Consolidated Financial Statements included in the Original 10-K.

Grant of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards made by us during the year ended December 31, 2021, to each of the NEOs.

		Estimated Future Payouts Under Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Options Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Michael D. Farkas (1)	04/12/21	$-	$-	$-	-	-	-	-	23,928	$44.90	$900,000
	04/12/21	$-	$-	$-	-	-	-	7,349	-	$40.82	$300,000
	05/28/21	$-	$-	$-	-	-	-	-	475,285	$37.40	$13,531,369
Brendan S. Jones	02/25/21	$-	$-	$-	-	-	-	-	100,000	$38.39	$3,555,885
	04/12/21	$-	$-	$-	-	-	-	-	1,945	$40.82	$73,644
	04/12/21	$-	$-	$-	-	-	-	601	-	$40.82	$24,548
Michael P. Rama	04/12/21	$-	$-	$-	-	-	-	-	2,654	$40.82	$100,480
	04/12/21	$-	$-	$-	-	-	-	821	-	$40.82	$33,493
Aviv Hillo	04/12/21	$-	$-	$-	-	-	-	-	2,972	$40.82	$112,500
	04/12/21	$-	$-	$-	-	-	-	919	-	$40.82	$37,500
Harjinder Bhade	-	$-	$-	$-	-	-	-	-	-	-	-

(1)	On May 28, 2021, Mr. Farkas entered into a new employment agreement which included a special four-year performance option to purchase 475,285 shares of common stock at an exercise price of $37.40 per share, which will vest if the Company’s stock price on the NASDAQ exchange reaches and remains on average for a period of 20 consecutive market days at a closing price of $90 per share during the four-year term of the option.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2021 to the NEOs:

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)

Michael D. Farkas	12/13/2018	-	-	200	$2.53	12/13/23	-	$-	-	$-
Michael D. Farkas	12/31/2018	-	-	100	$2.17	12/13/23	-	$-	-	$-
Michael D. Farkas	12/31/2018	-	-	100	$2.50	12/13/23	-	$-	-	$-
Michael D. Farkas	12/31/2018	-	-	15,000	$5.25	12/13/23	-	$-	-	$-
Michael D. Farkas	12/31/2018	-	-	7,000	$30.00	12/13/23	-	$-	-	$-
Michael D. Farkas	12/31/2018	-	-	8,240	$37.50	12/13/23	-	$-	-	$-
Michael D. Farkas	12/31/2018	-	-	100	$6.00	12/13/23	-	$-	-	$-
Michael D. Farkas	12/31/2018	-	-	100	$3.52	12/13/23	-	$-	-	$-
Michael D. Farkas	12/13/2018	-	-	100	$2.63	12/13/23	-	$-	-	$-
Michael D. Farkas	04/16/2019	-	-	100	$3.30	04/16/24	-	$-	-	$-
Michael D. Farkas	05/14/2019	-	-	4,200	$3.06	05/14/24	-	$-	-	$-
Michael D. Farkas	06/06/2019	-	-	100	$2.55	06/06/24	-	$-	-	$-
Michael D. Farkas	08/21/2019	-	-	100	$2.99	08/21/24	-	$-	-	$-
Michael D. Farkas	10/21/2019	-	-	100	$2.61	10/21/24	-	$-	-	$-
Michael D. Farkas	12/17/2019	-	-	100	$2.33	12/17/24	-	$-	-	$-
Michael D. Farkas	03/09/2020	-	-	100	$2.51	03/09/25	-	$-	-	$-
Michael D. Farkas	04/29/2020	-	-	100	$1.89	04/29/25	-	$-	-	$-
Michael D. Farkas	06/17/2020	-	-	100	$2.66	06/17/25	-	$-	-	$-
Michael D. Farkas	12/04/2020	-	-	100	$25.59	12/04/25	-	$-	-	$-
Michael D. Farkas	12/07/2020	-	-	100	$26.41	12/07/25	-	$-	-	$-
Michael D. Farkas	12/11/2020	-	-	100	$31.13	12/11/25	-	$-	-	$-
Michael D. Farkas	05/28/2021	-	-	475,285	$37.40	05/28/25	-	$-	-	$-
Michael D. Farkas	02/10/2021	-	-	100	$59.22	02/10/26	-	$-	-	$-
Michael D. Farkas	02/12/2021	-	-	100	$56.27	02/12/26	-	$-	-	$-
Michael D. Farkas	02/23/2021	-	-	400	$42.67	02/23/26	-	$-	-	$-
Michael D. Farkas	03/29/2021	-	-	100	$38.45	03/29/26	-	$-	-	$-
Michael D. Farkas	03/31/2021	-	-	100	$45.21	03/31/26	-	$-	-	$-
Michael D. Farkas	04/20/2020	-	-	37,543	$2.01	04/20/26	-	$-	-	$-
Michael D. Farkas	04/12/2021	-	-	7,976	$44.90	04/11/27	-	$-	-	$-
Michael D. Farkas	04/20/2020	-	-	36,916	$2.01	04/20/27	-	$-	-	$-
Michael D. Farkas	04/12/2021	-	-	7,976	$44.90	04/11/28	-	$-	-	$-
Michael D. Farkas	04/20/2020	-	-	36,372	$2.01	04/20/28	-	$-	-	$-
Michael D. Farkas	04/12/2021	-	-	7,976	$44.90	04/11/29	-	$-	-	$-
Brendan S. Jones	02/25/2021	-	-	33,333	$38.39	02/25/27	-	$-	-	$-
Brendan S. Jones	04/12/2021	-	-	648	$40.82	04/11/27	-	$-	-	$-
Brendan S. Jones	02/25/2021	-	-	33,333	$38.39	02/25/28	-	$-	-	$-
Brendan S. Jones	04/12/2021	-	-	648	$40.82	04/11/28	-	$-	-	$-
Brendan S. Jones	02/25/2021	-	-	33,334	$38.39	02/25/29	-	$-	-	$-
Brendan S. Jones	04/12/2021	-	-	648	$40.82	04/11/29	-	$-	-	$-
Michael P. Rama	06/05/2020	-	-	50,000	$2.20	02/07/26	-	$-	-	$-
Michael P. Rama	06/05/2020	-	-	50,000	$2.20	02/07/27	-	$-	-	$-
Michael P. Rama	04/12/2021	-	-	885	$40.82	04/11/27	-	$-	-	$-
Michael P. Rama	06/05/2020	-	-	50,000	$2.20	02/07/28	-	$-	-	$-
Michael P. Rama	04/12/2021	-	-	885	$40.82	04/11/28	-	$-	-	$-
Michael P. Rama	04/12/2021	-	-	884	$40.82	04/11/29	-	$-	-	$-
Michael P. Rama(2)	06/05/2020	-	-	-	$-	-	-	$-	33,334	$883,684
Aviv Hillo	03/31/2019	-	-	3,879	$3.13	03/31/27	-	$-	-	$-
Aviv Hillo	04/12/2021	-	-	990	$40.82	04/11/27	-	$-	-	$-
Aviv Hillo	04/20/2020	-	-	16,517	$1.83	04/20/27	-	$-	-	$-
Aviv Hillo	04/12/2021	-	-	991	$40.82	04/11/28	-	$-	-	$-
Aviv Hillo	04/20/2020	-	-	16,286	$1.83	04/20/28	-	$-	-	$-
Aviv Hillo	04/12/2021	-	-	991	$40.82	04/11/29	-	$-	-	$-

(1)	Calculated by multiplying the number of shares of common stock by $26.51, which is the quoted market price per share of our common stock as of December 31, 2021.
(2)	These shares vest in two equal annual increments on February 7, 2022 and 2023, subject to immediate vesting upon an event constituting a change of control of the Company.

Option Exercises and Stock Vested During 2021

The following table sets forth information concerning the option exercises and stock awards vested of each of the NEOs during the year ended December 31, 2021:

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired On Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
Michael D. Farkas	-	$-	19,503	$768,172
Brendan S. Jones	-	$-	8,440	$292,955
Michael P. Rama	-	$-	17,487	$922,624
Aviv Hillo (1)	20,661	$753,629	919	$37,500
Harjinder Bhade	-	$-	-	$-

(1)	1,144 shares of common stock were deducted from the 20,661 shares of common stock issuable to pay for the cashless exercise of such options at the volume-weighted average price on the exercise date.

Pension Benefits

The Company has not adopted a pension plan and does not provide pension benefits to NEOs.

Non-Qualified Deferred Compensation

The Company has not adopted a non-qualified deferred compensation plan and does not provide non-qualified deferred compensation to NEOs.

Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements

Michael D. Farkas Employment Agreement

On May 28, 2021, we entered into a new employment agreement with Michael D. Farkas, our Executive Chairman and Chief Executive Officer, pursuant to which Mr. Farkas will continue to serve as our Executive Chairman and Chief Executive Officer. The term of the employment agreement is January 1, 2021 through December 31, 2023. Mr. Farkas will continue to devote his full-time business efforts, attention, energy and skill to the performance of his employment towards furthering the interests of our company and its affiliates.

Under the employment agreement, Mr. Farkas received a base salary of $800,000 for 2021 and will receive a base salary of $850,000 and $900,000 for 2022 and 2023, respectively. Mr. Farkas is eligible to receive an annual performance bonus (payable in cash and securities), with a target bonus of 100% of his base salary, with Mr. Farkas eligible to receive up to 200% of his base salary based on the achievement of key performance indicators established by the Board of Directors and Mr. Farkas. Mr. Farkas is eligible to receive equity awards (one-half in restricted stock and one-half in stock options) with a target aggregate value of $1,000,000, with the actual amount determined by the achievement of the key performance indicators during each year of the employment term. Mr. Farkas also received a special performance option exercisable into 475,285 shares, which will vest if our stock price on the NASDAQ exchange reaches and remains on average for a period of 20 consecutive market days at a closing price of $90 per share during the four-year term of the option. Additionally, Mr. Farkas received one-time awards and payments in satisfaction of his 2020 bonuses, equity awards, and a salary catch-up since the expiration of his prior agreement in June 2020.

The employment agreement provides that, if Mr. Farkas is terminated without cause, resigns for good reason, dies or becomes disabled during the term of employment, he will receive his base salary for the remainder of the employment term and payment of 2.6 times his target performance bonus/equity awards and base salary. In the event of a termination without cause or resignation for good reason within nine months prior to or 18 months following a change in control, the multiple in the previous sentence will be 3.5 times.

The employment agreement also contains covenants (a) restricting Mr. Farkas from engaging in any activities competitive with our business during the term of employment and one year thereafter, (b) prohibiting Mr. Farkas from disclosure of confidential information regarding our company at any time, and (c) confirming that all intellectual property developed by Mr. Farkas which specifically relates to the EV charging business constitutes our sole and exclusive property.

The employment agreement provides that a commission sales agreement entered into on November 17, 2009 between an entity controlled by Mr. Farkas and a predecessor of our company will remain suspended and no payments will be due thereunder for as long as Mr. Farkas is a full-time employee of our company and is paid a monthly salary of at least $30,000. Finally, we and Mr. Farkas agreed to resolve a dispute over Mr. Farkas’ transfer of 260,000 shares of our common stock to a prior institutional investor through a settlement agreement and payment of $1,000,000 to Mr. Farkas by us.

Brendan S. Jones Employment Agreement

On December 27, 2021, we entered into a new employment agreement with Brendan S. Jones, our President and Chief Operating Officer, superseding his prior employment offer letter, dated as of March 29, 2020. The term of his new employment agreement starts on January 1, 2022 and extends until March 31, 2025. Pursuant to the employment agreement, Mr. Jones agreed to devote his full business efforts and time to our company. The employment agreement provides that Mr. Jones will receive an annual base salary of $475,000, payable on our regular scheduled payday. Mr. Jones will be eligible for an annual performance cash bonus of up to 60% of his annual base salary based on meeting pre-determined periodic key performance indicators every year set by the mutual agreement of our Board’s Compensation Committee and Mr. Jones. Mr. Jones will also be eligible to receive aggregate annual equity awards under our incentive compensation plan equal to 50% of his annual base salary. Such awards will be split in equal amounts in the form of restricted common stock and stock options. The restricted common stock will vest on the first anniversary of its grant date and the stock options will vest in equal one-third increments on each anniversary of the grant date, in each instance subject to satisfying key performance indicators and other performance criteria and his continued employment with us on the applicable vesting date. Mr. Jones is entitled to a monthly electric vehicle and auto insurance allowance of up to $1,500 per month, and other employee benefits in accordance with our policies.

If Mr. Jones’ employment is terminated by us other than for Cause (which includes willful material misconduct and willful failure to materially perform his responsibilities to our company), he is entitled to receive severance equal to the number of months of his actual employment under the new employment agreement prior to the termination capped at a maximum payment of 12 months of his base salary.

If we undergo a “change in control” (which generally means a merger or acquisition of our company as a result of which the acquirer obtains more than 50% of our total voting power), Mr. Jones will receive a severance payment equal to 2.99 times his annual base salary if (i) he loses his position as our President (excluding elevation to a more senior position), (ii) his position is diminished via a restructuring, (iii) his title is changed to a lesser role, (iv) his responsibility is significantly reduced, (v) his compensation is materially decreased, or (vi) he is terminated without Cause during the merger/acquisition process or within one year after the closing of the transaction. Additionally, all restricted common stock and stock options held by Mr. Jones will immediately vest upon a change in control.

As part of his new employment agreement, Mr. Jones entered into our standard Employee Confidentiality and Assignment of Inventions Agreement prohibiting Mr. Jones from disclosure of confidential and/or proprietary information relating to the operations, products and services of our company and our clients and acknowledging that all intellectual property developed by Mr. Jones relating to our business constitutes our exclusive property. Mr. Jones further agreed that during his employment with our company he will not engage in, or have any direct or indirect interest in, any person, firm, corporation or business (whether as an employee, officer, director, agent, security holder, creditor, consultant, partner or otherwise) that is competitive with the business of our company, including, without limitation, planning, developing, installing, marketing, selling, leasing and providing services relating to electric vehicle charging stations.

Michael P. Rama Employment Agreement

In February 2020, we entered into an employment offer letter with Michael P. Rama. Pursuant to the offer letter, Mr. Rama agreed to devote his full business efforts and time to our company as its Chief Financial Officer. The offer letter extends for a term expiring on February 10, 2022 and is automatically renewable for an additional one-year period. The offer letter provides that Mr. Rama is entitled to receive an annual base salary of $300,000, payable in regular installments in accordance with our general payroll practices. Mr. Rama will be eligible for an annual performance cash bonus of 25% of his base salary based on the satisfaction of certain key performance indicators set with the Board’s Compensation Committee. Mr. Rama will be entitled to receive equity awards under our 2018 Incentive Compensation Plan with an aggregate annual award value equal to 50% of his base salary in the form of restricted stock and stock options. Mr. Rama also received a $50,000 cash signing bonus.

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

Aviv Hillo Employment Agreement

In September 2020, we entered into an employment offer letter with Aviv Hillo. Pursuant to the offer letter, Mr. Hillo agreed to devote his full business efforts and time to our company as our General Counsel. The offer letter extends for a term expiring on June 19, 2022 and is automatically renewable for an additional one-year period. The offer letter provides that Mr. Hillo is entitled to receive an annual base salary of $300,000, payable in regular installments in accordance with our general payroll practices. Mr. Hillo will be eligible for an annual performance cash bonus of 25% of his base salary based on the satisfaction of certain key performance indicators set with the Board’s Compensation Committee. Mr. Hillo will be entitled to receive equity awards under our 2018 Incentive Compensation Plan with an aggregate annual award value equal to 50% of his base salary in the form of restricted stock and stock options.

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

Harjinder Bhade Employment Agreement

On April 20, 2021, we entered into an employment offer letter with Harjinder Bhade to serve as our Chief Technology Officer. The term of his employment letter extends until May 3, 2023, and is automatically renewable for an additional one-year period. Pursuant to the employment letter, Mr. Bhade agreed to devote his full business efforts and time to our company. The employment letter provides that Mr. Bhade will receive an annual base salary of $400,000, payable on our regular scheduled payday. Mr. Bhade will be eligible for an annual performance bonus of up to 50% of his annual base salary based on meeting pre-established periodic key performance indicators every year set by the mutual agreement of our Board’s Compensation Committee and Mr. Bhade. Mr. Bhade will also be eligible to receive aggregate annual equity awards under our incentive compensation plan equal to 50% of his annual base salary. Such awards will be allocated in 25% and 75% amounts in the form of restricted common stock and stock options, respectively. The restricted common stock will vest on the first anniversary of its grant date (with a cash payment upon vesting to cover expected ordinary income tax charges) and the stock options will vest in equal one-third increments on each anniversary of the grant date, in each instance subject to satisfying key performance indicators and other performance criteria and his continued employment with us on the applicable vesting date.

Mr. Bhade will also be eligible for additional awards during the first two years of his employment valued at up to $5.5 million, payable through a stock issuance, option grant or in cash, upon substantial completion and achievement of individual key performance indicators that include network development, new products, energy storage and other technology solutions. All of the above bonus and equity grants are subject to our “clawback” policy. Mr. Bhade is entitled to a monthly electric or plug-in hybrid vehicle allowance of up to $300 per month, and other employee benefits in accordance with our policies.

If Mr. Bhade’s employment is terminated by us other than for Cause (which includes willful material misconduct, willful failure to materially perform his job duties to our company and material violation of our company’s code of conduct and policies), he is entitled to receive severance equal to the number of months of his actual employment under the new employment agreement prior to the termination capped at a maximum payment of 12 months of his base salary and accelerated vesting of his annual equity award for up to 12 months. If there is a buy-out or a “change of control,” Mr. Bhade will also be entitled to obtain his base salary for a period of 12 months as a severance payment and, if Mr. Bhade is terminated without Cause, the balance of the additional $5.5 million in awards, any unvested equity awards and his annual performance bonus will immediately vest and be paid upon execution of a release and waiver agreement with the company.

As part of his employment letter, Mr. Bhade entered into our standard Employee Confidentiality and Assignment of Inventions Agreement prohibiting Mr. Bhade from disclosure of confidential and/or proprietary information relating to the operations, products and services of our company and our clients and acknowledging that all intellectual property developed by Mr. Bhade relating to our business constitutes our exclusive property. Mr. Bhade further agreed that during his employment with our company he will not engage in, or have any direct or indirect interest in, any person, firm, corporation or business (whether as an employee, officer, director, agent, security holder, creditor, consultant, partner or otherwise) that is competitive with the business of our company, including, without limitation, planning, developing, installing, marketing, selling, leasing and providing services relating to electric vehicle charging stations.

Compensation of Directors

The following table provides information for 2021 regarding all compensation awarded to, earned by or paid to each person who served as a director for all or some portion of 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option/Warrants Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(2)	Total
Louis R. Buffalino	$84,644	$50,000	$-	$-	-	$34,397	$169,041

Jack Levine	$123,000	$65,000	$-	$-	-	$44,727	$232,727

Kenneth R. Marks	$82,856	$50,000	$-	$-	-	$34,397	$167,253

Ritsaart J.M. van Montfrans	$76,788	$50,000	$-	$-	-	$57,408	$184,196

Donald Engel (3)	$174,999	$-	$-	$-	-	$-	$174,999

Carmen M. Perez-Carlton	$37,003	$50,000	$-	$-	-	$4,701	$91,704

Total	$579,290	$265,000	$-	$-	$-	$175,630	$1,019,920

(1)	Mr. Levine was awarded 1,952 shares of restricted stock and Messrs. Buffalino, Marks, van Montfrans and Ms. Perez-Carlton were each awarded 1,502 shares of restricted stock. These awards were granted on September 2, 2021 pursuant to the 2017 Board Plan with respect to service as a director during the 2022 fiscal year. The shares vest on the earlier of (a) September 2, 2022 or (b) the date preceding the next annual meeting of the stockholders of the company.

(2)	Reflects gross-up tax payments related to the vesting of 1,778 (Mr. Buffalino), 2,312 (Mr. Levine), 1,778 (Mr. Marks), 1,778 (Mr. van Montfrans) and 243 (Ms. Perez-Carlton) shares of restricted stock awarded pursuant to the 2017 Board Plan as a result of the vesting on September 2, 2021 of the annual award to our non-employee directors granted on November 20, 2020 for Messrs. Buffalino, Levine, Marks and van Montfrans and on July 20, 2021 for Ms. Perez-Carlton.

(3)	Mr. Engel received compensation pursuant to the terms of his employment agreement.

Agreements Regarding Board Service

In December 2017, the Board approved a Board compensation plan (the “2017 Board Plan”). The 2017 Board Plan applied to the entire Board from November 1, 2017 through February 16, 2018. Since that date, the 2017 Board Plan only applies to the non-employee members of the Board. The employee members of the Board are no longer paid separate compensation for serving on the Board. The 2017 Board Plan superseded all prior compensation arrangements with the Board members.

Pursuant to the 2017 Board Plan, each non-employee member of the Board receives an annual cash retainer of $60,000. The lead independent director of the Board (currently, Mr. Levine) receives a supplemental annual cash retainer in the amount of $30,000. Each non-employee member of the Board that serves in a chairperson role or as a member of a committee receives a supplemental annual cash retainer in an amount equal to the corresponding role: (i) Chair of the Audit Committee - $15,000; Member of the Audit Committee - $7,500; (ii) Chair of the Compensation Committee - $10,000; Member of the Compensation Committee - $5,000; and (iii) Chair of the Nominating and Corporate Governance Committee - $10,000; Member of the Nominating and Corporate Governance Committee - $5,000. Each non-employee member of the Board receives $1,500 for each in-person Board meeting and $500 for each telephone Board meeting. The annual and supplemental cash retainers are payable quarterly during the last month of each quarter. We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending Board and company meetings or events.

In addition, each year on the date of the annual meeting of stockholders, each non-employee director will receive an annual award for the number of shares of our common stock that have a market value of $50,000 based on the closing price of the common stock on the last business day preceding the grant date. The lead independent director will receive an additional annual award for the number of shares of our common stock that have a market value of $15,000. The stock award will fully vest the sooner of (i) 12 months from the grant or (ii) one day before the following year’s annual meeting. All stock awards will include a cash payment upon vesting to cover expected ordinary income tax charges and will be calculated at the highest individual personal income tax rate.

Retirement and Savings Plan – 401(k)

We maintain a tax qualified retirement plan (the “401(k) Plan”) that provides eligible employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees may participate in the 401(k) Plan on the entry date coincident with or following the date they meet the 401(k) Plan’s age and service eligibility requirements. The entry date is either January 1 or July 1. In order to meet the age and service eligibility requirements, otherwise eligible employees must be age 21 or older and complete three consecutive months of employment. Participants are able to defer up to 100% of their eligible compensation subject to applicable annual Code limits. All participants’ interest in their deferrals are 100% vested when contributed. Currently, the 401(k) Plan does not provide for any matching contributions on employee deferrals.

Incentive Compensation Plans

In July 2018, our Board adopted the Blink Charging Co. 2018 Incentive Compensation Plan (the “2018 Plan”). The holders of a majority of our shares of common stock approved the 2018 Plan at our stockholders meeting held on September 7, 2018. The 2018 Plan enables us to grant stock options, restricted stock, dividend equivalents, stock payments, deferred stock, restricted stock units, stock appreciation rights, performance share awards, and other incentive awards to employees, directors, consultants and advisors, and to improve our ability to attract, retain and motivate individuals upon whom our sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in us. Stock options granted under the 2018 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986, except that stock options granted to outside directors and any consultants or advisers providing services to us or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if, issued to a 10% or greater stockholder, must be at least 110% of the fair market value on the date of the grant.

The 2018 Plan is administered by the Compensation Committee of the Board, which has discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2018 Plan is 5,000,000, as adjusted. No awards may be issued on or after September 7, 2028.

As of December 31, 2021, stock options to purchase an aggregate of 983,505 shares of common stock and 1,244,732 restricted shares of our common stock were outstanding and initially issued to employees and consultants under the 2018 Plan, including the grants described below to our executive officers, directors and consultants.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is providing the following information about the relationship between the annual total compensation of the Company’s employees and the annual total compensation of the Chief Executive Officer. The CEO pay ratio figures below are a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Exchange Act.

On December 31, 2021, we had 198 employees (full-time and part-time).

We determined the total annual compensation for our employees for the year ended December 31, 2021 using data from our payroll records for the month of December 2021, which we then extrapolated for the full year of 2021. The components of total annual compensation for our employees are the same as those used to determine the total compensation of our NEOs for the purposes of the Summary Compensation Table. We did not make any full-time equivalent adjustments for part-time employees. The results were then ranked, excluding the Chief Executive Officer, from lowest to highest, and the median employee was identified. We then compared the total annual compensation of the median employee to that of the Chief Executive Officer. The total annual compensation of the median employee for the year ended December 31, 2021 was $77,740. For the year ended December 31, 2021, the ratio of our Chief Executive Officer’s total annual compensation to that of our median employee was approximately 232:1 which includes the performance option which had a grant date fair value of $13,531,369. Excluding this performance option, the ratio was approximately 58:1.

The SEC rules for identifying the median employee and calculating the pay ratio based on that employee’s total annual compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or employee of the Company or any subsidiary of the Company during the fiscal year ended December 31, 2021. No member of the Compensation Committee was a member of the compensation committee of another entity during the fiscal year ended December 31, 2021. None of our executive officers was a director or a member of the Compensation Committee of another entity during the fiscal year ended December 31, 2021. There were no transactions between any member of the Compensation Committee and the Company during the fiscal year ended December 31, 2021 requiring disclosure pursuant to Item 404 of Regulation S-K promulgated under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	983,505	$25.25	3,755,768
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	983,505	$25.25	3,755,768

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 29, 2022, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each NEO and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days after such date upon the exercise of stock options, warrants or convertible securities. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after April 29, 2022. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days after April 29, 2022 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Beneficial Owner (1)	Number		Percent (2)

Michael D. Farkas	6,685,274	(3)	15.7%

Brendan S. Jones	50,052	(4)	*

Michael P. Rama	159,973	(5)	*

Aviv Hillo	122,794	(6)	*

Harjinder Bhade	9,325		*

Louis R. Buffalino	26,699		*

Jack Levine	104,996		*

Kenneth R. Marks	38,399		*

Ritsaart J.M. van Montfrans	26,699		*

Carmen M. Perez-Carlton	1,745		*

BlackRock, Inc.	2,469,783	(7)	5.8%

All directors and executive officers as a group (10 persons)	7,225,956	(8)	17.0%

* Less than 1% of the outstanding shares.

(1) Each person maintains a mailing address at c/o Blink Charging Co., 605 Lincoln Road, 5th Floor, Miami Beach, Florida 33139.

(2) Applicable percentage ownership is based on 42,588,328 shares of common stock outstanding as of April 28, 2022.

(3) Represents (i) 1,218,548 shares of common stock owned directly, (ii) 4,097,616 shares of common stock held by Farkas Group Inc., of which Mr. Farkas is the President and has voting and investment power with respect to such shares, (iii) 81,441 shares of common stock held by Balance Group LLC, of which Mr. Farkas is the managing member and has voting and investment power with respect to such shares, (iv) 7,200 shares of common stock held by the Michael D. Farkas Charitable Foundation, of which Mr. Farkas is the trustee and has voting and investment power with respect to such shares, (v) 80 shares of common stock held by Farkas Family Irrevocable Trust, of which Mr. Farkas is the trustee and has voting and investment power with respect to such shares, (vi) 15,000 shares of common stock held by Mr. Farkas’ minor children, (vii) 119,475 shares of common stock issuable upon the exercise of stock options, and (viii) 1,145,914 shares of common stock issuable upon the exercise of warrants. For purposes of voting, on an actual basis, Mr. Farkas owns 12.7% of the outstanding shares.

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

Excludes a special performance option exercisable into 475,285 shares, which will vest if our stock price on the NASDAQ exchange reaches and remains on average for a period of 20 consecutive market days at a closing price of $90 per share during the four-year term of the option, as described under “Employment and Management Contracts, Termination of Employment and Change in Control Agreements – Michael D. Farkas Employment Agreement.”

(4) Includes 33,981 shares of common stock issuable upon the exercise of stock options.

(5) Includes 100,885 shares of common stock issuable upon the exercise of stock options.

(6) Includes 21,386 shares of common stock issuable upon the exercise of stock options.

(7) Based solely on the Schedule 13G filed on February 4, 2022 by BlackRock, Inc. The address for BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(8) Includes currently exercisable stock options and warrants to purchase an aggregate of 1,410,297 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transaction Policy

Our policy with regard to related party transactions is for the Board as a whole to approve any material transactions involving our directors, executive officers or holders of more than 5% of our outstanding shares of common stock.

Certain Relationships and Related Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, discussed in Part II, the section titled “Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements,” the following is a description of each transaction since January 1, 2021 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeds $120,000; and

●	any related person had or will have a direct or indirect material interest.

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

Director Independence

At least annually, the Nominating and Corporate Governance Committee reviews the independence of each non-employee director and makes recommendations to the Board and the Board affirmatively determines whether each director qualifies as independent. No director qualifies as “independent” unless the Board affirmatively determines that the director has no material relationship with the Company (either directly or as a stockholder or officer of an organization that has a relationship with the Company). In addition, in affirmatively determining the independence of any director who will serve on the Compensation Committee, the Board must consider all factors specifically relevant to determining whether a director has a relationship to the Company which is material to that director’s ability to be independent of management in connection with the duties of a Compensation Committee member. Each director must keep the Nominating and Corporate Governance Committee fully and promptly informed as to any development affecting a director’s independence.

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

The Board has determined that each of our non-employee directors during 2021 (Messrs. Buffalino, Levine, Marks and van Montfrans, and Ms. Perez-Carlton) were independent under the listing standards of Nasdaq and the requirements of the SEC. Messrs. Farkas and Jones are not independent based on their service as employees of our company. In making its independence determinations, the Board reviewed direct and indirect transactions and relationships between each director, or any member of his or her immediate family, and us or one of our subsidiaries or affiliates based on information provided by the director, our records and publicly available information. None of our directors directly or indirectly provides any professional or consulting services to us.

As a result, a majority of our directors are independent, as required under applicable Nasdaq rules. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP served as our independent registered public accountants for the years ended December 31, 2021 and 2020. The following table sets forth the aggregate fees billed to us for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit Fees (1)	$679,561	$317,169
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total	$679,561	$317,169

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, the review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above.

Pre-Approval Policies

All audit and non-audit services provided by our independent registered public accounting firm must be pre-approved by the Audit Committee. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee uses the following procedures in pre-approving all audit and non-audit services provided by our independent registered public accounting firm. At or before the first meeting of the Audit Committee each year, the Audit Committee is presented with a detailed listing of the individual audit and non-audit services and fees (separately describing audit-related services, tax services and other services) expected to be provided by our independent registered public accounting firm during the year. Quarterly, the Audit Committee is presented with an update of any new audit and non-audit services to be provided. The Audit Committee reviews the quarterly update and approves the services outlined therein if such services are acceptable to the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

	1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of the Original 10-K.
	2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	EXHIBITS

We have filed the exhibits listed in the Exhibit Index below in this Form 10-K/A:

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Share Purchase Agreement, dated April 21, 2021, between the Shareholders of Blue Corner NV and Blink Holdings B.V.	8-K	2.1	05/13/2021
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.3	Certificate of Designations for Series D Preferred Stock	8-K	3.1	02/21/2018
4.1	Warrant Agency Agreement by and between the Company and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering	8-K	4.1	02/21/2018
4.2	Form of Common Stock Purchase Warrant dated April 9, 2018	8-K	4.1	04/19/2018
4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.3	04/02/2020
10.10	Patent License Agreement, dated March 29, 2012, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas	10-K	10.21	04/16/2013

10.11	Patent License Agreement, dated March 11, 2016, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas	10-Q	10.3	08/04/2016
10.12	Revenue Sharing Agreement, dated April 3, 2013, by and among Car Charging Group, Inc., EV Pass Holdings, LLC, and Synapse Sustainability Trust, Inc.	8-K	10.2	04/26/2013
10.14*	2018 Incentive Compensation Plan	Proxy	-	08/14/2018
10.15*	Employment Agreement, dated January 9, 2020, between Blink Charging Co. and Donald Engel	8-K	10.1	01/10/2020
10.16*	Employment Offer Letter, dated February 7, 2020, between Blink Charging Co. and Michael P. Rama	8-K	10.1	02/11/2020
10.17*	Employment Offer Letter, dated as of March 29, 2020, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	04/20/2020
10.18*	Executive Chairman and CEO Employment Agreement, dated May 28, 2021, between Blink Charging Co. and Michael D. Farkas	8-K	10.1	06/04/2021
10.19*	Employment Agreement dated December 27, 2021, between Blink Charging Co. and Brendan Jones	8-K	10.1	12/29/2021
10.20*	Employment Agreement dated April 20, 2021, between Blink Charging Co. and Harjinder Bhade+				X
21.1	Subsidiaries of the Registrant	10-K	21.1	03/16/2022
23.1	Consent of Marcum LLP	10-K	23.1	03/16/2022
31.1	Rule 13a-14(a) Certification of Principal Executive Officer	10-K	31.1	03/16/2022
31.2	Rule 13a-14(a) Certification of Principal Financial Officer	10-K	31.2	03/16/2022
31.3	Rule 13a-14(a) Certification of Principal Executive Officer				X
31.4	Rule 13a-14(a) Certification of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer	10-K	32.1	03/16/2022
32.2**	Section 1350 Certification of Principal Financial Officer	10-K	32.2	03/16/2022
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

*	Indicates a management contract or compensatory plan or arrangement.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.
+	The appendix to this exhibit has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because it is both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted appendix will be furnished to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK CHARGING CO.

Date: April 29, 2022	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2022	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

