Form 10-Q
period 2022-03-31
Blink Charging Co.
filed 2022-05-10
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 9, 2022, the registrant had 42,741,387 shares of common stock outstanding.

BLINK CHARGING CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands except for share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents	$161,984	$174,795
Accounts receivable, net	7,472	6,346
Inventory, net	10,051	10,369
Prepaid expenses and other current assets	576	1,020

Total Current Assets	180,083	192,530
Restricted cash	79	81
Property and equipment, net	16,219	14,563
Operating lease right-of-use asset	1,607	1,664
Intangible assets, net	3,707	3,455
Goodwill	19,054	19,390
Other assets	517	230

Total Assets	$221,266	$231,913

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$8,125	$7,134
Accrued expenses and other current liabilities	6,906	5,678
Current portion of notes payable	10	10
Current portion of operating lease liabilities	884	547
Current portion of deferred revenue	2,741	2,858

Total Current Liabilities	18,666	16,227
Operating lease liabilities, non-current portion	1,125	1,531
Other liabilities	727	193
Deferred revenue, non-current portion	661	128

Total Liabilities	21,179	18,079

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 42,584,822 and 42,423,514 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	43	42
Additional paid-in capital	460,047	458,046
Accumulated other comprehensive loss	(2,390)	(1,784)
Accumulated deficit	(257,613)	(242,470)

Total Stockholders’ Equity	200,087	213,834

Total Liabilities and Stockholders’ Equity	$221,266	$231,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands except for share and per share amounts)

	For The Three Months Ended
	March 31,
	2022	2021

Revenues:
Product sales	$8,052	$1,671
Charging service revenue - company-owned charging stations	1,107	182
Network fees	161	110
Warranty	67	13
Grant and rebate	75	150
Ride-sharing services	239	46
Other	99	60

Total Revenues	9,800	2,232

Cost of Revenues:
Cost of product sales	6,044	1,118
Cost of charging services - company-owned charging stations	523	50
Host provider fees	551	126
Network costs	234	79
Warranty and repairs and maintenance	111	262
Ride-sharing services	426	246
Depreciation and amortization	325	255

Total Cost of Revenues	8,214	2,136

Gross Profit	1,586	96

Operating Expenses:
Compensation	9,259	4,748
General and administrative expenses	4,427	1,585
Other operating expenses	2,942	1,149
	-
Total Operating Expenses	16,628	7,482

Loss From Operations	(15,042)	(7,386)

Other Income (Expense):
Interest income	-	14
Foreign transaction gain	3	-
Change in fair value of derivative and other accrued liabilities	-	7
Other expense, net	(104)	-

Total Other (Expense) Income	(101)	21

Net Loss	$(15,143)	$(7,365)
Net Loss Per Share:
Basic	$(0.36)	$(0.18)
Diluted	$(0.36)	$(0.18)

Weighted Average Number of Common Shares Outstanding:
Basic	42,437,823	41,138,095
Diluted	42,437,823	41,138,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended
	March 31,
	2022	2021

Net Loss	$(15,143)	$(7,365)
Other Comprehensive Loss:
Cumulative translation adjustments	(606)	-
Change in fair value of marketable securities	-	(56)

Total Comprehensive Loss	$(15,749)	$(7,421)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2022

(in thousands except for share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2022	42,423,514	$42	$458,046	$(1,784)	$(242,470)	$213,834

Common stock issued upon exercises of warrants	16,811	-	69	-	-	69

Stock-based compensation	144,497	1	1,932	-	-	1,933

Other comprehensive loss	-	-	-	(606)	-	(606)

Net loss	-	-	-	-	(15,143)	(15,143)

Balance - March 31, 2022	42,584,822	$43	$460,047	$(2,390)	$(257,613)	$200,087

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

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	For The Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(15,143)	$(7,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	758	514
Non-cash lease expense	55	-
Change in fair value of derivative and other accrued liabilities	-	7
Provision for bad debt	502	201
Provision for slow moving and obsolete inventory	295	(82)
Stock-based compensation:
Common stock	507	29
Options	1,455	386
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,722)	(857)
Inventory	(698)	(1,965)
Prepaid expenses and other current assets	297	51
Other assets	(288)	212
Accounts payable and accrued expenses	2,120	305
Other liabilities	101	-
Lease liabilities	(66)	(75)
Deferred revenue	444	139

Total Adjustments	3,760	(1,135)

Net Cash Used In Operating Activities	(11,383)	(8,500)

Cash Flows From Investing Activities:
Purchase of marketable securities	-	(36,562)
Purchases of property and equipment	(1,368)	(4,021)

Net Cash Used In Investing Activities	(1,368)	(40,583)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	-	221,406
Proceeds from exercise of options and warrants	69	1,000
Payment of financing liability in connection with internal use software	(146)	(20)

Net Cash (Used In) Provided By Financing Activities	(77)	222,386

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(158)	-

Net (Decrease) Increase In Cash and Cash Equivalents and Restricted Cash	(12,986)	173,303

Cash and Cash Equivalents and Restricted Cash - Beginning of Period	175,049	22,418

Cash and Cash Equivalents and Restricted Cash - End of Period	$162,063	$195,721

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$161,984	$195,646
Restricted cash	79	75
	$162,063	$195,721

[1]	Includes gross proceeds of $232,060, less issuance costs of $10,654.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows — Continued

(in thousands)

	For The Three Months Ended
	March 31,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$10	$-
Non-cash investing and financing activities:
Capitalization of non-recurring engineering costs	$-	$237
Common stock issued as consideration for property and equipment	$-	$600
Common stock issued upon cashless option exercise	$-	$16
Common stock issued upon cashless warrant exercise	$-	$66
Interest expense converted into principal	$-	$2
Right-of-use assets obtained in exchange for lease obligations	$-	$1,358
Change in fair value of marketable securities	$-	$56
Intangible assets obtained in exchange for financing liability	$660	$-
Transfer of inventory to property and equipment	$(698)	$(429)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2022 and for the three months then ended. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2021 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 16, 2022 as part of the Company’s Annual Report on Form 10-K.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2021, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Euro and the Indian Rupee. Assets and liabilities are translated based on the exchange rates at the balance sheet date (1.1112 for the Euro and 0.0132 for the Indian Rupee as of March 31, 2022), while expense accounts are translated at the weighted average exchange rate for the period (1.1219 for the Euro and 0.0133 for the Indian Rupee for the three months ended March 31, 2022). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income. Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. Transaction gains and losses are charged to the statement of operations as incurred. Transaction gains attributable to foreign exchange were $3 during the three months ended March 31, 2022.

REVENUE RECOGNITION

The Company recognizes revenue primarily from five different types of contracts:

●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Ride-sharing services – Primarily related to ride-sharing services agreement with the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service. The Company recognizes revenue over the contractual period of performance of the subscription.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed in accordance with a contractual relationship between the Company and the owner of the station. Other revenues also comprises of revenues generated from alternative fuel credits.

The following table summarizes revenue recognized under ASC 606 in the condensed consolidated statements of operations:

	For The Three Months Ended
	March 31,
	2022	2021
Revenues - Recognized at a Point in Time
Product sales	$8,052	$1,671
Charging service revenue - company-owned charging stations	1,107	182
Other	99	60
Total Revenues - Recognized at a Point in Time	9,258	1,913

Revenues - Recognized Over a Period of Time:
Ride-sharing services	239	46
Network and other fees	228	123
Total Revenues - Recognized Over a Period of Time	467	169

Total Revenue	$9,725	$2,082

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION – CONTINUED

The following table summarizes our revenue recognized under ASC 606 in the consolidated statements of operations by geographical area:

	For The Three Months Ended
	March 31,
	2022	2021
Revenues by Geographical Area
U.S.A	$5,781	$1,085
International	3,944	997
Total Revenue	$9,725	$2,082

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

As of March 31, 2022, the Company had $3,402 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of March 31, 2022. The Company expects to satisfy $2,741 of its remaining performance obligations for network fees, charging services, warranty revenue, product sales, and other and recognize the revenue within the next twelve months.

During the three months ended March 31, 2022, the Company recognized $181 of revenues related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2021. During the three months ended March 31, 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants and rebates which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the three months ended March 31, 2022 and 2021, the Company recorded $75 and $150, respectively, related to grant and rebate revenue. At March 31, 2022 and December 31, 2021, there was $70 of deferred grant and rebate revenue to be amortized.

CONCENTRATIONS

As of March 31, 2022, accounts receivable from a significant customer were approximately 17% of total accounts receivable. As of December 31, 2021, accounts receivable from a significant customer were approximately 18% of total accounts receivable. During the three months ended March 31, 2022, sales to a significant customer represented 13% of total revenue and sales to another significant customer represented 12% of total revenue. During the three months ended March 31, 2021, sales to a significant customer represented 21% of total revenue and another significant customer represented 20% of total revenues. During the three months ended March 31, 2022 and 2021, the Company made purchases from a significant supplier that represented 14% and 28% of total purchases, respectively.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2022	2021
Warrants	3,257,989	3,510,129
Options	977,473	644,987
Unvested restricted common stock	-	48,819
Total potentially dilutive shares	4,235,462	4,203,935

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

	March 31, 2022	December 31, 2021
	(unaudited)
Accrued host fees	$130	$130
Accrued professional, board and other fees	323	543
Accrued wages	4,022	2,678
Accrued commissions	233	144
Warranty payable	8	10
Accrued income, property and sales taxes payable	198	462
Accrued issuable equity	486	454
Accrued purchases	-	117
Internal use software liability	364	383
Other accrued expenses	1,142	757
Total accrued expenses	$6,906	$5,678

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

4. STOCKHOLDERS’ EQUITY

COMMON STOCK

During the three months ended March 31, 2022, the Company issued an aggregate of 16,811 shares of common stock pursuant to exercises of warrants to purchase an aggregate of 16,811 shares of common stock for aggregate net proceeds of $69.

During the three months ended March 31, 2022, the Company issued an aggregate of 144,497 shares of common stock for services to employees and consultants with an aggregate issuance date fair value of $331.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three months ended March 31, 2022 and 2021 of $1,962 and $415, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of March 31, 2022, there was $5,692 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.84 years.

5. RELATED PARTY TRANSACTIONS

See Note 7 – Commitments and Contingencies – Purchase Commitments for disclosure of a commitment made to a related party.

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. Pursuant to the agreement, the Company is not required to fund operating losses. The Company owns 40% of the Entity while the other three entities own 60% of the Entity. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which started operations in the Greek EV market. There are currently no plans for the Company to make any capital contributions or investments. During the three months ended March 31, 2022 and 2021, the Company recognized sales of $68 and $477, respectively, to Hellas. As of March 31, 2022 and December 31, 2021 the Company had a receivable from Hellas of approximately $0 and $6, respectively. The Company determined that the Entity is a variable interest entity, however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through March 31, 2022, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the three months ended March 31, 2022 and 2021.

BLUE CORNER

As of March 31, 2022, three senior management employees in the recently acquired entity Blue Corner had an ownership interest in a major supplier of charging equipment for Blue Corner. As of March 31, 2022 and December 31, 2021, the Company owed approximately $43 and $800 to this supplier, respectively. During the three months ended March 31, 2022, the Company purchased approximately $1,512 of inventory from this supplier.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

6. LEASES

OPERATING LEASES

As of March 31, 2022, the Company had no leases that were classified as a financing lease. As of March 31, 2022, the Company had additional operating leases for vehicles obtained in relation to the operations of Blink Mobility. As of March 31, 2022, the leases had not commenced since the vehicles were not available to the Company until the second quarter of 2022. The duration of the leases are three years and the Company is expected to pay approximately $1,044 throughout the term.

Total operating lease expenses for the three months ended March 31, 2022 and 2021 were $168 and $170, respectively, and are recorded in other operating expenses on the condensed consolidated statements of operations.

Supplemental cash flows information related to leases was as follows:

	For The Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases
	$66	$169
Right-of-use assets obtained in exchange for lease obligations:
Operating leases
	$-	$1,358
Weighted Average Remaining Lease Term
Operating leases
	4.65	5.96
Weighted Average Discount Rate
Operating leases
	4.7%	4.9%

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

6. LEASES – CONTINUED

Future minimum payments under non-cancellable leases as of March 31, 2022 were as follows:

For the Years Ending December 31,	Amount
2022	$862
2023	330
2024	236
2025	236
2026	236
Thereafter	336
Total future minimum lease payments	2,236
Less: imputed interest	(227)
Total	$2,009

7. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

As of March 31, 2022, the Company had purchase commitments of approximately $35,000 of which, approximately $13,000 is with a related party, which will become payable upon the suppliers’ delivery of the charging stations and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12-24 months.

LITIGATION AND DISPUTES

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit and on December 21, 2020 the court appointed Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs. The Co-Lead Plaintiffs filed an Amended Complaint on February 19, 2021. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020. On April 20, 2021, Blink and the other defendants filed a motion to dismiss the Amended Complaint, which has now been fully briefed and is ready for review. On April 7, 2022, the court held oral argument on the motion to dismiss but did not issue a decision. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of March 31, 2022 as it determined that any such loss contingency was either not probable or estimable.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

On September 15, 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserts that the Director defendants caused Blink to make the statements that are at issue in the securities class action and, as a result, the Company will incur costs defending against the consolidated Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserts claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he seeks damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. The parties agreed to temporarily stay the Klein Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. The Company has not recorded an accrual related to this matter as of March 31, 2022 as it determined that any such loss contingency was either not probable or estimable.

On December 23, 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants sued in the Klein Lawsuit and asserting similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). On February 17, 2021, the parties agreed to consolidate the Klein and Bhatia actions, which the court consolidated under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The parties also agreed to keep in place the temporary stay. The court subsequently vacated the consolidation order and explained the parties should first file a motion to transfer, which the parties have done. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of March 31, 2022 as it determined that any such loss contingency was either not probable or estimable.

On February 12, 2021, another shareholder derivative lawsuit, captioned Wolery (derivatively on behalf of Blink Charging Co.) v. Buffalino et al., Case No. A-21-829395-C, was filed in the Eighth Judicial District Court in Clark County, Nevada seeking to pursue claims belonging to the Company against Blink’s Board of Directors (the “Wolery Lawsuit”). Blink is named as a nominal defendant. The Wolery complaint alleges that the amount of restricted stock awarded to Blink’s outside directors in December 2020 exceeded the amounts permitted by Blink’s incentive compensation plan. The complaint asks the court to rescind the excess restricted stock awards, as well as other relief. On September 15, 2021, the parties entered into a term sheet in which they agreed to settle the claims subject to the court’s approval. On April 18, 2022, the court signed a final judgment approving the settlement and dismissing the lawsuit with prejudice. As a result of the settlement, the Company has agreed to make certain changes to its compensation practices for its directors and officers, including, among other things, eliminating the practice of making cash payments to directors to cover expected income taxes on stock grants and placing a $200 annual limit for two years on the combined stock and cash Awards to outside directors. The defendants do not admit any liability or wrongdoing in the settlement and will not make any cash payment as part of the settlement, but the Company will be responsible for paying the costs to give notice of the settlement to the Company’s shareholders and to pay $190 in attorney’s fees to the plaintiff’s counsel which was accrued for as of March 31, 2022 and December 31, 2021, which was paid in April 2022.

On February 7, 2022, another shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in the Eighth Judicial District Court in Clark County, Nevada, seeking to pursue claims belonging to the Company against six of Blink’s directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The complaint filed in the McCauley Lawsuit asserts similar allegations to the Klein Lawsuit relating to the statements at issue in the securities class action and asserts claims for breach of fiduciary duty and unjust enrichment. The McCauley Lawsuit seeks both injunctive and monetary relief from the individual defendants, as well as an award of attorneys’ fees and costs. On March 29, 2022, the Nevada court approved the parties’ stipulation to temporarily stay the McCauley Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. The Company has not recorded an accrual related to this matter as of March 31, 2022 as it determined that any such loss contingency was either not probable or estimable.

WARRANTY

The Company estimates an approximate cost of $155 to repair deployed chargers, which the Company owns as of March 31, 2022.

BLINK CHARGING CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

(UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES – CONTINUED

CHARGING NETWORK UPGRADES

As electric vehicle charging requirements and technologies change, driven by federal, state or local regulatory authorities or by electric vehicle manufacturers or other technology or services providers for the charging station industry, in particular cellular connectivity technology, the Company may need to upgrade or adapt its charging station products or introduce new products in order to serve new vehicles, conform to new standards, or adapt new technologies to serve existing customers or new customers at substantial research, development, and network upgrades costs. During 2021, many cellular technology providers announced they will require the upgrade from 2G/3G connectivity to 4G LTE during 2022 (the “Upgrade”). As of March 31, 2022, the Company estimates the Upgrade will cost approximately $1,785 to upgrade certain of the Company’s owned and operated EV charging stations.

8. SUBSEQUENT EVENTS

ACQUISITION

On April 22, 2022, pursuant to a Sale and Purchase Agreement dated April 22, 2022, the Company closed and acquired, through its Dutch subsidiary, Blink Holdings B.V., all of the outstanding capital stock of Electric Blue Limited, a private company limited by shares and registered in England and Wales (“EB”), from its shareholders. Headquartered in St. Albans, United Kingdom, EB is a leading, independently owned provider of electric vehicle charging and sustainable energy solutions and technologies. EB works with local authorities and businesses to create the infrastructure the United Kingdom needs to meet the 2050 net zero emissions target and prepare for the 2030 ban on the sale of new petrol and diesel cars and vans.

The purchase price for the acquisition of all of EB’s outstanding capital stock was up to 18,000 British Pounds (“GBP”) (approximately $23,400), consisting of 10,000 GBP (approximately $13,000) in cash, and 3,000 GBP (approximately $3,900) represented by 152,803 shares of the Company’s common stock (the “Consideration Shares”). The number of Consideration Shares was calculated based on the volume weighted average price of the Company’s common stock during the 30 consecutive trading days ending on the closing date of the Sale and Purchase Agreement, which equalled $25.17 per share.

The Company also agreed in the Sale and Purchase Agreement, provided EB reaches specified gross revenue or new EV charger installation targets over the three years post-closing, to issue up to 5,000 GBP (approximately $6,500) in additional shares of its common stock to EB shareholders (the “Earn-Out”).

Of the Consideration Shares to be issued to the EB shareholders at closing, the sum of 500 GBP (approximately $650) in cash and 25,466 shares of common stock (valued at 500 GBP or approximately $650) are being held in escrow accounts for periods of 12 months (cash escrow) and 18 months (stock escrow), respectively, following the closing to cover any losses or damages the Company may incur by reason of, among other things, any misrepresentation or breach of warranty by EB under the Sale and Purchase Agreement.

LETTER OF INTENT

On April 19, 2022, the Company signed a non-binding letter of intent with a U.S. privately-held company (the “Target”) providing for the possible purchase by the Company of all of the outstanding shares of the Target from its shareholders in consideration for cash, a note and, under certain circumstances, shares of common stock of a subsidiary of the Company or, if such subsidiary’s shares are not publicly-traded, common stock of the Company. In addition, in the letter of intent, the Company agreed to extend a loan of $1,000 to the Target (the “Loan”), which was subsequently made by the Company pursuant to a 6% Secured Convertible Promissory Note signed by the Target. Under the terms of the Loan, if the Company proceeds with the possible stock purchase of the Target, the principal and accrued interest amount under the Loan will be deducted from the cash consideration paid to the Target’s shareholders at closing. If, however, the Company determines not to proceed with the possible stock purchase of the Target, the Loan will continue to accrue 6% interest per annum, and mature on the earliest of (i) a “Change of Control” (as defined); (ii) the closing of the next investment round by the Target; (iii) an Event of Default (as defined); or (iv) May 1, 2027.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” and the “Company”) as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

Currencies are reported in thousands.

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

As of March 31, 2022, we sold or deployed 20,569 chargers , of which 7,727 were on the Blink Network (5,067 Level 2 publicly accessible commercial chargers, 1,613 Level 2 private commercial chargers, 83 DC Fast Charging EV publicly accessible chargers, 28 DC Fast Charging EV private chargers, and 936 residential Level 2 Blink EV chargers), and the remaining 12,842 were non-networked, on other networks or international sales or deployments (159 Level 2 commercial chargers, 6 DC Fast Charging chargers, 10,134 residential Level 2 Blink EV chargers, 1,677 sold to other US Networks, 802 sold internationally and 64 deployed internationally).

In addition, as of March 31, 2022, since its inception, our recently acquired subsidiary, Blue Corner, sold or deployed 15,768 independent charge points, all of which were on Blue Corner’s network, which was comprised of 7,477 Level 2 publicly accessible commercial independent charge points, 23 DC Fast Charging publicly assessable commercial independent charge points and 6,816 private L2, private DC Fast Charging and private residential independent charge points. The charger units reported herein are net of swap-out or replacement units.

As reflected in our unaudited condensed consolidated financial statements as of March 31, 2022, we had a cash balance of $161,984, working capital of $161,417, and an accumulated deficit of $257,613. During the three months ended March 31, 2022 and 2021, we incurred net losses of $15,143 and $7,365, respectively. We have not yet achieved profitability.

Recent Developments

2022 Acquisition

On April 22, 2022, pursuant to a Sale and Purchase Agreement, dated April 22, 2022, we acquired through our Dutch subsidiary, Blink Holdings B.V., all of the outstanding capital stock of Electric Blue Limited, a private company limited by shares and registered in England and Wales (“EB”), from its shareholders. Headquartered in St. Albans, United Kingdom, EB is a leading, independently owned provider of electric vehicle charging and sustainable energy solutions and technologies. EB works with local authorities and businesses to create the infrastructure the United Kingdom needs to meet the 2050 net zero emissions target and prepare for the 2030 ban on the sale of new petrol and diesel cars and vans.

The purchase price for the acquisition of all of EB’s outstanding capital stock was up to 18,000 British Pounds (“GBP”) (approximately $23,400), consisting of 10,000 GBP (approximately $13,000) in cash, and 3,000 GBP (approximately $3,900) represented by 152,803 shares of our common stock (the “Consideration Shares”). The number of Consideration Shares was calculated based on the volume weighted average price of our common stock during the 30 consecutive trading days ending on the closing date of the Sale and Purchase Agreement, which equalled $25.17 per share.

We also agreed in the Sale and Purchase Agreement, provided EB reaches specified gross revenue or new EV charger installation targets over the three years post-closing, to issue up to 5,000 GBP (approximately $6,500) in additional shares of our common stock to EB shareholders (the “Earn-Out”)

New Product and Service Offerings

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

Letter of Intent

On April 19, 2022, the Company signed a non-binding letter of intent with a U.S. privately-held company (the “Target”) providing for the possible purchase by the Company of all of the outstanding shares of the Target from its shareholders in consideration for cash, a note and, under certain circumstances, shares of common stock of a subsidiary of the Company or, if such subsidiary’s shares are not publicly-traded, common stock of the Company. In addition, in the letter of intent, the Company agreed to extend a loan of $1,000 to the Target (the “Loan”), which was subsequently made by the Company pursuant to a 6% Secured Convertible Promissory Note signed by the Target. Under the terms of the Loan, if the Company proceeds with the possible stock purchase of the Target, the principal and accrued interest amount under the Loan will be deducted from the cash consideration paid to the Target’s shareholders at closing. If, however, the Company determines not to proceed with the possible stock purchase of the Target, the Loan will continue to accrue 6% interest per annum, and mature on the earliest of (i) a “Change of Control” (as defined); (ii) the closing of the next investment round by the Target; (iii) an Event of Default (as defined); or (iv) May 1, 2027.

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

Consolidated Results of Operations

	For the Three Months Ended
	March 31,
	2022	2021	Difference $	Difference%

Revenues:
Product sales	$8,052	$1,671	$6,381	382%
Charging service revenue - company-owned charging stations	1,107	182	925	508%
Network fees	161	110	51	46%
Warranty	67	13	54	415%
Grant and rebate	75	150	(75)	-50%
Ride-sharing services	239	46	193	420%
Other	99	60	39	65%

Total Revenues	9,800	2,232	7,568	339%

Cost of Revenues:
Cost of product sales	6,044	1,118	4,926	441%
Cost of charging services - company-owned charging stations	523	50	473	946%
Host provider fees	551	126	425	337%
Network costs	234	79	155	196%
Warranty and repairs and maintenance	111	262	(151)	-58%
Ride-sharing services	426	246	180	73%
Depreciation and amortization	325	255	70	27%

Total Cost of Revenues	8,214	2,136	6,078	285%

Gross Profit	1,586	96	1,490	1552%

Operating Expenses:
Compensation	9,259	4,748	4,511	95%
General and administrative expenses	4,427	1,585	2,842	179%
Other operating expenses	2,942	1,149	1,793	156%

Total Operating Expenses	16,628	7,482	9,146	122%

Loss From Operations	(15,042)	(7,386)	(7,656)	104%

Other Income (Expense):
Interest income	-	14	(14)	-100%
Foreign transaction gain	3	-	3	N/A
Change in fair value of derivative and other accrued liabilities	-	7	(7)	-100%
Other expense, net	(104)	-	(104)	100%

Total Other (Expense) Income	(101)	21	(122)	-581%

Net Loss	$(15,143)	$(7,365)	$(7,778)	106%

Revenues

Total revenue for the three months ended March 31, 2022 increased by $7,568, or 339%, to $9,800 compared to $2,232 during the three months ended March 31, 2021.

Charging service revenue from Company-owned charging stations was $1,107 for the three months ended March 31, 2022 as compared to $182 for the three months ended March 31, 2021, an increase of $925, or 508%. The increase is due to the increase in utilization of chargers, an increased number of chargers on the Blink network as well as charging service revenues of $715 from Blue Corner which we acquired in May 2021.

Revenue from product sales was $8,052 for the three months ended March 31, 2022 compared to $1,671 during the three months ended March 31, 2021, an increase of $6,381, or 382%. This increase was attributable to increased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2021 as well as product sales of $2,423 from Blue Corner which we acquired in May 2021.

Network fee revenues were $161 for the three months ended March 31, 2021 compared to $110 for the three months ended March 31, 2021, an increase of $51, or 46%. The increase was attributable to increases in host owned units as well as billings and invoicing to Property Partners during the three months ended March 31, 2022 compared to the months ended March 31, 2021.

Warranty revenues were $67 for the three months ended March 31, 2022 compared to $13 for the three months ended March 31, 2021, an increase of $54, or 415%. The increase was primarily attributable to an increase in warranty contracts sold for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. As of March 31, 2022, we recorded a liability of $8 which represents the estimated cost of existing backlog of known warranty cases.

Grant and rebate revenues were $75 during the three months ended March 31, 2022, compared to $150 during the three months ended March 31, 2021, a decrease of $75, or 50%. The 2022 revenue was primarily related to the amortization of previous years’ grants and grants/rebates of $75 from Blue Corner which we acquired in May 2021. The 2021 revenue was primarily related to recognition of $150 in various state grants associated with the installation of chargers during the three months ended March 31, 2021.

Ride-sharing services revenues were $239 during the three months ended March 31, 2022 compared to $46 during the three months ended March 31, 2021, an increase of $193 or 420%. These revenues are derived from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020.

Other revenue increased by $39 to $99 for the three months ended March 31, 2022 as compared to $60 for the three months ended March 31, 2021. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the three months ended March 31, 2022 compared to the same period in 2021. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended March 31, 2022 were $8,214 as compared to $2,136 for the three months ended March 31, 2021, an increase of $6,078 or 285%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of charging services-company-owned charging stations (electricity reimbursements) increased by $473, or 946%, to $523 for the three months ended March 31, 2022 as compared to $50 for the three months ended March 31, 2021. The increase in 2022 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $425, or 337%, to $551 during the three months ended March 31, 2022 as compared to $126 during the three months ended March 31, 2021. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements, as well as a reduction in utilization due to COVID-19.

Cost of product sales increased by $4,926, or 441%, from $1,118 for the three months ended March 31, 2021 as compared to $6,044 for the three months ended March 31, 2022. The increase is primarily due to the increase in product sales during the three months ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to the increase in product sales of commercial chargers, DC fast chargers and home residential chargers during the three months ended March 31, 2022 compared to the same period in 2021 as well as cost of product sales of $2,263 from Blue Corner which we acquired in May 2021. Furthermore, three months ended March 31, 2022 included an increase in the provision for excess and obsolete inventory of $129 relating primarily to the increased sales of residential home charger units. The three months ended March 31, 2021 included a decrease in the provision for excess and obsolete inventory of $82.

Network costs increased by $155 or 196%, to $234 during the three months ended March 31, 2022 as compared to $79 during the three months ended March 31, 2021. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system as compared to the same period in 2021.

Warranty and repairs and maintenance costs decreased by $151, or 58%, to $111 during the three months ended March 31, 2022 from $262 during the three months ended March 31, 2021. The increase in 2022 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases. As of March 31, 2022, we recorded a liability of $8 which represents the estimated cost of existing backlog of known warranty cases.

Cost of ride-sharing services was $426 during the three months ended March 31, 2022 compared to $246 during the 2021 period, the increase was due to increase in operating expenses as a result of an increase in vehicles used in this operation. These costs are from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020.

Depreciation and amortization expense increased by $70, or 27%, to $325 for the three months ended March 31, 2022 as compared to $255 for the three months ended March 31, 2021. The increase in depreciation expense was attributable to an increase in the number of EV charging stations including those from the Blue Corner acquisition which we acquired in May 2021.

Operating Expenses

Compensation expense increased by $4,511, or 95%, to $9,259 (consisting of approximately $7.3 million of cash compensation and benefits and approximately $2.0 million of non-cash compensation) for the three months ended March 31, 2022. Compensation expense was $4,748 (consisting of approximately $4.3 million of cash compensation and benefits and approximately $0.4 million of non-cash compensation) for the three months ended March 31, 2021. The increase in compensation expense for the three months ended March 31, 2022 compared to the same period in 2021 was primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated domestic and international growth of the Company. In addition, compensation expense during the three months ended March 31, 2022, compared the same period in 2021 increased due to additional personnel in conjunction with the acquisition of Blue Corner in May 2021.

General and administrative expenses increased by $2,842 or 179%, to $4,427 for the three months ended March 31, 2022 as compared to $1,585 for the three months ended March 31, 2021. The increase was primarily attributable to increases in accounting, investor relations, marketing, consulting and other professional service expenditures of $2,182. Furthermore, general and administrative expenses increased due to increases in amortization expense of $312 related to the Blue Corner acquisition. Also contributing to the increase in general and administrative expenses were operating expenditures related to the 2021 acquisitions of Blue Corner which occurred in May 2021.

Other operating expenses increased by $1,793, or 156%, to $2,942 for the three months ended March 31, 2022 from $1,149 for the three months ended March 31, 2021. The increase was primarily attributable to increases in insurance, software licensing, hardware and software development costs and property/use tax expenditures of $1,092. Furthermore, increases in travel and vehicle expenses of $240, contributed to the increase in other operating expenses for the three months ended March 31, 2022 compared to the same period in 2021. Also contributing to the increase in other operating expenses were operating expenditures related to the 2021 acquisitions of Blue Corner which occurred in May 2021. During the three months ended March 31, 2022, we incurred expenses of $341 related to the network upgrade to certain of the Company’s EV charging stations.

Other (Expense) Income

Other (expense) income decreased by $122, or 581%, to $(101) for the three months ended March 31, 2022 as compared to $21 for the three months ended March 31, 2021.

Net Loss

Our net loss for the three months ended March 31, 2022 increased by $7,778 or 106%, to $15,143 as compared to $7,365 for the three months ended March 31, 2021. The increase was primarily attributable to an increase in compensation expense and general and administrative expenses.

Total Comprehensive Loss

Our total comprehensive loss for the three months ended March 31, 2022 was $15,749 whereas our total comprehensive loss for the three months ended March 31, 2021 was $7,421.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2022	December 31, 2021
	(unaudited)

Cash and cash equivalents	$161,984	$174,795

Working capital	$161,417	$176,303

Notes payable (gross)	$10	$10

During the three months ended March 31, 2022, we financed our activities from proceeds derived from debt and equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the three months ended March 31, 2022 and 2021, we used cash of $11,383 and $8,500, respectively, in operations. Our cash use for the three months ended March 31, 2022 was primarily attributable to our net loss of $15,143, adjusted for net non-cash expenses in the aggregate amount of $3,572, partially offset by $188 of net cash provided by changes in the levels of operating assets and liabilities. Our cash used for the three months ended March 31, 2021 was primarily attributable to our net loss of $7,365, adjusted for net non-cash expenses in the aggregate amount of $1,055, and $2,190 of net cash used in changes in the levels of operating assets and liabilities.

During the three months ended March 31, 2022, net cash used in investing activities was $1,368 which was used to purchase charging stations and other fixed assets. During the three months ended March 31, 2021, net cash used in investing activities was $40,583, of which, $36,562 was provided in connection with the purchase of marketable securities and $4,021 was used to purchase charging stations and other fixed assets.

During the three months ended March. 31, 2022, cash used in financing activities was $77, of which, $69 was provided by the exercise of warrants, offset by $146 used to pay down our liability in connection with internal use software. During the three months ended March. 31, 2021, cash provided in financing activities was $222,386, of which, $221,406 was provided by the sale of common stock in a public offering, $1,000 was provided by the exercise of warrants, which was partially offset by $20 used to pay down our liability in connection with internal use software.

As of March 31, 2022, we had cash, working capital and an accumulated deficit of $161,984, $161,417 and $257,613, respectively. During the three months ended March 31, 2022, we had a net loss of $15,143.

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

As EV charging requirements and technologies change, driven by federal, state or local regulatory authorities or by EV manufacturers or other technology or services providers for the charging station industry, in particular cellular connectivity technology, we may need to upgrade or adapt our charging station products or introduce new products in order to serve new vehicles, conform to new standards, or adapt new technologies to serve existing customers or new customers at substantial research, development, and network upgrades costs. During 2021, many cellular technology providers announced they will require the upgrade from 2G/3G connectivity to 4G LTE during 2022 (the “Upgrade”). The Upgrade is expected to cost approximately $1,785 to upgrade certain of our owned and operated EV charging stations.

Contractual Obligations and Commitments

We entered into purchase commitments that include purchase orders and agreements in the normal course of business with contract manufacturers, parts manufacturers, vendors for research and development services and outsourced services. As of March 31, 2022, we had purchase commitment of approximately $35,000 of which approximately $13,000 is with a related party, which will become payable upon the suppliers’ delivery of the charging stations, services and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12-24 months.

Furthermore, the Company has operating lease obligations over the next five years of approximately $2,009. These operating lease obligations are primarily related to corporate office space, warehousing, and parking spaces related to our ride-sharing services.

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

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, in our financial statements included elsewhere in this quarterly report. For a comprehensive list of our critical accounting estimates, refer to Part II, Item 7, Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2021, under the heading “Management’s Report on Internal Control Over Financial Reporting” and that continued to exist as of March 31, 2022.

However, as part of its ongoing remediation initiative and with the help of an outside firm, management is continuing to review the design and evaluate its management and analytical review controls associated with the financial close, revenue and inventory processes and, where possible, strengthen related compensating controls. Management expects to make and report continuous progress in the effective remediation of this previously reported material weakness.

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

Changes in Internal Control over Financial Reporting

Except the above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) or 15d15(d) of the Exchange Act during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For a description of our legal proceedings, see Note 8 – Commitments and Contingencies – Litigation and Disputes in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2021, the information set forth at the beginning of Management’s Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information,” and updates noted below, you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We have a history of substantial net losses and expect losses to continue in the future; if we do not achieve and sustain profitability our financial condition could suffer.

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $15 million for the quarter ended March 31, 2022. As of March 31, 2022, we had net working capital of approximately $161 million and an accumulated deficit of approximately $258 million. We have not yet achieved profitability.

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

We are unable to predict the ultimate impact of continuing equipment order delays, chip shortages and presence of Covid-19 on our business and future results of operations, financial position and cash flows.

The Covid-19 pandemic has impacted global stock markets, economies and businesses. We continue to receive orders for our products, although some shipments of equipment have been temporarily delayed. The global chip shortage and supply chain disruption has caused some delays in equipment orders from our contract manufacturer. As federal, state, local and foreign economies are beginning to return to pre-pandemic levels, we expect demand for charging station usage to increase; however, we are unable to predict the extent of such recovery due to the uncertainty of the possible recurrence or spread of Covid-19 and its variants. As a result, we are unable to predict the ultimate impact that continuing equipment order delays, chip shortages and presence of Covid-19 will have on our business and our future results of operations, financial position and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Number	Exhibit Description

2.1	Sale and Purchase Agreement, dated April 22, 2022, between the Shareholders of Electric Blue Limited, and Blink Holdings B.V. and Blink Charging Co.	8-K	2.1	04/26/2022
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.3	Certificate of Designations for Series D Preferred Stock	8-K	3.1	02/21/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
4.1	Warrant Agency Agreement by and between the Company and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering	8-K	4.1	02/21/2018
4.2	Form of Common Stock Purchase Warrant dated April 9, 2018	8-K	4.1	04/19/2018
4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.3	04/02/2020
10.1*	Employment Agreement, dated April 20, 2021, between Blink Charging Co. and Harjinder Bhade	8-K	10.20	04/29/2022
31.1	Rule 13a-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer				X
32.2**	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

*	Indicates a management contract or compensatory plan or arrangement.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2022	BLINK CHARGING CO.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

