Form 10-Q
period 2022-06-30
Blink Charging Co.
filed 2022-08-09
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022, the registrant had 50,843,466 shares of common stock outstanding.

BLINK CHARGING CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents	$85,136	$174,795
Current portion of restricted cash	4,058	-
Accounts receivable, net	14,894	6,346
Inventory, net	17,527	10,369
Prepaid expenses and other current assets	2,560	1,020

Total Current Assets	124,175	192,530
Restricted cash, non-current portion	72	81
Property and equipment, net	22,950	14,563
Operating lease right-of-use asset	2,809	1,664
Intangible assets, net	75,412	3,455
Goodwill	156,092	19,390
Other assets	1,997	230
Total Assets	$383,507	$231,913

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$16,364	$7,134
Accrued expenses and other current liabilities	8,953	5,678
Current portion of consideration payable	4,058	-
Current portion of operating lease liabilities	1,430	547
Current portion of deferred revenue	7,794	2,858
Notes payable	775	10

Total Current Liabilities	39,374	16,227
Contingent consideration	3,514	-
Consideration payable, non-current portion	40,600	-
Operating lease liabilities, non-current portion	1,875	1,531
Deferred revenue, non-current portion	4,236	128
Other liabilities	1,316	193

Total Liabilities	90,915	18,079

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 50,201,686 and 42,423,514
shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	50	42
Additional paid-in capital	577,438	458,046
Accumulated other comprehensive loss	(4,662)	(1,784)
Accumulated deficit	(280,234)	(242,470)

Total Stockholders’ Equity	292,592	213,834

Total Liabilities and Stockholders’ Equity	$383,507	$231,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues:
Product sales	$8,828	$3,267	$16,880	$4,938
Charging service revenue - company-owned charging stations	1,494	586	2,601	768
Network fees	472	106	633	216
Warranty	99	19	166	31
Grant and rebate	125	74	200	224
Ride-sharing services	279	189	518	235
Other	189	114	288	175

Total Revenues	11,486	4,355	21,286	6,587

Cost of Revenues:
Cost of product sales	6,369	2,365	12,471	3,483
Cost of charging services - company-owned charging stations	351	60	534	110
Host provider fees	821	140	1,372	267
Network costs	182	94	416	173
Warranty and repairs and maintenance	523	196	634	457
Ride-sharing services	659	424	1,085	670
Depreciation and amortization	624	432	1,231	687

Total Cost of Revenues	9,529	3,711	17,743	5,847

Gross Profit	1,957	644	3,543	740

Operating Expenses:
Compensation	10,779	9,170	20,038	13,918
General and administrative expenses	9,002	2,532	13,429	4,117
Other operating expenses	4,138	1,287	7,080	2,437

Total Operating Expenses	23,919	12,989	40,547	20,472

Loss From Operations	(21,962)	(12,345)	(37,004)	(19,732)

Other (Expense) Income:
Interest (expense) income	(139)	(6)	(139)	9
Loss on settlement	-	(1,000)	-	(1,000)
Loss on foreign exchange	(244)	(108)	(241)	(108)
Change in fair value of derivative and other liabilities	(73)	(1)	(73)	7
Other (expense) income	(203)	1	(307)	1

Total Other Expense	(659)	(1,114)	(760)	(1,091)

Net Loss	$(22,621)	$(13,459)	$(37,764)	$(20,823)
Net Loss Per Share:
Basic	$(0.52)	$(0.32)	$(0.88)	$(0.50)
Diluted	$(0.52)	$(0.32)	$(0.88)	$(0.50)

Weighted Average Number of
Common Shares Outstanding:
Basic	43,509,693	42,037,492	42,973,758	41,587,793
Diluted	43,509,693	42,037,492	42,973,758	41,587,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net Loss	$(22,621)	$(13,459)	$(37,764)	$(20,823)
Other Comprehensive (Loss) Income:
Cumulative translation adjustments	(2,272)	(388)	(2,878)	(388)
Change in fair value of marketable securities	-	13	-	(43)

Total Comprehensive Loss	$(24,893)	$(13,834)	$(40,642)	$(21,254)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022

(in thousands, except for share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2022	42,423,514	$42	$458,046	$(1,784)	$(242,470)	$213,834

Common stock issued upon exercises of warrants	16,811	-	69	-	-	69

Stock-based compensation	144,497	1	1,932	-	-	1,933

Other comprehensive loss	-	-	-	(606)	-	(606)

Net loss	-	-	-	-	(15,143)	(15,143)

Balance - March 31, 2022	42,584,822	43	460,047	(2,390)	(257,613)	200,087

Stock-based compensation	-	-	686	-	-	686

Common stock issued as purchase consideration of SemaConnect	7,454,975	7	113,830	-	-	113,837

Common stock issued as purchase consideration of Electric Blue	152,803	-	2,852	-	-	2,852

Common stock issued upon exercise of warrants	3,131	-	13	-	-	13

Common stock issued upon exercise of options	5,955	-	10	-	-	10

Other comprehensive loss	-	-	-	(2,272)	-	(2,272)

Net loss	-	-	-	-	(22,621)	(22,621)

Balance - June 30, 2022	50,201,686	$50	$577,438	$(4,662)	$(280,234)	$292,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021

(in thousands, except for share amounts)

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

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For The Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(37,764)	$(20,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,393	1,945
Non-cash lease expense	215	-
Dividend and interest income	-	(62)
Change in fair value of derivative and other liabilities	73	7
Provision for bad debt	798	253
Provision for slow moving and obsolete inventory	161	-
Stock-based compensation:
Common stock	962	1,139
Options	2,027	2,945
Changes in operating assets and liabilities:
Accounts receivable	(2,728)	(1,803)
Inventory	(8,105)	(3,373)
Prepaid expenses and other current assets	4,270	(1,220)
Other assets	(1,339)	245
Accounts payable, accrued expenses and other current liabilities	4,491	(283)
Other liabilities	50	-
Lease liabilities	(146)	(177)
Deferred revenue	2,656	262

Total Adjustments	6,778	(122)

Net Cash Used In Operating Activities	(30,986)	(20,945)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	-	4,553
Purchase consideration of SemaConnect, net of cash and restricted cash acquired	(38,338)	-
Purchase consideration of Electric Blue, net of cash acquired	(11,360)	-
Purchase of marketable securities	-	(58,013)
Capitalization of engineering costs paid	(288)	(237)
Cash acquired in the purchase of Blue Corner	-	243
Purchase consideration of Blue Corner	-	(22,985)
Purchases of property and equipment	(2,247)	(5,019)

Net Cash Used In Investing Activities	(52,233)	(81,458)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	-	221,333
Proceeds from exercise of options and warrants	92	1,427
Repayment of financing liability in connection with finance lease	(71)	-
Repayment of financing liability in connection with internal use software	(235)	(39)

Net Cash (Used In) Provided By Financing Activities	(214)	222,721

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	(2,350)	(606)

Net (Decrease) Increase In Cash and Cash Equivalents and Restricted Cash	(85,783)	119,712

Cash and Cash Equivalents and Restricted Cash - Beginning of Period	175,049	22,418

Cash and Cash Equivalents and Restricted Cash - End of Period	$89,266	$142,130

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$85,136	$142,053
Restricted cash	4,130	77
	$89,266	$142,130

[1]	Includes gross proceeds of $232,060, less issuance costs of $10,727.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — Continued

(in thousands)

(unaudited)

	For The Six Months Ended
	June 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$20	$-
Non-cash investing and financing activities:
Common stock issued as consideration for property and equipment	$-	$600
Common stock issued as purchase consideration of SemaConnect	$113,837	$-
Common stock issued as purchase consideration of Electric Blue	$2,852	$-
Common stock issued as purchase consideration of Blue Corner	$-	$790
Interest expense converted into principal	$-	$2
Right of use assets obtained in exchange for operating lease liabilities	$258	$1,358
Assets obtained in exchange for lease obligations	$931	$-
Change in fair value of marketable securities	$-	$(43)
Intangible assets obtained in exchange for financing liability	$660	$-
Transfer of inventory to property and equipment	$(2,024)	$(868)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS, BASIS OF PRESENTATION AND RISKS AND UNCERTAINTIES

Organization and Operations

Blink Charging Co., through its wholly-owned subsidiaries (collectively, the “Company” or “Blink”), is a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services. Blink offers residential and commercial EV charging equipment, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its Blink EV charging network (the “Blink Network”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and other EV-related services. The Blink Network provides property owners, managers, parking companies, and state and municipal entities (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Network also provides EV drivers with vital station information, including station location, availability and fees. Blink also operates a ride-sharing program through the Company’s wholly owned subsidiary, BlueLA Rideshare, LLC and the City of Los Angeles which allows customers the ability to rent EVs through a subscription service.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2022 and for the six months then ended. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2021 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 16, 2022 as part of the Company’s Annual Report on Form 10-K.

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

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2021, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Euro and the Indian Rupee. Assets and liabilities are translated based on the exchange rates at the balance sheet date (1.043 for the Euro, 0.0127 for the Indian Rupee, and 1.214 for the Pound Sterling as of June 30, 2022), while expense accounts are translated at the weighted average exchange rate for the period (1.0554 for the Euro, 0.0127 for the Indian Rupee, and 1.2281 for the Pound Sterling for the six months ended June 30, 2022). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income. Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. Transaction gains and losses are charged to the statement of operations as incurred. Transaction losses attributable to foreign exchange were $244 and $241 during the three and six months ended June 30, 2022, respectively. Transaction losses attributable to foreign exchange were $108 during the three and six months ended June 30, 2021.

REVENUE RECOGNITION

The Company recognizes revenue primarily from five different types of contracts:

●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer or upon installation of chargers for which the Company is contracted to perform.
●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Ride-sharing services – Primarily related to ride-sharing services agreement with the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service. The Company recognizes revenue over the contractual period of performance of the subscription.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed in accordance with a contractual relationship between the Company and the owner of the station. Other revenues also comprises of revenues generated from alternative fuel credits.

The following table summarizes revenue recognized under ASC 606 in the condensed consolidated statements of operations:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues - Recognized at a Point in Time:
Product sales	$8,828	$3,267	$16,880	$4,938
Charging service revenue - company-owned charging stations	1,494	586	2,601	768
Other	189	114	288	175
Total Revenues - Recognized at a Point in Time	10,511	3,967	19,769	5,881

Revenues - Recognized Over a Period of Time:
Ride-sharing services	279	189	518	235
Network and other fees	571	125	799	247
Total Revenues - Recognized Over a Period of Time	850	314	1,317	482

Total Revenue	$11,361	$4,281	$21,086	$6,363

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION – CONTINUED

The following table summarizes our revenue recognized under ASC 606 in the condensed consolidated statements of operations by geographical area:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues by Geographical Area
U.S.A	$7,198	$2,063	$12,979	$3,148
International	4,163	2,218	8,107	3,215
Total Revenue	$11,361	$4,281	$21,086	$6,363

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

As of June 30, 2022, the Company had $12,030 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of June 30, 2022. The Company expects to satisfy $7,794 of its remaining performance obligations for network fees, charging services, warranty revenue, product sales, and other and recognize the revenue within the next twelve months.

During the three and six months ended June 30, 2022, the Company recognized $310 and $491, respectively, of revenues related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2021. During the six months ended June 30, 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants and rebates which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized over the shorter of the related depreciation expense of the related asset over their useful lives over the useful life of the charging station or the contractual obligation of the grant. During the three months ended June 30, 2022 and 2021, the Company recognized $125 and $74, respectively, related to grant and rebate revenue. During the six months ended June 30, 2022 and 2021, the Company recognized $200 and $224, respectively, related to grant and rebate revenue. At June 30, 2022 and December 31, 2021, there was $3,225 and $70 of deferred grant and rebate revenue to be amortized.

CONCENTRATIONS

As of December 31, 2021, accounts receivable from a significant customer were approximately 18% of total accounts receivable. During the three months ended June 30, 2022, revenues from one significant customer represented 10% of total revenues. During the six months ended June 30, 2021, sales to a significant customer represented 12% of total revenue. During the six months ended June 30, 2022, the Company made purchases from a significant supplier that represented 13% of total purchases.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three and Six Months Ended
	June 30,
	2022	2021
Warrants	3,255,114	3,339,294
Options	1,015,787	1,123,110
Unvested restricted common stock	-	48,819
Total potentially dilutive shares	4,270,901	4,511,223

3. OTHER ASSETS

On April 19, 2022, the Company signed a non-binding letter of intent with a U.S. privately-held company (the “Target”) providing for the possible purchase by the Company of all of the outstanding shares of the Target from its shareholders in consideration for cash, a note and, under certain circumstances, shares of common stock of a subsidiary of the Company or, if such subsidiary’s shares are not publicly-traded, common stock of the Company. In addition, in the letter of intent, the Company agreed to extend a loan of $1,250 to the Target (the “Loan”), in which $1,000 was loaned by the Company during second quarter of 2022 and $250 was loaned in July 2022 pursuant to a 6% Secured Convertible Promissory Note signed by the Target. Under the terms of the Loan, if the Company proceeds with the possible stock purchase of the Target, the principal and accrued interest amount under the Loan will be deducted from the cash consideration paid to the Target’s shareholders at closing. If, however, the Company determines not to proceed with the possible stock purchase of the Target, the Loan will continue to accrue 6% interest per annum, and mature on the earliest of (i) a “Change of Control” (as defined); (ii) the closing of the next investment round by the Target; (iii) an Event of Default (as defined); or (iv) May 1, 2027.

4. BUSINESS COMBINATONS

ELECTRIC BLUE LIMITED ACQUISITION

On April 22, 2022, pursuant to a Sale and Purchase Agreement dated April 22, 2022, the Company acquired, through its Dutch subsidiary, Blink Holdings B.V., all of the outstanding capital stock of Electric Blue Limited, a private company limited by shares and registered in England and Wales (“EB”), from its shareholders. Headquartered in St. Albans, United Kingdom, EB is a leading, independently-owned provider of electric vehicle charging and sustainable energy solutions and technologies. EB works with local authorities and businesses to create the infrastructure the United Kingdom needs to meet the 2050 net zero emissions target and prepare for the 2030 ban on the sale of new petrol and diesel cars and vans.

The fair value purchase price for the acquisition of all of EB’s outstanding capital stock is $18,903, consisting of $12,651 in cash, and 152,803 of the Company’s common stock (the “Consideration Shares”) with a fair value of $2,852.

In addition, provided EB reaches specified gross revenue or new EV charger installation targets over the three years post-closing, the Company also agreed to issue up to approximately $6,400 in additional shares of its common stock to EB shareholders (the “Contingent Consideration”). The Contingent Consideration was recorded at an estimated fair value of $3,400. As of June 30, 2022, the estimated fair value of the Contingent Consideration was $3,514. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration liabilities on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period, and the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent consideration liabilities.

Of the purchase price to be issued to the EB shareholders at closing, approximately $650 in cash and 25,466 shares of common stock are being held in escrow accounts for periods of 12 months (cash escrow) and 18 months (stock escrow), respectively, following the closing to cover any losses or damages we may incur by reason of, among other things, any misrepresentation or breach of warranty by EB under the Sale and Purchase Agreement.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

4. BUSINESS COMBINATONS – CONTINUED

ELECTRIC BLUE LIMITED ACQUISITION - CONTINUED

The Company engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities assumed for EB. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC Topic 805. The EB acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable and certain fixed assets.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date of EB:

Preliminary Purchase Price Allocation

Purchase Consideration:
Cash	$12,651
Common stock	2,852
Contingent consideration	3,400

Total Purchase Consideration	$18,903

Less:
Trade name	486
Customer relationships	3,075
Internally developed technology	504
Non-compete	1,908
Property and equipment	4,162
Non-current portion of deferred revenue	(730)
Debt-free net working capital deficit	(1,047)

Fair Value of Identified Net Assets	8,358

Remaining Unidentified Goodwill Value	$10,545

Changes in the balance of identified intangible assets and goodwill reflected on the balance sheet are the result of the impact of the change in foreign currency exchange rates.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

4. BUSINESS COMBINATONS – CONTINUED

ELECTRIC BLUE LIMITED ACQUISITION – CONTINUED

The components of debt free net working capital deficit are as follows:

Current assets:
Cash	$1,291
Accounts receivable	1,618
Prepaid expenses and other current assets	508

Total current assets	$3,417

Less current liabilities:
Accounts payable	647
Current portion of lease liabilities	22
Current portion of notes payable	611
Accrued expenses and other current liabilities	3,184

Total current liabilities	$4,464

Debt free net working capital deficit	$(1,047)

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from this acquisition. Goodwill of $10,545 from the acquisition of EB is expected to be deductible for income tax purposes.

The condensed consolidated financial statements of the Company include the results of operations of EB from April 22, 2022 to June 30, 2022 and do not include results of operations for periods prior to April 22, 2022. The results of operations of EB from April 22, 2022 to June 30, 2022 included revenues of $1,362 and a net loss of $743.

The following table presents the unaudited pro forma condensed consolidated results of operations for the three and six months ended June 30, 2022 and 2021 as if the acquisition of EB had occurred at the beginning of fiscal year 2021. The pro forma information provided below is compiled from the pre-acquisition financial information of EB and includes pro forma adjustments for interest expense and adjustments to certain expenses. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2021 or (ii) future results of operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$13,203	$4,698	$23,439	$7,183
Net loss	$(23,591)	$(14,373)	$(39,542)	$(22,946)

The above pro forma information includes pro forma adjustments to remove the effect of merger expenses recognized in the results of operations of the Company during the three and six months ended June 30, 2022 of $138 and $178, respectively.

As of the date of the acquisition, the Company expected to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition-related costs are expensed as incurred and are recorded within general and administrative expenses on the condensed consolidated statements of operations.

See Note 10 – Fair Value Measurement for additional information.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

4. BUSINESS COMBINATONS – CONTINUED

SEMACONNECT ACQUISITION

On June 15, 2022, the Company completed the acquisition of SemaConnect, Inc., a Delaware corporation (“SemaConnect”), pursuant to an Agreement and Plan of Merger, dated as of June 13, 2022 (“Acquisition Agreement”), by and among the Company, Blink Sub I Corp., Blink Sub II LLC, SemaConnect and Shareholder Representative Services LLC (solely in its capacity as the stockholders’ representative). Upon consummation of the acquisition, SemaConnect became a wholly owned subsidiary of the Company. SemaConnect is a leading provider of EV charging infrastructure solutions in North America.

The aggregate fair value purchase price was $200,573, which includes excess working capital of $1,229 and closing date cash of $3,639. The consideration paid in the acquisition consisted of: (a) $86,736 in cash, (i) $46,136 of which was paid at the closing of the Acquisition Agreement (“Closing”) and (ii) the remaining $40,600 is payable (bearing interest at 7%) until not earlier than nine months following the Closing and not later than three years following the Closing; and (b) 7,454,975 shares of the Company’s common stock (the “Stock Payment”) with a fair value of $113,837. Included in the cash consideration is $8,103 related to payments due to stock option holders of SemaConnect. Subsequent to the acquisition date, payments to the stock option holder were made after the stock option holder signed an option cash-out agreement. As of June 30, 2022, there was an unpaid balance of $4,058 which is classified as restricted cash on condensed consolidated balance sheet as of June 30, 2022, all of which was paid during July 2022.

In order to determine the estimated fair values of tangible and intangible assets acquired and liabilities assumed for SemaConnect, the Company performed internal calculations and analysis based on information and resources available. The Company engaged a third-party independent valuation specialist to assist in the determination of fair values which will become available during the third quarter of 2022. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC Topic 805. The SemaConnect acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable and certain fixed assets.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date of SemaConnect:

Preliminary Purchase Price Allocation

Purchase Consideration:
Cash	$46,136
Deferred cash consideration	40,600
Common stock	113,837

Total Purchase Consideration	$200,573

Less:
Trade name	4,097
Customer relationships	40,973
Internally developed technology	2,049
Non-compete	20,487
Fixed Assets	614
Other assets	449
Right-of-use asset	1,092
Lease liability, non-current portion	(611)
Deferred revenue- non -current portion	(702)
Debt-free net working capital	4,558
Fair Value of Identified Net Assets	73,006

Remaining Unidentified Goodwill Value	$127,567

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

4. BUSINESS COMBINATONS – CONTINUED

SEMACONNECT ACQUISITION - CONTINUED

The components of debt free net working capital are as follows:

Current assets:
Cash	$3,753
Restricted cash	8,103
Accounts receivable	5,515
Inventory	5,472
Prepaid expenses and other current assets	1,309

Total current assets	$24,152

Less current liabilities:
Accounts payable	2,305
Merger consideration payable	8,103
Current portion of notes payable	186
Deferred revenue	2,667
Current portion of lease liability	481
Accrued expenses and other current liabilities	5,842

Total current liabilities	$19,594

Debt free net working capital	$4,558

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from this acquisition. Goodwill of $127,567 from the acquisition of SemaConnect is not expected to be deductible for income tax purposes.

The condensed consolidated financial statements of the Company include the results of operations of SemaConnect from June 15, 2022 to June 30, 2022 and do not include results of operations for periods prior to June 15, 2022. The results of operations of SemaConnect from June 15, 2022 to June 30, 2022 included revenues of $1,414 and a net loss of $194.

The following table presents the unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2022 and 2021 as if the acquisition of SemaConnect had occurred at the beginning of fiscal year 2021. The pro forma information provided below is compiled from the pre-acquisition financial information of SemaConnect and includes pro forma adjustments for interest expense and adjustments to certain expenses. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2021 or (ii) future results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$15,751	$7,478	$30,225	$12,287
Net loss	$(26,844)	$(14,575)	$(45,552)	$(23,150)

The above pro forma information includes pro forma adjustments to remove the effect of merger expenses recognized in the results of operations of the Company during the three and six months ended June 30, 2022 of $3,078 and $3,096, respectively.

As of the date of the acquisition, the Company expected to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition-related costs are expensed as incurred and are recorded within general and administrative expenses on the consolidated statements of operations. Acquisition-related costs were $3,216 and $3,274 during the three and six months ended June 30, 2022, respectively.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

	June 30, 2022	December 31, 2021	Useful Lives
Internal use software	$874	$600	3 years
Capitalized engineering costs	237	237	Indefinite
Trade name	4,852	340	1.5 years
Customer relationships	45,810	1,677	5.6 years
Favorable leases	250	272	1.6 years
Internally developed technology	3,207	1,148	3 years
Non-compete agreements	22,425	139	2 years
	77,655	4,413
Less: accumulated amortization	(2,243)	(958)
Intangible assets, net	$75,412	$3,455

The following represents the change in goodwill during the six months ended June 30, 2022:

Beginning balance - January 1, 2022	$19,390
Acquisition of Electric Blue	10,545
Acquisition of SemaConnect	127,567
Effect of translation adjustments	(1,410)
Ending balance - June 30, 2022	$156,092

Changes in the balance of intangible assets and goodwill reflected on the balance sheet include the impact of the change in foreign currency exchange rates. See Note 4 - Business Combinations for additional details.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

	June 30, 2022	December 31, 2021
	(unaudited)
Accrued host fees	$130	$130
Accrued professional, board and other fees	465	543
Accrued wages	3,943	2,678
Accrued commissions	606	144
Warranty payable	43	10
Accrued income, property and sales taxes payable	525	462
Accrued issuable equity	758	454
Accrued purchases	635	117
Finance lease payable	296	-
Internal use software liability	365	383
Other accrued expenses	1,187	757
Total accrued expenses	$8,953	$5,678

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

7. STOCKHOLDERS’ EQUITY

COMMON STOCK

During the six months ended June 30, 2022, the Company issued an aggregate of 19,942 shares of common stock pursuant to exercises of warrants to purchase an aggregate of 19,942 shares of common stock for aggregate net proceeds of $82.

During the six months ended June 30, 2022, the Company issued an aggregate of 5,955 shares of common stock pursuant to exercises of warrants to purchase an aggregate of 5,955 shares of common stock for aggregate net proceeds of $10.

During the six months ended June 30, 2022, the Company issued an aggregate of 144,497 shares of common stock for services to employees and consultants with an aggregate issuance date fair value of $331.

See Note 4 – Business Combinations – Electric Blue Limited Acquisition and SemaConnect Acquisition for additional information of common stock issued as partial consideration for acquisitions.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three and six months ended June 30, 2022 of $1,027 and $2,989, respectively, which is included within compensation expense on the condensed consolidated statements of operations. The Company recognized stock-based compensation expense related to common stock and stock options for the three and six months ended June 30, 2021 of $3,670 and $4,084, respectively, As of June 30, 2022, there was $5,444 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 2.81 years.

8. RELATED PARTY TRANSACTIONS

See Note 11 – Commitments and Contingencies – Purchase Commitments for disclosure of a commitment made to a related party.

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. Subsequently, two of the three Cyprus entities exited from the Entity. Pursuant to the agreement, the Company is not required to fund operating losses. The Company owns 40% of the Entity while another entity owns 60% of the Entity. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which started operations in the Greek EV market. There are currently no plans for the Company to make any capital contributions or investments. During the three and six months ended June 30, 2022, the Company recognized sales of $0 and $68, respectively, and $315 and $791 during the three and six months ended June 30, 2021, respectively, to Hellas. As of June 30, 2022 and December 31, 2021, the Company had a receivable from Hellas of approximately $0 and $6, respectively. The Company determined that the Entity is a variable interest entity, however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through June 30, 2022, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the three and six months ended June 30, 2022 and 2021.

BLUE CORNER

As of June 30, 2022, three senior management employees at the recently acquired entity Blue Corner had an ownership interest in a major supplier of charging equipment for Blue Corner. As of June 30, 2022 and December 31, 2021, the Company owed approximately $502 and $800 to this supplier, respectively. During the six months ended June 30, 2022, the Company purchased approximately $2,648 of inventory from this supplier.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

9. LEASES

As of June 30, 2022, the Company had $860 of right of use assets that were classified as a financing leases for vehicles associated with the operations of Blink Mobility are included as a component of property and equipment on the condensed consolidated balance sheet as of June 30, 2022. The duration of the leases are three years and the Company is expected to pay approximately $1,020 throughout the term.

Total operating lease expenses for the three and six months ended June 30, 2022 were $175 and $343, respectively, and for the three and six months ended June 30, 2021 were $128 and $298, respectively, which were recorded in other operating expenses on the condensed consolidated statements of operations.

During the three and six months ended June 30, 2022, the Company recorded $14 of interest expense related to finance leases, which were recorded within interest expense on the condensed consolidated statements of operations. During the three and six months ended June 30, 2022, the Company recorded amortization expense of $181 related to finance leases. Finance lease liabilities are included within accrued expenses and other liabilities on the condensed consolidated balance sheet as of June 30, 2022.

Supplemental cash flows information related to leases was as follows:

	For The Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$146	$274
Financing cash flows from finance leases	$71	$-

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$258	$1,358
Finance leases	$931	$-

Weighted Average Remaining Lease Term
Operating leases	3.53	5.79
Finance leases	2.75	-

Weighted Average Discount Rate
Operating leases	3.8%	4.9%
Finance leases	6.2%	-%

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

9. LEASES – CONTINUED

Future minimum payments under non-cancellable leases as of June 30, 2022 were as follows:

For the Years Ending December 31,	Operating Lease	Finance Lease
2022	$1,491	$340
2023	722	340
2024	479	255
2025	347	-
2026	305	-
Thereafter	198	-
Total future minimum lease payments	3,542	935
Less: imputed interest	(237)	(75)
Total	$3,305	$860

10. FAIR VALUE MEASUREMENT

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$39	$-	$39
Total assets	$-	$39	$-	$39

Liabilities:
Common stock liability	$710	$-	$-	$710
Contingent consideration	-	-	3,514	3,514
Warrant liability	-	-	47	47
Total liabilities	$710	$-	$3,561	$4,272

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$58	$-	$58
Total assets	$-	$58	$-	$58

Liabilities:
Common stock liability	$364	$-	$-	$364
Warrant liability	-	-	159	159
Total liabilities	$364	$-	$159	$523

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

10. FAIR VALUE MEASUREMENT– CONTINUED

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Contingent Consideration
Beginning balance as of January 1, 2022	$-
Contingent consideration assumed in Electric Blue acquisition	3,400
Change in fair value of contingent consideration	114
Ending balance as of June 30, 2022	$3,514

Warrant Liability
Beginning balance as of January 1, 2022	$90
Change in fair value of warrant liability	(43)
Ending balance as of June 30, 2022	$47

11. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

As of June 30, 2022, the Company had purchase commitments of approximately $41,127 of which, approximately $10,772 is with a related party, which will become payable upon the suppliers’ delivery of the charging stations and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12-24 months.

LITIGATION AND DISPUTES

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit and on December 21, 2020 the court appointed Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs. The Co-Lead Plaintiffs filed an Amended Complaint on February 19, 2021. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020. On April 20, 2021, Blink and the other defendants filed a motion to dismiss the Amended Complaint, which has now been fully briefed and is ready for review. On April 7, 2022, the court held oral argument on the motion to dismiss, but did not issue a decision. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of June 30, 2022 as it determined that any such loss contingency was either not probable or estimable.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

11. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

On September 15, 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserts that the Director defendants caused Blink to make the statements that are at issue in the securities class action and, as a result, the Company will incur costs defending against the consolidated Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserts claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he seeks damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. The parties agreed to temporarily stay the Klein Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. On June 17, 2022, the court substituted the executrix of Klein’s estate as the plaintiff. The Company has not recorded an accrual related to this matter as of June 30, 2022 as it determined that any such loss contingency was either not probable or estimable.

On December 23, 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants sued in the Klein Lawsuit and asserting similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). On February 17, 2021, the parties agreed to consolidate the Klein and Bhatia actions, which the court consolidated under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The parties also agreed to keep in place the temporary stay. The court subsequently vacated the consolidation order and explained the parties should first file a motion to transfer, which the parties have done. On June 22, 2022, the court re-consolidated the Klein and Bhatia actions and reinstated the temporary stay. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of June 30, 2022 as it determined that any such loss contingency was either not probable or estimable.

On February 12, 2021, another shareholder derivative lawsuit, captioned Wolery (derivatively on behalf of Blink Charging Co.) v. Buffalino et al., Case No. A-21-829395-C, was filed in the Eighth Judicial District Court in Clark County, Nevada seeking to pursue claims belonging to the Company against Blink’s Board of Directors (the “Wolery Lawsuit”). Blink is named as a nominal defendant. The Wolery complaint alleges that the amount of restricted stock awarded to Blink’s outside directors in December 2020 exceeded the amounts permitted by Blink’s incentive compensation plan. The complaint asks the court to rescind the excess restricted stock awards, as well as other relief. On September 15, 2021, the parties entered into a term sheet in which they agreed to settle the claims subject to the court’s approval. On April 18, 2022, the court signed a final judgment approving the settlement and dismissing the lawsuit with prejudice. As a result of the settlement, the Company has agreed to make certain changes to its compensation practices for its directors and officers, including, among other things, eliminating the practice of making cash payments to directors to cover expected income taxes on stock grants and placing a $200 annual limit for two years on the combined stock and cash Awards to outside directors. The defendants did not admit any liability or wrongdoing in the settlement and will not make any cash payment as part of the settlement, but the Company will be responsible for paying the costs to give notice of the settlement to the Company’s shareholders and to pay $190 in attorney’s fees to the plaintiff’s counsel which was paid in April 2022.

On February 7, 2022, another shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in the Eighth Judicial District Court in Clark County, Nevada, seeking to pursue claims belonging to the Company against six of Blink’s directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The complaint filed in the McCauley Lawsuit asserts similar allegations to the Klein Lawsuit relating to the statements at issue in the securities class action and asserts claims for breach of fiduciary duty and unjust enrichment. The McCauley Lawsuit seeks both injunctive and monetary relief from the individual defendants, as well as an award of attorneys’ fees and costs. On March 29, 2022, the Nevada court approved the parties’ stipulation to temporarily stay the McCauley Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. The Company has not recorded an accrual related to this matter as of June 30, 2022 as it determined that any such loss contingency was either not probable or estimable.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

11. COMMITMENTS AND CONTINGENCIES – CONTINUED

WARRANTY

The Company estimates an approximate cost of $368 to repair deployed chargers, which the Company owns as of June 30, 2022.

CHARGING NETWORK UPGRADES

As electric vehicle charging requirements and technologies change, driven by federal, state or local regulatory authorities or by electric vehicle manufacturers or other technology or services providers for the charging station industry, in particular cellular connectivity technology, the Company may need to upgrade or adapt its charging station products or introduce new products in order to serve new vehicles, conform to new standards, or adapt new technologies to serve existing customers or new customers at substantial research, development, and network upgrades costs. During 2021, many cellular technology providers announced they will require the upgrade from 2G/3G connectivity to 4G LTE during 2022 (the “Upgrade”). As of June 30, 2022, the remaining cost for the Upgrade is approximately $1,200 for certain of the Company’s owned and operated EV charging stations. During the six months ended June 30, 2022, the Company incurred $1,313 related to these upgrades.

EMPLOYMENT AGREEMENT

Mahi Reddy, is the Chief Executive Officer of SemaConnect, LLC, a Blink Charging company, our wholly owned subsidiary (“SemaConnect”), which we formed in connection with our recent acquisition of SemaConnect, Inc., as previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2022. Mr. Reddy founded SemaConnect, Inc. in October 2007 and served as a director and its Chief Executive Officer until the closing of our acquisition of the company. Mr. Reddy co-founded CBay Systems Ltd., a healthcare business process outsourcing company, and served as its Chief Operating Officer and President from August 1998 to September 2008. Mr. Reddy received a B.A. degree from St. Joseph’s College in Bangalore, India.

In connection with the SemaConnect acquisition, Mahi Reddy entered into an employment offer letter (the “Offer Letter”) on June 15, 2022 with our SemaConnect subsidiary setting forth the terms of his employment and compensation. Mr. Reddy’s term of employment with SemaConnect is for one year, and we have the right to either (i) renew his term of employment with SemaConnect for an additional one-year term or (ii) offer him a new position as a service provider on terms to be negotiated at such time. In accordance with the Offer Letter, Mr. Reddy receives a base salary of $31,250 per month ($375,000 annually) and is eligible to receive an annual bonus in an amount of up to 50% of his base salary, to be paid based on achieving Key Performance Indicators (“KPIs”) to be established by SemaConnect in collaboration with Mr. Reddy.

Mr. Reddy is also entitled to receive equity awards in the form of restricted common stock of our company (“RCSs”) with an aggregate annual value of up to 50% of his base salary, subject to adjustment from time to time, under our 2018 Incentive Compensation Plan (the “Plan”). The RCSs would vest in equal one-third increments on each anniversary of the date of grant, provided that Mr. Reddy (i) is employed by SemaConnect on each such date and (ii) satisfies the KPIs and other performance criteria established by the Plan.

Additionally, Mr. Reddy is entitled to certain severance benefits upon the occurrence of one of the following events: (i) we do not elect to renew Mr. Reddy’s employment with SemaConnect or offer him a position as a service provider (a “Non-renewal Trigger Event”) or (ii) SemaConnect terminates Mr. Reddy’s employment without cause (a “Termination Trigger Event”). Upon a Non-renewal Trigger Event, Mr. Reddy is entitled to three months of his base salary. Upon a Termination Trigger Event, Mr. Reddy is entitled to his base salary for an additional number of months equal to the number of months he was employed with SemaConnect, not to exceed 12 months.

12. SUBSEQUENT EVENTS

EQUITY AWARDS

On July 29, 2022, Michael D. Farkas, the Company’s Chairman and Chief Executive Officer, and other senior executives of the company who are responsible for the acquisition and integration of SemaConnect, at the discretion of Mr. Farkas, were granted one-time performance-based restricted stock awards under the Company’s 2018 Incentive Compensation Plan. A total number of 590,458 shares of common stock, with a market value on the grant date of $12.5 million, were awarded to the executives. The agreements provide that Messrs. Farkas, Brendan S. Jones, President, Michael P. Rama, Chief Financial Officer, Aviv Hillo, General Counsel, and Harjinder Bhade, Chief Technology Officer, will each receive 472,367, 47,237, 23,618, 23,618 and 23,618 shares of common stock, respectively.

The awards of performance-based restricted stock are intended to provide an appropriate incentive structure for the executive management team of our company to integrate and commercialize the SemaConnect acquisition given the transformational nature of the acquisition in a way that is aligned with stockholder interests. The awards of these performance-based restricted stock become vested based on a series of six performance hurdles that must be achieved before the third anniversary of the grants, as described in greater detail below.

In addition to the closing of the SemaConnect acquisition with certain cost savings as the initial 20% vesting event, the vesting of the remaining 80% of the restricted stock is generally determined based on the (i) integration of SemaConnect’s hardware and software platforms, (ii) integration of its business processes, (iii) integration of its human capital processes, (iv) delivery and execution of a product rationalization roadmap and new productionready units for UL certification, and (v) our common stock’s closing price reaching on average for a period of ten consecutive trading days a price of $23.78, which is 50% over the price paid by us to SemaConnect shareholders in the acquisition, in each case without regard to the order of achieving the foregoing hurdles. The Board has discretion to determine when each performance hurdle has been achieved and to accelerate awards pursuant to the program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” and the “Company”) as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

As of June 30, 2022, we sold or deployed 51,073 chargers , of which 37,184 were in Blink’s networks (21,097 Level 2 publicly accessible commercial chargers, 14,485 Level 2 private commercial chargers, 303 DC Fast Charging EV publicly accessible chargers, 129 DC Fast Charging EV private chargers, and 1,170 residential Level 2 Blink EV chargers, included herein are 2,480 chargers pending to be commissioned), and the remaining 13,889 were non-networked, on other networks or international sales or deployments (826 Level 2 commercial chargers, 48 DC Fast Charging chargers, 10,206 residential Level 2 Blink EV chargers, 1,783 sold to other US Networks, 946 sold internationally and 80 deployed internationally). Charger units herein are net of swap-out or replacement units.

As reflected in our unaudited condensed consolidated financial statements as of June 30, 2022, we had a cash balance of $85,136, working capital of $84,801, and an accumulated deficit of $280,234. During the three and six months ended June 30, 2022, we incurred net losses of $22,621 and $37,764, respectively. We have not yet achieved profitability.

Recent Developments

2022 Acquisitions

SemaConnect

On June 15, 2022, we completed the acquisition of SemaConnect, Inc., a Delaware corporation (“SemaConnect”) pursuant to an Agreement and Plan of Merger, dated as of June 13, 2022 (“Acquisition Agreement”), by and among the Company, Blink Sub I Corp., Blink Sub II LLC, SemaConnect and Shareholder Representative Services LLC (solely in its capacity as the stockholders’ representative). Upon consummation of the acquisition, SemaConnect became a wholly owned subsidiary of the Company. SemaConnect is a leading provider of EV charging infrastructure solutions in North America.

The aggregate fair purchase price is $200,573, which includes excess working capital of $1,229 and closing date cash of $3,639. The consideration paid in the acquisition consisted of: (a) $86,736 in cash, (i) $46,136 of which was paid at the closing of the Acquisition Agreement (“Closing”) and (ii) the remaining $40,600 is payable (bearing interest at 7%) until not earlier than nine months following the Closing and not later than three years following the Closing; and (b) 7,454,975 shares of the Company’s common stock (the “Stock Payment”) with a fair value of $113,837. Included in the cash consideration is $8,103 related to payments due to stock option holders of SemaConnect. Subsequent to the acquisition date, payments to the stock option holder were made after the stock option holder signed an option cash-out agreement. As of June 30, 2022, there was an unpaid balance of $4,058 which is classified as restricted cash on condensed consolidated balance sheet as of June 30, 2022, all of which was paid during July 2022.

Electric Blue Limited

On April 22, 2022, pursuant to a Sale and Purchase Agreement dated April 22, 2022, we acquired, through our Dutch subsidiary, Blink Holdings B.V., all of the outstanding capital stock of Electric Blue Limited, a private company limited by shares and registered in England and Wales (“EB”), from its shareholders. Headquartered in St. Albans, United Kingdom, EB is a leading, independently-owned provider of electric vehicle charging and sustainable energy solutions and technologies. EB works with local authorities and businesses to create the infrastructure the United Kingdom needs to meet the 2050 net zero emissions target and prepare for the 2030 ban on the sale of new petrol and diesel cars and vans.

The fair values purchase price for the acquisition of all of EB’s outstanding capital stock is $18,903 , consisting of $12,651 in cash, and 152,803 of the Company’s common stock (the “Consideration Shares”) with a fair value of $2,852.

In addition, provided EB reaches specified gross revenue or new EV charger installation targets over the three years post-closing, the Company also agreed to issue up to approximately $6,400 in additional shares of its common stock to EB shareholders (the “Contingent Consideration”). The Contingent Consideration was recorded at an estimated fair value of $3,400. As of June 30, 2022, the estimated fair value of the Contingent Consideration was $3,514. Of the purchase price to be issued to the EB shareholders at closing, approximately $650 in cash and 25,466 shares of common stock are being held in escrow accounts for periods of 12 months (cash escrow) and 18 months

New Product and Service Offerings

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

Letter of Intent

On April 19, 2022, the Company signed a non-binding letter of intent with a U.S. privately-held company (the “Target”) providing for the possible purchase by the Company of all of the outstanding shares of the Target from its shareholders in consideration for cash, a note and, under certain circumstances, shares of common stock of a subsidiary of the Company or, if such subsidiary’s shares are not publicly-traded, common stock of the Company. In addition, in the letter of intent, the Company agreed to extend a loan of $1,250 to the Target (the “Loan”), in which $1,000 was loaned by the Company during second quarter of 2022 and $250 was loaned in July 2022 pursuant to a 6% Secured Convertible Promissory Note signed by the Target. Under the terms of the Loan, if the Company proceeds with the possible stock purchase of the Target, the principal and accrued interest amount under the Loan will be deducted from the cash consideration paid to the Target’s shareholders at closing. If, however, the Company determines not to proceed with the possible stock purchase of the Target, the Loan will continue to accrue 6% interest per annum, and mature on the earliest of (i) a “Change of Control” (as defined); (ii) the closing of the next investment round by the Target; (iii) an Event of Default (as defined); or (iv) May 1, 2027.

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

Consolidated Results of Operations

	For The Three Months Ended		For the Six Months Ended
	June 30,		June 30,		3 Months		6 Months
	2022	2021	2022	2021	Difference $	Difference %	Difference $	Difference %

Revenues:
Product sales	$8,828	$3,267	$16,880	$4,938	$5,561	170%	$11,942	242%
Charging service revenue - company-owned charging stations	1,494	586	2,601	768	908	155%	1,833	239%
Network fees	472	106	633	216	366	345%	417	193%
Warranty	99	19	166	31	80	421%	135	435%
Grant and rebate	125	74	200	224	51	69%	(24)	-11%
Ride-sharing services	279	189	518	235	90	48%	283	120%
Other	189	114	288	175	75	66%	113	65%

Total Revenues	11,486	4,355	21,286	6,587	7,131	164%	14,699	223%

Cost of Revenues:
Cost of product sales	6,369	2,365	12,471	3,483	4,004	169%	8,988	258%
Cost of charging services - company-owned charging stations	351	60	534	110	291	485%	424	385%
Host provider fees	821	140	1,372	267	681	486%	1,105	414%
Network costs	182	94	416	173	88	94%	243	140%
Warranty and repairs and maintenance	523	196	634	457	327	167%	177	39%
Ride-sharing services	659	424	1,085	670	235	55%	415	62%
Depreciation and amortization	624	432	1,231	687	192	44%	544	79%

Total Cost of Revenues	9,529	3,711	17,743	5,847	5,818	157%	11,896	203%

Gross Profit	1,957	644	3,543	740	1,313	204%	2,803	379%

Operating Expenses:
Compensation	10,779	9,170	20,038	13,918	1,609	18%	6,120	44%
General and administrative expenses	9,002	2,532	13,429	4,117	6,470	256%	9,312	226%
Other operating expenses	4,138	1,287	7,080	2,437	2,851	222%	4,643	191%

Total Operating Expenses	23,919	12,989	40,547	20,472	10,930	84%	20,075	98%

Loss From Operations	(21,962)	(12,345)	(37,004)	(19,732)	(9,617)	78%	(17,272)	88%

Other (Expense) Income:
Interest (expense) income	(139)	(6)	(139)	9	(133)	2217%	(148)	-1644%
Loss on settlement	-	(1,000)	-	(1,000)	1,000	-100%	1,000	-100%
Loss on foreign exchange	(244)	(108)	(241)	(108)	(136)	126%	(133)	123%
Change in fair value of derivative and other liabilities	(73)	(1)	(73)	7	(72)	7200%	(80)	-1143%
Other (expense) income	(203)	1	(307)	1	(204)	-20400%	(308)	-30,800%

Total Other Expense	(659)	(1,114)	(760)	(1,091)	455	-41%	331	-30%

Net Loss	$(22,621)	$(13,459)	$(37,764)	$(20,823)	$(9,162)	62%	$(16,941)	81%

Three Months Ended June 30, 2022 Compared With Three Months Ended June 30, 2021

Revenues

Total revenue for the three months ended June 30, 2022 increased by $7,131, or 164%, to $11,486 compared to $4,355 during the three months ended June 30, 2021.

Revenue from product sales was $8,828 for the three months ended June 30, 2022 compared to $3,267 during the three months ended June 30, 2021, an increase of $5,561, or 170%. This increase was attributable to increased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2021 as well as product sales of $1,213 from EB which we acquired in April 2022 and $1,124 from SemaConnect which we acquired in June 2022.

Charging service revenue from Company-owned charging stations was $1,494 for the three months ended June 30, 2022 as compared to $586 for the three months ended June 30, 2021, an increase of $908, or 155%. The increase is due to the increase in utilization of chargers, an increased number of chargers on the Blink networks.

Network fee revenues were $472 for the three months ended June 30, 2022 compared to $106 for the three months ended June 30, 2021, an increase of $366, or 345%. The increase was attributable to increases in host owned units as well as billings and invoicing to Property Partners during the three months ended June 30, 2022 compared to the months ended June 30, 2021.

Warranty revenues were $99 for the three months ended June 30, 2022 compared to $19 for the three months ended June 30, 2021, an increase of $80 or 421%. The increase was primarily attributable to an increase in warranty contracts sold for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. As of June 30, 2022, we recorded a liability of $43 which represents the estimated cost of existing backlog of known warranty cases.

Grant and rebate revenues were $125 during the three months ended June 30, 2022, compared to $74 during the three months ended June 30, 2021, an increase of $51, or 69%. The increase in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the three months ended June 30, 2022 and 2021.

Ride-sharing services revenues were $279 during the three months ended June 30, 2022 compared to $189 during the three months ended June 30, 2021, an increase of $90 or 48%. These revenues are derived from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020.

Other revenue increased by $75 to $189 for the three months ended June 30, 2022 as compared to $114 for the three months ended June 30, 2021. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the three months ended June 30, 2022 compared to the same period in 2021. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended June 30, 2022 were $9,529 as compared to $3,711 for the three months ended June 30, 2021, an increase of $5,818, or 157%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of product sales increased by $4,004, or 169%, from $2,365 for the three months ended June 30, 2021 as compared to $6,369 for the three months ended June 30, 2022. The increase was primarily due to the increase in product sales of commercial chargers, DC fast chargers and home residential chargers during the three months ended June 30, 2022 compared to the same period in 2021 as well as cost of product sales of $794 from EB which we acquired in April 2022 and $533 from SemaConnect which we acquired in June 2022.Furthermore, three months ended June 30, 2022 included an increase in the provision for excess and obsolete inventory of $82 compared to $109 during the three months ended June 30, 2021.

Cost of charging services-company-owned charging stations (electricity reimbursements) increased by $291 to $351 for the three months ended June 30, 2022 as compared to $60 for the three months ended June 30, 2021. The increase in 2022 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $681, or 486%, to $821 during the three months ended June 30, 2022 as compared to $140 during the three months ended June 30, 2021. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements, as well as a reduction in utilization during 2021 due to COVID-19.

Network costs increased by $88 or 94%, to $182 during the three months ended June 30, 2022 as compared to $94 during the three months ended June 30, 2021. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system as compared to the same period in 2021.

Warranty and repairs and maintenance costs increased by $327, or 167%, to $523 during the three months ended June 30, 2022 from $196 during the three months ended June 30, 2021. The increase in 2022 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases. As of June 30, 2022, we recorded a liability of $43 which represents the estimated cost of existing backlog of known warranty cases.

Cost of ride-sharing services was $659 during the three months ended June 30, 2022 compared to $424 during the 2021 period, an increase of $235, which was due to increase in operating expenses as a result of an increase in vehicles used in this operation. These costs are from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020.

Depreciation and amortization expense increased by $192, or 44%, to $624 for the three months ended June 30, 2022 as compared to $432 for the three months ended June 30, 2021. The increase in depreciation expense was attributable to an increase in the number of EV charging stations and vehicles associated with the ride-share services.

Operating Expenses

Compensation expense increased by $1,609, or 18%, to $10,779 (consisting of approximately $9,800 of cash compensation and benefits and approximately $1,000 of non-cash compensation) for the three months ended June 30, 2022. Compensation expense was $9,170 (consisting of approximately $5,600 of cash compensation and benefits and approximately $3,600 of non-cash compensation) for the three months ended June 30, 2021. The increase in compensation expense for the three months ended June 30, 2022 compared to the same period in 2021 was primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated domestic and international growth of the Company. In addition, compensation expense during the three months ended June 30, 2022 compared to the same period in 2021 increased due to additional personnel in conjunction with the acquisitions of SemaConnect and EB during the second quarter of 2022.

General and administrative expenses increased by $6,470, or 256%, to $9,002 for the three months ended June 30, 2022 as compared to $2,532 for the three months ended June 30, 2021. The increase was attributable to increases in accounting, legal, investor relations, marketing, consulting and other professional service expenditures of $2147. Furthermore, general and administrative expenses increased/ due to increases in amortization expense of $1,577 related to the new acquisitions of SemaConnect and EB during the second quarter of 2022. Also contributing to the increase in general and administrative expenses were acquisition-related expenses of $3,216 related to the 2022 acquisitions of SemaConnect and EB.

Other operating expenses increased by $2,851, or 222%, to $4,138 for the three months ended June 30, 2022 from $1,287 for the three months ended June 30, 2021. The increase was attributable to increases in insurance, software licensing, annual shareholder’s meeting, hardware and software development costs and property/use tax expenditures of $1,222. Furthermore, increases in travel and vehicle expenses of $454, contributed to the increase in other operating expenses for the three months ended June 30, 2022 compared to the same period in 2021. Also contributing to the increase in other operating expenses were operating expenditures related to the 2022 acquisitions of SemaConnect and EB. During the three months ended June 30, 2022, we incurred expenses of $972 related to the network upgrade to certain of the Company’s EV charging stations.

Other Expense

Other expense decreased by $455 or 41%, to $659 for the three months ended June 30, 2022 as compared to $1,114 for the three months ended June 30, 2021.

Net Loss

Our net loss for the three months ended June 30, 2022 increased by $9,162, or 68%, to $22,621 as compared to $13,459 for the three months ended June 30, 2021. The increase was primarily attributable to an increase in compensation expense, general and administrative expenses and expenses associated with the acquisitions of SemaConnect and EB during the three months ended June 30, 2022.

Total Comprehensive Loss

Our total comprehensive loss for the three months ended June 30, 2022 was $24,893 whereas our total comprehensive loss for the three months ended June 30, 2021 was $13,834.

Six Months Ended June 30, 2022 Compared With Six Months Ended June 30, 2021

Revenues

Total revenue for the six months ended June 30, 2022 increased by $14,699, or 223%, to $21,286 compared to $6,587 during the six months ended June 30, 2021.

Revenue from product sales was $16,880 for the six months ended June 30, 2022 compared to $4,938 during the six months ended June 30, 2021, an increase of $11,942, or 242%. This increase was attributable to increased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2021 as well as product sales of $1,211 from EB which we acquired in April 2022 and $1,124 from SemaConnect which we acquired in June 2022.

Charging service revenue from Company-owned charging stations was $2,601 for the six months ended June 30, 2022 as compared to $768 for the six months ended June 30, 2021, an increase of $1,833, or 239%. The increase is due to the increase in utilization of chargers, an increased number of chargers on the Blink networks.

Network fee revenues were $633 for the six months ended June 30, 2022 compared to $216 for the six months ended June 30, 2021, an increase of $417, or 193%. The increase was attributable to increases in host owned units as well as billings and invoicing to Property Partners during the six months ended June 30, 2022 compared to the months ended June 30, 2021.

Warranty revenues were $166 for the six months ended June 30, 2022 compared to $31 for the six months ended June 30, 2021, an increase of $135 or 435%. The increase was primarily attributable to an increase in warranty contracts sold for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. As of June 30, 2022, we recorded a liability of $43 which represents the estimated cost of existing backlog of known warranty cases.

Grant and rebate revenues were $200 during the six months ended June 30, 2022, compared to $224 during the six months ended June 30, 2021, a decrease of $24, or 11%. The decrease in 2022 in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the six months ended June 30, 2022 and 2021.

Ride-sharing services revenues were $518 during the six months ended June 30, 2022 compared to $235 during the six months ended June 30, 2021, an increase of $283 or 120%. These revenues are derived from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020.

Other revenue increased by $113 to $288 for the six months ended June 30, 2022 as compared to $175 for the six months ended June 30, 2021. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the six months ended June 30, 2022 compared to the same period in 2021. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the six months ended June 30, 2022 were $17,743 as compared to $5,847 for the six months ended June 30, 2021, an increase of $11,896 or 203%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of product sales increased by $8,988, or 258%, from $3,483 for the six months ended June 30, 2021 as compared to $12,471 for the six months ended June 30, 2022. The increase was primarily due to the increase in product sales of commercial chargers, DC fast chargers and home residential chargers during the six months ended June 30, 2022 compared to the same period in 2021 as well as cost of product sales of $794 from EB which we acquired in April 2022 and $533 from SemaConnect which we acquired in June 2022. Furthermore, six months ended June 30, 2022 included an increase in the provision for excess and obsolete inventory of $203 compared to a reduction of $191 during the six months ended June 30, 2021.

Cost of charging services-company-owned charging stations (electricity reimbursements) increased by $424 to $534 for the six months ended June 30, 2022 as compared to $110 for the six months ended June 30, 2021. The increase in 2022 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $1,105, or 414%, to $1,372 during the six months ended June 30, 2022 as compared to $267 during the six months ended June 30, 2021. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements, as well as a reduction in utilization during 2021 due to COVID-19.

Network costs increased by $243 or 140%, to $416 during the six months ended June 30, 2022 as compared to $173 during the six months ended June 30, 2021. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system as compared to the same period in 2021.

Warranty and repairs and maintenance costs increased by $177 or 39%, to $634 during the six months ended June 30, 2022 from $457 during the six months ended June 30, 2021. The increase in 2022 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases. As of June 30, 2022, we recorded a liability of $43 which represents the estimated cost of existing backlog of known warranty cases.

Cost of ride-sharing services was $1,085 during the six months ended June 30, 2022 compared to $670 during the 2021 period, the increase was due to an increase in operating expenses as a result of an increase in vehicles used in this operation. These costs are from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020.

Depreciation and amortization expense increased by $544, or 79%, to $1,231 for the six months ended June 30, 2022 as compared to $687 for the six months ended June 30, 2021. The increase in depreciation expense was attributable to an increase in the number of EV charging stations and vehicles associated with the ride-share services.

Operating Expenses

Compensation expense increased by $6,120, or 44%, to $20,038 (consisting of approximately $17,000 of cash compensation and benefits and approximately $3,000 of non-cash compensation) for the six months ended June 30, 2022. Compensation expense was $13,918 (consisting of approximately $9,900 of cash compensation and benefits and approximately $4,000 of non-cash compensation) for the six months ended June 30, 2021. The increase in compensation expense for the three months ended June 30, 2022 compared to the same period in 2021 was primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated domestic and international growth of the Company. In addition, compensation expense during the three months ended June 30, 2022 compared to the same period in 2021 increased due to additional personnel in conjunction with the acquisitions of SemaConnect and EB during the second quarter of 2022.

General and administrative expenses increased by $9,312, or 226%, to $13,429 for the six months ended June 30, 2022 as compared to $4,117 for the six months ended June 30, 2021. The increase was attributable to increases in accounting, legal, investor relations, marketing, consulting and other professional service expenditures of $6,131. Furthermore, general and administrative expenses increased due to increases in amortization expense of $1,910 primarily related to the new acquisitions of SemaConnect and EB during the second quarter of 2022. Also contributing to the increase in general and administrative expenses were acquisition-related expenses of $3,274 related to the 2022 acquisitions of SemaConnect and EB.

Other operating expenses increased by $4,643, or 191%, to $7,080 for the six months ended June 30, 2022 from $2,437 for the six months ended June 30, 2021. The increase was attributable to increases in insurance, software licensing, annual shareholder’s meeting, hardware and software development costs and property/use tax expenditures of $3,412. Furthermore, increases in travel and vehicle expenses of $756, contributed to the increase in other operating expenses for the six months ended June 30, 2022 compared to the same period in 2021. Also contributing to the increase in other operating expenses were operating expenditures related to the 2022 acquisitions of SemaConnect and EB. During the six months ended June 30, 2022, we incurred expenses of $1,313 related to the network upgrade to certain of the Company’s EV charging stations.

Other Expense

Other expenses decreased by $331, or 30%, to $760 for the six months ended June 30, 2022 as compared to $1,091 for the six months ended June 30, 2021.

Net Loss

Our net loss for the six months ended June 30, 2022 increased by $16,941, or 81%, to $37,764 as compared to $20,823 for the six months ended June 30, 2021. The increase was primarily attributable to an increase in compensation expense, general and administrative expenses and expenses associated with the acquisitions of SemaConnect and EB during the six months ended June 30, 2022.

Total Comprehensive Loss

Our total comprehensive loss for the six months ended June 30, 2022 was $40,642 whereas our total comprehensive loss for the six months ended June 30, 2021 was $21,254.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2022	December 31, 2021
	(unaudited)

Cash	$85,136	$174,795

Working Capital	$84,801	$176,303

Notes Payable (Gross)	$775	$10

During the six months ended June 30, 2022, we financed our activities from proceeds derived from debt and equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the six months ended June 30, 2022 and 2021, we used cash of $30,986 and $20,945, respectively, in operations. Our cash use for the six months ended June 30, 2022 was primarily attributable to our net loss of $37,764, adjusted for net non-cash expenses in the aggregate amount of $7,629, and $851 of cash used to fund changes in the levels of operating assets and liabilities. Our cash used for the six months ended June 30, 2021 was primarily attributable to our net loss of $20,823, adjusted for net non-cash expenses in the aggregate amount of $6,227, and $6,349 of net cash used in changes in the levels of operating assets and liabilities.

During the six months ended June 30, 2022, net cash used in investing activities was $52,233, of which, $38,338 was used as cash consideration for SemaConnect (net of cash acquired), $11,360 was used as cash consideration for Electric Blue (net of cash acquired) $288 was related to the payment of engineering costs that were capitalized, and $2,247 which was used to purchase charging stations and other fixed assets. During the six months ended June 30, 2021, net cash used in investing activities was $81,458, of which, $58,013 was provided in connection with the purchase of marketable securities and $ $4,553 was provided by the sale of marketable securities, $22,985 was used as cash consideration for the acquisition of Blue Corner, $243 was provided by the net cash acquired from Blue Corner and $5,019 was used to purchase charging stations and other fixed assets. $237 was related to the payment of engineering costs that were capitalized.

During the six months ended June 30, 2022, cash used in financing activities was $214, of which, $92 was provided by the exercise of warrants and options, offset by $235 used to pay down our liability in connection with internal use software and $71 was used to pay down our finance lease liability. During the six months ended June 30, 2021, cash provided in financing activities was $222,721, of which, $221,333 was provided by the sale of common stock in a public offering, $1,427 was provided by the exercise of warrants, which was partially offset by $39 used to pay down our liability in connection with internal use software.

As of June 30, 2022, we had cash and cash equivalent, working capital and an accumulated deficit of $85,136, $84,801 and $280,234, respectively. During the three and six months ended June 30, 2022, we had a net loss of $22,621 and $37,764, respectively.

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

As EV charging requirements and technologies change, driven by federal, state or local regulatory authorities or by EV manufacturers or other technology or services providers for the charging station industry, in particular cellular connectivity technology, we may need to upgrade or adapt our charging station products or introduce new products in order to serve new vehicles, conform to new standards, or adapt new technologies to serve existing customers or new customers at substantial research, development, and network upgrades costs. During 2021, many cellular technology providers announced they will require the upgrade from 2G/3G connectivity to 4G LTE during 2022 (the “Upgrade”). As of June 30, 2022, the remaining cost for the Upgrade is approximately $1,200 for certain of the Company’s owned and operated EV charging stations. During the six months ended June 30, 2022, the Company incurred $1,313 related to these upgrades.

Contractual Obligations and Commitments

We entered into purchase commitments that include purchase orders and agreements in the normal course of business with contract manufacturers, parts manufacturers, vendors for research and development services and outsourced services. As of June 30, 2022, we had purchase commitment of approximately $41,000 of which approximately $11,000 is with a related party, which will become payable upon the suppliers’ delivery of the charging stations, services and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12-24 months.

Furthermore, the Company has operating and finance lease obligations over the next five years of approximately $4,100. These operating and finance lease obligations are primarily related to corporate office space, warehousing, parking spaces related to our ride-sharing services and vehicles.

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

Revenue Recognition

We recognize revenue primarily from five different types of contracts:

●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer or upon installation of chargers for which we are contracted to perform.
●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Ride-sharing services – Primarily related to a ride-sharing services agreement with the City of Los Angeles, which allows customers the ability to rent electric vehicles through a subscription service. The Company recognizes revenue over the contractual period of performance of the subscription.
●	Other – Primarily related to charging service revenue from non-company-owned charging stations. Revenue is recognized from non-company-owned charging stations at the point when a particular charging session is completed in accordance with a contractual relationship between the Company and the owner of the station. Other revenues also comprises of revenues generated from alternative fuel credits.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both its revenue and its operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances, as of June 30, 2022. As our foreign operations expand, its results may be more materially impacted by fluctuations in the exchange rates of the currencies in which it does business. At this time, we do not enter into financial instruments to hedge its foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2021, under the heading “Management’s Report on Internal Control Over Financial Reporting” and that continued to exist as of June 30, 2022.

As part of its ongoing remediation initiative, and with the help of an outside firm, management has reviewed the design of management and analytical review controls associated with the financial close, revenue and inventory processes and has strengthened related compensating controls. We believe these actions are sufficient to remediate this material weakness. We will continue to test the operational effectiveness of the underlying controls during the third and fourth quarters of 2022.

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

Changes in Internal Control over Financial Reporting

Except the above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $22 million for the quarter ended June 30, 2022. As of June 30, 2022, we had net working capital of approximately $86 million and an accumulated deficit of approximately $279 million. We have not yet achieved profitability.

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

War, terrorism, other acts of violence or natural or man-made disasters may affect the markets in which the Company operates, the Company’s customers, and could have a material adverse impact on our business, results of operations, or financial condition.

The Company’s business may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease. Such events may cause customers to suspend their decisions on using the Company’s services, make it impossible for us to render our services, cause restrictions, and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to the Company’s personnel and to physical facilities and operations, which could materially adversely affect the Company’s financial results.

Further, the current Russia-Ukraine conflict has created extreme volatility in the global financial markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets and heightened volatility of commodity food prices. Any such volatility or disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy, capital markets or commodity food prices resulting from the conflict in Ukraine or any other geopolitical tensions

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2022, there have been no unregistered sales of equity securities that have not been previously disclosed in a Current Report on Form 8-K, except as described below:

During the six months ended June 30, 2022, the Company issued an aggregate of 19,942 shares of common stock pursuant to exercises of warrants to purchase an aggregate of 19,942 shares of common stock for aggregate net proceeds of $82.

During the six months ended June 30, 2022, the Company issued an aggregate of 5,955 shares of common stock pursuant to exercises of warrants to purchase an aggregate of 5,955 shares of common stock for aggregate net proceeds of $10.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Number	Exhibit Description

2.1	Sale and Purchase Agreement, dated April 22, 2022, between the Shareholders of Electric Blue Limited, and Blink Holdings B.V. and Blink Charging Co.	8-K	2.1	04/26/2022
2.2	Agreement and Plan of Merger, dated as of June 13, 2022, by and among Blink Charging Co., Blink Sub I Corp., Blink Sub II LLC, SemaConnect, Inc. and Shareholder Representative Services LLC (solely in its capacity as the stockholders’ representative).	8-K	2.1	6/14/2022
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.3	Certificate of Designations for Series D Preferred Stock	8-K	3.1	02/21/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
4.1	Warrant Agency Agreement by and between the Company and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering	8-K	4.1	02/21/2018
4.2	Form of Common Stock Purchase Warrant dated April 9, 2018	8-K	4.1	04/19/2018
4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.3	04/02/2020
10.1*	Employment Agreement, dated April 20, 2021, between Blink Charging Co. and Harjinder Bhade	8-K	10.20	04/29/2022
10.2	Employment Agreement, dated May 19, 2022, between Blink Charging Co. and Michael P. Rama.	8-K	10.1	05/24/2022
10.3	Employment Agreement, dated May 19, 2022, between Blink Charging Co. and Aviv Hillo.	8-K	10.2	05/24/2022
10.4	Form of Registration Rights Agreement, dated as of June 15, 2022, by and among Blink Charging Co., the equityholders of SemaConnect, Inc. listed on the signature pages thereto and each equityholder of SemaConnect, Inc. to which shares of Blink Charging Co. common stock are issued in connection with the Acquisition.	8-K	10.1	06/21/2022
10.5	Employment Offer Letter, dated as of June 15, 2022, between SemaConnect, LLC, a Blink Charging company, and Mahi Reddy.	8-K	10.2	06/21/2022
31.1	Rule 13a-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer				X
32.2**	Section 1350 Certification of Principal Financial Officer				X
101.INS	Inline XBRL Instance.				X
101.XSD	Inline XBRL Schema.				X
101.PRE	Inline XBRL Presentation.				X
101.CAL	Inline XBRL Calculation.				X
101.DEF	Inline XBRL Definition.				X
101.LAB	Inline XBRL Label.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2022	BLINK CHARGING CO.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

