Form 10-Q
period 2022-09-30
Blink Charging Co.
filed 2022-11-09
CIK 1429764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 7 2022, the registrant had 50,864,965 shares of common stock outstanding.

BLINK CHARGING CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$57,019	$174,795
Accounts receivable, net	18,752	6,346
Inventory, net	24,330	10,369
Prepaid expenses and other current assets	3,337	1,020

Total Current Assets	103,438	192,530
Restricted cash, non-current portion	70	81
Property and equipment, net	22,274	14,563
Operating lease right-of-use asset	2,550	1,664
Intangible assets, net	28,644	3,455
Goodwill	201,448	19,390
Other assets	2,493	230
Total Assets	$360,917	$231,913

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$16,416	$7,134
Accrued expenses and other current liabilities	11,958	5,678
Current portion of operating lease liabilities	1,417	547
Current portion of financing lease liabilities	306	-
Current portion of deferred revenue	8,823	2,858
Notes payable	76	10

Total Current Liabilities	38,996	16,227
Contingent consideration	4,030	-
Consideration payable, non-current portion	40,600	-
Operating lease liabilities, non-current portion	1,734	1,531
Financing lease liabilities, non-current portion	486	-
Deferred revenue, non-current portion	4,900	128
Other liabilities	680	193

Total Liabilities	91,426	18,079

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 50,867,937 and 42,423,514 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	51	42
Additional paid-in capital	582,419	458,046
Accumulated other comprehensive loss	(7,098)	(1,784)
Accumulated deficit	(305,881)	(242,470)

Total Stockholders’ Equity	269,491	213,834

Total Liabilities and Stockholders’ Equity	$360,917	$231,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues:
Product sales	$13,358	$4,824	$30,238	$9,762
Charging service revenue - company-owned charging stations	1,256	908	3,857	1,676
Network fees	1,456	205	2,089	421
Warranty	309	87	475	119
Grant and rebate	83	55	283	280
Ride-sharing services	367	270	885	504
Other	418	53	706	228

Total Revenues	17,247	6,402	38,533	12,990

Cost of Revenues:
Cost of product sales	8,663	3,632	21,134	7,115
Cost of charging services - company-owned charging stations	235	200	769	310
Host provider fees	973	463	2,345	842
Network costs	508	115	924	307
Warranty and repairs and maintenance	803	258	1,437	743
Ride-sharing services	470	422	1,555	1,092
Depreciation and amortization	814	420	2,045	1,118

Total Cost of Revenues	12,466	5,510	30,209	11,527

Gross Profit	4,781	892	8,324	1,463

Operating Expenses:
Compensation	17,605	11,745	37,643	25,663
General and administrative expenses	6,594	3,067	20,023	7,110
Other operating expenses	5,079	1,903	12,159	4,246
	-
Total Operating Expenses	29,278	16,715	69,825	37,019

Loss From Operations	(24,497)	(15,823)	(61,501)	(35,556)

Other (Expense) Income:
Interest (expense) income	(917)	(3)	(1,056)	6
Loss on settlement	-	-	-	(1,000)
Dividend and interest income	233	100	233	162
Loss on foreign exchange	(595)	(16)	(836)	(124)
Gain on forgiveness of PPP loan	-	379	-	379
Change in fair value of other liabilities	108	53	35	60
Other income (expense)	21	(11)	(286)	(72)

Total Other (Expense) Income	(1,150)	502	(1,910)	(589)

Net Loss	$(25,647)	$(15,321)	$(63,411)	$(36,145)
Net Loss Per Share:
Basic	$(0.51)	$(0.36)	$(1.39)	$(0.87)
Diluted	$(0.51)	$(0.36)	$(1.39)	$(0.87)

Weighted Average Number of Common Shares Outstanding:
Basic	50,627,173	42,162,228	45,543,518	41,780,669
Diluted	50,627,173	42,162,228	45,543,518	41,780,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net Loss	$(25,647)	$(15,321)	$(63,411)	$(36,145)
Other Comprehensive Loss:
Cumulative translation adjustments	(2,436)	(527)	(5,314)	(915)
Change in fair value of marketable securities	-	(29)	-	(72)

Total Comprehensive Loss	$(28,083)	$(15,877)	$(68,725)	$(37,132)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022

(in thousands, except for share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2022	42,423,514	$42	$458,046	$(1,784)	$(242,470)	$213,834

Common stock issued upon exercises of warrants	16,811	-	69	-	-	69

Stock-based compensation	144,497	1	1,932	-	-	1,933

Other comprehensive loss	-	-	-	(606)	-	(606)

Net loss	-	-	-	-	(15,143)	(15,143)

Balance - March 31, 2022	42,584,822	43	460,047	(2,390)	(257,613)	200,087

Stock-based compensation	-	-	686	-	-	686

Common stock issued as purchase consideration of SemaConnect	7,454,975	7	113,830	-	-	113,837

Common stock issued as purchase consideration of Electric Blue	152,803	-	2,852	-	-	2,852

Common stock issued upon exercise of warrants	3,131	-	13	-	-	13

Common stock issued upon exercise of options	5,955	-	10	-	-	10

Other comprehensive loss	-	-	-	(2,272)	-	(2,272)

Net loss	-	-	-	-	(22,621)	(22,621)

Balance - June 30, 2022	50,201,686	$50	$577,438	$(4,662)	$(280,234)	$292,592

Stock-based compensation	617,328	1	4,872	-	-	4,873

Common stock issued upon cashless exercise of warrants	8,093	-	-	-	-	-

Common stock issued upon exercise of warrants	40,830	-	109	-	-	109

Other comprehensive loss	-	-	-	(2,436)	-	(2,436)

Net loss	-	-	-	-	(25,647)	(25,647)

Balance - September 30, 2022	50,867,937	$51	$582,419	$(7,098)	$(305,881)	$269,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021

(in thousands, except for share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2021	35,951,097	$36	$214,479	$-	$(187,351)	$27,164

Common stock issued in public offering, net of issuance costs [1]	5,660,000	6	221,400	-	-	221,406

Common stock issued upon exercise of warrants	239,202	-	999	-	-	999

Common stock issued upon cashless option exercise	15,522	-	-	-	-	-

Common stock issued upon cashless warrant exercise	66,000	-	-	-	-	-

Common stock issued as consideration for property and equipment	13,123	-	600	-	-	600

Stock-based compensation	470	-	419	-	-	419

Other comprehensive loss	-	-	-	(56)	-	(56)

Net loss	-	-	-	-	(7,365)	(7,365)

Balance - March 31, 2021	41,945,414	$42	$437,897	$(56)	$(194,716)	$243,167

Issuance costs related to common stock issued in public offering	-	-	(73)	-	-	(73)

Common stock issued pursuant to cashless option exercise	22,974	-	-	-	-	-

Common stock issued upon exercise of warrants	102,684	-	428	-	-	428

Common stock issued as purchase consideration of Blue Corner	32,382	-	790	-	-	790

Stock-based compensation	36,691	-	3,523	-	-	3,523

Other comprehensive loss	-	-	-	(375)	-	(375)

Net loss	-	-	-	-	(13,459)	(13,459)

Balance - June 30, 2021	42,140,145	$42	$442,565	$(431)	$(208,175)	$234,001

Common stock issued upon exercise of warrants	46,215	-	192	-	-	192

Stock-based compensation	13,384	-	6,050	-	-	6,050

Other comprehensive loss	-	-	-	(556)	-	(556)

Net loss	-	-	-	-	(15,321)	(15,321)

Balance - September 30, 2021	42,199,744	$42	$448,807	$(987)	$(223,496)	$224,366

[1]	Includes gross proceeds of $232,060, less issuance costs of $10,654.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For The Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(63,411)	$(36,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,175	1,686
Non-cash lease expense	596	690
Dividend and interest income	-	(162)
Change in fair value of other liabilities	1,128	60
Provision for bad debt	1,024	730
Provision for slow moving and obsolete inventory	(14)	149
Gain on settlement of debt	-	(379)
Stock-based compensation:
Common stock	4,986	1,532
Options	2,835	8,776
Changes in operating assets and liabilities:
Accounts receivable	(7,289)	(2,986)
Inventory	(15,790)	(3,575)
Prepaid expenses and other current assets	3,372	(2,240)
Other assets	(391)	240
Accounts payable, accrued expenses and other current liabilities	6,811	1,151
Other liabilities	54	39
Lease liabilities	(412)	(505)
Deferred revenue	3,550	986

Total Adjustments	5,635	6,192

Net Cash Used In Operating Activities	(57,776)	(29,953)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	-	6,804
Note receivable	(1,500)	-
Purchase consideration of SemaConnect, net of cash acquired	(38,338)	-
Purchase consideration of Electric Blue, net of cash acquired	(11,360)	-
Purchase of marketable securities	-	(60,267)
Capitalization of engineering costs paid	(797)	(237)
Cash acquired in the purchase of Blue Corner	-	243
Purchase consideration of Blue Corner	-	(22,985)
Purchases of property and equipment	(2,230)	(5,540)

Net Cash Used In Investing Activities	(54,225)	(81,982)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	-	221,333
Repayment of notes payable	(588)	-
Proceeds from exercise of options and warrants	201	1,619
Repayment of financing liability in connection with finance lease	(144)	-
Repayment of financing liability in connection with internal use software	(235)	(39)

Net Cash (Used In) Provided By Financing Activities	(766)	222,913

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	(5,193)	(165)

Net (Decrease) Increase In Cash and Cash Equivalents and Restricted Cash	(117,960)	110,813

Cash and Cash Equivalents and Restricted Cash - Beginning of Period	175,049	22,417

Cash and Cash Equivalents and Restricted Cash - End of Period	$57,089	$133,230

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$57,019	$133,153
Restricted cash	70	77
	$57,089	$133,230

[1]	Includes gross proceeds of $232,060, less issuance costs of $10,727.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows — Continued

(in thousands)

(unaudited)

	For The Nine Months Ended
	September 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$55	$-
Non-cash investing and financing activities:
Common stock issued as consideration for property and equipment	$-	$600
Common stock issued as purchase consideration of SemaConnect	$113,837	$-
Common stock issued as purchase consideration of Electric Blue	$2,852	$-
Common stock issued as purchase consideration of Blue Corner	$-	$790
Interest expense converted into principal	$-	$2
Right of use assets obtained in exchange for operating lease liabilities	$398	$1,713
Property and equipment obtained in exchange for finance lease obligations	$931	$-
Change in fair value of marketable securities	$-	$(49)
Intangible assets obtained in exchange for financing liability	$660	$-
Transfer of inventory to property and equipment	$(3,131)	$1,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS, BASIS OF PRESENTATION AND RISKS AND UNCERTAINTIES

Organization and Operations

Blink Charging Co., through its wholly-owned subsidiaries (collectively, the “Company” or “Blink”), is a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services. Blink offers residential and commercial EV charging equipment, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its Blink EV charging networks (the “Blink Networks”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”), and other EV-related services. The Blink Networks provide property owners, managers, parking companies, and state and municipal entities (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Networks also provide EV drivers with vital station information, including station location, availability and fees. Blink also operates a ride-sharing program through the Company’s wholly owned subsidiary, BlueLA Rideshare, LLC, and the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2022 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2021 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 16, 2022 as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Risks and Uncertainties

The Covid-19 pandemic has impacted global stock markets and economies. The Company closely monitors the impact of the continuing presence of Covid-19 and multiple Covid-19 variants. The Company has taken and continues to take precautions to ensure the safety of its employees, customers and business partners, while assuring business continuity and reliable service and support to its customers. The Company continues to receive orders for its products, although some shipments of equipment have been temporarily delayed. The global chip shortage and supply chain disruption has caused some delays in equipment orders from its contract manufacturer. As federal, state and local economies have reopened and returns to pre-pandemic levels, the Company expects demand for charging station usage to increase, however, the Company is unable to predict the extent of such recovery due to the uncertainty of Covid-19. Additionally, other recent macroeconomic events including rising inflation, slowing economic growth, changes in U.S. and foreign government monetary policies, supply chain disruptions, fluctuations in currency exchange rates and the Russian invasion of Ukraine have led to further economic uncertainty. As a result, the Company is unable to predict the ultimate impact of continuing equipment order delays, chip shortages, the impact of other economic conditions and continuous presence of Covid-19 will have on its business, future results of operations, financial position, or cash flows.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Euro and the Indian Rupee. Assets and liabilities are translated based on the exchange rates at the balance sheet date (0.9797 for the Euro, 0.0122 for the Indian Rupee, and 1.1156 for the Pound Sterling as of September 30, 2022), while expense accounts are translated at the weighted average exchange rate for the period (0.9797 for the Euro, 0.0123 for the Indian Rupee, and 1.1156 for the Pound Sterling for the nine months ended September 30, 2022). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income. Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. Transaction gains and losses are charged to the statement of operations as incurred. Transaction losses attributable to foreign exchange were $595 and $836 during the three and nine months ended September 30, 2022, respectively. Transaction losses attributable to foreign exchange were $16 and $124 during the three and nine months ended September 30, 2021, respectively.

REVENUE RECOGNITION

The Company recognizes revenue primarily from five different types of contracts:

●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Ride-sharing services – Primarily related to ride-sharing services agreement with the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service. The Company recognizes revenue over the contractual period of performance of the subscription.
●	Other – Other revenues primarily comprises of revenues generated from alternative fuel credits.

The following table summarizes revenue recognized under ASC 606 in the condensed consolidated statements of operations:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues - Recognized at a Point in Time:
Charging service revenue - company-owned charging stations	$1,256	$908	$3,857	$1,676
Product sales	13,358	4,824	30,238	9,762
Other	418	53	706	228
Total Revenues - Recognized at a Point in Time	15,032	5,785	34,801	11,666

Revenues - Recognized Over a Period of Time:
Ride-sharing services	367	270	885	504
Network and other fees	1,765	292	2,564	540
Total Revenues - Recognized Over a Period of Time	2,132	562	3,449	1,044

Total Revenue	$17,164	$6,347	$38,250	$12,710

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION - CONTINUED

The following table summarizes our revenue recognized under ASC 606 in the condensed consolidated statements of operations by geographical area:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues by Geographical Area
U.S.A	$12,395	$4,129	$25,374	$9,495
International	4,769	2,218	12,876	3,215
Total Revenue	$17,164	$6,347	$38,250	$12,710

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

As of September 30, 2022, the Company had $13,723 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of September 30, 2022. The Company expects to satisfy $8,823 of its remaining performance obligations for network fees, charging services, warranty revenue, product sales, and other revenues and recognize the revenue within the next twelve months.

During the three and nine months ended September 30, 2022, the Company recognized $333 and $824, respectively, of revenues related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2021. During the nine months ended September 30, 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants and rebates which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the three months ended September 30, 2022 and 2021, the Company recognized $83 and $55, respectively, related to grant and rebate revenue. During the nine months ended September 30, 2022 and 2021, the Company recognized $283 and $280, respectively, related to grant and rebate revenue. At September 30, 2022 and December 31, 2021, there was $4,304 and $70 of deferred grant and rebate revenue to be amortized.

CONCENTRATIONS

There were no accounts receivable concentrations as of September 30, 2022. As of December 31, 2021, accounts receivable from a significant customer were approximately 18% of total accounts receivable. There were no customer concentrations during the three and nine months ended September 30, 2022. During the three months ended September 30, 2021, sales to a significant customer represented 11% of total revenue. During the three months ended September 30, 2021, sales to another significant customer represented 10% of total revenue. During the three months ended September 30, 2022, the Company made purchases from a significant supplier that represented 19% of total purchases. During the nine months ended September 30, 2022, the Company made purchases from a significant supplier that represented 26% of total purchases. During the nine months ended September 30, 2022, the Company made purchases from another significant supplier that represented 12% of total purchases.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three and Nine Months
	Ended September 30,
	2022	2021
Warrants	3,156,861	3,293,079
Options	1,055,217	983,110
Unvested restricted common stock	-	53,755
Total potentially dilutive shares	4,212,078	4,329,944

3. OTHER ASSETS

On April 19, 2022, the Company signed a non-binding letter of intent with a U.S. privately-held company (the “Target”) providing for the possible purchase by the Company of all of the outstanding shares of the Target from its shareholders in consideration for cash, a note and, under certain circumstances, shares of common stock of a subsidiary of the Company or, if such subsidiary’s shares are not publicly-traded, common stock of the Company. In addition, in the letter of intent, the Company agreed to extend a loan of $1,250 to the Target (the “Initial Loan”), in which $1,000 was loaned by the Company during the second quarter of 2022 and $250 was loaned in July 2022 pursuant to a 6% Secured Convertible Promissory Note signed by the Target. Under the terms of the Initial Loan, if the Company proceeds with the possible stock purchase of the Target, the principal and accrued interest amount under the Initial Loan will be deducted from the cash consideration paid to the Target’s shareholders at closing. If, however, the Company determines not to proceed with the possible stock purchase of the Target, the Initial Loan will continue to accrue 6% interest per annum, and mature on the earliest of (i) a “Change of Control” (as defined in such note); (ii) the closing of the next investment round by the Target; (iii) an Event of Default (as defined in such note); or (iv) May 1, 2027.

On September 22, 2022, the Company signed a letter agreement concerning the extension of the development work that the Target was performing for a wholly owned subsidiary of the Company (the “Subsidiary”) under a Master Service Agreement that was executed on April 29, 2022 (the “Letter Agreement”). Under the Letter Agreement, the Company agreed to extend additional loans to the Target to enable it to expand the development work and to expedite the delivery of the development outcomes (the “Product”) to the Subsidiary. In addition, the Letter Agreement provided that the Company will extend to the Target additional funding of up to $350 for hiring additional developers and an additional $600 to support the Target’s operations until the development work is finalized and accepted by the Company, which will be no later than November 30, 2022, or such later date that the parties may agree upon. The total amount of the loans may reach up to $950 (the “Development Loan”), in each case upon the Target’s request along with appropriate back-up documentation for such loan. $250 was loaned by the Company in September 2022. The Development Loan was made pursuant to a 6% Grid Secured Convertible Promissory Note and an additional letter agreement, dated September 22, 2022, signed by the Target with terms and conditions similar to those of the Initial Loan (the “Grid Note”). The Development Loan has additional terms which provide that the Company may forfeit the Development Loan if the Target timely delivers the Product and the Company fails to close the acquisition of the Target shortly thereafter. If, however, the Target fails to complete the development work on time, the Company will not be obligated to close the acquisition of the Target and the entire Development Loan will be payable to the Company under the same terms of the Initial Loan.

4. BUSINESS COMBINATONS

ELECTRIC BLUE LIMITED ACQUISITION

On April 22, 2022, pursuant to a Sale and Purchase Agreement dated April 22, 2022, the Company acquired, through its Dutch subsidiary, Blink Holdings B.V., all of the outstanding capital stock of Electric Blue Limited, a private company limited by shares and registered in England and Wales (“EB”), from its shareholders. Headquartered in St. Albans, United Kingdom, EB is a leading provider of electric vehicle charging and sustainable energy solutions and technologies. EB works with local authorities and businesses to create the infrastructure the United Kingdom needs to meet the 2050 net zero emissions target and prepare for the 2030 ban on the sale of new petrol and diesel cars and vans.

The fair value purchase price for the acquisition of all of EB’s outstanding capital stock was $19,317, consisting of $12,651 in cash, 152,803 shares of the Company’s common stock with a fair value of $2,852, plus the contingent consideration described in the following paragraph.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

4. BUSINESS COMBINATONS – CONTINUED

ELECTRIC BLUE LIMITED ACQUISITION – CONTINUED

In addition, provided EB reaches specified gross revenue or new EV charger installation targets over the three years post-closing, the Company also agreed to issue up to approximately $6,400 in additional shares of its common stock to EB shareholders (the “Contingent Consideration”). The Contingent Consideration was recorded at an estimated fair value of $3,814. As of September 30, 2022, the estimated fair value of the Contingent Consideration was $4,030. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration liabilities on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period, and the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent consideration liabilities.

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

During the quarter ended September 30, 2022, the Company finalized its fair value determination on the acquired assets and assumed liabilities and completed its assessment of the purchase price allocation. As a result, the Company recognized certain measurement period adjustments, as summarized in the fair values of assets acquired and liabilities assumed in the tables below. Measurement period adjustments were recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date. The measurement period adjustments did not result in material adjustments to previously reported income statement amounts.

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from this acquisition. Goodwill of $10,443 from the acquisition of EB is expected to be deductible for income tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date of EB:

	Purchase Price Allocation (Preliminary)	Measurement Period Adjustments	Purchase Price Allocation (As Revised)
Purchase Consideration:
Cash	$12,651	$-	$12,651
Common stock	2,852	-	2,852
Contingent consideration	3,400	414	3,814

Total Purchase Consideration	$18,903	$414	$19,317

Less:
Trade name	$486	$14	$500
Customer relationships	3,075	1,781	4,856
Internally developed technology	504	11	515
Non-compete agreements	1,908	84	1,992
Property and equipment	4,162	163	4,325
Deferred revenue- non current portion	(730)	(1,959)	(2,689)
Debt-free net working capital deficit	(1,047)	422	(625)

Fair Value of Identified Net Assets	$8,358	$516	$8,874

Remaining Unidentified Goodwill Value	$10,545	$(102)	$10,443

Changes in the balance of identified intangible assets and goodwill reflected on the balance sheet are the result of the impact of the change in foreign currency exchange rates.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

4. BUSINESS COMBINATONS – CONTINUED

ELECTRIC BLUE LIMITED ACQUISITION – CONTINUED

The components of debt free net working capital deficit are as follows:

	Purchase Price Allocation (Preliminary)	Measurement Period Adjustments	Purchase Price Allocation (As Revised)
Current assets:
Cash	$1,291	$-	$1,291
Accounts receivable	1,618	-	1,618
Prepaid expenses and other current assets	508	-	508

Total current assets	$3,417	$-	$3,417

Less current liabilities:
Accounts payable	$647	$-	$647
Current portion of lease liabilities	22	-	22
Current portion of notes payable	611	-	611
Accrued expenses and other current liabilities	3,184	(422)	2,762

Total current liabilities	$4,464	$(422)	$4,042

Debt free net working capital deficit	$(1,047)	$422	$(625)

The condensed consolidated financial statements of the Company include the results of operations of EB from April 22, 2022 to September 30, 2022 and do not include results of operations for periods prior to April 22, 2022. The results of operations of EB from April 22, 2022 to September 30, 2022 included revenues of $2,584 and a net loss of $2,143.

The following table presents the unaudited pro forma condensed consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 as if the acquisition of EB had occurred at the beginning of fiscal year 2021. The pro forma information provided below is compiled from the pre-acquisition financial information of EB and includes pro forma adjustments for adjustments to certain expenses. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2021 or (ii) future results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$17,247	$7,606	$40,530	$15,258
Net loss	$(25,647)	$(16,546)	$(65,224)	$(40,632)

The above pro forma information includes pro forma adjustments to give effect to the amortization of the acquired intangible assets to the 2021 historical period. As of the date of the acquisition, the Company expected to collect all contractual cash flows related to receivables acquired in the acquisition.

Acquisition-related costs are expensed as incurred and are recorded within general and administrative expenses on the condensed consolidated statements of operations. Acquisition-related costs were $198 and $376 during the three and nine months ended September 30, 2022, respectively.

See Note 10 – Fair Value Measurement for additional information.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

4. BUSINESS COMBINATONS – CONTINUED

SEMACONNECT ACQUISITION

On June 15, 2022, the Company completed the acquisition of SemaConnect, Inc., a Delaware corporation (“SemaConnect”) pursuant to an Agreement and Plan of Merger, dated as of June 13, 2022 (“Acquisition Agreement”), by and among the Company, Blink Sub I Corp., Blink Sub II LLC, SemaConnect and Shareholder Representative Services LLC (solely in its capacity as the stockholders’ representative). Following the closing of the acquisition, SemaConnect became a wholly owned subsidiary of the Company. SemaConnect is a leading provider of EV charging infrastructure solutions in North America.

The aggregate purchase price was $200,573, which included excess working capital of $1,229 and closing date cash of $3,639. The consideration paid in the acquisition consisted of: (a) $86,736 in cash, (i) of which $46,136 was paid at the closing of the Acquisition Agreement (“Closing”) and (ii) the remaining $40,600 is payable (bearing interest at 7%) until not earlier than nine months following the Closing and not later than three years following the Closing; and (b) 7,454,975 shares of the Company’s common stock with a fair value of $113,837. Included in the cash consideration was $8,103 related to payments due to stock option holders of SemaConnect. Subsequent to the closing of the acquisition, payments to the stock option holder were made after the stock option holder signed an option cash-out agreement

During the quarter ended September 30, 2022, the Company finalized its fair value determination on the acquired assets and assumed liabilities and completed its assessment of the purchase price allocation. As a result, the Company recognized certain measurement period adjustments, as summarized in the fair values of assets acquired and liabilities assumed in the tables below. Measurement period adjustments were recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date. The measurement period adjustments did not result in material adjustments to previously reported income statement amounts.

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from this acquisition. Goodwill of $174,439 from the acquisition of SemaConnect is not expected to be deductible for income tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date of SemaConnect:

	Purchase Price Allocation (Preliminary)	Measurement Period Adjustments	Purchase Price Allocation (As Revised)
Purchase Consideration:
Cash	$46,136	$-	$46,136
Deferred cash consideration	40,600	-	40,600
Common stock	113,837	-	113,837

Total Purchase Consideration	$200,573	$-	$200,573

Less:
Trade name	$4,097	$(2,266)	$1,831
Customer relationships	40,973	(25,918)	15,055
Internally developed technology	2,049	1,558	3,607
Non-compete agreements	20,487	(20,246)	241
Property and equipment	614	-	614
Right of use asset	1,092	-	1,092
Other assets	449	-	449
Deferred revenue- non current portion	(702)	-	(702)
Lease liability- non current portion	(611)	-	(611)
Debt-free net working capital	4,558	-	4,558

Fair Value of Identified Net Assets	$73,006	$(46,872)	$26,134

Remaining Unidentified Goodwill Value	$127,567	$46,872	$174,439

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

4. BUSINESS COMBINATONS – CONTINUED

SEMACONNECT ACQUISITION - CONTINUED

The components of debt free net working capital are as follows:

Current assets:
Cash	$3,753
Restricted cash	8,103
Accounts receivable	5,515
Inventory	5,472
Prepaid expenses and other current assets	1,309

Total current assets	$24,152

Less current liabilities:
Accounts payable	$2,305
Merger consideration payable	8,103
Current portion of lease liability	481
Current portion of notes payable	186
Deferred revenue	2,677
Accrued expenses and other current liabilities	5,842

Total current liabilities	$19,594

Debt free net working capital	$4,558

The condensed consolidated financial statements of the Company include the results of operations of SemaConnect from June 15, 2022 to September 30, 2022 and do not include results of operations for periods prior to June 15, 2022. The results of operations of SemaConnect from June 15, 2022 to September 30, 2022 included revenues of $8,778 and a net loss of $1,216.

The following table presents the unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2022 and 2021 as if the acquisition of SemaConnect had occurred at the beginning of fiscal year 2021. The pro forma information provided below is compiled from the pre-acquisition financial information of SemaConnect and includes pro forma adjustments for adjustments to certain expenses. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2021 or (ii) future results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$17,247	$9,244	$47,472	$21,532
Net loss	$(25,647)	$(19,698)	$(74,295)	$(45,473)

The above pro forma information includes pro forma adjustments to give effect to the amortization of the acquired intangible assets to the 2021 historical period.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

4. BUSINESS COMBINATONS – CONTINUED

SEMACONNECT ACQUISITION – CONTINUED

As of the date of the acquisition, the Company expected to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition-related costs are expensed as incurred and are recorded within general and administrative expenses on the consolidated statements of operations. Acquisition-related costs were $311 and $3,407 during the three and nine months ended September 30, 2022, respectively.

5. INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

	September 30, 2022	December 31, 2021	Useful Lives
Internal use software	$1,667	$600	3 years
Capitalized engineering costs	237	237	Indefinite
Trade name and patents	2,700	340	1.5 years
Customer relationships	20,896	1,677	5.6 years
Favorable leases	235	272	1.6 years
Internally developed technology	4,913	1,148	3 years
Non-compete agreements	2,097	139	2 years
	32,745	4,413
Less: accumulated amortization	(4,101)	(958)
Intangible assets, net	$28,644	$3,455

The following represents the change in goodwill during the nine months ended September 30, 2022:

Goodwill

Beginning balance January 1, 2022	$19,390
Acquisition of Electric Blue	10,443
Acquisition of SemaConnect	174,439
Effect of translation adjustments	(2,824)
Ending balance September 30, 2022	$201,448

Changes in the balance of intangible assets and goodwill reflected on the balance sheet include the impact of the change in foreign currency exchange rates. See Note 4 - Business Combinations for additional details.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
	(unaudited)
Accrued host fees	$130	$130
Accrued professional, board and other fees	354	543
Accrued wages	5,013	2,678
Accrued commissions	499	144
Warranty payable	140	10
Accrued income, property and sales taxes payable	1,147	462
Accrued issuable equity	542	454
Accrued purchases	1,303	117
Internal use software liability	415	383
Accrued interest	829	-
Other accrued expenses	1,586	757
Total accrued expenses	$11,958	$5,678

7. STOCKHOLDERS’ EQUITY

COMMON STOCK

During the nine months ended September 30, 2022, the Company issued an aggregate of 60,772 shares of common stock pursuant to exercises of warrants to purchase an aggregate of 60,772 shares of common stock for aggregate net proceeds of $191.

During the nine months ended September 30, 2022, the Company issued an aggregate of 5,955 shares of common stock pursuant to exercises of options to purchase an aggregate of 5,955 shares of common stock for aggregate net proceeds of $10.

During the nine months ended September 30, 2022, the Company issued an aggregate of 8,093 shares of the Company’s common stock pursuant to the cashless exercise of warrants.

During the nine months ended September 30, 2022, the Company issued an aggregate of 761,825 shares of common stock for services to employees and consultants with an aggregate issuance date fair value of $4,956.

See Note 4 – Business Combinations – Electric Blue Limited Acquisition and SemaConnect Acquisition for additional information of common stock issued as partial consideration for acquisitions.

AT-THE-MARKET OFFERING

On September 2, 2022, the Company entered into a Sales Agreement (“Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC (the “Agents”) to conduct an “at-the-market” (ATM) equity offering program pursuant to which the Company may issue and sell from time to time shares of its common stock, having an aggregate offering price of up to $250,000 through the Agents, as the Company’s sales agents. The shares are being offered pursuant to the Sales Agreement under the Company’s automatic shelf registration statement on Form S-3ASR and a prospectus supplement thereto filed with the SEC on January 6, 2021 and September 2, 2022, respectively.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

7. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three and nine months ended September 30, 2022 of $4,832 and $7,821, respectively, which is included within compensation expense on the condensed consolidated statements of operations. The Company recognized stock-based compensation expense related to common stock and stock options for the three and nine months ended September 30, 2021 of $6,224 and $10,308, respectively, As of September 30, 2022, there was $14,394 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.9 years.

On July 29, 2022, Michael D. Farkas, the Company’s Chairman and Chief Executive Officer, and other senior executives of the Company who are responsible for the acquisition and integration of SemaConnect were granted one-time performance-based restricted stock awards under the Company’s 2018 Incentive Compensation Plan. A total number of 590,458 shares of common stock, with a market value on the grant date of $12,000, were awarded to the executives. The agreements provide that Messrs. Farkas, Brendan S. Jones, President, Michael P. Rama, Chief Financial Officer, Aviv Hillo, General Counsel, and Harjinder Bhade, Chief Technology Officer, will each receive 472,367, 47,237, 23,618, 23,618 and 23,618 shares of common stock, respectively. The awards of performance-based restricted stock are intended to provide an appropriate incentive structure for the executive management team of the Company to integrate and commercialize the SemaConnect acquisition given the transformational nature of the acquisition in a way that is aligned with stockholder interests. The awards of these performance-based restricted stock become vested based on a series of six performance hurdles that must be achieved before the third anniversary of the grants, as described in greater detail below. In addition to the closing of the SemaConnect acquisition with certain cost savings as the initial 20% vesting event, the vesting of the remaining 80% of the restricted stock is generally determined based on the (i) integration of SemaConnect’s hardware and software platforms, (ii) integration of its business processes, (iii) integration of its human capital processes, (iv) delivery and execution of a product rationalization roadmap and new production ready units for UL certification, and (v) our common stock’s closing price reaching on average for a period of ten consecutive trading days a price of $23.78, which is 50% over the price paid by us to SemaConnect shareholders in the acquisition, in each case without regard to the order of achieving the foregoing hurdles. The Board has discretion to determine when each performance hurdle has been achieved and to accelerate awards pursuant to the program. As of September 30, 2022, the vesting performance hurdles related to the closing of the SemaConnect acquisition and clause (v) outlined above was met.

8. RELATED PARTY TRANSACTIONS

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties ‘respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. Subsequently, two of the three Cyprus entities exited from the Entity. Pursuant to the agreement, the Company is not required to fund operating losses. The Company owns 40% of the Entity while another entity owns 60%of the Entity. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which started operations in the Greek EV market. There are currently no plans for the Company to make any capital contributions or investments. During the three and nine months ended September 30, 2022, the Company recognized sales of $0 and $68, respectively, and $28 and $800 during the three and nine months ended September 30, 2021, respectively, to Hellas. As of September 30, 2022 and December 31, 2021,the Company had a receivable from Hellas of approximately $0 and $6, respectively and a payable to Hellas of approximately $33 and $0 respectively. The Company determined that the Entity is a variable interest entity, however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through September 30, 2022, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the three and nine months ended September 30, 2022 and 2021.

BLUE CORNER

Earlier during 2022, two senior management employees in the recently acquired entity, Blue Corner, had an ownership interest in a major supplier of charging equipment for Blue Corner. As of September 30, 2022, this related party relationship does not exist since, as of September 30, 2022, those two senior management employees are no longer with Blue Corner.

ELECTRIC BLUE LIMITED

As of September 30, 2022, several close family members of a senior management employee are providing services to Electric Blue Limited.  For the quarter ended September 30, 2022, these related parties have collectively provided services worth $50 to Electric Blue Limited  Furthermore, as of September 30, 2022, there was a payable of $12 and purchase commitments of $112 to the same related parties.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

9. LEASES

As of September 30, 2022, the Company had $745 of right of use assets that were classified as financing leases for vehicles associated with the operations of Blink Mobility are included as a component of property and equipment on the condensed consolidated balance sheet as of September 30, 2022. The duration of the leases are three years and the Company is expected to pay approximately $1,020 throughout the term.

Total operating lease expenses for the three and nine months ended September 30, 2022 were $185 and $528, respectively, and for the three and nine months ended September 30, 2021 were $155 and $429, respectively, which were recorded in other operating expenses on the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2022, the Company recorded $13 and $26 of interest expense, respectively, related to finance leases, which were recorded within interest expense on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company recorded amortization expense of $210 and $390, respectively, related to finance leases. Finance lease liabilities are included within accrued expenses and other liabilities on the condensed consolidated balance sheet as of September 30, 2022.

Supplemental cash flows information related to leases was as follows:

	For The Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$412	$440
Financing cash flows from finance leases	$144	$-

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$398	$1,713
Finance leases	$931	$-

Weighted Average Remaining Lease Term
Operating leases	3.21	4.90
Finance leases	2.50	-

Weighted Average Discount Rate
Operating leases	3.8%	6.0%
Finance leases	6.2%	0.0%

For the Years Ending December 31,	Operating Lease	Finance Lease
2022	$1,505	$340
2023	649	340
2024	405	170
2025	350	-
2026	283	-
Thereafter	154	-
Total future minimum lease payments	3,346	850
Less: imputed interest	(195)	(58)
Total	$3,151	$792

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

10. FAIR VALUE MEASUREMENT

Assets and liabilities measured at fair value on a recurring or nonrecurring basis are as follows:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$35	$-	$35
Total assets	$-	$35	$-	$35

Liabilities:
Common stock liability	$558	$-	$-	$558
Contingent consideration	-	-	4,030	4,030
Warrant liability	-	-	55	55
Total liabilities	$558	$-	$4,085	$4,643

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$58	$-	$58
Total assets	$-	$58	$-	$58

Liabilities:
Common stock liability	$364	$-	$-	$364
Warrant liability	-	-	90	90
Total liabilities	$364	$-	$90	$454

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

Contingent Consideration
Beginning balance as of January 1, 2022	$-
Contingent consideration assumed in Electric Blue acquisition	3,814
Change in fair value of contingent consideration	216
Ending balance as of September 30, 2022	$4,030

Warrant Liability
Beginning balance as of January 1, 2022	$90
Change in fair value of warrant liability	(35)
Ending balance as of September 30, 2022	$55

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

11. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

As of September 30, 2022, the Company had purchase commitments of approximately $55,000 which will become payable upon the suppliers’ delivery of the charging stations and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12 to 24 months.

LITIGATION AND DISPUTES

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit and on December 21, 2020 the court appointed Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs. The Co-Lead Plaintiffs filed an Amended Complaint on February 19, 2021. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network, and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020. On April 20, 2021, Blink and the other defendants filed a motion to dismiss the Amended Complaint, which has now been fully briefed and is ready for review. On April 7, 2022, the court held oral argument on the motion to dismiss but did not issue a decision. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of September 30, 2022 as it determined that any such loss contingency was either not probable or estimable.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

11. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

On September 15, 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserts that the Director defendants caused Blink to make the statements that are at issue in the securities class action and, as a result, the Company will incur costs defending against the consolidated Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserts claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he seeks damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. The parties agreed to temporarily stay the Klein Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. The Company has not recorded an accrual related to this matter as of September 30, 2022 as it determined that any such loss contingency was either not probable or estimable.

On December 23, 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants sued in the Klein Lawsuit and asserting similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). On February 17, 2021, the parties agreed to consolidate the Klein and Bhatia actions, which the court consolidated under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The parties also agreed to keep in place the temporary stay. The court subsequently vacated the consolidation order and explained the parties should first file a motion to transfer, which the parties have done. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of September 30, 2022 as it determined that any such loss contingency was either not probable or estimable.

On February 12, 2021, another shareholder derivative lawsuit, captioned Wolery (derivatively on behalf of Blink Charging Co.) v. Buffalino et al., Case No. A-21-829395-C, was filed in the Eighth Judicial District Court in Clark County, Nevada seeking to pursue claims belonging to the Company against Blink’s Board of Directors (the “Wolery Lawsuit”). Blink is named as a nominal defendant. The Wolery complaint alleges that the amount of restricted stock awarded to Blink’s outside directors in December 2020 exceeded the amounts permitted by Blink’s incentive compensation plan. The complaint asks the court to rescind the excess restricted stock awards, as well as other relief. On September 15, 2021, the parties entered into a term sheet in which they agreed to settle the claims subject to the court’s approval. On April 18, 2022, the court signed a final judgment approving the settlement and dismissing the lawsuit with prejudice. As a result of the settlement, the Company has agreed to make certain changes to its compensation practices for its directors and officers, including, among other things, eliminating the practice of making cash payments to directors to cover expected income taxes on stock grants and placing a $200 annual limit for two years on the combined stock and cash Awards to outside directors. The defendants do not admit any liability or wrongdoing in the settlement and will not make any cash payment as part of the settlement, but the Company will be responsible for paying the costs to give notice of the settlement to the Company’s shareholders and to pay $190 in attorney’s fees to the plaintiff’s counsel which was accrued for as of September 30, 2022 and December 31, 2021, which was paid in April 2022.

On February 7, 2022, another shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in the Eighth Judicial District Court in Clark County, Nevada, seeking to pursue claims belonging to the Company against six of Blink’s directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The complaint filed in the McCauley Lawsuit asserts similar allegations to the Klein Lawsuit relating to the statements at issue in the securities class action and asserts claims for breach of fiduciary duty and unjust enrichment. The McCauley Lawsuit seeks both injunctive and monetary relief from the individual defendants, as well as an award of attorneys’ fees and costs. On March 29, 2022, the Nevada court approved the parties’ stipulation to temporarily stay the McCauley Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. The Company has not recorded an accrual related to this matter as of September 30, 2022 as it determined that any such loss contingency was either not probable or estimable.

BLINK CHARGING CO. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(in thousands, except for share and per share amounts)

11. COMMITMENTS AND CONTINGENCIES – CONTINUED

WARRANTY

The Company estimates an approximate cost of $346 to repair deployed chargers, which the Company owns as of September 30, 2022.

CHARGING NETWORK UPGRADES

As electric vehicle charging requirements and technologies change, driven by federal, state or local regulatory authorities or by electric vehicle manufacturers or other technology or services providers for the charging station industry, in particular cellular connectivity technology, the Company may need to upgrade or adapt its charging station products or introduce new products in order to serve new vehicles, conform to new standards, or adapt new technologies to serve existing customers or new customers at substantial research, development, and network upgrades costs. During 2021, many cellular technology providers announced they will require the upgrade from 2G/3G connectivity to 4G LTE during 2022 (the “Upgrade”). As of September 30, 2022, the remaining cost for the Upgrade is approximately $870 for certain host owned and Company owned and operated EV charging stations. During the nine months ended September 30, 2022, the Company incurred $2,762 related to these upgrades. The Upgrade project is expected to be completed by December 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” or the “Company”) as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

At Blink, our highest priority remains the safety, health and well-being of our employees, their families and our communities and we remain committed to serving the needs of our customers and business partners. The Covid-19 pandemic is a fluid situation and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the ongoing presence of Covid-19 and multiple Covid-19 variants on our business as we learn more and the impact of Covid-19 on our industry becomes clearer.

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

U.S. dollar amounts are reported in thousands.

Overview

We are a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its nationwide Blink EV charging networks (the “Blink Networks”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”), and other EV-related services. The Blink Networks are a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Networks provide property owners, managers, parking companies, and state and municipal entities (“Property Partners”), among other types of commercial customers, with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Networks also provide EV drivers with vital station information, including station location, availability, and fees (if applicable).

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

●	In our Blink-owned turnkey business model, Blink incurs the costs of the charging equipment and installation. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Networks. In this model, which favors recurring revenues, Blink incurs most costs associated with the EV charging stations; thus, Blink retains substantially all EV charging revenues after deducting network connectivity and processing fees.

●	In our Blink-owned hybrid business model, Blink incurs the costs of the charging equipment while the Property Partner incurs the costs of installation costs. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Networks. In this model, the Property Partner incurs the installation costs associated with the EV station; thus, Blink shares a more generous portion of the EV charging revenues with the Property Partner generated from the EV charging station after deducting network connectivity and processing fee.

●	In our host-owned business model, the Property Partner purchases, owns and operates the Blink EV charging station and incurs the installation costs. Blink works with the Property Partner, providing site recommendations, connectivity to the Blink Networks, payment processing, and optional maintenance services. In this model, the Property Partner retains and keeps all the EV charging revenues after deducting network connectivity and processing fees.

●	In our Blink-as-a-Service model, Blink owns and operates the EV charging station, while the Property Partner incurs the installation cost. The Property Partner pays to Blink a fixed monthly fee and keeps all the EV charging revenues after deducting network connectivity and processing fees.

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

As of September 30, 2022, we sold or deployed 58,907 chargers, of which 43,926 were in Blink’s Networks (26,883 Level 2 publicly accessible commercial chargers, 15,299 Level 2 private commercial chargers, 231 DC Fast Charging EV publicly accessible chargers, 91 DC Fast Charging EV private chargers, and 1,422 residential Level 2 Blink EV chargers, included herein are 3,072 chargers pending to be commissioned). Included in Blink’s Networks are 4,354 chargers owned by Blink. The remaining 14,981 were non-networked, on other networks or international sales or deployments (925 Level 2 commercial chargers, 20 DC Fast Charging chargers, 10,661 residential Level 2 Blink EV chargers, 2,237 sold to other US Networks, 1,058 sold internationally and 80 deployed internationally). Charger units herein are net of swap-out or replacement units.

As reflected in our unaudited condensed consolidated financial statements as of September 30, 2022, we had a cash balance of $57,019, working capital of $64,442, and an accumulated deficit of $305,881. During the three and nine months ended September 30, 2022, we incurred net losses of $25,647 and $63,411, respectively. We have not yet achieved profitability.

Recent Developments

2022 Acquisitions

SemaConnect

On June 15, 2022, the Company completed the acquisition of SemaConnect, Inc., a Delaware corporation (“SemaConnect”) pursuant to an Agreement and Plan of Merger, dated as of June 13, 2022 (“Acquisition Agreement”), by and among the Company, Blink Sub I Corp., Blink Sub II LLC, SemaConnect and Shareholder Representative Services LLC (solely in its capacity as the stockholders’ representative). Following the closing of the acquisition, SemaConnect became a wholly owned subsidiary of the Company. SemaConnect is a leading provider of EV charging infrastructure solutions in North America.

The aggregate purchase price was $200,573, which included excess working capital of $1,229 and closing date cash of $3,639. The consideration paid in the acquisition consisted of: (a) $86,736 in cash, (i) of which $46,136 was paid at the closing of the Acquisition Agreement (“Closing”) and (ii) the remaining $40,600 is payable (bearing interest at 7%) until not earlier than nine months following the Closing and not later than three years following the Closing; and (b) 7,454,975 shares of the Company’s common stock with a fair value of $113,837. Included in the cash consideration was $8,103 related to payments due to stock option holders of SemaConnect. Subsequent to the closing of the acquisition, payments to the stock option holder were made after the stock option holder signed an option cash-out agreement

Electric Blue Limited

On April 22, 2022, pursuant to a Sale and Purchase Agreement dated April 22, 2022, the Company acquired, through its Dutch subsidiary, Blink Holdings B.V., all of the outstanding capital stock of Electric Blue Limited, a private company limited by shares and registered in England and Wales (“EB”), from its shareholders. Headquartered in St. Albans, United Kingdom, EB is a leading provider of electric vehicle charging and sustainable energy solutions and technologies. EB works with local authorities and businesses to create the infrastructure the United Kingdom needs to meet the 2050 net zero emissions target and prepare for the 2030 ban on the sale of new petrol and diesel cars and vans.

The fair value purchase price for the acquisition of all of EB’s outstanding capital stock was $19,317, consisting of $12,651 in cash, 152,803 shares of the Company’s common stock with a fair value of $2,852, plus the contingent consideration described in the following paragraph.

In addition, provided EB reaches specified gross revenue or new EV charger installation targets over the three years post-closing, the Company also agreed to issue up to approximately $6,400 in additional shares of its common stock to EB shareholders (the “Contingent Consideration”). The Contingent Consideration was recorded at an estimated fair value of $3,814. As of September 30, 2022, the estimated fair value of the Contingent Consideration was $4,030. Of the purchase price to be issued to the EB shareholders at closing, approximately $650 in cash and 25,466 shares of common stock are being held in escrow accounts for periods of 12 months (cash escrow) and 18 months (stock escrow), respectively, following the closing to cover any losses or damages we may incur by reason of, among other things, any misrepresentation or breach of warranty by EB under the Sale and Purchase Agreement.

At-the-Market Offering

On September 2, 2022, we entered into a Sales Agreement (“Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC (the “Agents”) to conduct an “at-the-market” (ATM) equity offering program pursuant to which we may issue and sell from time to time shares of our common stock, having an aggregate offering price of up to $250,000 through the Agents, as the Company’s sales agents (the “ATM”).

Subject to the terms and conditions of the Sales Agreement, the Agents will use their commercially reasonable efforts to sell shares of our common stock from time to time, based upon our instructions. We have no obligation to sell any of the shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement in accordance with its terms. We have provided the Agents with customary indemnification rights, and the Agents will be entitled to an aggregate fixed commission of up to 3% of the gross proceeds from shares sold. The shares are being offered pursuant to the Sales Agreement under our automatic shelf registration statement on Form S-3ASR and a prospectus supplement thereto filed with SEC on January 6, 2021 and September 2, 2022, respectively. As of November 3, 2022, no shares have been sold pursuant to the ATM program.

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

New Product and Service Offerings

In January 2022, we announced the next generation of Level 2 chargers to enhance our offering for the residential and the Fleet multifamily residential markets. The HQ 200 Basic is a non-networked residential product and the HQ 200 Smart is a networked residential product. The MQ 200 product is an ideal product for the Fleet and multifamily residential markets. Further, in January 2022, Blink announced the Fleet Management Portal targeted at commercial, municipal and federal fleets that are interested in electrifying their fleets for planning, managing, optimizing their fleets for departure and energy costs.

Letter of Intent and Loan

On April 19, 2022, the Company signed a non-binding letter of intent with a U.S. privately-held company (the “Target”) providing for the possible purchase by the Company of all of the outstanding shares of the Target from its shareholders in consideration for cash, a note and, under certain circumstances, shares of common stock of a subsidiary of the Company or, if such subsidiary’s shares are not publicly- traded, common stock of the Company. In addition, in the letter of intent, the Company agreed to extend a loan of $1,250 to the Target (the “Initial Loan”), of which, $1,000 was loaned by the Company during the second quarter of 2022 and $250 was loaned in July 2022 pursuant to a 6% Secured Convertible Promissory Note signed by the Target. Under the terms of the Initial Loan, if the Company proceeds with the possible stock purchase of the Target, the principal and accrued interest amount under the Initial Loan will be deducted from the cash consideration paid to the Target’s shareholders at closing. If, however, the Company determines not to proceed with the possible stock purchase of the Target, the Initial Loan will continue to accrue 6% interest per annum, and mature on the earliest of (i) a “Change of Control” (as defined in such note); (ii) the closing of the next investment round by the Target; (iii) an Event of Default (as defined in such note); or (iv) May 1, 2027.

On September 22, 2022, the Company signed a letter agreement concerning the extension of the development work that the Target was performing for a wholly owned subsidiary of the Company (the “Subsidiary”) under a Master Service Agreement that was executed on April 29, 2022 (the “Letter Agreement”). Under the Letter Agreement, the Company agreed to extend additional loans to the Target to enable it to expand the development work and to expedite the delivery of the development outcomes (the “Product”) to the Subsidiary. In addition, the Letter Agreement provided that the Company will extend to the Target additional funding of up to $350 for hiring additional developers and an additional $600 to support the Target’s operations until the development work is finalized and accepted by the Company, which will be no later than November 30, 2022, or such later date that the parties may agree upon. The total amount of the loans may reach up to $950 (the “Development Loan”), in each case upon the Target’s request along with appropriate back-up documentation for such loan. $250 was loaned by the Company in September 2022. The Development Loan was made pursuant to a 6% Grid Secured Convertible Promissory Note and an additional letter agreement, dated September 22, 2022, signed by the Target with terms and conditions similar to those of the Initial Loan (the “Grid Note”). The Development Loan has additional terms which provide that the Company may forfeit the Development Loan if the Target timely delivers the Product and the Company fails to close the acquisition of the Target shortly thereafter. If, however, the Target fails to complete the development work on time, the Company will not be obligated to close the acquisition of the Target and the entire Development Loan will be payable to the Company under the same terms of the Initial Loan.

Note on Covid-19 and Current Economic Conditions

The Covid-19 pandemic has impacted global stock markets and economies. We closely monitor the impact of the continuing presence of Covid-19 and recently identified variants of Covid-19 which appear to be more transmissible and contagious than previous Covid-19 variants and have caused an increase in the number of Covid-19 cases globally. We have taken and continue to take precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers. We continue to receive orders for our products, although some shipments of equipment have been temporarily delayed. The global chip shortage and supply chain disruption has caused some delays in equipment orders from our contract manufacturer. As federal, state and local economies have reopened and returns to pre-pandemic levels, we expect demand for charging station usage to increase, however, we are unable to predict the extent of such recovery due to the uncertainty of Covid-19. Additionally, other recent macroeconomic events including rising inflation, slowing economic growth, changes in U.S. and foreign government monetary policies, supply chain disruptions, fluctuations in currency exchange rates and the Russian invasion of Ukraine have led to further economic uncertainty. As a result, we are unable to predict the ultimate impact of equipment order delays, chip shortage, the impact of other economic conditions and continuous presence of Covid-19 will have on our business, future results of operations, financial position, or cash flows. We intend to continue to monitor the impact of the Covid-19 pandemic and other global economic factors on our business closely. For a further discussion of the risks, uncertainties and actions taken in response to the COVID-19 pandemic, refer to Item 1A “Risk Factors”.

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

Consolidated Results of Operations

	For The Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		Three Months		Nine Months
	2022	2021	2022	2021	Difference $	Difference %	Difference $	Difference %

Revenues:
Product sales	$13,358	$4,824	$30,238	$9,762	$8,534	177%	$20,476	210%
Charging service revenue - company-owned charging stations	1,256	908	3,857	1,676	348	38%	2,181	130%
Network fees	1,456	205	2,089	421	1,251	610%	1,668	396%
Warranty	309	87	475	119	222	255%	356	299%
Grant and rebate	83	55	283	280	28	51%	3	1%
Ride-sharing services	367	270	885	504	97	36%	381	76%
Other	418	53	706	228	365	689%	478	210%

Total Revenues	17,247	6,402	38,533	12,990	10,845	169%	25,543	197%

Cost of Revenues:
Cost of product sales	8,663	3,632	21,134	7,115	5,031	139%	14,019	197%
Cost of charging services - company-owned charging stations	235	200	769	310	35	18%	459	148%
Host provider fees	973	463	2,345	842	510	110%	1,503	179%
Network costs	508	115	924	307	393	342%	617	201%
Warranty and repairs and maintenance	803	258	1,437	743	545	211%	694	93%
Ride-sharing services	470	422	1,555	1,092	48	11%	463	42%
Depreciation and amortization	814	420	2,045	1,118	394	94%	927	83%

Total Cost of Revenues	12,466	5,510	30,209	11,527	6,956	126%	18,682	162%

Gross Profit	4,781	892	8,324	1,463	3,889	436%	6,861	469%

Operating Expenses:
Compensation	17,605	11,745	37,643	25,663	5,860	50%	11,980	47%
General and administrative expenses	6,594	3,067	20,023	7,110	3,527	115%	12,913	182%
Other operating expenses	5,079	1,903	12,159	4,246	3,176	167%	7,913	186%

Total Operating Expenses	29,278	16,715	69,825	37,019	12,563	75%	32,806	89%

Loss From Operations	(24,497)	(15,823)	(61,501)	(35,556)	(8,674)	55%	(25,945)	73%

Other (Expense) Income:
Interest (expense) income	(917)	(3)	(1,056)	6	(914)	30467%	(1,062)	-17700%
Dividend and interest income	233	100	233	162	133	133%	71	44%
Gain on forgiveness of PPP loan	-	379	-	379
Loss on settlement	-	-	-	(1,000)	-	0%	1,000	-100%
Loss on foreign exchange	(595)	(16)	(836)	(124)	(579)	3619%	(712)	574%
Change in fair value of derivative and other liabilities	108	53	35	60	55	104%	(25)	-42%
Other (expense) income	21	(11)	(286)	(72)	32	-291%	(214)	297%

Total Other Expense	(1,150)	502	(1,910)	(589)	(1,652)	-329%	(1,321)	224%

Net Loss	$(25,647)	$(15,321)	$(63,411)	$(36,145)	$(10,326)	67%	$(27,266)	75%

Three Months Ended September 30, 2022 Compared With Three Months Ended September 30, 2021

Revenues

Total revenue for the three months ended September 30, 2022 increased by $10,845, or 169%, to $17,247 compared to $6,402 during the three months ended September 30, 2021.

Revenue from product sales was $13,358 for the three months ended September 30, 2022 compared to $4,824 during the three months ended September 30, 2021, an increase of $8,534, or 177%. This increase was attributable to increased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2021. Also contributing to the increase in product sales was $886 from EB, which we acquired in April 2022, and $5,935 from SemaConnect, which we acquired in June 2022.

Charging service revenue from Company-owned charging stations was $1,256 for the three months ended September 30, 2022 compared to $908 for the three months ended September 30, 2021, an increase of $348, or 38%. The increase is due to the increase in utilization of chargers, an increased number of chargers on the Blink networks.

Network fee revenues were $1,456 for the three months ended September 30, 2022 compared to $205 for the three months ended September 30, 2021, an increase of $1,251, or 610%. The increase was attributable to increases in host owned units as well as billings and invoicing to Property Partners during the three months ended September 30, 2022 compared to the months ended September 30, 2021.

Warranty revenues were $309 for the three months ended September 30, 2022 compared to $87 for the three months ended September 30, 2021, an increase of $222, or 255%. The increase was primarily attributable to an increase in warranty contracts sold for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Grant and rebate revenues were $83 during the three months ended September 30, 2022 compared to $55 during the three months ended September 30, 2021, an increase of $28, or 51%. The increase in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the three months ended September 30, 2022 and 2021.

Ride-sharing services revenues were $367 during the three months ended September 30, 2022 compared to $270 during the three months ended September 30, 2021, an increase of $97, or 36%. These revenues are derived from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020.

Other revenue increased by $365 to $418 for the three months ended September 30, 2022 compared to $53 for the three months ended September 30, 2021. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the three months ended September 30, 2022 compared to the same period in 2021. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended September 30, 2022 were $12,466 compared to $5,510 for the three months ended September 30, 2021, an increase of $6,956, or 126%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of product sales increased by $5,031, or 139%, from $3,632 for the three months ended September 30, 2021 compared to $8,663 for the three months ended September 30, 2022. The increase was primarily due to the increase in product sales of commercial chargers, DC fast chargers and home residential chargers during the three months ended September 30, 2022 compared to the same period in 2021 as well as cost of product sales of $916 from EB, which we acquired in April 2022, and $2,433 from SemaConnect, which we acquired in June 2022.

Cost of charging services-company-owned charging stations (electricity reimbursements) increased by $35, or 18%, to $235 for the three months ended September 30, 2022 compared to $200 for the three months ended September 30, 2021. The increase in 2022 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $510, or 110%, to $973 during the three months ended September 30, 2022 compared to $463 during the three months ended September 30, 2021. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements, as well as a reduction in utilization during 2021 due to COVID-19.

Network costs increased by $393, or 342%, to $508 during the three months ended September 30, 2022 compared to $115 during the three months ended September 30, 2021. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system compared to the same period in 2021.

Warranty and repairs and maintenance costs increased by $545, or 211%, to $803 during the three months ended September 30, 2022 from $258 during the three months ended September 30, 2021. The increase in 2022 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases.

Cost of ride-sharing services was $470 during the three months ended September 30, 2022 compared to $422 during the 2021 period, an increase of $48, or 11%, which was due to increase in operating expenses as a result of an increase in vehicles used in this operation. These costs are from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020.

Depreciation and amortization expense increased by $394, or 94%, to $814 for the three months ended September 30, 2022 compared to $420 for the three months ended September 30, 2021. The increase in depreciation expense was attributable to an increase in the number of EV charging stations and vehicles associated with the ride-share services.

Operating Expenses

Compensation expense increased by $5,860, or 50%, to $17,605 (consisting of $12,777 of cash compensation and benefits and $4,828 of non-cash share based compensation) for the three months ended September 30, 2022. Compensation expense was $11,745 (consisting of $5,448 of cash compensation and benefits and $6,297 of non-cash share based compensation) for the three months ended September 30, 2021. The increase in compensation expense for the three months ended September 30, 2022 compared to the same period in 2021 was primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated domestic and international growth of the Company. In addition, compensation expense during the three months ended September 30, 2022 compared to the same period in 2021 increased due to additional personnel in conjunction with the acquisitions of SemaConnect and EB during the second quarter of 2022.

General and administrative expenses increased by $3,527, or 115%, to $6,594 for the three months ended September 30, 2022 compared to $3,067 for the three months ended September 30, 2021. The increase was primarily attributable to increases in accounting, legal, investor relations, marketing, consulting and other professional service expenditures of $1,530. Further, general and administrative expenses increased due to increases in amortization expense of $1,003 related to the acquisitions of SemaConnect and EB during the second quarter of 2022. Also contributing to the increase in general and administrative expenses were acquisition-related expenses of $509 related to the 2022 acquisitions of SemaConnect and EB.

Other operating expenses increased by $3,176, or 167%, to $5,079 for the three months ended September 30, 2022 from $1,903 for the three months ended September 30, 2021. The increase was primarily attributable to increases in insurance, software licensing, hardware and software development costs and property/use tax expenditures of $1,100. Further, increases in travel and vehicle expenses of $434, contributed to the increase in other operating expenses for the three months ended September 30, 2022 compared to the same period in 2021. Also contributing to the increase in other operating expenses were operating expenditures related to the 2022 acquisitions of SemaConnect and EB. During the three months ended September 30, 2022, we incurred expenses of $1,799 related to the network upgrade to certain of the Company’s EV charging stations.

Other (Expense) Income

Other expense increased by $1,652, or 329%, to $1,150 for the three months ended September 30, 2022 compared to $502 of other income for the three months ended September 30, 2021. The increase in other expenses is primarily attributable to interest expense of $917 associated with the deferred payment from the SemaConnect acquisition. Also contributing to the increase in other expenses is loss on foreign currency exchange of $595.

Net Loss

Our net loss for the three months ended September 30, 2022 increased by $10,326, or 67%, to $25,647 compared to $15,321 for the three months ended September 30, 2021. The increase was primarily attributable to an increase in compensation expense, general and administrative expenses and expenses associated with the acquisitions of SemaConnect and EB during second quarter of 2022.

Total Comprehensive Loss

Our total comprehensive loss for the three months ended September 30, 2022 was $28,083 whereas our total comprehensive loss for the three months ended September 30, 2021 was $15,877.

Nine Months Ended September 30, 2022 Compared With Nine Months Ended September 30, 2021

Revenues

Total revenue for the nine months ended September 30, 2022 increased by $25,543, or 197%, to $38,533 compared to $12,990 during the nine months ended September 30, 2021.

Revenue from product sales was $30,238 for the nine months ended September 30, 2022 compared to $9,762 during the nine months ended September 30, 2021, an increase of $20,476, or 210%. This increase was attributable to increased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2021. Also contributing to the increase product sales was $2,097 from EB, which we acquired in April 2022, and $7,059 from SemaConnect, which we acquired in June 2022.

Charging service revenue from Company-owned charging stations was $3,857 for the nine months ended September 30, 2022 compared to $1,676 for the nine months ended September 30, 2021, an increase of $2,181, or 130%. The increase is due to the increase in utilization of chargers, an increased number of chargers on the Blink networks.

Network fee revenues were $2,089 for the nine months ended September 30, 2022 compared to $421 for the nine months ended September 30, 2021, an increase of $1,668, or 396%. The increase was attributable to increases in host owned units as well as billings and invoicing to Property Partners during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Warranty revenues were $475 for the nine months ended September 30, 2022 compared to $119 for the nine months ended September 30, 2021, an increase of $356, or 299%. The increase was primarily attributable to an increase in warranty contracts sold for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Grant and rebate revenues were $283 during the nine months ended September 30, 2022, compared to $280 during the nine months ended September 30, 2021, an increase of $3, or 1%. The decrease in 2022 in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the nine months ended September 30, 2022 and 2021.

Ride-sharing services revenues were $885 during the nine months ended September 30, 2022 compared to $504 during the nine months ended September 30, 2021, an increase of $381, or 76%. These revenues are derived from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020.

Other revenue increased by $478, or 210%, to $706 for the nine months ended September 30, 2022 compared to $228 for the nine months ended September 30, 2021. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the nine months ended September 30, 2022 compared to the same period in 2021. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the nine months ended September 30, 2022 were $30,209 compared to $11,527 for the nine months ended September 30, 2021, an increase of $18,682, or 162%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of product sales increased by $14,019, or 197%, from $7,115 for the nine months ended September 30, 2021 compared to $21,134 for the nine months ended September 30, 2022. The increase was primarily due to the increase in product sales of commercial chargers, DC fast chargers and home residential chargers during the nine months ended September 30, 2022 compared to the same period in 2021, as well as cost of product sales of $1,710 from EB, which we acquired in April 2022, and $2,966 from SemaConnect, which we acquired in June 2022.

Cost of charging services-company-owned charging stations (electricity reimbursements) increased by $459, or 148%, to $769 for the nine months ended September 30, 2022 compared to $310 for the nine months ended September 30, 2021. The increase in 2022 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $1,503, or 179%, to $2,345 during the nine months ended September 30, 2022 compared to $842 during the nine months ended September 30, 2021. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements, as well as a reduction in utilization during 2021 due to COVID-19.

Network costs increased by $617, or 201%, to $924 during the nine months ended September 30, 2022 compared to $307 during the nine months ended September 30, 2021. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system compared to the same period in 2021.

Warranty and repairs and maintenance costs increased by $694, or 93%, to $1,437 during the nine months ended September 30, 2022 from $743 during the nine months ended September 30, 2021. The increase in 2022 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases.

Cost of ride-sharing services was $1,555 during the nine months ended September 30, 2022 compared to $1,092 during the 2021 period, an increase $463, or 42%, due to an increase in operating expenses as a result of an increase in vehicles used in this operation. These costs are from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020.

Depreciation and amortization expense increased by $927, or 83%, to $2,045 for the nine months ended September 30, 2022 compared to $1,118 for the nine months ended September 30, 2021. The increase in depreciation expense was attributable to an increase in the number of EV charging stations and vehicles associated with the ride-share services.

Operating Expenses

Compensation expense increased by $11,980, or 47%, to $37,643 (consisting of $29,827 of cash compensation and benefits and $7,816 of non-cash share-based compensation) for the nine months ended September 30, 2022. Compensation expense was $25,663 (consisting of $15,355 of cash compensation and benefits and $10,308 of non-cash share based compensation) for the nine months ended September 30, 2021. The increase in compensation expense for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated domestic and international growth of the Company. In addition, compensation expense during the nine months ended September 30, 2022 compared to the same period in 2021 increased due to additional personnel in conjunction with the acquisitions of SemaConnect and EB during the second quarter of 2022.

General and administrative expenses increased by $12,913, or 182%, to $20,023 for the nine months ended September 30, 2022 compared to $7,110 for the nine months ended September 30, 2021. The increase was primarily attributable to increases in accounting, legal, investor relations, marketing, consulting and other professional service expenditures of $5,943. Further, general and administrative expenses increased due to increases in amortization expense of $2,892 related to the acquisitions of SemaConnect and EB during the second quarter of 2022. Also contributing to the increase in general and administrative expenses were acquisition-related expenses of $3,783 related to the 2022 acquisitions of SemaConnect and EB.

Other operating expenses increased by $7,913, or 186%, to $12,159 for the nine months ended September 30, 2022 from $4,246 for the nine months ended September 30, 2021. The increase was primarily attributable to increases in insurance, software licensing, rent, hardware and software development costs and property/use tax expenditures of $3,064. Further, increases in travel and vehicle expenses of $1,031, contributed to the increase in other operating expenses for the nine months ended September 30, 2022 compared to the same period in 2021. Also contributing to the increase in other operating expenses were operating expenditures related to the 2022 acquisitions of SemaConnect and EB. During the nine months ended September 30, 2022, we incurred expenses of $3,112 related to the network upgrade to certain of the Company’s EV charging stations.

Other (Expense) Income

Other expenses increased by $1,321, or 224%, to $1,910 for the nine months ended September 30, 2022 compared to $589 for the nine months ended September 30, 2021. The increase in other expenses is primarily attributable to interest expense of $1,056 associated with the deferred payment from the SemaConnect acquisition. Also contributing to the increase in other expenses is loss on foreign currency exchange of $836.

Net Loss

Our net loss for the nine months ended September 30, 2022 increased by $27,266, or 75%, to $63,411 compared to $36,145 for the nine months ended September 30, 2021. The increase was primarily attributable to an increase in compensation expense, general and administrative expenses and expenses associated with the acquisitions of SemaConnect and EB during the nine months ended September 30, 2022.

Total Comprehensive Loss

Our total comprehensive loss for the nine months ended September 30, 2022 was $68,725 whereas our total comprehensive loss for the nine months ended September 30, 2021 was $37,132.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2022	December 31, 2021
	(unaudited)
Cash and cash equivalents	$57,019	$174,795

Working Capital	$64,442	$176,303

Debt	$40,676	$10

During the nine months ended September 30, 2022, we financed our activities from proceeds derived from debt and equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the nine months ended September 30, 2022 and 2021, we used cash of $57,776 and $29,953, respectively, in operations. Our cash use for the nine months ended September 30, 2022 was primarily attributable to our net loss of $63,411, adjusted for net non-cash expenses in the aggregate amount of $15,730, and $10,095 of cash used to fund changes in the levels of operating assets and liabilities. Our cash used for the nine months ended September 30, 2021 was primarily attributable to our net loss of $36,145, adjusted for net non-cash expenses in the aggregate amount of $13,082, and $6,890 of net cash used in changes in the levels of operating assets and liabilities.

During the nine months ended September 30, 2022, net cash used in investing activities was $54,225, of which, $38,338 was used as cash consideration for SemaConnect (net of cash acquired), $11,360 was used as cash consideration for EB (net of cash acquired), $2,230 was used to purchase charging stations and other fixed assets, $1,500 was used as a note receivable to a target, and $797 was related to the payment of engineering costs that were capitalized. During the nine months ended September 30, 2021, net cash used in investing activities was $81,982, of which, $60,267 was provided in connection with the purchase of marketable securities and $6,804 was provided by the sale of marketable securities, $22,985 was used as cash consideration for the acquisition of Blue Corner, $243 was provided by the net cash acquired from Blue Corner and $5,540 was used to purchase charging stations and other fixed assets and $237 was related to the payment of engineering costs that were capitalized.

During the nine months ended September 30, 2022, cash used in financing activities was $766, of which, $201 was provided by the exercise of warrants and options, offset by $235 used to pay down our liability in connection with internal use software, $144 was used to pay down our finance lease liability and $588 was used to pay down notes payable. During the nine months ended September 30, 2021, cash provided in financing activities was $222,913, of which, $221,333 was provided by the sale of common stock in a public offering, $1,619 was provided by the exercise of warrants, which was partially offset by $39 used to pay down our liability in connection with internal use software.

As of September 30, 2022, we had cash and cash equivalent, working capital and an accumulated deficit of $57,019, $64,442 and $305,881, respectively. During the three and nine months ended September 30, 2022, we had a net loss of $25,647 and $63,411 respectively.

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

On September 2, 2022, we entered into a Sales Agreement (“Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC (the “Agents”) to conduct an “ATM” equity offering program pursuant to which we may issue and sell from time to time shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $250,000 through the Agents, as the Company’s sales agents. We currently anticipate using the net proceeds from the sale of our shares of common stock under the ATM program to supplement our operating cash flows to fund EV charging station deployment and our acquisition growth plan. We also plan to use any remaining proceeds we receive for working capital and other corporate purposes. The amounts and timing of our use of the net proceeds will depend on a number of factors, such as the timing and progress of our EV charging station deployment efforts, the timing and progress of any partnering and collaboration efforts and technological advances.

As electric vehicle charging requirements and technologies change, driven by federal, state or local regulatory authorities or by electric vehicle manufacturers or other technology or services providers for the charging station industry, in particular cellular connectivity technology, the Company may need to upgrade or adapt its charging station products or introduce new products in order to serve new vehicles, conform to new standards, or adapt new technologies to serve existing customers or new customers at substantial research, development, and network upgrades costs. During 2021, many cellular technology providers announced they will require the upgrade from 2G/3G connectivity to 4G LTE during 2022 (the “Upgrade”). As of September 30, 2022, the remaining cost for the Upgrade is approximately $870 for certain host owned and Company owned and operated EV charging stations. During the nine months ended September 30, 2022, the Company incurred $2,762 related to these upgrades. The Upgrade project is expected to be completed by December 31, 2022.

Contractual Obligations and Commitments

We entered into purchase commitments that include purchase orders and agreements in the normal course of business with contract manufacturers, parts manufacturers, vendors for research and development services and outsourced services. As of September 30, 2022, we had purchase commitments of approximately $55,000, which will become payable upon the suppliers’ delivery of the charging stations, services and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12 to 24 months.

Further, the Company has operating and finance lease obligations over the next five years of approximately $3,943. These operating and finance lease obligations are primarily related to corporate office space, warehousing, parking spaces related to our ride-sharing services and vehicles.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonably based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

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

Revenue Recognition

We recognize revenue primarily from five different types of contracts:

●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Ride-sharing services – Primarily related to ride-sharing services agreement with the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service. The Company recognizes revenue over the contractual period of performance of the subscription.
●	Other – Other revenues primarily comprises of revenues generated from alternative fuel credits.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both our revenue and its operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances, as of September 30, 2022. As our foreign operations expand, our results may be more materially impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2021, under the heading “Management’s Report on Internal Control Over Financial Reporting”.

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

Changes in Internal Control over Financial Reporting

As part of its ongoing remediation initiative, and with the help of an outside firm, management has reviewed the design of management and analytical review controls associated with the financial close, revenue and inventory processes and has strengthened related compensating controls. In addition, management has validated the operational effectiveness of its remediation of the reported material weakness and found it to be effective. We believe these actions are sufficient to remediate this material weakness. We will continue to test the operational effectiveness of the underlying controls during the fourth quarter of 2022 and come to a final determination in the matter so as to appropriately integrate the outcome in management’s assessment of Internal Controls over Financial reporting as of December 31, 2022.

During the quarter, management continued to commit substantial resources to the ongoing evaluation of the internal control over financial reporting of its previously exempted subsidiary, Blue Corner N.V.

Except the above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $26 million for the quarter ended September 30, 2022 and approximately $63 million for the nine months ended September 30, 2022. As of September 30, 2022, we had net working capital of approximately $64 million and an accumulated deficit of approximately $306 million. We have not yet achieved profitability.

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

The Covid-19 pandemic has impacted global stock markets, economies and businesses. We continue to receive orders for our products, although some shipments of equipment have been temporarily delayed. The global chip shortage and supply chain disruption has caused some delays in equipment orders from our contract manufacturer. As federal, state, local and foreign economies have reopened and returns to pre-pandemic levels, we expect demand for charging station usage to increase; however, we are unable to predict the extent of such recovery due to the uncertainty of the possible recurrence or spread of Covid-19 and its variants. Additionally, other recent macroeconomic events including rising inflation, slowing economic growth, changes in U.S. and foreign government monetary policies, supply chain disruptions, fluctuations in currency exchange rates and the Russian invasion of Ukraine have led to further economic uncertainty. As a result, we are unable to predict the ultimate impact of continuing equipment order delays, chip shortages, the impact of other economic conditions and continuous presence of Covid-19 will have on our business and our future results of operations, financial position and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2022, the Company issued an aggregate of 40,830 shares of common stock pursuant to exercises of warrants to purchase an aggregate of 40,830 shares of common stock for aggregate net proceeds of $109.

The issuance described in Item 2 was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transaction. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Number	Exhibit Description

3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.3	Certificate of Designations for Series D Preferred Stock	8-K	3.1	02/21/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
4.1	Warrant Agency Agreement by and between the Company and Worldwide Stock Transfer, LLC and Form of Warrant Certificate for Registered Offering	8-K	4.1	02/21/2018
4.2	Form of Common Stock Purchase Warrant dated April 9, 2018	8-K	4.1	04/19/2018
4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.3	04/02/2020
10.1	Sales Agreement, dated September 2, 2022, between Blink Charging Co. and the Agents	8-K	10.1	09/02/2022
31.1	Rule 13a-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer				X
32.2**	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2022	BLINK CHARGING CO.

	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

