Form 10-K
period 2022-12-31
Blink Charging Co.
filed 2023-03-14
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by the check mark whether the registration has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (42,228,389 shares) computed by reference to the price at which the common equity was last sold ($16.53) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022): $714,565,270.

As of March 10, 2023, there were 60,364,508 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2023 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Forward-looking statements present our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties and include statements regarding, among other things, our projected revenue growth and profitability, our growth strategies and potential acquisitions, anticipated trends in our market and our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology.

Forward-looking statements include, without limitation, the following statements:

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

●

the military action launched by Russian forces in Ukraine, the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions;

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

Note on Covid-19 and Current Economic Conditions

The Covid-19 pandemic continues to impact global stock markets and economies. We closely monitor the impact of the continuing presence of Covid-19 and recently identified variants of Covid-19 which appear to be more transmissible and contagious than previous Covid-19 variants and have caused an increase in the number of Covid-19 cases globally. We have taken and continue to take precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers. We continue to receive orders for our products, although some shipments of equipment have been temporarily delayed. The global chip shortage and supply chain disruption has caused some delays in equipment orders from our contract manufacturer. As federal, state and local economies have reopened and return to pre-pandemic levels, we expect demand for charging station usage to increase, however, we are unable to predict the extent of such recovery due to the uncertainty of Covid-19. Additionally, other recent macroeconomic events including rising inflation, slowing economic growth, changes in U.S. and foreign government monetary policies, supply chain disruptions, fluctuations in currency exchange rates and the Russian invasion of Ukraine have led to further economic uncertainty. As a result, we are unable to predict the ultimate impact of equipment order delays, chip shortage, the impact of other economic conditions and continuous presence of Covid-19 will have on our business, future results of operations, financial position or cash flows. We intend to continue to monitor the impact of the Covid-19 pandemic and other global economic factors on our business closely. For a further discussion of the risks, uncertainties and actions taken in response to the COVID-19 pandemic, see “Item 1A. Risk Factors” below.

PART I

ITEM 1.	BUSINESS.

Overview

Blink Charging Co., through its consolidated owned subsidiaries, is a leading manufacturer, owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its nationwide Blink EV charging networks (the “Blink Networks”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”), and other EV-related services. The Blink Networks are a proprietary, cloud-based system that operates, maintains and manages Blink charging stations and handles the associated charging data, back-end operations and payment processing. The Blink Networks provide property owners, managers, parking companies, and state and municipal entities (“Property Partners”), among other types of commercial customers, with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Networks also provide EV drivers with vital station information, including station location, availability, and fees (as applicable).

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

●	In our Blink-owned turnkey business model, we incur the costs of the charging equipment and installation. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Networks. In this model, which favors recurring revenues, we incur most costs associated with the EV charging stations; thus, we retain substantially all EV charging revenues after deducting network connectivity and processing fees. Typically, our agreement with the Property Partner lasts seven years with extensions that can bring it to a total of up to 21 years.

●	In our Blink-owned hybrid business model, we incur the costs of the charging equipment while the Property Partner incurs the costs of installation. We own and operate the EV charging station and provide connectivity to the Blink Networks. In this model, the Property Partner incurs the installation costs associated with the EV station; thus, we share a more generous portion of the EV charging revenues with the Property Partner generated from the EV charging station after deducting network connectivity and processing fees. Typically, our agreement with the Property Partner lasts five years with extensions that can bring it up to 15 years.

●	In our host-owned business model, the Property Partner purchases, owns and operates the Blink EV charging station and incurs the installation costs. We work with the Property Partner by providing site recommendations, connectivity to the Blink Networks, payment processing, and optional maintenance services. In this model, the Property Partner retains and keeps all the EV charging revenues after deducting network connectivity and processing fees.

●	In our Blink-as-a-Service model, we own and operate the EV charging station, while the Property Partner incurs the installation costs. The Property Partner pays us a fixed monthly fee for the service and keeps all the EV charging revenues after deducting network connectivity and processing fees. Typically, our agreement with the Property owner lasts five years.

We also own and operate a ride-sharing program through our wholly owned subsidiary, BlueLA Rideshare, LLC (“BlueLA”), with the City of Los Angeles. The program allows customers the ability to rent electric vehicles through a subscription service and charge those cars through our charging stations.

As part of our mission to facilitate the adoption of EVs through the deployment and operation of EV charging infrastructure globally, we are dedicated to slowing climate change by reducing greenhouse gas emissions caused by road vehicles. With the goal of being a leader in the build out of EV charging infrastructure and of maximizing our share of the EV charging market, we have established strategic commercial, municipal and retail partnerships across industry verticals and encompassing numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal sites, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations.

During 2022, we were awarded several new prominent customers including Mitsubishi, Cushman & Wakefield, Triple J, Q-Park, Best Buy, UBS, Bosch Mexico, Porsche Puerto Rico and Guatemala, Veris Residential, Greystar, Cambium, and cities of Atlanta, Rockford, Newton, Winslow, Leeds (UK) and others that expand our potential for unit sales and deployments. Through acquisitions of SemaConnect and Electric Blue (“Electric Blue”) in 2022, we acquired a number of prominent customers such as Walgreens, Olive Garden, Dunkin Donuts, Kaiser Permanente, Hilton, Ritz-Carlton, and many others. During 2021, we were awarded several prominent customers including General Motors, Ford, Jaguar-Land Rover, Hyundai, Kia, Subaru, AutoNation, Berkshire-Hathaway Automotive, Bridgestone, the City of San Antonio, the Related Group. Commensurate with these new business relationships, we also forged critical strategic relationships with organizations that directly or indirectly influence EV charging stations purchase decisions. Examples include the Florida Sheriff’s Association Cooperative, Illinois Region 1 Planning Council, AES El Salvador, and Vizient, which is the largest member-driven healthcare performance improvement company in the United States, representing more than $130 billion in annual purchasing volume.

In 2022, through the acquisitions of SemaConnect and Electric Blue, we added new offices in Bowie, Maryland and St. Albans, United Kingdom and manufacturing facilities in Bowie, Maryland and Bangalore, India. These new office and manufacturing facilities add to our expanding U.S. and international capacity to develop and manufacture hardware and innovate new software capabilities to better meet the needs of an evolving EV charging landscape, while also serving as a key hub for operations serving the Europe, Asia Pacific and Middle East regions. This expansion in footprint is within our strategic goal to grow our global engineering teams and develop operational hubs to facilitate international expansion into new international regions.

As of December 31, 2022, we sold or deployed 66,478 chargers, of which 50,167 were in the Blink Networks (31,320 Level 2 publicly accessible commercial chargers, 17,613 Level 2 private commercial chargers, 199 DC Fast Charging EV publicly accessible chargers, 116 DC Fast Charging EV private chargers, and 919 residential Level 2 Blink EV chargers, inclusive of 4,802 chargers pending to be commissioned). Included in the Blink Networks are 4,851 chargers owned by us. The remaining 16,478 were non-networked, on other networks or international sales or deployments (937 Level 2 commercial chargers, 151 DC Fast Charging chargers, 11,611 residential Level 2 Blink EV chargers, 2,311 sold to other U.S. networks, 1,221 sold internationally and 80 deployed internationally). The charger units noted above are net of swap-out or replacement units.

Being among the largest owner and operators of EV charging stations, we understand our corporate social responsibility and are committed to making the world a cleaner, better place. By focusing on the environmental, social, and governance risks and opportunities for our business, we continue to strengthen our position in the EV industry as a value-adding and responsible service provider within the ecosystem. In maintaining sustainable procurement, we intend to persist in aligning ourselves with partners who also believe in the betterment of society and use ethical business practices. As our technology develops, we are devoted to creating recycling programs to ensure that older products are repurposed.

Industry Overview

The market for plug-in electric vehicles experienced significant growth in recent years with EV adoption hitting an all-time high with 6% in 2022 in U.S. and growing 11% year over year. We anticipate this to continue to grow in 2023, driven by new EVs being introduced to the market as major automakers ramp up their production of EVs, and sales are expected to increase as the technology continues to improve and prices come down.

The adoption of EVs was also propelled by the “Stay-at-Home Orders” in 2020 and the resulting reductions in global carbon dioxide emissions that showcased the potential of cleaner, lower-emission air quality worldwide.

In addition, the advancements made in battery technology have allowed EVs to achieve approximate cost parity with internal combustion engine vehicles and have extended driving range and consumer confidence moving the market away from range anxiety toward range confidence, creating further consumer demand.

We also are seeing the U.S. Administration and private companies’ focus on climate initiatives and its large-scale commitment and investment in developing and expanding the EV charging infrastructure making it easier for drivers to own and use EVs.

Electric vehicle demand has also been spurred by government incentive and regulations at federal, state and local levels. Government agencies around the world are expected to continue providing incentives for the purchase of EVs, and regulations may be introduced to reduce emissions and encourage the use of clean energy vehicles. At the U.S. federal level, the Bipartisan Infrastructure Law is to provide $7.5 billion for EV charging network across United States for both DCFC and Level 2 chargers. At state level, California, Oregon, New York, Maryland, Massachusetts among other states, have created mandates for EVs to achieve more than 6.8 million EVs on the road by 2030 and many states provide additional EV incentives to consumers. Further, a shift towards EV car-sharing has boosted the transition to EV fleets, leading to increased EV charging station demand.

2022 saw a revolution made towards EVs and 2023 does not look to slow down as original equipment manufacturers (OEMs) continue to actively invest in research and development to speed up the production and deployment of EVs. As governments around the world are providing incentives and subsidies to promote the adoption of EVs, it is further fueling the growth of the industry.

The result is a rapidly expanding market for electric vehicles, with increasing numbers of models available and improved infrastructure to support them. In 2022, many auto manufacturers such as Mercedes, Ford and General Motors brought dozens of new electric vehicle models to market and much of this production kicks into gear starting in 2023 and 2024. Some estimates are that by 2025, there could be 74 different electric vehicle models offered in North America as the number of EVs on U.S. roads is now projected to reach 26.4 million in 2030.

As a pioneer in the EV charging industry, we continue to lead as market demands for a robust charging infrastructure increase. We are the only EV charging company to offer complete vertical integration from research and development and manufacturing to EV charger ownership and operations. This vertical integration creates unparalleled opportunities to control our supply chain and accelerate our go-to-market speed while reducing operating costs. We believe this opportunistically positions us to meet this demand both domestically and globally.

Our EV Charging Solutions

We offer a variety of EV charging products and services to Property Partners and EV drivers.

EV Charging Solutions

■	Level 2. We offer a wide range of Level 2 (AC) EV charging equipment, ideal for commercial and residential use, with the North American standard J1772 connector, and Level 2 chargers with the Type 2 connector compatible with electric vehicles in Europe and across Latin America.

■	Our commercial Level 2 chargers consist of the EQ, MQ, and IQ 200 families and the Series 4, 6, 7, and 8 families, which are available in pedestal wall mount and pole mount configurations, and the all-new Vision. The MQ and IQ 200 and the Series 6, 7, and 8 chargers offer an optional cable management system. We also offer three residential Level 2 chargers for the Americas, the wall-mounted HQ 150, HQ 200, Series 4, and one smart charging cable, the newly announced PQ 150, for European markets. Our commercial and residential chargers (except the non-networked HQ 150) can connect to the Blink Networks or a local network. Level 2 charging stations typically provide a full charge in two to eight hours. Level 2 chargers are ideally suited for low-cost installations and frequently used parking locations, such as workplaces, multifamily residential, retail and mixed-use, parking garages, municipalities, colleges/schools, hospitals and airports.

■	International Products. We offer Level 2 AC and DC products for the rapidly expanding international markets targeted at the residential, workplace, retail, parking garages, leasing companies, hospitality and other locations. These products are available with the Type 2 and CCS 2 connectors and included the recently announced PQ 150, Series 3 (an ideal product for the 2/3-wheeled vehicles), and the EQ 200.

■	Mobile Charger. We offer the IQ 200-M Level 2 charger for the mobile/emergency charging market which requires a portable charger to be used for roadside or other use cases where a connection to the electricity grid is not available.

■	Advertising Solution. In January 2023, we announced an enhanced advertising and charging solution in one product. This product, Vision, consists of a striking 55” LCD screen capable of static and dynamic advertising and Level 2 charger with two charging ports, targeted at the retail, hospitality and high traffic locations.

■	DCFC. We offer a complete line of DC Fast Charging equipment (“DCFC”) that range from 30kW to 360kW, support the ‘CHAdeMo’ and the CCS1 connectors, and typically provide an 80% charge in less than 30 minutes. Installation of DCFC stations and grid requirements are typically greater than Level 2 charging stations and are ideally suited for transportation hubs and locations between travel destinations. These include the Series 9 30kW DC Fast Charger that works ideally for the fleet and auto dealership segments and is available in wall and pedestal mount configurations, the Blink 30kW DC Fast Charger that boasts a small footprint providing up to 100 amps of output, and the Blink 60kW – 360kW DC Fast Charger that provides from 140 to 500 amps of power.

■	Blink Networks. The all new, rebuilt from the ground-up Blink Networks are a cloud-based product that manages our network of EV chargers around the world for remote monitoring, management, payment processing, customer support and other features required for operating the Blink Networks of EV charging locations.

■	Blink Charging Mobile App. We offer our all-new Blink Charging Mobile App (iOS and Android) that provides EV drivers control by giving them improved search capabilities which allows them to search for nearby amenities, as well as chargers by zip-codes, city, business, category, or address, and expanded keyword search.

■	Fleet Management. We offer Fleet Management applications, targeted at commercial, municipal, and federal fleets that are interested in electrifying their fleets, for planning, managing, and optimizing their fleets for departure and energy costs. As a Sourcewell supplier, we are able to help municipalities streamline the procurement process.

Competitive Advantages/Operational Strengths

Long-Term Contracts with Property Owners. We have strategic and often long-term agreements that include location exclusivity with Property Partners across numerous transit/destination locations, including airports, car dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condo, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. Property Partners include well-recognized companies, large municipalities and local businesses. Representative examples include the City of Miami Beach, City of Chula Vista, City of Phoenix, City of Portland, City of Knoxville, City of San Antonio, City of Leeds (UK), University of San Diego, Ohlone College, ACE Parking, Q-Park, Icon Parking, SP+ Parking, iPark, LAZ Parking, Reef Parking, Federal Realty, Equity Residential, Related Group, Johnson & Johnson, Kaiser Permanente, Blessing Healthcare, Sony Pictures Entertainment, Starbucks, JBG Associates, Kroger Company, Fred Meyer Stores, Inc., Fry’s Food & Drug, Inc., Raising Cane’s, McDonald’s, Carl’s Jr., Burger King, Olive Garden, Walgreens and Ralphs Grocery Company. We continue to establish new contracts with Property Partners that previously secured our services independently or had contracts with the EV service providers that we acquired in the past.

Vertically Integrated Supply Chain, Engineering and Manufacturing. With the acquisition of SemaConnect, we have become the only vertically integrated charging company in the United States and among the few in the world. We believe this strategy provides multiple benefits among which are the bottom-up approach to design and engineering, compliance with “Buy American” hardware requirements, controlling the supply chain timing and costs, ensuring adequate levels of inventory in constrained markets, and ability to capture the manufacturing margin in a high-demand environment.

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

Ownership and Control of EV Charging Stations and Services. We own a considerable percentage of our charging stations, which is a significant differentiation between us and some of our primary competitors. This ownership model allows us to control the settings and pricing for our EV charging services, service the equipment as necessary, and have more effective brand management and price uniformity. As for those stations that we do not own, we are using our best efforts to encourage their owners to keep the stations operating in good order and, in some cases, to replace faulty stations with our new charging stations equipment.

Experience with Products and Services of Other EV Charging Service Providers. From our early days and through our acquisitions, we have had the experience of owning and operating EV charging equipment manufactured by other EV charging service providers, including General Electric, ChargePoint, Tellus, and Tritium. This experience has provided us with the working knowledge of other equipment manufacturers’ benefits and drawbacks and their applicable EV charging networks.

Our Growth Strategy

Our objective is to continue becoming a vertically integrated leading provider of EV charging solutions by deploying mass-scale EV charging infrastructure. By doing so, we aim to enable the accelerated growth of EV adoption and the EV industry. Key elements of our growth strategy include:

●	Pursue Strategic Opportunities to Expand Blink-Owned Turnkey and Hybrid Models. We have structured our business to identify and pursue opportunities to develop Blink’s owner and operator business model with locations with potential high utilization, where grant funds are available, and where we can realize long-term benefit for the EV charging location and establish long-term recurring revenue relationships.

●	Relentless Focus on Customer Satisfaction. We aim to increase overall customer satisfaction with new and existing Property Partners and EV drivers by upgrading and expanding the EV charging footprint throughout high-demand, high-density geographic areas. Another objective is to improve productivity and utilization of existing EV charging stations and enhance the valuable features of our EV charging station hardware and the Blink Networks.

●	Continue to Invest in Technology Innovations. We will continue to enhance the product offerings available in our EV charging hardware, cloud-based software, and networking capability. In October 2022, we unveiled our all-new Blink Networks and Blink Charging Mobile App, redesigned from the ground-up, with industry-leading architecture, improving reliability, user experience, and flexibility capable of iterating as the industry matures. The new Network is capable of serving a wide variety of EV equipment, languages, currencies, and applications, allowing Blink to stay competitive in the fast-moving EV charging landscape. Concurrently, the new mobile app creates a seamless driver charging experience across the globe. Our key service solutions allow us to remain technology agnostic so that we can onboard OCPP compliant equipment from other manufacturers onto our newly designed network.

●	Strengthen and Support our Human Capital. Our experienced employees and management team are our most valuable resources. Attracting, training, and retaining key personnel has been and will remain critical to our success. To achieve our human capital goals, we intend to stay focused on providing our personnel with entrepreneurial opportunities to expand our business within their areas of expertise. We will also continue to provide our personnel with personal and professional growth opportunities, including additional training, performance-based incentives such as opportunities for stock ownership, and other competitive benefits.

●	Expand Sales and Marketing Resources. We intend to invest in sales and marketing infrastructure to capitalize on the growth in the market and expand our go-to-market strategy. Today, we use a direct sales force, as well as resellers, and will continue expanding through the use of independent sales agents, utilities, solar distributors, contractors, automotive manufacturers and dealers.

●	Seek Strategic Acquisition Opportunities. We seek domestic and international acquisition opportunities which will allow us to expeditiously expand our footprint of EV charging station locations, product offerings, and enhance our Blink Networks.

●	Leverage Our Early Mover Advantage. We continue to leverage our extensive and defendable first-mover advantage and the digital customer experience we have created for both EV drivers and Property Partners. We believe that hundreds of thousands of Blink driver registrants appreciate the value of transacting charging sessions on established robust networks. Blink chargers are deployed mainly across the United States, Europe and South America, and the tendency, among users, is to stay within one consistent network.

●	Appropriately Capitalize Our Business. We continue to pursue new potential capital sources to deliver critical operational objectives and the necessary resources to execute our overall strategy. The EV charging industry as a whole is undercapitalized to deliver the full potential of the expected EV market growth in the near future. We expect to retain our leadership position with new growth capital as required.

●	International Expansion with Three Recent Acquisitions. On June 15, 2022, we completed the acquisition of SemaConnect, Inc., a leading provider of EV charging infrastructure solutions in North America with manufacturing facilities in both the United States and India. Upon the closing of the acquisition, SemaConnect became a wholly owned subsidiary of our company, allowing Blink to comply with “Buy America” mandates and adding nearly 13,000 active chargers and over 150,000 registered users to the Blink Networks. On April 22, 2022, pursuant to a Sale and Purchase Agreement dated April 22, 2022, we acquired, through our wholly owned subsidiary in the Netherlands, Blink Holdings B.V., all the outstanding capital stock of Electric Blue Limited, a private company limited by shares and registered in England and Wales (“EB”), from its shareholders. Headquartered in St. Albans, United Kingdom, EB is a leading provider of electric vehicle charging and sustainable energy solutions and technologies.

●	On May 10, 2021, we, through our wholly owned subsidiary in the Netherlands, Blink Holdings, B.V., closed on the acquisition of the outstanding capital stock of a Belgian company, Blue Corner NV (“Blue Corner”), from its shareholders. Headquartered in Belgium, with sales representative offices in several other European cities, Blue Corner owns and operates an EV charging network across Europe. The acquisition of Blue Corner was made to enter the European market and provide an opportunity to expand our footprint in this region.

Sales

Our sales organization builds and maintains long-term business relationships with our customers by utilizing our four core business models. These business models provide a high degree of flexibility to match host location goals and objectives for EV charging with our industry-leading equipment acquisition solutions. Our team identifies locations that have the potential to create long-term, recurring value for the Property Partner and Blink. Sales personnel are able to pivot to traditional equipment sales or charging-as-a-service models when, and if, a location is not identified as a promising generator of future recurring revenues. The team strives to maintain a balance between equipment sales that grow revenue today, and site locations that have potential to generate strong revenues in the future under our owner-operator business models.

We also engage with strategic distributor and reseller partners across a range of vertical markets both within the U.S. and globally. These organizations typically have unique relationships or capabilities within their respective markets and provide Blink with additional sales opportunities. These partnerships amplify Blink’s sales reach and are authorized to sell our EV charging hardware, software services (connectivity to the Blink Networks), and extended warranty service plans, to strategic customers in specific locations.

We are making further inroads into the residential charging station market where we sell Level 2 chargers through various internet channels, such as Amazon, Walmart.com, Lowes.com, and other online retailers, to reach the single-family residential charging market in the United States.

During 2022, we were awarded several new prominent customers including Mitsubishi, Cushman & Wakefield, Triple J, Q-Park, Best Buy, UBS, Bosch Mexico, Porsche Puerto Rico and Guatemala, Veris Residential, Greystar, Cambium, and cities of Atlanta, Rockford, Newton, Winslow, Leeds (UK) and others that expand Blink’s potential for unit sales and deployments. Through acquisitions of SemaConnect and Electric Blue in 2022, Blink acquired a number of prominent customers such as Walgreens, Olive Garden, Dunkin Donuts, Kaiser Permanente, Hilton, Ritz-Carlton, and many others. During 2021, we were awarded several prominent customers including General Motors, Ford, Jaguar-Land Rover, Hyundai, Kia, Subaru, AutoNation, Berkshire-Hathaway Automotive, Bridgestone, the City of San Antonio, the Related Group, and others. Commensurate with these new business relationships, we also forged critical strategic relationships with organizations that directly or indirectly influence EV charging station purchase decisions. Examples include Sustainable Westchester in New York, and Clean Cities Organizations in Virginia, Vermont and Ohio, Florida Sheriff’s Association Cooperative, Illinois Region 1 Planning Council, AES El Salvador, and Vizient.

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

Our Customers and Partners

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed use and municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. We have hundreds of Property Partners that include well recognized companies, large municipalities, and local businesses. We strive to engage all Blink-owned turnkey and hybrid property partners with exclusive EV charging contracts. This strategy further supports our owner-operator model to generate recurring revenue for both the Property Partner and Blink. Representative examples are McDonald’s, Sony Pictures, Caltrans, Audi of America, Porsche Design Tower, City of Azusa, City of Chula Vista, City of Springfield, City of Tucson, City of Fayetteville, BJ’s Inc., Federal Realty, Fred Meyer Stores, Inc., Fry’s Food & Drug, Inc., Kana Hotel Group, Kroger Company and Ralphs Grocery Company. We continue to establish new contracts with Property Partners that previously secured our services independently or had contracts with the EV services providers that we acquired, including Ecotality, the former owner of the Blink-related assets.

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

We are focused on international expansion and have made significant progress at expanding our business across the globe, focusing primarily on Europe, United Kingdom, Israel, and Latin America.

On June 15, 2022, we completed the acquisition of SemaConnect, Inc., a leading provider of EV charging infrastructure solutions in North America with manufacturing facilities in both the United States and India. Upon the closing of the acquisition, SemaConnect became a wholly owned subsidiary of our company, allowing us to comply with “Buy America” mandates and adding nearly 13,000 active chargers and over 150,000 registered users to the Blink Networks. On April 22, 2022, pursuant to a Sale and Purchase Agreement dated April 22, 2022, we acquired, through our wholly owned subsidiary in the Netherlands, Blink Holdings B.V., all the outstanding capital stock of Electric Blue Limited, a private company limited by shares and registered in England and Wales (“EB”), from its shareholders. Headquartered in St. Albans, United Kingdom, EB is a leading provider of electric vehicle charging and sustainable energy solutions and technologies. On May 10, 2021, we, through our wholly owned subsidiary in the Netherlands, Blink Holdings, B.V., closed on the acquisition of the outstanding capital stock of a Belgian company, Blue Corner NV (“Blue Corner”), from its shareholders. Headquartered in Belgium, with sales representative offices in several other European cities, Blue Corner owns and operates an EV charging network across Europe. The acquisition of Blue Corner was made to enter the European market and provide an opportunity to expand our footprint in this region. Additionally, we operate through Blink Charging Ltd. for our expansion in Israel and Blink Hellas SA for our expansion in Greece. We are in the process of establishing numerous subsidiaries in Latin America as we further concentrate our international efforts. Finally, we established a new software development team in India, managed by our Indian subsidiary, Blink Charging Software Solutions Ltd.

Our Competition

The EV charging equipment and service market is highly competitive, and we expect the market to become increasingly competitive as new entrants enter this growing market. Our products and services compete on product performance and features, the total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability, and the installed base’s size. Our existing competition in the U.S. currently includes ChargePoint, which manufactures EV charging equipment and operates the ChargePoint Network, and Evgo, which offers home and public charging with pay-as-you-go and subscription models. Other entrants into the connected EV charging station equipment market include Volta, Clipper Creek, Wallbox, Freewire, Autel, and EV Connect. We believe these additional competitors struggle with gaining the necessary network traction but could gain momentum in the future. While Tesla does offer EV charging services, the connector type currently restricts the chargers to Tesla vehicles only in North America. Many other EV charging companies offer non-networked or “basic” chargers with limited customer leverage but could provide a low-cost solution for basic charger needs in commercial and home locations.

Our competitive advantage in this market includes vertical integration and our exclusive, long-term contracts with our Property Partners and flexible business models. We offer our EV charging station equipment and provide access to a robust EV charging network.

Government Grants

We have a full-time dedicated team to identify and process federal and state funding opportunities for EV charging infrastructure development. We are committed to pursuing EV charging development grant opportunities in all 50 states. Funding sources in the U.S. include the Department of Energy, Department of Transportation, Department of Agriculture, the VW mitigation settlement trust fund, funding initiatives from utility service providers and various state and local jurisdictions. In Europe, we have a significant presence both in the European Union and the United Kingdom through our acquisitions of Blue Corner and Electric Blue. Our staff in Europe has significant experience in applying and taking advantage of various European jurisdictions incentives and rebate programs.

Disclosure Related to Climate Change

On March 21, 2022, the Securities and Exchange Commission (“SEC”) proposed rules mandating climate-related disclosures in companies’ annual reports and registration statements. The proposed rules contemplate phase-in periods based on SEC filer status, with extended phase-in periods for Scope 3 disclosures and third-party attestation requirements. Under the direction and supervision of senior management and with board oversight, our Environmental, Social, and Governance (“ESG”) Committee has initiated a process to implement and maintain compliance with the SEC’s climate disclosure requirements as they are enacted.

Privacy and Data Security Laws

We are currently subject, and/or may in the future be subject, to numerous privacy and data security laws. For example, some U.S. states, members of the European Economic Area, the United Kingdom, and many other jurisdictions in which we operate have adopted some form of privacy and data security laws and regulations which impose significant compliance obligations.

The European Union’s General Data Protection Regulation (“GDPR”), which is wide-ranging in scope, imposes several requirements relating to a variety of matters, including the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification, and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data outside of the European Union (“EU”), provides an enforcement authority, and authorizes the imposition of large penalties for noncompliance, including the potential for significant fines. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between Blink Charging and its subsidiaries, including employee information. The GDPR has increased our responsibility and potential liability in relation to all types of personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase its cost of doing business, and despite our ongoing efforts to bring its practices into compliance with the GDPR, it may not be successful.

Additionally, we are governed by a California state privacy law called the California Consumer Privacy Act of 2018 (“CCPA”), which contains requirements similar to GDPR for the handling of personal information of California residents. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), and new ways for such consumers to opt out of certain sales of personal information, and to allow for a new cause of action for data breaches. Further, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”) in November 2020. Effective starting on January 1, 2023, the CPRA will significantly modify the CCPA, including by expanding the consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, the Virginia Consumer Data Protection Act became effective on January 1, 2023, the Colorado Privacy Act becomes effective on July 1, 2023, the Connecticut Act Concerning Personal Data Privacy and Online Monitoring becomes effective on July 1, 2023, and the Utah Privacy Act becomes effective on December 1, 2023.

The GDPR, CCPA, CPRA, CPA, and CDPA exemplify the vulnerability of our business to the evolving regulatory environment related to personal data. Our compliance costs and potential liability may increase as a result of additional national and international regulatory requirements related to data privacy and data security. We are currently subject, and/or may in the future be subject, to numerous privacy and data security laws. For example, some U.S. states, members of the European Economic Area, the United Kingdom, and many other jurisdictions in which we operate have adopted some form of privacy and data security laws and regulations which impose significant compliance obligations.

Environmental, Social, and Governance (ESG)

We are committed to sourcing only responsibly produced materials We have a zero-tolerance policy when it comes to child or forced labor and human trafficking by our suppliers. We believe that sound corporate governance is critical to helping us achieve our goals, including with respect to ESG. We are focused on further enhancing sustainability of operations and continue to evolve a governance framework that exercises appropriate oversight of responsibilities at all levels throughout the company. Our board-level ESG Committee, with active management participation, will oversee our ESG initiatives and priorities.

Government Regulation and Incentives

State, regional and local regulations for installing EV charging stations vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors, and certifications. Compliance with such regulations may cause installation delays.

Currently, we apply charging fees by the kWh for our services in most states that permit this policy, while there are a handful of other states that only allow charging fees on hourly and by session for our services (Georgia, Louisiana, Michigan, Mississippi, Nebraska, Tennessee and Wisconsin).

We intend to continue to vigorously seek additional grants, loans, rebates, subsidies, and incentives as cost-effective means of reducing our capital investment in the promotion, purchase and installation of charging stations where applicable. We expect these incentives, rebates, and tax credits to be critical to our future growth. Additionally, some incentives are currently offered to encourage electric vehicle adoption at the federal, state and local levels. The Federal Government provides a personal income tax credit for qualified plug-in electric vehicles, with a maximum of $7,500, depending on vehicle weight and battery capacity, income levels, and battery sourcing origin. We expect Federal Government to continue to provide additional details about the vehicles and customers that qualify for Federal Government incentives. States such as California, Colorado, Delaware, Louisiana, Massachusetts, New York, and Rhode Island offer various rebates, grants, and tax credits to incentivize EV and EVSE purchases.

CESQG

As a Conditionally Exempt Small Quantity Generator (“CESQG”), we generate a limited quantity of hazardous waste, mainly solvent contaminated wipes, which are transported to local solid waste facilities. Scrapped electronic boards are transported to a local recycler. A CESQG of hazardous waste is defined as a generator that:

●	produces no more than 100 kg (220 lbs.) of hazardous waste per calendar month;

●	produces no more than 1 kg (2.2 lbs.) of acute hazardous waste per calendar month;

●	never accumulates more than 1,000 kg (2,204 lbs.) of hazardous waste at any one time; and

●	Never accumulates more than 1 kg (2.2 lbs.) of acute hazardous waste at any one time.

The use of our machinery and equipment must comply with the following applicable laws and regulations, including safety and environmental regulations:

●	General Safety for All Employees – Includes health hazard communication, emergency exit plans, electrical safety-related work practices, office safety, and hand-powered tools.

●	Technicians and Engineers – Only authorized persons (technicians and engineers) perform product testing and repair in the facility’s production and engineering areas, including those engineers involved in field service work. Regulations include control of hazardous energy and personal protective equipment.

●	Logisticians – Includes forklift operations performed only by certified shipping/receiving personnel and material handling and storage.

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

Waste Handling and Disposal

We are subject to laws and regulations regarding the handling and disposal of hazardous substances and solid wastes, including electronic wastes and batteries. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste, and may impose strict, joint, and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. For instance, CERCLA, also known as the Superfund law, in the United States and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred as well as companies that disposed of or arranged for the disposal of hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environmental and to seek to recover from the responsible classes of persons the costs they incur. We may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

We also generate solid wastes, which may include hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation, and disposal of hazardous wastes. Certain components of our products are excluded from RCRA’s hazardous waste regulations, provided certain requirements are met. However, if these components do not meet all of the established requirements for the exclusion, or if the requirements for the exclusion change, we may be required to treat such products as hazardous waste, which are subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations, or our ability to qualify the materials it uses for exclusions under such laws and regulations, could adversely affect our operating expenses.

Similar laws exist in other jurisdictions where we operate. Additionally, in the EU, we are subject to the Waste Electrical and Electronic Equipment Directive (“WEEE Directive”). The WEEE Directive provides for the creation of a collection scheme where consumers return waste electrical and electronic equipment to merchants, such as Blink Charging. If we fail to properly manage such waste electrical and electronic equipment, it may be subject to fines, sanctions, or other actions that may adversely affect on our financial operations.

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

As of December 31, 2022, we had four active patents issued in the United States (in the name of our subsidiary Ecotality, Inc.). These patents relate to various EV charging station designs. We intend to regularly assess opportunities for seeking patent protection for those aspects of our technology, designs and methodologies that we believe provide a meaningful competitive advantage. If we cannot do so, our ability to protect our intellectual property or prevent others from infringing our proprietary rights may be impaired.

Human Capital Resources

Our experienced employees and management team are some of our most valuable resources, and we are committed to attracting, motivating, and retaining top talent. As of December 31, 2022, we had 620 employees, including 564 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Our success is directly related to the satisfaction, growth, and development of our employees. We strive to offer a work environment where employee opinions are valued and allow our employees to use and augment their professional skills. To achieve our human capital goals, we intend to remain focused on providing our personnel with entrepreneurial opportunities to expand our business within their areas of expertise and continue to provide our personnel with personal and professional growth. We emphasize several measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation and pay equity.

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

We also foster a strong corporate culture that promotes high standards of ethics and compliance for our business, including policies that set forth principles to guide employee, officer, director, and vendor conduct, such as our Code of Business Conduct and Ethics. We also maintain a whistleblower policy and anonymous hotline for the confidential reporting of any suspected policy violations or unethical business conduct on the part of our businesses, employees, officers, directors, or vendors.

Available Information

We maintain a corporate website at www.blinkcharging.com. Our website’s information is not, and will not be deemed, a part of this Annual Report or incorporated into any other filings we make with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our corporate governance documents, including our code of conduct and ethics, are also available on our website. In this Annual Report on Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC and will be available, free of charge, on our website. Reports of our executive officers, directors and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available on our website.

ITEM 1A.	RISK FACTORS.

In addition to other information in this Annual Report on Form 10-K and in other filings we make with the Securities and Exchange Commission (“SEC”), the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and stockholders and investors should not use historical trends to anticipate results or trends in future periods.

Relating to Our Business

We have a history of substantial net losses and expect losses to continue in the future; if we do not achieve and sustain profitability, our financial condition could suffer.

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of $91.6 million, $55.1 million and $17.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had net working capital of approximately $49 million and an accumulated deficit of approximately $334 million. We have not yet achieved profitability.

If our revenue grows slower than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. We can give no assurance that we will ever achieve profitable operations. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. While we recently completed an underwritten public offering raising $100 million in gross proceeds, we may need to borrow additional funds or sell our debt or equity securities, or some combination of both, to provide funding for our operations in the future. Such additional funding may not be available on commercially reasonable terms, or at all.

Our revenue growth ultimately depends on consumers’ willingness to adopt electric vehicles in a market which is still in its early stages.

Our growth is highly dependent upon the adoption by consumers of EVs, and we are subject to a risk of any reduced demand for EVs. If the market for EVs does not gain broader market acceptance or develops slower than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, specifically EVs, include:

●	perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs;

●	the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use;

●	concerns regarding the stability of the electrical grid;

●	improvements in the fuel economy of the internal combustion engine;

●	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

●	the environmental consciousness of consumers;

●	volatility in the cost of oil and gasoline;

●	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries and the impact of international conflicts;
●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	access to charging stations, standardization of EV charging systems and consumers’ perceptions about convenience and cost to charge an EV; and

●	the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles.

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

War, terrorism, other acts of violence or natural or man-made disasters may affect the markets in which we operate, our customers, our delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

Our business may be adversely affected by instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease. Such events may cause customers to suspend their decisions on using our services, make it impossible for us to render our services, cause restrictions, and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our personnel and to physical facilities and operations, which could materially adversely affect our financial results.

Further, the current Russia-Ukraine conflict has created extreme volatility in the global financial markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets and heightened volatility of commodity and raw material prices. In addition, recently there has been increasing geopolitical tension between China and Taiwan that may affect future shipments from Taiwan based electronics suppliers for certain of our EV chargers. Any such volatility or disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy, capital markets or commodity and raw material prices resulting from the conflict in Ukraine, the recent geopolitical tensions between China and Taiwan or any other geopolitical tensions.

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

As the demand for public charging increases, the EV charging equipment vendors may not be able to dedicate sufficient supply chain, production or sales channel capacity to keep up with the required pace of charging infrastructure expansion. In addition, as the EV market grows, the industry may be exposed to deteriorating design requirements, undetected faults or the erosion of testing standards by charging equipment and component suppliers, which may adversely impact the performance, reliability and lifecycle cost of the chargers. If we or our suppliers experience a significant increase in demand, or if we need to replace an existing supplier, we may not be able to supplement service or replace them on acceptable terms, which may impact our ability to install chargers in a timely manner. Thus, a loss of any significant vendor would have an adverse effect on our business, financial condition and operating results.

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

Our cost of labor may be influenced by factors in certain market areas. Our hourly employees could be affected by wage rate increases in the federal or state minimum wage rates, wage inflation or local job market adjustments. We do not have a contractual right to automatically pass through all wage rate increases resulting from wage rate inflation or local job market adjustments, and we may be delayed in doing so. Our delay in, or inability to pass such wage increases through to our customers could have a material adverse effect on our financial condition, results of operations, and cash flows.

We will need additional capital to fund our growing operations but cannot assure you that we will be able to obtain sufficient capital from potential sources, and we may have to limit the scope of our operations or take actions that may dilute your financial interest.

We will need additional capital to fund our growing operations in the future. The proceeds from our recent underwritten public offering and funds from other potential sources, along with our cash and cash equivalents, may not be sufficient to fund our long-term operations and we may not be able to obtain additional financing. If adequate additional financing is not available on reasonable terms or available at all, we may not be able to undertake expansion or continue our marketing efforts and we would have to modify our business plans accordingly. The extent of our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products and/or services by our competition; (iii) the level of our investment in research and product development; (iv) the amount of our capital expenditures, including acquisitions; and (v) our growth. We cannot be certain that additional funding and incremental working capital will be available to us on acceptable terms, if at all, or that it will exist in a timely and/or adequate manner to allow for the proper execution of our near and long-term business strategy. If sufficient funds are not available on terms and conditions acceptable to management and stockholders, we may be required to delay, reduce the scope of, or eliminate further development of our business operations.

Even if we obtain requisite financing, it may be on terms not favorable to us, it may be costly and it may require us to agree to covenants or other provisions that will favor new investors over existing stockholders or other restrictions that may adversely affect our business. Additional funding, if obtained, may also result in significant dilution to our stockholders.

Our quarterly operating results may fluctuate significantly.

We expect that our operating results may be subject to substantial quarterly fluctuations. If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Climate change may have a long-term impact on our business.

While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our major sites in Miami, Florida, Los Angeles, California, Tempe, Arizona, and Bowie, Maryland are vulnerable to climate change effects. For example, in Florida, residents are facing increasing flood risk and storm intensity. This is especially evident in Miami, due to its low-lying topography, porous limestone, dense coastal development and encroaching seas. In California, increasing intensity of drought throughout the state and annual periods of wildfire danger increase the probability of planned power outages in the communities where we work and live. While this danger has a low-assessed risk of disrupting normal business operations, it has the potential impact on employees’ abilities to commute to work or to work from home and stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure throughout the United States and in other countries where we have operations, have the potential to disrupt our business, our third-party suppliers and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume our EV charging operations.

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

We have a disaster recovery program to transition our operating platform and data to an alternative location in the event of a catastrophe. However, there are several factors ranging from human error to data corruption that could materially lengthen the time our platform is partially or fully unavailable to our user base as a result of the transition. If our platform is unavailable for a significant period of time as a result of such a transition, especially during peak periods, we could suffer damage to our reputation or brand, or loss of revenues any of which could adversely affect our business and financial results.

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

If we are unable to keep up with advances in EV technology, we may suffer a decline in our competitive position. The EV industry is characterized by rapid technological change. If we are unable to keep up with changes in EV technology, our competitive position may deteriorate which would materially and adversely affect our business, prospects, operating results and financial condition. As technologies change, we plan to upgrade or adapt our EV charging stations and Blink Networks’ software in order to continue to provide EV charging services with the latest technology. However, due to our limited cash resources, our efforts to do so may be limited. Any failure of our charging stations to compete effectively with other manufacturers’ charging stations will harm our business, operating results and prospects.

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

We may be unable to successfully integrate recent acquisitions in a cost-effective and non-disruptive manner.

Our success depends on our ability to grow our business and enhance and broaden our product offerings in response to changing customer demands, competitive pressures and advances in technologies. We continue to search for viable acquisition candidates or strategic alliances that would expand our market opportunity and/or global presence. Accordingly, we have previously and may in the future pursue the acquisition of, investments in or joint ventures relating to, new businesses, products or technologies as a part of our growth strategy instead of developing them internally. Our future success will depend, in part, upon our ability to manage the expanded business following these transactions, including challenges related to the management and monitoring of new operations and associated increased costs and complexity associated with the recent acquisitions of SemaConnect and Electric Blue, as well as future acquisitions. Other risks involving potential future and completed acquisitions and strategic investments include:

●	risks associated with conducting due diligence;

●	problems integrating the purchased businesses, products and technologies;

●	inability to achieve the anticipated synergies and overpaying for acquisitions or unanticipated costs associated with acquisitions;

●	invalid sales assumptions for potential acquisitions;

●	issues maintaining uniform standards, procedures, controls and policies;

●	diversion of management’s attention from our core business;

●	adverse effects on existing business relationships with suppliers, distributors and customers;

●	risks associated with entering new markets in which we have limited or no experience;

●	potential loss of key employees of acquired businesses; and

●	increased legal, accounting and compliance costs.

We compete with other companies for these opportunities, and we may be unable to consummate such acquisitions or joint ventures on commercially reasonable terms, or at all. In addition, acquired businesses may have ongoing or potential liabilities, legal claims (including tort and/or personal injury claims) or adverse operating issues that we fail to discover through due diligence prior to the acquisition.

Even if we are aware of such liabilities, claims or issues, we may not be able to accurately estimate the magnitude of the related liabilities and damages. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, failed to fulfill their contractual obligations to their customers, or failed to satisfy legal obligations to employees or third parties, we, as the successor, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairment in the future that could harm our financial results. If we were to issue additional equity in connection with such acquisitions, this may dilute our stockholders.

We have limited insurance coverage for various liabilities and damages, including potential injuries, and such insurance coverage may not be adequate in a catastrophic situation.

We hold employer liability insurance generally covering death or work-related injury of employees. We hold product and general liability insurance covering certain incidents involving third parties that occur on or in the premises of our company. We maintain business interruption insurance for key locations. Our insurance coverage may be insufficient to cover any claim for product liability, damage to our fixed assets, inventory or employee injuries. Any liability or damage to, or caused by, our facilities or our personnel beyond our insurance coverage may result in our incurring substantial costs and a diversion of resources.

Our future success is largely dependent on the performance and continued service of Michael D. Farkas, our Chairman and Chief Executive Officer.

We presently depend to a significant extent upon the experience, abilities and continued services of Michael D. Farkas, our Chairman and Chief Executive Officer. Although we have an employment agreement in place with Mr. Farkas that extends to May 28, 2024, which includes automatic successive one-year renewal terms thereafter if not otherwise timely terminated by either party, the loss of Mr. Farkas’ services for any reason could prove disruptive to our daily operations, require a disproportionate amount of resources and management attention and could have a material and adverse effect on our business, financial condition and results of operations.

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

We have experienced significant customer concentration in recent periods, and our revenue levels would likely decline if any significant customer failed to purchase product from us at anticipated levels.

During the year ended December 31, 2022, there were no customers that accounted for more than 10% of total revenues. During the year ended December 31, 2021, sales to a significant customer represented 12% of total revenue. During the year ended December 31, 2020, sales to a significant customer represented 25% of total revenue. Our revenue levels would likely decline if any significant customer failed to purchase product from us at anticipated levels.

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

Risks Related to Legal Matters and Regulations

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

In addition to government and regulatory agency activity, ESG and privacy advocacy groups, the technology industry, and other industries have established or may establish various new, additional, or different self-regulatory standards that may place additional burdens on technology companies. Customers may expect that we will meet voluntary certifications or adhere to other standards established by them or third parties. If we are unable to maintain these certifications or meet these standards, it could reduce demand for our solutions and adversely affect our business.

Privacy concerns and laws, or other domestic or foreign regulations, may adversely affect our business.

We are currently subject, and/or may in the future be subject, to numerous privacy and data security laws. For example, some U.S. states, members of the European Economic Area, the United Kingdom, and many other jurisdictions in which we operate have adopted some form of privacy and data security laws and regulations which impose significant compliance obligations.

The European Union’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 (“CCPA”), the California Privacy Rights Act (“CPRA”), the Colorado Privacy Act (“CPA”), and the Connecticut Act Concerning Personal Data Privacy and Online Monitoring (“CDPA”) exemplify the vulnerability of our business to the evolving regulatory environment related to personal data. Management’s attention may be diverted, and our compliance costs and potential liability may increase as a result of additional national and international regulatory requirements related to data privacy and data security.

Failure to comply with anticorruption and anti-money laundering laws, including the FCPA and similar laws associated with activities outside of the United States, could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the Anti-Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which it conducts activities. It faces significant risks if it fails to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. Any violation of the FCPA, other applicable anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, which could have a materially adverse effect on our reputation, business, operating results, and prospects. In addition, ensuring compliance may be costly and time-consuming, and responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees.

Existing and future environmental health and safety laws and regulations could result in increased compliance costs or additional operating costs or construction costs and restrictions. Failure to comply with such laws and regulations may result in substantial fines or other limitations that may adversely impact our financial results or the results of operation.

Blink and its operations, as well as those of its contractors, suppliers, and customers, are subject to certain environmental laws and regulations, including laws related to the use, handling, storage, transportation, and disposal of hazardous substances and wastes as well as electronic wastes and hardware, whether hazardous or not. These laws may require us or others in our value chain to obtain permits and comply with procedures that impose various restrictions and obligations that may have material effects on our operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for our operations or on a timeline that meets our commercial obligations, it may adversely impact our business.

Environmental and health and safety laws and regulations can be complex and may be subject to change, such as through new requirements enacted at the supranational, national, sub-national, and/or local level or new or modified regulations that may be implemented under existing law. The nature and extent of any changes in these laws, rules, regulations, and permits may be unpredictable and may have material effects on our business. Future legislation and regulations or changes in existing legislation and regulations, or interpretations thereof, including those relating to hardware manufacturing, electronic waste, or batteries, could cause additional expenditures, restrictions, and delays in connection with our operations as well as other future projects, the extent of which cannot be predicted.

Further, we currently rely on third parties to ensure compliance with certain environmental laws, including those related to the disposal of hazardous and non-hazardous wastes. Any failure to properly handle or dispose of such wastes, regardless of whether such failure is Blink’s or its contractors, may result in liability under environmental laws, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), under which liability may be imposed without regard to fault or degree of contribution for the investigation and clean-up of contaminated sites, as well as impacts to human health and damages to natural resources. Additionally, we may not be able to secure contracts with third parties to continue their key supply chain and disposal services for our business, which may result in increased costs for compliance with environmental laws and regulations.

The enactment of legislation implementing changes in tax legislation or policies in different geographic jurisdictions including the United States and several European countries could materially impact our business, financial condition and results of operations.

We conduct business globally and file income tax returns in multiple jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof (such as the United States Inflation Reduction Act of 2022 which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations); tax policy initiatives and reforms under consideration (such as those related to the Organization for Economic Co-Operation and Development’s (“OECD”) Base Erosion and Profit Shifting, or BEPS, project, the European Commission’s state aid investigations and other initiatives); the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends, royalties and interest paid.

We are unable to predict what tax reforms may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices in jurisdictions in which we operate, could increase the estimated tax liability that we have expensed to date and paid or accrued on our Consolidated Statement of Financial Position, and otherwise affect our future results of operations, cash flows in a particular period and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our shareholders and increase the complexity, burden and cost of tax compliance.

Our failure to maintain effective internal control over financial reporting could have a material adverse effect on our ability to report our financial results on a timely and accurate basis.

During the fourth quarter of 2022, we identified IT deficiencies relating to change management and the restriction of access to a sub-system at a subsidiary. Fiscal 2022 was the initial year that this subsidiary was subjected to testing its internal controls over financial reporting. Further, we did not detect a miscalculation of a certain non-cash share-based compensation transaction which management views as an isolated occurrence. These deficiencies, individually or in the aggregate, combined with inadequate compensating controls, created a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis. We expect to remediate these control deficiencies during 2023.

As disclosed under Item 9A. Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2021, management concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2021. We identified certain design deficiencies in our management and analytical review controls associated with the financial close, revenue and inventory processes. During 2022, we completed the remediation measures related to this material weakness as of December 31, 2022.

Our failure to maintain appropriate and effective internal controls over our financial reporting could result in misstatements in our financial statements and potentially subject us to sanctions or investigations by the SEC or other regulatory authorities and could cause us to delay the filing of required reports with the SEC and our reporting of financial results. Any of these events could result in a decline in the market price of our common stock. Although we have taken steps to maintain our internal control structure as required, we cannot guarantee that a control deficiency will not result in a misstatement in the future. See “Item 9A – Controls and Procedures – Management’s Annual Report on Internal Control Over Financial Reporting” for further information on material weaknesses.

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

Risks Associated with Our Securities

Our common stock price fluctuated significantly in 2022 and is likely to continue to fluctuate from its current level in 2023.

The market price of shares of our common stock fluctuated significantly in 2022 and is likely to continue to fluctuate from its current level in 2023. During 2022 and through December 31, 2022, for example, the market closing price of our shares ranged from a low of $10.01 per share to a high of $29.29 per share and, as of March 10, 2023, our stock price was $7.92 per share. Future announcements concerning the introduction of new products, services or technologies or changes in product pricing policies by us or our competitors or changes in earnings estimates by analysts, among other factors, could cause the market price of our common stock to fluctuate substantially. Also, stock markets have experienced extreme price and volume volatility in the last year. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may also cause declines in the market price of our common stock. Investors seeking short-term liquidity should be aware that we cannot assure that our stock price will increase to previously higher levels.

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

We have a number of shares of common stock issuable upon exercise of outstanding warrants and stock options, and an ATM common stock program in place; the issuance of such shares could have a significant dilutive impact on our stockholders.

As of March 10, 2023, we had outstanding warrants to purchase 1,164,793 shares of common stock and stock options to purchase 1,060,535 shares of common stock. Our Articles of Incorporation authorize us to issue up to 500 million shares of common stock, which would permit us to issue up to an additional approximately 405 million authorized, unissued shares of common stock, after giving effect to the approximate number of shares of common stock currently outstanding and the number of shares reserved for issuance under warrants and stock options We also have an at-the-market (“ATM”) program in place pursuant to which we may issue up to $250 million of our common stock from time to time in the public markets and have reserved shares of common stock for this purpose. Accordingly, we have the ability to issue a substantial number of additional shares of common stock in the future, which would dilute the percentage ownership held by existing stockholders.

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

Our executive officers and directors, including our Chairman and Chief Executive Officer and his affiliates, concentrated insider ownership of our common stock, which will limit your influence on corporate matters.

As of March 10, 2023, our directors and executive officers collectively beneficially owned approximately 15% of our outstanding shares of common stock, including the beneficial ownership of Michael D. Farkas and his affiliates of approximately 12% of our outstanding shares of common stock.

As a result, our insiders have the ability to influence our management and affairs through the election and removal of our Board and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated voting power could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. Further, this concentrated insider ownership will limit the practical effect of your influence over our business and affairs, through any stockholder vote or otherwise. Any of these effects could depress the price of our common stock.

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

If securities or industry analysts do not publish research or reports about our business or publish inaccurate or unfavorable research reports about our business, our share price and/or trading volume could decline.

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

We maintain our principal executive offices and international headquarters at 605 Lincoln Road, 5th Floor, Miami Beach, Florida 33139.

These offices consist of approximately 10,000 square feet of owned condominium space.

In addition, we lease office spaces in Tempe, Arizona; Bowie, Maryland; Los Angeles, California; Amsterdam, the Netherlands; Antwerp, Belgium; St Albans, England; Israel; and India (Delhi and Bangalore), from which we operate our current business.

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

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit and on December 21, 2020 the court appointed Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs. The Co-Lead Plaintiffs filed an Amended Complaint on February 19, 2021. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020. On April 20, 2021, Blink and the other defendants filed a motion to dismiss the Amended Complaint, which has now been fully briefed and is ready for review. On April 7, 2022, the court held oral argument on the motion to dismiss but did not issue a decision. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2022 as it determined that any such loss contingency was either not probable or estimable.

On September 15, 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserts that the Director defendants caused Blink to make the statements that are at issue in the securities class action and, as a result, the Company will incur costs defending against the consolidated Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserts claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he seeks damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. The parties agreed to temporarily stay the Klein Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. On June 17, 2022, the court substituted the executrix of Klein’s estate as the plaintiff. The Company has not recorded an accrual related to this matter as of December 31, 2022 as it determined that any such loss contingency was either not probable or estimable.

On December 23, 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants sued in the Klein Lawsuit and asserting similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). On February 17, 2021, the parties agreed to consolidate the Klein and Bhatia actions, which the court consolidated under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The parties also agreed to keep in place the temporary stay. The court subsequently vacated the consolidation order and explained the parties should first file a motion to transfer, which the parties have done. On June 22, 2022, the court re-consolidated the Klein and Bhatia actions and reinstated the temporary stay. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2022 as it determined that any such loss contingency was either not probable or estimable.

On February 7, 2022, another shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in the Eighth Judicial District Court in Clark County, Nevada, seeking to pursue claims belonging to the Company against six of Blink’s directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The complaint filed in the McCauley Lawsuit asserts similar allegations to the Klein Lawsuit relating to the statements at issue in the securities class action and asserts claims for breach of fiduciary duty and unjust enrichment. The McCauley Lawsuit seeks both injunctive and monetary relief from the individual defendants, as well as an award of attorneys’ fees and costs. On March 29, 2022, the Nevada court approved the parties’ stipulation to temporarily stay the McCauley Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. The Company has not recorded an accrual related to this matter as of December 31, 2022 as it determined that any such loss contingency was either not probable or estimable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock are traded on The Nasdaq Capital Market under the symbol “BLNK.”

Our warrants to purchase common stock that were previously traded on The Nasdaq under the symbol “BLNKW” expired by their terms on February 16, 2023, and were removed from trading. The remaining outstanding warrants on the expiration date were automatically exercised via cashless exercise pursuant to the terms of the warrants into 359,554 shares of our common stock.

Security Holders

As of March 10, 2023, we had approximately 393 stockholders of record and a greater number of beneficial holders for whom shares are held in a “nominee” or “street” name.

The closing price of our common stock on March 10, 2023 was $7.92 per share, as reported by The Nasdaq Capital Market.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, general business conditions, contractual limitations and other factors that our Board may deem relevant.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2022 and 2021 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. This section generally discusses the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 31, 2022. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

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

U.S. dollars are reported in thousands except for share and per share amounts

Overview

We are a leading manufacturer, owner, operator and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its nationwide Blink EV charging networks (the “Blink Networks”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and other EV-related services. The Blink Networks are a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Networks provide property owners, managers, parking companies, and state and municipal entities (“Property Partners”), among other types of commercial customers, with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Networks also provide EV drivers with vital station information, including station location, availability and fees (as applicable).

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

●	In our Blink-owned turnkey business model, we incur the costs of the charging equipment and installation. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Networks. In this model, which favors recurring revenues, we incur most costs associated with the EV charging stations; thus, we retain substantially all EV charging revenues after deducting network connectivity and processing fees. Typically, our agreement with the Property Partner lasts seven years with extensions that can bring it to a total of up to 21 years.

●	In our Blink-owned hybrid business model, we incur the costs of the charging equipment while the Property Partner incurs the costs of installation. We own and operate the EV charging station and provide connectivity to the Blink Networks. In this model, the Property Partner incurs the installation costs associated with the EV station; thus, we share a more generous portion of the EV charging revenues with the Property Partner generated from the EV charging station after deducting network connectivity and processing fees. Typically, our agreement with the Property Partner lasts 5 years with extensions that can bring it up to 15 years.

●	In our host-owned business model, the Property Partner purchases, owns and operates the Blink EV charging station and incurs the installation costs. We work with the Property Partner by providing site recommendations, connectivity to the Blink Networks, payment processing, and optional maintenance services. In this model, the Property Partner retains and keeps all the EV charging revenues after deducting network connectivity and processing fees.

●	In our Blink-as-a-Service model, we own and operate the EV charging station, while the Property Partner incurs the installation costs. The Property Partner pays us a fixed monthly fee for the service and keeps all the EV charging revenues after deducting network connectivity and processing fees. Typically, our agreement with the Property owner lasts 5 years.

We also own and operate a ride-sharing program through our wholly owned subsidiary, BlueLA Rideshare, LLC (“BlueLA”), with the City of Los Angeles. This program allows customers the ability to rent electric vehicles through a subscription service and charge those cars through our charging stations.

As part of our mission to facilitate the adoption of EVs through the deployment and operation of EV charging infrastructure globally, we are dedicated to slowing climate change by reducing greenhouse gas emissions caused by road vehicles. With the goal of being a leader in the build out of EV charging infrastructure and of maximizing our share of the EV charging market, we have established strategic commercial, municipal and retail partnerships across industry verticals and encompassing numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal sites, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations.

As of December 31, 2022, we sold or deployed 66,478 chargers, of which 50,167 were in Blink’s Networks (31,320 Level 2 publicly accessible commercial chargers, 17,613 Level 2 private commercial chargers, 199 DC Fast Charging EV publicly accessible chargers, 116 DC Fast Charging EV private chargers, and 919 residential Level 2 Blink EV chargers, inclusive of 4,802 chargers pending to be commissioned). Included in the Blink Networks are 4,851 chargers owned by us. The remaining 16,478 were non-networked, on other networks or international sales or deployments (937 Level 2 commercial chargers, 151 DC Fast Charging chargers, 11,611 residential Level 2 Blink EV chargers, 2,311 sold to other U.S. networks, 1,221 sold internationally and 80 deployed internationally). The charger units noted above are net of swap-out or replacement units.

As reflected in our consolidated financial statements as of December 31, 2022, we had a cash balance of $36,562, working capital of $48,962 and an accumulated deficit of $334,030. During the years ended December 31, 2022, 2021 and 2020, we incurred net losses of $91,560, $55,119 and $17,846, respectively. We have not yet achieved profitability.

Recent Developments

February 2023 Underwritten Public Offering

In February 2023, we completed an underwritten registered public offering of 8,333,333 shares of our common stock at a public offering price of $12.00 per share. We received approximately $100,000 in gross proceeds from the public offering, and approximately $95,000 in net proceeds after deducting the underwriting discount and offering expenses paid by us. In addition, the underwriters have a 30-day option to purchase up to an additional 1,249,999 shares of common stock from us at the public offering price, less the underwriting discounts and commissions. The public offering was made pursuant to our automatic shelf registration statement on Form S-3 ASR filed with the SEC on January 6, 2021, and prospectus supplement dated February 8, 2023. Barclays acted as the sole book-running manager for the offering. H.C. Wainwright & Co., Roth Capital Partners and ThinkEquity acted as co-managers for the offering.

2022 Acquisitions

SemaConnect

On June 15, 2022, we completed the acquisition of SemaConnect, Inc., a Delaware corporation (“SemaConnect”) pursuant to an Agreement and Plan of Merger, dated as of June 13, 2022 (“Acquisition Agreement”), by and among our company, Blink Sub I Corp., Blink Sub II LLC, SemaConnect and Shareholder Representative Services LLC (solely in its capacity as the stockholders’ representative). Following the closing of the acquisition, SemaConnect became a wholly owned subsidiary of our company. SemaConnect is a leading provider of EV charging infrastructure solutions in North America.

The aggregate purchase price was $200,573, which included excess working capital of $1,229 and closing date cash of $3,639. The consideration paid in the acquisition consisted of: (a) $86,736 in cash, (i) of which $46,136 was paid at the closing of the Acquisition Agreement (“Closing”) and (ii) the remaining $40,600 is payable (bearing interest at 7%) until not earlier than nine months following the Closing and not later than three years following the Closing; and (b) 7,454,975 shares of our common stock with a fair value of $113,837. Included in the cash consideration was $8,103 related to payments due to stock option holders of SemaConnect. Subsequent to the closing of the acquisition, payments to the stock option holder were made after the stock option holder signed an option cash-out agreement.

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

The fair value purchase price for the acquisition of all of EB’s outstanding capital stock was $19,317, consisting of $12,651 in cash, 152,803 shares of our common stock with a fair value of $2,852, plus the contingent consideration described in the following paragraph.

In addition, provided EB reaches specified gross revenue or new EV charger installation targets over the three years post-closing, we also agreed to issue up to approximately $6,400 in additional shares of our common stock to EB shareholders (the “Contingent Consideration”). The Contingent Consideration was recorded at an estimated fair value of $3,814. As of December 31, 2022, the estimated fair value of the Contingent Consideration was $1,316. Of the purchase price to be issued to the EB shareholders at closing, approximately $650 in cash and 25,466 shares of common stock are being held in escrow accounts for periods of 12 months (cash escrow) and 18 months (stock escrow), respectively, following the closing to cover any losses or damages we may incur by reason of, among other things, any misrepresentation or breach of warranty by EB under the Sale and Purchase Agreement.

At-the-Market Offering

On September 2, 2022, we entered into a Sales Agreement (“Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC (the “Agents”) to conduct an “at-the-market” (ATM) equity offering program pursuant to which we may issue and sell from time to time shares of our common stock, having an aggregate offering price of up to $250,000 through the Agents, as our sales agents (the “ATM”).

Subject to the terms and conditions of the Sales Agreement, the Agents will use their commercially reasonable efforts to sell shares of our common stock from time to time, based upon our instructions. We have no obligation to sell any of the shares and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement in accordance with its terms. We have provided the Agents with customary indemnification rights, and the Agents will be entitled to an aggregate fixed commission of up to 3% of the gross proceeds from shares sold. The shares are being offered pursuant to the Sales Agreement under our automatic shelf registration statement on Form S-3ASR and a prospectus supplement filed with SEC on January 6, 2021 and September 2, 2022, respectively. As of December 31, 2022, 558,721 shares have been sold pursuant to the ATM program, representing gross proceeds of approximately $7,697.

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

New Product and Service Offerings

In January 2023, we announced the new products which included the Vision, EQ 200, Series 3, PQ 150, and 30kW DC Fast Charger, which are designed to serve the increasing demands of the growing EV markets across the U.S., Europe, Asia and Latin America.

The reimagined Vision is designed as a two-in-one solution to attract and captivate drivers and provide site hosts and advertisers an innovative media solution. With a newly designed 55” LCD screen capable of displaying static and dynamic advertising, the Vision is the ideal point-of-charge advertising solution with two 80 amp, 19.2kW ports that can charge simultaneously. The Vision offers easy payment via RFID, Apple Pay, Google Wallet, and all major credit cards. Additional features include cloud connectivity via built-in 4G LTE signal, retractable cable management and dual cable configurations with two universal J1772 plugs and a built-in camera for additional security. Site owners can benefit from charging and advertising revenue share models for this product.

The EQ 200 is an intelligent, affordable, and scalable charging solution designed for European and South American markets. Offering up to 22kW of power and an innovative modular design, this product fits any location and can be tailored to the specific needs of market segments. The EQ 200 is prepared for the future by supporting technologies like ISO-15118, OCPP 2.0, and bi-directional charging, also known as Vehicle-to-Grid (V2G). The charger also offers customization and rebranding options available to fit each user’s needs.

The Series 3 is a flexible and versatile EV charging solution designed for both two- and three-wheeler EVs. Designed for the APAC and Latin American markets, the Series 3 provides up to 15 amps of output in a compact form, making it ideal for installation at small shops and residential and commercial parking areas. Its built-in electric metering allows customers to manage electricity costs with an intuitive, smart network connection. Further, up to 45 charging points can be connected with a single communication gateway.

The PQ 150 is a smart charging cable designed for residential charging in European markets. Offering up to 22kW of power, the PQ 150 is simple and easy-to-use with no installation necessary and provides the highest safety level on the market today. With Bluetooth, Wi-Fi and optional SIM/GSM & GPS functionality, this product offers advanced technology in a simple, sleek design.

The Series 9 30kW DC Fast Charger is our latest solution for fast charging across global markets. A small footprint charging station designed for speed and flexibility, this product was designed to quickly charge tomorrow’s EVs today and offers the perfect balance of size and power, providing up to 100 amps and 1,000 volts of output. A 7-inch LCD touchscreen display provides drivers with an intuitive charging process and the charger integrates with the newly redesigned Blink Networks over a Wi-Fi, ethernet, or 4G connection, offering high-performance, compatibility, and remote monitoring.

Letter of Intent and Loan

On April 19, 2022, we signed a non-binding letter of intent with a U.S. privately-held company (the “Target”) providing for the possible purchase by us of all of the outstanding shares of the Target from its shareholders in consideration for cash, a note and, under certain circumstances, shares of common stock of a subsidiary of our company or, if such subsidiary’s shares are not publicly- traded, common stock of our company. In addition, in the letter of intent, our company agreed to extend a loan of $1,250 to the Target (the “Initial Loan”), of which $1,000 was loaned by us during the second quarter of 2022 and $250 was loaned in July 2022 pursuant to a 6% Secured Convertible Promissory Note signed by the Target. Under the terms of the Initial Loan, if we proceed with the possible stock purchase of the Target, the principal and accrued interest amount under the Initial Loan will be deducted from the cash consideration paid to the Target’s shareholders at closing. If, however, we determine not to proceed with the possible stock purchase of the Target, the Initial Loan will continue to accrue 6% interest per annum, and mature on the earliest of (i) a “Change of Control” (as defined in such note); (ii) the closing of the next investment round by the Target; (iii) an Event of Default (as defined in such note); or (iv) May 1, 2027.

On September 22, 2022, the Company signed a letter agreement concerning the extension of the development work that the Target was performing for a wholly owned subsidiary of the Company (the “Subsidiary”) under a Master Service Agreement that was executed on April 29, 2022 (the “Letter Agreement”). Under the Letter Agreement, the Company agreed to extend additional loans to the Target to enable it to expand the development work and to expedite the delivery of the development outcomes (the “Product”) to the Subsidiary. In addition, the Company extended to the Target additional funding of $350 for hiring additional developers and an additional $600 to support the Target’s operations until the development work is finalized and accepted by the Company. The total amount of the loans is $950 (the “Development Loan”), which had been loaned to the Target as of December 31, 2022. The Development Loan was made pursuant to a 6% Grid Secured Convertible Promissory Note and an additional letter agreement, dated September 22, 2022, signed by the Target with terms and conditions similar to those of the Initial Loan (the “Grid Note”). The Development Loan has additional terms which provide that the Company may forfeit the Development Loan if the Target timely delivers the Product and the Company fails to close the acquisition of the Target shortly thereafter. If, however, the Target fails to complete the development work on time, the Company will not be obligated to close the acquisition of the Target and the entire Development Loan will be payable to the Company under the same terms of the Initial Loan.

Note on Covid-19 and Current Economic Conditions

The Covid-19 pandemic has impacted global stock markets and economies. We closely monitor the impact of the continuing presence of Covid-19 and recently identified variants of Covid-19 which appear to be more transmissible and contagious than previous Covid-19 variants and have caused an increase in the number of Covid-19 cases globally. We have taken and continue to take precautions to ensure the safety of our employees, customers and business partners, while assuring business continuity and reliable service and support to our customers. We continue to receive orders for our products, although some shipments of equipment have been temporarily delayed. The global chip shortage and supply chain disruption has caused some delays in equipment orders from our contract manufacturer. As federal, state and local economies have reopened and returns to pre-pandemic levels, we expect demand for charging station usage to increase, however, we are unable to predict the extent of such recovery due to the uncertainty of Covid-19. Additionally, other recent macroeconomic events including rising inflation, slowing economic growth, changes in U.S. and foreign government monetary policies, supply chain disruptions, fluctuations in currency exchange rates and the Russian invasion of Ukraine have led to further economic uncertainty. As a result, we are unable to predict the ultimate impact of equipment order delays, chip shortage, the impact of other economic conditions and continuous presence of Covid-19 will have on our business, future results of operations, financial position, or cash flows. We intend to continue to monitor the impact of the Covid-19 pandemic and other global economic factors on our business closely. For a further discussion of the risks, uncertainties and actions taken in response to the Covid-19 pandemic, see “Item 1A Risk Factors.”

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

Results of Operations

Year Ended December 31, 2022 Compared Year Ended December 31, 2021

(in thousands)

	For The Years Ended
	December 31,
	2022	2021	Difference $	Difference%

Revenues:
Product sales	$46,018	$15,480	$30,538	197%
Charging service revenue - company-owned charging stations	6,866	2,978	3,888	131%
Network fees	4,370	667	3,703	555%
Warranty	928	220	708	322%
Grant and rebate	296	400	(104)	-26%
Ride-sharing services	1,268	769	499	65%
Other	1,393	426	967	227%

Total Revenues	61,139	20,940	40,199	192%

Cost of Revenues:
Cost of product sales	31,428	11,670	19,758	169%
Cost of charging services - company-owned charging stations	1,466	707	759	107%
Host provider fees	3,935	1,386	2,549	184%
Network costs	1,463	454	1,009	222%
Warranty and repairs and maintenance	2,795	892	1,903	213%
Ride-sharing services	2,137	1,458	679	47%
Depreciation and amortization	3,113	1,531	1,582	103%

Total Cost of Revenues	46,337	18,098	28,239	156%

Gross Profit	14,802	2,842	11,960	421%

Operating Expenses:
Compensation	60,602	38,389	22,213	58%
General and administrative expenses	27,826	10,516	17,310	165%
Other operating expenses	15,645	9,606	6,039	63%

Total Operating Expenses	104,073	58,511	45,562	78%

Loss From Operations	(89,271)	(55,669)	(33,602)	60%

Other Income (Expense):
Interest income	(1,529)	9	(1,538)	-17089%
Dividend and interest income	454	294	160	N/A
Loss on foreign exchange	(600)	(124)	(476)	N/A
Gain on forgiveness of PPP loan	-	856	(856)	N/A
Change in fair value of derivative and other accrued liabilities	66	69	(3)	-4%
Other (expense) income, net	(372)	(554)	182	-33%

Total Other Income (Expense)	(1,981)	550	(2,531)	-460%

Loss Before Income Taxes	$(91,252)	$(55,119)	$(36,133)	66%

Provision for income taxes	(308)	-	(308)	N/A

Net Loss	$(91,560)	$(55,119)	$(36,441)	66%

Revenues

Total revenue for the year ended December 31, 2022 was $61,139, compared to $20,940 for the year ended December 31, 2021, an increase of $40,199, or 192%.

Revenue from product sales was $46,018 for the year ended December 31, 2022, compared to $15,480 for the year ended December 31, 2021, an increase of $30,538, or 197%. This increase was attributable to increased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2021. Also contributing to the increase in product sales was $3,242 from EB, which we acquired in April 2022, and $14,305 from SemaConnect, which we acquired in June 2022.

Charging service revenue for company-owned and operated charging stations was $6,866 for the year ended December 31, 2022, compared to $2,978 for the year ended December 31, 2021, an increase of $3,888, or 131%. The increase is due to the increase in utilization of chargers and an increased number of chargers on the Blink Networks. Also contributing to the increase in charging service revenue was $528 from EB, which we acquired in April 2022.

Network fee revenue was $4,370 for the year ended December 31, 2022, compared to $667 for the year ended December 31, 2021, an increase of $3,703, or 555%. The increase was attributable to increases in host owned units as well as billings and invoicing to Property Partners during the year ended December 31, 2022, as compared to the year ended December 31, 2021. Also contributing to the increase in network fee revenue was $3,199 from SemaConnect, which we acquired in June 2022.

Warranty revenue was $928 for the year ended December 31, 2022, compared to $220 for the year ended December 31, 2021, an increase of $708, or 322%. The increase was primarily attributable to an increase in warranty contracts sold for the year December 31, 2022 compared to the year ended December 31, 2021. As of December 31, 2022, we recorded a liability of $176 which represents the estimated cost of existing backlog of known warranty cases.

Grant and rebate revenues were $296 for the year ended December 31, 2022, compared to $400 for the year ended December 31, 2021, a decrease of $104, or 26%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The decrease in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the years ended December 31, 2022 and 2021.

Ride-sharing services revenues were $1,268 during the year ended December 31, 2022, compared to $769 during the year ended December 31, 2021, an increase of $499, or 65%. These revenues are derived from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020.

Other revenue increased by $967, or 227%, to $1,393 for the year ended December 31, 2022, compared to $426 for the year ended December 31, 2021. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the year ended December 31, 2022 compared to the same period in 2021. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the year ended December 31, 2022 were $46,337 as compared to $18,098 for the year ended December 31, 2021, an increase of $28,239, or 156%.

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

Cost of product sales increased by $19,758, or 169%, to $31,428 for the year ended December 31, 2022, compared to $11,670 for the year ended December 31, 2021. The increase was primarily due to the increase in product sales of commercial chargers, DC fast chargers and home residential chargers during the year ended December 31, 2022 compared to the same period in 2021, as well as cost of product sales of $2,885 from EB, which we acquired in April 2022, and $6,619 from SemaConnect, which we acquired in June 2022.

Cost of charging services for company-owned charging stations (electricity reimbursements) increased by $759, or 107%, to $1,466 for the year ended December 31, 2022, compared to $707 for the year ended December 31, 2021. The increase in 2022 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $2,549, or 184%, to $3,935 during the year ended December 31, 2022, compared to $1,386 during the year ended December 31, 2021. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements, as well as a reduction in utilization during 2021 due to COVID-19.

Network costs increased by $1,009, or 222%, to $1,463 for the year ended December 31, 2022, compared to $454 for the year ended December 31, 2021. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system compared to the same period in 2021. Also contributing to the increase in network costs was $781 from SemaConnect, which we acquired in June 2022.

Warranty and repairs and maintenance costs increased by $1,903, or 213%, to $2,795 for the year ended December 31, 2022, compared to $892 for the year ended December 31, 2021. The increase in 2022 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases. Also contributing to the increase was $99 from EB, which we acquired in April 2022, and $98 from SemaConnect, which we acquired in June 2022. As of December 31, 2022, we recorded a liability of $176 which represents the estimated cost of existing backlog of known warranty cases.

Cost of ride-sharing services was $2,137 during the year ended December 31, 2022, compared to $1,458 during the year ended December 31, 2021, an increase of $679, or 47%. These costs are from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020.

Depreciation and amortization expense increased by $1,582, or 103%, to $3,113 for the year ended December 31, 2022, compared to $1,531 for the year ended December 31, 2021. The increase in depreciation expense was attributable to an increase in the number of EV charging stations and vehicles associated with the ride-share services.

Operating Expenses

Compensation expense increased by $22,213, or 58%, to $60,602 (consisting of approximately $44,689 of cash compensation and approximately $15,913 of non-cash compensation) for the year ended December 31, 2022, compared to $38,389 (consisting of approximately $22,000 of cash compensation and approximately $16,400 of non-cash compensation) for the year ended December 31, 2021. The increase in compensation expense for the year ended December 31, 2022 compared to the same period in 2021 was primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated domestic and international growth of our company. In addition, compensation expense during the year ended December 31, 2022 compared to the same period in 2021 increased due to additional personnel in conjunction with the acquisitions of SemaConnect and EB during the second quarter of 2022.

General and administrative expenses increased by $17,310, or 165%, from $10,516 for the year ended December 31, 2021 to $27,826 for the year ended December 31, 2022. The increase was primarily attributable to increases in accounting, legal, investor relations, marketing, consulting , recruiting, software licensing and other professional service expenditures of $7,724. Further, general and administrative expenses increased due to increases in amortization expense of $5,119 related to the acquisitions of SemaConnect and EB during the second quarter of 2022. Also contributing to the increase in general and administrative expenses were acquisition-related expenses of $3,933 related to the 2022 acquisitions of SemaConnect and EB.

Other operating expenses increased by $6,039, or 63%, from $9,606 for the year ended December 31, 2021 to $15,645 for the year ended December 31, 2022. The increase was primarily attributable to increases in insurance, software expense, rent, hardware and software development costs and property/use tax expenditures of $4,616. Further, increases in travel and vehicle expenses of $1,754, contributed to the increase in other operating expenses for year ended December 31, 2022 compared to the same period in 2021. Also contributing to the increase in other operating expenses were operating expenditures related to the 2022 acquisitions of SemaConnect and EB. During the year ended December 31, 2022, we incurred expenses of $3,809 related to the network upgrade to certain of our company’s EV charging stations.

Other (Expense) Income

Other expense increased by $2,531 from other income of $550 for the year ended December 31, 2021 to other expense of $1,981 for the year ended December 31, 2022. The increase in other expenses is primarily attributable to interest expense of $1,529 associated with the deferred payment from the SemaConnect acquisition. Also contributing to the increase in other expenses is loss on foreign currency exchange of $600.

Provision For Income Taxes

Provision for income taxes was $308 during the year ended December 31, 2022 as compared to $0 during the year ended December 31, 2021. The Company’s statutory federal income tax rate for 2022 and 2021 was 21.0%. The Company’s effective tax rate for 2022 and 2021 was 0.3% and 0.0%, respectively. The increase in the provision for income taxes and the effective tax rate was related to certain subsidiaries which generated net income during the year ended December 31, 2022.

Net Loss

Our net loss for the year ended December 31, 2022 increased by $36,441, or 66%, to $91,560 as compared to $55,119 for the year ended December 31, 2021. The increase was primarily attributable to an increase in compensation expense and general and administrative expenses in conjunction with current and anticipated growth of our company.

Total Comprehensive Loss

Our total comprehensive loss for the year ended December 31, 2022 was $92,822 whereas our total comprehensive loss for the year ended December 31, 2021 was $56,465, an increase of $36,357 for the same reasons as noted above related to the increase in our net loss.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31,
	2022	2021
Cash	$36,562	$174,795

Working Capital	$48,962	$176,303

Debt	$40,618	$10

During the years ended December 31, 2022 and 2021, we financed our activities from proceeds derived from debt and equity financings which were raised in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the years ended December 31, 2022 and 2021, we used cash of $82,365 and $40,570, respectively, in operations. Our cash used for the year ended December 31, 2022 was primarily attributable to our net loss of $91,560, reduced by net non-cash expenses in the aggregate amount of $26,551, and by $17,356 of net cash used in changes in the levels of operating assets and liabilities. Our cash used for the year ended December 31, 2021 was primarily attributable to our net loss of $55,119, reduced by net non-cash expenses in the aggregate amount of $23,113, and by $8,564 of net cash used in changes in the levels of operating assets and liabilities.

During the year ended December 31, 2022, net cash used in investing activities was $58,787, of which, $38,338 was used as cash consideration for SemaConnect (net of cash acquired), $11,360 was used as cash consideration for EB (net of cash acquired), $6,595 was used to purchase charging stations and other fixed assets, $2,200 was used as a note receivable to a target, and $294 was related to the payment of engineering costs that were capitalized .During the year ended December 31, 2021, net cash used in investing activities was $30,449, of which, $6,804 was provided in connection with the sale of marketable securities, which was offset by purchases of marketing securities of $7,209, $7,065 was used to purchase charging stations and other fixed assets, $22,742 (net of $243 cash acquired) was used as purchase consideration in connection with the Blue Corner acquisition and $237 was used for engineering services.

During the year ended December 31, 2022, net cash provided by financing activities was $6,393, of which, $220 was provided by the exercise of warrants and options, offset by $315 used to pay down our liability in connection with internal use software, $217 was used to pay down our finance lease liability and $681 was used to pay down notes payable this was offset by $7,386 was attributable to the net proceeds from the sale of common stock from the public offering. During the year ended December 31, 2021, net cash provided by financing activities was $223,271, of which, $221,333 was attributable to the net proceeds from the sale of common stock from the public offering, $1,693 was attributable to the proceeds from warrant exercises, $307 of proceeds were from option exercises, partially offset by $62 used to pay down our financing liability in connection with internal use software.

As of December 31, 2022, we had cash, working capital and an accumulated deficit of $36,562, $48,962 and $334,030, respectively. During the year ended December 31, 2022, we had a net loss of $91,560.

In February 2023, we completed an underwritten registered public offering of 8,333,333 shares of our common stock at a public offering price of $12.00 per share. We received approximately $100,000 in gross proceeds from the public offering, and approximately $95,000 in net proceeds after deducting the underwriting discount and offering expenses paid by us. In addition, the underwriters have a 30-day option to purchase up to an additional 1,249,999 shares of common stock from us at the public offering price, less the underwriting discounts and commissions. The public offering was made pursuant to our automatic shelf registration statement on Form S-3 ASR filed with the SEC on January 6, 2021, and prospectus supplement dated February 8, 2023. Barclays acted as the sole book-running manager for the offering. H.C. Wainwright & Co., Roth Capital Partners and ThinkEquity acted as co-managers for the offering.

In January 2021, we completed an underwritten registered public offering of 5,660,000 shares of our common stock at a public offering price of $41.00 per share. We received approximately $232,100 in gross proceeds from the public offering, and approximately $221,500 in net proceeds after deducting the underwriting discount and offering expenses paid by us. The public offering was made pursuant to our automatic shelf registration statement on Form S-3 ASR filed with the SEC on January 6, 2021 and prospectus supplement dated January 7, 2021. We used the net proceeds from the public offering to supplement our operating cash flows to fund EV charging station deployment and, when needed, to finance the costs of acquiring competitive and complementary businesses, products and technologies as a part of our growth strategy, and for working capital and general corporate purposes.

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

On September 2, 2022, we entered into a Sales Agreement (“Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC (the “Agents”) to conduct an “ATM” equity offering program pursuant to which we may issue and sell from time to time shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $250,000 through the Agents, as our sales agents. We currently anticipate using the net proceeds from the sale of our shares of common stock under the ATM program to supplement our operating cash flows to fund EV charging station deployment and our acquisition growth plan. We also plan to use any remaining proceeds we receive for working capital and other corporate purposes. The amounts and timing of our use of the net proceeds will depend on a number of factors, such as the timing and progress of our EV charging station deployment efforts, the timing and progress of any partnering and collaboration efforts and technological advances. As of December 31, 2022, 558,721 shares have been sold pursuant to the ATM program representing gross proceeds of approximately $7,697.

As electric vehicle charging requirements and technologies change, driven by federal, state or local regulatory authorities or by electric vehicle manufacturers or other technology or services providers for the charging station industry, in particular cellular connectivity technology, we may need to upgrade or adapt our charging station products or introduce new products in order to serve new vehicles, conform to new standards, or adapt new technologies to serve existing customers or new customers at substantial research, development, and network upgrades costs. During 2021, many cellular technology providers announced they will require the upgrade from 2G/3G connectivity to 4G LTE during 2022 (the “Upgrade”). During the year ended December 31, 2022, we incurred $3,809 related to these upgrades. As of December 31, 2022, the charger upgrades were substantially complete.

Contractual Obligations and Commitments

We entered into purchase commitments that include purchase orders and agreements in the normal course of business with contract manufacturers, parts manufacturers, vendors for research and development services and outsourced services. As of December 31, 2022, we had purchase commitment of approximately $60,532, which will become payable upon the suppliers’ delivery of the charging stations, services and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12-24 months.

Further, we have operating and finance lease obligations over the next five years of approximately $5,500. These operating lease obligations are primarily related to corporate office space, warehousing, and parking spaces related to our ride-sharing services.

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

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, in our Consolidated Financial Statements included at the end of this Annual Report.

Revenue Recognition

We recognize revenue primarily from four different types of contracts:

●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the company satisfies its performance obligation, which generally is at the time it ships the product to the customer or installation of the product.
●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Network fees and other – Represents a stand-ready obligation whereby the company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Other – Other revenues primarily comprises of revenues generated from alternative fuel credits.

The timing of our revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the company records deferred revenue until the performance obligations are satisfied.

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

Furthermore, ride-sharing services, which are not within scope of ASC 606, pertain to revenues and expenses related to a ride-sharing services agreement with the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service. The Company recognizes revenue over the contractual period of performance of the subscription which are short term in nature.

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

Recently Issued Accounting Standards

For a description of our recently issued accounting standards, see Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We have foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both its revenue and its operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances, as of December 31, 2022. As our foreign operations expand, its results may be more materially impacted by fluctuations in the exchange rates of the currencies in which it does business. At this time, we do not enter into financial instruments to hedge its foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are included in this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures. Management has designed disclosure controls and procedures that reasonably enable the management to deliberate and take timely decisions regarding required disclosure.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were not effective as of December 31, 2022 due to the material weaknesses in internal control over financial reporting described below.

However, after giving full consideration to the material weaknesses described below, and the additional analyses and other procedures the Company performed to ensure that its consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, Blink’s management has concluded that its consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

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

As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired companies’ controls by year-end, management has excluded both SemaConnect and Electric Blue Limited (“EB”) from its evaluation of disclosure controls and procedures and internal controls over financial reporting and changes therein from the date of such acquisition through December 31, 2022. SemaConnect’s total assets and total revenues represent approximately 7% and 30%, respectively, and EB’s total assets and total revenues represent approximately 3% and 8% respectively, of the related consolidated financial statement amounts of Blink Charging Co. as of and for the year ended December 31, 2022.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2022 because of material weaknesses reported below.

●	During the fourth quarter of 2022, management identified IT deficiencies relating to change management and the restriction of access to a sub-system at a subsidiary. Fiscal 2022 was the initial year that this subsidiary was subjected to testing its internal controls over financial reporting. Once these deficiencies were identified, management remediated the design of these controls. As this remediation occurred late in the fourth quarter of 2022, it was deemed too late to sufficiently test the remediated controls’ operational effectiveness. Accordingly, management has considered it to be a material weakness in internal controls over financial reporting as of December 31, 2022. Management expects to remediate this control during 2023.

●	The Company’s internal controls over financial reporting did not detect a miscalculation of a certain non-cash share-based compensation transaction on a timely basis. Management views this miscalculation as an isolated occurrence but considers this control deficiency a material weakness in internal controls over financial reporting as of December 31, 2022. Management expects to remediate this control during 2023.

Changes in Internal Control Over Financial Reporting

During 2022, management continued to implement improvements to the Company’s internal control system. Throughout the year, from executive management on down, a strong commitment was made to the importance of internal control and to create and maintain an infrastructure to support the Company’s compliance program. The Audit Committee was actively engaged and exercised continuous oversight throughout the process. Further, management and the Audit Committee fostered open and regular dialogue with the Company’s external auditors. Internal control, particularly those relating to subjective judgements, were strengthened and, when possible automated and centralized. Further, improvements included:

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

In 2021, the Company had identified certain design deficiencies in its management and analytical review controls associated with the financial close, revenue and inventory processes. As a result of the internal controls initiatives referenced above, the 2021 reported material weakness has been remediated and is operating effectively.

Except as described above, there were no changes in the Company’s internal control over the financial reporting during the fourth quarter of 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Blink Charging Co.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Blink Charging Co. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Management’s Annual Report on Internal Control Over Financial Reporting:

●	One of the Company’s subsidiaries did not implement program change management and user access controls to ensure that a) IT program and data changes affecting the Company’s financial IT applications & underlying accounting records, are identified, tested, authorized and implemented appropriately b) appropriate segregation of duties that would adequately restrict user and privileged access to validate that data produced by its relevant IT system were complete and accurate.

●	Certain of the Company’s controls associated with the calculation of stock-based compensation awards were not operating effectively.

These deficiencies, combined with inadequate compensating review controls, created a reasonable possibility that a material misstatement, individually or in the aggregate, to the consolidated financial statements might not be prevented or detected on a timely basis and represents a material weakness in the Company’s internal control over financial reporting.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2022 consolidated financial statements, and this report does not affect our report dated March 14, 2023 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2022 and 2021 and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the three years ended December 31, 2022 of the Company and our report dated March 14, 2023 expressed an unqualified opinion on those financial statements.

Explanatory Paragraph – Excluded Subsidiaries

As described in “Management Annual Report on Internal Control Over Financial Reporting”, management has excluded its wholly-owned subsidiaries, SemaConnect, Inc. and Electric Blue Limited, from its assessment of internal control over financial reporting as of December 31, 2022 because these entities were acquired by the Company in purchase business combinations during 2022. We have also excluded SemaConnect, Inc. and Electric Blue Limited from our audit of internal control over financial reporting. These subsidiaries’ combined total assets and total revenues represent approximately 10% and 38.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

Marcum LLP

New York, NY

March 14, 2023

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2022 year-end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2022 year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2022 year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2022 year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2022 year-end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3)	EXHIBITS

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Share Purchase Agreement, dated April 21, 2021, between the Shareholders of Blue Corner NV and Blink Holdings B.V.	8-K	2.1	05/13/2021
2.2	Sale and Purchase Agreement, dated April 22, 2022, between the shareholders of Electric Blue Limited, and Blink Holdings B.V. and Blink Charging Co.	8-K	2.1	04/26/2022
2.3	Agreement and Plan of Merger, dated as of June 13, 2022, by and among Blink Charging Co., Blink Sub I Corp., Blink Sub II LLC, SemaConnect, Inc. and Shareholder Representative Services LLC (solely in its capacity as the stockholders’ representative)	8-K	2.1	06/14/2022
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock		3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock		3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock		3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock		3.4	04/07/2022
4.2	Form of Common Stock Purchase Warrant dated April 9, 2018	8-K	4.1	04/19/2018
4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.3	04/02/2020
10.1*	Executive Employment Agreement by and between the Company and Michael D. Farkas dated October 29, 2010	10-K	10.17	04/16/2013
10.2*	First Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated December 23, 2014	8-K	10.4	12/29/2014
10.3 *	Second Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated July 24, 2015	10-K	10.4	07/29/2016
10.4 *	Third Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated June 15, 2017	S-1/A	10.7	07/06/2017
10.10	Patent License Agreement, dated March 29, 2012, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas	10-K	10.21	04/16/2013
10.11	Patent License Agreement, dated March 11, 2016, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas	10-Q	10.3	08/04/2016
10.12	Revenue Sharing Agreement, dated April 3, 2013, by and among Car Charging Group, Inc., EV Pass Holdings, LLC, and Synapse Sustainability Trust, Inc.	8-K	10.2	04/26/2013
10.13	Office Lease Agreement, dated April 20, 2018, between Euro American Group, Inc. and Car Charging Inc.	8-K	10.1	05/15/2018
10.14*	2018 Incentive Compensation Plan	Proxy	-	08/14/2018
10.17*	Employment Agreement, dated January 9, 2020, between Blink Charging Co. and Donald Engel	8-K	10.1	01/10/2020
10.18*	Employment Offer Letter, dated February 7, 2020, between Blink Charging Co. and Michael P. Rama	8-K	10.1	02/11/2020
10.20*	Employment Offer Letter, dated as of March 29, 2020, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	04/20/2020
10.21*	Executive Chairman and CEO Employment Agreement, dated May 28, 2021, between Blink Charging Co. and Michael D. Farkas	8-K	10.1	06/04/2021
10.22*	Employment Agreement, dated December 27, 2021, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	12/29/2021
10.23*	Employment Agreement, dated April 20, 2021, between Blink Charging Co. and Harjinder Bhade	10-K/A	10.20	04/29/2022
10.24*	Employment Agreement, dated May 19, 2022, between Blink Charging Co. and Michael P. Rama	8-K	10.1	05/24/2022
10.25*	Employment Agreement, dated May 19, 2022, between Blink Charging Co. and Aviv Hillo	8-K	10.2	05/24/2022
10.26	Form of Registration Rights Agreement, dated as of June 15, 2022, by and among Blink Charging Co., the equityholders of SemaConnect, Inc. and each equityholder of SemaConnect, Inc. to which Blink shares were issued	8-K	10.1	06/21/2022
10.27*	Employment Offer Letter, dated June 15, 2022, between SemaConnect, LLC, a Blink Charging company, and Mahi Reddy	8-K	10.2	06/21/2022
10.29	Sales Agreement, dated September 2, 2022, between Blink Charging Co. and the Sales Agents	8-K	10.1	09/02/2022
10.30*	Employment Offer Letter, dated June 15, 2022, between SemaConnect LLC and Mark Pastrone, as assumed by Blink Charging Co. on November 29, 2022	8-K	10.1	12/05/2022
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Marcum LLP				X
31.1	Rule 13a-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer				X
32.2**	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

*	Indicates a management contract or compensatory plan or arrangement.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK CHARGING CO.

Date: March 14, 2023	By:	/s/ Michael D. Farkas
Michael D. Farkas
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2023	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Farkas	Chairman of the Board and Chief Executive Officer	March 14, 2023
Michael D. Farkas	(Principal Executive Officer)

/s/ Michael P. Rama	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2023
Michael P. Rama

/s/ Brendan S. Jones	President and Director	March 14, 2023
Brendan S. Jones

/s/ Mahidhar Reddy	Chief Executive Officer of SemaConnect and Director	March 14, 2023
Mahidhar Reddy

/s/ Louis R. Buffalino	Director	March 14, 2023
Louis R. Buffalino

/s/ Jack Levine	Director	March 14, 2023
Jack Levine

/s/ Kenneth R. Marks	Director	March 14, 2023
Kenneth R. Marks

/s/ Ritsaart J.M. van Montfrans	Director	March 14, 2023
Ritsaart J.M. van Montfrans

/s/ Cedric L. Richmond	Director	March 14, 2023
Cedric L. Richmond

BLINK CHARGING CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blink Charging Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blink Charging Co. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 14, 2023, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

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

Business Combinations

Critical Audit Matter Description

As described in Note 3 to the consolidated financial statements, the Company acquired SemaConnect, Inc. and Electric Blue Limited in June 2022 and April 2022, respectively. These acquisitions were accounted for as business combinations. We identified the evaluation of the acquisition date fair value of the intangible assets acquired as a critical audit matter.

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

New York, NY
March 14, 2023

BLINK CHARGING CO.

Consolidated Balance Sheets

(in thousands except for share amounts)

	December 31,
	2022	2021

Assets
Current Assets:
Cash and cash equivalents	$36,562	$174,795
Accounts receivable, net	23,581	6,346
Inventory, net	34,740	10,369
Prepaid expenses and other current assets	4,399	1,020

Total Current Assets	99,282	192,530
Restricted cash	71	81
Property and equipment, net	25,862	14,563
Operating lease right-of-use asset	4,174	1,664
Intangible assets, net	26,582	3,455
Goodwill	203,710	19,390
Other assets	2,861	230

Total Assets	$362,542	$231,913

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$24,585	$7,134
Accrued expenses and other current liabilities	13,109	5,678
Notes payable	10	10
Current portion of operating lease liabilities	1,738	547
Current portion of financing lease liabilities	306	-
Current portion of deferred revenue	10,572	2,858

Total Current Liabilities	50,320	16,227
Contingent consideration	1,316	-
Consideration payable	40,608	-
Operating lease liabilities, non-current portion	3,030	1,531
Financing lease liabilities, non-current portion	408	-
Other liabilities	645	193
Deferred revenue, non-current portion	5,258	128

Total Liabilities	101,585	18,079

Commitments and contingencies (Note 16)

Stockholders’ Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 51,476,445 and 42,423,514 shares issued and outstanding as of December 31, 2022 and 2021, respectively	51	42
Additional paid-in capital	597,982	458,046
Accumulated other comprehensive loss	(3,046)	(1,784)
Accumulated deficit	(334,030)	(242,470)

Total Stockholders’ Equity	260,957	213,834

Total Liabilities and Stockholders’ Equity	$362,542	$231,913

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statements of Operations

(in thousands except for share and per share amounts)

	For the Years Ended
	December 31,
	2022	2021	2020

Revenues:
Product sales	$46,018	$15,480	$4,432
Charging service revenue - company-owned charging stations	6,866	2,978	773
Network fees	4,370	667	345
Warranty	928	220	129
Grant and rebate	296	400	22
Ride-sharing services	1,268	769	168
Other	1,393	426	362

Total Revenues	61,139	20,940	6,231

Cost of Revenues:
Cost of product sales	31,428	11,670	2,860
Cost of charging services - company-owned charging stations	1,466	707	171
Host provider fees	3,935	1,386	265
Network costs	1,463	454	516
Warranty and repairs and maintenance	2,795	892	331
Ride-sharing services	2,137	1,458	226
Depreciation and amortization	3,113	1,531	345

Total Cost of Revenues	46,337	18,098	4,714

Gross Profit	14,802	2,842	1,517

Operating Expenses:
Compensation	60,602	38,389	12,718
General and administrative expenses	27,826	10,516	4,047
Other operating expenses	15,645	9,606	2,566

Total Operating Expenses	104,073	58,511	19,331

Loss From Operations	(89,271)	(55,669)	(17,814)

Other Income (Expense):
Interest (expense) income	(1,529)	9	16
Dividend and interest income	454	294	-
Foreign transaction loss	(600)	(124)	-
Gain on forgiveness of PPP loan	-	856	-
Gain on settlement of accounts payable, net	-	-	22
Change in fair value of derivative and other accrued liabilities	66	69	(173)
Other (expense) income, net	(372)	(554)	103

Total Other (Expense) Income	(1,981)	550	(32)
Loss Before Income Taxes	(91,252)	(55,119)	(17,846)
Provision for income taxes	(308)	-	-

Net Loss	$(91,560)	$(55,119)	$(17,846)
Net Loss Per Share:
Basic	$(1.95)	$(1.32)	$(0.59)
Diluted	$(1.95)	$(1.32)	$(0.59)

Weighted Average Number of
Common Shares Outstanding:
Basic	46,922,434	41,905,340	30,045,095
Diluted	46,922,434	41,905,340	30,045,095

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended
	December 31,
	2022	2021	2020

Net Loss	$(91,560)	$(55,119)	$(17,846)
Other Comprehensive Income (Loss):
Reclassification adjustments of gain on sale of marketable securities included in net loss	-	438	(183)
Cumulative translation adjustments	(1,262)	(1,784)	-

Total Comprehensive Loss	$(92,822)	$(56,465)	$(18,029)

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2022

(in thousands, except for share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2022	42,423,514	$42	$458,046	$(1,784)	$(242,470)	$213,834

Common stock issued in public offering, net of issuance costs [1]	558,721	-	7,386	-	-	7,386

Common stock issued as purchase consideration of SemaConnect	7,454,975	7	113,830	-	-	113,837

Common stock issued as purchase consideration of Electric Blue	152,803	-	2,852	-	-	2,852

Common stock issued upon exercises of warrants	73,336	-	210	-	-	210

Common stock issued upon cashless exercise of warrants	8,093	-	-	-	-	-

Common stock issued upon exercise of options	5,955	-	10	-	-	10

Stock-based compensation	799,048	2	15,648	-	-	15,650

Other comprehensive loss	-	-	-	(1,262)	-	(1,262)

Net loss	-	-	-	-	(91,560)	(91,560)

Balance - December 31, 2022	51,476,445	$51	$597,982	$(3,046)	$(334,030)	$260,957

[1]	Includes gross proceeds of $7,697, less issuance costs of $311.

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

BLINK CHARGING CO.

Consolidated Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2020

(in thousands except for share amounts)

	Convertible Preferred Stock				Additional	Accumulated		Total
	Series D		Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance - January 1, 2020	5,125	$-	26,322,583	$26	$176,730	$183	$(169,505)	$7,434

Stock-based compensation	-	-	130,722	-	883	-	-	883
		-
Common stock issued in public offering [1]	-	-	3,597,833	4	19,172	-	-	19,176
		-
Common stock issued upon conversion of Series D convertible preferred stock	(5,125)	-	1,642,628	2	(2)	-	-	-
		-
Common stock issued upon exercise of warrants	-	-	3,827,181	4	16,261	-	-	16,265
		-
Common stock issued in satisfaction of accrued issuable equity	-	-	102,402	-	200	-	-	200
		-
Common stock issued as consideration for acquisition	-	-	66,454	-	1,219	-	-	1,219
		-
Options issued in satisfaction of accrued issuable equity	-	-	-	-	16	-	-	16
		-
Common stock issued upon cashless warrant exercise	-	-	253,038	-	-	-	-	-
		-
Common stock issued upon cashless option exercise	-	-	8,256	-	-	-	-	-
		-
Other comprehensive income	-	-	-	-	-	(183)	-	(183)
		-
Net loss	-	-	-	-	-	-	(17,846)	(17,846)

Balance - December 31, 2020	-	$-	35,951,097	$36	$214,479	$-	$(187,351)	$27,164

[1]	Includes gross proceeds of $20,000, less issuance costs of $819.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended
	December 31,
	2022	2021	2020
Cash Flows From Operating Activities:
Net loss	$(91,560)	$(55,119)	$(17,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,547	2,731	680
Non-cash lease expense	997	1,246	-
Dividend and interest income	-	(62)	-
Change in fair value of contingent consideration	(1,499)	-	-
Change in fair value of derivative and other accrued liabilities	66	69	(173)
Provision for bad debt	1,336	908	270
Loss on disposal of fixed assets	113	156	279
Provision for slow moving and obsolete inventory	78	(187)	(392)
Gain on forgiveness of PPP loan	-	(856)	-
Gain on settlement of accounts payable, net	-	-	(22)
Stock-based compensation:
Common stock	11,224	4,391	233
Options	4,689	14,717	715
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(11,869)	(5,212)	(336)
Inventory	(24,283)	(9,227)	(1,247)
Prepaid expenses and other current assets	(1,782)	710	(581)
Other assets	2	262	(226)
Accounts payable and accrued expenses	16,243	3,723	842
Other liabilities	18	103	-
Lease liabilities	(825)	(1,021)	(184)
Deferred revenue	5,140	2,098	(82)

Total Adjustments	9,195	14,549	(224)

Net Cash Used In Operating Activities	(82,365)	(40,570)	(18,070)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	-	6,804	2,774
Note receivable	(2,200)	-	-
Purchase consideration of SemaConnect, net of cash acquired	(38,338)	-	-
Purchase of marketable securities	-	(7,209)	-
Capitalization of engineering costs	(294)	(237)	-
Purchase consideration of Blue Corner, net of cash acquired	-	(22,742)	-
Cash acquired in the purchase of BlueLA Carsharing, LLC	-	-	3
Purchase consideration of Electric Blue, net of cash acquired	(11,360)	-	-
Cash acquired in the purchase of U-Go Stations, Inc.	-	-	30
Purchases of property and equipment	(5,249)	(7,065)	(2,547)

Net Cash (Used In) Provided By Investing Activities	(57,441)	(30,449)	260

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	7,386	221,333	19,175
Proceeds from exercise of options and warrants	220	2,000	16,265
Proceeds from issuance of notes payable	-	-	856
Repayment of financing liability in connection with finance lease	(217)	-	-
Repayment of notes payable	(681)	-	(165)
Payment of financing liability in connection with internal use software	(315)	(62)	(72)

Net Cash Provided By Financing Activities	6,393	223,271	36,059

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4,830)	206	-

Net (Decrease) Increase In Cash and Cash Equivalents and Restricted Cash	(138,243)	152,458	18,249

Cash and Cash Equivalents and Restricted Cash - Beginning of Year	174,876	22,418	4,169

Cash and Cash Equivalents and Restricted Cash - End of Year	$36,633	$174,876	$22,418

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$36,562	$174,795	$22,342
Restricted cash	71	81	76
	$36,633	$174,876	$22,418

[1]	For the year ended December 31, 2022, includes gross proceeds of $7,697, less issuance costs of $311 deducted directly from the offering proceeds. For the year ended December 31, 2021, includes gross proceeds of $232,060, less issuance costs of $10,727 deducted directly from the offering proceeds. For the year ended December 31, 2020, includes gross proceeds of $20,000, less issuance costs of $825 deducted directly from the offering proceeds.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statements of Cash Flows — Continued

(in thousands)

	For the Years Ended
	December 31,
	2022	2021	2020
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$73	$-	$-
Non-cash investing and financing activities:
Reduction of additional pain-in capital for public offering issuance costs for public offering issuance costs that were previously paid	$-	$-	$(39)
Common stock issued as consideration for property and equipment	$-	$600	$-
Common stock issued as purchase consideration of Blue Corner	$-	$790	$-
Options issued in satisfaction of accrued issuable equity	$-	$-	$16
Net assets (excluding cash) acquired in the acquisition of BlueLA Carsharing, LLC	$-	$-	$84
Internal use software obtained in exchange for financing liability	$-	$416	$-
Right-of-use assets obtained in exchange for lease obligations	$1,787	$2,129	$598
Property and equipment obtained in exchange for finance lease obligations	$931	$-	$-
Transfer of inventory to property and equipment	$(5,283)	$(2,189)	$(1,980)
Common stock issued as purchase consideration for the acquisition of U-Go Stations, Inc.	$-	$-	$1,219
Net assets (excluding cash) acquired in the acquisition of U-Go Stations, Inc.	$-	$-	$1,216
Accrued interest converted to notes payable	$-	$5	$5
Common stock issued in satisfaction of accrued issuable equity	$-	$-	$201
Accrual of additional stock consideration for U-Go Stations, Inc.	$-	$60	$-
Common stock issued as purchase consideration of SemaConnect	$113,837	$-	$-
Common stock issued as purchase consideration of Electric Blue	$2,852	$-	$-
Intangible assets obtained in exchange for financing liability	$660	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Blink Charging Co. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the years ended December 31, 2022, 2021 and 2020 include the results of operations of BlueLA Carsharing LLC, U-Go Stations Inc., Blue Corner NV, Electric Blue and SemaConnect, Inc. of their respective dates of acquisition.

USE OF ESTIMATES

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, stock-based compensation, accounts receivable reserves, inventory valuations, goodwill, the valuation allowance related to the Company’s deferred tax assets, the carrying amount of intangible assets, right of use assets and related leases payable estimates of future EV sales and the effects thereon, derivative liabilities and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

LIQUIDITY

As of December 31, 2022, the Company had cash and working capital of $36,562 and $48,962, respectively. During the year ended December 31, 2022, 2021, and 2020, the Company incurred a net loss of $91,560, $55,119, $17,846 and respectively. During the year ended December 31, 2022, 2021, and 2020 the Company used cash in operating activities of $82,365, $40,570, and $18,070, respectively.

During the year ended December 31, 2022, the Company sold an aggregate of 558,721 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $7,697, less issuance costs of $311 which were recorded as a reduction to additional paid-in capital. See Note 12 – Stockholders’ Equity.

In February 2023, the Company completed an underwritten registered public offering of 8,333,333 shares of its common stock at a public offering price of $12.00 per share. The Company received approximately $100,000 in gross proceeds from the public offering and approximately $95,000 in net proceeds after deducting the underwriting discount and offering expenses paid by the Company. In addition, the underwriters have a 30-day option to purchase up to an additional 1,249,999 shares of common stock from the Company at the public offering price, less the underwriting discounts and commissions. See Note 17 – Subsequent Events.

The Company expects that Its cash on hand will fund its operations for at least 12 months after the issuance date of these financial statements.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured using inputs in one of the following three categories:

Level 1 measurements are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.

Level 2 measurements are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or market data other than quoted prices that are observable for the assets or liabilities.

Level 3 measurements are based on unobservable data that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

The Company considers cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities to meet the definition of financial instruments. As of December 31, 2022 and 2021, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amount of consideration payable approximate its fair value as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

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

ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables are carried at their contractual amounts, less a provision for current expected credit losses. The reserve represents the Company’s best estimate of expected credit losses it may experience in the Company’s receivable portfolio. As of December 31, 2022 and 2021, there was an allowance for expected credit losses of $2,548 and $1,262, respectively. Management estimates the allowance for credit losses based on an ongoing review of existing economic conditions, the financial conditions of the customers, historical trends in credit losses, and the amount and age of past due accounts.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INVENTORY

Inventory is comprised of electric charging stations, related parts and components, sub-components, sub-assemblies and finished products. Inventory is stated at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of sales and inventory that is installed on the premises of participating owner/operator properties, where the Company retains ownership, is transferred to property and equipment at the carrying value of the inventory. Cost of parts and components include the purchase and related costs incurred in bringing the products to their present location and condition. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. Based on the aforementioned periodic reviews, the Company recorded an inventory reserve for slow-moving or excess inventory of $298 and $162 as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company’s inventory was comprised $25,754 of finished goods that were available for sale and $8,986 of raw material and work in process. As of December 31, 2021, the Company’s inventory was comprised of finished goods inventory that were available for sale. Changes in the balance of inventory reflected on the balance sheet are the result of the impact of the change in foreign currency exchange rates.

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

EV charging stations represents the cost, net of accumulated depreciation, of charging equipment and installation of the charging equipment that have been installed on the premises of participating owner/operator properties or are earmarked to be installed.

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

As electric vehicle charging requirements and technologies change, driven by federal, state or local regulatory authorities or by electric vehicle manufacturers or other technology or services providers for the charging station industry, in particular cellular connectivity technology, the Company may need to upgrade or adapt its charging station products or introduce new products in order to serve new vehicles, conform to new standards, or adapt new technologies to serve existing customers or new customers at substantial research, development, and network upgrades costs. During 2021, many cellular technology providers announced they will require the upgrade from 2G/3G connectivity to 4G LTE during 2022 (the “Upgrade”). During the year ended December 31, 2022, the Company incurred $3,809 related to these upgrades. As of December 31, 2022, the charger upgrades were substantially complete.

See Note 4 – Property and Equipment for additional details.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

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

During the years ended December 31, 2022, 2021 and 2020, no impairment charge relating to goodwill was recognized. See Note 7 - Goodwill for further information.

INTANGIBLE ASSETS

Identifiable intangible assets primarily include trade name, customer relationships, favorable leases, internally developed technology, capitalized engineering costs and non-compete agreements. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company will compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. There were no indicators, events or changes in circumstances that would indicate intangible assets were impaired during the years ended December 31, 2022, 2021 or 2020.

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

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Euro and the Indian Rupee. Assets and liabilities are translated based on the exchange rates at the balance sheet date (1.0701 for the Euro, and 0.0121 for the Indian Rupee, as of December 31, 2022 and 1.1325 for the Euro as of December 31, 2021), while expense accounts are translated at the weighted average exchange rate for the period (1.0527 for the Euro and 0.0121 for the Indian Rupee, for the year ended December 31, 2022 and 1.1722 for the Euro during the year ended December 31, 2021). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income. Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. Transaction losses attributable to foreign exchange were $600 and $124 during the years ended December 31, 2022 and 2021, respectively.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION

The Company recognizes revenue primarily from four different types of contracts with customers:

●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer or installation of the product.
●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Other – Other revenues primarily comprises of revenues generated from alternative fuel credits.

The following table summarizes our revenue recognized in the consolidated statements of operations:

	For The Years Ended
	December 31,
	2022	2021	2020
Revenues - Recognized at a Point in Time
Product sales	$46,018	$15,480	$4,432
Charging service revenue - company-owned charging stations	6,866	2,978	773
Other	1,393	426	362
Total Revenues - Recognized at a Point in Time	54,277	18,884	5,567

Revenues - Recognized Over a Period of Time:
Network and other fees	5,298	887	474
Total Revenues - Recognized Over a Period of Time	5,298	887	474

Revenues - Other:
Ride-sharing services	1,268	769	168
Grant and rebate	296	400	22
Total Revenues - Other	1,564	1,169	190

Total Revenues	$61,139	$20,940	$6,231

The following table summarizes our revenue recognized in the consolidated statements of operations by geographical area:

	For The Years Ended
	December 31,
	2022	2021	2020
Revenues by Geographical Area
U.S.A	$40,828	$10,978	$3,543
International	20,311	9,962	2,688
Total Revenues	$61,139	$20,940	$6,231

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

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

As of December 31, 2022, the Company had $15,830 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the consolidated balance sheets as of December 31, 2022. The Company expects to satisfy $10,572 of its remaining performance obligations for network fees, warranty revenue, product sales, and other and recognize the revenue within the next twelve months.

The Company has elected to apply the practical expedient to expense costs to obtain contracts at the time the liability is incurred when the expected amortization periods is one year or less.

During the year ended December 31, 2022, the Company recognized $1,136 of revenues related to network fees and warranty contracts that were included in deferred revenues as of December 31, 2021. During the year ended December 31, 2021, the Company recognized $514 of revenues related to network fees and warranty contracts that were included in deferred revenues as of December 31, 2020. During the year ended December 31, 2020, the Company recognized $466 of revenues related to network fees and warranty contracts that were included in deferred revenues as of December 31, 2019.

During the years ended December 31, 2022, 2021, and 2020, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants, rebates and alternative fuel credits, which are not within the scope of ASC 606, pertaining to revenues and periodic expenses, are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over the useful life of the charging station. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $296, $400 and $22, respectively, related to grant and rebate revenue. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $296, $207 and $225, respectively, of revenue related to alternative fuel credits, which is included within other revenue on the consolidated statements of operations.

Furthermore, ride-sharing services, which are not within scope of ASC 606, pertain to revenues and expenses related to a ride-sharing services agreement with the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service. The Company recognizes revenue over the contractual period of performance of the subscription which are short term in nature. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $1,268, $769 and $168, respectively, related to ride-sharing services revenue.

ADVERTISING COSTS

The Company participates in various advertising programs. All costs related to advertising of the Company’s products and services are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2022, 2021 and 2020 were $2,618, $84 and $15, respectively, and are included in selling and marketing on the consolidated statements of operations.

CONCENTRATIONS

As of December 31, 2022, accounts payable to a significant vendor were approximately 15% of total accounts payable. During the year ended December 31, 2021, sales to a significant customer represented 12% of total revenue. During the year ended December 31, 2020, sales to a significant customer represented 25% of total revenue. During the year ended December 31, 2020, sales to another significant customer represented 11% of total revenue. During the year ended December 31, 2022 and 2021, the Company made purchases from a significant supplier that represented 19% and 23% respectively, of total purchases.

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

LEASES

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment and finance lease liabilities on the consolidated balance sheets.

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

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. As of December 31, 2022 and 2021, the Company maintained a full valuation allowance against its deferred tax assets, since it is more likely than not that the future tax benefit on such temporary differences will not be realized.

The Company recognizes the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement by examining taxing authorities. The Company has open tax years going back to 2019 (or the tax year ended December 31, 2009 if the Company were to utilize its NOLs) which will be subject to audit by federal and state authorities upon filing. The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s consolidated statements of operations. Prior to acquiring SemaConnect, Inc., the Company had no material unrecognized tax benefits and no adjustments to its financial position. However, the acquisition of SemaConnect, Inc. brought with it certain unrecognized tax benefits. As of December 31, 2022 the Company had gross unrecognized tax benefits of $1,436. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2022	2021	2020
Warrants	1,592,203	3,274,800	3,897
Options	1,060,535	983,505	573
Unvested restricted common stock	-	50,831	-
Total potentially dilutive shares	2,652,738	4,309,136	4,470

COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805)” (“ASU 2021-08”). The ASU improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The update is effective for annual and interim periods within the fiscal year beginning after December 15, 2022, and early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2021-08 effective January 1, 2023 and its adoption did not have a material impact on its consolidated financial statements and disclosures.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326), Troubled Debt Restructurings (TDRs) and Vintage Disclosures” that eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. The amendment also requires an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities should apply the amendments prospectively except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption of the amendments are permitted, including adoption in an interim period. If an entity elects to early adopt the amendments in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company adopted ASU 2022-02 effective January 1, 2023 and its adoption did not have a material impact on its consolidated financial statements and disclosures.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING STANDARDS - CONTINUED

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” which amends guidance in Topic 820, Fair Value Measurement. The guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendment requires the following disclosures for equity securities subject to contractual sale restrictions: the fair value of equity securities subject to contractual sale restrictions; the nature and remaining duration of the restriction(s); and the circumstances that could cause a lapse in the restriction(s). The amended guidance is effective January 1, 2024 on a prospective basis. Early adoption is permitted. The Company is currently assessing the impact of adopting this new accounting standard on its consolidated financial statements and related disclosures.

In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations” to require entities that use supplier finance programs in connection with purchase of goods and services to disclose the key terms of such programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations of where in the financial statements outstanding amounts are present. The guidance does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. The Company adopted ASU 2022-04 effective January 1, 2023 and its adoption did not have a material impact on its consolidated financial statements and related disclosures.

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848” that extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01, which are discussed above. ASU 2022-06, which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. The Company adopted ASU 2022-06 effective January 1, 2023 and its adoption did not have a material impact on its consolidated financial statements and disclosures.

3. BUSINESS COMBINATIONS

SEMACONNECT, INC.

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

The aggregate purchase price was $200,573, which included excess working capital of $1,229 and closing date cash of $3,639. The consideration paid in the acquisition consisted of: (a) $86,736 in cash, (i) of which $46,136 was paid at the closing of the Acquisition Agreement (“Closing”) and (ii) the remaining $40,600 is payable (bearing interest at 7%) until not earlier than nine months following the Closing and not later than three years following the Closing; and (b) 7,454,975 shares of the Company’s common stock with a fair value of $113,837. The fair value of the common stock consideration was determined by the closing price of the Company’s common stock on the acquisition date. Included in the cash consideration was $8,103 related to payments due to stock option holders of SemaConnect. Subsequent to the closing of the acquisition, payments to the stock option holder were made after the stock option holder signed an option cash-out agreement.

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from this acquisition. Goodwill of $174,439 from the acquisition of SemaConnect is not expected to be deductible for income tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date of SemaConnect:

Purchase Consideration:
Cash	$46,136
Deferred cash consideration	40,600
Common stock	113,837

Total Purchase Consideration	$200,573

Less:
Trade name	$1,831
Customer relationships	15,055
Internally developed technology	3,607
Non-compete agreements	241
Property and equipment	614
Right of use asset	1,092
Other assets	449
Deferred revenue- non current portion	(702)
Lease liability- non current portion	(611)
Debt-free net working capital	4,558

Fair Value of Identified Net Assets	$26,134

Remaining Unidentified Goodwill Value	$174,439

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

3. BUSINESS COMBINATIONS – CONTINUED

SEMACONNECT, INC. - CONTINUED

In connection with the acquisition of SemaConnect, the Company acquired tradename, customer relationships, internally developed technology and non-compete agreements.

The Company used the relief from royalty method when determining the fair value of the acquired trademark and internally developed technology. The fair value was determined by applying an estimated royalty rate to revenues, measuring the value the Company would pay in royalties to a market participant if it did not own the trademark and internally developed technology and had to license it from a third party. The trademark was assigned a useful life of two years and the internally developed technology was assigned a useful life of three years.

When determining fair value of customer relationships, a form of income approach, known as the multi period excess earnings method was used.  The fair value was determined by calculating the present value of estimated future operating cash flows generated from the existing customers less costs to realize the revenue. The Company applied a discount rate of 20%, which reflected the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts include an assumed income tax rate of 26%. The customer relationships were assigned a 5 year useful life.

The Company used a discounted cash flow model when determining the fair value of the non-compete agreements, significant assumptions include a discount rate of 20% and an assumed income tax rate of 26%. The non-compete agreements were assigned a useful life of two years.

The fair value of working capital accounts were determined to be the carrying values due to the short-term nature of the assets and liabilities.

The fair value of property and equipment was estimated by applying the cost approach. The cost approach uses the replacement or reproduction cost as an indicator of fair value. The assumptions of the cost approach include replacement cost new, projected capital expenditures, and physical deterioration factors including economic useful life, remaining useful life, age, and effective age.

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

The consolidated financial statements of the Company include the results of operations of SemaConnect from June 15, 2022 to December 31, 2022 and do not include results of operations for periods prior to June 15, 2022. The results of operations of SemaConnect from June 15, 2022 to December 31,2022 included revenues of $18,411 and a net loss of $3,295.

The following table presents the unaudited pro forma consolidated results of operations for the years ended December 31, 2022 and 2021 as if the acquisition of SemaConnect had occurred at the beginning of fiscal year 2021. The pro forma information provided below is compiled from the pre-acquisition financial information of SemaConnect and includes pro forma adjustments for adjustments to certain expenses. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2021 or (ii) future results of operations:

	For the Years Ended December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenues	$70,078	$33,390
Net loss	$(102,444)	$(69,012)

The above pro forma information includes pro forma adjustments to give effect to the amortization of the acquired intangible assets to the 2021 historical period.

As of the date of the acquisition, the Company expected to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition-related costs are expensed as incurred and are recorded within general and administrative expenses on the consolidated statements of operations. Acquisition-related costs were $3,407 during the year ended December 31, 2022.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

3. BUSINESS COMBINATIONS – CONTINUED

ELECTRIC BLUE LIMITED

On April 22, 2022, pursuant to a Sale and Purchase Agreement dated April 22, 2022, the Company acquired, through its Dutch subsidiary, Blink Holdings B.V., all of the outstanding capital stock of Electric Blue Limited (“EB”), a private company limited by shares and registered in England and Wales, from its shareholders. Headquartered in St. Albans, United Kingdom, EB is a leading provider of electric vehicle charging and sustainable energy solutions and technologies. EB works with local authorities and businesses to create the infrastructure the United Kingdom needs to meet the 2050 net zero emissions target and prepare for the 2030 ban on the sale of new petrol and diesel cars and vans.

The fair value purchase price for the acquisition of all of EB’s outstanding capital stock was $19,317, consisting of $12,651 in cash, 152,803 shares of the Company’s common stock with a fair value of $2,852, plus the contingent consideration described in the following paragraph. The fair value of the common stock consideration was determined by the closing price of the Company’s common stock on the acquisition date.

In addition, provided EB reaches specified gross revenue or new EV charger installation targets over the three years post-closing, the Company also agreed to issue up to approximately $6,400 in additional shares of its common stock to EB shareholders (the “Contingent Consideration”). The Contingent Consideration was recorded at an estimated fair value of $3,814. As of December 31, 2022, the estimated fair value of the Contingent Consideration was $1,316. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the contingent consideration liabilities on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are projections over the earn-out period, and the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent consideration liabilities.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date of EB:

Purchase Consideration:
Cash	$12,651
Common stock	2,852
Contingent consideration	3,814

Total Purchase Consideration	$19,317

Less:
Trade name	$500
Customer relationships	4,856
Internally developed technology	515
Non-compete agreements	1,992
Property and equipment	4,325
Deferred revenue- non current portion	(2,689)
Debt-free net working capital deficit	(625)

Fair Value of Identified Net Assets	$8,874

Remaining Unidentified Goodwill Value	$10,443

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

3. BUSINESS COMBINATIONS – CONTINUED

ELECTRIC BLUE LIMITED – CONTINUED

The components of debt free net working capital deficit are as follows:

Current assets:
Cash	$1,291
Accounts receivable	1,618
Prepaid expenses and other current assets	508
Total current assets	$3,417

Less current liabilities:
Accounts payable	$647
Current portion of lease liabilities	22
Current portion of notes payable	611
Accrued expenses and other current liabilities	2,762

Total current liabilities	$4,042

Debt free net working capital deficit	$(625)

The Company used the relief from royalty method when determining the fair value of the acquired trademark and internally developed technology. The fair value was determined by applying an estimated royalty rate to revenues, measuring the value the Company would pay in royalties to a market participant if it did not own the trademark and internally developed technology and had to license it from a third party. The trademark was assigned a useful life of one and half years and the internally developed technology was assigned a useful life of one year.

When determining fair value of customer relationships, a form of income approach, known as the multi period excess earnings method was used.  The fair value was determined by calculating the present value of estimated future operating cash flows generated from the existing customers less costs to realize the revenue. The Company applied a discount rate of 23%, which reflected the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts include an assumed income tax rate of 25%. The assigned useful life for customer relationships was approximately six years.

The Company used a discounted cash flow model when determining the fair value of the non-compete agreements, significant assumptions include a discount rate of 23% and an assumed income tax rate of 25%. The non-compete agreements were assigned a useful life of two years.

The Company used a Monte-Carlo based simulation model when determining the fair value of the contingent consideration. The model takes into account the Company’s projections as well as an assumed discount rate of 12%.

The fair value of working capital accounts were determined to be the carrying values due to the short-term nature of the assets and liabilities.

The fair value of property and equipment was estimated by applying the cost approach. The cost approach uses the replacement or reproduction cost as an indicator of fair value. The assumptions of the cost approach include replacement cost new, projected capital expenditures, and physical deterioration factors including economic useful life, remaining useful life, age, and effective age.

Changes in the balance of identified intangible assets and goodwill reflected on the balance sheet are the result of the impact of the change in foreign currency exchange rates.

The consolidated financial statements of the Company include the results of operations of EB from April 22, 2022 to December 31, 2022 and do not include results of operations for periods prior to April 22, 2022. The results of operations of EB from April 22, 2022 to December 31, 2022 included revenues of $4,601 and a net loss of $4,355.

The following table presents the unaudited pro forma consolidated results of operations for the years ended December 31, 2022 and 2021 as if the acquisition of EB had occurred at the beginning of fiscal year 2021. The pro forma information provided below is compiled from the pre-acquisition financial information of EB and includes pro forma adjustments for adjustments to certain expenses. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2021 or (ii) future results of operations:

	For the Years Ended December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenues	$62,002	$25,076
Net loss	$(92,705)	$(60,076)

The above pro forma information includes pro forma adjustments to give effect to the amortization of the acquired intangible assets to the 2021 historical period. As of the date of the acquisition, the Company expected to collect all contractual cash flows related to receivables acquired in the acquisition.

Acquisition-related costs are expensed as incurred and are recorded within general and administrative expenses on the consolidated statements of operations. Acquisition-related costs were $376 during the year ended December 31, 2022.

See Note 11 – Fair Value Measurement for additional information.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

3. BUSINESS COMBINATIONS – CONTINUED

BLUE CORNER NV

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

In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Blue Corner, the Company engaged a third-party independent valuation specialist to assist in the determination of fair values. The price purchase price allocation was finalized during fiscal 2022 within the one-year measurement period.

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

3. BUSINESS COMBINATIONS – CONTINUED

BLUE CORNER NV - CONTINUED

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

3. BUSINESS COMBINATIONS – CONTINUED

U-GO STATIONS, INC.

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

3. BUSINESS COMBINATIONS – CONTINUED

U-GO STATIONS, INC. – CONTINUED

The components of debt free net working capital deficit are as follows:

Current assets:
Cash	$30
Accounts receivable	3
Prepaid expenses and other current assets	7

Total current assets	$40

Less current liabilities:
Accounts payable and accrued expenses	428

Total current liabilities	$428

Debt free net working capital deficit	$(388)

The below table provides select unaudited, pro forma consolidated results of operations as if the acquisition of U-Go had occurred on January 1, 2020. The pro forma results are not indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually occurred at the beginning of fiscal year 2020 or (ii) future results of operations.

For the Years Ended December 31,
2020
Revenues	$6,468
Net loss	$(18,022)

The above pro forma information includes pro forma adjustments to remove the effect of the following non-recurring transactions:

1)	Nonrecurring merger expenses of $6 recognized in the Company’s results of operations during the year ended December 31, 2020.

As of the date of the acquisition, the Company expects to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition related costs are expensed as incurred and are recorded within general and administrative expenses on the consolidated statements of operations. Acquisition-related costs were $6 during the year ended December 31, 2020.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

3. BUSINESS COMBINATIONS – CONTINUED

BLUELA CARSHARING, LLC – CONTINUED

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

3. BUSINESS COMBINATIONS – CONTINUED

BLUELA CARSHARING, LLC – CONTINUED

The below table provides select unaudited, pro forma consolidated results of operations as if the acquisition of BlueLA had occurred on January 1, 2020. The pro forma results are not indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually occurred at the beginning of fiscal year 2020 or (ii) future results of operations.

For the Year Ended December 31,
2020
(Unaudited)
Revenues	$6,699
Net loss	$(20,511)

The above pro forma information includes pro forma adjustments to remove the effect of the following non-recurring transactions:

1)	Gain of $15,550 recognized in the Seller’s results of operations during the year ended December 31, 2020 related to the forgiveness of debt associated with liabilities to the Seller’s parent;
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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2022	2021
EV charging stations	$22,718	$10,906
Building	4,718	4,000
Software	2,137	1,700
Automobiles	2,993	2,009
Office and computer equipment	1,371	844
Leasehold improvements	536	202
Machinery and equipment	712	139
	35,185	19,800
Less: accumulated depreciation	(9,323)	(5,237)
Property and equipment, net	$25,862	$14,563

Depreciation and amortization expense related to property and equipment was $5,432, $1,904, and $378 for the years ended December 31, 2022, 2021 and 2020, respectively, of which, $3,113, $1,533 and $345, respectively, was recorded within cost of sales in the accompanying consolidated statements of operations.

During the years ended December 31, 2022, 2021 and 2020, the Company disposed of property and equipment with a net book value of $463, $798 and $368 which resulted in a loss on disposal of $113, $156 and $279, respectively, which was included within general and administrative expenses in the consolidated statements of operations.

During the years ended December 31, 2022, 2021, and 2020, the Company transferred charging stations of $5,283, $2,189 and $1,980 from inventory into property and equipment.

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

Changes in the balance of property and equipment reflected on the balance sheet are the result of the impact of the change in foreign currency exchange rates.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

5. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,
	2022	2021	Useful Lives
Internal use software	$1,123	$600	3 years
Capitalized engineering costs	237	237	Indefinite
Trade name and patents	2,759	340	1.5 years
Customer relationships	21,398	1,677	5.6 years
Favorable leases	257	272	1.6 years
Internally developed technology	5,031	1,148	3 years
Non-compete agreements	2,253	139	2 years
	33,058	4,413
Less: accumulated amortization	(6,476)	(958)
Intangible assets, net	$26,582	$3,455

Amortization expense during the years ended December 31, 2022, 2021, and 2020 were $5,954, $938, and $61, respectively.

Changes in the balance of intangible assets and goodwill reflected on the balance sheet are the result of the impact of the change in foreign currency exchange rates.

See Note 3 - Business Combination and Note 6 - Goodwill for additional details.

	Internal Use Software	Capitalized Engineering Costs	Trade Name and Patents	Customer Relationships	Favorable Leases	Internally Developed Technology	Non-Compete Agreements	Accumulated Amortization	Total
Balance as of January 1, 2021	$184	$-	$-	$-	$-	$-	$-	$(138)	$46
Additions	416	237	340	1,677	272	1,148	139	-	4,229
Amortization expense	-	-	-	-	-	-	-	(820)	(820)
Balance as of December 31, 2021	600	237	340	1,677	272	1,148	139	(958)	3,455
Additions	523	-	2,331	19,911	-	4,122	2,233	-	29,120
Foreign currency translation	-	-	88	(190)	(15)	(239)	(119)	-	(475)
Amortization expense	-	-	-	-	-	-	-	(5,518)	(5,518)
Balance as of December 31, 2022	$1,123	$237	$2,759	$21,398	$257	$5,031	$2,253	$(6,476)	$26,582
Weighted average remaining amortization period at December 31, 2022 (in years)	1.6	0.0	1.3	4.6	0.0	2.3	1.4

	Internal Use Software	Capitalized Engineering Costs	Trade Name and Patents	Customer Relationships	Favorable Leases	Internally Developed Technology	Non-Compete Agreements	Accumulated Amortization
Balance as of January 1, 2021	$138	$-	$-	$-	$-	$-	$-	$138
Amortization expense	69	-	155	198	109	245	44	820
Balance as of December 31, 2021	207	-	155	198	109	245	44	958
Amortization expense	294	-	896	2,547	154	1,254	809	5,954
Foreign currency translation	-	-	(65)	(250)	(6)	(100)	(15)	(436)
Balance as of December 31, 2022	$501	$-	$986	$2,495	$257	$1,399	$838	$6,476

The estimated future amortization expense is as follows:

For the Years Ending December 31,	Total
2023	$8,081
2024	6,422
2025	4,652
2026	4,036
2027	2,050
Thereafter	1,341
$26,582

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

6. GOODWILL

Changes in goodwill during the years ended December 31, 2022 and 2021 were as follows:

	2022	2021

Beginning balance - January 1,	$19,390	$1,501
Acquisition of Electric Blue	10,443	-
Acquisition of SemaConnect	174,439	-
Accrual of additional consideration for U-Go Stations, Inc.	-	60
Acquisition of Blue Corner	-	19,027
Effect of translation adjustments	(562)	(1,198)
Ending balance - December 31,	$203,710	$19,390

7. OTHER ASSETS

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

On September 22, 2022, the Company signed a letter agreement concerning the extension of the development work that the Target was performing for a wholly owned subsidiary of the Company (the “Subsidiary”) under a Master Service Agreement that was executed on April 29, 2022 (the “Letter Agreement”). Under the Letter Agreement, the Company agreed to extend additional loans to the Target to enable it to expand the development work and to expedite the delivery of the development outcomes (the “Product”) to the Subsidiary. In addition, the Company extended to the Target additional funding of $350 for hiring additional developers and an additional $600 to support the Target’s operations until the development work is finalized and accepted by the Company. The total amount of the loans is $950 (the “Development Loan”), which had been loaned to the Target as of December 31, 2022. The Development Loan was made pursuant to a 6% Grid Secured Convertible Promissory Note and an additional letter agreement, dated September 22, 2022, signed by the Target with terms and conditions similar to those of the Initial Loan (the “Grid Note”). The Development Loan has additional terms which provide that the Company may forfeit the Development Loan if the Target timely delivers the Product and the Company fails to close the acquisition of the Target shortly thereafter. If, however, the Target fails to complete the development work on time, the Company will not be obligated to close the acquisition of the Target and the entire Development Loan will be payable to the Company under the same terms of the Initial Loan.

As of December 31, 2022, a total of $2,200 of loans made by the Company to the Target were included in other assets on the consolidated balance sheet.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021

Accrued wages	$5,456	$2,678
Other accrued expenses	2,473	757
Accrued host fees	130	130
Accrued professional, board and other fees	451	543
Accrued commissions	827	144
Warranty payable	176	10
Accrued income, property and sales taxes payable	371	462
Accrued issuable equity	433	454
Accrued purchases	549	117
Internal use software liability	372	383
Accrued interest	1,871	-
Total accrued expenses	$13,109	$5,678

See Note 16 – Commitments and Contingencies – Taxes.

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

In connection with the SemaConnect and EB acquisitions, the Company had also assumed certain notes payable, however, $681 of principal were subsequently repaid during the year ended December 31, 2022. See Note 3 – Business Combination for details.

As of December 31, 2022 and 2021, the Company had an outstanding note payable in the principal amount of $10.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

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

Deferred revenue consisted of the following:

	December 31,
	2022	2021
Grant and other	$6,516	$339
Prepaid network, charging and maintenance fees	9,314	2,647
Total deferred revenue	15,830	2,986
Deferred revenue, non-current portion	(5,258)	(128)
Current portion of deferred revenue	$10,572	$2,858

It is anticipated that deferred revenue as of December 31, 2022 will be recognized as follows:

For the Year Ending
December 31,	Revenue
2023	$10,572
2024	1,228
2025	220
2026	449
2027	393
Thereafter	2,968
Total	$15,830

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

11. FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Years Ended
	December 31,
	2022	2021	2020
Risk-free interest rate	1.63%-4.73%	0.07%-0.39%	0.16%-1.69%
Contractual term (years)	1.00	1.00	1.00-8.00
Expected volatility	74%-85%	90%-148%	78%-143.8%
Expected dividend yield	0.00%	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

	2022	2021
Contingent Consideration
Beginning balance - January 1,	$-	$-
Contingent consideration assumed in BlueLA acquisition	3,814	-
Change in fair value of contingent consideration	(2,498)	-
Ending balance - December 31,	$1,316	$-

Warrant Liability
Beginning balance - January 1	$90	$159
Change in fair value of warrant liability	(66)	(69)
Ending balance - December 31,	$24	$90

Assets and liabilities measured at fair value on a recurring basis are as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$32	$-	$32
Total assets	$-	$32	$-	$32

Liabilities:
Option liability	$409	$-	$-	$409
Contingent consideration	-	-	1,316	1,316
Warrant liability	-	-	24	24
Total liabilities	$409	$-	$1,340	$1,749

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$58	$-	$58
Total assets	$-	$58	$-	$58

Liabilities:
Common stock liability	$364	$-	$-	$364
Warrant liability	-	-	90	90
Total liabilities	$364	$-	$90	$454

See Note 3 - Business Combinations for additional details.

In addition to assets and liabilities that are measured at fair value on a recurring basis, we also measure certain assets and liabilities at fair value on a nonrecurring basis. Our non-financial assets, including goodwill, intangible assets, operating lease right of use assets, and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

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

As of December 31, 2022 and 2021, options to purchase 1,060,535 and 983,505 shares of options were outstanding, respectively. As of December 31, 2022 and 2021, 2,230,755 and 1,244,232 shares of common stock, respectively, were outstanding to employees and members of the Board of Directors of the Company. As of December 31, 2022 and 2021, there were 2,769,245 and 2,772,263 securities available for future issuance under the 2018 Plan, respectively.

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

See Note 17 – Subsequent Events – Public Offering for details of an offering the Company closed subsequent to December 31, 2022.

2022 AT-THE-MARKET OFFERING

On September 2, 2022, the Company entered into a Sales Agreement (“Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC (the “Agents”) to conduct an “at-the-market” equity offering program (the “2022 ATM”) pursuant to which the Company may issue and sell from time to time shares of its common stock, having an aggregate offering price of up to $250,000 through the Agents, as the Company’s sales agents. The shares are being offered pursuant to the Sales Agreement under the Company’s automatic shelf registration statement on Form S-3ASR and a prospectus supplement thereto filed with the SEC on January 6, 2021 and September 2, 2022, respectively. During 2022 and through December 31, 2022, the Company sold an aggregate of 558,721 shares of common stock under the ATM program for aggregate gross proceeds of $7,697, less issuance costs of $311 which were recorded as a reduction to additional paid-in capital.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

12. STOCKHOLDERS’ EQUITY – CONTINUED

2020 AT-THE-MARKET OFFERING

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

2020

During the year ended December 31, 2020, the Company issued an aggregate of 233,124 shares of common stock to employees of the Company and consultants with an aggregate issuance date fair value of $525,769.

See Note 12 – Stockholder’s Equity - Preferred Stock for details associated with the issuance of common stock in connection with the conversion of Series D Convertible Preferred Stock.

2021

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

During the year ended December 31, 2021, the Company issued an aggregate of 104,496 shares of common stock pursuant to cashless warrant and options exercises.

2022

During the year ended December 31, 2022, the Company issued an aggregate of 799,048 shares as compensation for services. The shares had an issuance date fair value of $6,087.

See elsewhere within this Note, Note 3 - Business Combinations and Note 14 – Related Parties for additional details related to the issuance of common stock.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

12. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the years ended December 31, 2022, 2021, and 2020 of $15,913, $19,108, and $948, respectively, which is included within compensation expense on the consolidated statement of operations. As December 31, 2022, there was $13,239 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 3.53 years.

On July 29, 2022, Michael D. Farkas, the Company’s Chairman and Chief Executive Officer, and other senior executives of the Company who are responsible for the acquisition and integration of SemaConnect were granted one-time performance-based restricted stock awards under the Company’s 2018 Incentive Compensation Plan. A total number of 590,458 shares of common stock, with a market value on the grant date of $12,000, were awarded to the executives. The agreements provide that Messrs. Farkas, Brendan S. Jones, President, Michael P. Rama, Chief Financial Officer, Aviv Hillo, General Counsel, and Harjinder Bhade, Chief Technology Officer, will each receive 472,367, 47,237, 23,618, 23,618 and 23,618 shares of common stock, respectively. The awards of performance-based restricted stock are intended to provide an appropriate incentive structure for the executive management team of the Company to integrate and commercialize the SemaConnect acquisition given the transformational nature of the acquisition in a way that is aligned with stockholder interests. The awards of these performance-based restricted stock become vested based on a series of six performance hurdles that must be achieved before the third anniversary of the grants, as described in greater detail below. In addition to the closing of the SemaConnect acquisition with certain cost savings as the initial 20% vesting event, the vesting of the remaining 80% of the restricted stock is generally determined based on the (i) integration of SemaConnect’ s hardware and software platforms, (ii) integration of its business processes, (iii) integration of its human capital processes, (iv) delivery and execution of a product rationalization roadmap and new production ready units for UL certification, and (v) our common stock’s closing price reaching on average for a period of ten consecutive trading days a price of $23.78, which is 50% over the price paid by us to SemaConnect shareholders in the acquisition, in each case without regard to the order of achieving the foregoing hurdles. The Board has discretion to determine when each performance hurdle has been achieved and to accelerate awards pursuant to the program. As of December 31, 2022, the vesting performance hurdles related to the closing of the SemaConnect acquisition and clause (v) outlined above was met.

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

12. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK OPTIONS

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2022	2021	2020

Risk free interest rate	2.47%-3.25%	0.09%-1.539%	0.33%-1.44%
Expected term (years)	1.00-8.00	1.00-8.00	5.00-8.00
Expected volatility	115%-133.4%	115.3%-140.7%	121.8%-139.9%
Expected dividends	0.00%	0.00%	0.00%

During the year ended December 31, 2020, the Company issued an aggregate of 8,256 shares of the Company’s common stock pursuant to the cashless exercise of options.

During the year ended December 31, 2021, the Company issued an aggregate of 38,496 shares of the Company’s common stock pursuant to the cashless exercise of options.

During the year ended December 31, 2021, the Company issued an aggregate of 136,500 shares of the Company’s common stock pursuant to an option exercise for aggregate net proceeds of $307.

During the year ended December 31, 2022, the Company issued an aggregate of 5,955 shares of common stock pursuant to warrant exercises for aggregate net proceeds of $10.

See Note 16 – Commitments and Contingencies – CEO Employment Agreement for details associated with options granted to the Company’s CEO.

A summary of the option activity during the year ended December 31, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, January 1, 2022	983,505	$25.25
Granted	84,052	16.35
Exercised	(6,032)	1.73
Cancelled/forfeited/expired	(990)	15.70
Outstanding, December 31, 2022	1,060,535	$24.68	3.5	$3,015,160

Exercisable, December 31, 2022	778,065	$27.14	2.8	$2,015,805

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

12. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK OPTIONS – CONTINUED

The following table presents information related to stock options at December 31, 2022:

	Options Outstanding		Options Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Options	In Years	Options
$1.73-$9.14	2.25	345,621	1.0	233,644
$15.70-$38.45	34.87	674,382	1.7	524,889
$40.82-$59.22	46.50	40,532	0.1	19,532
		1,060,535	2.8	778,065

STOCK WARRANTS

Note 11– Fair Value Measurement and elsewhere within this note for additional details.

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

During the year ended December 31, 2022, the Company issued an aggregate of 8,093 shares of common stock pursuant to cashless warrant exercises (of which, warrants to purchase 9,600 shares of common stock with a weighted average exercise price of $3.40 per share were exercised) and an aggregate of 73,336 shares of common stock pursuant to warrant exercises for aggregate net proceeds of $210.

The following table accounts for the Company’s warrant activity for the year ended December 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, January 1, 2022	3,270,562	$5.06
Issued	-	-
Exercised	(82,936)	13.64
Cancelled/forfeited/expired	(1,599,661)	5.41
Outstanding, December 31, 2022	1,587,965	$4.25	0.2	$10,671,125

Exercisable, December 31, 2022	1,587,965	$4.25	0.2	$10,671,125

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

12. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK WARRANTS – CONTINUED

The following table presents information related to stock warrants at December 31, 2022:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Warrants	In Years	Warrants
$4.25	$4.25	1,587,965	0.2	1,587,965
		1,587,965	0.2	1,587,965

13. INCOME TAXES

The Company is subject to U.S. federal and various state income taxes.

The income tax provision (benefit) for the years ended December 31, 2022, 2021 and 2020 consisted of the following:

	For the Years Ended
	December 31,
	2022	2021	2020
Federal:
Current	$-	$-	$-
Deferred	(22,605)	(5,691)	(4,452)

State:
Current	-	-	-
Deferred	(1,430)	(1,348)	(1,060)

Foreign:
Current	317	-	-
Deferred	(4,120)	-	-
	(27,837)	(7,039)	(5,512)
Change in valuation allowance	28,145	7,039	5,512
Provision for income taxes	$308	$-	$-

No federal or state current tax provision has been recorded for the years ended December 31, 2022, 2021, and 2020 because the Company had net operating losses for federal and state tax purposes. However, due to the merger with SemaConnect, for the year ended December 31, 2022, a current foreign tax provision was recorded related to the Company’s operations in India. The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382, and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the company immediately prior to the ownership change and subsequent ownership changes could further impact the amount of the annual limitation. An ownership change pursuant to Section 382 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited. The Company will perform a Section 382 analysis in the future. The related decrease in the deferred tax asset will be offset by the decrease in valuation allowance.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

13. INCOME TAXES – CONTINUED

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended
	December 31,
	2022	2021	2020
Tax benefit at federal statutory rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(1.3)%	(2.4)%	(5.0)%
Permanent differences:
Stock-based compensation	0.6%	0.2%	(5.0)%
Other	2.3%	7.9%	1.0%
Tax credits	0.0%	(0.1)%	0.0%
Income from non-includable foreign entities	4.3%	1.6%	0.0%
Prior year differences	(11.2)%	1.0%	(1.0)%
Change in valuation allowance	30.8%	12.8%	31.0%
Foreign tax	(4.2)%	0.0%	0.0%
Effective income tax rate	0.3%	0.0%	0.0%

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

The disaggregation of the Company’s domestic and foreign pre-tax loss for the years ended December 31, 2022, 2021, and 2020 is as follows:

	For the Year Ended December 31
	2022	2021	2020
U.S.	$(76,528)	$(50,803)	$(17,635)
Foreign	(14,724)	(4,316)	(211)
	$(91,252)	$(55,119)	$(17,846)

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

13. INCOME TAXES – CONTINUED

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	December 31,
	2022	2021
Deferred Tax Assets:
Net operating loss carryforwards - federal	$51,722	$32,351
Net operating loss carryforwards - states	8,392	-
Net operating loss carryforwards - UK	2,584	-
Net operating loss carryforwards - Belgium	3,022	-
Tax credits	626	593
Stock-based compensation	5,137	1,210
Accruals	1,425	663
Deferred revenue	441	-
Allowance for doubtful accounts	441	216
Goodwill	712	728
Capitalized Sec. 174 R&E	297	-
Intangible assets	-	183
Other	522	115
	75,321	36,059
Deferred Tax Liabilities:
Intangibles	(5,791)	-
Fixed assets	(488)	(793)
Unrealized gain/loss	(134)	-
Deferred tax asset reserve	(370)	-
Other	(123)	2
	(6,905)	(791)

Net deferred tax assets	68,417	35,268
Valuation allowance	(68,390)	(35,268)
Deferred tax assets, net of valuation allowance	27	-

Change in valuation allowance	$33,122	$7,039

As of December 31, 2022, the Company had net operating loss carry forwards for federal income tax purposes of approximately $246,296 of which, $84,934 may be used to offset future taxable income through 2037 and the remaining $161,361 of net operating loss carry forwards incurred after 2017, do not have an expiration date. In addition, state NOLs carryforwards available are approximately $165,872, as of December 31, 2022.The Company also has approximately $623 in business credits expiring between 2030 and 2042.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

14. RELATED PARTIES

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. Pursuant to the agreement, the Company is not required to fund operating losses. The Company owns 40% of the Entity while another entity owns 60% of the Entity. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which started operations in the Greek EV market. There are currently no plans for the Company to make any capital contributions or investments. During year ended December 31, 2022, 2021, 2020, the Company recognized sales of $0, $811 and $273, respectively, to Hellas. As of December 31, 2022 and 2021 the Company had a receivable from Hellas of approximately $0 and $6, respectively, and payable of $84 and $0, respectively. The Company determined that the Entity is a variable interest entity, however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through December 31, 2022, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the years ended December 31, 2022, 2021, and 2020.

BLUE CORNER

As of December 31, 2021, three senior management employees in Blue Corner had an ownership interest in a major supplier of charging equipment for Blue Corner. As of December 31, 2021, the Company owed approximately $800 to this supplier. As of December 31, 2022, this related party relationship does not exist since, as of December 31, 2022, those senior management employees are no longer with Blue Corner. During the year ended December 31, 2022, the Company made purchases of $1,444 with these related parties.

ELECTRIC BLUE LIMITED

As of December 31, 2022, several close family members of a senior management employee are providing services to Electric Blue Limited. For the year ended December 31, 2022, these related parties have collectively provided services worth $95 to Electric Blue Limited. Furthermore, as of December 31, 2022, there were purchase commitments of $112 to the same related parties.

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

Total operating lease expenses for the year ended December 31, 2022, 2021, and 2020 was $789, $566, and $220, respectively, and is recorded in other operating expenses on the consolidated statements of operations. Operating lease expenses consist of rent expense, CAM adjustments and other expenses.

As of December 31, 2022, the Company had $931 of right-of-use assets that were classified as financing leases for vehicles associated with the operations of Blink Mobility are included as a component of property and equipment on the consolidated balance sheet as of December 31, 2022. The duration of the leases are three years and the Company is expected to pay approximately $1,020 throughout the term.

As of December 31, 2022, the Company did not have additional operating and financing leases that have not yet commenced.

During the year ended December 31, 2022, the Company recorded $38 of interest expense related to finance leases, which were recorded within interest expense on the consolidated statements of operations. During the year ended December 31, 2022, the Company recorded amortization expense of $659 related to finance leases. There were no finance leases as of December 31, 2021 and 2020.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

15. LEASES – CONTINUED

OPERATING LEASES – CONTINUED

Supplemental cash flows information related to leases was as follows:

	For The Years Ended
	December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$825	$1,019	$207
Financing cash flows from finance leases	$217	$-	$-

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,787	$2,129	$598
Finance leases	$931	$-	$-

Weighted Average Remaining Lease Term
Operating leases	3.66	4.77	2.10
Finance leases	2.50	-	-

Weighted Average Discount Rate
Operating leases	4.9%	4.7%	6.0%
Finance leases	6.2%	0.0%	0.0%

Future minimum payments under non-cancellable leases as of December 31, 2022 were as follows:

For the Years Ending December 31,	Operating Lease	Finance Lease
2023	$1,835	$340
2024	1,163	340
2025	955	85
2026	760	-
2027	501	-
Total future minimum lease payments	5,214	765
Less: imputed interest	(446)	(51)
Total	$4,768	$714

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

16. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

As of December 31, 2022, the Company had purchase commitments of approximately $60,532 which will become payable upon the suppliers’ delivery of the charging stations and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12-24 months.

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

On March 11, 2016, the Licensee and the Licensor entered into an agreement related to the March 29, 2012 patent license agreement. The parties acknowledged that the Licensee has paid a total of $9 in registration and legal fees for the U.S. Provisional Patent Application No. 61529016 (the “Patent Application”) (related to the inductive charging parking bumper) to date. Effective March 11, 2016, the patent license agreement, solely with respect to the Patent Application and the parties’ rights and obligations thereto, was terminated. The Executive Chairman of the Board agreed to be solely responsible for all future costs and fees associated with the prosecution of the patent application. In the event the Patent Application is successful, the Executive Chairman of the Board shall grant a credit to the Licensee in the amount of $9 to be applied against any outstanding amount(s) owed to him. If the Licensee does not have any outstanding payment obligations to the Executive Chairman of the Board at the time the Patent Application is approved, the Executive Chairman of the Board shall remit the $9 to the Licensee within twenty (20) days of the approval. The parties agreed to a mutual release of any claims associated with the patent license agreement. As of December 31, 2022, the Company has not paid nor incurred any royalty fees related to this patent license agreement.

LITIGATION, DISPUTES AND SETTLEMENTS

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit and on December 21, 2020 the court appointed Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs. The Co-Lead Plaintiffs filed an Amended Complaint on February 19, 2021. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020. On April 20, 2021, Blink and the other defendants filed a motion to dismiss the Amended Complaint, which has now been fully briefed and is ready for review. On April 7, 2022, the court held oral argument on the motion to dismiss but did not issue a decision. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2022 as it determined that any such loss contingency was either not probable or estimable.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

16. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION, DISPUTES AND SETTLEMENTS – CONTINUED

On September 15, 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserts that the Director defendants caused Blink to make the statements that are at issue in the securities class action and, as a result, the Company will incur costs defending against the consolidated Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserts claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he seeks damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. The parties agreed to temporarily stay the Klein Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. On June 17, 2022, the court substituted the executrix of Klein’s estate as the plaintiff. The Company has not recorded an accrual related to this matter as of December 31, 2022 as it determined that any such loss contingency was either not probable or estimable.

On December 23, 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants sued in the Klein Lawsuit and asserting similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). On February 17, 2021, the parties agreed to consolidate the Klein and Bhatia actions, which the court consolidated under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The parties also agreed to keep in place the temporary stay. The court subsequently vacated the consolidation order and explained the parties should first file a motion to transfer, which the parties have done. On June 22, 2022, the court re-consolidated the Klein and Bhatia actions and reinstated the temporary stay. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2022 as it determined that any such loss contingency was either not probable or estimable.

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

On February 7, 2022, another shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in the Eighth Judicial District Court in Clark County, Nevada, seeking to pursue claims belonging to the Company against six of Blink’s directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The complaint filed in the McCauley Lawsuit asserts similar allegations to the Klein Lawsuit relating to the statements at issue in the securities class action and asserts claims for breach of fiduciary duty and unjust enrichment. The McCauley Lawsuit seeks both injunctive and monetary relief from the individual defendants, as well as an award of attorneys’ fees and costs. On March 29, 2022, the Nevada court approved the parties’ stipulation to temporarily stay the McCauley Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. The Company has not recorded an accrual related to this matter as of December 31, 2022 as it determined that any such loss contingency was either not probable or estimable.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands except for share and per share amounts)

16. COMMITMENTS AND CONTINGENCIES – CONTINUED

WARRANTY

The Company estimates an approximate cost of $250 to repair deployed chargers, which the Company owns as of December 31, 2022.

CHARGING NETWORK UPGRADES

As electric vehicle charging requirements and technologies change, driven by federal, state or local regulatory authorities or by electric vehicle manufacturers or other technology or services providers for the charging station industry, in particular cellular connectivity technology, the Company may need to upgrade or adapt its charging station products or introduce new products in order to serve new vehicles, conform to new standards, or adapt new technologies to serve existing customers or new customers at substantial research, development, and network upgrades costs. During 2021, many cellular technology providers announced they will require the upgrade from 2G/3G connectivity to 4G LTE during 2022 (the “Upgrade”). During the year ended December 31, 2022, we incurred $3,809 related to these upgrades. As of December 31, 2022, the charger upgrades were substantially complete.

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

17. SUBSEQUENT EVENTS

PUBLIC OFFERING

In February 2023, the Company completed an underwritten registered public offering of 8,333,333 shares of its common stock at a public offering price of $12.00 per share. The Company received approximately $100,000 in gross proceeds from the public offering and approximately $95,000 in net proceeds after deducting the underwriting discount and offering expenses paid by the Company. In addition, the underwriters have a 30-day option to purchase up to an additional 1,249,999 shares of common stock from the Company at the public offering price, less the underwriting discounts and commissions. The public offering was made pursuant to our automatic shelf registration statement on Form S-3 filed with the SEC on January 6, 2021, and prospectus supplement dated February 8, 2023. Barclays acted as the sole book-running manager for the offering. H.C. Wainwright & Co., Roth Capital Partners and ThinkEquity acted as co-managers for the offering.

