Form 10-K/A
period 2022-12-31
Blink Charging Co.
filed 2023-05-01
CIK 1429764

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by the check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (42,228,389 shares) computed by reference to the price at which the common equity was last sold ($16.53) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022): $714,565,270.

As of April 28, 2023, there were 61,170,166 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference: None.

Audit Firm ID	Auditor Name	Auditor Location
688	Marcum LLP	New York, NY

EXPLANATORY NOTE

Blink Charging Co. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2022 (Commission File No. 001-38392) (the “2022 Annual Report”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2023 (the “Original 10-K”). This Amendment is being filed for the sole purpose of including the stock performance graph in Part II and the information required by Part III of Form 10-K. The information required by Part III was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original 10-K. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of the Original 10-K. This Amendment also amends Item 5 of Part II to include the stock performance graph.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

This Amendment does not reflect events occurring after the filing of the Original 10-K (i.e., those events occurring after March 14, 2023) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2022 Annual Report and our other filings with the SEC.

2

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of the Company’s other public filings under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

The following stock performance graph compares the cumulative total stockholder return of the Company’s common stock with the cumulative total return of the S&P 500 index and the Russell 2000 index for the last five fiscal years. The graph assumes the investment of $100 in our common stock and each of such indices on December 31, 2017 and the reinvestment of dividends, as applicable.

Company/Index	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022

Blink Charging	$100	$38	$41	$950	$589	$244
S&P 500	$100	$96	$126	$149	$192	$157
Russell 2000	$100	$89	$112	$134	$154	$122

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following information describes the biographical information, offices held, other business directorships, additional director experience, qualifications, attributes and skills and the class and term of each of our directors, as of April 28, 2023. There are no arrangements or understandings between a director and any other person pursuant to which such director was or is to be selected as a director or nominee.

Director	Age	Director Since	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Environmental, Social and Governance Committee
Michael D. Farkas	51	2010

Brendan S. Jones	59	2021

Mahidhar (Mahi) Reddy	63	2022

Louis R. Buffalino	67	2019		X	X (Chair)	X

Jack Levine	72	2019	X (Chair)	X	X

Kenneth R. Marks	77	2020	X			X (Chair)

Ritsaart J.M. van Montfrans	51	2019	X	X (Chair)

Cedric L. Richmond	49	2022				X

Michael D. Farkas

Michael D. Farkas has served as our Chief Executive Officer from 2010 to July 2015 and from October 2018 to date. Mr. Farkas has served as a member of the Company’s board of directors (the “Board”) since 2010 and has been the Executive Chairman of the Board since January 2015. Mr. Farkas is the founder and manager of FGI, a privately-held investment firm. Mr. Farkas is the founder, a director and the Chief Executive Officer of Balance Labs, Inc., a consulting firm that provides business development and consulting services to startup development stage businesses. Mr. Farkas also currently holds the position of Chairman and Chief Executive Officer of the Atlas Group, in which its subsidiary, Atlas Capital Services, was a broker-dealer that had raised capital for a number of public and private clients until it withdrew its FINRA registration in 2007. Over the last 25 years, Mr. Farkas has established a successful track record as a principal investor across a variety of industries, including telecommunications, technology, aerospace and defense, agriculture, and automotive retail. Mr. Farkas attended Brooklyn College where he studied Finance.

As the Executive Chairman and Chief Executive Officer and one of our largest stockholders, Mr. Farkas leads the Board and guides our company. Mr. Farkas brings extensive industry knowledge of the Company and a deep background in emerging growth companies and capital market activities. His service as Executive Chairman and Chief Executive Officer creates a critical link between management and the Board.

Brendan S. Jones

Brendan S. Jones joined our company as Chief Operating Officer in April 2020 and became our President and was elected a member of our Board in February 2021. Mr. Jones has more than 30 years of day-to-day operational experience in the electric vehicle (“EV”) charging, automotive and alternative energy industries and in-depth knowledge in the areas of EV charging sales, technology and infrastructure development. Prior to joining our company, he served as the Chief Operating Officer of Electrify America, LLC, the United States-based EV subsidiary of Volkswagen Group AG, from September 2016 to March 2020. Mr. Jones was Electrify America’s first employee and is credited with building Electrify America from its original startup concept into one of the largest ultrafast EV charging companies in the world, establishing strategy, design implementation and management teams at Electrify America, negotiating numerous contracts for charging services with leading carmakers, retail property owners and EV infrastructure companies, and managing the installation and servicing of thousands of charging stations.

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

Mahidhar (Mahi) Reddy

Mahidhar (Mahi) Reddy has served as the Chief Executive Officer of SemaConnect, LLC, a Blink subsidiary, since July 2022 and became a member of our Board in July 2022. Mr. Reddy founded SemaConnect, Inc. in October 2007 and served as a director and its Chief Executive Officer until the closing of our acquisition of SemaConnect, Inc. in June 2022. Mr. Reddy co-founded CBay Systems Ltd., a healthcare business process outsourcing company, and served as its Chief Operating Officer and President from August 1998 to September 2008. Mr. Reddy received a B.A. degree from St. Joseph’s College in Bangalore, India.

Mr. Reddy’s expertise in information technology gained through his long tenure as a founder and senior executive in the EV industry and his extensive experience with embedded systems and server side IT make him well qualified to be a member of our Board.

Louis R. Buffalino

Louis R. Buffalino became a member of our Board in December 2019. He has been a senior real estate executive for more than 35 years. He is currently an independent real estate consultant and broker operating as Veritas Realty Advisors, since June 2022. Prior to that, he served as a Senior Vice President of Cushman & Wakefield, a global real estate services firm, from 2012 through May 2022. At Cushman & Wakefield, Mr. Buffalino was responsible for institutional property investment sales, site selection, lease negotiations and corporate consulting. Additionally, he served as the Chief Operating Officer and a director of CleanTech Acquisition Corp., a publicly traded special purpose acquisition company, from June 2020 until it was acquired in September 2022. Mr. Buffalino has previously worked at other commercial real estate services and investment firms including serving as a Senior Vice President at Jones Lang LaSalle from 2009 to 2012, a First Vice President at CB Richard Ellis from 2002 to 2009, and a First Vice President at Donaldson, Lufkin & Jenrette/Credit Suisse in its corporate real estate group from 2000 to 2002. Mr. Buffalino received a B.A. degree from Providence College.

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

Kenneth R. Marks

Kenneth R. Marks became a member of our Board in March 2020. He is currently the President of KRM Energy Advisors LLC. Mr. Marks was previously Managing Director and Head of Power, Utilities and Renewables for the Americas for HSBC from 2011 to 2016, in which he was responsible for leading the bank’s investment banking and commercial banking services for clients in the sector in North and South America, including the provision of strategic advice, financing and other bank products. Prior to HSBC, he worked for Morgan Stanley as an investment banker for 33 years in increasingly senior roles, including as Managing Director in the Global Power and Utility Group. In this role, Mr. Marks provided the full range of Morgan Stanley’s banking products to clients in the sector, including strategic advice, debt and equity financing, and derivatives/hedging. Mr. Marks’ experience at Morgan Stanley also included participation in specialized groups at the investment bank focusing on mergers and acquisitions, financial restructuring, project financing, valuations and corporate finance. Throughout his tenure at Morgan Stanley, Mr. Marks was based in the United States, except for three years when he was based in Hong Kong as Head of M&A and Project Finance for the region.

Mr. Marks is a member of the Board of Directors of the Coalition for Green Capital, a non-profit entity whose mission is to halt climate change by accelerating investment in clean energy technologies through the creation and implementation of Green Bank finance institutions, and he had served as Chairman of its Audit Committee. Mr. Marks received a B.S. degree in electrical engineering from Bucknell University, an M.B.A. in industrial management from the Wharton School of the University of Pennsylvania, and a Ph.D. in finance from New York University. For a number of years, Mr. Marks served on the faculty at NYU teaching courses in its M.B.A. program and has published articles in numerous journals including Public Utilities Fortnightly, Energy Biz and Harvard Business Review.

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

Cedric L. Richmond

Cedric L. Richmond became a member of our Board in August 2022. He is currently the President of Richmond & Company, LLC, a governmental affairs consulting firm founded in May 2022. Prior to founding Richmond & Company, Mr. Richmond served as a Senior Advisor to the Executive Office of the President of the United States and Director of the White House Office of Public Engagement in the Biden Administration, serving in such positions from January 2021 to May 2022.

Prior to joining the Biden Administration in January 2021, Mr. Richmond served as a Member of the United States House of Representatives, representing Louisiana’s Second District, from January 2011 to January 2021. While serving in the United States House of Representatives, Mr. Richmond served on the Committee on Small Business, the Committee on the Judiciary, the Committee on Homeland Security and the Committee on Ways and Means. Mr. Richmond was also elected as the youngest person to ever serve as the Chair of the Congressional Black Caucus, serving in such position from January 2017 to January 2019. From 2000 to 2010, Mr. Richmond served as a Member of the Louisiana House of Representatives where he represented the 101st District.

Mr. Richmond received a B.A. degree in Business Administration with a concentration in accounting from Morehouse College, a J.D. degree from Tulane University School of Law and is a graduate of Harvard’s John F. Kennedy School of Government Executive Program for Senior Executives in Government. Mr. Richmond has also received honorary doctorate degrees from Southern University and A&M College in Baton Rouge, Louisiana and Xavier University in New Orleans, Louisiana.

Mr. Richmond’s extensive experience in government service, insight into regulatory affairs, and his expertise in governance, oversight and ethics gained through service in the public sector, bring unique and valuable perspective to our Board and make him well qualified to be a member of our Board.

There are no family relationships among any of our directors and executive officers.

New Director

Our Board has elected Kristina A. Peterson as a new member of the Board, she is expected to begin on May 1, 2023.

Kristina A. Peterson

Ms. Peterson, age 59, has been the Chief Executive Officer of Mayflower Partners, a cleantech financial advisory firm, since 2000. Ms. Peterson has led various solar energy investment companies, serving in senior investment, development, operations and asset management roles at Brookfield Renewable Partners (NYSE: BEP) and Terraform Power (Nasdaq: TERP) from 2015 to 2018, and serving in CEO, CFO and other senior management positions at EDF Renewable Energy, Suntech and Greenwood Energy from 2007 to 2015. Prior to that, she was a project and structured finance investment banker for ABN AMRO Bank and Citibank for ten years in the energy, infrastructure and telecom industries. Ms. Peterson has served as a Non-Executive Director, Chair of the Remuneration Committee and a member of the Audit Committee of Invinity Energy Systems PLC (LSE: IES), a utility-scale battery energy storage company, since November 2021. She has been the Co-Chair of Women Corporate Directors Foundation, San Diego Chapter, a global group of women corporate board directors since 2016 and has served on the board of Coalition for Green Capital, a non-profit with a mission to halt climate change by accelerating investment in clean energy technologies through creation of a national green bank since 2019. She was a director of Iteros, Inc., an energy management software firm, from 2015 to 2020, Greenwood Energy in 2014, Solar Electric Industry Association from 2011 to 2012, and Gemini Solar Development Company from 2007 to 2010. Ms. Peterson was awarded her MBA in Finance and Marketing from the University of Chicago Booth School of Business and received her B.S. Business Administration from Boston University. She completed additional graduate coursework at MIT Sloan School of Management. Ms. Peterson’s executive leadership experience in energy, technology, investment finance and banking organizations, and board governance experience makes her well qualified to be a member of the Board.

Executive Officers

The following information sets forth certain information regarding our executive officers as of April 28, 2023:

Executive Officer	Age	Position
Michael D. Farkas	51	Executive Chairman of the Board and Chief Executive Officer
Brendan S. Jones	59	President and Director
Michael P. Rama	57	Chief Financial Officer
Aviv Hillo	58	General Counsel and Executive Vice President – M&A
Mark Pastrone	58	Chief Operating Officer
Mahidhar (Mahi) Reddy	63	Chief Executive Officer of SemaConnect, LLC, a Blink subsidiary
Harjinder Bhade	59	Chief Technology Officer

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

Aviv Hillo

Mr. Hillo has served as our General Counsel since June 2018 and Executive Vice President of Mergers & Acquisitions since May 2022. Prior to joining us, Mr. Hillo practiced law in New York and Israel as a partner in the law firm Schechter Hillo, which he founded in October 2004. Mr. Hillo has also been involved in starting and operating new businesses. He served as Chief Executive Officer of K-Lawyers.com, an internet legal platform, from February 2016 to June 2018, co-founder and general counsel of Ariel Photonics Assembly Ltd., a developer of lasers for defense applications, from September 2007 to September 2015, and in-house counsel at LSL Biotechnologies, Inc., a developer of seeds with long shelf-life qualities, from March 1998 to April 2006. Currently, Mr. Hillo serves on the board of Balance Labs, Inc., a consulting firm that provides business development and consulting services to startup development stage businesses, since February 2017. Mr. Hillo received his law degree from Tel Aviv University in Israel and a Master of Laws degree (Cum Laude) from Fordham University in New York, where he specialized in banking, corporate and finance law. Mr. Hillo is a member of the New York State Bar Association, the Israeli Bar Association and is certified to practice as in-house counsel in Florida. Mr. Hillo is a veteran of the Israeli Defense Forces where he retired as a ranked Major.

Mark Pastrone

In June 2022, Mr. Pastrone joined our company in June 2022 as part of our acquisition of SemaConnect Inc., where Mr. Pastrone had been SemaConnect’s Chief Operating Officer and held other executive level positions since October 2010. In November 2022, Mr. Pastrone was appointed by our Board of Directors to assume the position and duties of the Chief Operating Officer of our company. Mr. Pastrone has more than 25 years of experience building high-tech companies. He led the market launch of SemaConnect’s EV charging solution in the first years of the industry in 2011. As a member of the executive team, Mr. Pastrone played a key role in building the company’s sales, service, technology and production capabilities. In doing so, he helped establish SemaConnect as a stand-out leader in the EV charging space across the multifamily, workplace, public and retail EV charging markets. Prior to SemaConnect Inc., he led the development of several commercial start-ups in the aerospace industry. Mr. Pastrone earned a B.S. degree in Electrical Engineering and a Masters in Electrical Engineering from Stanford University. He also holds an M.B.A. from Harvard Business School.

Mahidhar (Mahi) Reddy

Mr. Reddy’s biography is set forth under the heading “Directors” above.

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

Based solely upon our review of the copies of such forms received by us, or representations from certain reporting persons that no year-end Forms 5 were required for those persons, we believe that, during the year ended December 31, 2022, all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except for one late Form 4 filing by Mr. Hillo and one late Form 4 filing by Mr. Farkas, each due to administrative delays.

Corporate Governance

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics in December 2013. Our Code of Business Conduct and Ethics applies to all our employees, officers and directors, including our principal executive and senior financial officers. A copy of our Code of Business Conduct and Ethics is posted on our website at www.blinkcharging.com. We intend to disclose future amendments to certain provisions of our Code of Conduct and Business Ethics, or waivers of these provisions with respect to executive officers on our website or in our public filings with the SEC. There were no waivers of the Code of Business Conduct and Ethics in 2022. A copy of our Code of Business Conduct and Ethics will be provided without charge to any person submitting a written request to the attention of the Chief Executive Officer at our principal executive office.

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

Audit Committee

Our Audit Committee is currently comprised of Jack Levine (chair), Kenneth R. Marks and Ritsaart J.M. van Montfrans. Our Board has determined that each of the directors serving on the Audit Committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and Nasdaq. In addition, our Board has determined that Mr. Levine meets the requirements of a financial expert as defined under the applicable rules and regulations of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Our Board has considered the independence and other characteristics of each existing member and each proposed member of our Audit Committee, and our Board believes that each member meets the independence and other requirements of Nasdaq and the SEC. Our Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

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

During 2022, the Audit Committee met six times.

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

Our Compensation Committee is currently comprised of Ritsaart J.M. van Montfrans (chair), Louis R. Buffalino and Jack Levine. Our Board has considered the independence and other characteristics of each current and anticipated member of our Compensation Committee. Our Board believes that each member of our Compensation Committee meets the requirements for independence under the current requirements of Nasdaq, is a nonemployee director as defined by Rule 16b-3 promulgated under the Exchange Act, and is an outside director as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Our Compensation Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq.

During 2022, the Compensation Committee met 31 times.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is currently comprised of Louis R. Buffalino (chair) and Jack Levine. Our Nominating and Corporate Governance Committee operates under a written charter. Under our policy, the independent directors of our Board nominate our directors. We also consider any nominations of director candidates validly made by our stockholders. When evaluating director nominees, our directors consider the following factors:

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

During 2022, the Nominating and Corporate Governance Committee met three times separately and in conjunction with several meetings of the Board of Directors due to the small size of the Board and the committee’s limited activities.

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

Environmental, Social and Governance Committee

In April 2021, our Board established an Environmental, Social and Governance Committee, which began as a separate standing committee of the Board in July 2021. The principal responsibilities and duties of this committee will be to (i) review and discuss with management the Company’s strategy and policies concerning ESG matters including: environmental, health and safety, corporate social responsibility, sustainability, philanthropy, diversity, equity and inclusion, community issues and other public policy matters relevant to the Company, (ii) oversee the Company’s policies, practices, performance and reporting standards with respect to ESG matters, and (iii) report to the Board current and emerging topics relating to ESG matters that may affect the business, operations, performance or public image of the Company or are pertinent to us and our stakeholders. Additional information regarding the functions to be performed by the ESG Committee is set forth in the ESG Committee Charter.

The ESG Committee is currently comprised of Kenneth R. Marks (chair), Louis R. Buffalino and Cedric L. Richmond. The committee may include one management director.

During 2022, the ESG Committee met three times.

Board Leadership Structure

Michael D. Farkas has been a director since 2010, our Executive Chairman of the Board since January 2015 and Chief Executive Officer from 2010 to July 2015 and again since October 2018. We believe that having one person, particularly Mr. Farkas with his wealth of industry and executive management experience, his extensive knowledge of the operations of the Company and his own history of strategic thinking, serve as both Executive Chairman and Chief Executive Officer is the best leadership structure for us because it demonstrates to our employees, customers and stockholders that the Company is under strong leadership, with a single person setting the tone and having primary responsibility for managing our operations. This unity of leadership promotes strategy development and execution, timely decision-making and effective management of our resources. We believe that we have been well-served by this structure.

As described above, five of our Board members are independent. In addition, all of the directors on each of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and ESG Committee are independent directors and each of these committees is led by a committee chair. The committee chairs set the agendas for their committees and report to the full Board on their work. As required by Nasdaq, our independent directors meet in executive sessions without management present as frequently as they deem appropriate, typically at the time of each regular in-person Board meeting. All of our independent directors are highly accomplished and experienced business people in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with Board processes. Our independent directors bring experience, oversight and expertise from outside our company and industry, while our Executive Chairman and Chief Executive Officer and our President bring company-specific experience and expertise.

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

Director and Officer Derivative Trading Policy

Under our insider trading policy, our executive officers, directors and employees may not engage in derivative trading involving the Company’s securities.

Board Meetings

The Board held 17 meetings in 2022 and all of the directors, except Carmen Perez-Carlton, attended at least 75% of the total number of meetings of the Board and committees on which they served during the period for which such director was serving as a director. In addition, the Board of Directors took action three times during 2022 by unanimous written consent in lieu of a meeting, as permitted by applicable law. We, and the Board, expect all current directors to attend our annual meeting of stockholders barring unforeseen circumstances or irresolvable conflicts. All of the Board members attended last year’s annual meeting. We do not have a written policy on Board attendance at annual meetings of stockholders; however, we do schedule a Board meeting immediately after the annual meeting for which members attending receive compensation.

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

Committee	Primary Risk Oversight Responsibility
Audit Committee	Oversees financial risk, including capital risk, financial compliance risk, internal controls over financial reporting and reporting of violations involving financial risk, internal controls and other non-compliance with our Code of Business Conduct and Ethics.

Compensation Committee	Oversees our compensation policies and practices to ensure compensation appropriately incentivizes and retains management and determines whether such policies and practices balance risk-taking and reward in an appropriate manner.

Nominating and Corporate Governance Committee	Oversees the assessment of each Board member’s independence to avoid conflict, determine the effectiveness of the Board and committees, and maintain good governance practices through our corporate governance guidelines and Code of Business Conduct and Ethics.

Environmental, Social and Governance Committee	Oversees our policies and practices, and reviews our reporting standards, with respect to complying with evolving ESG matters and disclosures.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

The following Report of the Compensation Committee entitled “Compensation Discussion and Analysis” (the “Report”) does not constitute soliciting material and the Report should not be deemed filed or incorporated by reference into any other previous or future filings by the Company under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent the Company specifically incorporates the Report by reference therein.

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

Recommendation Regarding Compensation Discussion and Analysis

In performing its oversight function during 2022 with regard to the Compensation Discussion and Analysis prepared by management, the Compensation Committee relied on statements and information prepared by the Company’s management. The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K/A with management. Based on this review and discussion, the Compensation Committee recommended to the Company’s Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2022, as amended.

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

In October 2021, as we have grown and added depth to our senior management team, the Compensation Committee engaged Korn Ferry, an internationally-recognized compensation consulting firm, as its compensation consultant to review and advise us on our compensation practices. The Compensation Committee assessed the independence of Korn Ferry pursuant to SEC rules and concluded that the work of Korn Ferry has not raised any conflict of interest.

From 2020 to 2022, the Compensation Committee reviewed widely-used survey data to benchmark our compensation arrangements. The Compensation Committee used broad survey data, in part, because there was a lack of direct data on publicly traded electric vehicle charging station companies as a peer group. Additionally, the Compensation Committee chose this approach as the large size of the survey reduced the dependence of the results on any one industry that could otherwise skew the survey results in any particular year.

Using this approach, Korn Ferry compared positions of similar scope and complexity with the data contained in the surveys. Korn Ferry then provided a salary range for each executive level. The Compensation Committee typically sets target compensation levels for executives in the 50th to 75th percentile range (except Mr. Farkas whose compensation was at a higher percentile level for reasons mentioned below) as it believes the use of this range (i) helps ensure our compensation program provides sufficient compensation to attract and retain talented executives and (ii) maintains internal pay equity, without overcompensating our employees. Each executive’s target compensation level for this purpose is based on the sum of his base salary, annual cash bonus and annual equity award but excludes one-time equity/option awards.

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

Allego N.V., Beam Global, ChargePoint Holdings, EVgo, Inc., Nuvve Holding Corp., Tritium DCFC Limited, Volta Inc. and Wallbox N.V.

It is expected that Korn Ferry’s assessment using both survey data and peer group analyses will continue to be considered in setting compensation and in renewing the terms of employment agreements with several of our executive officers.

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

Consideration of Advisory Votes to Approve the Compensation of our Named Executive Officers

We value the opinions of our stockholders, including as expressed through advisory votes to approve the compensation of our named executive officers (“Say-on-Pay Votes”). In our most recent Say-On-Pay Vote, conducted at our 2022 annual meeting of stockholders, held on July 11, 2022, our stockholders approved the compensation of our named executive officers on an advisory basis, with approximately 70% of the votes cast in favor of the fiscal 2021 compensation of our named executive officers. In setting fiscal 2023 compensation, we will consider the outcome of the Say-on-Pay Vote during our 2022 annual meeting of stockholders and will continue to consider the outcome of future Say-on-Pay Votes, as well as stockholder feedback received throughout the year, when making compensation decisions for our executive officers.

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

Role of Executives in Executive Compensation Decisions

The Board and our Compensation Committee generally seek input from our Chief Executive Officer, Michael D. Farkas, and President, Brendan S. Jones, when discussing the performance of, and compensation levels for, executives other than themselves. The Compensation Committee also works with Michael P. Rama, our Chief Financial Officer, to evaluate the financial, accounting, tax and retention implications of our various compensation programs. Neither Mr. Farkas nor Mr. Jones, who are directors, participate in deliberations relating to their own compensation.

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

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our principal executive officer who served as such during all of 2022 (Michael D. Farkas), our principal financial officer who served as such during all of 2022 (Michael P. Rama) and our three most highly compensated executive officers other than our principal executive officer and principal financial officer who were serving as executive officers at the end of 2022 (Brendan S. Jones, Aviv Hillo and Harjinder Bhade). We refer to these executive officers as our “named executive officers” or “NEOs.”

Summary Compensation Table

		Award Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(6) ($)	Option Awards(6) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael D. Farkas(1)	2022	$874,006	$-	$12,473,546	$-	$1,700,000	$-	$830,260	$15,877,812
Executive Chairman and	2021	$1,003,810	$1,281,000	$768,172	$14,431,369	$-	$-	$519,400	$18,003,751
Chief Executive Officer	2020	$479,999	$120,000	$60,000	$180,000	$-	$-	$103,758	$943,757

Brendan S. Jones(2)	2022	$493,011	$-	$1,184,859	$-	$310,650	$-	$64,242	$2,052,762
President	2021	$380,750	$109,192	$24,548	$3,629,530	$-	$-	$225,368	$4,369,388
	2020	$256,417	$55,000	$72,746	$-	$-	$-	$57,336	$441,499

Michael P. Rama(3)	2022	$408,003	$-	$701,807	$-	$212,550	$-	$282,646	$1,605,006
Chief Financial	2021	$327,750	$36,000	$33,493	$100,480	$-	$-	$636,962	$1,134,685
Officer	2020	$273,144	$100,000	$110,000	$298,911	$-	$-	$22,444	$804,499

Aviv Hillo(4)	2022	$377,167	$-	$701,807	$-	$197,790	$-	$52,206	$1,328,970
General	2021	$327,750	$86,000	$37,500	$112,500	$-	$-	$45,189	$608,939
Counsel	2020	$268,959	$54,000	$27,000	$81,000	$-	$-	$43,626	$474,585

Harjinder Bhade(5)	2022	$403,602	$-	$665,116	$-	$218,000	$-	$68,304	$1,355,022
Chief Technology	2021	$251,800	$1,000	$-	$-	$-	$-	$17,649	$270,449
Officer	2020	$-	$-	$-	$-	$-	$-	$-	$-

(1)	Michael D. Farkas serves as our Executive Chairman and Chief Executive Officer and was appointed to these positions in January 2015 and October 2018 (and previously from 2010 to July 2015), respectively. On May 28, 2021, Mr. Farkas entered into a new employment agreement which included increases in cash and equity compensation, as well as one-time awards and payments in satisfaction of his 2020 bonuses of $1,280,000 (included in Bonus), restricted stock grant of 19,504 shares of common stock (included in Stock Awards), grant of 23,862 in stock options (included in Option Awards), and a salary catch-up since the expiration of his prior agreement in June 2020 of $294,575 (included in Salary). Mr. Farkas also received a special four-year performance option to purchase 475,285 shares of common stock at an exercise price of $37.40 per share, which will vest if the Company’s stock price on the Nasdaq exchange reaches and remains on average for a period of 20 consecutive market days at a closing price of $90 per share during the four-year term of the option. The performance option had a grant date fair value of $13,531,369, which was estimated using a third-party provider who utilized a Monte Carlo simulation model (included in Option Awards). Included in All Other Compensation for Mr. Farkas are (i) company-paid health insurance benefits of $19,256, $21,006 and $23,883 in 2022, 2021 and 2020, respectively, (ii) company-paid car lease and insurance expenses of $0, $0 and $40,947 in 2022, 2021 and 2020, respectively, and (iii) a tax gross-up of $811,005, $498,394 and $38,928 relating to the vesting of stock awards in 2022, 2021 and 2020, respectively. The 2022 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(2)	Mr. Jones has served as our President since February 2021. In connection with Mr. Jones’ appointment as President in February 2021, our Compensation Committee granted to Mr. Jones stock options to purchase 100,000 shares of our common stock at an exercise price of $38.39 per share, the closing price of our common stock on February 25, 2021. The stock options, which were granted under the terms of our 2018 Incentive Compensation Plan (the “2018 Plan”), are exercisable in three equal annual increments on the first, second and third anniversaries of the grant date. These stock options had a grant date fair value of $3,555,886 (included in Option Awards). Included in Bonus for Mr. Jones is a cash signing bonus of $55,000 in 2020 in accordance with his employment agreement. Included in All Other Compensation for Mr. Jones are (i) company-paid health insurance benefits of $33,827, $35,297 and $14,183 in 2022, 2021 and 2020, respectively, (ii) a tax gross-up of $30,416, $190,071 and $0 relating to the vesting of stock awards in 2022, 2021 and 2020, respectively and (iii) reimbursement of relocation expenses pursuant to his employment agreement of $43,153 in 2020. The 2022 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(3)	Mr. Rama has served as our Chief Financial Officer since February 2020. Included in Bonus for Mr. Rama is a cash signing bonus of $50,000 in 2020 in accordance with his 2020 employment agreement. Included in All Other Compensation for Mr. Rama are (i) company-paid health insurance benefits of $32,356, $35,298 and $22,444 in 2022, 2021 and 2020, respectively and (ii) a tax gross-up of $250,290, $601,664 and $0 relating to the vesting of stock awards in 2022, 2021 and 2020, respectively. The 2022 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(4)	Mr. Hillo has served as our General Counsel since April 2018. Included in All Other Compensation for Mr. Hillo are (i) company-paid health insurance benefits of $19,256, $21,006 and $21,039 in 2022, 2021 and 2020, respectively and (ii) a tax gross-up of $32,950, $24,183 and $22,587 relating to the vesting of stock awards in 2022, 2021 and 2020, respectively. The 2022 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(5)	Mr. Bhade has served as our Chief Technology Officer since May 2021. Included in All Other Compensation for Mr. Bhade is company-paid health insurance benefits of $32,356 and $17,649 in 2022 and 2021, respectively and (ii) a tax gross-up of $35,948, $0 and $0 relating to the vesting of stock awards in 2022, 2021 and 2020, respectively. The 2022 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(6)	Represents stock and option awards granted in 2022, 2021 and 2020 pursuant to our 2018 Plan. The aggregate grant date fair value of such awards was calculated in accordance with FASB ASC Topic 718. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting. The assumptions used in calculating these amounts are discussed in Note 12 of the Notes to Consolidated Financial Statements included in the Original 10-K.

Grant of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards made by us during the year ended December 31, 2022, to each of the NEOs.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Options Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Michael D. Farkas(1)		$-	$1,700,000	$-	-	-	-	-	-	$-	$-
	03/21/22	$-	$-	$-	-	-	-	101,750	-	$-	$2,500,000
	07/29/22	$-	$-	$-	-	472,367	-	-	-	$-	$9,973,547
Brendan S. Jones(1)		$-	$285,000	$-	-	-	-	-	-	$-	$-
	03/21/22	$-	$-	$-	-	-	-	7,631	-	$-	$187,500
	07/29/22	$-	$-	$-	-	47,237	-	-	-	$-	$997,355
Michael P. Rama(1)		$-	$195,000	$-	-	-	-	-	-	$-	$-
	03/21/22	$-	$-	$-	-	-	-	8,267	-	$-	$101,563
	07/29/22	$-	$-	$-	-	23,618	-	-	-	$-	$498,677
Aviv Hillo(1)		$-	$181,458	$-	-	-	-	-	-	$-	$-
	03/21/22	$-	$-	$-	-	-	-	8,267	-	$-	$101,563
	05/19/22	$-	$-	$-	-	-	-	-	37,324	$15.70	$540,000
	07/29/22	$-	$-	$-	-	23,618	-	-	-	$-	$498,677
Harjinder Bhade(1)		$-	$200,000	$-	-	-	-	-	-	$-	-
	03/21/22	$-	$-	$-	-	-	-	6,774	-	$-	166,438
	07/29/22	$-	$-	$-	-	23,618	-	-	-	$-	498,677

(1)	On July 29, 2022, Messrs. Farkas, Jones, Rama, Hillo and Bhade, who are responsible for the acquisition and integration of SemaConnect, were granted one-time performance-based restricted stock awards under our 2018 Incentive Compensation Plan. A total number of 590,458 shares of common stock, with a fair value on the grant date of $12,466,933, were awarded to these executives. The agreements provide that Messrs. Farkas, Jones, Rama, Hillo and Bhade received 472,367, 47,237, 23,618, 23,618 and 23,618 shares of common stock, respectively. The awards of performance-based restricted stock are intended to provide an appropriate incentive structure for our executive management team to integrate and commercialize the SemaConnect acquisition given the transformational nature of the acquisition in a way that is aligned with stockholder interests. The awards of these performance-based restricted stock become vested based on a series of six performance hurdles that must be achieved before the third anniversary of the grants. In addition to the closing of the SemaConnect acquisition with certain cost savings as the initial 20% vesting event, the vesting of the remaining 80% of the restricted stock is generally determined based on the (i) integration of SemaConnect’s hardware and software platforms, (ii) integration of its business processes, (iii) integration of its human capital processes, (iv) delivery and execution of a product rationalization roadmap and new production ready units for UL certification, and (v) our common stock’s closing price reaching on average for a period of ten consecutive trading days a price of $23.78, which is 50% over the price paid by us to SemaConnect shareholders in the acquisition, in each case without regard to the order of achieving the foregoing hurdles. The Board has discretion to determine when each performance hurdle has been achieved and to accelerate awards pursuant to the program. As of December 31, 2022, the vesting performance hurdles related to the closing of the SemaConnect acquisition and clause (v) outlined above were met.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2022 to the NEOs:

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)

Michael D. Farkas	12/13/2018	-	-	200	$2.53	12/13/23	-	$-	-	$-
Michael D. Farkas	12/31/2018	-	-	100	$2.17	12/13/23	-	$-	-	$-
Michael D. Farkas	12/31/2018	-	-	100	$2.50	12/13/23	-	$-	-	$-
Michael D. Farkas	12/31/2018	-	-	15,000	$5.25	12/13/23	-	$-	-	$-
Michael D. Farkas	12/31/2018	-	-	7,000	$30.00	12/13/23	-	$-	-	$-
Michael D. Farkas	12/31/2018	-	-	8,240	$37.50	12/13/23	-	$-	-	$-
Michael D. Farkas	12/31/2018	-	-	100	$6.00	12/13/23	-	$-	-	$-
Michael D. Farkas	12/31/2018	-	-	100	$3.52	12/13/23	-	$-	-	$-
Michael D. Farkas	12/13/2018	-	-	100	$2.63	12/13/23	-	$-	-	$-
Michael D. Farkas	04/16/2019	-	-	100	$3.30	04/16/24	-	$-	-	$-
Michael D. Farkas	05/14/2019	-	-	4,200	$3.06	05/14/24	-	$-	-	$-
Michael D. Farkas	06/06/2019	-	-	100	$2.55	06/06/24	-	$-	-	$-
Michael D. Farkas	08/21/2019	-	-	100	$2.99	08/21/24	-	$-	-	$-
Michael D. Farkas	10/21/2019	-	-	100	$2.61	10/21/24	-	$-	-	$-
Michael D. Farkas	12/17/2019	-	-	100	$2.33	12/17/24	-	$-	-	$-
Michael D. Farkas	03/09/2020	-	-	100	$2.51	03/09/25	-	$-	-	$-
Michael D. Farkas	04/29/2020	-	-	100	$1.89	04/29/25	-	$-	-	$-
Michael D. Farkas	06/17/2020	-	-	100	$2.66	06/17/25	-	$-	-	$-
Michael D. Farkas	12/04/2020	-	-	100	$25.59	12/04/25	-	$-	-	$-
Michael D. Farkas	12/07/2020	-	-	100	$26.41	12/07/25	-	$-	-	$-
Michael D. Farkas	12/11/2020	-	-	100	$31.13	12/11/25	-	$-	-	$-
Michael D. Farkas	05/28/2021	-	-	475,285	$37.40	05/28/25	-	$-	-	$-
Michael D. Farkas	02/10/2021	-	-	100	$59.22	02/10/26	-	$-	-	$-
Michael D. Farkas	02/12/2021	-	-	100	$56.27	02/12/26	-	$-	-	$-
Michael D. Farkas	02/23/2021	-	-	400	$42.67	02/23/26	-	$-	-	$-
Michael D. Farkas	03/29/2021	-	-	100	$38.45	03/29/26	-	$-	-	$-
Michael D. Farkas	03/31/2021	-	-	100	$45.21	03/31/26	-	$-	-	$-
Michael D. Farkas	04/20/2020	-	-	37,543	$2.01	04/20/26	-	$-	-	$-
Michael D. Farkas	04/12/2021	-	-	7,976	$44.90	04/11/27	-	$-	-	$-
Michael D. Farkas	04/20/2020	-	-	36,916	$2.01	04/20/27	-	$-	-	$-
Michael D. Farkas	04/12/2021	-	-	7,976	$44.90	04/11/28	-	$-	-	$-
Michael D. Farkas	04/20/2020	-	-	36,372	$2.01	04/20/28	-	$-	-	$-

Michael D. Farkas	04/12/2021	-	-	7,976	$44.90	04/11/29	-	$-	-	$-
Michael D. Farkas(2)	03/21/2022	-	-	-	$-	-	-	$-	50,875	$558,099
Michael D. Farkas(3)	07/29/2022	-	-	-	$-	-	-	$-	330,657	$3,627,303
Brendan S. Jones	02/25/2021	-	-	33,333	$38.39	02/25/27	-	$-	-	$-
Brendan S. Jones	04/12/2021	-	-	648	$40.82	04/11/27	-	$-	-	$-
Brendan S. Jones	02/25/2021	-	-	33,333	$38.39	02/25/28	-	$-	-	$-
Brendan S. Jones	04/12/2021	-	-	648	$40.82	04/11/28	-	$-	-	$-
Brendan S. Jones	02/25/2021	-	-	33,334	$38.39	02/25/29	-	$-	-	$-
Brendan S. Jones	04/12/2021	-	-	648	$40.82	04/11/29	-	$-	-	$-
Brendan S. Jones(2)	03/21/2022	-	-	-	$-	-	-	$-	5,723	$62,781
Brendan S. Jones(3)	07/29/2022	-	-	-	$-	-	-	$-	33,066	$362,730
Michael P. Rama	06/05/2020	-	-	50,000	$2.20	02/07/26	-	$-	-	$-
Michael P. Rama	06/05/2020	-	-	50,000	$2.20	02/07/27	-	$-	-	$-
Michael P. Rama	04/12/2021	-	-	885	$40.82	04/11/27	-	$-	-	$-
Michael P. Rama	06/05/2020	-	-	50,000	$2.20	02/07/28	-	$-	-	$-
Michael P. Rama	04/12/2021	-	-	885	$40.82	04/11/28	-	$-	-	$-
Michael P. Rama	04/12/2021	-	-	884	$40.82	04/11/29	-	$-	-	$-
Michael P. Rama(4)	06/05/2020	-	-	-	$-	-	-	$-	16,666	$182,826
Michael P. Rama(2)	03/21/2022	-	-	-	$-	-	-	$-	6,200	$68,014
Michael P. Rama(3)	07/29/2022	-	-	-	$-	-	-	$-	16,533	$181,365
Aviv Hillo	03/31/2019	-	-	3,879	$3.13	03/31/27	-	$-	-	$-
Aviv Hillo	04/12/2021	-	-	990	$40.82	04/11/27	-	$-	-	$-
Aviv Hillo	04/20/2020	-	-	16,517	$1.83	04/20/27	-	$-	-	$-
Aviv Hillo	04/12/2021	-	-	991	$40.82	04/11/28	-	$-	-	$-
Aviv Hillo	04/20/2020	-	-	16,286	$1.83	04/20/28	-	$-	-	$-
Aviv Hillo	04/12/2021	-	-	991	$40.82	04/11/29	-	$-	-	$-
Aviv Hillo	05/17/2022	-	-	12,441	$15.70	05/17/28	-	$-	-	$-
Aviv Hillo	05/17/2022	-	-	12,441	$15.70	05/17/29	-	$-	-	$-
Aviv Hillo	05/17/2022	-	-	12,441	$15.70	05/17/30	-	$-	-	$-
Aviv Hillo(2)	03/21/2022	-	-	-	$-	-	-	$-	6,200	$68,014
Aviv Hillo(3)	07/29/2022	-	-	-	$-	-	-	$-	16,533	$181,365
Harjinder Bhade(2)	03/21/2022	-	-	-	$-	-	-	$-	5,081	$55,739
Harjinder Bhade(3)	07/29/2022	-	-	-	$-	-	-	$-	16,533	$181,365

(1)	Calculated by multiplying the number of shares of common stock by $10.97, which is the quoted market price per share of our common stock as of December 31, 2022.
(2)	These shares vest in three annual increments on March 21, 2023, 2024 and 2025, subject to immediate vesting upon an event constituting a change of control of the Company.
(3)	These shares vest in various increments based on the achievement of certain performance conditions related to the integration of the SemaConnect acquisition during 2022.
(4)	These shares vest on February 7, 2023, subject to immediate vesting upon an event constituting a change of control of the Company.

Option Exercises and Stock Vested During 2022

The following table sets forth information concerning the option exercises and stock awards vested of each of the NEOs during the year ended December 31, 2022:

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired On Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
Michael D. Farkas	-	$-	192,585	$4,192,844
Brendan S. Jones	-	$-	16,079	$341,159
Michael P. Rama	-	$-	18,734	$381,788
Aviv Hillo	-	$-	9,152	$197,923
Harjinder Bhade	-	$-	8,779	$188,752

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

Under the employment agreement, Mr. Farkas received a base salary of $800,000 and $850,000 for 2021 and 2022, respectively, and will receive a base salary of $900,000 for 2023. Mr. Farkas is eligible to receive an annual performance bonus (payable in cash and securities), with a target bonus of 100% of his base salary, with Mr. Farkas eligible to receive up to 200% of his base salary based on the achievement of key performance indicators established by the Board and Mr. Farkas. Mr. Farkas is eligible to receive equity awards (one-half in restricted stock and one-half in stock options) with a target aggregate value of $1,000,000, with the actual amount determined by the achievement of the key performance indicators during each year of the employment term. Mr. Farkas also received a special performance option exercisable into 475,285 shares, which will vest if our stock price on the Nasdaq exchange reaches and remains on average for a period of 20 consecutive market days at a closing price of $90 per share during the four-year term of the option. Additionally, Mr. Farkas received one-time awards and payments in satisfaction of his 2020 bonuses, equity awards, and a salary catch-up since the expiration of his prior agreement in June 2020.

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

Brendan S. Jones Employment Agreement

On December 27, 2021, we entered into a new employment agreement with Brendan S. Jones, our President, superseding his prior employment offer letter, dated as of March 29, 2020. The term of his new employment agreement starts on January 1, 2022 and extends until March 31, 2025. Pursuant to the employment agreement, Mr. Jones agreed to devote his full business efforts and time to our company. The employment agreement provides that Mr. Jones will receive an annual base salary of $475,000, payable on our regular scheduled payday. Mr. Jones will be eligible for an annual performance cash bonus of up to 60% of his annual base salary based on meeting pre-determined periodic key performance indicators every year set by the mutual agreement of our Board’s Compensation Committee and Mr. Jones. Mr. Jones will also be eligible to receive aggregate annual equity awards under our incentive compensation plan equal to 50% of his annual base salary. Such awards will be split in equal amounts in the form of restricted common stock and stock options. The restricted common stock will vest on the first anniversary of its grant date and the stock options will vest in equal one-third increments on each anniversary of the grant date, in each instance subject to satisfying key performance indicators and other performance criteria and his continued employment with us on the applicable vesting date. Mr. Jones is entitled to a monthly electric vehicle and auto insurance allowance of up to $1,500 per month, and other employee benefits in accordance with our policies.

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

Michael P. Rama Employment Agreement

On May 19, 2022, we entered into a new employment agreement with Michael P. Rama, our Chief Financial Officer, renewing his prior employment offer letter, dated as of February 7, 2020. The term of his new employment agreement started on January 1, 2022 and extends until March 31, 2025. Pursuant to the employment agreement, Mr. Rama agreed to devote his full business efforts and time to our company. The employment agreement provides that Mr. Rama will receive an initial annual base salary of $390,000, payable on our regular scheduled payday. Mr. Rama will be eligible for an annual performance cash bonus of up to 50% of his annual base salary based on meeting pre-determined periodic key performance indicators every year set by the mutual agreement of our Board’s Compensation Committee and Mr. Rama. Mr. Rama will also be eligible to receive aggregate annual equity awards under our incentive compensation plan equal to 50% of his annual base salary. Such awards will be comprised of restricted common stock. 50% of the restricted common stock granted will vest immediately on the grant date, and the remaining 50% will vest in equal one-third increments on each anniversary of the grant date, in each instance subject to satisfying key performance indicators and other performance criteria and his continued employment with us on the applicable vesting date. Mr. Rama is entitled to a monthly electric vehicle and auto insurance allowance of up to $1,500 per month, and other employee benefits in accordance with our policies.

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

If we undergo a “change in control” (which generally means a merger or acquisition of our company as a result of which the acquirer obtains more than 50% of our total voting power), Mr. Rama will receive a severance payment equal to 2.99 times his annual base salary if (i) he loses his position as our Chief Financial Officer (excluding elevation to a more senior position), (ii) his title is changed to a lesser role, (iii) his compensation is materially decreased, or (iv) he is terminated without Cause during the merger/acquisition process or within one year after the closing of such transaction. Additionally, all restricted common stock and stock options held by Mr. Rama will immediately vest upon a change in control.

Aviv Hillo Employment Agreement

On May 19, 2022, we entered into a new employment agreement with Aviv Hillo, our General Counsel, renewing his prior employment offer letter, dated as of June 18, 2018, which had been renewed on September 25, 2020. The term of his new employment agreement started on June 1, 2022 and extends until May 31, 2025. Pursuant to the employment agreement, Mr. Hillo agreed to devote his full business efforts and time to our company. The employment agreement provides that Mr. Hillo will receive an initial annual base salary of $390,000, payable on our regular scheduled payday. Mr. Hillo will be eligible for an annual performance cash bonus of up to 50% of his annual base salary based on meeting pre-determined periodic key performance indicators every year set by the mutual agreement of our Board’s Compensation Committee and Mr. Hillo. Mr. Hillo will also be eligible to receive aggregate annual equity awards under our incentive compensation plan equal to 50% of his annual base salary. Such awards will be comprised of restricted common stock. 50% of the restricted common stock granted will vest immediately on the grant date, and the remaining 50% will vest in equal one-third increments on each anniversary of the grant date, in each instance subject to satisfying key performance indicators and other performance criteria and his continued employment with us on the applicable vesting date. As a signing bonus, Mr. Hillo received stock options to purchase 37,324 shares of common stock at $15.70 per share, which will vest in equal one-third increments on each anniversary of the grant date. Mr. Hillo is entitled to a monthly electric vehicle and auto insurance allowance of up to $1,500 per month, and other employee benefits in accordance with our policies.

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

If we undergo a “change in control” (which generally means a merger or acquisition of our company as a result of which the acquirer obtains more than 50% of our total voting power), Mr. Hillo will receive a severance payment equal to 2.99 times his annual base salary if (i) he loses his position as our General Counsel (excluding elevation to a more senior position), (ii) his title is changed to a lesser role, (iii) his compensation is materially decreased, or (iv) he is terminated without Cause during the merger/acquisition process or within one year after the closing of the transaction. Additionally, all restricted common stock and stock options held by Mr. Hillo will immediately vest upon a change in control.

Harjinder Bhade Employment Agreement

On April 20, 2021, we entered into an employment offer letter with Harjinder Bhade to serve as our Chief Technology Officer. The term of his employment letter extends until May 3, 2023 and is automatically renewable for an additional one-year period. Pursuant to the employment letter, Mr. Bhade agreed to devote his full business efforts and time to our company. The employment letter provides that Mr. Bhade will receive an annual base salary of $400,000, payable on our regular scheduled payday. Mr. Bhade will be eligible for an annual performance bonus of up to 50% of his annual base salary based on meeting pre-established periodic key performance indicators every year set by the mutual agreement of our Board’s Compensation Committee and Mr. Bhade. Mr. Bhade will also be eligible to receive aggregate annual equity awards under our incentive compensation plan equal to 50% of his annual base salary. Such awards will be allocated in 25% and 75% amounts in the form of restricted common stock and stock options, respectively. The restricted common stock will vest on the first anniversary of its grant date (with a cash payment upon vesting to cover expected ordinary income tax charges) and the stock options will vest in equal one-third increments on each anniversary of the grant date, in each instance subject to satisfying key performance indicators and other performance criteria and his continued employment with us on the applicable vesting date.

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

Compensation of Directors

The following table provides information for 2022 regarding all compensation awarded to, earned by or paid to each person who served as a director for all or some portion of 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(2)	Total
Louis R. Buffalino	$94,417	$150,000	$-	$-	-	$19,078	$263,495

Jack Levine	$130,667	$180,000	$-	$-	-	$24,808	$335,475

Kenneth R. Marks	$91,169	$150,000	$-	$-	-	$19,078	$260,247

Ritsaart J.M. van Montfrans	$96,083	$150,000	$-	$-	-	$35,191	$281,274

Carmen M. Perez-Carlton	$48,566	$-	$-	$-	-	$2,607	$51,173

Mahidhar (Mahi) Reddy(3)	$-	$-	$-	$-	-	$210,514	$210,514

Cedric L. Richmond	$29,796	$-	$-	$-	-	$-	$29,796

Total	$490,698	$630,000	$-	$-	$-	$311,276	$1,431,974

(1)	Mr. Levine was awarded 10,645 shares of restricted stock and Messrs. Buffalino, Marks and van Montfrans were each awarded 8,870 shares of restricted stock. These awards were granted on July 11, 2022 pursuant to the 2018 Incentive Compensation Plan with respect to service as a director during the 2023 fiscal year. The shares vest on the earlier of (a) July 11, 2023 or (b) the date preceding the next annual meeting of the stockholders of our company.

(2)	Reflects gross-up tax payments related to the vesting of stock awards that were granted prior to the termination of such benefit as a result of the vesting on July 11, 2022 of the annual award to our non-employee directors granted on September 2, 2021 for Messrs. Buffalino, Levine, Marks, van Montfrans and Ms. Perez-Carlton.

(3)	Mr. Reddy was elected to our Board on July 29, 2022. The compensation reported for Mr. Reddy in this table is for compensation he received as an employee. Employee members of the Board are not paid separate compensation for serving on the Board.

Agreements Regarding Board Service

In June 2022, the Board approved a Board compensation plan (the “2022 Board Plan”), superseding the prior compensation structure adopted by the Board in December 2017. The 2022 Board Plan only applies to the non-employee members of the Board. The employee members of the Board are not paid separate compensation for serving on the Board. The 2022 Board Plan superseded all prior compensation arrangements with the Board members.

Pursuant to the 2022 Board Plan, each non-employee member of the Board receives an annual cash retainer of $80,000. The lead independent director of the Board (currently, Mr. Levine) receives a supplemental annual cash retainer in the amount of $30,000. Each non-employee member of the Board that serves in a chairperson role or as a member of a committee receives a supplemental annual cash retainer in an amount equal to the corresponding role: (i) Chair of the Audit Committee - $15,000; Member of the Audit Committee - $7,500; (ii) Chair of the Compensation Committee - $15,000; Member of the Compensation Committee - $5,000; (iii) Chair of the Nominating and Corporate Governance Committee - $10,000; Member of the Nominating and Corporate Governance Committee - $5,000; and (iv) Chair of the ESG Committee - $10,000; Member of the ESG Committee - $5,000. The annual and supplemental cash retainers are payable quarterly during the last month of each quarter. We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending Board and company meetings or events.

In addition, each non-employee director will receive an annual award for the number of shares of our common stock that have a market value of $150,000 based on the closing price of the common stock on the last business day preceding the grant date. The lead independent director will receive an additional annual award for the number of shares of our common stock that have a market value of $30,000. Equity-based compensation will be granted on or about March 31 of each year, based on the fair market value of our common stock on the grant date. We believe that equity compensation helps to further align the interests of our directors with those of our stockholders because the value of directors’ share ownership will rise and fall with that of our other stockholders. No equity awards will include any form of “gross-up payment” to cover taxes. Additionally, there is a limit on the number of shares of common stock granted to each non-employee director such that the fair market value of equity-based awards and the amount of any cash-based awards granted to a non-employee director during any calendar year will not exceed $200,000.

In connection with the 2022 Board Plan, the Board implemented the following procedures for future issuances of stock awards: (i) stock awards are formally approved through a Board or committee resolution; (ii) the terms of each stock award in an award agreement are executed contemporaneously with the grant; (iii) stock awards to non-employee directors are counted towards the $200,000 maximum stated above and measured by the fair market value of those awards as of the grant date set forth in the award agreement; and (iv) an individual has been appointed to ensure the shares of stock are promptly issued pursuant to the award agreement.

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

Incentive Compensation Plans

In July 2018, our Board adopted the 2018 Plan. The holders of a majority of our shares of common stock approved the 2018 Plan at our stockholders meeting held on September 7, 2018. The 2018 Plan enables us to grant stock options, restricted stock, dividend equivalents, stock payments, deferred stock, restricted stock units, stock appreciation rights, performance share awards, and other incentive awards to employees, directors, consultants and advisors, and to improve our ability to attract, retain and motivate individuals upon whom our sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in us. Stock options granted under the 2018 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Code, except that stock options granted to outside directors and any consultants or advisers providing services to us or an affiliate shall in all cases be non-qualified stock options. The option price must be at least 100% of the fair market value on the date of grant and if, issued to a 10% or greater stockholder, must be at least 110% of the fair market value on the date of the grant.

The 2018 Plan is administered by the Compensation Committee of the Board, which has discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2018 Plan is 5,000,000, as adjusted. No awards may be issued on or after September 7, 2028.

As of December 31, 2022, stock options to purchase an aggregate of 1,060,535 shares of common stock and 2,230,755 restricted shares of our common stock were outstanding and issued to employees and members of the Board under the 2018 Plan.

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

On December 31, 2022, we had 620 employees (full-time and part-time).

We determined the total annual compensation for our employees for the year ended December 31, 2022 using data from our payroll records for the month of December 2022, which we then extrapolated for the full year of 2022. The components of total annual compensation for our employees are the same as those used to determine the total compensation of our NEOs for the purposes of the Summary Compensation Table. We did not make any full-time equivalent adjustments for part-time employees. The results were then ranked, excluding the Chief Executive Officer, from lowest to highest, and the median employee was identified. We then compared the total annual compensation of the median employee to that of the Chief Executive Officer. The total annual compensation of the median employee for the year ended December 31, 2022 was $56,252. For the year ended December 31, 2022, the ratio of our Chief Executive Officer’s total annual compensation to that of our median employee was approximately 282:1, which includes the performance-based stock award which had a grant date fair value of $9,973,547. Excluding this performance option, the ratio was approximately 105:1.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or employee of the Company or any subsidiary of the Company during the fiscal year ended December 31, 2022. No member of the Compensation Committee was a member of the compensation committee of another entity during the fiscal year ended December 31, 2022. None of our executive officers was a director or a member of the compensation committee of another entity during the fiscal year ended December 31, 2022. There were no transactions between any member of the Compensation Committee and the Company during the fiscal year ended December 31, 2022 requiring disclosure pursuant to Item 404 of Regulation S-K promulgated under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 28, 2023, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each NEO and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days after such date upon the exercise of stock options, warrants or convertible securities. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after April 28, 2023. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days after April 28, 2023 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Outstanding(2)

Michael D. Farkas	7,962,005	(3)	13.0%

Brendan S. Jones	157,773	(4)	*

Michael P. Rama	258,452	(5)	*

Aviv Hillo	178,202	(6)	*

Harjinder Bhade	53,622		*

Mahidhar (Mahi) Reddy	1,058,107	(7)	1.7%

Louis R. Buffalino	35,579		*

Jack Levine	131,641		*

Kenneth R. Marks	47,269		*

Ritsaart J.M. van Montfrans	35,579		*

Cedric L. Richmond	5,866		*

All directors and executive officers as a group (12 persons)	10,102,625	(8)	16.5%

* Less than 1% of the outstanding shares.

(1) Each person maintains a mailing address at c/o Blink Charging Co., 605 Lincoln Road, 5th Floor, Miami Beach, Florida 33139.

(2) Applicable percentage ownership is based on 61,170,166 shares of common stock outstanding as of April 28, 2023.

(3) Represents (i) 2,475,931 shares of common stock owned directly, (ii) 4,072,616 shares of common stock held by Farkas Group Inc., of which Mr. Farkas is the President and has voting and investment power with respect to such shares, (iii) 81,441 shares of common stock held by Balance Group LLC, of which Mr. Farkas is the managing member and has voting and investment power with respect to such shares, (iv) 7,200 shares of common stock held by the Michael D. Farkas Charitable Foundation, of which Mr. Farkas is the trustee and has voting and investment power with respect to such shares, (v) 80 shares of common stock held by Farkas Family Irrevocable Trust, of which Mr. Farkas is the trustee and has voting and investment power with respect to such shares, (vi) 15,000 shares of common stock held by Mr. Farkas’ minor children, (vii) 163,823 shares of common stock issuable upon the exercise of stock options, and (viii) 1,145,914 shares of common stock issuable upon the exercise of warrants. For purposes of voting, on an actual basis, Mr. Farkas owns 10.9% of the outstanding shares.

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

(4) Includes 67,962 shares of common stock issuable upon the exercise of stock options.

(5) Includes 151,770 shares of common stock issuable upon the exercise of stock options.

(6) Includes 51,104 shares of common stock issuable upon the exercise of stock options.

(7) Represents (i) 178,104 shares of common stock owned directly, (ii) 440,001 shares of common stock held by the Mahi Reddy 2021 Family Trust, of which Mr. Reddy is a trustee and has voting and investment power with respect to such shares and (iii) 440,002 shares of common stock held by the Seetha J. Anagol 2021 Family Trust, of which Mr. Reddy is a trustee and has voting and investment power with respect to such shares.

(8) Includes currently exercisable stock options and warrants to purchase an aggregate of 1,580,573 shares of common stock. Mr. Pastrone is included within these totals.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2022 with respect to our common stock that may be issued under our incentive compensation plans and other option grants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	1,060,535	$24.68	2,769,245
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	1,060,535	$24.68	2,769,245

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

Certain Relationships and Related Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, discussed in Part II, the section titled “Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements,” the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeds $120,000; and

●	any related person had or will have a direct or indirect material interest.

Certain persons who provide services to us, including Michael D. Farkas, our Executive Chairman and Chief Executive Officer, and Aviv Hillo, our General Counsel, also provide services and/or serve as officers or directors of Balance Labs, Inc., a consulting firm controlled by Mr. Farkas that provides business development and consulting services to startup development-stage businesses.

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

Our shares of common stock are listed for trading on The Nasdaq Capital Market. Under the rules of Nasdaq, “independent” directors must make up a majority of a listed company’s board of directors. In addition, applicable Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent within the meaning of the applicable Nasdaq rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

The Board has determined that each of our non-employee directors that served during 2022 (Messrs. Buffalino, Levine, Marks, van Montfrans and Richmond, and Ms. Perez-Carlton) were independent under the listing standards of Nasdaq and the requirements of the SEC. Messrs. Farkas, Jones and Reddy are not independent based on their service as employees of our company. In making its independence determinations, the Board reviewed direct and indirect transactions and relationships between each director, or any member of his or her immediate family, and us or one of our subsidiaries or affiliates based on information provided by the director, our records and publicly available information. None of our directors directly or indirectly provides any professional or consulting services to us.

As a result, a majority of our directors are independent, as required under applicable Nasdaq rules. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP served as our independent registered public accountants for the years ended December 31, 2022 and 2021. The following table sets forth the aggregate fees billed to us for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees(1)	$1,641,201	$679,561
Audit-related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$1,641,201	$679,561

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements including fees related to compliance with the Sarbanes-Oxley Act of 2002, review of our quarterly consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

	1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of the Original 10-K.
	2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	EXHIBITS

We have filed the exhibits listed in the Exhibit Index below in this Form 10-K/A:

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Share Purchase Agreement, dated April 21, 2021, between the Shareholders of Blue Corner NV and Blink Holdings B.V.	8-K	2.1	05/13/2021
2.2	Sale and Purchase Agreement, dated April 22, 2022, between the shareholders of Electric Blue Limited, and Blink Holdings B.V. and Blink Charging Co.	8-K	2.1	04/26/2022
2.3	Agreement and Plan of Merger, dated as of June 13, 2022, by and among Blink Charging Co., Blink Sub I Corp., Blink Sub II LLC, SemaConnect, Inc. and Shareholder Representative Services LLC (solely in its capacity as the stockholders’ representative)	8-K	2.1	06/14/2022
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.3	04/02/2020
10.1*	Executive Employment Agreement by and between the Company and Michael D. Farkas dated October 29, 2010	10-K	10.17	04/16/2013
10.2*	First Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated December 23, 2014	8-K	10.4	12/29/2014
10.3 *	Second Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated July 24, 2015	10-K	10.4	07/29/2016
10.4 *	Third Amendment to Executive Employment Agreement by and between the Company and Michael D. Farkas dated June 15, 2017	S-1/A	10.7	07/06/2017
10.10	Patent License Agreement, dated March 29, 2012, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas	10-K	10.21	04/16/2013
10.11	Patent License Agreement, dated March 11, 2016, by and among Car Charging Group, Inc., Balance Holdings, LLC and Michael Farkas	10-Q	10.3	08/04/2016
10.12	Revenue Sharing Agreement, dated April 3, 2013, by and among Car Charging Group, Inc., EV Pass Holdings, LLC, and Synapse Sustainability Trust, Inc.	8-K	10.2	04/26/2013

10.13	Office Lease Agreement, dated April 20, 2018, between Euro American Group, Inc. and Car Charging Inc.	8-K	10.1	05/15/2018
10.14*	2018 Incentive Compensation Plan	Proxy	-	08/14/2018
10.17*	Employment Agreement, dated January 9, 2020, between Blink Charging Co. and Donald Engel	8-K	10.1	01/10/2020
10.18*	Employment Offer Letter, dated February 7, 2020, between Blink Charging Co. and Michael P. Rama	8-K	10.1	02/11/2020
10.20*	Employment Offer Letter, dated as of March 29, 2020, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	04/20/2020
10.21*	Executive Chairman and CEO Employment Agreement, dated May 28, 2021, between Blink Charging Co. and Michael D. Farkas	8-K	10.1	06/04/2021
10.22*	Employment Agreement, dated December 27, 2021, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	12/29/2021
10.23*	Employment Agreement, dated April 20, 2021, between Blink Charging Co. and Harjinder Bhade	10-K/A	10.20	04/29/2022
10.24*	Employment Agreement, dated May 19, 2022, between Blink Charging Co. and Michael P. Rama	8-K	10.1	05/24/2022
10.25*	Employment Agreement, dated May 19, 2022, between Blink Charging Co. and Aviv Hillo	8-K	10.2	05/24/2022
10.26	Form of Registration Rights Agreement, dated as of June 15, 2022, by and among Blink Charging Co., the equityholders of SemaConnect, Inc. and each equityholder of SemaConnect, Inc. to which Blink shares were issued	8-K	10.1	06/21/2022
10.27*	Employment Offer Letter, dated June 15, 2022, between SemaConnect, LLC, a Blink Charging company, and Mahi Reddy	8-K	10.2	06/21/2022
10.29	Sales Agreement, dated September 2, 2022, between Blink Charging Co. and the Sales Agents	8-K	10.1	09/02/2022
10.30*	Employment Offer Letter, dated June 15, 2022, between SemaConnect LLC and Mark Pastrone, as assumed by Blink Charging Co. on November 29, 2022	8-K	10.1	12/05/2022
21.1	Subsidiaries of the Registrant	10-K	21.1	03/14/2023
23.1	Consent of Marcum LLP	10-K	23.1	03/14/2023
31.1	Rule 13a-14(a) Certification of Principal Executive Officer	10-K	31.1	03/14/2023
31.2	Rule 13a-14(a) Certification of Principal Financial Officer	10-K	31.2	03/14/2023
31.3	Rule 13a-14(a) Certification of Principal Executive Officer				X
31.4	Rule 13a-14(a) Certification of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer	10-K	32.1	03/14/2023
32.2**	Section 1350 Certification of Principal Financial Officer	10-K	32.2	03/14/2023
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

*	Indicates a management contract or compensatory plan or arrangement.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK CHARGING CO.

Date: May 1, 2023	By:	/s/ Michael D. Farkas
Michael D. Farkas
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2023	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

