Form 10-Q
period 2023-03-31
Blink Charging Co.
filed 2023-05-10
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2023, the registrant had 61,170,166 shares of common stock outstanding.

BLINK CHARGING CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLINK CHARGING CO.

Condensed Consolidated Balance Sheets

(in thousands except for share amounts)

	March 31,	December 31,
	2023	2022
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents	$103,202	$36,562
Accounts receivable, net	27,883	23,581
Inventory, net	39,524	34,740
Prepaid expenses and other current assets	5,211	4,399

Total Current Assets	175,820	99,282
Restricted cash	78	71
Property and equipment, net	27,666	25,862
Operating lease right-of-use asset	5,095	4,174
Intangible assets, net	25,072	26,582
Goodwill	204,244	203,710
Other assets	3,025	2,861

Total Assets	$441,000	$362,542

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$28,621	$24,585
Accrued expenses and other current liabilities	12,808	13,109
Notes payable	10	10
Current portion of operating lease liabilities	2,037	1,738
Current portion of financing lease liabilities	301	306
Current portion of deferred revenue	11,496	10,572

Total Current Liabilities	55,273	50,320
Contingent consideration	1,323	1,316
Consideration payable	40,620	40,608
Operating lease liabilities, non-current portion	3,744	3,030
Financing lease liabilities, non-current portion	321	408
Other liabilities	649	645
Deferred revenue, non-current portion	5,406	5,258

Total Liabilities	107,336	101,585

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 60,373,377 and 51,476,445 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	60	51
Additional paid-in capital	701,331	597,982
Accumulated other comprehensive loss	(3,896)	(3,046)
Accumulated deficit	(363,831)	(334,030)

Total Stockholders’ Equity	333,664	260,957

Total Liabilities and Stockholders’ Equity	$441,000	$362,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statements of Operations

(in thousands except for share and per share amounts)

(unaudited)

	For The Three Months Ended
	March 31,
	2023	2022

Revenues:
Product sales	$16,389	$8,052
Charging service revenue - company-owned charging stations	2,885	1,107
Network fees	1,628	161
Warranty	393	67
Grant and rebate	49	75
Ride-sharing services	252	239
Other	72	99

Total Revenues	21,668	9,800

Cost of Revenues:
Cost of product sales	11,731	6,044
Cost of charging services - company-owned charging stations	887	523
Host provider fees	1,647	551
Network costs	437	234
Warranty and repairs and maintenance	948	111
Ride-sharing services	637	426
Depreciation and amortization	838	325

Total Cost of Revenues	17,125	8,214

Gross Profit	4,543	1,586

Operating Expenses:
Compensation	22,709	9,259
General and administrative expenses	8,478	4,427
Other operating expenses	4,195	2,942

Total Operating Expenses	35,382	16,628

Loss From Operations	(30,839)	(15,042)

Other Income (Expense):
Interest expense	(617)	-
Foreign transaction gain	1,807	3
Change in fair value of derivative and other accrued liabilities	10	-
Other income (expense), net	50	(104)

Total Other Income (Expense)	1,250	(101)

Loss Before Income Taxes	$(29,589)	$(15,143)

Provision for income taxes	(212)	-

Net Loss	$(29,801)	$(15,143)

Net Loss Per Share:
Basic	$(0.53)	$(0.36)
Diluted	$(0.53)	$(0.36)

Weighted Average Number of Common Shares Outstanding:
Basic	56,469,928	42,437,823
Diluted	56,469,928	42,437,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

BLINK CHARGING CO.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Net Loss	$(29,801)	$(15,143)
Other Comprehensive Income (Loss):
Cumulative translation adjustments	(850)	(606)

Total Comprehensive Loss	$(30,651)	$(15,749)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2023

(in thousands except for share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2023	51,476,445	$51	$597,982	$(3,046)	$(334,030)	$260,957

Common stock issued in public offering, net of issuance costs [1]	8,333,333	8	94,758	-	-	94,766

Common stock issued upon exercises of warrants	557,733	1	834	-	-	835

Stock-based compensation	5,866	-	7,757	-	-	7,757

Other comprehensive loss	-	-	-	(850)	-	(850)

Net loss	-	-	-	-	(29,801)	(29,801)

Balance - March 31, 2023	60,373,377	$60	$701,331	$(3,896)	$(363,831)	$333,664

[1]	Includes gross proceeds of $100,000, less issuance costs of $5,234.

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

BLINK CHARGING CO.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For The Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(29,801)	$(15,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,166	758
Non-cash lease expense	438	55
Change in fair value of contingent consideration	8	-
Loss on disposal of fixed assets	(37)	-
Change in fair value of derivative and other accrued liabilities	10	-
Provision for bad debt	555	502
Provision for slow moving and obsolete inventory	(1,701)	295
Stock-based compensation:
Common stock	3,685	507
Options	4,090	1,455
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(4,377)	(1,722)
Inventory	(3,202)	(698)
Prepaid expenses and other current assets	(590)	297
Other assets	(181)	(288)
Accounts payable and accrued expenses	3,876	2,120
Other liabilities	4	101
Lease liabilities	(346)	(66)
Deferred revenue	226	444

Total Adjustments	5,624	3,760

Net Cash Used In Operating Activities	(24,177)	(11,383)

Cash Flows From Investing Activities:
Capitalization of engineering costs	(550)	-
Purchases of property and equipment	(1,665)	(1,368)

Net Cash Used In Investing Activities	(2,215)	(1,368)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering, net [1]	94,766	-
Proceeds from exercise of options and warrants	835	69
Repayment of financing liability in connection with finance lease	(92)	-
Payment of financing liability in connection with internal use software	(149)	(146)

Net Cash Provided By (Used In) Financing Activities	95,360	(77)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,321)	(158)

Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Cash	66,647	(12,986)

Cash and Cash Equivalents and Restricted Cash - Beginning of Period	36,633	175,049

Cash and Cash Equivalents and Restricted Cash - End of Period	$103,280	$162,063

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$103,202	$161,984
Restricted cash	78	79
	$103,280	$162,063

[1]	Includes gross proceeds of $100,000, less issuance costs of $5,654 deducted directly from the offering proceeds.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statements of Cash Flows — Continued

(in thousands)

(unaudited)

	For The Three Months Ended
	March 31,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$10
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$1,209	$-
Intangible assets obtained in exchange for financing liability	$-	$660
Transfer of inventory to property and equipment	$(427)	$(698)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2023 and for the three months then ended. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2022 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023 as part of the Company’s Annual Report on Form 10-K.

Risks and Uncertainties

The Covid-19 pandemic has impacted global stock markets and economies. The Company closely monitors the impact of the outbreak on all aspects of our business. The extent to which its operations may be impacted by the Covid-19 pandemic will depend largely in future developments, which are highly uncertain and cannot be accurately predicted.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2022, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Euro, Indian Rupee, and the Pound Sterling. Assets and liabilities are translated based on the exchange rates at the balance sheet date (1.0884 for the Euro, .0122 for the Indian Rupee, and 1.2368 for the Pound Sterling as of March 31, 2023), while expense accounts are translated at the weighted average exchange rate for the period (1.0741 for the Euro, .0122 for the Indian Rupee, and 1.2206 for the Pound Sterling for the three months ended March 31, 2023). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income. Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. Transaction gains and losses are charged to the condensed consolidated statement of operations as incurred. Transaction gains attributable to foreign exchange were $1,807 and $3 during the three months ended March 31, 2023 and 2022, respectively.

REVENUE RECOGNITION

The Company recognizes revenue primarily from four different types of contracts:

●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Other – Other revenues is primarily comprised of revenues generated from alternative fuel credits.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION - CONTINUED

The following table summarizes revenue recognized in the condensed consolidated statements of operations:

	For The Three Months Ended
	March 31,
	2023	2022
Revenues - Recognized at a Point in Time
Product sales	$16,389	$8,052
Charging service revenue - company-owned charging stations	2,885	1,107
Other	72	99
Total Revenues - Recognized at a Point in Time	19,346	9,258

Revenues - Recognized Over a Period of Time:
Network and other warranty fees	2,021	228
Total Revenues - Recognized Over a Period of Time	2,021	228

Revenues- Other
Ride-sharing services	252	239
Grant and rebate	49	75
Total Revenues - Other	301	314

Total Revenue	$21,668	$9,800

The following table summarizes our revenue recognized in the condensed consolidated statements of operations by geographical area:

	For The Three Months Ended
	March 31,
	2023	2022
Revenues by Geographical Area
U.S.A	$13,175	$5,856
International	8,493	3,944
Total Revenue	$21,668	$9,800

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

As of March 31, 2023, the Company had $16,902 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of March 31, 2023. The Company expects to satisfy $11,496 of its remaining performance obligations for network fees, charging services, warranty revenue, product sales, and other and recognize the revenue within the next twelve months.

During the three months ended March 31, 2023, the Company recognized $435 of revenues related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2022. During the three months ended March 31, 2023, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants, rebates and alternative fuel credits, which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the three months ended March 31, 2023 and 2022, the Company recorded $49 and $75, respectively, related to grant and rebate revenue. During the three months ended March 31, 2023 and 2022, the Company recognized $51 and $67 of revenue related to alternative fuel credits.

Furthermore, ride-sharing services, which are not within scope of ASC 606, pertain to revenues and expenses related to a ride-sharing services agreement with the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service. The Company recognizes revenue over the contractual period of performance of the subscription which are short term in nature. During the three months ended March 31, 2023 and 2022, the Company recognized $252 and $239, respectively, related to ride-sharing services revenue.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

CONCENTRATIONS

During the three months ended March 31, 2023 and 2022, sales to a significant customer represented 13% of total revenue. During the three months ended March 31, 2022, sales to another significant customer represented 12% of total revenue. During the three months ended March 31, 2023 and 2022, the Company made purchases from a significant supplier that represented 16% and 14% of total purchases, respectively.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2023	2022
Warrants	1,169,031	3,257,989
Options	1,084,580	977,473
Total potentially dilutive shares	2,253,611	4,235,462

3. STOCKHOLDERS’ EQUITY

PUBLIC OFFERING

In February 2023, the Company completed an underwritten registered public offering of 8,333,333 shares of its common stock at a public offering price of $12.00 per share. The Company received approximately $100,000 in gross proceeds from the public offering and $94,766 in net proceeds after deducting the underwriting discount and offering expenses paid by the Company. In addition, the underwriters had a 30-day option to purchase up to an additional 1,249,999 shares of common stock from the Company at the public offering price, less the underwriting discounts and commissions. The public offering was made pursuant to our automatic shelf registration statement on Form S-3ASR filed with the SEC on January 6, 2021, and prospectus supplement dated February 8, 2023. Barclays acted as the sole book-running manager for the offering. H.C. Wainwright & Co., Roth Capital Partners and ThinkEquity acted as co-managers for the offering. The underwriters did not exercise their over-allotment option.

COMMON STOCK

During the three months ended March 31, 2023, the Company issued an aggregate of 557,733 shares of common stock pursuant to exercises of warrants to purchase an aggregate of 557,733 shares of common stock for aggregate net proceeds of $835.

During the three months ended March 31, 2023, the Company issued an aggregate of 5,866 shares of common stock for services to a board member with an issuance date fair value of $132.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three months ended March 31, 2023 and 2022 of $7,775 and $1,962, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of March 31, 2023, there was $7,632 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.29 years.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

4. RELATED PARTY TRANSACTIONS

See Note 6 – Commitments and Contingencies – Purchase Commitments for disclosure of a commitment made to a related party.

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. Subsequently, two of the Cyprus entities sold its interest to the remaining Cyprus entity. Pursuant to the agreement, the Company is not required to fund operating losses. The Company owns 40% of the Entity while the other entity owns 60% of the Entity. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which started operations in the Greek EV market. There are currently no plans for the Company to make any additional capital contributions or investments. During the three months ended March 31, 2023 and 2022, the Company recognized sales of $0 and $68, respectively, to Hellas. As of March 31, 2023 and December 31, 2022 the Company had a payable of approximately $53 and $84, respectively, to Hellas. The Company determined that the Entity is a variable interest entity; however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through March 31, 2023, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the three months ended March 31, 2023 and 2022.

BLINK CHARGING UK LIMITED

As of March 31, 2023, several close family members of a senior management employee are providing services to Blink Charging UK Limited (“Blink UK”), formerly known as Electric Blue Limited. For the three months ended March 31, 2023, these related parties have collectively provided services worth $86 to Blink UK. Furthermore, as of March 31, 2023, there were purchase commitments of $142 to the same related parties.

5. LEASES

OPERATING LEASES

Total operating lease expenses for the three months ended March 31, 2023 and 2022 were $493 and $168, respectively, and were recorded in other operating expenses on the condensed consolidated statements of operations. Operating lease expenses consist of rent expense, common area maintenance adjustments and other expenses.

As of March 31, 2023, the Company had $652 of right-of-use assets that were classified as financing leases for vehicles associated with the operations of Blink Mobility which are included as a component of property and equipment on the condensed consolidated balance sheet as of March 31, 2023. The duration of the leases are three years and the Company is expected to pay approximately $1,020 throughout the term.

As of March 31, 2023, the Company did not have additional operating and financing leases that have not yet commenced.

During the three months ended March 31, 2023, the Company recorded $10 of interest expense related to finance leases, which were recorded within interest expense on the condensed consolidated statement of operations. During the three months ended March 31, 2023, the Company recorded amortization expense of $169 related to finance leases. There were no expenses incurred related to finance leases during the three months ended March 31, 2022.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

5. LEASES – CONTINUED

Supplemental cash flows information related to leases was as follows:

	For The Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$346	$66
Financing cash flows from finance leases	$92	$-

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,209	$-

Weighted Average Remaining Lease Term
Operating leases	3.45	4.65
Finance leases	2.00	-

Weighted Average Discount Rate
Operating leases	5.5%	4.7%
Finance leases	6.2%	0.0%

Future minimum payments under non-cancellable leases as of March 31, 2023 were as follows:

For the Years Ending December 31,	Operating Lease	Finance Lease
2023	$2,271	$340
2024	1,827	340
2025	1,297	-
2026	716	-
2027	464	-
Total future minimum lease payments	6,575	680
Less: imputed interest	(794)	(58)
Total	$5,781	$622

6. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

As of March 31, 2023, the Company had purchase commitments of approximately $62,088 of which, approximately $142 is with a related party, which will become payable upon the suppliers’ delivery of the charging stations and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12-24 months.

LITIGATION AND DISPUTES

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit and on December 21, 2020 the court appointed Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs. The Co-Lead Plaintiffs filed an Amended Complaint on February 19, 2021. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020. On April 20, 2021, Blink and the other defendants filed a motion to dismiss the Amended Complaint, which has now been fully briefed and is ready for review. On April 7, 2022, the court held oral argument on the motion to dismiss but did not issue a decision. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of March 31, 2023 as it determined that any such loss contingency was either not probable or estimable.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

6. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

On September 15, 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserts that the Director defendants caused Blink to make the statements that are at issue in the securities class action and, as a result, the Company will incur costs defending against the consolidated Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserts claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he seeks damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. The parties agreed to temporarily stay the Klein Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. On June 17, 2022, the court substituted the executrix of Klein’s estate as the plaintiff. The Company has not recorded an accrual related to this matter as of March 31, 2023 as it determined that any such loss contingency was either not probable or estimable.

On December 23, 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants sued in the Klein Lawsuit and asserting similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). On February 17, 2021, the parties agreed to consolidate the Klein and Bhatia actions, which the court consolidated under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The parties also agreed to keep in place the temporary stay. The court subsequently vacated the consolidation order and explained the parties should first file a motion to transfer, which the parties have done. On June 22, 2022, the court re-consolidated the Klein and Bhatia actions and reinstated the temporary stay. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of March 31, 2023 as it determined that any such loss contingency was either not probable or estimable.

On February 7, 2022, another shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in the Eighth Judicial District Court in Clark County, Nevada, seeking to pursue claims belonging to the Company against six of Blink’s directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The complaint filed in the McCauley Lawsuit asserts similar allegations to the Klein Lawsuit relating to the statements at issue in the securities class action and asserts claims for breach of fiduciary duty and unjust enrichment. The McCauley Lawsuit seeks both injunctive and monetary relief from the individual defendants, as well as an award of attorneys’ fees and costs. On March 29, 2022, the Nevada court approved the parties’ stipulation to temporarily stay the McCauley Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. The Company has not recorded an accrual related to this matter as of March 31, 2023 as it determined that any such loss contingency was either not probable or estimable.

WARRANTY

The Company estimates an approximate cost of $275 to repair deployed chargers, which the Company owns as of March 31, 2023.

7. SUBSEQUENT EVENTS

ACQUISITION

On April 18, 2023, the Company, Blink Mobility, LLC, a California limited liability company and wholly-owned subsidiary of the Company (“Mobility”), and Mobility Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Mobility (“Merger Sub”), entered into and, after all parties met the closing conditions, consummated the transactions contemplated under an Agreement and Plan of Merger, dated as of April 18, 2023 (the “Acquisition Agreement”), with Envoy Technologies, Inc., a Delaware corporation (“Envoy”). Pursuant to the Acquisition Agreement, Merger Sub merged with and into Envoy, whereupon the separate corporate existence of Merger Sub ceased, and Envoy was the surviving corporation of the merger and a wholly-owned subsidiary of Mobility (the “Acquisition”).

Envoy is a car sharing platform with an iOS/Android app that provides on-demand electric vehicles as an amenity to apartments, office buildings and hotels. The company equips real estate owners and operators with a new and innovative way to enhance the lifestyle of their tenants, members and guests by providing “Mobility as an Amenity™ service,” a platform that offers a technology to reserve and access vehicles, driver insurance, maintenance, electric vehicle chargers, electric fleet, fleet maintenance, full-service mobile app, customer support and robust analytics. Envoy provides the technology, operations and vehicles to implement private and dedicated auto-sharing as an amenity for any community.

Under the terms of the Acquisition Agreement, the acquisition consideration was up to $35,500, paid as follows: (i) $6,000 in cash paid upon the closing of the Acquisition Agreement (the “Closing”); (ii) a promissory note of Mobility in the principal amount of $5,000; (iii) a promissory note of Mobility in the principal amount of $2,000; and (iv)(a) in the event of an initial public offering or direct listing of Mobility or Mobility’s successor within 24 months after the Closing (and shares of common stock of the Company are not issued in lieu thereof), $18,500, $21,000 or $22,500 worth of shares of common stock of Mobility or Mobility’s successor, depending on the timing of such offering or listing, (b) in the event there is no initial public offering or direct listing of Mobility or Mobility’s successor within 24 months after the Closing, $21,000 worth of shares of common stock of the Company, or (c) at the Company’s option, a combination of cash and common stock of the Company with an aggregate value of $21,000.

The payment of shares of common stock of Mobility or Mobility’s successor, if any, will be based on the public offering price per share of such stock in the initial public offering. The payment of shares of common stock of the Company, if any, will be based on the average of the daily-weighted average prices for such stock on each of the 60 days ending on the day prior to issuance thereof.

Additionally, certain key employees of Envoy entered into employment offer letters with Mobility, including Aric Ohana, the Chief Executive Officer of the Company’s Envoy subsidiary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” and the “Company”) as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

U.S. dollars are reported in thousands except for share and per share amounts.

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

As of March 31, 2023, we sold or deployed 72,939 chargers, of which 53,488 were in Blink’s Networks (31,662 Level 2 publicly accessible commercial chargers, 20,985 Level 2 private commercial chargers, 240 DC Fast Charging EV publicly accessible chargers, 136 DC Fast Charging EV private chargers, and 465 residential Level 2 Blink EV chargers, inclusive of 3,523 chargers pending to be commissioned). Included in the Blink Networks are 4,851 chargers owned by us. The remaining were non-networked, on other networks or international sales or deployments (3,416 Level 2 commercial chargers, 151 DC Fast Charging chargers, 11,989 residential Level 2 Blink EV chargers,2,414 sold to other U.S. networks, 1,401 sold internationally and 80 deployed internationally). The charger units noted above are net of swap-out or replacement units.

As reflected in our consolidated financial statements as of March 31, 2023, we had a cash balance of $103,202, working capital of $120,547 and an accumulated deficit of $363,831. During the three months ended March 31, 2023 and 2022, we incurred net losses of $29,801 and $15,143, respectively. We have not yet achieved profitability.

Recent Developments

Acquisition

On April 18, 2023, the Company, Blink Mobility, LLC, a California limited liability company and wholly-owned subsidiary of the Company (“Mobility”), and Mobility Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Mobility (“Merger Sub”), entered into and, after all parties met the closing conditions, consummated the transactions contemplated under an Agreement and Plan of Merger, dated as of April 18, 2023 (the “Acquisition Agreement”), with Envoy Technologies, Inc., a Delaware corporation (“Envoy”). Pursuant to the Acquisition Agreement, Merger Sub merged with and into Envoy, whereupon the separate corporate existence of Merger Sub ceased, and Envoy was the surviving corporation of the merger and a wholly-owned subsidiary of Mobility (the “Acquisition”).

Envoy is a car sharing platform with an iOS/Android app that provides on-demand electric vehicles as an amenity to apartments, office buildings and hotels. The company equips real estate owners and operators with a new and innovative way to enhance the lifestyle of their tenants, members and guests by providing “Mobility as an Amenity™ service,” a platform that offers a technology to reserve and access vehicles, driver insurance, maintenance, electric vehicle chargers, electric fleet, fleet maintenance, full-service mobile app, customer support and robust analytics. Envoy provides the technology, operations and vehicles to implement private and dedicated auto-sharing as an amenity for any community.

Under the terms of the Acquisition Agreement, the acquisition consideration was up to $35,500, paid as follows: (i) $6,000 in cash paid upon the closing of the Acquisition Agreement (the “Closing”); (ii) a promissory note of Mobility in the principal amount of $5,000; (iii) a promissory note of Mobility in the principal amount of $2,000; and (iv)(a) in the event of an initial public offering or direct listing of Mobility or Mobility’s successor within 24 months after the Closing (and shares of common stock of the Company are not issued in lieu thereof), $18,500, $21,000 or $22,500 worth of shares of common stock of Mobility or Mobility’s successor, depending on the timing of such offering or listing, (b) in the event there is no initial public offering or direct listing of Mobility or Mobility’s successor within 24 months after the Closing, $21,000 worth of shares of common stock of the Company, or (c) at the Company’s option, a combination of cash and common stock of the Company with an aggregate value of $21,000.

The payment of shares of common stock of Mobility or Mobility’s successor, if any, will be based on the public offering price per share of such stock in the initial public offering. The payment of shares of common stock of the Company, if any, will be based on the average of the daily-weighted average prices for such stock on each of the 60 days ending on the day prior to issuance thereof.

Additionally, certain key employees of Envoy entered into employment offer letters with Mobility, including Aric Ohana, the Chief Executive Officer of the Company’s Envoy subsidiary.

February 2023 Underwritten Public Offering

In February 2023, we completed an underwritten registered public offering of 8,333,333 shares of our common stock at a public offering price of $12.00 per share. We received approximately $100,000 in gross proceeds from the public offering, and approximately $95,000 in net proceeds after deducting the underwriting discount and offering expenses paid by us. In addition, the underwriters had a 30-day option to purchase up to an additional 1,249,999 shares of common stock from us at the public offering price, less the underwriting discounts and commissions. The public offering was made pursuant to our automatic shelf registration statement on Form S-3ASR filed with the SEC on January 6, 2021, and prospectus supplement dated February 8, 2023. Barclays acted as the sole book-running manager for the offering. H.C. Wainwright & Co., Roth Capital Partners and ThinkEquity acted as co-managers for the offering. The underwriters did not exercise the over-allotment option.

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

Impact of Covid-19 on Our Business

The Covid-19 pandemic has impacted global stock markets and economies. We closely monitor the impact of the outbreak on all aspects of our business. The extent to which our operations maybe impacted by the Covid-19 pandemic will depend largely in future developments, which are highly uncertain and cannot be accurately predicted.

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

Results of Operations

Three Months Ended March 31, 2023 Compared Three Months Ended March 31, 2022

	For The Three Months Ended
	March 31,
	2023	2022	Difference $	Difference %

Revenues:
Product sales	$16,389	$8,052	$8,337	104%
Charging service revenue - company-owned charging stations	2,885	1,107	1,778	161%
Network fees	1,628	161	1,467	911%
Warranty	393	67	326	487%
Grant and rebate	49	75	(26)	-35%
Ride-sharing services	252	239	13	5%
Other	72	99	(27)	-27%

Total Revenues	21,668	9,800	11,868	121%

Cost of Revenues:
Cost of product sales	11,731	6,044	5,687	94%
Cost of charging services - company-owned charging stations	887	523	364	70%
Host provider fees	1,647	551	1,096	199%
Network costs	437	234	203	87%
Warranty and repairs and maintenance	948	111	837	754%
Ride-sharing services	637	426	211	50%
Depreciation and amortization	838	325	513	158%

Total Cost of Revenues	17,125	8,214	8,911	108%

Gross Profit	4,543	1,586	2,957	186%

Operating Expenses:
Compensation	22,709	9,259	13,450	145%
General and administrative expenses	8,478	4,427	4,051	92%
Other operating expenses	4,195	2,942	1,253	43%
	-
Total Operating Expenses	35,382	16,628	18,754	113%

Loss From Operations	(30,839)	(15,042)	(15,797)	105%

Other Income (Expense):
Interest income	(617)	-	(617)	N/A
Foreign transaction gain	1,807	3	1,804	60133%
Change in fair value of derivative and other accrued liabilities	10	-	10	N/A
Other income (expense), net	50	(104)	154	-148%

Total Other Income (Expense)	1,250	(101)	1,351	-1338%

Loss Before Income Taxes	$(29,589)	$(15,143)	$(14,446)	95%

Provision for income taxes	(212)	-	(212)	N/A

Net Loss	$(29,801)	$(15,143)	$(14,658)	95%

Revenues

Total revenue for the three months ended March 31, 2023 increased by $11,868, or 121%, to $21,668 compared to $9,800 during the three months ended March 31, 2022.

Charging service revenue from Company-owned charging stations was $2,885 for the three months ended March 31, 2023 as compared to $1,107 for the three months ended March 31, 2022, an increase of $1,778, or 161%. The increase is due to the increase in utilization of chargers and an increased number of chargers on the Blink Networks. Also contributing to the increase in charging service revenue was $196 from Blink UK which we acquired in April 2022.

Revenue from product sales was $16,389 for the three months ended March 31, 2023 compared to $8,052 during the three months ended March 31, 2022, an increase of $8,337, or 104%. This increase was attributable to increased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2022. Also contributing to the increase in product sales was $2,019 from Blink UK, which we acquired in April 2022, and $3,100 from SemaConnect, which we acquired in June 2022.

Network fee revenues were $1,628 for the three months ended March 31, 2023 compared to $161 for the three months ended March 31, 2022, an increase of $1,467, or 911%. The increase was attributable to increases in host owned units as well as billings and invoicing to Property Partners during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Also contributing to the increase in network fee revenue was $1,119 from SemaConnect, which we acquired in June 2022.

Warranty revenues were $393 for the three months ended March 31, 2023 compared to $67 for the three months ended March 31, 2022, an increase of $326, or 487%. The increase was primarily attributable to an increase in warranty contracts sold for the three months March 31, 2023 compared to the three months March 31, 2022. As of March 31, 2023, we recorded a liability of $193 which represents the estimated cost of existing backlog of known warranty cases.

Grant and rebate revenues were $49 during the three months ended March 31, 2023, compared to $75 during the three months ended March 31, 2022, a decrease of $26, or 35%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The decrease in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the three months March 31, 2023, and 2022.

Ride-sharing services revenues were $252 during the three months ended March 31, 2023 compared to $239 during the three months ended March 31, 2022, an increase of $13, or 5%. These revenues are derived from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020.

Other revenue decreased by $27 to $72 for the three months ended March 31, 2023 as compared to $99 for the three months ended March 31, 2022. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the three months March 31, 2023 compared to the same period in 2022. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended March 31, 2023 were $17,125 as compared to $8,214 for the three months ended March 31, 2022, an increase of $8,911, or 108%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of product sales increased by $5,687, or 94%, from $6,044 for the three months ended March 31, 2022 as compared to $11,731 for the three months ended March 31, 2023. The increase was primarily due to the increase in product sales of commercial chargers, DC fast chargers and home residential chargers during the three months ended March 31, 2023 compared to the same period in 2022, as well as cost of product sales of $1,613 from Blink UK, which we acquired in April 2022, and $1,375 from SemaConnect, which we acquired in June 2022.

Cost of charging services-company-owned charging stations (electricity reimbursements) increased by $364, or 70%, to $887 for the three months ended March 31, 2023 as compared to $523 for the three months ended March 31, 2022. The increase in 2023 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $1,096, or 199%, to $1,647 during the three months ended March 31, 2023 as compared to $551 during the three months ended March 31, 2022. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements.

Network costs increased by $203, or 87%, to $437 during the three months ended March 31, 2023 as compared to $234 during the three months ended March 31, 2022. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system compared to the same period in 2022. Also contributing to the increase in network costs was $166 from SemaConnect, which we acquired in June 2022.

Warranty and repairs and maintenance costs increased by $837, or 754%, to $948 during the three months ended March 31, 2023 from $111 during the three months ended March 31, 2022. The increase in 2023 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases. Also contributing to the increase was $20 from Blink UK. As of March 31, 2023, we recorded a liability of $193 which represents the estimated cost of existing backlog of known warranty cases.

Cost of ride-sharing services was $637 during the three months ended March 31, 2023 compared to $426 during the 2022 period. The increase was due to an increase in operating expenses as a result of an increase in vehicles used in this operation. These costs are from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020.

Depreciation and amortization expense increased by $513, or 158%, to $838 for the three months ended March 31, 2023 as compared to $325 for the three months ended March 31, 2022. The increase in depreciation expense was attributable to an increase in the number of EV charging stations and vehicles associated with the ride-share services.

Operating Expenses

Compensation expense increased by $13,450, or 145%, to $22,709 (consisting of approximately $7,800 of cash compensation and benefits and approximately $14,900 of non-cash compensation) for the three months ended March 31, 2023. Compensation expense was $9,259 (consisting of approximately $7,300 of cash compensation and benefits and approximately $2,000 of non-cash compensation) for the three months ended March 31, 2022. The increase in compensation expense for the three months ended March 31, 2023 compared to the same period in 2022 was primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated domestic and international growth of our company. In addition, compensation expense during the March 31, 2023 compared to the same period in 2022 increased due to additional personnel in conjunction with the acquisitions of SemaConnect and Blink UK which were acquired subsequent to March 31, 2022.

General and administrative expenses increased by $4,051 or 92%, to $8,478 for the three months ended March 31, 2023 as compared to $4,427 for the three months ended March 31, 2022. The increase was primarily attributable to increases in legal, investor relations, consulting , software licensing and other professional service expenditures of $1,652. Further, general and administrative expenses increased due to increases in amortization expense of $1,823 related to the acquisitions of SemaConnect and Blink UK which were acquired subsequent to March 31, 2022

Other operating expenses increased by $1,252, or 43%, to $4,194 for the three months ended March 31, 2023 from $2,942 for the three months ended March 31, 2022. The increase was primarily attributable to increases in software expense, rent, hardware and software development costs and property/use tax expenditures of $836. Further, increases in travel and vehicle expenses of $543, contributed to the increase in other operating expenses for three months ended March 31, 2022 compared to the same period in 2022. Also contributing to the increase in other operating expenses were operating expenditures related to the 2022 acquisitions of SemaConnect and Blink UK which were acquired subsequent to March 31, 2022.

Other Income (Expense)

We recorded other income (expense) of $1,250 during the three months ended March 31, 2023 as compared to $(101) for the three months ended March 31, 2022. The increase was primarily due to an increase in foreign transaction gains of $1,804, offset by interest expense of $617 recorded during the three months ended March 31, 2023.

Net Loss

Our net loss for the three months ended March 31, 2023 increased by $14,658, or 97%, to $29,801 as compared to $15,143 for the three months ended March 31, 2022. The increase was primarily attributable to an increase in compensation expense and general and administrative expenses.

Total Comprehensive Loss

Our total comprehensive loss for the three months ended March 31, 2023 was $30,651 whereas our total comprehensive loss for the three months ended March 31, 2022 was $15,749.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2023	December 31, 2022
	(unaudited)

Cash and Cash Equivalents	$103,202	$36,562

Working Capital	$120,547	$48,962

Debt	$40,630	$40,618

During the three months ended March 31, 2023, we financed our activities from proceeds derived from equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the three months ended March 31, 2023 and 2022, we used cash of $24,177 and $11,383, respectively, in operations. Our cash use for the three months ended March 31, 2023 was primarily attributable to our net loss of $29,801, adjusted for net non-cash expenses in the aggregate amount of $10,214, partially offset by $4,590 of net cash provided by changes in the levels of operating assets and liabilities. Our cash use for the three months ended March 31, 2022 was primarily attributable to our net loss of $15,143, adjusted for net non-cash expenses in the aggregate amount of $3,572, partially offset by $188 of net cash provided by changes in the levels of operating assets and liabilities.

During the three months ended March 31, 2023, net cash used in investing activities was $2,215, of which $1,665 was used to purchase charging stations and other fixed assets and $550 related to the capitalization of certain engineering costs. During the three months ended March 31, 2022, net cash used in investing activities was $1,368 which was used to purchase charging stations and other fixed assets.

During the three months ended March 31, 2023, cash provided by financing activities was $95,360, of which, $94,766 was provided by offering proceeds related to the sale of common stock, $835 was provided by the exercise of options and warrants, offset by $92 used to pay down our liability in connection with a finance lease and $149 used to pay down our liability in connection with internal use software. During the three months ended March 31, 2022, cash used in financing activities was $77, of which, $69 was provided by the exercise of warrants, offset by $146 used to pay down our liability in connection with internal use software.

As of March 31, 2023, we had cash, working capital and an accumulated deficit of $103,202, $120,547 and $363,831, respectively. During the three months ended March 31, 2023, we had a net loss of $29,801.

In February 2023, we completed an underwritten registered public offering of 8,333,333 shares of our common stock at a public offering price of $12.00 per share. We received approximately $100,000 in gross proceeds from the public offering, and approximately $95,000 in net proceeds after deducting the underwriting discount and offering expenses paid by us. In addition, the underwriters had a 30-day option to purchase up to an additional 1,249,999 shares of common stock from us at the public offering price, less the underwriting discounts and commissions. The public offering was made pursuant to our automatic shelf registration statement on Form S-3ASR filed with the SEC on January 6, 2021, and prospectus supplement dated February 8, 2023. Barclays acted as the sole book-running manager for the offering. H.C. Wainwright & Co., Roth Capital Partners and ThinkEquity acted as co-managers for the offering. The underwriters did not exercise the over-allotment option.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. It is expected that our operating expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. Historically, we have been able to raise funds to support our business operations, although there can be no assurance that we will be successful in raising significant additional funds in the future. We expect that our cash on hand will fund our operations for at least 12 months after the issuance date of the financial statements included in this Quarterly Report.

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

On September 2, 2022, we entered into a Sales Agreement (“Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC (the “Agents”) to conduct an “ATM” equity offering program pursuant to which we may issue and sell from time to time shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $250,000 through the Agents, as our sales agents. We currently anticipate using the net proceeds from the sale of our shares of common stock under the ATM program to supplement our operating cash flows to fund EV charging station deployment and our acquisition growth plan. We also plan to use any remaining proceeds we receive for working capital and other corporate purposes. The amounts and timing of our use of the net proceeds will depend on a number of factors, such as the timing and progress of our EV charging station deployment efforts, the timing and progress of any partnering and collaboration efforts and technological advances. As of March 31, 2023, an aggregate of 558,721 shares have been sold pursuant to the ATM program representing gross proceeds of approximately $7,697. During the three-month period ended March 31, 2023, we did not sell any shares of our common stock pursuant to the ATM program.

Contractual Obligations and Commitments

We entered into purchase commitments that include purchase orders and agreements in the normal course of business with contract manufacturers, parts manufacturers, vendors for research and development services and outsourced services. As of March 31, 2023, we had purchase commitment of approximately $62,088, which will become payable upon the suppliers’ delivery of the charging stations, services and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12-24 months.

Further, we have operating and finance lease obligations over the next five years of approximately $6,403. These operating lease obligations are primarily related to corporate office space, warehousing, and parking spaces related to our ride-sharing services.

Critical Accounting Estimates

The preparation of the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which it relies are reasonably based upon information available to us at the time that it makes these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our condensed consolidated financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, in our financial statements included elsewhere in this quarterly report. For a comprehensive list of our critical accounting estimates, refer to Part II, Item 7, Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

Revenue Recognition

We recognize revenue primarily from four different types of contracts:

●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the company satisfies its performance obligation, which generally is at the time it ships the product to the customer or installation of the product
●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Network fees and other – Represents a stand-ready obligation whereby the company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Other – Other revenues primarily comprises of revenues generated from alternative fuel credits.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances, as of March 31, 2023. As our foreign operations expand, our results may be more materially impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2022, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting”.

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

Changes in Internal Control over Financial Reporting

During 2022, there was an isolated occurrence of a miscalculation of a certain non-cash share-based compensation transaction that was not detected on a timely basis. Management has since subscribed to a share-based compensation software that is expected to perform complex calculations completely and accurately. Management is reviewing the calculations performed by the software periodically and expects to remediate this material weakness during 2023.

Management expects to come to a final determination in these matters so as to appropriately integrate the outcomes in management’s assessment of Internal Controls over Financial reporting as of December 31, 2023.

During the quarter, management continued to commit substantial resources to the ongoing evaluation of the internal control over financial reporting of its previously exempted subsidiaries, SemaConnect and Blink Charging UK Limited.

Except the above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a description of our legal proceedings, see Note 6 – Commitments and Contingencies – Litigation and Disputes in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS.

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2022, the information set forth at the beginning of Management’s Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information,” and updates noted below, you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We have a history of substantial net losses and expect losses to continue in the future; if we do not achieve and sustain profitability our financial condition could suffer.

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $30 million for the quarter ended March 31, 2023. As of March 31, 2023, we had net working capital of approximately $121 million and an accumulated deficit of approximately $364 million. We have not yet achieved profitability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Number	Exhibit Description

3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
31.1	Rule 13a-14(a) or 15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) or 15d-14(a) Certification of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer				X
32.2**	Section 1350 Certification of Principal Financial Officer				X
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and 2022; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2023 and 2022; (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2023; (v) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2022; (vi) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022; and (vii) Notes to Unaudited Condensed Consolidated Financial Statements.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).				X

**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2023	BLINK CHARGING CO.

	By:	/s/ Brendan S. Jones
Brendan S. Jones
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

