Form 10-Q
period 2023-06-30
Blink Charging Co.
filed 2023-08-09
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 7, 2023, the registrant had 63,991,314 shares of common stock outstanding.

BLINK CHARGING CO. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO.

Condensed Consolidated Balance Sheets

(in thousands except for share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents	$74,464	$36,562
Accounts receivable, net	43,443	23,581
Inventory, net	45,361	34,740
Prepaid expenses and other current assets	5,759	4,399
Total Current Assets	169,027	99,282
Restricted cash	76	71
Property and equipment, net	31,236	25,862
Operating lease right-of-use asset	8,163	4,174
Intangible assets, net	27,033	26,582
Goodwill	232,220	203,710
Other assets	686	2,861
Total Assets	$468,441	$362,542

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$30,066	$24,585
Accrued expenses and other current liabilities	17,809	13,109
Notes payable	4,795	10
Current portion of operating lease liabilities	2,015	1,738
Current portion of financing lease liabilities	1,180	306
Current portion of deferred revenue	12,678	10,572
Total Current Liabilities	68,543	50,320
Contingent consideration	1,357	1,316
Consideration payable	60,749	40,608
Operating lease liabilities, non-current portion	7,035	3,030
Financing lease liabilities, non-current portion	889	408
Other liabilities	386	645
Deferred revenue, non-current portion	8,924	5,258
Total Liabilities	147,883	101,585

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 63,994,317 and 51,476,445 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	64	51
Additional paid-in capital	728,558	597,982
Accumulated other comprehensive loss	(2,751)	(3,046)
Accumulated deficit	(405,313)	(334,030)
Total Stockholders’ Equity	320,558	260,957
Total Liabilities and Stockholders’ Equity	$468,441	$362,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statements of Operations

(in thousands except for share and per share amounts)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2023	2022	2023	2022

Revenues:
Product sales	$24,587	$8,828	$40,976	$16,880
Charging service revenue - company-owned charging stations	4,367	1,494	7,252	2,601
Network fees	1,667	472	3,295	633
Warranty	921	99	1,314	166
Grant and rebate	188	125	237	200
Car-sharing services	957	279	1,209	518
Other	155	189	227	288
Total Revenues	32,842	11,486	54,510	21,286

Cost of Revenues:
Cost of product sales	13,159	6,369	24,890	12,471
Cost of charging services - company-owned charging stations	743	351	1,630	534
Host provider fees	2,239	821	3,886	1,372
Network costs	495	182	932	416
Warranty and repairs and maintenance	1,415	523	2,363	634
Car-sharing services	1,594	659	2,231	1,085
Depreciation and amortization	906	624	1,744	1,231
Total Cost of Revenues	20,551	9,529	37,676	17,743
Gross Profit	12,291	1,957	16,834	3,543
Operating Expenses:
Compensation	37,990	10,779	60,699	20,038
General and administrative expenses	9,449	9,002	17,927	13,429
Other operating expenses	4,916	4,138	9,111	7,080
Total Operating Expenses	52,355	23,919	87,737	40,547
Loss From Operations	(40,064)	(21,962)	(70,903)	(37,004)
Other Income (Expense):
Interest expense	(786)	(139)	(1,403)	(139)
(Loss) gain on foreign exchange	(1,026)	(244)	781	(241)
Change in fair value of derivative and other accrued liabilities	-	(73)	10	(73)
Other income (expense), net	600	(203)	650	(307)
Total Other Income (Expense)	(1,212)	(659)	38	(760)
Loss Before Income Taxes	$(41,276)	$(22,621)	$(70,865)	$(37,764)
Provision for income taxes	(206)	-	(418)	-
Net Loss	$(41,482)	$(22,621)	$(71,283)	$(37,764)

Net Loss Per Share:
Basic	$(0.67)	$(0.52)	$(1.20)	$(0.88)
Diluted	$(0.67)	$(0.52)	$(1.20)	$(0.88)
Weighted Average Number of
Common Shares Outstanding:
Basic	61,882,330	43,509,693	59,176,129	42,973,758
Diluted	61,882,330	43,509,693	59,176,129	42,973,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Net Loss	$(41,482)	$(22,621)	$(71,283)	$(37,764)
Other Comprehensive Income (Loss):
Cumulative translation adjustments	1,145	(2,272)	295	(2,878)
Total Comprehensive Loss	$(40,337)	$(24,893)	$(70,988)	$(40,642)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023

(in thousands except for share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2023	51,476,445	$51	$597,982	$(3,046)	$(334,030)	$260,957

Common stock issued in public offering, net of issuance costs [1]	8,333,333	8	94,758	-	-	94,766

Common stock issued upon exercises of warrants	557,733	1	834	-	-	835

Stock-based compensation	5,866	-	7,757	-	-	7,757

Other comprehensive loss	-	-	-	(850)	-	(850)

Net loss	-	-	-	-	(29,801)	(29,801)

Balance - March 31, 2023	60,373,377	$60	$701,331	$(3,896)	$(363,831)	$333,664

Stock-based compensation	376,778	-	8,708	-	-	8,708

Common stock issued in public offering, net of issuance costs [2]	2,842,687	4	18,484	-	-	18,488

Reclassification of common stock liability to equity	8,235	-	35	-	-	35

Common stock issued upon cashless exercise of options and warrants	393,240	-	-	-	-	-

Other comprehensive income	-	-	-	1,145	-	1,145

Net loss	-	-	-	-	(41,482)	(41,482)

Balance - June 30, 2023	63,994,317	$64	$728,558	$(2,751)	$(405,313)	$320,558

[1]	Includes gross proceeds of $100,000, less issuance costs of $5,234.
[2]	Includes gross proceeds of $18,868, less issuance costs of $380.

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

BLINK CHARGING CO.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For The Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(71,283)	$(37,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,825	3,393
Non-cash lease expense	833	215
Change in fair value of contingent consideration	41	73
Loss on disposal of fixed assets	33	-
Change in fair value of derivative and other accrued liabilities	10	-
Provision for bad debt	1,318	798
Provision for slow moving and obsolete inventory	65	161
Stock-based compensation:
Common stock	10,500	962
Options	3,857	2,027
Warrants	5,082	-
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(20,630)	(2,728)
Inventory	(11,855)	(8,105)
Prepaid expenses and other current assets	(1,073)	4,270
Other assets	898	(1,339)
Accounts payable and accrued expenses	7,379	4,491
Other liabilities	(258)	50
Lease liabilities	(2,232)	(146)
Deferred revenue	5,450	2,656

Total Adjustments	6,243	6,778

Net Cash Used In Operating Activities	(65,040)	(30,986)

Cash Flows From Investing Activities:
Purchase consideration of Envoy, net of cash acquired	(4,660)	-
Purchase consideration of SemaConnect, net of cash acquired	-	(38,338)
Purchase consideration of Electric Blue, net of cash acquired	-	(11,360)
Capitalization of engineering costs	(526)	(288)
Purchases of property and equipment	(5,647)	(2,247)

Net Cash Used In Investing Activities	(10,833)	(52,233)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering, net [1]	113,254	-
Proceeds from exercise of options and warrants	835	92
Repayment of financing liability in connection with finance lease	(1,443)	(71)
Payment of financing liability in connection with internal use software	(220)	(235)

Net Cash Provided By (Used In) Financing Activities	112,426	(214)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,354	(2,350)

Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Cash	37,907	(85,783)

Cash and Cash Equivalents and Restricted Cash - Beginning of Period	36,633	175,049

Cash and Cash Equivalents and Restricted Cash - End of Period	$74,540	$89,266

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$74,464	$85,136
Restricted cash	76	4,130
	$74,540	$89,266

[1]	Includes gross proceeds of $118,868, less issuance costs of $5,614.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statements of Cash Flows — Continued

(in thousands)

(unaudited)

	For The Six Months Ended June 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$20
Non-cash investing and financing activities:
Common stock issued as purchase consideration of SemaConnect	$-	$113,837
Common stock issued as purchase consideration of Electric Blue	$-	$2,852
Right-of-use assets obtained in exchange for lease obligations	$4,765	$258
Property and equipment obtained in exchange for finance lease obligations	$2,798	$931
Intangible assets obtained in exchange for financing liability	$122	$660
Transfer of inventory to property and equipment	$(1,241)	$(2,024)
Note receivable applied to purchase consideration of Envoy	$(1,321)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS, AND BASIS OF PRESENTATION

Organization and Operations

Blink Charging Co., through its wholly-owned subsidiaries (collectively, the “Company” or “Blink”), is a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services. Blink offers residential and commercial EV charging equipment, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its Blink EV charging networks (the “Blink Networks”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and other EV-related services. The Blink Networks provide property owners, managers, parking companies, and state and municipal entities (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Networks also provide EV drivers with vital station information, including station location, availability and fees. Blink also operates a car-sharing program through Blink’s wholly owned subsidiary, Blink Mobility, LLC which allows customers the ability to rent electric vehicles through a subscription service.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2023 and for the six months then ended. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2022 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023 as part of the Company’s Annual Report on Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2022, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Euro, Indian Rupee, and Pound Sterling. Assets and liabilities are translated based on the exchange rates at the balance sheet date (1.0846 for the Euro, 0.1219 for the Indian Rupee, and 1.2634 for the Pound Sterling as of June 30, 2023), while expense accounts are translated at the weighted average exchange rate for the period (1.0763 for the Euro, 0.0122 for the Indian Rupee, and 1.2538 for the Pound Sterling for the six months ended June 30, 2023). During the six months ended June 30, 2022, expense accounts are translated at the weighted average exchange rate for the period (1.0554 for the Euro, 0.0127 for the Indian Rupee, and 1.2281 for the Pound Sterling). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income. Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. Transaction gains and losses are charged to the statement of operations as incurred. Transaction (losses) gains attributable to foreign exchange were $(1,026) and $781 during the three and six months ended June 30, 2023, respectively. Transaction losses attributable to foreign exchange were $244 and $241 during the three and six months ended June 30, 2022, respectively.

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

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION - CONTINUED

The following table summarizes revenue recognized in the condensed consolidated statements of operations:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues - Recognized at a Point in Time
Product sales	$24,587	$8,828	$40,976	$16,880
Charging service revenue - company-owned charging stations	4,367	1,494	7,252	2,601
Other	155	189	227	288
Total Revenues - Recognized at a Point in Time	29,109	10,511	48,455	19,769

Revenues - Recognized Over a Period of Time:
Network and other fees	2,588	571	4,609	799
Total Revenues - Recognized Over a Period of Time	2,588	571	4,609	799

Revenues- Other
Car-sharing services	957	279	1,209	518
Grant and rebate	188	125	237	200
Total Revenues - Other	1,145	404	1,446	718

Total Revenue	$32,842	$11,486	$54,510	$21,286

The following table summarizes our revenue recognized in the condensed consolidated statements of operations by geographical area:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues by Geographical Area
U.S.A	$24,435	$7,323	$37,610	$13,179
International	8,407	4,163	16,900	8,107
Total Revenue	$32,842	$11,486	$54,510	$21,286

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

As of June 30, 2023, the Company had $21,602 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of June 30, 2023. The Company expects to satisfy $12,678 of its remaining performance obligations for network fees, charging services, warranty revenue, product sales, and other and recognize the revenue within the next twelve months.

During the three and six months ended June 30, 2023, the Company recognized $572 and $1,007 of revenues, respectively, related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2022. During the six months ended June 30, 2023, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants, rebates and alternative fuel credits, which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the three months ended June 30, 2023 and 2022, the Company recorded $188 and $125, respectively, related to grant and rebate revenue. During the six months ended June 30, 2023 and 2022, the Company recorded $237 and $200, respectively, related to grant and rebate revenue. During the three months ended June 30, 2023 and 2022, the Company recognized $52 and $51 respectively, of revenue related to alternative fuel credits. During the six months ended June 30, 2023 and 2022, the Company recognized $103 and $117, respectively, of revenue related to alternative fuel credits.

Furthermore, car-sharing services, which are not within scope of ASC 606, pertain to revenues and expenses related to a car-sharing services agreement with the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service. The Company recognizes revenue over the contractual period of performance of the subscription which are short term in nature. During the three months ended June 30, 2023 and 2022, the Company recognized $957 and $279, respectively, related to car-sharing services revenue. During the six months ended June 30, 2023 and 2022, the Company recognized $1,209 and $518, respectively, related to car-sharing services revenue.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

CONCENTRATIONS

During the three months ended June 30, 2023 and 2022, sales to a significant customer represented 0% and 10% of total revenue, respectively. During the three months ended June 30, 2023, the Company made purchases from a significant supplier that represented 14% of total purchases. During the six months ended June 30, 2023 and 2022, the Company made purchases from a significant supplier that represented 13% of total purchases, respectively. As of June 30, 2023, accounts receivable from a significant customer represented 19% of total accounts receivable. As of June 30, 2023, accounts payable to a significant vendor represented 16% of total accounts payable.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three and Six Months Ended
	June 30,
	2023	2022
Warrants	1,150,152	3,255,114
Options	946,685	1,015,787
Total potentially dilutive shares	2,096,837	4,270,901

RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a significant impact on the Company’s condensed consolidated financial statements.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

3. BUSINESS COMBINATION

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

Under the terms of the Acquisition Agreement, the acquisition consideration was up to $35,500, paid as follows: (i) $6,000 in cash paid upon the closing of the Acquisition Agreement (the “Closing”); (ii) a promissory note of Mobility in the principal amount of $5,000 which bears interest at a rate of 6% per annum and becomes due 12 months from Closing; (iii) a promissory note of Mobility in the principal amount of $2,000 which bears interest at a rate of 6% per annum and becomes due 18 months from Closing; and (iv)(a) in the event of an initial public offering or direct listing of Mobility or Mobility’s successor within 24 months after the Closing (and shares of common stock of the Company are not issued in lieu thereof), $18,500, $21,000 or $22,500 worth of shares of common stock of Mobility or Mobility’s successor, depending on the timing of such offering or listing, (b) in the event there is no initial public offering or direct listing of Mobility or Mobility’s successor within 24 months after the Closing, $21,000 worth of shares of common stock of the Company, or (c) at the Company’s option, a combination of cash and common stock of the Company with an aggregate value of $21,000.

The aggregate purchase price was $30,900, which included a working capital deficit of $1,767 and closing date cash of $19. The fair value of the consideration paid in the acquisition consisted of: (a) $6,000 in cash ($4,679 was paid at Closing and $1,321 was paid prior to Closing in the form of a note receivable); (b) $6,782 in aggregate promissory notes; and (c) $18,118 in common stock of Mobility subject to the conditions described above. The payment of shares of common stock of Mobility or Mobility’s successor, if any, will be based on the public offering price per share of such stock in the initial public offering. The payment of shares of common stock of the Company, if any, will be based on the average of the daily-weighted average prices for such stock on each of the 60 days ending on the day prior to issuance thereof. The common stock consideration payable in the amount of $18,118 is included within consideration payable on the condensed consolidated balance sheet as of June 30, 2023.

The Company engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities assumed for Envoy. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC Topic 805. The Envoy acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the acquisition date, including intangible assets, accounts receivable and certain fixed assets.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

3. BUSINESS COMBINATIONS – CONTINUED

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date of Envoy:

Purchase Price Allocation
Purchase Consideration:
Cash	$6,000
Deferred cash consideration	6,782
Common stock	18,118

Total Purchase Consideration	$30,900

Less:
Trade name	$291
Customer relationships	4,170
Internally developed technology	334
Property and equipment	1,802
Other assets	52
Notes payable- non current portion	(24)
Lease liability- non current portion	(1,730)
Net working capital deficit	(1,792)

Fair Value of Identified Net Assets	$3,103

Remaining Unidentified Goodwill Value	$27,797

In connection with the acquisition of Envoy, the Company acquired intangible assets in the form of a trade name, customer relationships and internally developed technology.

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

When determining fair value of customer relationships, a form of income approach, known as the multi period excess earnings method was used. The fair value was determined by calculating the present value of estimated future operating cash flows generated from the existing customers less costs to realize the revenue. The Company applied a discount rate of 30%, which reflected the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts include an assumed income tax rate of 26%. The customer relationships were assigned a 15 year useful life.

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

As of June 30, 2023, the estimated fair value of the common stock consideration payable was $18,118. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the common stock consideration payable on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the common stock consideration liability.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

3. BUSINESS COMBINATIONS – CONTINUED

The components of net working capital deficit are as follows:

Current assets:
Cash	$19
Accounts receivable	391
Prepaid expenses and other current assets	254

Total current assets	$664

Less current liabilities:
Accounts payable	$853
Current portion of lease liability	591
Current portion of notes payable	7
Deferred revenue	229
Accrued expenses and other current liabilities	776

Total current liabilities	$2,456

Net working capital deficit	$(1,792)

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from this acquisition. Goodwill of $27,797 from the acquisition of Envoy is not expected to be deductible for income tax purposes.

The condensed consolidated financial statements of the Company include the results of operations of Envoy from April 18, 2023 to June 30, 2023 and do not include results of operations for periods prior to April 18, 2023. The results of operations of Envoy from April 18, 2023 to June 30, 2023 included revenues of $654 and a net loss of $851.

The following table presents the unaudited pro forma condensed consolidated results of operations for the three and six months ended June 30, 2023 and 2022 as if the acquisition of Envoy occurred at the beginning of fiscal year 2022. The pro forma information provided below is compiled from the preacquisition financial information of Envoy and includes pro forma adjustments to give effect to (i) interest expense related to notes issued as consideration and (ii) amortization expense associated with the acquired intangible assets. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2022 or (ii) future results of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$33,009	$12,275	$55,380	$22,760
Net loss	$(42,765)	$(23,780)	$(73,314)	$(39,758)

As of the date of the acquisition, the Company expected to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition-related costs of $289 expensed as incurred and are recorded within general and administrative expenses on the condensed consolidated statements of operations.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

4. STOCKHOLDERS’ EQUITY

PUBLIC OFFERINGS

In February 2023, the Company completed an underwritten registered public offering of 8,333,333 shares of its common stock at a public offering price of $12.00 per share. The Company received approximately $100,000 in gross proceeds from the public offering and $94,766 in net proceeds after deducting the underwriting discount and offering expenses paid by the Company. The public offering was made pursuant to our automatic shelf registration statement on Form S-3 filed with the SEC on January 6, 2021, and prospectus supplement dated February 8, 2023. Barclays acted as the sole book-running manager for the offering. H.C. Wainwright & Co., Roth Capital Partners and ThinkEquity acted as co-managers for the offering. The underwriters did not exercise the over-allotment granted to them in connection with the offering.

On September 2, 2022, the Company entered into a Sales Agreement (“Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC (the “Agents”) to conduct an “ATM” equity offering program pursuant to which the Company may issue and sell from time to time shares of our common stock, having an aggregate offering price of up to $250,000 through the Agents, as the Company’s sales agents. The Company currently anticipate using the net proceeds from the sale of its shares of common stock under the ATM program to supplement our operating cash flows to fund EV charging station deployment and growth plans. The Company also plans to use any remaining proceeds it receives for working capital and other corporate purposes. The amounts and timing of our use of the net proceeds will depend on a number of factors, such as the timing and progress of our EV charging station deployment efforts, the timing and progress of any partnering and collaboration efforts and technological advances. During the six months ended June 30, 2023, the Company sold 2,757,168 shares of its common stock for gross proceeds of approximately $18,868 pursuant to the ATM program. As of June 30, 2023, 3,315,889 shares have been sold pursuant to the ATM program representing gross proceeds of approximately $26,565.

COMMON STOCK

During the six months ended June 30, 2023, the Company issued an aggregate of 557,733 shares of common stock pursuant to exercises of warrants to purchase an aggregate of 557,733 shares of common stock for aggregate net proceeds of $835.

During the six months ended June 30, 2023, the Company issued an aggregate of 5,866 shares of common stock for services to a board member with an issuance date fair value of $132.

During the six months ended June 30, 2023, the Company issued an aggregate of 8,235 shares of common stock with an issuance date fair value of $35 in satisfaction of a common stock liability.

During the six months ended June 30, 2023, the Company issued an aggregate of 393,240 shares of the Company’s common stock pursuant to the cashless exercise of 796,940 options and warrants. The options had a weighted average exercise price of $3.35 per share and the warrants had a weighted average exercise price of $4.25 per share.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three and six months ended June 30, 2023 of $7,775 and $19,439, respectively, which is included within compensation expense on the condensed consolidated statements of operations. The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three and six months ended June 30, 2022 of $1,027 and $2,989, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of June 30, 2023, there was $5,910 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.74 years.

5. RELATED PARTY TRANSACTIONS

See Note 7 – Commitments and Contingencies – Purchase Commitments for disclosure of a commitment made to a related party.

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. Pursuant to the agreement, the Company is not required to fund operating losses. The Company owns 40% of the Entity while the other three entities own 60% of the Entity. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which started operations in the Greek EV market. The Company did not record sales to Hellas during the three and six months June 30, 2023. During the three and six months ended June 30, 2022, the Company recognized sales of $0 and $68, respectively, As of June 30, 2023 and December 31, 2022 the Company had a payable of approximately $85 and $84, respectively, to Hellas.

The Company determined that the Entity is a variable interest entity, however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through June 30, 2023, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the six months ended June 30, 2023 and 2022.

BLINK CHARGING UK LIMITED

As of June 30, 2023, several close family members of a senior management employee are providing services to Electric Blue Limited. For the three and six months ended June 30, 2023, these related parties have collectively provided services worth $39 and $125, respectively, to Electric Blue Limited. Furthermore, as of June 30, 2023, there were purchase commitments of $23 to the same related parties.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

6. LEASES

OPERATING LEASES

Total operating lease expenses for the three and six months ended June 30, 2023 were $655 and $1,149, respectively, and for the three and six months ended June 30, 2022 were $175 and $343, respectively, which were recorded in other operating expenses on the condensed consolidated statements of operations. Operating lease expenses consist of rent expense, common area maintenance adjustments and other expenses.

As of June 30, 2023, the Company had $2,068 of right-of-use assets that were classified as financing leases for vehicles associated with the operations of Blink Mobility are included as a component of property and equipment on the condensed consolidated balance sheet as of June 30, 2023.

As of June 30, 2023, the Company did not have additional operating and financing leases that have not yet commenced.

During the three and six months ended June 30, 2023, the Company recorded $106 and $116, respectively, of interest expense related to finance leases, which were recorded within interest expense on the condensed consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recorded amortization expense of $353 and $522 related to finance leases. There were no expenses incurred related to finance leases during the six months ended June 30, 2022.

Supplemental cash flows information related to leases was as follows:

	For The Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$2,232	$146
Financing cash flows from finance leases	$1,443	$71

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,765	$258
Finance leases	$2,798	$931

Weighted Average Remaining Lease Term
Operating leases	3.21	3.53
Finance leases	1.99	2.75

Weighted Average Discount Rate
Operating leases	7.1%	3.8%
Finance leases	6.7%	6.2%

Future minimum payments under non-cancellable leases as of June 30, 2023 were as follows:

For the Years Ending December 31,	Operating Lease	Finance Lease
2023	$2,779	$1,283
2024	2,332	718
2025	1,854	164
2026	1,245	30
2027	902	11
Thereafter	1,593	-
Total future minimum lease payments	10,705	2,206
Less: imputed interest	(1,655)	(137)
Total	$9,050	$2,069

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

7. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

As of June 30, 2023, the Company had purchase commitments of approximately $33,000, of which, approximately $23 is with a related party, which will become payable upon the suppliers’ delivery of the charging stations and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12-24 months.

LITIGATION AND DISPUTES

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit and on December 21, 2020 the court appointed Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs. The Co-Lead Plaintiffs filed an Amended Complaint on February 19, 2021. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020. On April 20, 2021, Blink and the other defendants filed a motion to dismiss the Amended Complaint, which has now been fully briefed and is ready for review. On April 7, 2022, the court held oral argument on the motion to dismiss but did not issue a decision. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of June 30, 2023 as it determined that any such loss contingency was either not probable or estimable.

On September 15, 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserts that the Director defendants caused Blink to make the statements that are at issue in the securities class action and, as a result, the Company will incur costs defending against the consolidated Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserts claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he seeks damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. The parties agreed to temporarily stay the Klein Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. On June 17, 2022, the court substituted the executrix of Klein’s estate as the plaintiff. The Company has not recorded an accrual related to this matter as of June 30, 2023 as it determined that any such loss contingency was either not probable or estimable.

On December 23, 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants sued in the Klein Lawsuit and asserting similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). On February 17, 2021, the parties agreed to consolidate the Klein and Bhatia actions, which the court consolidated under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The parties also agreed to keep in place the temporary stay. The court subsequently vacated the consolidation order and explained the parties should first file a motion to transfer, which the parties have done. On June 22, 2022, the court re-consolidated the Klein and Bhatia actions and reinstated the temporary stay. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of June 30, 2023 as it determined that any such loss contingency was either not probable or estimable.

On February 7, 2022, another shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in the Eighth Judicial District Court in Clark County, Nevada, seeking to pursue claims belonging to the Company against six of Blink’s directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The complaint filed in the McCauley Lawsuit asserts similar allegations to the Klein Lawsuit relating to the statements at issue in the securities class action and asserts claims for breach of fiduciary duty and unjust enrichment. The McCauley Lawsuit seeks both injunctive and monetary relief from the individual defendants, as well as an award of attorneys’ fees and costs. On March 29, 2022, the Nevada court approved the parties’ stipulation to temporarily stay the McCauley Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. The Company has not recorded an accrual related to this matter as of June 30, 2023 as it determined that any such loss contingency was either not probable or estimable.

WARRANTY

The Company estimates an approximate cost of $390 to repair deployed chargers, which the Company owns as of June 30, 2023.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

7. COMMITMENTS AND CONTINGENCIES – CONTINUED

SEPARATION AGREEMENT

On June 21, 2023, the Company and its former Chief Executive Officer Michael D. Farkas entered into a separation and general release agreement, dated as of June 20, 2023 (the “Separation Agreement”) pursuant to Mr. Farkas’ May 1, 2023 termination of employment and the terms of Mr. Farkas’ employment agreement, effective as of January 1, 2021 (the “Employment Agreement”). The Separation Agreement became effective on June 28, 2023, following a statutory revocation period. Under the terms of the Separation Agreement, the Company agreed to provide Mr. Farkas with (i) $6,028 in cash compensation, (ii) 383,738 shares of the Company’s common stock (approximately $2,600 was included in accrued expenses and other current liabilities as of June 30, 2023 related to the common stock since the shares had not been issued by the Company as of such date; as of the date of filing, the shares have not been issued), and (iii) reimbursement for medical benefits under COBRA for 24 months or until Mr. Farkas becomes eligible for coverage under another employer’s group plan. In addition, Mr. Farkas’ outstanding issued and unvested equity awards vested (as a result, the Company recognized approximately $2,900 of stock-based compensation expense during the three months ended June 30, 2023 related to the accelerated awards). In return, Mr. Farkas agreed that he has received all compensation to which he is entitled with respect to his employment or termination thereof (except for any obligations under the parties’ Commission Agreement, dated as of November 17, 2009) and Mr. Farkas released the Company from all claims that he might have related to his employment. Further, Mr. Farkas acknowledged that the terms of his non-competition and non-solicitation covenants under his Employment Agreement remain in effect, except that Mr. Farkas will be permitted to continue to work with certain individuals with whom he has a current relationship outside of the Company.

8. SUBSEQUENT EVENTS

AMENDMENT TO MERGER AGREEMENT - SEMACONNECT

On August 4, 2023, the Company, SemaConnect LLC, its wholly-owned subsidiary, and Shareholder Representative Services LLC, on behalf of the former stockholders of SemaConnect, Inc. (the “Stockholders’ Representative”), entered into an amendment (the “Amendment”) to the original Agreement and Plan of Merger, dated as of June 13, 2022 (the “Merger Agreement”), pursuant to which the Company acquired SemaConnect.

Under the terms of the Amendment, the parties modified the manner by which the “Deferred Merger Consideration” (which remains $40,600, plus accrued interest) will be paid by the Company. As amended, the Company agreed to pay: (a) within 15 days following our consummation of a financing transaction or series of related transactions in excess of $150,000 since the June 2022 closing of the Merger Agreement, $12,500 of the outstanding Deferred Merger Consideration in cash to the former stockholders of SemaConnect (the “Stockholders”), and (b) within 15 days following our consummation of any financing transaction or series of related transactions in excess of $250,000 since the closing of the Merger Agreement, fifty cents of every dollar of proceeds received by the Company in excess of $250,000 to repay the Deferred Merger Consideration until all Deferred Merger Consideration is paid in full to the Stockholders. The Company agreed that its payment obligations will be guaranteed by all of the Company’s United States subsidiaries and secured by a security interest on all assets of the Company and its United States subsidiaries. The Company also agreed that such obligations will be due and payable by April 1, 2025, shortening the original due date from June 13, 2025.

Each Stockholder will have the right to convert its outstanding Deferred Merger Consideration (after the initial payment of $12,500, plus accrued interest) into shares of the Company’s common stock at a conversion price equal to 126% of the seven-day average prior to the date of the Amendment; provided that under no circumstance will the Company be obligated to issue such number of shares equal to or in excess of 20% of the Company’s common stock to the Stockholders, taking into account all common stock previously issued to such holders in the transaction. Under the Amendment, interest on the Deferred Merger Consideration was increased from 7% to 9.5% per annum following the date of the Amendment until full repayment of Deferred Merger Consideration. One half of the accrued interest may be paid in cash and the other half may be paid in kind.

In consideration of the agreement by the Stockholders to enter into the Amendment, the Company agreed to issue shares of its common stock with a value of $1,000 (based on the average closing price on and over the three days before and after the date of the Amendment) to the Stockholders’ Representative. The Company also agreed to reimburse up to $50 of the Stockholders’ Representative’s out-of-pocket expenses.

On June 30, 2023, the parties to the Amendment entered into an interim amendment to the Merger Agreement for administrative purposes, modifying the transaction amount threshold related to Deferred Cash Consideration in the Merger Agreement from $125,000 to $127,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” or the “Company”) as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

U.S. dollars are reported in thousands except for share and per share amounts

Overview

We are a leading manufacturer, owner, operator and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its nationwide Blink EV charging networks (the “Blink Networks”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and other EV-related services. The Blink Networks are a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Networks provide property owners, managers, parking companies, state and municipal entities among other types of commercial customers, (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Networks also provide EV drivers with vital station information, including station location, availability and fees.

In order to capture more revenues derived from providing EV charging equipment to commercial customers and to help differentiate Blink in the EV infrastructure market, Blink offers Property Partners a comprehensive range of solutions for EV charging equipment and services that generally fall into one of the business models below, differentiated by who bears the costs of installation, equipment, and maintenance, and the percentage of revenue shared.

●	In our Blink-owned turnkey business model, we incur the costs of the charging equipment and installation. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Networks. In this model, which favors recurring revenues, we incur most costs associated with the EV charging stations; thus, we retain substantially all EV charging revenues after deducting network connectivity and processing fees. Typically, our agreement with the Property Partner lasts seven years with extensions that can bring the term to a total of up to 21 years.

●	In our Blink-owned hybrid business model, we incur the costs of the charging equipment while the Property Partner incurs the costs of installation. We own and operate the EV charging station and provide connectivity to the Blink Networks. In this model, the Property Partner incurs the installation costs associated with the EV station; thus, we share a more generous portion of the EV charging revenues with the Property Partner generated from the EV charging station after deducting network connectivity and processing fees. Typically, our agreement with the Property Partner lasts five years with extensions that can bring the term up to fifteen years.

●	In our host-owned business model, the Property Partner purchases, owns and operates the Blink EV charging station and incurs the installation costs. We work with the Property Partner by providing site recommendations, connectivity to the Blink Networks, payment processing, and optional maintenance services. In this model, the Property Partner retains and keeps all the EV charging revenues after deducting network connectivity and processing fees.

●	In our Blink-as-a-Service model, we own and operate the EV charging station, while the Property Partner incurs the installation costs. The Property Partner pays us a fixed monthly fee for the service and keeps all the EV charging revenues after deducting network connectivity and processing fees. Typically, our agreement with the Property owner lasts five years.

We also operate an EV based car-sharing business through our wholly owned subsidiary, Blink Mobility, LLC (“Blink Mobility”), which allows customers the ability to rent electric vehicles through a subscription service and charge those cars through our charging stations. In April 2023, Blink Mobility acquired Envoy Technologies, Inc. (“Envoy Technologies”), a software and mobility services company offering shared EVs as an amenity for national real estate developers and owners. In connection with the acquisition of Envoy Technologies, our board of directors authorized our management to begin planning the spin-off and initial public offering of Blink Mobility. There is no guarantee the spin-off or initial public offering will occur.

As part of our mission to facilitate the adoption of EVs through the deployment and operation of EV charging infrastructure globally, we are dedicated to slowing climate change by reducing greenhouse gas emissions caused by road vehicles. With the goal of being a leader in the build out of EV charging infrastructure and increasing our share of the EV charging market, we have established strategic commercial, municipal and retail partnerships across industry verticals and encompassing numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal sites, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations.

As of June 30, 2023, we sold or deployed 78,769 chargers, of which 59,797 were in Blink’s Networks (52,287 Level 2 publicly accessible commercial chargers, 5,428 Level 2 private commercial chargers, 1,551 DC Fast Charging EV publicly accessible chargers, 30 DC Fast Charging EV private chargers, and 500 residential Level 2 Blink EV chargers, inclusive of 7,628 chargers pending to be commissioned). Included in the Blink Networks are 4,865 chargers owned by us. The remaining were non-networked, on other networks or international sales or deployments (2,214  Level 2 commercial chargers, 115 DC Fast Charging chargers, 12,224 residential Level 2 Blink EV chargers, 2,971 sold to other U.S. networks, 1,369 sold internationally and 80 deployed internationally). The charger units noted above are net of swap-out or replacement units.

As reflected in our condensed consolidated financial statements as of June 30, 2023, we had a cash balance of $74,464, working capital of $100,484 and an accumulated deficit of $405,313. During the three and six months ended June 30, 2023, we incurred net losses of $41,482 and $71,283, respectively. We have not yet achieved profitability.

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

Under the terms of the Acquisition Agreement, the acquisition consideration was up to $35,500, paid as follows: (i) $6,000 in cash paid upon the closing of the Acquisition Agreement (the “Closing”); (ii) a promissory note of Mobility in the principal amount of $5,000 which bears interest at a rate of 6% per annum and becomes due 12 months from Closing; (iii) a promissory note of Mobility in the principal amount of $2,000 which bears interest at a rate of 6% per annum and becomes due 18 months from Closing; and (iv)(a) in the event of an initial public offering or direct listing of Mobility or Mobility’s successor within 24 months after the Closing (and shares of common stock of the Company are not issued in lieu thereof), $18,500, $21,000 or $22,500 worth of shares of common stock of Mobility or Mobility’s successor, depending on the timing of such offering or listing, (b) in the event there is no initial public offering or direct listing of Mobility or Mobility’s successor within 24 months after the Closing, $21,000 worth of shares of common stock of the Company, or (c) at the Company’s option, a combination of cash and common stock of the Company with an aggregate value of $21,000.

The aggregate purchase price was $30,900, which included a working capital deficit of $1,791 and closing date cash of $19. The fair value of the consideration paid in the acquisition consisted of: (a) $6,000 in cash ($4,679 was paid at Closing and $1,321 was paid prior to Closing in the form of a note receivable); (b) $6,782 in aggregate promissory notes; and (c) $18,118 in common stock of Mobility subject to the conditions described above.

The payment of shares of common stock of Mobility or Mobility’s successor, if any, will be based on the public offering price per share of such stock in the initial public offering. The payment of shares of common stock of the Company, if any, will be based on the average of the daily-weighted average prices for such stock on each of the 60 days ending on the day prior to issuance thereof.

February 2023 Underwritten Public Offering

In February 2023, the Company completed an underwritten registered public offering of 8,333,333 shares of its common stock at a public offering price of $12.00 per share. The Company received approximately $100,000 in gross proceeds from the public offering and $94,766 in net proceeds after deducting the underwriting discount and offering expenses paid by the Company. The public offering was made pursuant to our automatic shelf registration statement on Form S-3 filed with the SEC on January 6, 2021, and prospectus supplement dated February 8, 2023. Barclays acted as the sole book-running manager for the offering. H.C. Wainwright & Co., Roth Capital Partners and ThinkEquity acted as co-managers for the offering. The underwriters did not exercise the over-allotment granted to them in connection with the offering.

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

Current Economic Conditions and Macroeconomic Environment

During the last several years, the global economy has experienced disruption and sustained volatility due to a number of factors. For example, the global outbreak of COVID-19 resulted in volatility in the global and domestic economies, changes in consumer and business behavior, market downturns and restrictions on business and individual activities, resulting in overall reduced economic activity. Additionally, other recent macroeconomic events including rising inflation, slowing economic growth, changes in U.S. and foreign government monetary policies, supply chain disruptions, fluctuations in currency exchange rates and the Russian invasion of Ukraine have led to further economic uncertainty. As a result, we are unable to predict the ultimate impact of equipment orders, chip shortage, the impact of other economic conditions and continuous presence of Covid-19 may have on our business, future results of operations, financial position, or cash flows. We intend to continue to monitor the impact of the Covid-19 pandemic and other global economic and macroeconomic factors on our business closely. For a further discussion of the risks, uncertainties and actions, see “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Regulations - Our business is subject to a variety of federal, state and international laws and regulations, including those with respect to government incentives promoting fuel efficiency and alternate forms of energy, electric vehicles and others. These laws and regulations, and the interpretation or application of these laws and regulations, could change. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in diminished revenues from government sources and diminished demand for our products. In addition, new laws or regulations affecting our business could be enacted. These laws and regulations are frequently costly to comply with and may divert a significant portion of management’s attention. Changes to these applicable laws or regulations could affect business and/or harm our customers, thereby adversely affect our business, financial condition and results of operations.

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

Consolidated Results of Operations

	For The Three Months Ended June 30,		For the Six Months Ended June 30,		3 Months		6 Months
	2023	2022	2023	2022	Difference $	Difference %	Difference $	Difference %
Revenues:
Product sales	$24,587	$8,828	$40,976	$16,880	$15,759	179%	$24,096	143%
Charging service revenue - company-owned charging stations	4,367	1,494	7,252	2,601	2,873	192%	4,651	179%
Network fees	1,667	472	3,295	633	1,195	253%	2,662	421%
Warranty	921	99	1,314	166	822	830%	1,148	692%
Grant and rebate	188	125	237	200	63	50%	37	19%
Car-sharing services	957	279	1,209	518	678	243%	691	133%
Other	155	189	227	288	(34)	-18%	(61)	-21%

Total Revenues	32,842	11,486	54,510	21,286	21,356	186%	33,224	156%

Cost of Revenues:
Cost of product sales	13,159	6,369	24,890	12,471	6,790	107%	12,419	100%
Cost of charging services - company-owned charging stations	743	351	1,630	534	392	112%	1,096	205%
Host provider fees	2,239	821	3,886	1,372	1,418	173%	2,514	183%
Network costs	495	182	932	416	313	172%	516	124%
Warranty and repairs and maintenance	1,415	523	2,363	634	892	171%	1,729	273%
Car-sharing services	1,594	659	2,231	1,085	935	142%	1,146	106%
Depreciation and amortization	906	624	1,744	1,231	282	45%	513	42%

Total Cost of Revenues	20,551	9,529	37,676	17,743	11,022	116%	19,933	112%

Gross Profit	12,291	1,957	16,834	3,543	10,334	528%	13,291	375%

Operating Expenses:
Compensation	37,990	10,779	60,699	20,038	27,211	252%	40,661	203%
General and administrative expenses	9,449	9,002	17,927	13,429	447	5%	4,498	33%
Other operating expenses	4,916	4,138	9,111	7,080	778	19%	2,031	29%

Total Operating Expenses	52,355	23,919	87,737	40,547	28,436	119%	47,190	116%

Loss From Operations	(40,064)	(21,962)	(70,903)	(37,004)	(18,102)	82%	(33,899)	92%

Other (Expense) Income:
Interest (expense) income	(786)	(139)	(1,403)	(139)	(647)	465%	(1,264)	909%
(Loss) gain on foreign exchange	(1,026)	(244)	781	(241)	(782)	320%	1,022	-424%
Change in fair value of derivative and other liabilities	-	(73)	10	(73)	73	-100%	83	-114%
Other income (expense), net	600	(203)	650	(307)	803	-396%	957	-312%

Total Other Expense	(1,212)	(659)	38	(760)	(553)	84%	798	-105%

Loss Before Income Taxes	$(41,276)	$(22,621)	$(70,865)	$(37,764)	$(18,655)	82%	$(33,101)	88%

Provision for income taxes	(206)	-	(418)	-	(206)	0%	$(418)	0%

Net Loss	$(41,482)	$(22,621)	$(71,283)	$(37,764)	$(18,861)	83%	$(33,519)	89%

Three Months Ended June 30, 2023 Compared Three Months Ended June 30, 2022

Revenues

Total revenue for the three months ended June 30, 2023 increased by $21,356, or 186%, to $32,842 compared to $11,486 during the three months ended June 30, 2022.

Charging service revenue from Company-owned charging stations was $4,367 for the three months ended June 30, 2023 as compared to $1,494 for the three months ended June 30, 2022, an increase of $2,873, or 192%. The increase is due to the increase in utilization of chargers and an increased number of chargers on the Blink Networks.

Revenue from product sales was $24,587 for the three months ended June 30, 2023 compared to $8,828 during the three months ended June 30, 2022, an increase of $15,759, or 179%. This increase was attributable to increased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2022.

Network fee revenues were $1,667 for the three months ended June 30, 2023 compared to $472 for the three months ended June 30, 2022, an increase of $1,195, or 253%. The increase was attributable to increases in host owned units as well as billings and invoicing to Property Partners during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Warranty revenues were $921 for the three months ended June 30, 2023 compared to $99 for the three months ended June 30, 2022, an increase of $822, or 830%. The increase was primarily attributable to an increase in warranty contracts sold for the three months June 30, 2023 compared to the three months June 30, 2022. As of June 30, 2023, we recorded a liability of $221 which represents the estimated cost of existing backlog of known warranty cases.

Grant and rebate revenues were $188 during the three months ended June 30, 2023, compared to $125 during the three months ended June 30, 2022, an increase of $63 or 50%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The increase in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the three months June 30, 2023, and 2022.

Car-sharing services revenues were $957 during the three months ended June 30, 2023 compared to $279 during the three months ended June 30, 2022, an increase of $678 or 243%. These revenues are derived from car-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020. Also contributing to the increase in revenues is revenues of $654 from Envoy, which was acquired in April 2023.

Other revenue decreased by $34 or 18% to $155 for the three months ended June 30, 2023 as compared to $189 for the three months ended June 30, 2022. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the three months June 30, 2023 compared to the same period in 2022. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended June 30, 2023 were $20,551 as compared to $9,529 for the three months ended June 30, 2022, an increase of $11,022, or 116%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of product sales increased by $6,790, or 107%, from $6,369 for the three months ended June 30, 2022 as compared to $13,159 for the three months ended June 30, 2023. The increase was primarily due to the increase in product sales of commercial chargers, DC fast chargers and home residential chargers during the three months ended June 30, 2023 compared to the same period in 2022.

Cost of charging services-company-owned charging stations (electricity reimbursements) increased by $392, or 112%, to $743 for the three months ended June 30, 2023 as compared to $351 for the three months ended June 30, 2022. The increase in 2023 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $1,418, or 173%, to $2,239 during the three months ended June 30, 2023 as compared to $821 during the three months ended June 30, 2022. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements.

Network costs increased by $313 or 172%, to $495 during the three months ended June 30, 2023 as compared to $182 during the three months ended June 30, 2022. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system compared to the same period in 2022.

Warranty and repairs and maintenance costs increased by $892, or 171%, to $1,415 during the three months ended June 30, 2023 from $523 during the three months ended June 30, 2022. The increase in 2023 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases. Also contributing to the increase was $20 from EB. As of June 30, 2023, we recorded a liability of $221 which represents the estimated cost of existing backlog of known warranty cases.

Cost of car-sharing services was $1,594 during the three months ended June 30, 2023 compared to $659 during the 2022 period, the increase was due to increase in operating expenses as a result of an increase in vehicles used in this operation. Also contributing to the increase in costs for these services is $625 from Envoy, which was acquired in April 2023.

Depreciation and amortization expense increased by $282, or 45%, to $906 for the three months ended June 30, 2023 as compared to $624 for the three months ended June 30, 2022. The increase in depreciation expense was attributable to an increase in the number of EV charging stations and vehicles associated with the car-share services.

Operating Expenses

Compensation expense increased by $27,211, or 252%, to $37,990 (consisting of approximately $15.5 million of cash compensation and benefits and approximately $11.7 million of non-cash compensation) for the three months ended June 30, 2023. Compensation expense was $10,779 (consisting of approximately $9.8 million of cash compensation and benefits and approximately $1.0 million of non-cash compensation) for the three months ended June 30, 2022. The increase in compensation expense for the three months ended June 30, 2023 compared to the same period in 2022 was primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated domestic and international growth of our company. In addition, compensation expense during the three months ended June 30, 2023 compared to the same period in 2022 increased due to additional personnel in conjunction with the acquisition of Envoy in April 2023. Also contributing to the increase in compensation expense is (1) non-cash stock-based compensation of approximately $5,500 related to the accelerated vesting of equity award grants and additional stock-based compensation associated with the resignation of our former Chief Executive Officer pursuant to the terms of his Executive Chairman and CEO Employment Agreement, dated May 28, 2021 (the “Former CEO Employment Agreement”), as set forth in the Separation and General Release Agreement, dated as of June 20, 2023, between our Company and the former Chief Executive Officer; and (2) non-recurring expenses of approximately $11,600, consisting of the non-recurring payment of approximately $6,100 to our former Chief Executive Officer pursuant to the Former CEO Employment Agreement and non-recurring bonus expense of $5,500 related to the achievement of key performance milestones by our Chief Technology Officer under his employment agreement, dated April 12, 2021.

General and administrative expenses increased by $447, or 5%, to $9,449 for the three months ended June 30, 2023 as compared to $9,002 for the three months ended June 30, 2022. The increase was primarily attributable to increases in accounting, consulting, software licensing and other professional service expenditures of $1,737. Further, general and administrative expenses increased due to increases in amortization expense of $893 related to the acquisitions in 2023 and 2022.

Other operating expenses increased by $778, or 19%, to $4,916 for the three months ended June 30, 2023 from $4,138 for the three months ended June 30, 2022. The increase was primarily attributable to increases in insurance, software expense, rent, hardware and software development costs and property/use tax expenditures of $2,116. Further, increases in travel and vehicle expenses of $234, contributed to the increase in other operating expenses for three months ended June 30, 2023 compared to the same period in 2022. Also contributing to the increase in other operating expenses were operating expenditures related to the 2022 and 2023 acquisitions.

Other Income (Expense)

We recorded other income (expense) of $(1,212) during the three months ended June 30, 2023 as compared to $(659) for the three months ended June 30, 2022. The increase was primarily due to an increase in foreign transaction loss of $782, in addition to an increase in interest expense of $647 recorded during the three months ended June 30, 2023 partially offset by increase in other income of $803.

Net Loss

Our net loss for the three months ended June 30, 2023 increased by $18,861, or 83%, to $41,482 as compared to $22,621 for the three months ended June 30, 2022. The increase was primarily attributable to an increase in compensation expense and general and administrative expenses.

Total Comprehensive Loss

Our total comprehensive loss for the three months ended June 30, 2023 was $40,337 whereas our total comprehensive loss for the three months ended June 30, 2022 was $24,893.

Six Months Ended June 30, 2023 Compared Six Months Ended June 30, 2022

Revenues

Total revenue for the six months ended June 30, 2023 increased by $33,224, or 156%, to $54,510 compared to $21,286 during the six months ended June 30, 2022.

Charging service revenue from Company-owned charging stations was $7,252 for the six months ended June 30, 2023 as compared to $2,601 for the six months ended June 30, 2022, an increase of $4,651, or 179%. The increase is due to the increase in utilization of chargers and an increased number of chargers on the Blink Networks.

Revenue from product sales was $40,976 for the six months ended June 30, 2023 compared to $16,880 during the six months ended June 30, 2022, an increase of $24,096, or 143%. This increase was attributable to increased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2022.

Network fee revenues were $3,295 for the six months ended June 30, 2023 compared to $633 for the six months ended June 30, 2022, an increase of $2,662, or 421%. The increase was attributable to increases in host owned units as well as billings and invoicing to Property Partners during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Warranty revenues were $1,314 for the six months ended June 30, 2023 compared to $166 for the six months ended June 30, 2022, an increase of $1,148, or 692%. The increase was primarily attributable to an increase in warranty contracts sold for the six months June 30, 2023 compared to the six months June 30, 2022. As of June 30, 2023, we recorded a liability of $221 which represents the estimated cost of existing backlog of known warranty cases.

Grant and rebate revenues were $237 during the six months ended June 30, 2023, compared to $200 during the six months ended June 30, 2022, an increase of $37, or 19%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The decrease in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the six months June 30, 2023, and 2022.

Car-sharing services revenues were $1,209 during the six months ended June 30, 2023 compared to $518 during the six months ended June 30, 2022, an increase of $691, or 133%. Also contributing to the increase in revenues is revenues of $654 from Envoy, which was acquired in April 2023.

Other revenue decreased by $61 to $227 for the six months ended June 30, 2023 as compared to $288 for the six months ended June 30, 2022. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the six months June 30, 2023 compared to the same period in 2022. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct of our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the six months ended June 30, 2023 were $37,676 as compared to $17,743 for the six months ended June 30, 2022, an increase of $19,933, or 112%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of product sales increased by $12,419, or 100%, from $12,471 for the six months ended June 30, 2022 as compared to $24,890 for the six months ended June 30, 2023. The increase was primarily due to the increase in product sales of commercial chargers, DC fast chargers and home residential chargers during the six months ended June 30, 2023 compared to the same period in 2022.

Cost of charging services-company-owned charging stations (electricity reimbursements) increased by $1,096, or 205%, to $1,630 for the six months ended June 30, 2023 as compared to $534 for the six months ended June 30, 2022. The increase in 2023 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $2,514, or 183%, to $3,886 during the six months ended June 30, 2023 as compared to $1,372 during the six months ended June 30, 2022. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements.

Network costs increased by $516 or 124% to $932 during the six months ended June 30, 2023 as compared to $416 during the six months ended June 30, 2022. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system compared to the same period in 2022.

Warranty and repairs and maintenance costs increased by $1,729, or 273%, to $2,363 during the six months ended June 30, 2023 from $634 during the six months ended June 30, 2022. The increase in 2023 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases. As of June 30, 2023, we recorded a liability of $221 which represents the estimated cost of existing backlog of known warranty cases.

Cost of car-sharing services was $2,231 during the six months ended June 30, 2023 compared to $1,085 during the 2022 period, the increase was due to increase in operating expenses as a result of an increase in vehicles used in this operation. These costs are from car-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020. Also contributing to the increase in costs for these services is $625 from Envoy, which was acquired in April 2023.

Depreciation and amortization expense increased by $513, or 42%, to $1,744 for the six months ended June 30, 2023 as compared to $1,231 for the six months ended June 30, 2022. The increase in depreciation expense was attributable to an increase in the number of EV charging stations and vehicles associated with the car-share services.

Operating Expenses

Compensation expense increased by $40,661 or 203%, to $60,699 (consisting of approximately $41.3 million of cash compensation and benefits and approximately $19.4 million of non-cash compensation) for the six months ended June 30, 2023. Compensation expense was $20,038 (consisting of approximately $17,000 of cash compensation and benefits and approximately $3,000 of non-cash compensation) for the six months ended June 30, 2022. The increase in compensation expense for the six months ended June 30, 2023 compared to the same period in 2022 was primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated domestic and international growth of our company. In addition, compensation expense during the six months ended June 30, 2023 compared to the same period in 2022 increased due to additional personnel in conjunction with the acquisition of Envoy in April 2023. Also contributing to the increase in compensation expense is (1) non-cash stock-based compensation of approximately $5,500 related to the accelerated vesting of equity award grants and additional stock-based compensation associated with the resignation of our former Chief Executive Officer pursuant to the terms of the Former CEO Employment Agreement, as set forth in the Separation and General Release Agreement, dated as of June 20, 2023, between our company and the former Chief Executive Officer; and (2) non-recurring expense of approximately $11,600, consisting of the non-recurring payment of approximately $6,100 to our former Chief Executive Officer pursuant to the Former CEO Employment Agreement and a non-recurring bonus expense of $5,500 related to the achievement of key performance indicators by our Chief Technology Officer under his employment agreement, dated April 12, 2021.

General and administrative expenses increased by $4,498 or 33%, to $17,927 for the six months ended June 30, 2023 as compared to $13,429 for the six months ended June 30, 2022. The increase was primarily attributable to increases in accounting, legal, investor/public relations, consulting, software licensing and other professional service expenditures of $3,331. Further, general and administrative expenses increased due to increases in amortization expense of $2,716 related to the acquisitions in 2023 and 2022.

Other operating expenses increased by $2,301, or 29%, to $9,111 for the six months ended June 30, 2023 from $7,080 for the six months ended June 30, 2022. The increase was primarily attributable to increases in software expense, rent, hardware and software development costs and property/use tax expenditures of $2,930. Further, increases in travel and vehicle expenses of $772, contributed to the increase in other operating expenses for six months ended June 30, 2023 compared to the same period in 2022. Also contributing to the increase in other operating expenses were operating expenditures related to the 2023 and 2022 acquisitions.

Other Income (Expense)

We recorded other income (expense) of $38 during the six months ended June 30, 2023 as compared to $(760) for the six months ended June 30, 2022. The increase was primarily due to an increase in foreign transaction gains of $1,022 offset by interest expense of $(1,264), change in fair value of derivative and other liabilities of $83 and other income of $957.

Net Loss

Our net loss for the six months ended June 30, 2023 increased by $33,519 or 89%, to $71,283 as compared to $37,764 for the six months ended June 30, 2022. The increase was primarily attributable to an increase in compensation expense and general and administrative expenses.

Total Comprehensive Loss

Our total comprehensive loss for the six months ended June 30, 2023 was $70,988 whereas our total comprehensive loss for the six months ended June 30, 2022 was $40,642.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2023	December 31, 2022
	(unaudited)

Cash and Cash Equivalents	$74,464	$36,562

Working Capital	$100,484	$48,962

Debt	$47,426	$40,618

During the six months ended June 30, 2023, we financed our activities from proceeds derived from equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the six months ended June 30, 2023 and 2022, we used cash of $65,040 and $30,986, respectively, in operations. Our cash use for the six months ended June 30, 2023 was primarily attributable to our net loss of $71,283, adjusted for net non-cash expenses in the aggregate amount of $28,564, partially offset by $22,321 of net cash provided by changes in the levels of operating assets and liabilities. Our cash use for the six months ended June 30, 2022 was primarily attributable to our net loss of $37,764, adjusted for net non-cash expenses in the aggregate amount of $7,629 and $851 of cash used to fund changes in the levels of operating assets and liabilities.

During the six months ended June 30, 2023, net cash used in investing activities was $10,833, of which $5,647 was used to purchase charging stations and other fixed assets, $4,660 was used as cash consideration for Envoy (net of cash acquired) and $526 related to the capitalization of certain engineering costs. During the six months ended June 30, 2022, net cash used in investing activities was $52,233, of which, $38,338 was used as cash consideration for SemaConnect (net of cash acquired), $11,360 was used as cash consideration for Electric Blue (net of cash acquired) $288 was related to the payment of engineering costs that were capitalized, and $2,247 which was used to purchase charging stations and other fixed assets.

During the six months ended June 30, 2023, cash provided by financing activities was $112,426, of which, $113,254 was provided by offering proceeds related to the sale of common stock, $835 was provided by the exercise of options and warrants, offset by $1,443 used to pay down our liability in connection with a finance lease and $220 used to pay down our liability in connection with internal use software. During the six months ended June 30, 2022, cash used in financing activities was $214, of which, $92 was provided by the exercise of warrants and options, offset by $235 used to pay down our liability in connection with internal use software and $71 was used to pay down our finance lease liability.

As of June 30, 2023, we had cash, working capital and an accumulated deficit of $74,464, $100,484 and $405,313, respectively. During the six months ended June 30, 2023, we had a net loss of $71,283.

In February 2023, the Company completed an underwritten registered public offering of 8,333,333 shares of its common stock at a public offering price of $12.00 per share. The Company received approximately $100,000 in gross proceeds from the public offering and $94,766 in net proceeds after deducting the underwriting discount and offering expenses paid by the Company. The public offering was made pursuant to our automatic shelf registration statement on Form S-3 filed with the SEC on January 6, 2021, and prospectus supplement dated February 8, 2023. Barclays acted as the sole book-running manager for the offering. H.C. Wainwright & Co., Roth Capital Partners and ThinkEquity acted as co-managers for the offering. The underwriters did not exercise the over-allotment granted to them in connection with the offering.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. Historically, we have been able to raise funds to support our business operations, although there can be no assurance that we will be successful in raising significant additional funds in the future. We expect that our cash on hand will fund our operations for at least 12 months after the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.

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

On September 2, 2022, we entered into a Sales Agreement (“Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC (the “Agents”) to conduct an “ATM” equity offering program pursuant to which we may issue and sell from time to time shares of our common stock, having an aggregate offering price of up to $250,000 through the Agents, as our sales agents. We currently anticipate using the net proceeds from the sale of our shares of common stock under the ATM program to supplement our operating cash flows to fund EV charging station deployment and our acquisition growth plan. We also plan to use any remaining proceeds we receive for working capital and other corporate purposes. The amounts and timing of our use of the net proceeds will depend on a number of factors, such as the timing and progress of our EV charging station deployment efforts, the timing and progress of any partnering and collaboration efforts and technological advances. During the six months ended June 30, 2023, we sold 2,757,168 shares of our common stock for gross proceeds of approximately $18,868 pursuant to the ATM program. As of June 30, 2023, 3,315,889 shares have been sold pursuant to the ATM program representing gross proceeds of approximately $26,565.

Contractual Obligations and Commitments

We entered into purchase commitments that include purchase orders and agreements in the normal course of business with contract manufacturers, parts manufacturers, vendors for research and development services and outsourced services. As of June 30, 2023, we had purchase commitment of approximately $33,000, which will become payable upon the suppliers’ delivery of the charging stations, services and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12-24 months.

Further, we have operating and finance lease obligations over the next five years of approximately $11,119. These operating lease obligations are primarily related to corporate office space, warehousing, and parking spaces related to our car-sharing services.

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

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, in our financial statements included elsewhere in this quarterly report. For a comprehensive list of our critical accounting estimates, refer to Part II, Item 7, Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances, as of June 30, 2023. As our foreign operations expand, our results may be more materially impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2022, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting”.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, Management remediated the design deficiencies associated with the material weaknesses around logical access and change management. Management will continue to validate the operational effectiveness of this remediation during the third quarter of 2023.

During 2022, there was an isolated occurrence of a miscalculation of a certain non-cash share-based compensation transaction that was not detected on a timely basis. Management has since subscribed to a share-based compensation software that is expected to perform complex calculations completely and accurately. Management is reviewing the calculations performed by the software and expects to report that this weakness has been remediated by the end of the fourth quarter. Management expects to come to a final determination on these matters so as to appropriately integrate the outcomes in management’s assessment of Internal Controls over Financial reporting as of December 31, 2023.

During the second quarter, management continued to commit substantial resources to the ongoing evaluation of the internal control over financial reporting of its previously exempted subsidiaries, SemaConnect and Blink Charging UK Limited.

Except as described above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For a description of our legal proceedings, see Note 7 – Commitments and Contingencies – Litigation and Disputes in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $42 million for the quarter ended June 30, 2023. As of June 30, 2023, we had net working capital of approximately $101 million and an accumulated deficit of approximately $405 million. We have not yet achieved profitability.

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

We received an SEC subpoena and are cooperating with the SEC.

In July 2023, we received a subpoena from the SEC requesting the production of documentation and other information since January 1, 2020, relating to various subjects, including executive departures, related-party transactions, number of EV charging stations, and other discrete disclosure matters. We intend to fully cooperate with the SEC and are in the process of responding to the subpoena. At this point, we are unable to predict what the timing or the outcome of the SEC investigation may be or what, if any, consequences the SEC investigation may have on us.  We can provide no assurances as to the outcome of the SEC investigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Number	Exhibit Description

2.1*	Agreement and Plan of Merger, dated as of April 18, 2023, by and among Blink Charging Co., Blink Mobility, LLC, Mobility Merger Sub Inc., Envoy Technologies, Inc., and Fortis Advisors LLC (as Equityholders’ Agent)	8-K	2.1	04/24/2023
2.2*	Amendment, dated as of August 4, 2023, by and among Blink Charging Co., SemaConnect LLC, and Shareholder Representative Services LLC, to the Agreement and Plan of Merger, dated as of June 13, 2022*				X
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
10.1**	Employment Agreement, dated May 1, 2023, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	05/05/2023
10.2	Amendment to Blink Charging Co. 2018 Incentive Compensation Plan	14A	A	06/14/2023
10.3**	Separation and General Release Agreement, dated as of June 20, 2023, between Blink Charging Co. and Michael D. Farkas	8-K	10.1	06/23/2023
31.1	Rule 13a-14(a) or 15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) or 15d-14(a) Certification of Principal Financial Officer				X
32.1***	Section 1350 Certification of Principal Executive Officer				X
32.2***	Section 1350 Certification of Principal Financial Officer				X
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June, 2023 and 2022; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2023 and 2022; (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2023; (v) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2022; (vi) Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2023 and 2022; and (vii) Notes to Unaudited Condensed Consolidated Financial Statements.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).				X

*	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private and confidential. A copy of the omitted portions will be furnished to the SEC upon its request.
***	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2023	BLINK CHARGING CO.

	By:	/s/ Brendan S. Jones
Brendan S. Jones
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

