Form 10-Q
period 2023-09-30
Blink Charging Co.
filed 2023-11-13
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, the registrant had 67,407,973 shares of common stock outstanding.

BLINK CHARGING CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLINK CHARGING CO.

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	September 30,	December 31,
	2023	2022
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents	$66,678	$36,562
Accounts receivable, net	41,718	23,581
Inventory, net	47,386	34,740
Prepaid expenses and other current assets	5,059	4,399
Total Current Assets	160,841	99,282
Restricted cash	74	71
Property and equipment, net	34,002	25,862
Operating lease right-of-use asset	7,867	4,174
Intangible assets, net	17,277	26,582
Goodwill	144,881	203,710
Other assets	654	2,861
Total Assets	$365,596	$362,542

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$30,118	$24,585
Accrued expenses and other current liabilities	15,450	13,109
Notes payable	4,795	10
Current portion of operating lease liabilities	2,555	1,738
Current portion of financing lease liabilities	1,235	306
Current portion of deferred revenue	12,233	10,572
Total Current Liabilities	66,386	50,320
Contingent consideration	1,345	1,316
Consideration payable	60,762	40,608
Operating lease liabilities, non-current portion	6,277	3,030
Financing lease liabilities, non-current portion	1,109	408
Deferred revenue, non-current portion	9,702	5,258
Other liabilities	350	645
Total Liabilities	145,931	101,585

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 67,077,698 and 51,476,445 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	67	51
Additional paid-in capital	742,061	597,982
Accumulated other comprehensive loss	(4,429)	(3,046)
Accumulated deficit	(518,034)	(334,030)
Total Stockholders’ Equity	219,665	260,957
Total Liabilities and Stockholders’ Equity	$365,596	$362,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues:
Product sales	$35,059	$13,358	$76,035	$30,238
Charging service revenue - company-owned charging stations	3,859	1,256	11,111	3,857
Network fees	1,973	1,456	5,268	2,089
Warranty	849	309	2,163	475
Grant and rebate	47	83	284	283
Car-sharing services	903	367	2,112	885
Other	687	418	914	706
Total Revenues	43,377	17,247	97,887	38,533

Cost of Revenues:
Cost of product sales	24,619	8,663	49,509	21,134
Cost of charging services - company-owned charging stations	566	235	2,196	769
Host provider fees	2,399	973	6,285	2,345
Network costs	407	508	1,339	924
Warranty and repairs and maintenance	561	803	2,924	1,437
Car-sharing services	931	470	3,162	1,555
Depreciation and amortization	1,109	814	2,853	2,045
Total Cost of Revenues	30,592	12,466	68,268	30,209
Gross Profit	12,785	4,781	29,619	8,324

Operating Expenses:
Compensation	15,268	17,605	75,967	37,643
General and administrative expenses	8,539	6,594	26,466	20,023
Other operating expenses	5,444	5,079	14,555	12,159
Impairment of intangible assets	5,143	-	5,143	-
Impairment of goodwill	89,087	-	89,087	-
Total Operating Expenses	123,481	29,278	211,218	69,825
Loss From Operations	(110,696)	(24,497)	(181,599)	(61,501)

Other Income (Expense):
Interest expense	(970)	(917)	(2,373)	(1,056)
Gain (loss) on foreign exchange	144	(595)	925	(836)
Loss on extinguishment of notes payable	(1,000)	-	(1,000)	-
Change in fair value of derivative and other accrued liabilities	-	108	10	35
Other income (expense), net	608	254	1,258	(53)
Total Other Expense	(1,218)	(1,150)	(1,180)	(1,910)
Loss Before Income Taxes	$(111,914)	$(25,647)	$(182,779)	$(63,411)
Provision for income taxes	(807)	-	(1,225)	-
Net Loss	$(112,721)	$(25,647)	$(184,004)	$(63,411)

Net Loss Per Share:
Basic	$(1.74)	$(0.51)	$(3.02)	$(1.39)
Diluted	$(1.74)	$(0.51)	$(3.02)	$(1.39)
Weighted Average Number of Common Shares Outstanding:
Basic	64,626,681	50,627,173	61,006,242	45,543,518
Diluted	64,626,681	50,627,173	61,006,242	45,543,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net Loss	$(112,721)	$(25,647)	$(184,004)	$(63,411)
Other Comprehensive Loss:
Cumulative translation adjustments	(1,678)	(2,436)	(1,383)	(5,314)
Total Comprehensive Loss	$(114,399)	$(28,083)	$(185,387)	$(68,725)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023

(in thousands, except for share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulate Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2023	51,476,445	$51	$597,982	$(3,046)	$(334,030)	$260,957

Common stock issued in public offering, net of issuance costs [1]	8,333,333	8	94,758	-	-	94,766

Common stock issued upon exercises of warrants	557,733	1	834	-	-	835
			-
Stock-based compensation	5,866	-	7,757	-	-	7,757

Other comprehensive loss	-	-	-	(850)	-	(850)

Net loss	-	-	-	-	(29,801)	(29,801)

Balance - March 31, 2023	60,373,377	$60	$701,331	$(3,896)	$(363,831)	$333,664

Stock-based compensation	376,778	-	8,708	-	-	8,708

Common stock issued in public offering, net of issuance costs [2]	2,842,687	4	18,484	-	-	18,488

Reclassification of common stock liability to equity	8,235	-	35	-	-	35

Common stock issued upon cashless exercise of options and warrants	393,240	-	-	-	-	-

Other comprehensive income	-	-	-	1,145	-	1,145

Net loss	-	-	-	-	(41,482)	(41,482)

Balance - June 30, 2023	63,994,317	$64	$728,558	$(2,751)	$(405,313)	$320,558

Common stock issued in public offering, net of issuance costs [3]	2,477,948	3	9,122	-	-	9,125

Surrender and cancellation of common stock	(27,681)	-	(197)	-	-	(197)

Stock-based compensation	103,843	-	978	-	-	978

Common stock issued in connection with extinguishment of notes payable	158,372	-	1,000	-	-	1,000

Common stock issued in satisfaction of accrued issuable equity	370,899	-	2,600	-	-	2,600

Other comprehensive loss	-	-	-	(1,678)	-	(1,678)

Net loss	-	-	-	-	(112,721)	(112,721)

Balance - September 30, 2023	67,077,698	$67	$742,061	$(4,429)	$(518,034)	$219,665

[1]	Includes gross proceeds of $100,000, less issuance costs of $5,234.

[2]	Includes gross proceeds of $18,868, less issuance costs of $380.

[3]	Includes gross proceeds of $9,392, less issuance costs of $267.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

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

BLINK CHARGING CO.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For The Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(184,004)	$(63,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,694	5,175
Non-cash lease expense	1,695	596
Change in fair value of contingent consideration	28	-
Gain on disposal of fixed assets	(99)	-
Change in fair value of derivative and other accrued liabilities	10	1,128
Provision for bad debt	1,776	1,024
Provision for slow moving and obsolete inventory	376	(14)
Loss on extinguishment of notes payable	1,000	-
Impairment of goodwill	89,087	-
Impairment of intangible assets	5,143	-
Stock-based compensation:
Common stock	11,486	4,986
Options	3,975	2,835
Warrants	5,082	-
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(19,655)	(7,289)
Inventory	(14,844)	(15,790)
Prepaid expenses and other current assets	(631)	3,372
Other assets	947	(391)
Accounts payable and accrued expenses	9,101	6,811
Other liabilities	(295)	54
Lease liabilities	(3,014)	(412)
Deferred revenue	5,980	3,550

Total Adjustments	106,842	5,635

Net Cash Used In Operating Activities	(77,162)	(57,776)

Cash Flows From Investing Activities:
Purchase consideration of Envoy, net of cash acquired	(4,660)	-
Purchase consideration of SemaConnect, net of cash acquired	-	(38,338)
Purchase consideration of Electric Blue, net of cash acquired	-	(11,360)
Note receivable	-	(1,500)
Capitalization of engineering costs	(526)	(797)
Purchases of property and equipment	(7,265)	(2,230)

Net Cash Used In Investing Activities	(12,451)	(54,225)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering, net [1]	122,379	-
Proceeds from exercise of options and warrants	835	201
Repayment of notes payable	-	(588)
Repayment of financing liability in connection with finance lease	(2,103)	(144)
Repayment of financing liability in connection with internal use software	(220)	(235)

Net Cash Provided By (Used In) Financing Activities	120,891	(766)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,159)	(5,193)

Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Cash	30,119	(117,960)

Cash and Cash Equivalents and Restricted Cash - Beginning of Period	36,633	175,049

Cash and Cash Equivalents and Restricted Cash - End of Period	$66,752	$57,089

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$66,678	$57,019
Restricted cash	74	70
	$66,752	$57,089

[1]	Includes gross proceeds of $128,260, less issuance costs of $5,881.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statements of Cash Flows — Continued

(in thousands)

(unaudited)

	For The Nine Months Ended
	September 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$55
Non-cash investing and financing activities:
Common stock issued as purchase consideration of SemaConnect	$-	$113,837
Common stock issued as purchase consideration of Electric Blue	$-	$2,852
Common stock issued in satisfaction of accrued issuable equity	$2,600	$-
Surrender and cancellation of common stock	$(197)	$-
Right-of-use assets obtained in exchange for lease obligations	$5,386	$398
Property and equipment obtained in exchange for finance lease obligations	$3,733	$931
Intangible assets obtained in exchange for financing liability	$122	$660
Transfer of inventory to property and equipment	$(1,688)	$(3,131)
Note receivable applied to purchase consideration of Envoy	$(1,321)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS, BASIS OF PRESENTATION AND RISKS AND UNCERTAINTIES

Organization and Operations

Blink Charging Co., through its wholly-owned subsidiaries (collectively, the “Company” or “Blink”), is a leading manufacturer, owner, operator and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its nationwide Blink EV charging networks (the “Blink Networks”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”), and other EV-related services. The Blink Networks is a proprietary, cloud-based system that operates, maintains and manages Blink charging stations and handles the associated charging data, back-end operations and payment processing. The Blink Networks provide property owners, managers, parking companies, state and municipal entities, and other types of commercial customers (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Networks also provide EV drivers with vital station information, including station location, availability and fees. Blink also operates an EV based ride-sharing business through its wholly-owned subsidiary, Blink Mobility LLC.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2023 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2022 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023 as part of the Company’s Annual Report on Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2022, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

LIQUIDITY

As of September 30, 2023, the Company had cash and working capital of $66,678 and $94,455, respectively.

During the nine months ended September 30, 2023, the Company sold an aggregate of 5,320,635 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $28,260, less issuance costs of $647 which were recorded as a reduction to additional paid-in capital. See Note 6 – Stockholders’ Equity.

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

The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that our operating expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. Historically, we have been able to raise funds to support our business operations, although there can be no assurance that we will be successful in raising significant additional funds in the future. The Company expects that its cash on hand will fund its operations for at least 12 months after the issuance date of these financial statements.

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

During 2023, the Company commenced a plan designed to improve the Company’s liquidity by enhancing revenue economics and reducing selling, general, and administrative expenses. The plan seeks to achieve these goals by increasing gross profit through product optimization, integration of SemaConnect, Blink UK/EB and Blue Corner acquisitions, and reduction of operating expenses through cost avoidance and cost cutting strategies. There can be no assurances these strategies will be achieved.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Euro, Indian Rupee, and Pound Sterling. Assets and liabilities are translated based on the exchange rates at the balance sheet date (1.0575 for the Euro, 0.1202 for the Indian Rupee, and 1.2202 for the Pound Sterling as of September 30, 2023), while expense amounts are translated at the weighted average exchange rate for the period (1.0644 for the Euro, 0.0120 for the Indian Rupee, and 1.2285 for the Pound Sterling for the nine months ended September 30, 2023). Equity accounts are translated at historical exchange rates. During the nine months ended September 30, 2022, expense amounts are translated at the weighted average exchange rate for the period (0.9797 for the Euro, 0.0123 for the Indian Rupee, and 1.1156 for the Pound Sterling). The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income. Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. Transaction gains and losses are charged to the condensed consolidated statement of operations as incurred. Transaction gains attributable to foreign exchange were $144 and $925 during the three and nine months ended September 30, 2023, respectively. Transaction losses attributable to foreign exchange were $595 and $836 during the three and nine months ended September 30, 2022, respectively.

REVENUE RECOGNITION

The Company recognizes revenue primarily from four different types of contracts:

●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually for host-owned and monthly for Blink-owned stations.
●	Other – Other revenues primarily comprises of revenues generated from alternative fuel credits.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION - CONTINUED

The following table summarizes revenue recognized in the condensed consolidated statements of operations:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues - Recognized at a Point in Time
Product sales	$35,059	$13,358	$76,035	$30,238
Charging service revenue - company-owned charging stations	3,859	1,256	11,111	3,857
Other	687	418	914	706
Total Revenues - Recognized at a Point in Time	39,605	15,032	88,060	34,801

Revenues - Recognized Over a Period of Time:
Network and other fees	2,822	1,765	7,431	2,564
Total Revenues - Recognized Over a Period of Time	2,822	1,765	7,431	2,564

Revenues- Other
Car-sharing services	903	367	2,112	885
Grant and rebate	47	83	284	283
Total Revenues - Other	950	450	2,396	1,168

Total Revenue	$43,377	$17,247	$97,887	$38,533

The following table summarizes our revenue recognized in the condensed consolidated statements of operations by geographical area:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues by Geographical Area
U.S.A	$34,126	$12,478	$71,736	$25,657
International	9,251	4,769	26,151	12,876
Total Revenue	$43,377	$17,247	$97,887	$38,533

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

As of September 30, 2023, the Company had $21,935 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of September 30, 2023. The Company expects to satisfy $12,233 of its remaining performance obligations for network fees, charging services, warranty revenue, product sales, and other and recognize the revenue within the next twelve months.

During the three and nine months ended September 30, 2023, the Company recognized $771 and $1,778 of revenues, respectively, related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2022. During the nine months ended September 30, 2023, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants, rebates and alternative fuel credits, which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the three months ended September 30, 2023 and 2022, the Company recorded $47 and $83, respectively, related to grant and rebate revenue. During the nine months ended September 30, 2023 and 2022, the Company recorded $284 and $283, respectively, related to grant and rebate revenue. During the three months ended September 30, 2023 and 2022, the Company recognized $65 and $45, respectively, of revenue related to alternative fuel credits. During the nine months ended September 30, 2023 and 2022, the Company recognized $168 and $162, respectively, of revenue related to alternative fuel credits.

Furthermore, car-sharing services, which are not within scope of ASC 606, pertain to revenues and expenses related to a car-sharing services agreement with the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service. The Company recognizes revenue over the contractual period of performance of the subscription which are short term in nature. During the three months ended September 30, 2023 and 2022, the Company recognized $903 and $367, respectively, related to car-sharing services revenue. During the nine months ended September 30, 2023 and 2022, the Company recognized $2,112 and $885, respectively, related to car-sharing services revenue.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

CONCENTRATIONS

During the three months ended September 30, 2023, the Company made purchases from a significant supplier that represented 17% of total purchases. During the nine months ended September 30, 2023 and 2022, the Company made purchases from a significant supplier that represented 20% and 26% of total purchases, respectively. As of September 30, 2023, accounts payable to two significant vendors represented 19% and 18% of total accounts payable, respectively.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the treasury stock or if converted method), if dilutive.

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three and Nine Months Ended
	September 30,
	2023	2022
Warrants	1,150,152	3,156,861
Options	1,035,867	1,055,217
Total potentially dilutive shares	2,186,019	4,212,078

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2023, the FASB issued ASU 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” under which an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB Accounting Standards Codification (“ASC”) master glossary is required to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU provides that a joint venture or a corporate joint venture (collectively, “joint ventures”) must initially measure its assets and liabilities at fair value on the formation date., the amendments are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025. Early adoption is permitted in any annual or interim period as of the beginning of the related fiscal year. The adoption of this pronouncement is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements.” For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The adoption of this pronouncement is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

The aggregate purchase price was $30,900, which included working capital deficit of $1,595 and closing date cash of $19. The fair value of the consideration paid in the acquisition consisted of: (a) $6,000 in cash ($3,440 was paid at Closing and $2,560 was paid prior to Closing in the form of a note receivable); (b) $6,782 in aggregate promissory notes; and (c) $18,118 in common stock of Mobility subject to the conditions described above. The payment of shares of common stock of Mobility or Mobility’s successor, if any, will be based on the public offering price per share of such stock in the initial public offering. The payment of shares of common stock of the Company, if any, will be based on the average of the daily-weighted average prices for such stock on each of the 60 days ending on the day prior to issuance thereof. The common stock consideration payable in the amount of $18,118 is included within consideration payable on the condensed consolidated balance sheet as of September 30, 2023.

The Company engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities assumed for Envoy. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The Company recognized certain measurement period adjustments, as summarized in the fair values of assets acquired and liabilities assumed in the tables below. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable and certain fixed assets.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

3. BUSINESS COMBINATIONS – CONTINUED

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date of Envoy:

	Purchase Price Allocation (Preliminary)	Measurement Period Adjustments	Purchase Price Allocation (As Revised)
Purchase Consideration:
Cash	$6,000	$-	$6,000
Deferred cash consideration	6,782	-	6,782
Common stock	18,118	-	18,118

Total Purchase Consideration	$30,900	$-	$30,900

Less:
Trade name	$291	$(125)	$166
Customer relationships	4,170	(2,245)	1,925
Internally developed technology	334	(159)	175
Non-compete agreements	-	11	11
Property and equipment	1,802	-	1,802
Other assets	52	-	52
Notes payable - non-current portion	(24)	-	(24)
Lease liability - non-current portion	(1,730)	-	(1,730)
Debt-free net working capital deficit	(1,792)	197	(1,595)

Fair Value of Identified Net Assets	$3,103	$(2,321)	$782

Remaining Unidentified Goodwill Value	$27,797	$2,321	$30,118

In connection with the acquisition of Envoy, the Company acquired intangible assets in the form of a trade name, customer relationships, internally developed technology and non-compete agreements.

The Company used the relief from royalty method when determining the fair value of the acquired trade name and internally developed technology. The fair value was determined by applying an estimated royalty rate to revenues, measuring the value the Company would pay in royalties to a market participant if it did not own the trade name and internally developed technology and had to license it from a third party. The trademark was assigned a useful life of 2 years and the internally developed technology was assigned a useful life of 3 years.

When determining fair value of customer relationships, a form of income approach, known as the multi period excess earnings method was used. The fair value was determined by calculating the present value of estimated future operating cash flows generated from the existing customers less costs to realize the revenue. The Company applied a discount rate of 21%, which reflected the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts include an assumed income tax rate of 26%. The customer relationships were assigned a useful life of 5.3 years.

The Company used a discounted cash flow model when determining the fair value of the non-compete agreements. Significant assumptions included a discount rate of 21% and an assumed income tax rate of 26%. The non-compete agreements were assigned a useful life of 2 years.

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

As of September 30, 2023, the estimated fair value of the common stock consideration payable was $18,118. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the common stock consideration payable on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the common stock consideration liability.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

3. BUSINESS COMBINATIONS – CONTINUED

The components of debt free net working capital deficit are as follows:

	Purchase Price Allocation (Preliminary)	Measurement Period Adjustments	Purchase Price Allocation (As Revised)
Current assets:
Cash	$19	$-	$19
Accounts receivable	391	-	391
Prepaid expenses and other current assets	254	-	254

Total current assets	$664	$-	$664

Less current liabilities:
Accounts payable	$853	$-	$853
Current portion of lease liability	591	-	591
Current portion of notes payable	7	-	7
Deferred revenue	229	-	229
Accrued expenses and other current liabilities	776	(197)	579

Total current liabilities	$2,456	$(197)	$2,259

Net working capital deficit	$(1,792)	$197	$(1,595)

Goodwill was recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired and the amount is attributable to the reputation of the business acquired, the workforce in place and the synergies to be achieved from this acquisition. Goodwill of $30,118 from the acquisition of Envoy is not expected to be deductible for income tax purposes.

The condensed consolidated financial statements of the Company include the results of operations of Envoy from April 18, 2023 to September 30, 2023 and do not include results of operations for periods prior to April 18, 2023. The results of operations of Envoy from April 18, 2023 to September 30, 2023 included revenues of $1,896 and a net loss of $1,451.

The following table presents the unaudited pro forma condensed consolidated results of operations for the three and nine months ended September 30, 2023 and 2022 as if the acquisition of Envoy occurred at the beginning of fiscal year 2022. The pro forma information provided below is compiled from the preacquisition financial information of Envoy and includes pro forma adjustments to give effect to (i) interest expense related to notes issued as consideration and (ii) amortization expense associated with the acquired intangible assets. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2022 or (ii) future results of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$43,544	$18,138	$98,757	$40,898
Net loss	$(113,977)	$(27,268)	$(185,867)	$(66,730)

As of the date of the acquisition, the Company expected to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition-related costs of $333 expensed as incurred and are recorded within general and administrative expenses on the condensed consolidated statements of operations.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

4. IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

During the three months ended September 30, 2023, the Company considered the decline in its stock price to be an indicator of impairment and, accordingly, performed a quantitative impairment assessment of its goodwill and intangible assets. This assessment involved comparing the estimated fair value of each of its reporting units to the reporting unit’s carrying value, inclusive of the goodwill balance allocated to the reporting unit.

Estimation of the fair value of each reporting unit involved the projection of discounted future cash flows using certain assumptions that are subjective in nature, including assumptions related to historical and market growth rates and gross margin improvements, as well as future operating expense synergies and optimization, among other factors. Based on its analysis, the Company determined that the carrying value exceeded the estimated fair value as of September 30, 2023 in all reporting units~~.~~ Consequently, the Company recognized a goodwill impairment charge of $89,087 in the condensed consolidated statements of operations during the three and nine months ended September 30, 2023.

The fair value measurements used in the evaluation described above are considered to be Level 3 valuations within the fair value hierarchy, as the measurements involve projections of discounted future cash flows, which are derived from unobservable assumptions, the most subjective of which are the discount rates for each respective reporting unit. The discount rate used in for all reporting units ranged from 20% to 22.5%.

Changes in goodwill during the nine months ended September 30, 2023 were as follows:

Beginning balance January 1, 2023	$203,710
Impairment of goodwill	(89,087)
Acquisition of Envoy	30,118
Effect of translation adjustments	140
Ending balance September 30, 2023	$144,881

Similarly, the Company determined that the carrying value of certain intangible assets had exceeded its undiscounted cash flows and, as a result, recorded an intangible asset impairment charge of $5,143 in the condensed consolidated statements of operations during the three and nine months ended September 30, 2023.

Changes in intangible assets during the nine months ended September 30, 2023 were as follows:

	December 31, 2022	Additions	Impairment	September 30, 2023
Internal use software	$1,123	$-	$-	$1,123
Capitalized engineering costs	237	-	-	237
Trade name and patents	2,759	166	(13)	2,912
Customer relationships	21,398	1,925	(4,405)	18,918
Favorable leases	257	-	-	257
Internally developed technology	5,031	175	(218)	4,988
Non-compete agreements	2,253	11	(507)	1,757
	33,058	2,277	(5,143)	30,192
Less: accumulated amortization	(6,912)	(7,194)	-	(14,106)
Plus: foreign currency translation	436	755	-	1,191
Intangible assets, net	$26,582	$(4,162)	$(5,143)	$17,277

5. NOTES PAYABLE

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

Under the terms of the Amendment, the parties modified the manner by which the “Deferred Merger Consideration” (which remains $40,600, plus accrued interest) will be paid by the Company. As amended, the Company agreed to pay: (a) within 15 days following our consummation of a financing transaction or series of related transactions in excess of $150,000 since the June 2022 closing of the Merger Agreement, $12,500 of the outstanding Deferred Merger Consideration in cash to the former stockholders of SemaConnect (the “Stockholders”), and (b) within 15 days following our consummation of any financing transaction or series of related transactions in excess of $250,000 since the closing of the Merger Agreement, fifty cents of every dollar of proceeds received by the Company in excess of $250,000 to repay the Deferred Merger Consideration until all Deferred Merger Consideration is paid in full to the Stockholders. The Company agreed that its payment obligations will be guaranteed by all of the Company’s U.S. subsidiaries and secured by a security interest on all assets of the Company and its United States subsidiaries. The Company also agreed that such obligations will be due and payable by April 1, 2025, shortening the original due date from June 13, 2025.

Each Stockholder will have the right to convert its outstanding Deferred Merger Consideration (after the initial payment of $12,500, including accrued interest) into shares of the Company’s common stock at a conversion price equal to 126% of the seven-day average prior to the date of the Amendment, provided that under no circumstance will the Company be obligated to issue such number of shares equal to or in excess of 20% of the Company’s common stock to the Stockholders, taking into account all common stock previously issued to such holders in the transaction. Under the Amendment, interest on the Deferred Merger Consideration was increased from 7% to 9.5% per annum following the date of the Amendment until full repayment of Deferred Merger Consideration. One half of the accrued interest may be paid in cash and the other half may be paid in-kind.

In consideration of the agreement by the Stockholders to enter into the Amendment, the Company agreed to issue 158,372 shares of its common stock with a fair value of $1,000 (“Consent Fee”) (based on the average closing price on and over the three days before and after the date of the Amendment) to the Stockholders’ Representative. The Company also agreed to reimburse up to $50 of the Stockholders’ Representative’s out-of-pocket expenses. The Amendment was determined to be an extinguishment of debt in accordance with ASC 470. As a result, the Consent Fee of $1,000 was accounted for as a loss on extinguishment of notes payable on the condensed consolidated statement of operations during the three and nine months ended September 30, 2023. Furthermore, the Company will recognize up to $50 of reimbursable legal fees as a debt discount to the face of the note, which will be amortized through interest expense over the term of the note.

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

On September 2, 2022, the Company entered into a Sales Agreement (“Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC (the “Agents”) to conduct an “ATM” equity offering program pursuant to which the Company may issue and sell from time to time shares of our common stock, having an aggregate offering price of up to $250,000 through the Agents, as the Company’s sales agents. The Company currently anticipates using the net proceeds from the sale of its shares of common stock under the ATM program to supplement our operating cash flows to fund EV charging station deployment and growth plans. The Company also plans to use any remaining proceeds it receives for working capital and other corporate purposes. The amounts and timing of our use of the net proceeds will depend on a number of factors, such as the timing and progress of our EV charging station deployment efforts, the timing and progress of any partnering and collaboration efforts and technological advances. During the nine months ended September 30, 2023, the Company sold 5,320,635 shares of its common stock pursuant to the ATM program for gross proceeds of approximately $28,260 and net proceeds of approximately $27,613 after deducting offering expenses. As of September 30, 2023, 6,066,119 shares have been sold pursuant to the ATM program representing gross proceeds of approximately $36,528. Included within the 6,066,119 shares sold pursuant to the ATM, are 186,763 shares of the Company’s common stock sold for aggregate proceeds of $571 subsequent to September 30, 2023.

COMMON STOCK

During the nine months ended September 30, 2023, the Company issued an aggregate of 557,733 shares of common stock pursuant to exercises of warrants to purchase an aggregate of 557,733 shares of common stock for aggregate net proceeds of $835.

During the nine months ended September 30, 2023, the Company issued an aggregate of 5,866 shares of common stock for services to a board member with an issuance date fair value of $132.

During the nine months ended September 30, 2023, the Company issued an aggregate of 8,235 shares of common stock with an issuance date fair value of $35 in satisfaction of a common stock liability.

During the nine months ended September 30, 2023, the Company issued an aggregate of 393,240 shares of the Company’s common stock pursuant to the cashless exercise of 796,940 options and warrants. The options had a weighted average exercise price of $3.35 per share and the warrants had a weighted average exercise price of $4.25 per share.

During the nine months ended September 30, 2023, the Company issued an aggregate of 103,843 shares of common stock with an issuance date fair value of $128 as compensation to employees and its former Chief Executive Officer.

During the nine months ended September 30, 2023, the Company received 27,681 shares of common stock with a value of $197 which were surrendered by the recipients for payroll tax purposes. These shares were surrendered and cancelled as of September 30, 2023.

During the nine months ended September 30, 2023, the Company issued an aggregate of 370,899 shares of common stock with an issuance date fair value of $2,600 in satisfaction of accrued issuable equity to its former Chief Executive Officer. See Note 9 – Commitments and Contingencies – Separation Agreement for additional details.

See Note 5 – Notes Payable for details of the issuance of 158,372 shares of common stock in connection with the extinguishment of notes payable.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three and nine months ended September 30, 2023 of $1,104 and $20,543, respectively, which is included within compensation expense on the condensed consolidated statements of operations. The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three and nine months ended September 30, 2022 of $4,832 and $7,821, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of September 30, 2023, there was $5,008 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.57 years.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

7. RELATED PARTY TRANSACTIONS

See Note 9 – Commitments and Contingencies – Purchase Commitments for disclosure of a commitment made to a related party.

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. The Company owns 40% of the Entity while the other three entities own 60% of the Entity. Subsequently, two of the three other parties exited the joint venture and the remaining other party acquired the ownership of the exiting partners. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which operates in the Greek EV market. The obligation to fund the future operations of the Entity is limited Company’s 40% ownership. The Company did not record sales to Hellas during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company recognized sales of $0 and $68, respectively, As of September 30, 2023 and December 31, 2022 the Company had a payable of approximately $68 and $84, respectively, to Hellas. In addition, the Company had invested $92 and $0 as of September 30, 2023 and December 31, 2022, respectively, in Hellas.

The Company determined that the Entity is a variable interest entity, however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through September 30, 2023, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the nine months ended September 30, 2023 and 2022

BLINK CHARGING UK LIMITED

As of September 30, 2023, several close family members of a senior management employee are providing services to Electric Blue Limited. For the three and nine months ended September 30, 2023, these related parties have collectively provided services worth $119 and $244, respectively, to Electric Blue Limited. Furthermore, as of September 30, 2023, there were purchase commitments of $0 to the same related parties.

8. LEASES

OPERATING LEASES

Total operating lease expenses for the three and nine months ended September 30, 2023 were $578 and $1,727 respectively, and for the three and nine months ended September 30, 2022 were $185 and $528, respectively, which were recorded in other operating expenses on the condensed consolidated statements of operations. Operating lease expenses consist of rent expense, CAM adjustments and other expenses.

As of September 30, 2023, the Company did not have additional operating and financing leases that have not yet commenced.

During the three and nine months ended September 30, 2023, the Company recorded $(1) and $115, respectively, of interest (benefit) expense related to finance leases, which were recorded within interest expense on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recorded amortization expense of $394 and $916 related to finance leases. There were no expenses incurred related to finance leases during the nine months ended September 30, 2022.

Supplemental cash flows information related to leases was as follows:

	For The Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$3,014	$412
Financing cash flows from finance leases	$2,103	$144

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,386	$398
Finance leases	$3,733	$931

Weighted Average Remaining Lease Term
Operating leases	3.10	3.21
Finance leases	2.00	2.50

Weighted Average Discount Rate
Operating leases	7.7%	3.8%
Finance leases	6.5%	6.2%

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

8. LEASES – CONTINUED

Future minimum payments under non-cancellable leases as of September 30, 2023 were as follows:

For the Years Ending December 31,	Operating Lease	Finance Lease
2023	$3,038	$1,378
2024	2,397	813
2025	1,775	297
2026	1,209	27
2027	777	21
Thereafter	1,448	-
Total future minimum lease payments	10,644	2,536
Less: imputed interest	(1,812)	(192)
Total	$8,832	$2,344

9. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

As of September 30, 2023, the Company had purchase commitments of approximately $49,492, which will become payable upon the suppliers’ delivery of the charging stations and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12-24 months.

LITIGATION AND DISPUTES

The Company may be subject to lawsuits, investigations, intellectual property matters, claims and proceedings, including, but not limited to, contractual disputes with vendors and customers and liabilities related to employment, health and safety matters that may arise in the ordinary course of business. The Company accrues for losses that are both probable and reasonably estimable. Loss contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss and/or the measurement of any loss can be complex and subject to change.

The Company believes it has recorded adequate provisions for any such lawsuits, investigations, claims, and proceedings as of September 30, 2023, and the Company believes it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the condensed consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. However, future events or circumstances, currently unknown to management, may potentially have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting period.

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s former Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit and, on December 21, 2020, the court appointed Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs. The Co-Lead Plaintiffs filed an Amended Complaint on February 19, 2021. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020. On April 20, 2021, Blink and the other defendants filed a motion to dismiss the Amended Complaint, which has now been fully briefed and is ready for review. On April 7, 2022, the court held oral argument on the motion to dismiss but did not issue a decision. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel to defend the action vigorously. The Company has not recorded an accrual related to this matter as of September 30, 2023 as it determined that any such loss contingency was either not probable or estimable.

On September 15, 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserts that the Director defendants caused Blink to make the statements that are at issue in the securities class action and, as a result, the Company will incur costs defending against the consolidated Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserts claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he seeks damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. The parties agreed to temporarily stay the Klein Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. On June 17, 2022, the court substituted the executrix of Klein’s estate as the plaintiff. The Company has not recorded an accrual related to this matter as of September 30, 2023 as it determined that any such loss contingency was either not probable or estimable.

On December 23, 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants sued in the Klein Lawsuit and asserting similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). On February 17, 2021, the parties agreed to consolidate the Klein and Bhatia actions, which the court consolidated under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The parties also agreed to keep in place the temporary stay. The court subsequently vacated the consolidation order and explained the parties should first file a motion to transfer, which the parties have done. On June 22, 2022, the court re-consolidated the Klein and Bhatia actions and reinstated the temporary stay. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel to defend the action vigorously. The Company has not recorded an accrual related to this matter as of September 30, 2023, as it determined that any such loss contingency was either not probable or estimable.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

9. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION AND DISPUTES – CONTINUED

On February 7, 2022, another shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in the Eighth Judicial District Court in Clark County, Nevada, seeking to pursue claims belonging to the Company against six of Blink’s directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The complaint filed in the McCauley Lawsuit asserts similar allegations to the Klein Lawsuit relating to the statements at issue in the securities class action and asserts claims for breach of fiduciary duty and unjust enrichment. The McCauley Lawsuit seeks both injunctive and monetary relief from the individual defendants, as well as an award of attorneys’ fees and costs. On March 29, 2022, the Nevada court approved the parties’ stipulation to temporarily stay the McCauley Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. The Company has not recorded an accrual related to this matter as of September 30, 2023, as it determined that any such loss contingency was either not probable or estimable.

WARRANTY

The Company estimates an approximate cost of $567 to repair deployed chargers, which the Company owns as of September 30, 2023.

SEPARATION AGREEMENT

On June 21, 2023, the Company and its former Chief Executive Officer Michael D. Farkas entered into a separation and general release agreement, dated as of June 20, 2023 (the “Separation Agreement”) pursuant to Mr. Farkas’ May 1, 2023 termination of employment and the terms of Mr. Farkas’ employment agreement, effective as of January 1, 2021 (the “Employment Agreement”). The Separation Agreement became effective on June 28, 2023, following a statutory revocation period. Under the terms of the Separation Agreement, the Company agreed to provide Mr. Farkas with (i) $6,028 in cash compensation, (ii) 383,738 shares of the Company’s common stock and (iii) reimbursement for medical benefits under COBRA for 24 months or until Mr. Farkas becomes eligible for coverage under another employer’s group plan. In addition, Mr. Farkas’ outstanding issued and unvested equity awards became vested and, as a result, the Company recognized approximately $2,900 of stock-based compensation expense during the nine months ended September 30, 2023 related to the accelerated awards. In return, Mr. Farkas agreed that he has received all compensation to which he is entitled with respect to his employment or termination thereof (except for any obligations under the parties’ Commission Agreement, dated as of November 17, 2009) and Mr. Farkas released the Company from all claims that he might have related to his employment. Further, Mr. Farkas acknowledged that the terms of his non-competition and non-solicitation covenants under his Employment Agreement remain in effect, except that Mr. Farkas will be permitted to continue to work with certain individuals with whom he has a current relationship outside of the Company. During the three months ended September 30, 2023, the Company issued 383,738 shares of common stock with an issuance date fair value of $2,900 to Mr. Farkas in connection with the Separation Agreement of which 370,899 shares of common stock with a fair value of $2,600 was previously accrued for as of June 30, 2023.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” or the “Company”) as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and under a similar item in subsequent periodic reports, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

U.S. dollars are reported in thousands, except for share and per share amounts.

Overview

We are a leading manufacturer, owner, operator and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its nationwide Blink EV charging networks (the “Blink Networks”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and other EV-related services. The Blink Networks are a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Networks provide property owners, managers, parking companies, state and municipal entities, and other types of commercial customers, (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Networks also provide EV drivers with vital station information, including station location, availability and fees.

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

●	In our Blink-owned turnkey business model, we incur the costs of the charging equipment and installation. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Networks. In this model, which favors recurring revenues, we incur most costs associated with the EV charging stations; thus, we retain substantially all EV charging revenues after deducting network connectivity and processing fees. Typically, our agreement with the Property Partner lasts seven years with extensions that can bring the term to a total of up to 21 years.

●	In our Blink-owned hybrid business model, we incur the costs of the charging equipment while the Property Partner incurs the costs of installation. We own and operate the EV charging station and provide connectivity to the Blink Networks. In this model, the Property Partner incurs the installation costs associated with the EV station; thus, we share a more generous portion of the EV charging revenues with the Property Partner generated from the EV charging station after deducting network connectivity and processing fees. Typically, our agreement with the Property Partner lasts five years with extensions that can bring the term up to 15 years.

●	In our host-owned business model, the Property Partner purchases, owns and operates the Blink EV charging station and incurs the installation costs. We work with the Property Partner by providing site recommendations, connectivity to the Blink Networks, payment processing, and optional maintenance services. In this model, the Property Partner retains and keeps all the EV charging revenues after deducting network connectivity and processing fees.

●	In our Blink-as-a-Service model, we own and operate the EV charging station, while the Property Partner incurs the installation costs. The Property Partner pays us a fixed monthly fee for the service and keeps all the EV charging revenues after deducting network connectivity and processing fees. Typically, our agreement with the Property owner lasts five years.

We also operate an EV based ride-sharing business through our wholly-owned subsidiary, Blink Mobility LLC (“Mobility”). Blink Mobility operates a car sharing program in Los Angeles, California, through its subsidiary, BlueLA Rideshare, LLC, which allows customers the ability to rent electric vehicles through a subscription service and charge those cars through our charging stations. In April 2023, Blink Mobility acquired Envoy Technologies, Inc. (“ Envoy Technologies”), a software and mobility services company offering shared EVs as an amenity for national real estate developers and owners. In connection with the acquisition of Envoy Technologies, our board of directors authorized our management to begin planning the spin-off and initial public offering of Blink Mobility. As of the date of this report, we have engaged an investment bank to assist with this process, but there is no guarantee the spin-off or initial public offering will occur.

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

In 2022 and 2023, through the acquisitions of SemaConnect, Inc., Envoy Technologies, Inc. and Electric Blue Limited, we added new offices in Bowie, Maryland, St. Albans, United Kingdom, and Los Angeles, California, and manufacturing facilities in Bowie, Maryland and Bangalore, India. These new office and manufacturing facilities add to our expanding U.S. and international capacity to develop and manufacture hardware and innovate new software capabilities to better meet the needs of an evolving EV charging landscape, while also serving as a key hub for operations serving the Europe, Asia Pacific and Middle East regions. This expansion in footprint is part of our growth strategy to grow our global engineering teams and develop operational hubs to facilitate expansion into new international regions.

As of September 30, 2023, we sold or deployed 84,703 chargers, of which 65,079 were in Blink’s Networks (57,571 Level 2 publicly accessible commercial chargers, 5,134 Level 2 private commercial chargers, 1,832 DC Fast Charging EV publicly accessible chargers, 28 DC Fast Charging EV private chargers, and 514 residential Level 2 Blink EV chargers, inclusive of 10,286 chargers pending to be commissioned). Included in the Blink Networks are 5,212 chargers owned by us. The remaining were non-networked, on other networks or international sales or deployments (1,991 Level 2 commercial chargers, 145 DC Fast Charging chargers, 12,224 residential Level 2 Blink EV chargers, 3,716 sold to other U.S. networks, 1,468 sold internationally and 80 deployed internationally). The charger units noted above are net of swap-out or replacement units

As reflected in our condensed consolidated financial statements as of September 30, 2023, we had cash of $66,678, working capital of $94,455 and an accumulated deficit of $518,034. During the three and nine months ended September 30, 2023, we incurred net losses of $112,721 and $184,004, respectively. We have not yet achieved profitability.

Recent Developments

Acquisition

On April 18, 2023, the Company, Mobility and Mobility Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Mobility (“Merger Sub”), entered into and, after all parties met the closing conditions, consummated the transactions contemplated under an Agreement and Plan of Merger, dated as of April 18, 2023 (the “Acquisition Agreement”), with Envoy Technologies. Pursuant to the Acquisition Agreement, Merger Sub merged with and into Envoy Technologies, whereupon the separate corporate existence of Merger Sub ceased, and Envoy Technologies was the surviving corporation of the merger and a wholly-owned subsidiary of Mobility (the “Acquisition”).

Under the terms of the Acquisition Agreement, the acquisition consideration was up to $35,500, paid as follows: (i) $6,000 in cash paid upon the closing of the Acquisition Agreement (the “Closing”); (ii) a promissory note of Blink Mobility in the principal amount of $5,000 which bears interest at a rate of 6% per annum and becomes due 12 months from Closing; (iii) a promissory note of Blink Mobility in the principal amount of $2,000 which bears interest at a rate of 6% per annum and becomes due 18 months from Closing; and (iv)(a) in the event of an initial public offering or direct listing of Mobility or Mobility’s successor within 24 months after the Closing (and shares of common stock of the Company are not issued in lieu thereof), $18,500, $21,000 or $22,500 worth of shares of common stock of Mobility or Mobility’s successor, depending on the timing of such offering or listing, (b) in the event there is no initial public offering or direct listing of Mobility or Mobility’s successor within 24 months after the Closing, $21,000 worth of shares of common stock of the Company, or (c) at the Company’s option, a combination of cash and common stock of the Company with an aggregate value of $21,000.

The aggregate purchase price was $30,900 as well as the assumption of working capital deficit of $1,595 (which included closing date cash of $19). The fair value of the consideration paid in the acquisition consisted of: (a) $6,000 in cash ($3,440 was paid at Closing and $2,560 was paid prior to Closing in the form of a note receivable); (b) $6,782 in aggregate promissory notes; and (c) $18,118 in common stock of Mobility subject to the conditions described above.

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

ATM Program

During the three months ended September 30, 2023, the Company sold an additional 2,477,948 shares of common stock under the ATM program for aggregate gross proceeds of $9,392, less issuance costs of $267.

New Product and Service Offerings

In January 2023, we announced the new products which included the Vision, EQ 200, Series 3, PQ 150, and 30kW DC Fast Charger, which are designed to serve the increasing demands of the growing EV markets across the U.S., Europe, Asia and Latin America.

The reimagined Vision is designed as a two-in-one solution to attract and captivate drivers and provide site hosts and advertisers with an innovative media solution. With a newly designed 55” LCD screen capable of displaying static and dynamic advertising, the Vision is the ideal point-of-charge advertising solution with two 80 amp, 19.2kW ports that can charge simultaneously. The Vision offers easy payment via RFID, Apple Pay, Google Wallet, and all major credit cards. Additional features include cloud connectivity via built-in 4G LTE signal, retractable cable management and dual cable configurations with two universal J1772 plugs and a built-in camera for additional security. Site owners can benefit from charging and advertising revenue share models for this product.

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

The Series 9 30kW DC Fast Charger is our latest solution for fast charging across global markets. A small footprint charging station designed for speed and flexibility, this product was designed to quickly charge tomorrow’s EVs today and offers the perfect balance of size and power, providing up to 100 amps and 1,000 volts of output. A 7-inch LCD touchscreen display provides drivers with an intuitive charging process and the charger integrates with the newly redesigned Blink Networks over a Wi-Fi, Ethernet or 4G connection, offering high-performance, compatibility, and remote monitoring.

Key Factors Affecting Operating Results

We believe our performance and future success depend on several factors, including those discussed below:

Competition – The EV charging equipment and service market is highly competitive, and we expect the market to become increasingly competitive as new entrants enter this growing market. Our products and services compete on product performance and features, the total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability, and the installed base’s size. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. If our market share decreases due to increased competition, its revenue and ability to generate profits in the future may be impacted.

Growth – Our growth is highly dependent upon the adoption by consumers of EVs, and we are subject to the risk of any reduced demand for EVs. The market for alternative fuel vehicles is relatively new and rapidly evolving. It is characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, and specifically EVs, include perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost; the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use; improvements in the fuel economy of the internal combustion engine; consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive; the environmental consciousness of consumers; volatility in the cost of oil and gasoline; consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries and the impact of international conflicts; government regulations and economic incentives promoting fuel efficiency and alternate forms of energy; access to charging stations, standardization of EV charging systems and consumers’ perceptions about convenience and cost to charge an EV; and the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles. If the market for EVs does not gain broad market acceptance or develops slower than we expect, our business, prospects, financial condition and operating results may be adversely affected.

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

Expansion through Acquisitions - We may pursue strategic domestic and international acquisitions to expand our operations. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing clients of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Fully integrating an acquired company or business into our operations may take a significant amount of time. If we are unable to integrate or pursue strategic acquisitions, our financial condition and results of operations will be negatively impacted.

Consolidated Results of Operations

	For The Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		3 Months		9 Months
	2023	2022	2023	2022	Difference $	Difference %	Difference $	Difference %

Revenues:
Product sales	$35,059	$13,358	$76,035	$30,238	$21,701	162%	$45,797	151%
Charging service revenue - company-owned charging stations	3,859	1,256	11,111	3,857	2,603	207%	7,254	188%
Network fees	1,973	1,456	5,268	2,089	517	36%	3,179	152%
Warranty	849	309	2,163	475	540	175%	1,688	355%
Grant and rebate	47	83	284	283	(36)	-43%	1	0%
Car-sharing services	903	367	2,112	885	536	146%	1,227	139%
Other	687	418	914	706	269	64%	208	29%

Total Revenues	43,377	17,247	97,887	38,533	26,130	152%	59,354	154%

Cost of Revenues:
Cost of product sales	24,619	8,663	49,509	21,134	15,956	184%	38,375	134%
Cost of charging services - company-owned charging stations	566	235	2,196	769	331	141%	1,427	186%
Host provider fees	2,399	973	6,285	2,345	1,426	147%	3,940	168%
Network costs	407	508	1,339	924	(101)	-20%	415	45%
Warranty and repairs and maintenance	561	803	2,924	1,437	(242)	-30%	1,487	103%
Car-sharing services	931	470	3,162	1,555	461	98%	1,607	103%
Depreciation and amortization	1,109	814	2,853	2,045	295	36%	808	40%

Total Cost of Revenues	30,952	12,466	68,268	30,209	18,126	145%	38,059	126%

Gross Profit	12,785	4,781	29,619	8,324	8,004	167%	21,295	256%

Operating Expenses:
Compensation	15,268	17,605	75,967	37,643	(2,337)	-13%	38,324	102%
General and administrative expenses	8,539	6,594	26,466	20,023	1,945	29%	6,443	32%
Other operating expenses	5,444	5,079	14,555	12,159	365	7%	2,396	20%
Impairment of intangible assets	5,143	-	5,143	-	5,143	100%	5,143	100%
Impairment of goodwill	89,087	-	89,087	-	89,087	100%	89,087	100%

Total Operating Expenses	123,481	29,278	211,218	69,825	94,203	322%	141,393	202%

Loss From Operations	(110,696)	(24,497)	(181,599)	(61,501)	(86,199)	352%	(120,098)	195%

Other (Expense) Income:
Interest expense	(970)	(917)	(2,373)	(1,056)	(53)	6%	(1,317)	125%
Gain (loss) on foreign exchange	144	(595)	925	(836)	739	-124%	1,761	-211%
Loss on extinguishment of notes payable	(1,000)	-	(1,000)	-	(1,000)	100%	(1,000)	100%
Change in fair value of derivative and other accrued liabilities	-	108	10	35	(108)	-100%	(25)	-71%
Other income (expense), net	608	254	1,258	(53)	354	139%	1,311	-2,474%

Total Other Expense	(1,218)	(1,150)	(1,180)	(1,910)	(68)	6%	730	-38%

Loss Before Income Taxes	$(111,914)	$(25,647)	$(182,779)	$(63,411)	$(86,267)	336%	$(119,368)	188%

Provision for income taxes	(807)	-	(1,225)	-	(807)	100%	$(1,225)	100%

Net Loss	$(112,721)	$(25,647)	$(184,004)	$(63,411)	$(87,074)	340%	$(120,593)	190%

Three Months Ended September 30, 2023 Compared Three Months Ended September 30, 2022

Revenues

Total revenue for the three months ended September 30, 2023 increased by $26,130, or 152%, to $43,377 compared to $17,247 during the three months ended September 30, 2022.

Revenue from product sales was $35,059 for the three months ended September 30, 2023 as compared to $13,358 during the three months ended September 30, 2022, an increase of $21,701, or 162%. This increase was attributable to increased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2022.

Charging service revenue from Company-owned charging stations was $3,859 for the three months ended September 30, 2023 as compared to $1,256 for the three months ended September 30, 2022, an increase of $2,603, or 207%. The increase is due to the increase in utilization of chargers and an increased number of chargers on the Blink Networks.

Network fee revenues were $1,973 for the three months ended September 30, 2023 as compared to $1,456 for the three months ended September 30, 2022, an increase of $517, or 36%. The increase was attributable to increases in host owned units during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Warranty revenues were $849 for the three months ended September 30, 2023 as compared to $309 for the three months ended September 30, 2022, an increase of $540, or 175%. The increase was primarily attributable to an increase in warranty contracts sold for the three months September 30, 2023 as compared to the three months September 30, 2022. As of September 30, 2023, we recorded a liability of $9 which represents the estimated cost of existing backlog of known warranty cases.

Grant and rebate revenues were $47 during the three months ended September 30, 2023 as compared to $83 during the three months ended September 30, 2022, a decrease of $36, or 43%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The decrease in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the three months September 30, 2023, and 2022.

Car-sharing services revenues were $903 during the three months ended September 30, 2023 as compared to $367 during the three months ended September 30, 2022, an increase of $536, or 146%. These revenues are derived from car-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020. Also contributing to the increase in revenues is revenues of $782 from Envoy, which was acquired in April 2023.

Other revenue increased by $269 or 64% to $687 for the three months ended September 30, 2023 as compared to $418 for the three months ended September 30, 2022. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the three months September 30, 2023 compared to the same period in 2022. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended September 30, 2023 were $30,592 as compared to $12,466 for the three months ended September 30, 2022, an increase of $18,126 or 145%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of product sales increased by $15,956, or 184%, from $8,663 for the three months ended September 30, 2022 as compared to $24,619 for the three months ended September 30, 2023. The increase was primarily due to the increase in product sales of commercial chargers, DC fast chargers and home residential chargers during the three months ended September 30, 2023 compared to the same period in 2022.

Cost of charging services-company-owned charging stations (electricity reimbursements) increased by $331, or 141%, to $566 for the three months ended September 30, 2023 as compared to $235 for the three months ended September 30, 2022. The increase in 2023 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $1,426, or 147%, to $2,399 during the three months ended September 30, 2023 as compared to $973 during the three months ended September 30, 2022. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements.

Network costs decreased by $101 or 20%, to $407 during the three months ended September 30, 2023 as compared to $508 during the three months ended September 30, 2022. The decrease was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system compared to the same period in 2022.

Warranty and repairs and maintenance costs decreased by $242, or 30%, to $561 during the three months ended September 30, 2023 from $803 during the three months ended September 30, 2022. The decrease in 2023 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases in the prior year.

Cost of car-sharing services was $931 during the three months ended September 30, 2023 as compared to $470 during the 2022 period. The increase was due to an increase in vehicles used in this operation during the period. These costs are from car-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020. Also contributing to the increase in costs for these services is $676 from Envoy, which was acquired in April 2023.

Depreciation and amortization expense increased by $295, or 36%, to $1,109 for the three months ended September 30, 2023 as compared to $814 for the three months ended September 30, 2022. The increase in depreciation expense was attributable to an increase in the number of EV charging stations and vehicles associated with the ride-share services.

Operating Expenses

Compensation expense decreased by $2,337, or 13%, to $15,268 (consisting of approximately $14.1 million of cash compensation and benefits and approximately $1.1 million of non-cash compensation) for the three months ended September 30, 2023. Compensation expense was $17,605 (consisting of approximately $12.8 million of cash compensation and benefits and approximately $4.8 million of non-cash compensation) for the three months ended September 30, 2022. The decrease in compensation expense for the three months ended September 30, 2023 compared to the same period in 2022 was primarily related to decreases in personnel and compensation in executive, marketing, sales and operations departments as a result of the synergies realized as a result of the integration of the acquisitions from 2022. The decrease in compensation expense for the three months ended September 30, 2023 compared to the same period in 2022 was partially offset due to additional personnel in conjunction with the acquisition of Envoy in April 2023.

General and administrative expenses increased by $1,945, or 29%, to $8,539 for the three months ended September 30, 2023 as compared to $6,594 for the three months ended September 30, 2022. The increase was primarily attributable to increases in accounting, software licensing and other professional service expenditures of $2,168.

Other operating expenses increased by $365, or 7%, to $5,444 for the three months ended September 30, 2023 from $5,079 for the three months ended September 30, 2022. The increase was primarily attributable to increases in insurance, software expense, rent, hardware and software development costs and property/use tax expenditures of $1,931. Further, decreases in travel expenses of $134, partially offset the increase in other operating expenses for three months ended September 30, 2023 compared to the same period in 2022. Also contributing to the increase in other operating expenses were operating expenditures related to the 2023 acquisition of Envoy. The increase in other operating expenses for the three months ended September 30, 2023 compared to the same period in 2022 was partially offset by a decrease of $1,689 expenses related to the 4G network upgrade which was substantially performed during 2022.

During the three months ended September 30, 2023, we observed certain triggering events, including a decline in our stock price and, as a result, we conducted a quantitative impairment analysis of our goodwill and intangible assets and determined that the fair value of our reporting units were less than the carrying amount and, as a result, recorded an impairment charge of $89,087 related to goodwill and $5,143 related to intangible assets during the 2023 period.

Other Expense

We recorded other expense of $1,218 during the three months ended September 30, 2023 as compared to $1,150 for the three months ended September 30, 2022. The increase was primarily due to loss on extinguishment of notes payable of $1,000 recognized during the 2023 period, partially offset by an increase in a gain on foreign exchange of $739 as compared to the 2022 period.

Net Loss

Our net loss for the three months ended September 30, 2023 increased by $87,074, or 340%, to $112,721 as compared to $25,647 for the three months ended September 30, 2022. The increase was primarily attributable to an increase in operating expenses, partially offset by an increase in gross profit.

Total Comprehensive Loss

Our total comprehensive loss for the three months ended September 30, 2023 was $114,399 whereas our total comprehensive loss for the three months ended September 30, 2022 was $28,083.

Nine months Ended September 30, 2023 Compared Nine months Ended September 30, 2022

Revenues

Total revenue for the nine months ended September 30, 2023 increased by $59,354, or 154%, to $97,887 compared to $38,533 during the nine months ended September 30, 2022.

Revenue from product sales was $76,035 for the nine months ended September 30, 2023 compared to $30,238 during the nine months ended September 30, 2022, an increase of $45,797, or 151%. This increase was attributable to increased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2022.

Charging service revenue from Company-owned charging stations was $11,111 for the nine months ended September 30, 2023 as compared to $3,857 for the nine months ended September 30, 2022, an increase of $7,254, or 188%. The increase is due to the increase in utilization of chargers and an increased number of chargers on the Blink Networks.

Network fee revenues were $5,268 for the nine months ended September 30, 2023 as compared to $2,089 for the nine months ended September 30, 2022, an increase of $3,179, or 152%. The increase was attributable to increases in host owned units during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Warranty revenues were $2,163 for the nine months ended September 30, 2023 as compared to $475 for the nine months ended September 30, 2022, an increase of $1,688, or 355%. The increase was primarily attributable to an increase in warranty contracts sold for the nine months September 30, 2023 compared to the nine months September 30, 2022. As of September 30, 2023, we recorded a liability of $9 which represents the estimated cost of existing backlog of known warranty cases.

Grant and rebate revenues were $284 during the nine months ended September 30, 2023 as compared to $283 during the nine months ended September 30, 2022. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The decrease in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the nine months September 30, 2023, and 2022.

Car-sharing services revenues were $2,112 during the nine months ended September 30, 2023 as compared to $885 during the nine months ended September 30, 2022, an increase of $1,227, or 139%. These revenues are derived from car-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020. Also contributing to the increase in revenues is revenues of $1,406 from Envoy, which was acquired in April 2023.

Other revenue increased by $208 to $914 for the nine months ended September 30, 2023 as compared to $706 for the nine months ended September 30, 2022. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the nine months September 30, 2023 compared to the same period in 2022. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the nine months ended September 30, 2023 were $68,268 as compared to $30,209 for the nine months ended September 30, 2022, an increase of $38,059, or 126%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of product sales increased by $28,375, or 134%, from $21,134 for the nine months ended September 30, 2022 as compared to $49,509 for the nine months ended September 30, 2023. The increase was primarily due to the increase in product sales of commercial chargers, DC fast chargers and home residential chargers during the nine months ended September 30, 2023 compared to the same period in 2022.

Cost of charging services-company-owned charging stations (electricity reimbursements) increased by $1,427, or 186%, to $2,196 for the nine months ended September 30, 2023 as compared to $769 for the nine months ended September 30, 2022. The increase in 2023 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $3,940, or 168%, to $6,285 during the nine months ended September 30, 2023 as compared to $2,345 during the nine months ended September 30, 2022. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements.

Network costs increased by $415 or 45% to $1,339 during the nine months ended September 30, 2023 as compared to $924 during the nine months ended September 30, 2022. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system compared to the same period in 2022.

Warranty and repairs and maintenance costs increased by $1,487, or 103%, to $2,924 during the nine months ended September 30, 2023 from $1,437 during the nine months ended September 30, 2022. The increase in 2023 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases. As of September 30, 2023, we recorded a liability of $9 which represents the estimated cost of existing backlog of known warranty cases.

Cost of car-sharing services was $3,162 during the nine months ended September 30, 2023 as compared to $1,555 during the 2022 period. The increase was due to an increase in vehicles used in this operation during the period. These costs are from car-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020. Also contributing to the increase in costs for these services is $1,098 from Envoy, which was acquired in April 2023.

Depreciation and amortization expense increased by $808, or 40%, to $2,853 for the nine months ended September 30, 2023 as compared to $2,045 for the nine months ended September 30, 2022. The increase in depreciation expense was attributable to an increase in the number of EV charging stations and vehicles associated with the ride-share services.

Operating Expenses

Compensation expense increased by $38,324 or 102%, to $75,967 (consisting of approximately $55.4 million of cash compensation and benefits and approximately $20.5 million of non-cash compensation) for the nine months ended September 30, 2023. Compensation expense was $37,643 (consisting of approximately $29.8 million of cash compensation and benefits and approximately $7.8 million of non-cash compensation) for the nine months ended September 30, 2022. The increase in compensation expense for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated domestic and international growth of our company. In addition, compensation expense during the nine months ended September 30, 2023 compared to the same period in 2022 increased due to additional personnel in conjunction with the acquisition of Envoy in April 2023. Also contributing to the increase in compensation expense is (1) non-cash stock-based compensation of approximately $5,500 related to the accelerated vesting of equity award grants and additional stock-based compensation associated with the resignation of our former Chief Executive Officer pursuant to the terms of the Former CEO Employment Agreement, as set forth in the Separation and General Release Agreement, dated as of September 20, 2023, between our company and the former Chief Executive Officer; and (2) non-recurring expense of approximately $11,500, consisting of the non-recurring payment of approximately $6,000 to our former Chief Executive Officer pursuant to the Former CEO Employment Agreement and a non-recurring bonus expense of $5,500 related to the achievement by our Chief Technology Officer of systems, product and IT-related key performance indicators under his employment agreement, dated April 12, 2021. In addition, compensation expense during the September 30, 2023 period compared to the same period in 2022 increased due to additional personnel in conjunction with the acquisition of Envoy in April 2023.

General and administrative expenses increased by $6,443 or 32%, to $26,466 for the nine months ended September 30, 2023 as compared to $20,023 for the nine months ended September 30, 2022. The increase was primarily attributable to increases in accounting, legal, investor/public relations, consulting , software licensing and other professional service expenditures of $4,791. Further, general and administrative expenses increased due to increases in amortization expense of $2,858 primarily related to the acquisition of Envoy in 2023.

Other operating expenses increased by $2,396, or 20%, to $14,555 for the nine months ended September 30, 2023 from $12,159 for the nine months ended September 30, 2022. The increase was primarily attributable to increases in insurance, software expense, rent, and hardware and software expenses of $4,607. Further, increases in travel and vehicle expenses of $661, contributed to the increase in other operating expenses for nine months ended September 30, 2023 compared to the same period in 2022. Also contributing to the increase in other operating expenses were operating expenditures related to the acquisition of Envoy in 2023. The increase in other operating expenses for the nine months ended September 30, 2023 compared to the same period in 2022 was partially offset by a decrease of $3,088 expenses related to the 4G network upgrade which was substantially performed during 2022.

During the nine months ended September 30, 2023, we observed certain triggering events, including a decline in our stock price and, as a result, we conducted a quantitative impairment analysis of our goodwill and intangible assets and determined that the fair value of our reporting units were less than the carrying amount and, as a result, recorded an impairment charge of $89,087 related to goodwill and $5,143 related to intangible assets during the 2023 period.

Other Expense

We recorded other expense of $1,180 during the nine months ended September 30, 2023 as compared to $1,910 for the nine months ended September 30, 2022. The decrease was primarily due to an increase in other income of $1,311 and gains of foreign exchange of $1,761, partially offset by an increase in interest expense of $1,317 and a loss on extinguishment of notes payable of $1,000.

Net Loss

Our net loss for the nine months ended September 30, 2023 increased by $120,593 or 190%, to $184,004 as compared to $63,411 for the nine months ended September 30, 2022. The increase was primarily attributable to an increase in operating expenses, partially offset by an increase in gross profit.

Total Comprehensive Loss

Our total comprehensive loss for the nine months ended September 30, 2023 was $185,387 whereas our total comprehensive loss for the nine months ended September 30, 2022 was $68,725.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2023	December 31, 2022
	(unaudited)

Cash and Cash Equivalents	$66,678	$36,562

Working Capital	$94,455	$48,962

Debt	$47,439	$40,618

During the nine months ended September 30, 2023, we financed our activities from proceeds derived from equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the nine months ended September 30, 2023 and 2022, we used cash of $77,162 and $57,776, respectively, in operations. Our cash use for the nine months ended September 30, 2023 was primarily attributable to our net loss of $184,004, adjusted for net non-cash expenses in the aggregate amount of $129,253, partially offset by $22,411 of net cash provided by changes in the levels of operating assets and liabilities. Our cash use for the nine months ended September 30, 2022 was primarily attributable to our net loss of $63,411, adjusted for net non-cash expenses in the aggregate amount of $15,730, and $10,095 of cash used to fund changes in the levels of operating assets and liabilities.

During the nine months ended September 30, 2023, net cash used in investing activities was $12,451, of which $7,265 was used to purchase charging stations and other fixed assets, $4,660 was used as cash consideration for Envoy (net of cash acquired) and $526 related to the capitalization of certain engineering costs. During the nine months ended September 30, 2022, net cash used in investing activities was $54,225, of which, $38,338 was used as cash consideration for SemaConnect (net of cash acquired), $11,360 was used as cash consideration for EB (net of cash acquired), $2,230 was used to purchase charging stations and other fixed assets, $1,500 was used as a note receivable to a target, and $797 was related to the payment of engineering costs that were capitalized.

During the nine months ended September 30, 2023, cash provided by financing activities was $120,891, of which, $122,379 was provided by offering proceeds related to the sale of common stock, $835 was provided by the exercise of options and warrants, offset by $2,103 used to pay down our liability in connection with a finance lease and $220 used to pay down our liability in connection with internal use software. During the nine months ended September 30, 2022, cash used in financing activities was $766, of which, $201 was provided by the exercise of warrants and options, offset by $235 used to pay down our liability in connection with internal use software, $144 was used to pay down our finance lease liability and $588 was used to pay down notes payable.

As of September 30, 2023, we had cash, working capital and an accumulated deficit of $66,678, $94,455 and $518,034, respectively. During the nine months ended September 30, 2023, we had a net loss of $184,004.

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

During 2023, we commenced a plan designed to improve our liquidity by enhancing revenue economics and reducing selling, general, and administrative expenses. The plan seeks to achieve these goals by increasing gross profit through product optimization, integration of SemaConnect, Blink UK/EB and Blue Corner acquisitions, and reduction of operating expenses through cost avoidance and cost cutting strategies. There can be no assurances these strategies will be achieved.

On September 2, 2022, we entered into a Sales Agreement (“Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC (the “Agents”) to conduct an “at-the-market” (ATM) equity offering program pursuant to which we may issue and sell from time to time shares of our common stock, having an aggregate offering price of up to $250,000 through the Agents, as our sales agents. We currently anticipate using the net proceeds from the sale of our shares of common stock under the ATM program to supplement our operating cash flows to fund EV charging station deployment and our acquisition growth plan. We also plan to use any remaining proceeds we receive for working capital and other corporate purposes. The amounts and timing of our use of the net proceeds will depend on a number of factors, such as the timing and progress of our EV charging station deployment efforts, the timing and progress of any partnering and collaboration efforts and technological advances. During the nine months ended September 30, 2023, the Company sold 5,320,635 shares of its common stock for gross proceeds of approximately $28,260 pursuant to the ATM program. As of September 30, 2023, 6,066,119 shares have been sold pursuant to the ATM program representing gross proceeds of approximately $36,528. Included within the 6,066,119 shares sold pursuant to the ATM, are 186,763 shares of the Company’s common stock sold for aggregate proceeds of $571 subsequent to September 30, 2023.

Contractual Obligations and Commitments

We entered into purchase commitments that include purchase orders and agreements in the normal course of business with contract manufacturers, parts manufacturers, vendors for research and development services and outsourced services. As of September 30, 2023, we had purchase commitment of approximately $49,492, which will become payable upon the suppliers’ delivery of the charging stations, services and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12-24 months.

Further, we have operating and finance lease obligations over the next five years of approximately $11,176. These operating lease obligations are primarily related to corporate office space, warehousing, and parking spaces related to our car-sharing services.

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

Revenue Recognition

We recognize revenue primarily from four different types of contracts:

●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the company satisfies its performance obligation, which generally is at the time it ships the product to the customer or installation of the product.
●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Network fees and other – Represents a stand-ready obligation whereby the company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually for host-owned and monthly for Blink-owned stations.
●	Other – Other revenues primarily comprises of revenues generated from alternative fuel credits.

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

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances, as of September 30, 2023. As our foreign operations expand, our results may be more materially impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2022, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting”.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, management continued to validate the operational effectiveness of the remediation of the material weaknesses reported in the Company’s Form 10-K for the fiscal year ended December 31, 2022. Furthermore, management continued to commit resources to the ongoing evaluation of the internal control over financial reporting of its previously exempted subsidiaries, SemaConnect and Blink Charging UK Limited.

At the close of the third quarter of 2023, indicators of impairment were identified by the Company prompting it to undertake an impairment assessment of the carrying value of its goodwill earlier than the Company’s normal annual assessment. Although properly stated at the end of the quarter, the initial goodwill impairment was miscalculated.  Accordingly, management identified this deficiency as a material weakness related to the operational effectiveness of its internal controls in the goodwill impairment process. Specifically, this related to the timing of the controls and the formalization of documentation to substantiate the review. Management expects to remediate the timing and documentation of the controls during the fourth quarter of 2023.

Except for the above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For a description of our legal proceedings, see Note 9 – Commitments and Contingencies – Litigation and Disputes in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS.

In addition to the information set forth under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2022, and under a similar item in subsequent periodic reports, the information set forth at the beginning of Management’s Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information,” and updates noted below, you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We have a history of substantial net losses and expect losses to continue in the future; if we do not achieve and sustain profitability our financial condition could suffer.

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $113 million for the quarter ended September 30, 2023. As of September 30, 2023, we had net working capital of approximately $94 million and an accumulated deficit of approximately $518 million. We have not yet achieved profitability.

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

In July 2023, we received a subpoena from the SEC requesting the production of documentation and other information since January 1, 2020, relating to various subjects, including executive departures, related-party transactions, and EV charging station and other discrete disclosure matters. We intend to fully cooperate with the SEC and are in the process of responding to the subpoena. At this point, we are unable to predict what the timing or the outcome of the SEC investigation may be or what, if any, consequences the SEC investigation may have on us. We can provide no assurances as to the outcome of the SEC investigation.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

During the three months ended September 30, 2023, the Company issued an aggregate of 103,843 shares of common stock with an issuance date fair value of $128 as compensation to employees and its former Chief Executive Officer.

During the three months ended September 30, 2023, the Company received 27,681 shares of common stock with a value of $197 which were surrendered by the recipients for payroll tax purposes. These shares were surrendered and cancelled as of September 30, 2023.

During the three months ended September 30, 2023, the Company issued an aggregate of 370,899 shares of common stock with an issuance date fair value of $2,600 in satisfaction of accrued issuable equity to its former Chief Executive Officer.

During the three months ended September 30, 2023 in consideration of the agreement by the Stockholders to enter into the Amendment, the Company agreed to issue 158,372 shares of its common stock with a fair value of $1,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Number	Exhibit Description

2.2*	Amendment No. 2, dated as of August 4, 2023, to Agreement and Plan of Merger, dated as of June 13, 2022, by and among Blink Charging Co., SemaConnect LLC and Shareholder Representative Services LLC, as Stockholders’ Representative.	10-Q	2.2	08/09/2023
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
31.1	Rule 13a-14(a) or 15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) or 15d-14(a) Certification of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer				X
32.2**	Section 1350 Certification of Principal Financial Officer				X
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September, 2023 and 2022; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2023 and 2022; (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023; (v) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022; (vi) Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2023 and 2022; and (vii) Notes to Unaudited Condensed Consolidated Financial Statements.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).				X

*	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2023	BLINK CHARGING CO.

	By:	/s/ Brendan S. Jones
Brendan S. Jones
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

