Form 10-K
period 2023-12-31
Blink Charging Co.
filed 2024-03-18
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-38392

BLINK CHARGING CO.

(Exact name of registrant as specified in its charter)

Nevada	03-0608147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5081 Howerton Way, Suite A
Bowie, Maryland	20715
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 521-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	BLNK	The NASDAQ Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (59,580,526 shares) computed by reference to the price at which the common equity was last sold ($5.99) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023): $356,887,351.

As of March 15, 2024, there were 100,993,579 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2023 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

BLINK CHARGING CO.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Forward-looking statements present our current expectations or forecasts of future events. You can identify these statements because they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties and include statements regarding, among other things, our projected revenue growth and profitability, our growth strategies and potential acquisitions, anticipated trends in our market, and our anticipated needs for working capital. They are generally identifiable by the use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology.

Forward-looking statements include, without limitation, the following statements:

●	According to The International Energy Agency, global EV sales are projected to grow from 3 million vehicles in 2020 to about 25 million vehicles in 2030, a 25% compound annual growth rate (CAGR) over this period;
●	the EV charger industry as a whole is undercapitalized to deliver the full potential of the expected EV market growth in the near future;
●	we expect to retain our leadership position with new capital;
●	we do not anticipate paying any cash dividends on our common stock;
●	we anticipate continuing to expand our revenues by selling our next generation of EV charging equipment, expanding Blink owned and operated charging equipment, expanding our sales channels, and implementing EV charging station occupancy fees (fees for remaining connected to the charging station beyond an allotted grace period after charging is completed), implementing subscription plans for our Blink-owned public charging locations, and advertising fees;
●	we are unique in our ability to offer various business models to Property Partners (as defined herein) and leverage our technology to meet the needs of both Property Partners and EV drivers; and
●	we announced a strategic plan to achieve positive adjusted EBITDA by December 2024.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;
●	increased levels of competition;
●	changes in political, economic, or regulatory conditions generally and in the markets in which we operate;
●	geopolitical crises, outbreak of hostilities, and acts of war such as the Russian invasion of Ukraine, the Israeli-Hamas war, and Houthi rebel ship attacks in the Red Sea, the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions;
●	our relationships with key customers;
●	adverse conditions in the industries in which our customers operate;
●	our ability to retain and attract senior management and other key employees;
●	our ability to respond to new technological developments quickly and effectively;
●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our proprietary rights; and
●	other risks, including those described in the “Risk Factors” section of this Annual Report.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. We cannot predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Annual Report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made.

Certain market data and other statistical information in this Annual Report are based on information from independent industry organizations and other third-party sources, including industry publications, surveys, and forecasts. Some market data and statistical information contained in this Annual Report are also based on management’s estimates and calculations derived from our review and interpretation of the independent sources listed above, our internal research, and our knowledge of the EV industry. While we believe such information is reliable, we have not independently verified any third-party information, and our internal data has not been verified by any independent source.

From time to time, forward-looking statements are also included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website, and in other materials released to the public. Any or all of the forward-looking statements included in this Annual Report any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report.

Except to the extent required by U.S. federal securities law, we undertake no obligation to update or revise any forward-looking statements, whether because of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

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

The mark “Blink” is our registered trademark in the United States and, in the name of Ecotality, Inc. (whose assets we acquired in October 2013), in Australia, China, Hong Kong, Indonesia, Japan, South Korea, Malaysia, Mexico, New Zealand, Philippines, South Africa, Singapore, Switzerland, Taiwan, and is a trademark registered in the European Union under the Madrid Protocol. We have registered other trademarks and use certain trademarks, trade names, and logos that have not been registered. We claim common law rights to these unregistered trademarks, trade names, and logos.

PART I

ITEM 1.	BUSINESS.

Overview

Blink Charging Co., through its consolidated subsidiaries, is a leading manufacturer, owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various locations. Blink’s principal line of products and services is its Blink EV charging networks (the “Blink Networks”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”), and other EV-related services. The Blink Networks are a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Networks provide fleets, property owners, managers, parking companies, and state and municipal entities (“Property Partners”), among other types of commercial customers, with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Networks also provide EV drivers with vital station information, including station location, availability, and fees (as applicable).

To capture more revenues derived from providing EV charging equipment to commercial customers and to help differentiate Blink in the EV infrastructure market, Blink offers Property Partners a comprehensive range of solutions for EV charging equipment and services that generally fall into one of the business models below, differentiated by who owns the equipment and who bears the costs of installation, equipment, maintenance, and the percentage of revenue shared.

●	In our Blink-owned turnkey business model, we incur the charging equipment and installation costs. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Networks. In this model, which favors recurring revenues, we incur most costs associated with the EV charging stations; thus, we retain substantially all EV charging revenues after deducting network connectivity and processing fees. Our agreement with the Property Partner typically lasts nine years, with extensions that can bring it to 27 years.

●	In our Blink-owned hybrid business model, we incur the charging equipment costs while the Property Partner incurs the installation costs. We own and operate the EV charging station and provide connectivity to the Blink Networks. In this model, since the Property Partner incurs the installation costs; we share a more generous portion of the EV charging revenues with the Property Partner after deducting Blink network connectivity and processing fees. Our agreement with the Property Partner typically lasts seven years, with extensions that can bring it to 21 years.

●	In our host-owned business model, the Property Partner purchases, owns, and operates the Blink EV charging station and incurs the installation costs. We work with the Property Partner by providing site recommendations, connectivity to the Blink Networks, payment processing, and optional maintenance services. In this model, the Property Partner retains and keeps all the EV charging revenues after deducting Blink network connectivity and processing fees.

●	In our Blink-as-a-Service model, we own and operate the EV charging station, while the Property Partner incurs the installation costs. The Property Partner pays us a fixed monthly fee for the service and keeps all the EV charging revenues after deducting Blink network connectivity and processing fees. Our agreement with the Property owner typically lasts five years.

We also own and operate EV car-sharing and ride-sharing programs through our wholly owned subsidiary, Blink Mobility. These programs allow customers to share electric vehicles through subscription services and charge those cars through our charging stations.

In pursuit of our commitment to fostering the widespread adoption of electric vehicles (EVs) through the establishment and management of EV charging infrastructure on a global scale, we remain steadfast in our dedication to mitigating climate change. This dedication is evidenced by our efforts to diminish greenhouse gas emissions stemming from gasoline-powered vehicles. With the goal of being a leader in the build-out of EV charging infrastructure and maximizing our share of the EV charging market, we have established strategic commercial, municipal, and retail partnerships across industry verticals and encompassing numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal sites, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations.

In 2023, we entered into agreements with significant new customers, including the United States Postal Service (USPS), Mack Trucks, McArthurGlen, BluePoint, Mike Albert Fleet Solutions, Royal Farms, John Henry General Store, Moberly Motor Company, Arcos Dorados (McDonald’s Puerto Rico), AAA, Allegiant Stadium (Las Vegas), Village of Tuckahoe (NY), Miami Beach (FL), Metropolitan Government of Nashville-Davidson County, and Salt Lake City International Airport, that expand our potential for unit sales and deployments. Similarly, in 2022, we entered into agreements with significant new customers, including Mitsubishi, Cushman & Wakefield, Triple J, Q-Park, Best Buy, UBS, Bosch Mexico, Porsche Puerto Rico and Guatemala, Veris Residential, Greystar, Cambium, and the cities of Atlanta (GA), Rockford (IL), Newton (IA), Winslow (N.J), and Leeds (UK). Along with these new business relationships, we forged critical strategic relationships with organizations that directly or indirectly influence EV charging stations purchase decisions. Examples include the Florida Sheriff’s Association Cooperative, the State of Utah, Illinois Region 1 Planning Council, AES El Salvador, and Vizient – the largest member-driven healthcare performance improvement company in the United States representing more than $130 billion in annual purchasing volume.

In 2022, we expanded our presence through the acquisitions of SemaConnect and Electric Blue, establishing new offices in Bowie, Maryland, and St. Albans, United Kingdom. Additionally, we opened manufacturing facilities in Bowie, Maryland, and Bangalore, India. These additions enhance our capacity in the U.S. and internationally, enabling us to develop and manufacture hardware and innovate new software capabilities to address the evolving EV charging landscape. They also serve as crucial hubs for operations in the United States, Europe, Asia Pacific, and the Middle East. This expansion aligns with our strategic goal of growing our global engineering teams and establishing operational hubs to support our international expansion into new regions.

As of December 31, 2023, we sold or deployed 89,825 chargers, of which 72,418 were in the Blink Networks (244 Level 1 publicly accessible commercial chargers, 44,673 Level 2 publicly accessible commercial chargers, 5,569 Level 2 private commercial chargers, 667 DC Fast Charging EV publicly accessible chargers, 36 DC Fast Charging EV private chargers, and 525 residential Level 2 Blink EV chargers, inclusive of 20,704 chargers pending to be commissioned). Included in the Blink Networks are 5,150 chargers owned by us. The remaining 17,407 were non-networked, on other networks or international sales or deployments (761 Level 2 commercial chargers, 16 DC Fast Charging chargers, 12,224   residential Level 2 Blink EV chargers, 2,938 sold to other U.S. networks and 1,468 sold internationally).  The charger units noted above are net of swap-out or replacement units.

As an EV charging station leader, we understand our corporate social responsibility and remain steadfast in our commitment to fostering a cleaner, improved global environment. By prioritizing our environmental, social, and governance initiatives, we consistently enhance our standing within the EV industry as a responsible and value-enhancing service provider within the ecosystem. Upholding sustainable procurement, we intend to persist in aligning with partners who share our vision for societal advancement and uphold ethical business standards. As our technology advances, we are devoted to implementing recycling programs aimed at repurposing older products.

Industry Overview

The plug-in electric vehicle market experienced significant growth in recent years with EV adoption hitting an all-time high of 7.8% in 2023 in the U.S., as reported by BNEF. Anticipating sustained momentum, we foresee continued growth throughout 2024, propelled by the introduction of new EV models into the market as automotive manufacturers continue to scale production of EVs. Sales projections indicate a trajectory of ongoing increase, buoyed by technological advancements, heightened competition, and a trend of declining prices.

In addition, we believe the advancements made in battery technologies will allow EVs to achieve approximate cost parity with internal combustion engine vehicles and will extend driving range and consumer confidence moving the market away from range anxiety toward range confidence, creating further consumer demand.

Moreover, the U.S. Administration and private companies’ increasing focus on climate related initiatives and their large-scale commitment and investment in developing and expanding the EV charging infrastructure are making it easier for drivers to own and use EVs.

The demand for electric vehicles has been further propelled by government incentives and regulations at federal, state, and local levels. It is anticipated that government agencies worldwide will persist in offering incentives to promote EV purchases, while continuing to roll out regulations aimed at reducing emissions and incentivizing the adoption of clean energy vehicles. At the U.S. federal level, the Bipartisan Infrastructure Law provides $7.5 billion for EV charging network development across the United States for both DCFC and Level 2 chargers. At the state level, California, Oregon, New York, Maryland, and Massachusetts among other states, have created mandates for EVs to achieve more than 6.8 million EVs on the road by 2030 and many states provide additional EV incentives to consumers. Further, a shift towards EV car-sharing has boosted the transition to EV fleets, leading to increased EV charging station demand.

2024 is expected to be a year of increasing numbers of EV models available and improved infrastructure to support them. In 2023, many auto traditional and new manufacturers such as Mercedes, Ford, General Motors, BMW, Fisker, BYD, Lucid, and Rivian brought new electric vehicle models and ramped up production of existing models.

As pioneers in the EV charging industry, we continue to lead as market demands for a robust charging infrastructure increase. We are the only EV charging company based in the United States to offer complete vertical integration from research and development and manufacturing to EV charger ownership, operations and services. This vertical integration creates significant opportunities to control our supply chain and accelerate our go-to-market speed while reducing operating costs. We believe this opportunistically positions us to meet this demand both domestically and globally.

Industry Overview

The plug-in electric vehicle market experienced significant growth in recent years with EV adoption hitting an all-time high of 7.8% in 2023 in the U.S., as reported by BNEF. Anticipating sustained momentum, we foresee continued growth throughout 2024, propelled by the introduction of new EV models into the market as automotive manufacturers continue to scale production of EVs. Sales projections indicate a trajectory of ongoing increase, buoyed by technological advancements, heightened competition, and a trend of declining prices.

In addition, we believe the advancements made in battery technologies will allow EVs to achieve approximate cost parity with internal combustion engine vehicles and will extend driving range and consumer confidence moving the market away from range anxiety toward range confidence, creating further consumer demand.

Moreover, the U.S. Administration and private companies’ increasing focus on climate related initiatives and their large-scale commitment and investment in developing and expanding the EV charging infrastructure are making it easier for drivers to own and use EVs.

The demand for electric vehicles has been further propelled by government incentives and regulations at federal, state, and local levels. It is anticipated that government agencies worldwide will persist in offering incentives to promote EV purchases, while continuing to roll out regulations aimed at reducing emissions and incentivizing the adoption of clean energy vehicles. At the U.S. federal level, the Bipartisan Infrastructure Law provides $7.5 billion for EV charging network development across the United States for both DCFC and Level 2 chargers. At the state level, California, Oregon, New York, Maryland, and Massachusetts among other states, have created mandates for EVs to achieve more than 6.8 million EVs on the road by 2030 and many states provide additional EV incentives to consumers. Further, a shift towards EV car-sharing has boosted the transition to EV fleets, leading to increased EV charging station demand.

2024 is expected to be a year of increasing numbers of EV models available and improved infrastructure to support them. In 2023, many auto traditional and new manufacturers such as Mercedes, Ford, General Motors, BMW, Fisker, BYD, Lucid, and Rivian brought new electric vehicle models and ramped up production of existing models.

As pioneers in the EV charging industry, we continue to lead as market demands for a robust charging infrastructure increase. We are the only EV charging company based in the United States to offer complete vertical integration from research and development and manufacturing to EV charger ownership, operations and services. This vertical integration creates significant opportunities to control our supply chain and accelerate our go-to-market speed while reducing operating costs. We believe this opportunistically positions us to meet this demand both domestically and globally.

Our EV Charging Solutions

We offer a variety of EV charging products and services to Property Partners and EV drivers.

EV Charging Solutions

▪	Level 2. We offer a wide range of Level 2 (AC) EV charging equipment, ideal for commercial and residential use, with the North American standard J1772 connector, the North American Charging Standard (NACS) connector, and the Type 2 connector compatible with electric vehicles in Europe and across Latin America.

▪	Our commercial Level 2 chargers consist of the EQ, HQ, MQ, and IQ 200 families and the Series 4, 6, 7, and 8 families, which are available in pedestal, wall mount, and pole mount configurations. The MQ and IQ 200, along with the Series 6, 7, and 8 chargers offer an optional cable management system. Additionally, we offer three residential Level 2 chargers for the Americas: the wall-mounted HQ 200, Series 4, and a smart charging cable, the PQ 150, designed for European markets. Our commercial and residential chargers (except the non-networked HQ 150) can connect to the Blink Networks or a local network. Level 2 charging stations typically provide a full charge in two to eight hours. Level 2 chargers are ideally suited for low-cost installations and frequently used parking locations, such as workplaces, multifamily residential, retail, hospitality, and mixed-use, parking garages, municipalities, colleges/schools, hospitals and airports.

▪	International Products. We offer Level 2 AC and DC products for the rapidly expanding international markets targeted at the residential, workplace, retail, parking garages, leasing companies, hospitality, and other locations. These products are available with the Type 2, GBT, and CCS 2 connectors and include the PQ 150, Series 3 (an ideal product for the 2/3-wheeled vehicles), and the EQ 200.

▪	Mobile Charger. We offer the HQ 200-M Level 2 charger for the mobile/emergency charging market which requires a portable charger to be used for roadside or other use cases where a connection to the electricity grid is not available.

▪	DCFC. We offer a complete line of DC Fast Charging equipment (“DCFC”) that ranges from 30kW to 360kW, supports the ‘CHAdeMo’, CCS1, and NACS connectors, and typically provide an 80% charge in less than 30 minutes. Installation of DCFC stations and grid requirements are typically greater than Level 2 charging stations and are ideally suited for transportation hubs and locations between travel destinations. These include the Series 9 30kW DC Fast Charger that works ideally for the fleet and auto dealership segments and is available in wall and pedestal mount configurations, the Blink 30kW DC Fast Charger that boasts a small footprint providing up to 100 amps of output, and the Blink 60kW – 360kW DC Fast Charger that provides from 140 to 500 amps of power.

▪	Blink Network. The Blink Network is a cloud-based platform that manages our network of EV chargers around the world for remote monitoring, management, payment processing, customer support, and other features required for operating the Blink Networks of EV charging locations.

▪	Blink Charging Mobile App. We offer Blink Charging Mobile Apps (iOS and Android) that provide EV drivers control by giving them improved search capabilities which allows them to search for nearby amenities, as well as chargers by zip-codes, city, business, category, or address, and expanded keyword search. The app also includes payment functionality, eliminating the need for a credit card.

▪	Fleet Management. We offer Fleet Management applications, targeted at commercial, municipal, and federal fleets for planning, managing, and optimizing their departure schedules and energy costs. Our Fleet Management applications can be used as standalone tools or integrated into existing fleet management solutions, which allows Blink to be a flexible and value-added solution within existing software stacks.

Competitive Advantages/Operational Strengths

Long-Term Contracts with Property Owners. We have strategic and often long-term agreements that include location exclusivity with Property Partners across numerous transit/destination locations, including airports, car dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condo, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. Property Partners include well-recognized companies, large municipalities and local businesses. Representative examples include the City of Miami Beach, City of Chula Vista, City of Phoenix, City of Portland, City of Knoxville, City of San Antonio, City of Leeds (UK), University of San Diego, Ohlone College, ACE Parking, Q-Park, Icon Parking, SP+ Parking, iPark, LAZ Parking, Reef Parking, Federal Realty, Equity Residential, Related Group, Johnson & Johnson, Kaiser Permanente, Blessing Healthcare, Sony Pictures Entertainment, Starbucks, JBG Associates, Kroger Company, Fred Meyer Stores, Inc., Fry’s Food & Drug, Inc., Raising Cane’s, McDonald’s, Carl’s Jr., Burger King, Walgreens and Ralphs Grocery Company. We continue to generate new contracts with Property Partners that previously secured our services independently or had contracts with the EV service providers that we acquired in the past.

Vertically Integrated Supply Chain, Engineering and Manufacturing. With the acquisition of SemaConnect, we have become a fully vertically integrated charging equipment and software provider, among the few in the world. We believe this strategy provides multiple benefits among which are the bottom-up approach to design and engineering, compliance with “Buy American” hardware requirements, controlling the supply chain timing and costs, ensuring adequate levels of inventory in constrained markets, and ability to capture the manufacturing margin in a high-demand environment.

Differentiated but Flexible Business Models. We own, operate and supply proprietary electric vehicle charging equipment and networked EV charging services. We believe that our ability to provide various business models, including a comprehensive turnkey solution, to Property Partners and leverage our technology to meet both Property Partners’ and EV drivers’ needs provides us a competitive advantage in addition to more compelling long-term growth opportunities than possible through equipment sales only.

Ownership and Control of EV Charging Stations and Services. We own a considerable percentage of our charging stations, which is a significant differentiation between us and some of our primary competitors. This ownership model allows us to control the settings and pricing for our EV charging services, service the equipment as necessary, and have more effective brand management and price uniformity. As for those stations that we do not own, we are using our best efforts to encourage their owners to keep the stations operating in good order and, in some cases, to replace faulty stations with our new charging station equipment.

Our Growth Strategy

Our objective is to continue becoming a vertically integrated and leading provider of EV charging solutions by deploying mass-scale EV charging infrastructure. By doing so, we aim to enable the accelerated growth of EV adoption and the EV industry. Key elements of our growth strategy include:

●	Relentless Focus on Customer Satisfaction. Our objective is to increase overall customer satisfaction among new and existing Property Partners and EV drivers. This entails prioritizing charger uptime and availability while expanding and enhancing the EV charging infrastructure within densely populated regions of high demand. Furthermore, we are committed to optimizing the productivity and utilization of existing EV charging stations, as well as enhancing the key features of our EV charging station hardware and Blink Networks.

We are equally focused on analyzing our network uptime and reliability and dedicating resources to improve these areas. We believe that improvement on these metrics is critical for the EV charging industry and its continuous growth as EV owners and considerers need to have confidence in the infrastructure for charging.

●	Pursue Strategic Opportunities to Expand Blink-Owned Turnkey and Hybrid Models. We have structured our business to identify and pursue opportunities to develop Blink’s owner and operator business model with locations that have potential of high utilization, where grant or rebate funds are available, and where we can realize long-term benefit for the EV charging location to establish long-term recurring revenue.

●	Continue to Invest in Technology Innovations. We will continue to enhance the product offerings available in our EV charging hardware, cloud-based software, and networking capability. In October 2022, we unveiled our all-new Blink Networks and Blink Charging Mobile Apps (Android and iOS), redesigned from the ground-up, with industry-leading architecture, improving reliability, user experience and flexibility capable of iterating as the industry matures. The new Network can serve a wide variety of EV equipment, languages, currencies, and applications, allowing Blink to stay competitive in the fast-moving EV charging landscape. Concurrently, the new mobile app creates a seamless driver charging experience across the globe. Our software implementation allows us to remain technology agnostic to enable the onboarding of OCPP compliant equipment from other manufacturers onto our newly designed network.

●	Strengthen and Support our Human Capital. Our experienced employees and management team are our most valuable resources. Attracting, training, and retaining key personnel has been and will remain critical to our success. To achieve our human capital goals, we intend to stay focused on providing our personnel with entrepreneurial opportunities to expand our business within their areas of expertise. We will also continue to provide our personnel with personal and professional growth opportunities, including additional training, performance-based incentives such as opportunities for stock ownership, and other competitive benefits.

●	Expand Sales and Marketing Resources. We intend to invest in sales and marketing infrastructure to capitalize on market growth and expand our go-to-market strategy while maintaining a disciplined approach to expenses. Today, we use a direct sales force, as well as resellers and distributors, and will continue expanding through the use of independent sales agents, utilities, contractors, automotive manufacturers, and dealers.

●	Seek Strategic Acquisition Opportunities. We seek domestic and international acquisition opportunities which are accretive towards our profitability targets, while allowing us to expeditiously expand our footprint of EV charging station locations, product offerings and enhance our Blink Network.

●	Leverage Our Early Mover Advantage. We continue to leverage our extensive and defendable first-mover advantage and the digital customer experience we have created for both EV drivers and Property Partners. We believe that hundreds of thousands of Blink driver registrants appreciate the value of transacting charging sessions on established robust networks. Blink chargers are primarily deployed throughout the United States, Europe, Mexico, and Central America. Users commonly exhibit a preference for remaining with a single, cohesive network.

●	Appropriately Capitalize Our Business. We continue to pursue new potential capital sources to deliver critical operational objectives and the necessary resources to execute our overall strategy. The EV charging industry, as a whole, is undercapitalized to deliver the full potential of the expected EV market growth in the near future. We expect to retain our leadership position with new growth capital as required.

●	Integration of Four Recent Acquisitions.

On April 18, 2023, we completed the acquisition of Envoy Technologies, Inc. Envoy is a car sharing platform with an iOS/Android app that provides on-demand electric vehicles as an amenity to apartments, office buildings and hotels. The company equips real estate owners and operators with a new and innovative way to enhance the lifestyle of their tenants, members and guests by providing “Mobility as an Amenity™ service,” a platform that offers a technology to reserve and access vehicles, driver insurance, maintenance, electric vehicle chargers, electric fleet, fleet maintenance, full-service mobile app, customer support and robust analytics. Envoy provides the technology, operations and vehicles to implement private and dedicated auto-sharing as an amenity for any community.

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

Sales

Our sales organization builds and maintains long-term business relationships with our customers by utilizing our four core business models. These business models provide a high degree of flexibility to match host location goals and objectives for EV charging with our industry-leading equipment and software solutions. Our team identifies locations that have the potential to create long-term, recurring value for the Property Partner and Blink. Sales personnel are able to pivot to traditional equipment sales or charging-as-a-service models when, and if, a location is not identified as a promising generator of future recurring revenues. The team strives to maintain a balance between equipment sales that grow revenue today, and site locations that have potential to generate strong revenues in the future under our owner-operator business models.

We also engage with strategic distributor and reseller partners across a range of vertical markets both within the U.S. and globally. These organizations typically have unique relationships or capabilities within their respective markets and provide Blink with additional sales opportunities. These partnerships amplify Blink’s sales reach and are authorized to sell our EV charging hardware, software services (connectivity to the Blink Networks), and extended warranty service plans.

We are making further inroads into the residential charging station market where we sell Level 2 chargers through various internet channels, such as Amazon, Walmart.com, BestBuy and other online retailers, to reach the single-family residential charging market in the United States.

In 2023, we entered into agreements with new major customers, including the United States Postal Service (“USPS”), Mack Trucks, McArthurGlen, BluePoint, Mike Albert Fleet Solutions, Royal Farms, John Henry General Store, Moberly Motor Company, Arcos Dorados (McDonald’s Puerto Rico), AAA, Allegiant Stadium (Las Vegas), Village of Tuckahoe (NY), Miami Beach (FL), Metropolitan Government of Nashville-Davidson County, Salt Lake City International Airport, and others that expand our potential for unit sales and deployments. Similarly, in 2022, we entered into agreement with new major customers including Mitsubishi, Cushman & Wakefield, Triple J, Q-Park, Best Buy, UBS, Bosch Mexico, Porsche Puerto Rico and Guatemala, Veris Residential, Greystar, Cambium, and cities of Atlanta (GA), Rockford (IL), Newton (IA), Winslow (NJ), Leeds (U.K.) and others. Along with these new business relationships, we forged critical strategic relationships with organizations that directly or indirectly influence EV charging station purchase decisions. Examples include Sustainable Westchester in New York and Clean Cities Organizations in Virginia, Vermont, and Ohio, Florida Sheriff’s Association Cooperative, Utah State, Illinois Region 1 Planning Council, AES El Salvador and Vizient.

In addition to adding sales personnel within key markets, we solidified our organizational structure through hiring talented business development professionals and establishing a new account management team to onboard customers and maintain long-term relationships.

Our in-house staff performs a variety of marketing activities. Our marketing team works to promote and sell our services to a variety of vertical markets, and directly to EV drivers. We also utilize marketing and communication channels, including press releases, email marketing, website (www.blinkcharging.com), pay-per-click advertising, social media marketing, webinars, sponsorships and partnerships, advertising and conferences. Our websites’ information is not, and will not be deemed, a part of this Annual Report or incorporated into any other filings we make with the SEC.

We continue to invest in improving our company-owned stations’ service and maintenance and those stations with service and maintenance plans and expanding our cloud-based network capabilities. We anticipate continuing to grow our revenues by (i) selling our next generation of EV charging equipment to current as well as to new Property Partners, which includes airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations, (ii) expanding our sales channels to wholesale distributors, utilities, auto original equipment manufacturers (“OEMs”), solar integrators, and dealers, which will include implementing EV charging station occupancy fees (after charging is completed, fees for remaining connected to the charging station beyond an allotted grace period) and subscription plans for EV drivers on our company-owned public charging locations, (iii) adding additional charging stations in locations with increasing utilization metrics, (iv) offering Blink Care (silver / gold), and (v) offering warranty for our chargers and services.

Our Customers and Partners

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed use and municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. We have hundreds of Property Partners that include well recognized companies, large municipalities, and local businesses. We strive to engage all Blink-owned turnkey and hybrid property partners with exclusive EV charging contracts. This strategy further supports our owner-operator model to generate recurring revenue for both the Property Partner and Blink. Representative examples are McDonald’s, Sony Pictures, Caltrans, Audi of America, Porsche Design Tower, City of Azusa, City of Chula Vista, City of Springfield, City of Tucson, City of Fayetteville, BJ’s Inc., Federal Realty, Fred Meyer Stores, Inc., Fry’s Food & Drug, Inc., Kana Hotel Group, Kroger Company, and Ralphs Grocery Company. We continue to establish new contracts with Property Partners that previously secured our services independently or had contracts with the EV services providers that we acquired.

Our revenues are primarily derived from fees charged to EV drivers for EV charging in public locations, EV charging hardware sales, government grants and sales of equipment warranties. EV charging fees to drivers are based on an hourly rate, by energy dispensed per kilowatt-hour (“kWh”), or by session. Such fees are calculated based on various factors, including associated station costs and local electricity tariffs. EV charging hardware is sold to our Property Partners such as InterEnergy, Green Commuter, Nashville Music Center, Wendy’s and other Property Partners engaged with our host-owned business model. Other income sources from EV charging services are network fees, extended warranty fees, membership fees, and payment processing fees paid by our Property Partners. Blink generates revenues from its EV car-sharing program through Envoy and BlueLA, which allow customers the ability to retain electric vehicles through a subscription service.

We teamed up with Google Maps to make locating EV charging stations straightforward and accessible. Our charging stations are displayed in Google Maps.

We are focused on profitable international expansion and have made significant progress at expanding our business across the globe, focusing primarily on Europe, United Kingdom, and Latin America.

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

Our Competition

The EV charging equipment and service market is highly competitive, and we expect the market to become increasingly competitive as new entrants enter this growing market. Our products and services compete on product performance and features, the total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability, and the installed base’s size. Our existing competition in the U.S. currently includes ChargePoint, which manufactures EV charging equipment and operates the ChargePoint Network, and EVgo, which offers home and public charging with pay-as-you-go and subscription models. Other entrants into the connected EV charging station equipment market include Flo, Volta, Clipper Creek, StarCharge, Wallbox, Freewire, Autel, and EV Connect. We believe these additional competitors struggle with gaining the necessary network traction but could gain momentum in the future. While Tesla does offer EV charging services, the connector type currently restricts the chargers to Tesla vehicles only in North America, which we believe will change as a number of OEMs have announced transitioning to the North American Charging Standard (NACS) used by Tesla. Many other EV charging companies offer non-networked or “basic” chargers with limited customer leverage but could provide a low-cost solution for basic charger needs in commercial and home locations.

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

Environmental, Social, and Governance (ESG)

We are committed to sourcing only responsibly produced materials. We have a zero-tolerance policy when it comes to child or forced labor and human trafficking by our suppliers. We believe that sound corporate governance is critical to helping us achieve our goals, including with respect to ESG. We are focused on further enhancing sustainability of operations and continue to evolve a governance framework that exercises appropriate oversight of responsibilities at all levels throughout the company. Our board-level ESG Committee, with active management participation, will oversee our ESG initiatives and priorities.

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

We intend to continue to vigorously seek additional grants, loans, rebates, subsidies, and incentives as cost-effective means of reducing our capital investment in the promotion, purchase and installation of charging stations where applicable. We expect these incentives, rebates, and tax credits to be critical to our future growth. Additionally, some incentives are currently offered to encourage electric vehicle adoption at the federal, state and local levels. The Federal Government provides a personal income tax credit for qualified buyers and plug-in electric vehicles, with a maximum of $7,500, depending on vehicle weight and battery capacity, income levels, and battery sourcing origin. States such as California, Colorado, Delaware, Louisiana, Massachusetts, New York, and Rhode Island offer various rebates, grants, and tax credits to incentivize EV and EVSE purchases.

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

NEMA

The National Electrical Manufacturers Association (“NEMA”) is the association of electrical equipment and medical imaging manufacturers. NEMA provides a forum for developing technical standards in the industry and users’ best interests, advocating industry policies on legislative and regulatory matters, and collecting, analyzing, and disseminating industry data. All products distributed within the U.S. adhere to the applicable NEMA standards governing such merchandise.

Waste Handling and Disposal

We are subject to laws and regulations regarding the handling and disposal of hazardous substances and solid wastes, including electronic wastes and batteries. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste, and may impose strict, joint, and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. For instance, CERCLA, also known as the Superfund law, in the United States and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred as well as companies that disposed of or arranged for the disposal of hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. We may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

We also generate solid wastes, which may include hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation, and disposal of hazardous wastes. Certain components of our products are excluded from RCRA’s hazardous waste regulations, provided certain requirements are met. However, if these components do not meet all the established requirements for the exclusion, or if the requirements for the exclusion change, we may be required to treat such products as hazardous waste, which are subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations, or our ability to qualify the materials it uses for exclusions under such laws and regulations, could adversely affect our operating expenses.

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

As of December 31, 2023, we had four active patents issued in the United States (in the name of our subsidiary Ecotality, Inc.). These patents relate to various EV charging station designs. We intend to regularly assess opportunities for seeking patent protection for those aspects of our technology, designs, and methodologies that we believe provide a meaningful competitive advantage. If we cannot do so, our ability to protect our intellectual property or prevent others from infringing our proprietary rights may be impaired.

Human Capital Resources

Our experienced employees and management team are some of our most valuable resources, and we are committed to attracting, motivating, and retaining top talent. As of December 31, 2023, we had 706 employees, including 684 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

Diversity and Inclusion and Ethical Business Practices. We believe that a company culture focused on diversity and inclusion is a crucial driver of creativity and innovation. We also believe that diverse and inclusive teams make better business decisions, ultimately driving better business outcomes. We are committed to recruiting, retaining, and developing high-performing, innovative, and engaged employees with diverse backgrounds and experiences. This commitment includes providing equal access to, and participation in, equal employment opportunities, programs, and services without regard to race, religion, color, national origin, disability, sex, sexual orientation, gender identity, stereotypes, or assumptions based thereon. We welcome and celebrate our teams’ differences, experiences, and beliefs, and we are investing in a more engaged, diverse, and inclusive workforce.

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

Available Information

We maintain a corporate website at www.blinkcharging.com. Our website’s information is not, and will not be deemed, a part of this Annual Report or incorporated into any other filings we make with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our corporate governance documents, including our code of conduct and ethics, are also available on our website. In this Annual Report on Form 10-K, we incorporate by reference as identified herein certain information from parts of our proxy statement for our 2024 Annual Meeting of Stockholders, which we will file with the SEC and will be available, free of charge, on our website. Reports of our executive officers, directors, and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available on our website.

ITEM 1A.	RISK FACTORS.

In addition to other information in this Annual Report and in other filings we make with the Securities and Exchange Commission (“SEC”), the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks occurs, our business, cash flow, results of operations, financial condition and future business prospects could be materially and adversely affected, and the trading price of our common stock could decline. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and stockholders and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

We have a history of substantial net losses and expect losses to continue in the future; if we do not achieve and sustain profitability, our financial condition could suffer.

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $203.7 million, $91.6 million and $55.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had net working capital of approximately $152.0 million and an accumulated deficit of approximately $537.7 million. We have not yet achieved profitability.

If our revenue grows slower than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability and our financial condition could suffer. We can give no assurance that we will ever achieve profitable operations. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. We may need to borrow additional funds or sell our equity or debt securities, or some combination of both, to provide funding for our operations in the future. Such additional funding may not be available on commercially reasonable terms, or at all.

Our revenue growth ultimately depends on consumers’ willingness to adopt electric vehicles in a market that is still in its early stages.

Our growth is highly dependent upon the adoption by consumers of EVs, and we are subject to the risk of reduced demand for EVs. If the market for EVs does not gain broader market acceptance or develops slower than we expect, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, specifically EVs, include:

●	perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs;

●	the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use;

●	limitations in the development of battery technology;

●	concerns regarding the stability of the electrical grid;

●	improvements in the fuel economy of the internal combustion engine;

●	the initial cost of purchasing EVs compared to conventional gas-powered automobiles;

●	the number, price and variety of EV models available for purchase;

●	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;

●	EV supply chain disruptions including availability of certain components such as semiconductors, microchips and lithium, availability of batteries and battery materials, and geopolitical and trade issues that may disrupt the EV supply chain;

●	the environmental consciousness of consumers;

●	volatility in the cost of oil and gasoline;

●	consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries and the impact of international conflicts;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	access to charging stations, standardization of EV charging systems and consumers’ perceptions about convenience and cost to charge an EV; and

●	the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of zero emission vehicles.

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

Changes to corporate average fuel economy standards may negatively impact the EV market, which would adversely affect our business.

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

We are unable to predict the ultimate impact of continuing equipment order delays and chip shortages on our business and future results of operations, financial position and cash flows.

The Covid-19 pandemic impacted global stock markets, economies and businesses. We continue to receive orders for our products, although some shipments of equipment have been temporarily delayed. The global chip shortage and supply chain disruption has caused some delays in equipment orders from our contract manufacturer. As federal, state, local and foreign economies return to pre-pandemic levels, we expect demand for charging station usage to increase; however, we are unable to predict the extent of such recovery due to the uncertainty of the possible recurrence of Covid-19 or its variants. As a result, we are unable to predict the ultimate impact that continuing equipment order delays and chip shortages will have on our business and our future results of operations, financial position and cash flows.

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

Further, the current Russia-Ukraine and Middle East conflicts have created extreme volatility in the global financial markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets and heightened volatility of commodity and raw material prices. In addition, recently there has been increasing geopolitical tension between China and Taiwan that may affect future shipments from Taiwan based electronics suppliers for certain of our EV chargers. Any such volatility or disruptions may have adverse consequences for us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy, capital markets or commodity and raw material prices resulting from the conflicts in Ukraine and the Middle East, the recent geopolitical tensions between China and Taiwan or any other geopolitical tensions.

We rely on a limited number of vendors for our EV charging equipment and related support services. The loss of any of these partners would negatively affect our business.

We rely on a limited number of vendors for design, testing and manufacturing of EV charging equipment which is generally sole-sourced with respect to components as well as aftermarket maintenance and warranty services. The reliance on a limited number of vendors increases our risks, since we do not currently have proven reliable alternative or replacement vendors beyond these key parties. In the event of production interruptions or supply chain disruptions including but not limited to availability of certain key components such as semiconductors, we may not be able to take advantage of increased production from other sources or develop alternate or secondary vendors without incurring material additional costs and substantial delays. Therefore, our business would be adversely affected if one or more of our vendors is impacted by any interruption at a particular location.

As the demand for public charging increases, the EV charging equipment vendors may not be able to dedicate sufficient supply chain, production or sales channel capacity to keep up with the required pace of charging infrastructure expansion. In addition, as the EV market grows, the industry may be exposed to deteriorating design requirements, undetected faults or the erosion of testing standards by charging equipment and component suppliers, which may adversely impact the performance, reliability and lifecycle cost of the chargers. If we or our suppliers experience a significant increase in demand, or if we need to replace an existing supplier, we may not be able to supplement service or replace them on acceptable terms, which may impact our ability to install chargers in a timely manner. Thus, the loss of any significant vendor would have an adverse effect on our business, financial condition and operating results.

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

EV chargers are impacted by commodity pricing factors, including the impact of tariffs, which in many cases are unpredictable and outside of our control. We seek to pass on to customers such increased costs but sometimes we are unable to do so. Even when we can pass on such costs to our customers, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market or economic conditions may result in a timing delay in passing on such increases to our customers. This type of spike and unanticipated increase in EV charger costs could adversely affect our operating performance, and the adverse effect could be greater if we are delayed in passing on such additional costs to our customers (e.g., where we may not be able to pass such increase on to our customers until the time of our next scheduled service billing review). We seek to mitigate the impact of an unanticipated increase in the cost of such supplies through consolidation of vendors, which increases our ability to obtain more favorable pricing.

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

We may need additional capital to fund our growing operations but cannot assure you that we will be able to obtain sufficient capital from potential sources, and we may have to limit the scope of our operations or take actions that may dilute your financial interest.

We may need additional capital to fund our growing operations in the future. The proceeds from our existing at-the-market (“ATM”) program and funds from other potential sources, along with our cash and cash equivalents, may not be sufficient to fund our operations for the near future and we may not be able to obtain additional financing. If adequate additional financing is not available on reasonable terms or available at all, we may not be able to undertake expansion or continue our marketing efforts and we would have to modify our business plans accordingly. The extent of our capital needs will depend on numerous factors, including: (i) our profitability; (ii) the release of competitive products and/or services by our competition; (iii) the level of our investment in research and product development; (iv) the amount of our capital expenditures, including acquisitions; and (v) our growth. We cannot be certain that additional funding and incremental working capital will be available to us on acceptable terms, if at all, or that it will exist in a timely and/or adequate manner to allow for the proper execution of our near and long-term business strategy. If sufficient funds are not available on terms and conditions acceptable to management and stockholders, we may be required to delay, reduce the scope of, or eliminate further development of our business operations.

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

Our business, the businesses of our customers and the businesses of our charging equipment suppliers could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis like the recent Covid-19 pandemic. A significant component supplier of our Blink IQ 200 charging station is located in Taiwan and it, in turn, sources assembly parts from China, which has been particularly impacted. A significant or prolonged outbreak of contagious diseases like Covid-19 and its variants in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our EV supply equipment and related networked services and likely impact our operating results. Such events could result in the complete or partial closure of our Taiwan supplier’s manufacturing facility, the interruption of our distribution system, temporary or long-term disruption in our supply chains from Asia and other international suppliers, disruptions, or restrictions on our employees to work or travel, delays in the delivery of our charging stations to customers, and potential claims of exposure to diseases through contact with our charging stations. If the impact of an outbreak continues for an extended period, it could materially adversely impact our supply chain, access to capital and the growth of our revenues.

Climate change may have a long-term impact on our business.

While we seek to partner with organizations that mitigate their business risks associated with climate change, we recognize that there are inherent risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices or for our vendors, is a priority. Our major sites in Bowie, Maryland, Los Angeles, California, and Tempe, Arizona are vulnerable to climate change effects. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure throughout the United States and in other countries where we have operations, have the potential to disrupt our business, our third-party suppliers and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume our EV charging operations.

Computer malware, viruses, hacking, cyberattacks, phishing attacks and spamming that could result in security and privacy breaches and interruption in service could harm our business and our customers.

Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in our services and operations and loss, misuse or theft of data. Computer malware, viruses, computer hacking, cyberattacks and phishing attacks against online networking platforms have become more prevalent and may occur on our systems in the future. Any attempts by hackers to disrupt our website service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation or brand. Our network security business disruption insurance may not be sufficient to cover significant expenses and losses related to direct attacks on our website or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and services and technical infrastructure may harm our reputation, brand and our ability to attract customers. Any significant disruption to our website or internal computer systems could result in a loss of customers and could adversely affect our business and results of operations.

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

To take advantage of the growth that we anticipate in our current and potential markets, we believe that we must expand our marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect to continue improving our financial controls, operating procedures and management information systems. We will also need to effectively train, motivate and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

In order to achieve the above-mentioned targets, the general strategies of our company are to maintain and search for hard-working employees who have innovative initiatives, as well as to keep a close eye on expansion opportunities through merger and/or acquisition.

Our recently announced strategic plan emphasizes achieving positive adjusted EBITDA by December 2024, but there is no assurance that we will achieve such target.

Our recently announced strategic plan to achieve positive adjusted EBITDA by December 2024 is subject to many variables. No assurance can be given that we will be able to achieve that target. Factors that may impact our ability to achieve positive adjusted EBITDA by December 2024 include:

●	inconsistent and unpredictable net cash flow;
●	lack of revenue growth;
●	inability to control operating costs;

●	a decrease in our stock price;
●	inability to raise growth capital; and
●	restrictions on our operations due to regulations and other disruptions.

The severity of the factors described above may adversely impact our target to achieve positive adjusted EBITDA by December 2024. In the event that we do not achieve our target, we may become reliant on borrowing additional funds or selling our equity or debt securities, or some combination of both. Such additional funding may not be available on commercially reasonable terms, or at all. In addition, we may not be able to pursue our current business strategy such as pursuing strategic alliances, expanding into new markets or investing in the development of new technologies.

We may be unable to successfully integrate recent acquisitions in a cost-effective and non-disruptive manner.

Our success depends on our ability to grow our business and enhance and broaden our product offerings in response to changing customer demands, competitive pressures and advances in technologies. We continue to search for viable acquisition candidates or strategic alliances that would expand our market opportunity and/or global presence. Accordingly, we have previously and may in the future pursue the acquisition of, investments in or joint ventures relating to, new businesses, products or technologies as a part of our growth strategy instead of developing them internally. Our future success will depend, in part, upon our ability to manage the expanded business following these transactions, including challenges related to the management and monitoring of new operations and associated increased costs and complexity associated with our acquisitions of SemaConnect, Electric Blue and Envoy Technologies, as well as future acquisitions. Other risks involving potential future and completed acquisitions and strategic investments include:

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

Our future success depends on our ability to attract and retain highly qualified personnel.

Our future success depends upon our ability to attract and retain highly qualified personnel. Expansion of our business and the management and operation of our company will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. There can be no assurance that we will be able to attract or retain highly qualified personnel. As our industry continues to evolve, competition for skilled personnel with the requisite experience will be significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

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

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We cannot assure you that any patents will issue with respect to our currently pending patent applications, in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Our currently issued patents and any patents that may be issued in the future with respect to pending or future patent applications may not provide sufficiently broad protection, or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark registrations will be issued with respect to pending or future applications or that any registered service marks will be enforceable or provide adequate protection of our proprietary rights.

We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or infringe our intellectual property. The enforcement of our intellectual property rights also depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed.

Further, effective patents, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in EV-related industries are uncertain and still evolving.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending all current and future patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from infringing on our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The legal systems of many foreign countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

The risk of loss of our intellectual property, trade secrets or other sensitive business or customer confidential information, and disruption of operations due to cyberattacks or data breaches could negatively impact our financial results.

Cyberattacks or data breaches could compromise confidential, business-critical information, cause disruptions in our operations, expose us to potential litigation or harm our reputation. We have important assets, including intellectual property, trade secrets, and other sensitive business-critical and/or confidential information which may be vulnerable to such incidents. While we have a comprehensive cybersecurity program that is continually reviewed, maintained and upgraded, we cannot assure that we are invulnerable to cyberattacks and data breaches which, if significant, could negatively impact our business and financial results.

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

There are a number of significant matters under review and discussion with respect to government regulations which may affect our business and/or harm our customers, and thereby adversely affect our business, financial condition and results of operations.

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

Failure to comply with anticorruption and anti-money laundering laws, including the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and similar laws associated with activities outside of the United States, could subject us to penalties and other adverse consequences.

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

We and our operations, as well as those of our contractors, suppliers, and customers, are subject to certain environmental laws and regulations, including laws related to the use, handling, storage, transportation, and disposal of hazardous substances and wastes as well as electronic wastes and hardware, whether hazardous or not. These laws may require us or others in our value chain to obtain permits and comply with procedures that impose various restrictions and obligations that may have material effects on our operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for our operations or on a timeline that meets our commercial obligations, it may adversely impact our business.

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

Further, we currently rely on third parties to ensure compliance with certain environmental laws, including those related to the disposal of hazardous and non-hazardous wastes. Any failure to properly handle or dispose of such wastes, regardless of whether such failure is ours or our contractors, may result in liability under environmental laws, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), under which liability may be imposed without regard to fault or degree of contribution for the investigation and clean-up of contaminated sites, as well as impacts to human health and damages to natural resources. Additionally, we may not be able to secure contracts with third parties to continue their key supply chain and disposal services for our business, which may result in increased costs for compliance with environmental laws and regulations.

The enactment of legislation implementing changes in tax legislation or policies in different geographic jurisdictions including the United States and several European countries could materially impact our business, financial condition and results of operations.

We conduct business globally and file income tax returns in multiple jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof (such as the United States Inflation Reduction Act of 2022 which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations); tax policy initiatives and reforms under consideration (such as those related to the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting, or BEPS, project, the European Commission’s state aid investigations and other initiatives); the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends, royalties and interest paid.

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

As disclosed under Item 9A., Controls and Procedures, management concluded that material weaknesses in our internal control over financial reporting existed as of December 31, 2023. Management identified information technology deficiencies in the design and implementation of change management and user access controls over financial IT applications and underlying records that: support the Company’s financial reporting processes, impact automated process-level and manual controls, and provide the assurance that the data produced by these systems is complete and accurate. The access issues relate to appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant applications and underlying records to the appropriate Company personnel. Management has considered the IT deficiencies to be a material weakness in internal controls over financial reporting as of December 31, 2023. During 2023, management reported a material weakness related to the operational effectiveness of its internal controls related to review of the impairment and allocation of goodwill and intangible assets.

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

Risks Related to Ownership of Our Securities

Our common stock price fluctuated significantly in 2023 and is likely to continue to fluctuate from its current level in 2024.

The market price of shares of our common stock fluctuated significantly in 2023 and is likely to continue to fluctuate from its current level in 2024. During 2023 and through March 15, 2024, for example, the closing price of our shares ranged from a low of $2.24 per share to a high of $15.00 per share and, as of March 15, 2024, our stock price was $2.92 per share. Future announcements concerning the introduction of new products, services or technologies or changes in product pricing policies by us or our competitors or changes in earnings estimates by analysts, among other factors, could cause the market price of our common stock to fluctuate substantially. Also, stock markets have experienced extreme price and volume volatility in the last year. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may also cause declines in the market price of our common stock. Investors seeking short-term liquidity should be aware that we cannot provide assurance that our stock price will increase to previously higher levels.

A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to further price volatility in our common stock.

Investors may purchase shares of our common stock to hedge existing exposure in our common stock or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our common stock. Those repurchases may, in turn, dramatically increase the price of our common stock until investors with short exposure are able to purchase additional shares of common stock to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in shares of our common stock that are not directly correlated to the performance or prospects of our company and once investors purchase the shares necessary to cover their short position the price of our common stock may decline. We believe that the recent volatility in our common stock may be due, in part, to short squeezes that may be temporarily increasing the price of our common stock, which could result in a loss of some or all of your investment in our common stock.

We have a number of shares of common stock issuable upon exercise of outstanding warrants and stock options, an ATM common stock program in place and possible issuance of stock from the acquisition of Envoy Technologies by our subsidiary; the issuance of such shares could have a significant dilutive impact on our stockholders.

As of March 12, 2024, we had outstanding warrants to purchase 1,145,914 shares of common stock and stock options to purchase 936,245 shares of common stock. Our Articles of Incorporation authorize us to issue up to 500 million shares of common stock, which would permit us to issue up to an additional approximately 400 million authorized, unissued shares of common stock, after giving effect to the approximate number of shares of common stock currently outstanding and the number of shares reserved for issuance under warrants and stock options.

In connection with the acquisition of Envoy Technologies by our Blink Mobility subsidiary in April 2023, we agreed, in the event Blink Mobility fails to satisfy its deferred payment obligation by April 18, 2025 by issuing its shares (following an initial public offering) or making a cash payment to the former stockholders of Envoy Technologies in an amount of up to $21,000, to issue shares of our common stock (or, at our option, pay in cash or a combination thereof) to such former Envoy Technologies stockholders. The payment of shares of our common stock, if any, would be based on the average of the daily-weighted average prices for such stock on each of the 60 days ending on the day prior to issuance, and such shares would be subject to a leak-out agreement for a period of 120 days following the issuance whereby recipients of such stock may sell no more than up to 1% of such stock held by such recipient on any trading day and up to 20% of such stock during any given month. Accordingly, we may issue a substantial number of additional shares of common stock in the future, which would dilute the percentage ownership held by existing stockholders.

Sales of a substantial number of shares of our common stock on the public market could cause the market price of our common stock to decline. If there are more shares of common stock offered for sale than buyers are willing to purchase, then the market price of our common stock may decline to a market price at which buyers are willing to purchase the offered shares of common stock and sellers remain willing to sell the shares.

Our Articles of Incorporation grant our Board the power to issue additional shares of common and preferred stock and to designate series of preferred stock, all without stockholder approval.

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

Certain provisions of our organizational documents and Nevada law could discourage potential acquisition proposals, delay or prevent a change in control of our company, or limit the price that investors may be willing to pay in the future for shares of our common stock. For example, our Articles of Incorporation and Bylaws, as amended, permit us to issue, without any further vote or action by the stockholders, up to 40,000,000 shares of preferred stock in one or more series and, with respect to each series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of the series, and the preferences and relative, participating, optional, and other special rights, if any, and any qualifications, limitations or restrictions of the shares of the series.

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

Shareholders may, from time to time, engage in proxy solicitations or advance shareholder proposals, or otherwise attempt to effect changes and assert influence on our Board and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our Board could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our Board and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our Board or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our Board with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders. We may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from a proxy contest, which would serve as a further distraction to our Board and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

We do not intend to pay cash dividends on our common stock for the foreseeable future, and you must rely on increases in the market price of our common stock for returns on your investment.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, stockholders must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our Board and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors the Board deems relevant.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C.	CYBERSECURITY.

Our management recognizes the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, and manages those risks with a t risk-management cybersecurity program. Among other things, these risks include operational risks, financial system risks, physical security risks, intellectual property theft, fraud, extortion, violation of data privacy and security laws, and harm to employees, drivers, site hosts, and property owners. Our capabilities and data, as well as those of our customers, suppliers, partners, and service providers, are critical to our operations and may contain confidential personal information, sensitive business-related information, or intellectual property. These capabilities are also susceptible to interruptions (including those caused by systems failures, cyber-attacks, and other natural or man-made incidents or disasters), which may be prolonged or go undetected. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Risk Management and Strategy

We aim to incorporate industry best practices throughout our cybersecurity program and have live data recovery and breach policies in place. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks. Our cybersecurity program is designed to be aligned with applicable industry standards and is evaluated annually, including by our third-party auditors, as a part of our Sarbanes-Oxley information technology control testing procedures.

We have processes to assess, identify, manage, and address material cybersecurity threats and incidents. These include annual and ongoing security awareness training for employees, vulnerability scanning, code reviews, annual pen testing of the network and charging stations, and third-party risk assessments, among others. We actively engage with industry groups for benchmarking and best practices awareness. While we are unaware of having been subjected to or impacted by a significant cybersecurity threat to date, we monitor internally discovered or externally reported issues that may affect our products and services and have processes to assess those issues for potential cybersecurity impact or risk.

We also have a process to manage cybersecurity risks associated with third-party service providers. We impose industry-standard security requirements upon our suppliers, including that they maintain an effective security management program; abide by information handling and asset management requirements; and notify us of any known or suspected cyber incident, among others. We obtain and review our third-party service providers’ SOC 1 Type II reports for appropriate information technology controls, including security, to ensure that they adhere to these standards.

Cybersecurity Governance

Cybersecurity is an integral part of our risk management processes and a significant area of focus for the Board of Directors and management team. The Audit Committee is responsible for the cybersecurity component of our IT operations, and the Audit Committee reviews the status of ongoing efforts and incidents at every Board of Directors meeting. In addition to our Board-level Audit Committee, management implemented a Cybersecurity Committee comprised of representatives of upper management, Legal, Marketing, Technology, and Operations to maintain and improve our cybersecurity strategy based on most current industry developments and recent incidents as needed. The Cybersecurity Committee formal meeting occurs biannually, with less formal status update meetings happening more often and as necessary. The members of the Cybersecurity Committee have prior work experience in various roles involving information technology, including security, auditing, compliance, systems and programming. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the Cybersecurity Committee, and report to the Audit Committee on any appropriate items.

ITEM 2.	PROPERTIES.

We maintain our principal executive offices and international headquarters at 5081 Howerton Way, Suite A, Bowie, Maryland 20715.

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

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit and on December 21, 2020 the court appointed Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs. The Co-Lead Plaintiffs filed an Amended Complaint on February 19, 2021. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020. On April 20, 2021, Blink and the other defendants filed a motion to dismiss the Amended Complaint. On November 27, 2023, the court granted in part and denied in part defendants’ motion to dismiss. The court dismissed Co-Lead Plaintiffs’ claims relating to the size of Blink’s charging network and denied the remainder of the motion to dismiss. On December 15, 2023, the court entered a scheduling order, setting the case for trial starting on February 24, 2025, among other things. Defendants answered the Amended Complaint on December 18, 2023. The parties are engaged in discovery and have scheduled a mediation for April 3, 2024. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2023 as it determined that any such loss contingency was either not probable or estimable.

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

On December 23, 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants sued in the Klein Lawsuit and asserting similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). On April 11, 2023, the court consolidated the Bhatia action with the Klein action and dismissed the Bhatia action with prejudice. At the parties’ request, the court has stayed all proceedings until the completion of fact discovery in the Bush Lawsuit or any of the parties gives a 10-day notice that they no longer consent to the voluntary stay. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2023 as it determined that any such loss contingency was either not probable or estimable.

On February 7, 2022, another shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in the Eighth Judicial District Court in Clark County, Nevada, seeking to pursue claims belonging to the Company against six of Blink’s directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The complaint filed in the McCauley Lawsuit asserts similar allegations to the Klein Lawsuit relating to the statements at issue in the securities class action and asserts claims for breach of fiduciary duty and unjust enrichment. The McCauley Lawsuit seeks both injunctive and monetary relief from the individual defendants, as well as an award of attorneys’ fees and costs. On March 29, 2022, the Nevada court approved the parties’ stipulation to temporarily stay the McCauley Lawsuit, which expired automatically upon the ruling on the motion to dismiss in the Bush Lawsuit. On December 13, 2023, the Nevada court approved the parties’ stipulation to continue the stay until the close of fact discovery in the Bush Lawsuit or any of the parties gives a 10-day notice that they no longer consent to the voluntary stay. The Company has not recorded an accrual related to this matter as of December 31, 2023 as it determined that any such loss contingency was either not probable or estimable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock are traded on The Nasdaq Capital Market under the symbol “BLNK.”

Security Holders

As of March 15, 2024, we had approximately 388 stockholders of record and a greater number of beneficial holders for whom shares are held in a “nominee” or “street” name.

The closing price of our common stock on March 15, 2024 was $2.92 per share, as reported by The Nasdaq Capital Market.

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

The following stock performance graph compares the cumulative total stockholder return of the Company’s common stock with the cumulative total return of the S&P 500 index and the Russell 2000 index for the last five fiscal years. The graph assumes the investment of $100 in our common stock and each of such indices on December 31, 2018 and the reinvestment of dividends, as applicable.

Company/Index	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023

Blink Charging Co.	$100	$108	$2,485	$1,541	$638	$197
S&P 500	$100	$131	$156	$200	$164	$207
Russell 2000	$100	$126	$151	$173	$138	$161

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2023 and 2022 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. This section generally discusses the results of our operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 14, 2023. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

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

Overview

We are a leading manufacturer, owner, operator and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the continuously growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its Blink EV charging network (the “Blink Networks”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and other EV-related services. The Blink Networks are a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Networks provide property owners, managers, parking companies, state and municipal entities, and other types of commercial customers, (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Networks also provide EV drivers with vital station information, including station location, availability and fees.

To capture more revenues derived from providing EV charging equipment to commercial customers and to help differentiate Blink in the EV infrastructure market, Blink offers Property Partners a comprehensive range of solutions for EV charging equipment and services that generally fall into one of the business models below, differentiated by who own the equipment and who bears the costs of installation, equipment, and maintenance, and the percentage of revenue shared.

●	In our Blink-owned turnkey business model, we incur the charging equipment and installation costs. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Networks. In this model, which favors recurring revenues, we incur most costs associated with the EV charging stations; thus, we retain substantially all EV charging revenues after deducting network connectivity and processing fees. Our agreement with the Property Partner typically lasts seven years with extensions that can bring to 21 years.

●	In our Blink-owned hybrid business model, we incur the charging equipment costs while the Property Partner incurs the installation costs. We own and operate the EV charging station and provide connectivity to the Blink Networks. In this model, since the Property Partner incurs the installation, we share a more generous portion of the EV charging revenues with the Property Partner after deducting Blink network connectivity and processing fees. Our agreement with the Property Partner lasts five years with extensions that can bring the term to 15 years.

●	In our host-owned business model, the Property Partner purchases, owns and operates the Blink EV charging station and incurs the installation costs. We work with the Property Partner by providing site recommendations, connectivity to the Blink Networks, payment processing, and optional maintenance services. In this model, the Property Partner retains and keeps all the EV charging revenues after deducting Blink network connectivity and processing fees.

●	In our Blink-as-a-Service model, we own and operate the EV charging station, while the Property Partner incurs the installation costs. The Property Partner pays us a fixed monthly fee for the service and keeps all the EV charging revenues after deducting Blink network connectivity and processing fees. Typically, our agreement with the Property owner typically lasts five years.

We also own and operate EV car-sharing and ride-sharing programs through our wholly owned subsidiary, Blink Mobility. These programs allow customers to share electric vehicles through subscription services and charge those cars through our charging stations.

In pursuit of our commitment to fostering the widespread adoption of electric vehicles (EVs) through the establishment and management of EV charging infrastructure on a global scale, we remain steadfast in our dedication to mitigating climate change. This dedication is evidenced by our efforts to diminish greenhouse gas emissions stemming from gasoline-powered vehicles With the goal of being a leader in the build-out of EV charging infrastructure and maximizing our share of the EV charging market, we have established strategic commercial, municipal, and retail partnerships across industry verticals and encompassing numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal sites, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations.

In 2023, we entered into agreements with significant new customers, including the United States Postal Service (USPS), Mack Trucks, McArthurGlen, BluePoint, Mike Albert Fleet Solutions, Royal Farms, John Henry General Store, Moberly Motor Company, Arcos Dorados (McDonald’s Puerto Rico), AAA, Allegiant Stadium (Las Vegas), Village of Tuckahoe (NY), Miami Beach (FL), Metropolitan Government of Nashville-Davidson County, and Salt Lake City International Airport, that expand our potential for unit sales and deployments. Similarly, in 2022, we entered into agreements with several new significant customers, including Mitsubishi, Cushman & Wakefield, Triple J, Q-Park, Best Buy, UBS, Bosch Mexico, Porsche Puerto Rico and Guatemala, Veris Residential, Greystar, Cambium, and the cities of Atlanta (GA), Rockford (IL), Newton (IA), and Winslow (NJ), Leeds (UK).

As of December 31, 2023, we sold or deployed 89,825 chargers, of which 72,418 were in the Blink Networks (244 Level 1 publicly accessible commercial chargers, 44,673 Level 2 publicly accessible commercial chargers, 5,569 Level 2 private commercial chargers, 667 DC Fast Charging EV publicly accessible chargers, 36 DC Fast Charging EV private chargers, and 525 residential Level 2 Blink EV chargers, inclusive of 20,704 chargers pending to be commissioned). Included in the Blink Networks are 5,150 chargers owned by us. The remaining 17,407 were non-networked, on other networks or international sales or deployments (761 Level 2 commercial chargers, 16 DC Fast Charging chargers, 12,224   residential Level 2 Blink EV chargers, 2,938 sold to other U.S. networks and 1,468 sold internationally).  The charger units noted above are net of swap-out or replacement units.

As reflected in our consolidated financial statements as of December 31, 2023, we had cash and cash equivalents of $121,691, working capital of $152,033 and an accumulated deficit of $537,723. During the years ended December 31, 2023, 2022 and 2021, we incurred net losses of $203,693, $91,560 and $55,119, respectively. We have not yet achieved profitability.

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

At-the-Market Offering

On September 2, 2022, we entered into a Sales Agreement (“Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC (the “Agents”) to conduct an “ATM” equity offering program pursuant to which we may issue and sell from time to time shares of our common stock, having an aggregate offering price of up to $250,000 through the Agents, as our sales agents. We currently anticipate using the net proceeds from the sale of its shares of common stock under the ATM program to supplement our operating cash flows to fund EV charging station deployment and growth plans. We also plan to use any remaining proceeds we receive for working capital and other corporate purposes. The amounts and timing of our use of the net proceeds will depend on a number of factors, such as the timing and progress of our EV charging station deployment efforts, the timing and progress of any partnering and collaboration efforts and technological advances.

On November 16, 2023, we entered into an Amendment to Sales Agreement, effective as of November 2, 2023 (the “Amendment”), with the Agents amending the Sales Agreement entered into between us and the Agents. We have provided the Agents with customary indemnification rights, and the Agents will be entitled to an aggregate fixed commission of up to 3% of the gross proceeds from shares sold.

The Amendment revised the term “Registration Statement” as used in the Sales Agreement to our new shelf registration statement on Form S-3, as amended (File No. 333-275123), and revised the term “Prospectus Supplement” as used in the Sales Agreement to our prospectus supplement dated November 2, 2023, relating to the “at-the-market” offering program contemplated by the Sales Agreement.

During the year ended December 31, 2023, the Company sold 30,914,695 shares of its common stock pursuant to the ATM program for gross proceeds of approximately $116,651 and net proceeds of approximately $114,317 after deducting offering expenses. As of December 31, 2023, 31,473,416 shares have been sold pursuant to the ATM program, representing gross proceeds of approximately $124,348. Subsequent to December 31, 2023, the Company sold an aggregate of 8,177,472 shares of common stock aggregate gross proceeds of $25,651 and net proceeds of $25,136.

Product and Service Offerings

We offer a variety of EV charging products and services to Property Partners and EV drivers.

EV Charging Solutions

●	Level 2. We offer a wide range of Level 2 (AC) EV charging equipment, ideal for commercial and residential use, with the North American standard J1772 connector, the North American Charging Standard (NACS) connector, and the Type 2 connector compatible with electric vehicles in Europe and across Latin America.

●	Our commercial Level 2 chargers consist of the EQ, HQ, MQ, and IQ 200 families and the Series 4, 6, 7, and 8 families, which are available in pedestal, wall mount, and pole mount configurations. The MQ and IQ 200, along with the Series 6, 7, and 8 chargers offer an optional cable management system. Additionally, we offer three residential Level 2 chargers for the Americas: the wall-mounted HQ 200, Series 4, and a smart charging cable, the PQ 150, designed for European markets. Our commercial and residential chargers (except the non-networked HQ 150) can connect to the Blink Networks or a local network. Level 2 charging stations typically provide a full charge in two to eight hours. Level 2 chargers are ideally suited for low-cost installations and frequently used parking locations, such as workplaces, multifamily residential, retail, hospitality, and mixed-use, parking garages, municipalities, colleges/schools, hospitals and airports.

●	International Products. We offer Level 2 AC and DC products for the rapidly expanding international markets targeted at the residential, workplace, retail, parking garages, leasing companies, hospitality, and other locations. These products are available with the Type 2, GBT, and CCS 2 connectors and include the PQ 150, Series 3 (an ideal product for the 2/3-wheeled vehicles), and the EQ 200.

●	Mobile Charger. We offer the HQ 200-M Level 2 charger for the mobile/emergency charging market which requires a portable charger to be used for roadside or other use cases where a connection to the electricity grid is not available.

●	DCFC. We offer a complete line of DC Fast Charging equipment (“DCFC”) that ranges from 30kW to 360kW, supports the ‘CHAdeMo’, CCS1, and NACS connectors, and typically provide an 80% charge in less than 30 minutes. Installation of DCFC stations and grid requirements are typically greater than Level 2 charging stations and are ideally suited for transportation hubs and locations between travel destinations. These include the Series 9 30kW DC Fast Charger that works ideally for the fleet and auto dealership segments and is available in wall and pedestal mount configurations, the Blink 30kW DC Fast Charger that boasts a small footprint providing up to 100 amps of output, and the Blink 60kW – 360kW DC Fast Charger that provides from 140 to 500 amps of power.

●	Blink Network. The Blink Network is a cloud-based platform that manages our network of EV chargers around the world for remote monitoring, management, payment processing, customer support, and other features required for operating the Blink Networks of EV charging locations.

●	Blink Charging Mobile App. We offer Blink Charging Mobile Apps (iOS and Android) that provide EV drivers control by giving them improved search capabilities which allows them to search for nearby amenities, as well as chargers by zip-codes, city, business, category, or address, and expanded keyword search. The app also includes payment functionality, eliminating the need for a credit card.

●	Fleet Management. We offer Fleet Management applications, targeted at commercial, municipal, and federal fleets for planning, managing, and optimizing their departure schedules and energy costs. Our Fleet Management applications can be used as standalone tools or integrated into existing fleet management solutions, which allows Blink to be a flexible and value-added solution within existing software stacks.

Key Factors Affecting Operating Results

We believe our performance and future success depend on several factors, including those discussed below:

Competition - The EV charging equipment and service market is highly competitive, and we expect the market to become increasingly competitive as new entrants enter this growing market. Our products and services compete on product performance and features, the total cost of ownership, origin of manufacturing, sales capabilities, financial stability, brand recognition, product reliability, and the installed base’s size. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. If our market share decreases due to increased competition, its revenue and ability to generate profits in the future may be impacted.

Growth - Our growth is highly dependent upon the adoption by consumers of EVs, and we are subject to a risk of any reduced demand for EVs. The market for alternative fuel vehicles is still relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, and specifically EVs, include perceptions about EV quality, safety (in particular with respect to battery chemistries), design, performance and cost; the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use; improvements in the fuel economy of the internal combustion engine; consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive; the environmental consciousness of consumers; volatility in the cost of oil and gasoline; consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries and the impact of international conflicts; government regulations and economic incentives promoting fuel efficiency and alternate forms of energy; access to charging stations, standardization of EV charging systems and consumers’ perceptions about convenience and cost to charge an EV; and the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of nonpolluting vehicles. If the market for EVs does not gain broad market acceptance or develops slower than we expect, our business, prospects, financial condition and operating results may be adversely affected.

Regulations - Our business is subject to a variety of federal, state and international laws and regulations, including those with respect to government incentives promoting fuel efficiency and alternate forms of energy, electric vehicles and others. These laws and regulations, and the interpretation or application of these laws and regulations, could change. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in diminished revenues from government sources and diminished demand for our products. In addition, new laws or regulations affecting our business could be enacted. These laws and regulations are frequently costly to comply with and may divert a significant portion of management’s attention. Changes to these applicable laws or regulations could affect business and/or harm our customers, thereby adversely affecting our business, financial condition and results of operations.

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

Results of Operations

Year Ended December 31, 2023 Compared Year Ended December 31, 2022

	For The Years Ended
	December 31,
	2023	2022	Difference $	Difference %

Revenues:
Product sales	$109,416	$46,018	$63,398	138%
Charging service revenue - company-owned charging stations	15,646	6,866	8,780	128%
Network fees	7,481	4,370	3,111	71%
Warranty	3,258	928	2,330	251%
Grant and fees rebate	469	296	173	58%
Car-sharing services	3,302	1,268	2,034	160%
Other	1,026	1,393	(367)	-26%

Total Revenues	140,598	61,139	79,459	130%

Cost of Revenues:
Cost of product sales	72,532	31,428	41,104	131%
Cost of charging services - company-owned charging stations	3,540	1,466	2,074	141%
Host provider fees	9,140	3,935	5,205	132%
Network costs	1,969	1,463	506	35%
Warranty and repairs and maintenance	4,605	2,795	1,810	65%
Car-sharing services	4,356	2,137	2,219	104%
Depreciation and amortization	4,250	3,113	1,137	37%

Total Cost of Revenues	100,392	46,337	54,055	117%

Gross Profit	40,206	14,802	25,404	172%

Operating Expenses:
Compensation	92,669	60,602	32,067	53%
General and administrative expenses	35,170	27,826	7,344	26%
Other operating expenses	17,825	15,645	2,180	14%
Impairment of goodwill	89,087	-	89,087	N/A
Impairment of intangible assets	5,143	-	5,143	N/A

Total Operating Expenses	239,894	104,073	135,821	131%

Loss From Operations	(199,688)	(89,271)	(110,417)	124%

Other (Expense) Income:
Interest expense	(3,546)	(1,529)	(2,017)	132%
Dividend income	1,909	454	1,455	320%
Gain (loss) on foreign exchange	140	(600)	740	-123%
Loss on extinguishment of notes payable	(1,000)	-	(1,000)	100%
Change in fair value of derivative and other accrued liabilities	8	66	(58)	-88%
Other expense	(22)	(372)	350	-94%

Total Other Expense	(2,511)	(1,981)	(530)	27%

Loss Before Income Taxes	$(202,199)	$(91,252)	$(110,947)	122%

Provision for income taxes	(1,494)	(308)	(1,186)	385%

Net Loss	$(203,693)	$(91,560)	$(112,133)	122%

Revenues

Total revenue for the year ended December 31, 2023 was $140,598, compared to $61,139 for the year ended December 31, 2022, an increase of $79,459, or 130%.

Revenue from product sales was $109,416 for the year ended December 31, 2023, compared to $46,018 for the year ended December 31, 2022, an increase of $63,398, or 138%. This increase was attributable to increased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2022.

Charging service revenue for company-owned and operated charging stations was $15,646 for the year ended December 31, 2023, compared to $6,866 for the year ended December 31, 2022, an increase of $8,780, or 128%. The increase is due to the increase in utilization of chargers and an increased number of chargers on the Blink Networks.

Network fee revenue was $7,481 for the year ended December 31, 2023, compared to $4,370 for the year ended December 31, 2022, an increase of $3,111, or 71%. The increase was attributable to increases in host owned units as well as billings and invoicing to Property Partners during the year ended December 31, 2023, as compared to the year ended December 31, 2022.

Warranty revenue was $3,258 for the year ended December 31, 2023, compared to $928 for the year ended December 31, 2022, an increase of $2,330, or 251%. The increase was primarily attributable to an increase in warranty contracts sold for the year December 31, 2023 compared to the year ended December 31, 2022.

Grant and fees rebate revenues were $469 for the year ended December 31, 2023, compared to $296 for the year ended December 31, 2022, an increase of $173, or 58%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The decrease in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the years ended December 31, 2023 and 2022.

Car-sharing services revenues were $3,302 during the year ended December 31, 2023, compared to $1,268 during the year ended December 31, 2022, an increase of $2,034, or 160%. These revenues are derived from ride-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020. Also contributing to the increase in revenues is revenues of $2,743 from Envoy, which was acquired in April 2023.

Other revenue decreased by $367, or 26% to $1,026 for the year ended December 31, 2023, compared to $1,393 for the year ended December 31, 2022. The decrease was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the year ended December 31, 2023 compared to the same period in 2022. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the year ended December 31, 2023 were $100,392 as compared to $46,337 for the year ended December 31, 2022, an increase of $54,055, or 117%.

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

Cost of product sales increased by $41,104, or 131%, to $72,532 for the year ended December 31, 2023, compared to $31,428 for the year ended December 31, 2022. The increase was primarily due to the increase in product sales of commercial chargers, DC fast chargers and home residential chargers during the year ended December 31, 2023 compared to the same period in 2022.

Cost of charging services for company-owned charging stations (electricity reimbursements) increased by $2,074, or 141%, to $3,540 for the year ended December 31, 2023, compared to $1,466 for the year ended December 31, 2022. The increase in 2023 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $5,205, or 132%, to $9,140 during the year ended December 31, 2023, compared to $3,935 during the year ended December 31, 2022. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements.

Network costs increased by $506, or 35%, to $1,969 for the year ended December 31, 2023, compared to $1,463 for the year ended December 31, 2022. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system compared to the same period in 2022.

Warranty and repairs and maintenance costs increased by $1,810, or 65%, to $4,605 for the year ended December 31, 2023, compared to $2,795 for the year ended December 31, 2022. The increase in 2023 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases. As of December 31, 2023, we recorded a liability of $503 which represents the estimated cost of existing backlog of known warranty cases.

Cost of car-sharing services was $4,356 during the year ended December 31, 2023, compared to $2,137 during the year ended December 31, 2022, an increase of $2,219, or 104%. These costs are from car-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020. Also contributing to the increase in costs for these services is $2,221 from Envoy, which was acquired in April 2023.

Depreciation and amortization expense increased by $1,137, or 37%, to $4,250 for the year ended December 31, 2023, compared to $3,113 for the year ended December 31, 2022. The increase in depreciation expense was attributable to an increase in the number of EV charging stations and vehicles associated with the car-share services.

Operating Expenses

Compensation expense increased by $32,067, or 53%, to $92,669 (consisting of approximately $70,630 of cash compensation and approximately $22,039 of non-cash compensation) for the year ended December 31, 2023, compared to $60,602 (consisting of approximately $44,689 of cash compensation and approximately $15,913 of non-cash compensation) for the year ended December 31, 2022. The increase in compensation expense for the year ended December 31, 2023 compared to the same period in 2022 was primarily related to increases in personnel and compensation in executive, marketing, sales and operations departments as a result of the anticipated domestic and international growth of our company. In addition, compensation expense during the year ended December 31, 2023 compared to the same period in 2022 increased due to additional personnel in conjunction with the acquisition of Envoy in April 2023. Also contributing to the increase in compensation expense is (1) non-cash stock-based compensation of approximately $5,500 related to the accelerated vesting of equity award grants and additional stock-based compensation associated with the resignation of our former Chief Executive Officer pursuant to the terms of the Former CEO Employment Agreement, as set forth in the Separation and General Release Agreement, dated as of September 20, 2023, between our company and the former Chief Executive Officer; and (2) non-recurring expense of approximately $11,500, consisting of the non-recurring payment of approximately $6,000 to our former Chief Executive Officer pursuant to the Former CEO Employment Agreement and a non-recurring bonus expense of $5,500 related to the achievement by our Chief Technology Officer of systems, product and IT-related key performance indicators under his employment agreement, dated April 12, 2021. In addition, compensation expense during the December 31, 2023 period compared to the same period in 2022 increased due to additional personnel in conjunction with the acquisition of Envoy in April 2023.

General and administrative expenses increased by $7,344, or 26%, from $27,826 for the year ended December 31, 2022 to $35,170, for the year ended December 31, 2023. The increase was primarily attributable to increases in accounting, legal, investor/public relations, consulting, software licensing and other professional service expenditures of $6,890. Further, general and administrative expenses increased due to increases in amortization expense of $1,448 primarily related to the acquisition of Envoy in 2023.

Other operating expenses increased by $2,180, or 14%, from $15,645 for the year ended December 31, 2022 to $17,825 for the year ended December 31, 2023. The increase was primarily attributable to increases in insurance, software licensing, annual shareholder meeting, rent, and hardware and software expenses of $5,196. Further, increases in travel and vehicle expenses of $480, contributed to the increase in other operating expenses for year ended December 31, 2023 compared to the same period in 2022. Also contributing to the increase in other operating expenses were operating expenditures related to the acquisition of Envoy in 2023. The increase in other operating expenses for the year ended December 31, 2023 compared to the same period in 2022 was partially offset by a decrease of $4,257 in expenses related to the 4G network upgrade which was substantially performed during 2022.

During the year ended December 31, 2023, we observed certain triggering events, including a decline in our stock price and, as a result, we conducted a quantitative impairment analysis of our goodwill and intangible assets and determined that the fair value of our reporting units were less than the carrying amount and, as a result, recorded an impairment charge of $89,087 related to goodwill and $5,143 related to intangible assets during the 2023 period.

Other Expense

Other expense increased by $530 from $1,981 for the year ended December 31, 2022 to $2,511 for the year ended December 31, 2023. The increase in other expenses was primarily attributable to an increase in interest expense of $2,017 associated with the deferred payment from the SemaConnect acquisition as well as an increase in the loss on extinguishment of notes payable of $1,000, partially offset by an increase in dividend and interest income of $1,455.

Provision For Income Taxes

Provision for income taxes was $1,494 during the year ended December 31, 2023 as compared to $308 during the year ended December 31, 2022. The Company’s statutory federal income tax rate for 2023 and 2022 was 21.0%. The Company’s effective tax rate for 2023 and 2022 was 0.7% and 0.3%, respectively. The increase in the provision for income taxes and the effective tax rate was related to certain subsidiaries which generated net income during the year ended December 31, 2022.

Net Loss

Our net loss for the year ended December 31, 2023 increased by $112,133, or 122%, to $203,693 as compared to $91,560 for the year ended December 31, 2022. The increase was primarily attributable to an increase in compensation expense and general and administrative expenses in conjunction with current and anticipated growth of our company.

Total Comprehensive Loss

Our total comprehensive loss for the year ended December 31, 2023 was $203,183 whereas our total comprehensive loss for the year ended December 31, 2022 was $92,822, an increase of $110,361 for the same reasons as noted above related to the increase in our net loss.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31,
	2023	2022

Cash and Cash Equivalents	$121,691	$36,562

Working Capital	$152,033	$48,962

Debt	$38,108	$40,618

During the years ended December 31, 2023 and 2022, we financed our activities from proceeds derived from debt and equity financings which were raised in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the years ended December 31, 2023 and 2022, we used cash of $97,570 and $82,365, respectively, in operations. Our cash used for the year ended December 31, 2023 was primarily attributable to our net loss of $203,693, reduced by net non-cash expenses in the aggregate amount of $133,566, and by $27,443 of net cash used in changes in the levels of operating assets and liabilities. Our cash used for the year ended December 31, 2022 was primarily attributable to our net loss of $91,560, reduced by net non-cash expenses in the aggregate amount of $26,551, and by $17,356 of net cash used in changes in the levels of operating assets and liabilities.

During the year ended December 31, 2023, net cash used in investing activities was $13,240, of which, $4,660 was used as cash consideration for Envoy (net of cash acquired), $7,552 was used to purchase charging stations and other fixed assets, and $1,028 was related to the payment of engineering costs that were capitalized. During the year ended December 31, 2022, net cash used in investing activities was $57,441, of which, $38,338 was used as cash consideration for SemaConnect (net of cash acquired), $11,360 was used as cash consideration for EB (net of cash acquired), $5,249 was used to purchase charging stations and other fixed assets, $2,200 was used as a note receivable to a target, and $294 was related to the payment of engineering costs that were capitalized.

During the year ended December 31, 2023, net cash provided by financing activities was $197,315, of which, $208,865 was attributable to the net proceeds from the sale of common stock from the public offering, $835 was provided by the exercise of warrants and options, offset by $9,292 was used to pay down notes payable, $2,837 was used to pay down our finance lease liability and $256 used to pay down our liability in connection with internal use software.

During the year ended December 31, 2022, net cash provided by financing activities was $6,393, of which, $7,386 was attributable to the net proceeds from the sale of common stock from the public offering, $220 was provided by the exercise of warrants and options, offset by $681 was used to pay down notes payable, $315 used to pay down our liability in connection with internal use software, and $217 was used to pay down our finance lease liability.

As of December 31, 2023, we had cash and cash equivalents, working capital and an accumulated deficit of $121,691, $152,033 and $537,723, respectively. During the year ended December 31, 2023, we generated a net loss of $203,693.

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

On September 2, 2022, we entered into a Sales Agreement (“Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC (the “Agents”) to conduct an “ATM” equity offering program pursuant to which we may issue and sell from time to time shares of our common stock, having an aggregate offering price of up to $250,000 through the Agents, as our sales agents. We currently anticipate using the net proceeds from the sale of our shares of common stock under the ATM program to supplement our operating cash flows to fund EV charging station deployment and our acquisition growth plan. We also plan to use any remaining proceeds we receive for working capital and other corporate purposes. The amounts and timing of our use of the net proceeds will depend on a number of factors, such as the timing and progress of our EV charging station deployment efforts, the timing and progress of any partnering and collaboration efforts and technological advances. As of December 31, 2023, 30,914,695 shares have been sold pursuant to the ATM program representing gross proceeds of approximately $116,651. Subsequent to December 31, 2023, the Company sold an aggregate of 8,177,472 shares of common stock aggregate gross proceeds of $25,651 and net proceeds of $25,136.

Contractual Obligations and Commitments

We entered into purchase commitments that include purchase orders and agreements in the normal course of business with contract manufacturers, parts manufacturers, vendors for research and development services and outsourced services. As of December 31, 2023, we had purchase commitments of approximately $21,672, which will become payable upon the suppliers’ delivery of the charging stations, services and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12-24 months.

Further, we have operating and finance lease obligations over the next five years of approximately $11,418. These operating lease obligations are primarily related to corporate office space, warehousing, and parking spaces related to our ride-sharing services.

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

Car-sharing services, is accounted for under ASC Topic 842, Leases and pertains to revenues and expenses related to a car-sharing services agreement with the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service. The Company accounts for such rentals as operating leases. The lease terms are included in the Company’s contracts, and the determination of whether the Company’s contracts contain leases generally does not require significant assumptions or judgments. The Company’s lease revenues do not include material amounts of variable payments. The Company does not provide an option for the lessee to purchase the rented equipment at the end of the lease.

The Company is unsure of when the customer will return rented equipment. As such, the Company does not know how much the customer will owe it upon return of the equipment and, therefore, cannot provide a maturity analysis of future lease payments. The Company’s equipment is generally rented for short periods of time (generally a few minutes to a few hours). Lessees do not provide residual value guarantees on rented equipment.

The Company expects to derive significant future benefits from its equipment following the end of the rental term. The Company’s equipment is typically rented for the majority of the time that the Company owns it. The Company recognizes revenue over the contractual period of performance of the subscription which are short term in nature.

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

Foreign Currency Risk

We have foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both its revenue and its operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances, as of December 31, 2023. As our foreign operations expand, its results may be more materially impacted by fluctuations in the exchange rates of the currencies in which it does business. At this time, we do not enter into financial instruments to hedge its foreign currency exchange risk.

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

As required by the SEC Rules 13a-15(b) and 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures were not effective as of December 31, 2023, due to the material weaknesses in internal control over financial reporting described below.

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

As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired company’s controls by year-end, management has excluded Envoy Technologies Inc., from its evaluation of disclosure controls and procedures and internal controls over financial reporting and changes therein from the date of such acquisition through December 31, 2023. Envoy’s total assets and total revenues represent approximately 1% and 2% respectively, of the related consolidated financial statement amounts of Blink Charging Co. as of and for the year ended December 31, 2023.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2023, because of the material weaknesses reported below.

●	Management identified information technology deficiencies in the design and implementation of change management and user access controls over financial IT applications and underlying records that: support the Company’s financial reporting processes, impact automated process-level and manual controls, and provide the assurance that the data produced by these systems is complete and accurate. The access issues relate to appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant applications and underlying records to the appropriate Company personnel. Management has considered the IT deficiencies to be a material weakness in internal controls over financial reporting as of December 31, 2023.

●	During 2023, management reported a material weakness related to the operational effectiveness of its internal controls related to review of the impairment and allocation of goodwill and intangible assets.

Remediation efforts have begun; the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects that the remediation of these material weaknesses will be completed during 2024.

Remediation in Internal Control Over Financial Reporting During 2023

In 2022, the Company identified certain design deficiency which resulted in a failure to detect a miscalculation of a certain non-cash share-based compensation transaction on a timely basis. As a result of the internal controls initiatives referenced above, the 2022 reported material weakness has been remediated in 2023 and is operating effectively.

Changes in Internal Control Over Financial Reporting

During 2023, management continued to implement improvements to the Company’s internal control system including expanding our internal control assessments to the Company’s 2022 acquisitions Throughout the year, from executive management down, a strong commitment was made to the importance of internal control and to create and maintain an infrastructure to support the Company’s compliance program. The Audit Committee was actively engaged and exercised continuous oversight throughout the process. Further, management and the Audit Committee fostered open and regular dialogue with the Company’s external auditors. Internal control, particularly those relating to subjective judgements, were strengthened and, when possible automated and centralized.

Except as described above, there were no changes in the Company’s internal control over the financial reporting during the fourth quarter of 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

Blink Charging Co.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Blink Charging Co. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management’s Annual Report on Internal Control Over Financial Reporting”:

●	The Company's change management and access controls were not designed and implemented effectively to ensure: 1) IT program and data changes affecting the Company’s financial IT applications and underlying records are identified, tested, authorized and implemented appropriately to validate that data produced by these IT applications were complete and accurate, and 2) appropriate segregation of duties that would adequately restrict user and privileged access to the financially relevant applications and underlying records to the appropriate Company personnel.

Due to the pervasive nature of these deficiencies other IT general controls, automated process-level, and manual controls that are dependent upon the information derived from such financially relevant applications were also determined to be ineffective.

●	Ineffective operation of management review controls over allocation of proceeds to intangible assets and goodwill and the evaluation of potential impairment for goodwill and other intangible assets.

These deficiencies, combined with inadequate review controls, created a reasonable possibility that a material misstatement, either individually or in the aggregate, of the consolidated financial statements might not be prevented or detected on a timely basis and represent material weaknesses in the Company’s internal control over financial reporting.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2023 consolidated financial statements, and this report does not affect our report dated March 18, 2024 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023 and our report thereon dated March 18, 2024 expressed an unqualified opinion on those financial statements.

Explanatory Paragraph – Excluded Subsidiary

As described in “Management’s Annual Report on Internal Control Over Financial Reporting”, management has excluded its wholly owned subsidiary, Envoy Technologies, Inc., from its assessment of internal control over financial reporting as of December 31, 2023 because the entity was acquired by the Company as the result of a business combination during 2023. We have also excluded Envoy Technologies, Inc. from our audit of internal control over financial reporting. The subsidiary’s combined total assets and total revenues represent approximately 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Marcum llp

New York, NY

March 18, 2024

ITEM 9B.	OTHER INFORMATION.

During the fiscal quarter ended December 31, 2023, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2023 year-end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2023 year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2023 year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2023 year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2023 year-end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3) EXHIBITS

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Share Purchase Agreement, dated April 21, 2021, between the Shareholders of Blue Corner NV and Blink Holdings B.V.	8-K	2.1	05/13/2021
2.2	Sale and Purchase Agreement, dated April 22, 2022, between the shareholders of Electric Blue Limited, and Blink Holdings B.V. and Blink Charging Co.	8-K	2.1	04/26/2022
2.3	Agreement and Plan of Merger, dated as of June 13, 2022, by and among Blink Charging Co., Blink Sub I Corp., Blink Sub II LLC, SemaConnect, Inc. and Shareholder Representative Services LLC (solely in its capacity as the stockholders’ representative)	8-K	2.1	06/14/2022
2.4	Agreement and Plan of Merger, dated as of April 18, 2023, by and among Blink Charging Co., Blink Mobility, LLC, Mobility Merger Sub Inc., Envoy Technologies, Inc., and Fortis Advisors LLC (as Equityholders’ Agent)	8-K	2.1	04/24/2023
2.5	Amendment No. 2, dated as of August 4, 2023, to Agreement and Plan of Merger, dated as of June 13, 2022, by and among Blink Charging Co., SemaConnect LLC and Shareholder Representative Services LLC, as Stockholders’ Representative.	10-Q	2.2	08/09/2023
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock		3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock		3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock		3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock		3.4	04/07/2022
4.2	Form of Common Stock Purchase Warrant dated April 9, 2018	8-K	4.1	04/19/2018
4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.3	04/02/2020
10.14*	2018 Incentive Compensation Plan	Proxy	-	08/14/2018
10.18*	Employment Offer Letter, dated February 7, 2020, between Blink Charging Co. and Michael P. Rama	8-K	10.1	02/11/2020

10.20*	Employment Offer Letter, dated as of March 29, 2020, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	04/20/2020
10.22*	Employment Agreement, dated December 27, 2021, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	12/29/2021
10.23*	Employment Agreement, dated April 20, 2021, between Blink Charging Co. and Harjinder Bhade	10-K/A	10.20	04/29/2022
10.24*	Employment Agreement, dated May 19, 2022, between Blink Charging Co. and Michael P. Rama	8-K	10.1	05/24/2022
10.25*	Employment Agreement, dated May 19, 2022, between Blink Charging Co. and Aviv Hillo	8-K	10.2	05/24/2022
10.26	Form of Registration Rights Agreement, dated as of June 15, 2022, by and among Blink Charging Co., the equityholders of SemaConnect, Inc. and each equityholder of SemaConnect, Inc. to which Blink shares were issued	8-K	10.1	06/21/2022
10.29	Sales Agreement, dated September 2, 2022, between Blink Charging Co. and the Sales Agents	8-K	10.1	09/02/2022
10.31*	Employment Agreement, dated May 1, 2023, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	05/05/2023
10.32*	Amendment to Blink Charging Co. 2018 Incentive Compensation Plan	14A	A	06/14/2023
10.33*	Separation and General Release Agreement, dated as of June 20, 2023, between Blink Charging Co. and Michael D. Farkas	8-K	10.1	06/23/2023
10.34*	Employment Offer Letter, dated October 30, 2023, between Blink Charging Co. and Harjinder Bhade	8-K	10.1	11/03/2023
10.35	Amendment to Sales Agreement, dated as of November 2, 2023, between Blink Charging Co. and the Agents	8-K	10.1	11/22/2023
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Marcum LLP				X
31.1	Rule 13a-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer				X
32.2**	Section 1350 Certification of Principal Financial Officer				X
97.1*	Blink Charging Co. Policy for Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance.				X
101.XSD	Inline XBRL Schema.				X
101.PRE	Inline XBRL Presentation.				X
101.CAL	Inline XBRL Calculation.				X
101.DEF	Inline XBRL Definition.				X
101.LAB	Inline XBRL Label.				X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)				X

*	Indicates a management contract or compensatory plan or arrangement.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK CHARGING CO.

Date: March 18, 2024	By:	/s/ Brendan S. Jones
Brendan S. Jones
President and Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2024	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brendan S. Jones	President, Chief Executive Officer, and Director	March 18, 2024
Brendan S. Jones	(Principal Executive Officer)

/s/ Michael P. Rama	Chief Financial Officer	March 18, 2024
Michael P. Rama	(Principal Financial and Accounting Officer)

/s/ Aviv Hillo	General Counsel, Executive Vice President of M&A, and Director	March 18, 2024
Aviv Hillo

/s/ Ritsaart J.M. van Montfrans	Chairman of the Board	March 18, 2024
Ritsaart J.M. van Montfrans

/s/ Jack Levine	Director	March 18, 2024
Jack Levine

/s/ Kristina A. Peterson	Director	March 18, 2024
Kristina A. Peterson

/s/ Mahidhar Reddy	Director	March 18, 2024
Mahidhar Reddy

/s/ Cedric L. Richmond	Director	March 18, 2024
Cedric L. Richmond

BLINK CHARGING CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Blink Charging Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blink Charging Co. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

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

Business Combination

Critical Audit Matter Description

As described in Note 3 to the financial statements, the Company acquired Envoy Technologies, Inc. in April 2023. This acquisition was accounted for as a business combination. We identified the evaluation of the acquisition-date fair value of the intangible assets acquired as a critical audit matter.

The principal consideration for our determination that the evaluation of the acquisition-date fair values of the intangible assets acquired was a critical audit matter is the high degree of subjective auditor judgment associated with evaluating management’s determination of the fair values of the acquired intangible assets, which is primarily due to the complexity of the valuation models used and the sensitivity of the underlying significant assumptions. The key assumptions used within the valuation models included prospective financial information such as future revenue growth and an applied discount rate. The calculated fair values are sensitive to changes in these key assumptions.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the evaluation of acquisition-date fair values of intangible assets acquired included the following, among others:

●	We evaluated the design effectiveness of certain controls over the acquisition-date valuation process, including controls over the development of the key assumptions such as the future revenue growth and the applied discount rate.
●	We obtained the purchase price allocation analysis from management and the third-party specialist engaged by management.

○	We assessed the qualifications and competence of management and the third-party specialist; and
○	We evaluated the methodologies used to determine the fair values of the intangible assets.

●	We tested the assumptions used within the discounted cash flow models to estimate the fair values of the intangible assets, which included key assumptions such as the future revenue growth and the applied discount rate.
●	We assessed the reasonableness of management’s forecast by inquiring with management to understand how the forecast was developed and comparing the projections to historical results and external sources, including industry trends and peer companies’ historical data.
●	We involved our internal valuation specialist who assisted in the evaluation and testing performed on the reasonableness of significant assumptions to the models, including the applied discount rate.

Goodwill and Other Intangible Assets Impairment

Critical Audit Matter Description

As described in Notes 5 and 6 to the financial statements, the Company recognized goodwill and other intangible assets impairment charges of approximately $89.1 million and $5.1 million, respectively, in the statement of operations during the year ended December 31, 2023. We identified management’s impairment analysis as a critical audit matter.

The principal consideration for our determination that the evaluation of goodwill and other intangible assets impairment was a critical audit matter is the high degree of subjective auditor judgment associated with evaluating management’s determination of the fair values of each reporting unit and the discounted cash flow model used in management’s assessment. This led to a high degree of auditor judgement, subjectivity, and effort in performing procedures in this audit area.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the evaluation of reporting date fair values of goodwill and other intangible assets included the following, among others:

●	We tested management’s process for determining the fair value estimate of each reporting unit.
●	We evaluated the discounted cash flow model used in management’s assessment.
●	We tested the completeness, accuracy, and relevance of the underlying data used by management in the discounted cash flow model.
●	We evaluated the reasonableness of significant assumptions used by management as part of their analysis.
●	We involved our internal valuation specialist who assisted in the evaluation and testing performed of the goodwill and other intangible assets impairment analysis.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2014.

New York, NY

March 18, 2024

BLINK CHARGING CO.

Consolidated Balance Sheets

(in thousands, except for share amounts)

	December 31,
	2023	2022

Assets
Current Assets:
Cash and cash equivalents	$121,691	$36,562
Accounts receivable, net	45,447	23,581
Inventory, net	47,942	34,740
Prepaid expenses and other current assets	6,654	4,399

Total Current Assets	221,734	99,282
Restricted cash	79	71
Property and equipment, net	35,127	25,862
Operating lease right-of-use assets	9,731	4,174
Intangible assets, net	16,298	26,582
Goodwill	144,881	203,710
Other assets	669	2,861

Total Assets	$428,519	$362,542

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$31,193	$24,585
Accrued expenses and other current liabilities	14,143	13,109
Notes payable	6,792	10
Current portion of operating lease liabilities	3,448	1,738
Current portion of financing lease liabilities	512	306
Current portion of deferred revenue	13,613	10,572

Total Current Liabilities	69,701	50,320
Contingent consideration	-	1,316
Consideration payable	49,434	40,608
Operating lease liabilities, non-current portion	7,025	3,030
Financing lease liabilities, non-current portion	163	408
Deferred revenue, non-current portion	12,462	5,258
Other liabilities	337	645

Total Liabilities	139,122	101,585

Commitments and contingencies (Note 15)

Stockholders’ Equity:

Common stock, $0.001 par value, 500,000,000 shares authorized, 92,818,233 and 51,476,445 shares issued and outstanding as of December 31, 2023 and 2022, respectively	93	51
Additional paid-in capital	829,563	597,982
Accumulated other comprehensive loss	(2,536)	(3,046)
Accumulated deficit	(537,723)	(334,030)

Total Stockholders’ Equity	289,397	260,957

Total Liabilities and Stockholders’ Equity	$428,519	$362,542

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the Years Ended
	December 31,
	2023	2022	2021

Revenues:
Product sales	$109,416	$46,018	$15,480
Charging service revenue - company-owned charging stations	15,646	6,866	2,978
Network fees	7,481	4,370	667
Warranty	3,258	928	220
Grant and fees rebate	469	296	400
Car-sharing services	3,302	1,268	769
Other	1,026	1,393	426

Total Revenues	140,598	61,139	20,940

Cost of Revenues:
Cost of product sales	72,532	31,428	11,670
Cost of charging services - company-owned charging stations	3,540	1,466	707
Host provider fees	9,140	3,935	1,386
Network costs	1,969	1,463	454
Warranty and repairs and maintenance	4,605	2,795	892
Car-sharing services	4,356	2,137	1,458
Depreciation and amortization	4,250	3,113	1,531

Total Cost of Revenues	100,392	46,337	18,098

Gross Profit	40,206	14,802	2,842

Operating Expenses:
Compensation	92,669	60,602	38,389
General and administrative expenses	35,170	27,826	10,516
Other operating expenses	17,825	15,645	9,606
Impairment of goodwill	89,087	-	-
Impairment of intangible assets	5,143	-	-

Total Operating Expenses	239,894	104,073	58,511

Loss From Operations	(199,688)	(89,271)	(55,669)

Other (Expense) Income:
Interest (expense) income	(3,546)	(1,529)	9
Dividend income	1,909	454	294
Gain (loss) on foreign exchange	140	(600)	(124)
Gain on forgiveness of PPP loan	-	-	856
Loss on extinguishment of notes payable	(1,000)	-	-
Change in fair value of derivative and other accrued liabilities	8	66	69
Other expense	(22)	(372)	(554)

Total Other (Expense) Income	(2,511)	(1,981)	550

Loss Before Income Taxes	$(202,199)	$(91,252)	$(55,119)

Provision for income taxes	(1,494)	(308)	-

Net Loss	$(203,693)	$(91,560)	$(55,119)
Net Loss Per Share:
Basic	$(3.21)	$(1.95)	$(1.32)
Diluted	$(3.21)	$(1.95)	$(1.32)

Weighted Average Number of Common Shares Outstanding:
Basic	63,466,398	46,922,434	41,905,340
Diluted	63,466,398	46,922,434	41,905,340

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended
	December 31,
	2023	2022	2021

Net Loss	$(203,693)	$(91,560)	$(55,119)
Other Comprehensive Income (Loss):
Reclassification adjustments of gain on sale of marketable securities included in net loss	-	-	438
Cumulative translation adjustments	510	(1,262)	(1,784)

Total Comprehensive Loss	$(203,183)	$(92,822)	$(56,465)

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2023

(in thousands, except for share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2023	51,476,445	$51	$597,982	$(3,046)	$(334,030)	$260,957

Common stock issued in public offering, net of issuance costs [1]	39,248,028	41	208,825	-	-	208,866

Common stock issued upon exercises of warrants	557,733	1	834	-	-	835

Stock-based compensation	632,962	-	18,484	-	-	18,484

Surrender and cancellation of common stock	(27,681)	-	(197)	-	-	(197)

Reclassification of common stock liability to equity	8,235	-	35	-	-	35

Common stock issued in connection with extinguishment of notes payable	158,372	-	1,000	-	-	1,000

Common stock issued upon cashless exercise of options and warrants	393,240	-	-	-	-	-

Common stock issued in satisfaction of accrued issuable equity	370,899	-	2,600	-	-	2,600

Other comprehensive loss	-	-	-	510	-	510

Net loss	-	-	-	-	(203,693)	(203,693)

Balance - December 31, 2023	92,818,233	$93	$829,563	$(2,536)	$(537,723)	$289,397

[1]	Includes gross proceeds of $216,662, less issuance costs of $7,796.

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

BLINK CHARGING CO.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended
	December 31,
	2023	2022	2021
Cash Flows From Operating Activities:
Net loss	$(203,693)	$(91,560)	$(55,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,441	9,547	2,731
Non-cash lease expense	2,128	997	1,246
Dividend income	-	-	(62)
Impairment of goodwill	89,087	-	-
Impairment of intangible assets	5,143	-	-
Change in fair value of contingent consideration	(1,375)	(1,499)	-
Change in fair value of derivative and other accrued liabilities	8	-	69
Provision for bad debt	2,555	1,336	908
Loss on extinguishment of notes payable	1,000	-	-
(Gain) loss on disposal of fixed assets	(11)	113	156
Provision for slow moving and obsolete inventory	527	78	(187)
Gain on forgiveness of PPP loan	-	-	(856)
Gain on settlement of accounts payable, net	24	-	-
Stock-based compensation:
Common stock	12,893	11,224	4,391
Options	4,064	4,689	14,717
Warrants	5,082	-	-
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(23,677)	(11,869)	(5,212)
Inventory	(15,362)	(24,283)	(9,227)
Prepaid expenses and other current assets	(2,134)	(1,782)	710
Other assets	941	2	262
Accounts payable, accrued expenses, and other current liabilities	6,977	16,309	3,723
Other liabilities	(307)	18	103
Operating lease liabilities	(3,672)	(825)	(1,021)
Deferred revenue	9,791	5,140	2,098

Total Adjustments	106,123	9,195	14,549

Net Cash Used In Operating Activities	(97,570)	(82,365)	(40,570)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	-	-	6,804
Note receivable	-	(2,200)	-
Purchase consideration of SemaConnect, net of cash acquired	-	(38,338)	-
Purchase consideration of Envoy, net of cash acquired	(4,660)	-	-
Purchase of marketable securities	-	-	(7,209)
Capitalization of engineering costs	(1,028)	(294)	(237)
Purchase consideration of Blue Corner, net of cash acquired	-	-	(22,742)
Purchase consideration of Electric Blue, net of cash acquired	-	(11,360)	-
Purchases of property and equipment	(7,552)	(5,249)	(7,065)

Net Cash Used In Investing Activities	(13,240)	(57,441)	(30,449)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	208,865	7,386	221,333
Proceeds from exercise of options and warrants	835	220	2,000
Repayment of financing liability in connection with finance lease	(2,837)	(217)	-
Repayment of notes payable	(9,292)	(681)	-
Payment of financing liability in connection with internal use software	(256)	(315)	(62)

Net Cash Provided By Financing Activities	197,315	6,393	223,271

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,368)	(4,830)	206

Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Cash	85,137	(138,243)	152,458

Cash and Cash Equivalents and Restricted Cash - Beginning of Year	36,633	174,876	22,418

Cash and Cash Equivalents and Restricted Cash - End of Year	$121,770	$36,633	$174,876

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$121,691	$36,562	$174,795
Restricted cash	79	71	81
	$121,770	$36,633	$174,876

[1]	For the year ended December 31, 2023, includes gross proceeds of $216,662, less issuance costs of $7,796.
For the year ended December 31, 2022, includes gross proceeds of $7,697, less issuance costs of $311.
For the year ended December 31, 2021, includes gross proceeds of $232,060, less issuance costs of $10,727.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statements of Cash Flows - Continued

(in thousands)

	For the Years Ended
	December 31,
	2023	2022	2021
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$3,605	$-	$-
Income taxes	$-	$73	$-

Non-cash investing and financing activities:
Common stock issued as consideration for property and equipment	$-	$-	$600
Common stock issued as purchase consideration of Blue Corner	$-	$-	$790
Reclassification of common stock liability to equity	$-	$-	$416
Right-of-use assets obtained in exchange for lease obligations	$7,401	$1,787	$2,129
Property and equipment obtained in exchange for finance lease obligations	$2,798	$931	$-
Transfer of inventory to property and equipment	$(1,786)	$(5,283)	$(2,189)
Accrued interest converted to notes payable	$-	$-	$5
Common stock issued in satisfaction of accrued issuable equity	$2,600	$-	$-
Reclassification from inventory to fixed assets	$-	$-	$60
Common stock issued as purchase consideration of SemaConnect	$-	$113,837	$-
Common stock issued as purchase consideration of Electric Blue	$-	$2,852	$-
Intangible assets obtained in exchange for financing liability	$122	$660	$-
Note receivable applied to purchase consideration of Envoy	$(1,321)	$-	$-
Surrender and cancellation of common stock	$(197)	$-	$-

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LIQUIDITY

As of December 31, 2023, the Company had cash and cash equivalents of $121,691 and working capital of $152,033. During the years ended December 31, 2023, 2022, and 2021, the Company incurred a net loss of $203,693, $91,560 and $55,119, respectively. During the years ended December 31, 2023, 2022, and 2021, the Company used cash in operating activities of $97,570, $82,365, and $40,570, respectively.

During the year ended December 31, 2023, the Company sold an aggregate of 30,914,695 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $116,651, less issuance costs of $2,562 which were recorded as a reduction to additional paid-in capital. See Note 10 – Stockholders’ Equity. Subsequent to December 31, 2023, the Company sold an aggregate of 8,177,472 shares of common stock aggregate gross proceeds of $25,651 and net proceeds of $25,136.

In February 2023, the Company completed an underwritten registered public offering of 8,333,333 shares of its common stock at a public offering price of $12.00 per share. The Company received approximately $100,000 in gross proceeds from the public offering and approximately $95,000 in net proceeds after deducting the underwriting discount and offering expenses paid by the Company. See Note 10 – Stockholders’ Equity.

The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that the Company’s operating expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. Historically, the Company has been able to raise funds to support its business operations, although there can be no assurance that it will be successful in raising significant additional funds in the future. The Company expects that its cash on hand will fund its operations for at least 12 months after the issuance date of these financial statements.

Since inception, the Company’s operations have primarily been funded through proceeds received in equity and debt financing. The Company believes it has access to capital resources and continues to evaluate additional financing opportunities. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations.

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Blink Charging Co. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The results of operations for the years ended December 31, 2023, 2022 and 2021 include the results of operations of BlueLA Carsharing LLC, U-Go Stations Inc., Blue Corner NV, Electric Blue and SemaConnect, Inc. from their respective dates of acquisition.

USE OF ESTIMATES

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these financial statements include, but are not limited to, stock-based compensation, accounts receivable reserves, inventory valuations, the carrying amount of goodwill, the valuation allowance related to the Company’s deferred tax assets, the carrying amount of intangible assets, right-of- use assets and related leases payable, estimates of future EV sales and the effects thereon, derivative liabilities and the recoverability and useful lives of long-lived assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

The Company considers cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities to meet the definition of financial instruments. As of December 31, 2023 and 2022, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amount of consideration payable approximates its fair value as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

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

ACCOUNTS AND OTHER RECEIVABLES

Accounts and other receivables are carried at their contractual amounts, less a provision for current expected credit losses. The reserve represents the Company’s best estimate of expected credit losses it may experience in the Company’s receivable portfolio. As of December 31, 2023 and 2022, there was an allowance for expected credit losses of $6,750 and $2,548, respectively. Management estimates the allowance for credit losses based on an ongoing review of existing economic conditions, the financial conditions of the customers, historical trends in credit losses, and the amount and age of past due accounts.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INVENTORY

Inventory is comprised of electric charging stations, related parts and components, sub-components, sub-assemblies and finished products. Inventory is stated at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of sales and inventory that is installed on the premises of participating owner/operator properties, where the Company retains ownership, is transferred to property and equipment at the carrying value of the inventory. Cost of parts and components include the purchase and related costs incurred in bringing the products to their present location and condition. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. Based on the aforementioned periodic reviews, the Company recorded an inventory reserve for slow-moving or excess inventory of $777 and $298 as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company’s inventory was comprised $33,902 of finished goods that were available for sale and $14,040 of raw material and work in process.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, net of accumulated depreciation and amortization which is recorded commencing at the in-service date using the straight-line method over the estimated useful lives of the assets.

Useful Lives
Asset	(In Years)

Computer software and office and computer equipment	3 - 5
Machinery and equipment, automobiles, furniture and fixtures	3 - 10
Installed Level 2 electric vehicle charging stations	3 - 7
Installed Level 3 (DC Fast Chargers (“DCFC”)) electric vehicle charging stations	5
Buildings	39

When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations for the respective period. Minor additions and repairs are expensed in the period incurred. Major additions and repairs which extend the useful life of existing assets are capitalized and depreciated using the straight-line method over their remaining estimated useful lives.

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

As electric vehicle charging requirements and technologies change, driven by federal, state or local regulatory authorities or by electric vehicle manufacturers or other technology or services providers for the charging station industry, in particular cellular connectivity technology, the Company may need to upgrade or adapt its charging station products or introduce new products in order to serve new vehicles, conform to new standards, or adapt new technologies to serve existing customers or new customers at substantial research, development, and network upgrades costs. During 2021, many cellular technology providers announced they will require the upgrade from 2G/3G connectivity to 4G LTE during 2022 (the “Upgrade”). During the year ended December 31, 2022, the Company incurred $3,809 related to these upgrades. As of December 31, 2023, the charger upgrades were substantially complete.

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

See Note 6 - Goodwill for further information.

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

SEGMENTS

The Company operates a single segment business. The Company’s Chief Executive Officer and Chief Operating Officer, who is the chief operating decision maker, views the Company’s operating performance on a consolidated basis as Blink’s only business is the sale and distribution of electric vehicle charging equipment and its associated revenues earned from customers and/or Property Partners who use equipment connected to the Company’s network.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Euro, Indian Rupee, and Pound Sterling. Assets and liabilities are translated based on the exchange rates at the balance sheet date (1.1039 for the Euro, 0.0120 for the Indian Rupee and $1.1533 for the Pound Sterling as of December 31, 2023; 1.0701 for the Euro, 0.0121 for the Indian Rupee and 1.1299 for the Pound Sterling as of December 31, 2022; 1.1325 for the Euro, 0.0135 for the Indian Rupee and 1.3497 for the Pound Sterling as of December 31, 2021). Expense accounts are translated at the weighted average exchange rate for the period (1.0980 for the Euro, 0.0120 for the Indian Rupee and 1.2664 for the Pound Sterling during the year ended December 31, 2023; 1.0527 for the Euro, 0.0121 for the Indian Rupee and 1.1903 for the Pound Sterling during the year ended December 31, 2022; 1.1325 for the Euro, 0.0133 for the Indian Rupee and 1.3497 for the Pound Sterling during the year ended December 31, 2021). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income. Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. Transaction gains (losses) attributable to foreign exchange were $140, ($600) and ($124) during the years ended December 31, 2023, 2022 and 2021, respectively.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION

The Company recognizes revenue primarily from four different types of contracts with customers:

●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer or installation of the product.
●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Other – Other revenues primarily comprises of revenues generated from alternative fuel credits.

The following table summarizes our revenue recognized in the consolidated statements of operations:

	For The Years Ended
	December 31,
	2023	2022	2021
Revenues - Recognized at a Point in Time
Product sales	$109,416	$46,018	$15,480
Charging service revenue - company-owned charging stations	15,646	6,866	2,978
Other	1,026	1,393	426
Total Revenues - Recognized at a Point in Time	126,088	54,277	18,884

Revenues - Recognized Over a Period of Time:
Network and other fees	10,739	5,298	887
Total Revenues - Recognized Over a Period of Time	10,739	5,298	887

Revenues- Other
Ride-sharing services	3,302	1,268	769
Grant and fees rebate	469	296	400
Total Revenues - Other	3,771	1,564	1,169

Total Revenue	$140,598	$61,139	$20,940

The following table summarizes our revenue recognized in the consolidated statements of operations by geographical area:

	For The Years Ended
	December 31,
	2023	2022	2021
Revenues by Geographical Area
U.S.A	$104,714	$40,828	$10,978
International	35,884	20,311	9,962
Total Revenue	$140,598	$61,139	$20,940

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

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

As of December 31, 2023, the Company had $26,075 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the consolidated balance sheets as of December 31, 2023. The Company expects to satisfy $13,613 of its remaining performance obligations for network fees, warranty revenue, product sales, and other and recognize the revenue within the next twelve months.

The Company has elected to apply the practical expedient to expense costs to obtain contracts at the time the liability is incurred when the expected amortization period is one year or less.

During the year ended December 31, 2023, the Company recognized $2,794 of revenues related to network fees and warranty contracts that were included in deferred revenues as of December 31, 2022. During the year ended December 31, 2022, the Company recognized $1,136 of revenues related to network fees and warranty contracts that were included in deferred revenues as of December 31, 2021. During the year ended December 31, 2021, the Company recognized $514 of revenues related to network fees and warranty contracts that were included in deferred revenues as of December 31, 2020.

During the years ended December 31, 2023, 2022 and 2021, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants, fees rebates and alternative fuel credits, which are not within the scope of ASC 606, pertaining to revenues and periodic expenses, are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over the useful life of the charging station. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $469, $296 and $400, respectively, related to grant and rebate revenue. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $214, $296 and $207, respectively, of revenue related to alternative fuel credits, which is included within other revenue on the consolidated statements of operations.

Car-sharing services is accounted for under ASC Topic 842, Leases, and pertains to revenues and expenses related to a car-sharing services agreement with the City of Los Angeles which allows customers the ability to rent electric vehicles through a subscription service. The Company accounts for such rentals as operating leases. The lease terms are included in the Company’s contracts, and the determination of whether the Company’s contracts contain leases generally does not require significant assumptions or judgments. The Company’s lease revenues do not include material amounts of variable payments. The Company does not provide an option for the lessee to purchase the rented equipment at the end of the lease.

The Company is unsure of when the customer will return rented equipment. As such, the Company does not know how much the customer will owe it upon return of the equipment and, therefore, cannot provide a maturity analysis of future lease payments. The Company’s equipment is generally rented for short periods of time (generally a few minutes to a few hours). Lessees do not provide residual value guarantees on rented equipment.

The Company expects to derive significant future benefits from its equipment following the end of the rental term. The Company’s equipment is typically rented for the majority of the time that the Company owns it. The Company recognizes revenue over the contractual period of performance of the subscription which are short term in nature. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $3,302, $1,268 and $769, respectively, related to ride-sharing services revenue.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

ADVERTISING COSTS

The Company participates in various advertising programs. All costs related to advertising of the Company’s products and services are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2023, 2022 and 2021 were $2,321, $2,618 and $84, respectively, and are included in general and administrative expenses on the consolidated statements of operations

CONCENTRATIONS

As of December 31, 2023, accounts payable to two significant vendors were approximately 16% and 10% of total accounts payable. As of December 31, 2022, accounts payable to a significant vendor were approximately 15% of total accounts payable. During the year ended December 31, 2021, sales to a significant customer represented 12% of total revenue. During the year ended December 31, 2023, the Company made purchases from a significant supplier that represented 24% of total purchases. During the year ended December 31, 2022 and 2021, the Company made purchases from another significant supplier that represented 19% and 23% respectively, of total purchases.

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

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. As of December 31, 2023 and 2022, the Company maintained a full valuation allowance against its deferred tax assets, since it is more likely than not that the future tax benefit on such temporary differences will not be realized.

The Company recognizes the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement by examining taxing authorities. The Company has open tax years going back to 2020 (or the tax year ended December 31, 2009 if the Company were to utilize its NOLs) which will be subject to audit by federal and state authorities upon filing. The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s consolidated statements of operations. As of December 31, 2023 the Company had no unrecognized tax benefits The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2023	2022	2021
Warrants	1,150,152	1,592,203	3,274,800
Options	982,844	1,060,535	983,505
Unvested restricted common stock	-	-	50,831
Total potentially dilutive shares	2,132,996	2,652,738	4,309,136

COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2023, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” under which an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB Accounting Standards Codification (“ASC”) master glossary is required to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU provides that a joint venture or a corporate joint venture (collectively, “joint ventures”) must initially measure its assets and liabilities at fair value on the formation date. The amendments are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025. Early adoption is permitted in any annual or interim period as of the beginning of the related fiscal year. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements.” For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued an accounting standards update ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures” related to improvements to reportable segment disclosures. The amendments in this update require additional disclosure of significant expenses related to our reportable segments, additional segment disclosures on an interim basis, and qualitative disclosures regarding the decision making process for segment resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

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

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments—Credit Losses (Topic 326), Troubled Debt Restructurings (TDRs) and Vintage Disclosures”, that eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. The amendment also requires an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities should apply the amendments prospectively except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption of the amendments is permitted, including adoption in an interim period. If an entity elects to early adopt the amendments in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company adopted ASU 2022-02 effective January 1, 2023 and its adoption did not have a material impact on its consolidated financial statements and disclosures.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” which amends guidance in Topic 820, Fair Value Measurement. The guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value. The guidance also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The amendment requires the following disclosures for equity securities subject to contractual sale restrictions: the fair value of equity securities subject to contractual sale restrictions; the nature and remaining duration of the restriction(s); and the circumstances that could cause a lapse in the restriction(s). The amended guidance is effective January 1, 2024 on a prospective basis. The Company adopted ASU 2022-03 effective January 1, 2024 and its adoption did not have a material impact on its consolidated financial statements and disclosures.

In September 2022, the FASB issued ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50) Disclosure of Supplier Finance Program Obligations”, to require entities that use supplier finance programs in connection with purchase of goods and services to disclose the key terms of such programs and information about obligations outstanding at the end of the reporting period, including a rollforward of those obligations of where in the financial statements outstanding amounts are present. The guidance does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. The Company adopted ASU 2022-04 effective January 1, 2023 and its adoption did not have a material impact on its consolidated financial statements and related disclosures.

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848”, that extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01, which are discussed above. ASU 2022-06, which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. The Company adopted ASU 2022-06 effective January 1, 2023 and its adoption did not have a material impact on its consolidated financial statements and disclosures.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ADOPTED ACCOUNTING STANDARDS -CONTINUED

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.” ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (“EITF”) Meeting; and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a significant impact on the Company’s consolidated financial statements.

3. BUSINESS COMBINATIONS

ENVOY TECHNOLOGIES, INC.

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

The aggregate purchase price was $30,900, which included working capital deficit of $1,595 and closing date cash of $19. The fair value of the consideration paid in the acquisition consisted of: (a) $6,000 in cash ($4,679 was paid at Closing and $1,321 was paid prior to Closing in the form of a note receivable); (b) $6,782 in aggregate promissory notes; and (c) $18,118 in common stock of Mobility subject to the conditions described above. The payment of shares of common stock of Mobility or Mobility’s successor, if any, will be based on the public offering price per share of such stock in the initial public offering. The payment of shares of common stock of the Company, if any, will be based on the average of the daily-weighted average prices for such stock on each of the 60 days ending on the day prior to issuance thereof. The common stock consideration payable in the amount of $18,118 is included within consideration payable on the consolidated balance sheet as of December 31, 2023.

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

3.	BUSINESS COMBINATIONS – CONTINUED

ENVOY TECHNOLOGIES, INC. - CONTINUED

	Purchase Price Allocation (Preliminary)	Measurement Period Adjustments	Purchase Price Allocation (As Revised)
Purchase Consideration:
Cash	$6,000	$-	$6,000
Deferred cash consideration	6,782	-	6,782
Common stock	18,118	-	18,118

Total Purchase Consideration	$30,900	$-	$30,900

Less:
Trade name	$291	$(125)	$166
Customer relationships	4,170	(2,245)	1,925
Internally developed technology	334	(159)	175
Non-compete agreements	-	11	11
Property and equipment	1,802	-	1,802
Other assets	52	-	52
Notes payable- non current portion	(24)	-	(24)
Lease liability- non current portion	(1,730)	-	(1,730)
Debt-free net working capital deficit	(1,792)	197	(1,595)

Fair Value of Identified Net Assets	$3,103	$(2,321)	$782

Remaining Unidentified Goodwill Value	$27,797	$2,321	$30,118

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

As of December 31, 2023, the estimated fair value of the common stock consideration payable was $18,118. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the common stock consideration payable on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the common stock consideration liability.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

3.	BUSINESS COMBINATIONS – CONTINUED

ENVOY TECHNOLOGIES, INC. – CONTINUED

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

The consolidated financial statements of the Company include the results of operations of Envoy from April 18, 2023 to December 31, 2023 and do not include results of operations for periods prior to April 18, 2023. The results of operations of Envoy from April 18, 2023 to December 31, 2023 included revenues of $2,743 and a net loss of $2,620.

The following table presents the unaudited pro forma consolidated results of operations for the years ended December 31, 2023 and 2022 as if the acquisition of Envoy occurred at the beginning of fiscal year 2022. The pro forma information provided below is compiled from the preacquisition financial information of Envoy and includes pro forma adjustments to give effect to (i) interest expense related to notes issued as consideration and (ii) amortization expense associated with the acquired intangible assets. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2022 or (ii) future results of operations.

	For the Years Ended December 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenues	$140,765	$64,509
Net loss	$(204,949)	$(96,358)

As of the date of the acquisition, the Company expected to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition-related costs of $356 expensed as incurred and are recorded within general and administrative expenses on the consolidated statements of operations.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

3.	BUSINESS COMBINATIONS – CONTINUED

ELECTRIC BLUE LIMITED – CONTINUED

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date of EB:

Preliminary purchase price allocation
Purchase Price Allocation
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

Purchase Price Allocation
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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

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

See Note 9 – Fair Value Measurement for additional information.

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

	For the Year Ended December 31,
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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2023	2022
EV charging stations	$32,140	$22,718
Building	6,847	4,718
Software	2,455	2,137
Automobiles	3,339	2,993
Office and computer equipment	2,503	1,371
Leasehold improvements	986	536
Machinery and equipment	1,065	712
	49,335	35,185
Less: accumulated depreciation	(14,208)	(9,323)
Property and equipment, net	$35,127	$25,862

Depreciation and amortization expense related to property and equipment was $4,885, $5,432 and $1,904 for the years ended December 31, 2023, 2022 and 2021, respectively, of which, $4,250, $3,113 and $1,531, respectively, was recorded within cost of sales in the accompanying consolidated statements of operations.

During the years ended December 31, 2023, 2022 and 2021, the Company disposed of property and equipment with a net book value of $2,731, $463 and $798 which resulted in a gain (loss) on disposal of $11, ($113) and ($156), respectively, which was included within general and administrative expenses in the consolidated statements of operations.

During the years ended December 31, 2023, 2022, and 2021, the Company transferred charging stations of $1,786, $5,283 and $2,189 from inventory into property and equipment.

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

5. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Internal Use Software	Capitalized Engineering Costs	Trade Name and Patents	Customer Relationships	Favorable Leases	Internally Developed Technology	Non-Compete Agreements	Accumulated Amortization	Total
Balance as of January 1, 2022	$600	$237	$340	$1,677	$272	$1,148	$139	$(958)	$3,455
Additions	523	-	2,331	19,911	-	4,122	2,233	-	29,120
Foreign currency translation	-	-	88	(190)	(15)	(239)	(119)	-	(475)
Amortization expense	-	-	-	-	-	-	-	(5,518)	(5,518)
Balance as of December 31, 2022	1,123	237	2,759	21,398	257	5,031	2,253	(6,476)	26,582
Additions	122	1,028	166	1,925	-	175	11	-	3,426
Impairment of intangible assets	-	-	(13)	(4,401)	-	(218)	(507)	-	(5,139)
Foreign currency translation	-	-	(107)	(698)	-	(184)	(27)	-	(1,016)
Amortization expense	-	-	-	-	-	-	-	(7,556)	(7,556)
Balance as of December 31, 2023	$1,245	$1,265	$2,805	$18,224	$257	$4,804	$1,730	$(14,032)	$16,298
Weighted average remaining amortization period at December 31, 2023 (in years)	0.8	0.0	0.0	3.9	0.0	0.2	0.0

Useful Lives	3 Years	Indefinite	1.5 Years	5.6 Years	1.6 Years	3 Years	2 Years

	Internal Use Software	Capitalized Engineering Costs	Trade Name and Patents	Customer Relationships	Favorable Leases	Internally Developed Technology	Non-Compete Agreements	Accumulated Amortization
Balance as of January 1, 2022	$207	$-	$155	$198	$109	$245	$44	$958
Foreign currency translation	-	-	(65)	(250)	(6)	(100)	(15)	(436)
Amortization expense	294	-	896	2,547	154	1,254	809	5,954
Balance as of December 31, 2022	501	-	986	2,495	257	1,399	838	6,476
Amortization expense	220	-	1,106	4,097	-	1,330	803	7,556
Balance as of December 31, 2023	$721	$-	$2,092	$6,592	$257	$2,729	$1,641	$14,032

Amortization expense during the years ended December 31, 2023, 2022, and 2021 were $7,556, $5,954, and $938, respectively.

The Company determined that the carrying value of certain intangible assets had exceeded its undiscounted cash flows and, as a result, recorded an intangible asset impairment charge of $5,143 in the consolidated statements of operations during the year ended December 31, 2023.

Changes in the balance of intangible assets and goodwill reflected on the consolidated balance sheet are the result of the impact of the change in foreign currency exchange rates.

See Note 3 - Business Combination and Note 6 - Goodwill for additional details.

The estimated future amortization expense is as follows:

For the Years Ending December 31,	Total
2024	$5,697
2025	4,145
2026	3,378
2027	1,813
Thereafter	1,265
$16,298

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

6. GOODWILL

During the year ended December 31, 2023, the Company considered the decline in its stock price to be an indicator of impairment and, accordingly, performed a quantitative impairment assessment of its goodwill and intangible assets. This assessment involved comparing the estimated fair value of each of its reporting units to the reporting unit’s carrying value, inclusive of the goodwill balance allocated to the reporting unit.

Estimation of the fair value of each reporting unit involved the projection of discounted future cash flows using certain assumptions that are subjective in nature, including assumptions related to historical and market growth rates and gross margin improvements, as well as future operating expense synergies and optimization, among other factors. Based on its analysis, the Company determined that the carrying value exceeded the estimated fair value as of December 31, 2023 in all reporting units. Consequently, the Company recognized a goodwill impairment charge of $89,087 in the consolidated statements of operations during the year ended December 31, 2023.

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

Changes in goodwill during the years ended December 31, 2023 and 2022 were as follows:

	2023	2022

Beginning balance January 1,	$203,710	$19,390
Acquisition of Electric Blue	-	10,443
Acquisition of SemaConnect	-	174,439
Acquisition of Envoy	30,118	-
Impairment of goodwill	(89,087)	-
Effect of translation adjustments	140	(562)
Ending balance December 31,	$144,881	$203,710

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

7. NOTES PAYABLE

SEMACONNECT- NOTES PAYABLE

Amendment to Merger Agreement

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

In consideration of the agreement by the Stockholders to enter into the Amendment, the Company agreed to issue 158,372 shares of its common stock with a fair value of $1,000 (“Consent Fee”) (based on the average closing price on and over the three days before and after the date of the Amendment) to the Stockholders’ Representative. The Company also agreed to reimburse up to $50 of the Stockholders’ Representative’s out-of-pocket expenses. The Amendment was determined to be an extinguishment of debt in accordance with ASC 470. As a result, the Consent Fee of $1,000 was accounted for as a loss on extinguishment of notes payable on the consolidated statement of operations during the year ended December 31, 2023. Furthermore, the Company will recognize up to $50 of reimbursable legal fees as a debt discount to the face of the note, which will be amortized through interest expense over the term of the note.

Repayment

During the year ended December 31, 2023, the Company made a payment of $12,500 of which $9,292 was principle and $3,208 was accrued interest.

Subsequent to December 31, 2023, the Company repaid the remaining balance of $31,308 due under this note.

PAYCHECK PROTECTION PROGRAM

During the year ended December 31, 2021, the Company obtained forgiveness for its PPP Loans in the amount of $856 and recorded a gain on settlement of debt on the consolidated statement of operations for the year ended December 31, 2021.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

7.	NOTES PAYABLE – CONTINUED

OTHER NOTES PAYABLE

In connection with the SemaConnect and EB acquisitions, the Company had also assumed certain notes payable; however, $681 of principal were subsequently repaid during the year ended December 31, 2022. See Note 3 – Business Combination for details.

In connection with the Envoy acquisition, the Company issued notes payable as part of the merger consideration. See Note 3 – Business Combination for details.

As of December 31, 2023 and 2022, the Company had an outstanding note payable in the principal amount of $10.

8. DEFERRED REVENUE

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

Deferred revenue consisted of the following:

	December 31,
	2023	2022
Grant and other	$346	$6,516
Prepaid network, charging and maintenance fees	25,729	9,314
Total deferred revenue	26,075	15,830
Deferred revenue, non-current portion	(12,462)	(5,258)
Current portion of deferred revenue	$13,613	$10,572

It is anticipated that deferred revenue as of December 31, 2023 will be recognized as follows:

For the Year Ending December 31,	Revenue
2024	$13,613
2025	4,477
2026	3,849
2027	2,995
2028	905
Thereafter	236
Total	$26,075

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

9. FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Years Ended
	December 31,
	2023	2022	2021
Risk-free interest rate	4.64%-5.46%	1.63%-4.73%	0.07%-0.39%
Contractual term (years)	1.00	1.00	1.00
Expected volatility	67%-80%	74%-85%	90%-148%
Expected dividend yield	0.00%	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

	2023	2022
Contingent Consideration
Beginning balance as of January 1,	$1,316	$-
Contingent consideration assumed in EB acquisition	-	3,814
Change in fair value of contingent consideration	(1,316)	(2,498)
Ending balance as of December 31,	$-	$1,316

Warrant Liability
Beginning balance as of January 1	$24	$90
Change in fair value of warrant liability	8	(66)
Ending balance as of December 31,	$32	$24

Assets and liabilities measured at fair value on a recurring basis are as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$32	$-	$32
Total assets	$-	$32	$-	$32

Liabilities:
Option liability	$293	$-	$-	$293
Warrant liability	-	-	32	32
Common stock liability	743	-	-	743
Common stock consideration payable	18,118	-	-	18,118
Total liabilities	$19,154	$-	$32	$19,186

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$32	$-	$32
Total assets	$-	$32	$-	$32

Liabilities:
Option liability	$409	$-	$-	$409
Contingent consideration	-	-	1,316	1,316
Warrant liability	-	-	24	24
Total liabilities	$409	$-	$1,340	$1,749

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

As of December 31, 2023 and 2022, options to purchase 936,245 and 1,060,535 shares of options were outstanding, respectively. As of December 31, 2023 and 2022, 3,619,555 and 2,230,755 shares of common stock, respectively, were outstanding to employees and members of the Board of Directors of the Company. As of December 31, 2023 and 2022, there were 2,756,384 and 2,769,245 securities available for future issuance under the 2018 Plan, respectively.

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

10.	STOCKHOLDERS’ EQUITY – CONTINUED

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

On November 16, 2023, the Company entered into an Amendment to Sales Agreement, effective as of November 2, 2023 (the “Amendment”), with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., H.C. Wainwright & Co., LLC, Roth Capital Partners, LLC and ThinkEquity LLC (the “Agents”), amending the Sales Agreement entered into between the Company and the Agents, dated as of September 2, 2022 (the “Sales Agreement”), relating to the “at-the-market” offering program pursuant to which the Company may issue and sell from time to time shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $250,000 through the Agents, as the Company’s sales agents.

The Amendment revises the term “Registration Statement” as used in the Sales Agreement to the Company’s new shelf registration statement on Form S-3, as amended (File No. 333-275123), and revises the term “Prospectus Supplement” as used in the Sales Agreement to the Company’s prospectus supplement dated November 2, 2023, relating to the “at-the-market” offering program contemplated by the Sales Agreement.

During the year ended December 31, 2023, the Company sold 30,914,695 shares of its common stock pursuant to the ATM program for gross proceeds of approximately $116,651 and net proceeds of approximately $114,317 after deducting offering expenses. Subsequent to December 31, 2023, the Company sold an aggregate of 8,177,472 shares of common stock aggregate gross proceeds of $25,651 and net proceeds of $25,136.

COMMON STOCK

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

10.	STOCKHOLDERS’ EQUITY – CONTINUED

COMMON STOCK - CONTINUED

2023

During the year ended December 31, 2023, the Company issued an aggregate of 557,733 shares of common stock pursuant to exercises of warrants to purchase an aggregate of 557,733 shares of common stock for aggregate net proceeds of $835.

During the year ended December 31, 2023, the Company issued an aggregate of 8,235 shares of common stock with an issuance date fair value of $35 in satisfaction of a common stock liability.

During the year ended December 31, 2023, the Company issued an aggregate of 393,240 shares of the Company’s common stock pursuant to the cashless exercise of 796,940 options and warrants. The options had a weighted average exercise price of $3.35 per share and the warrants had a weighted average exercise price of $4.25 per share.

During the year ended December 31, 2023, the Company received 27,681 shares of common stock with a value of $197 which were surrendered by the recipients for payroll tax purposes. These shares were surrendered and cancelled as of December 31, 2023.

During the year ended December 31, 2023, the Company issued an aggregate of 370,899 shares of common stock with an issuance date fair value of $2,600 in satisfaction of accrued issuable equity to its former Chief Executive Officer. See Note 15 – Commitments and Contingencies – Separation Agreement for additional details.

See Note 5 – Notes Payable for details of the issuance of 158,372 shares of common stock in connection with the extinguishment of notes payable.

During the year ended December 31, 2023, the Company issued an aggregate of 5,866 shares of common stock for services to a board member with an issuance date fair value of $132.

During the year ended December 31, 2023, the Company issued an aggregate of 103,843 shares of common stock with an issuance date fair value of $128 as compensation to employees and its former Chief Executive Officer.

During the year ended December 31, 2023, the Company issued an aggregate of 376,778 shares of common stock for services to employees with an aggregate issuance date fair value of $3,104.

During the year ended December 31, 2023, the Company issued an aggregate of 146,475 shares of common stock for services to an employee with an issuance date fair value of $334.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

10.	STOCKHOLDERS’ EQUITY – CONTINUED

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the years ended December 31, 2023, 2022, and 2021 of $22,039, $15,913, and $19,108, respectively, which is included within compensation expense on the consolidated statement of operations. As December 31, 2023, there was $4,000 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.44 years.

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

STOCK OPTIONS

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2023	2022	2021

Risk free interest rate	3.00%-4.14%	2.47%-3.25%	0.09%-1.539%
Expected term (years)	5.00	1.00-8.00	1.00-8.00
Expected volatility	115.9%-117.3%	115%-133.4%	115.3%-140.7%
Expected dividends	0.00%	0.00%	0.00%

During the year ended December 31, 2021, the Company issued an aggregate of 38,496 shares of the Company’s common stock pursuant to the cashless exercise of options.

During the year ended December 31, 2021, the Company issued an aggregate of 136,500 shares of the Company’s common stock pursuant to an option exercise for aggregate net proceeds of $307.

During the year ended December 31, 2022, the Company issued an aggregate of 5,955 shares of common stock pursuant to option exercises for aggregate net proceeds of $10.

See Note 15 – Commitments and Contingencies – CEO Employment Agreement for details associated with options granted to the Company’s CEO.

A summary of the option activity during the year ended December 31, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, January 1, 2023	1,060,535	$24.68
Granted	30,000	18.80
Exercised	(123,850)	1.99
Cancelled/forfeited/expired	(30,440)	19.67
Outstanding, December 31, 2023	936,245	$24.68	2.7	$253

Exercisable, December 31, 2023	823,954	$27.89	2.0	$253

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

10.	STOCKHOLDERS’ EQUITY – CONTINUED

STOCK OPTIONS – CONTINUED

The following table presents information related to stock options at December 31, 2023:

	Options Outstanding		Options Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Options	In Years	Options
$1.73-$9.14	2.18	206,571	0.7	206,571
$15.51-$38.45	34.19	689,142	1.2	587,351
$40.82-$59.22	46.50	40,532	0.1	30,032
		936,245	2.0	823,954

STOCK WARRANTS

Note 9– Fair Value Measurement and elsewhere within this note for additional details.

During the year ended December 31, 2021, the Company issued an aggregate of 388,101 shares of the Company’s common stock pursuant to the exercise of warrants at an exercise price of $4.25 per share for aggregate gross proceeds of $1,619.

During the year ended December 31, 2021, the Company issued 66,000 shares of the Company’s common stock representing a modification of the initial warrant exercise pursuant to a legal settlement. See Note 15 – Commitments and Contingencies – Litigation and Disputes for details.

During the year ended December 31, 2022, the Company issued an aggregate of 8,093 shares of common stock pursuant to cashless warrant exercises (of which, warrants to purchase 9,600 shares of common stock with a weighted average exercise price of $3.40 per share were exercised) and an aggregate of 73,336 shares of common stock pursuant to warrant exercises for aggregate net proceeds of $210.

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2023	2022	2021

Risk free interest rate	3.39%-4.03%	N/A	N/A
Expected term (years)	5.00	N/A	N/A
Expected volatility	115.9%-133.4%	N/A	N/A
Expected dividends	0.00%	N/A	N/A

The following table accounts for the Company’s warrant activity for the year ended December 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, January 1, 2023	1,587,965	$4.25
Issued	1,145,914	9.69
Exercised	(1,587,965)	4.25
Outstanding, December 31, 2023	1,145,914	$4.25	4.2	$-

Exercisable, December 31, 2023	1,145,914	$4.25	4.2	$-

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

10.	STOCKHOLDERS’ EQUITY – CONTINUED

STOCK WARRANTS – CONTINUED

The following table presents information related to stock warrants at December 31, 2023:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Warrants	In Years	Warrants

$8.82-$11.56	$9.69	1,145,914	4.2	1,145,914
		1,145,914	4.2	1,145,914

11. INCOME TAXES

The Company is subject to U.S. federal and various state income taxes.

The income tax provision (benefit) for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

	For the Year Ended
	December 31,
	2023	2022	2021
Federal:
Current	$-	$-	$-
Deferred	$(7,129)	$(22,605)	$(5,691)

State:
Current	$-	$-	$-
Deferred	$426	$(1,430)	$(1,348)

Foreign:
Current	$1,493	$317	$-
Deferred	$(7,995)	$(4,120)	$-
	$(13,205)	$(27,837)	$(7,039)
Change in valuation allowance	$14,699	$28,145	$7,039
Income tax provision (benefit)	$1,494	$308	$-

No federal or state current tax provision has been recorded for the years ended December 31, 2023, 2022, and 2021 because the Company had net operating losses for federal and state tax purposes. However, a foreign tax provision was recorded related to the Company’s operations in India. The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382, and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the company immediately prior to the ownership change and subsequent ownership changes could further impact the amount of the annual limitation. An ownership change pursuant to Section 382 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited. The Company will perform a Section 382 analysis in the future. The related decrease in the deferred tax asset will be offset by the decrease in valuation allowance.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

11.	INCOME TAXES – CONTINUED

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended
	December 31,
	2023	2022	2021
Tax benefit at federal statutory rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	0.2%	(1.3)%	(2.4)%
Permanent differences:
Stock Compensation	1.5%	0.6%	0.2%
Loss on Impairment of Intangibles and Goodwill	9.8%	0.0%	0.0%
Section 162(m)	1.9%	1.7%	8.3%
Other Permanent Differences	0.2%	0.7%	(0.3)%
Tax credits	0.0%	0.0%	(0.1)%
Income from non-includable foreign entities	1.8%	4.3%	1.6%
Prior year differences	2.3%	(11.2)%	1.0%
Change in valuation allowance	7.3%	30.8%	12.8%
Foreign tax	(3.2)%	(4.2)%	0.0%
Effective income tax rate	0.7%	0.3%	0.0%

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

The disaggregation of the Company’s domestic and foreign pre-tax loss for the years ended December 31, 2023, 2022, and 2021 is as follows:

	For the Year Ended December 31
	2023	2022	2021
U.S.	$(151,883)	$(76,528)	$(50,803)
Foreign	(50,315)	(14,724)	(4,316)
	$(202,199)	$(91,252)	$(55,119)

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

11.	INCOME TAXES – CONTINUED

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	December 31
	2023	2022
Deferred Tax Assets:
Net operating loss carryforwards-federal	$64,076	$51,722
Net operating loss carryforwards-states	9,837	8,392
Net operating loss carryforwards-UK	4,759	2,584
Net operating loss carryforwards-Belgium	8,454	3,022
Tax credits	656	626
Stock-based compensation	1,542	5,137
Accruals	513	1,425
Deferred revenue	2,052	441
Allowance for doubtful accounts	1,180	441
Goodwill	714	712
Capitalized Sec.174 R&E	1,154	297
Other	633	522
	95,569	75,321
Deferred Tax Liabilities:
Intangible Assets	(3,743)	(5,791)
Fixed Assets	(2,226)	(488)
Unrealized Gain/Loss	(80)	(134)
Deferred Tax assets reserves	-	(370)
Other	(81)	(123)
	(6,129)	(6,905)

Net deferred tax assets	89,440	68,416
Valuation Allowance	(89,414)	(68,390)
Deferred tax assets, net of valuation allowance	26	27

Change in valuation allowance	$21,024	$33,122

As of December 31, 2023, the Company had net operating loss carry forwards for federal income tax purposes of approximately $305,125 of which, $86,636 may be used to offset future taxable income through 2037 and the remaining $218,489 of net operating loss carry forwards incurred after 2017, do not have an expiration date. In addition, state NOLs carryforwards available are approximately $212,571, as of December 31, 2023.The Company also has approximately $653 in business credits expiring between 2030 and 2043.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

12. RELATED PARTIES

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. The Company owns 40% of the Entity while the other three parties own 60% of the Entity. Subsequently, two of the three other parties exited the joint venture and the remaining other party acquired the ownership of the exiting parties. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which operates in the electric vehicle market in Greece. The obligation to fund the future operations of the Entity is limited to the Company’s 40% ownership. The Company did not record sales to Hellas during the years ended December 31, 2023 and 2022. During the year ended December 31, 2021, the Company recognized sales of $811 to Hellas. As of December 31, 2023 and December 31,2022 the Company had a payable of approximately $114 and $84, respectively, to Hellas. In addition, the Company has provided working capital of $177 and $0 as of December 31, 2023 and December 31, 2022, respectively, in Hellas. The Company has written off this working capital contribution, since Company’s proportion of Hellas’s net losses exceed the working capital contribution.

The Company determined that the Entity is a variable interest entity; however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through December 31, 2023, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the years ended December 31, 2023, 2022, and 2021.

BLUE CORNER

As of December 31, 2021, the Company owed approximately $800 to this supplier. As of December 31, 2022, this related party relationship does not exist since, as of December 31, 2022, those senior management employees are no longer with Blue Corner. During the year ended December 31, 2022, the Company made purchases of $1,444 with these related parties.

BLINK CHARGING UK LIMITED

As of December 31, 2023, several close family members of a senior management employee are providing services to Electric Blue Limited. For the years ended December 31, 2023 and 2022, these related parties have collectively provided services worth $359 and $95 respectively, to Electric Blue Limited. Furthermore, as of December 31, 2023, there were purchase commitments of $198 to the same related parties.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

13. EMPLOYEE BENEFIT PLANS

The Company has defined-contribution plans for which employees meeting certain age and length of service requirements may contribute up to the defined statutory limit. These plans provide discretionary employer matching contributions to eligible employees up to certain statutory annual limits. Employer contributions to these plans was $652, $238 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively.

14. LEASES

OPERATING LEASES

During the year ended December 31, 2021, the Company entered into a lease agreement for approximately 27,540 square feet of space in Arizona. The lease commenced on January 1, 2021 and will terminate on May 31, 2028. The lease includes a build-out allowance of $137. Monthly payments under the lease are $18 per month. The lease also includes a security deposit of $22.

Total operating lease expenses for the year ended December 31, 2023, 2022, and 2021 were $1,803, $789, and $566, respectively, and is recorded in other operating expenses on the consolidated statements of operations. Operating lease expenses consist of rent expense, common area maintenance adjustments and other expenses.

As of December 31, 2023, the Company had $697 of right-of-use assets that were classified as financing leases for vehicles associated with the operations of Blink Mobility and are included as a component of property and equipment on the consolidated balance sheet as of December 31, 2023. The duration of the leases are three years and the Company is expected to pay approximately $1,020 throughout the term. As of December 31, 2023, the Company did not have additional operating and financing leases that have not yet commenced.

During the years ended December 31, 2023 and 2022, the Company recorded $37 and $38 of interest expense related to finance leases, respectively, which were recorded within interest expense on the consolidated statements of operations. During the years ended December 31, 2023 and 2022, the Company recorded amortization expense of $1,226 and $659 related to finance leases, respectively. There were no finance leases as of December 31, 2021.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

14.	LEASES – CONTINUED

OPERATING LEASES – CONTINUED

Supplemental cash flows information related to leases was as follows:

	For The Years Ended
	December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$3,672	$825	$1,019
Financing cash flows from finance leases	$2,837	$217	$-

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,401	$1,787	$2,129
Finance leases	$2,798	$931	$-

Weighted Average Remaining Lease Term
Operating leases	2.74	3.66	4.77
Finance leases	1.71	2.50	-

Weighted Average Discount Rate
Operating leases	7.5%	4.9%	4.7%
Finance leases	6.4%	6.2%	0.0%

Future minimum payments under non-cancellable leases as of December 31, 2023 were as follows:

For the Years Ending December 31,	Operating Lease	Finance Lease
2024	$3,917	$580
2025	3,031	115
2026	1,814	30
2027	1,121	26
2028	703	15
Thereafter	1,303	-
Total future minimum lease payments	11,888	765
Less: imputed interest	(1,415)	(90)
Total	$10,473	$675

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

15. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

As of December 31, 2023, the Company had purchase commitments of approximately $21,672 which will become payable upon the suppliers’ delivery of the charging stations and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12-24 months.

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

The Company believes it has recorded adequate provisions for any such lawsuits, investigations, claims, and proceedings as of December 31, 2023, and the Company believes it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. However, future events or circumstances, currently unknown to management, may potentially have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting period.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

15.	COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION, DISPUTES AND SETTLEMENTS – CONTINUED

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit and on December 21, 2020 the court appointed Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs. The Co-Lead Plaintiffs filed an Amended Complaint on February 19, 2021. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020. On April 20, 2021, Blink and the other defendants filed a motion to dismiss the Amended Complaint, which has now been fully briefed and is ready for review. On April 7, 2022, the court held oral argument on the motion to dismiss but did not issue a decision. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2023 as it determined that any such loss contingency was either not probable or estimable.

On September 15, 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserts that the Director defendants caused Blink to make the statements that are at issue in the securities class action and, as a result, the Company will incur costs defending against the consolidated Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserts claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he seeks damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. The parties agreed to temporarily stay the Klein Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. On June 17, 2022, the court substituted the executrix of Klein’s estate as the plaintiff. The Company has not recorded an accrual related to this matter as of December 31, 2023 as it determined that any such loss contingency was either not probable or estimable.

On December 23, 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants sued in the Klein Lawsuit and asserting similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). On February 17, 2021, the parties agreed to consolidate the Klein and Bhatia actions, which the court consolidated under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The parties also agreed to keep in place the temporary stay. The court subsequently vacated the consolidation order and explained the parties should first file a motion to transfer, which the parties have done. On June 22, 2022, the court re-consolidated the Klein and Bhatia actions and reinstated the temporary stay. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel in order to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2023 as it determined that any such loss contingency was either not probable or estimable.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

15.	COMMITMENTS AND CONTINGENCIES – CONTINUED

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

On February 7, 2022, another shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in the Eighth Judicial District Court in Clark County, Nevada, seeking to pursue claims belonging to the Company against six of Blink’s directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The complaint filed in the McCauley Lawsuit asserts similar allegations to the Klein Lawsuit relating to the statements at issue in the securities class action and asserts claims for breach of fiduciary duty and unjust enrichment. The McCauley Lawsuit seeks both injunctive and monetary relief from the individual defendants, as well as an award of attorneys’ fees and costs. On March 29, 2022, the Nevada court approved the parties’ stipulation to temporarily stay the McCauley Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. The Company has not recorded an accrual related to this matter as of December 31, 2023 as it determined that any such loss contingency was either not probable or estimable.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

15.	COMMITMENTS AND CONTINGENCIES – CONTINUED

WARRANTY

The Company estimates an approximate cost of $600 to repair deployed chargers, which the Company owns as of December 31, 2023.

SEPARATION AGREEMENT

On June 21, 2023, the Company and its former Chief Executive Officer Michael D. Farkas entered into a separation and general release agreement, dated as of June 20, 2023 (the “Separation Agreement”) pursuant to Mr. Farkas’ May 1, 2023 termination of employment and the terms of Mr. Farkas’ employment agreement, effective as of January 1, 2021 (the “Employment Agreement”). The Separation Agreement became effective on June 28, 2023, following a statutory revocation period. Under the terms of the Separation Agreement, the Company agreed to provide Mr. Farkas with (i) $6,028 in cash compensation, (ii) 383,738 shares of the Company’s common stock and (iii) reimbursement for medical benefits under COBRA for 24 months or until Mr. Farkas becomes eligible for coverage under another employer’s group plan. In addition, Mr. Farkas’ outstanding issued and unvested equity awards became vested and, as a result, the Company recognized approximately $2,900 of stock-based compensation expense during the year ended December 31, 2023 related to the accelerated awards. In return, Mr. Farkas agreed that he has received all compensation to which he is entitled with respect to his employment or termination thereof (except for any obligations under the parties’ Commission Agreement, dated as of November 17, 2009) and Mr. Farkas released the Company from all claims that he might have related to his employment. Further, Mr. Farkas acknowledged that the terms of his non-competition and non-solicitation covenants under his Employment Agreement remain in effect, except that Mr. Farkas will be permitted to continue to work with certain individuals with whom he has a current relationship outside of the Company. During the year ended December 31, 2023, the Company issued 383,738 shares of common stock with an issuance date fair value of $2,900 to Mr. Farkas in connection with the Separation Agreement.

MATERIAL AGREEMENT

In October 2021, the Company negotiated and executed an amendment and extension to its agreement with a contract manufacturer of the Company. The amendment extends the term of the agreement for an additional five (5) years. Accordingly, the Company could potentially incur additional costs related to units ordered that were subsequently canceled or otherwise not fulfilled.

16. SUBSEQUENT EVENTS

AT-THE-MARKET OFFERING

Subsequent to December 31, 2023, the Company sold an aggregate of 8,177,472 shares of common stock aggregate gross proceeds of $25,651 and net proceeds of $25,136.

