Form 10-K/A
period 2023-12-31
Blink Charging Co.
filed 2024-04-26
CIK 1429764

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (59,850,526 shares) computed by reference to the price at which the common equity was last sold ($5.99) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023): $356,887,351.

As of April 26, 2024, there were 100,989,408 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference: None.

Audit Firm ID	Auditor Name	Auditor Location
688	Marcum LLP	New York, NY

EXPLANATORY NOTE

Blink Charging Co. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 001-38392), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2024 (the “Original 10-K”). This Amendment is being filed for the sole purpose of including the information required by Part III of Form 10-K. The information required by Part III was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original 10-K. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of the Original 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

This Amendment does not reflect events occurring after the filing of the Original 10-K (i.e., those events occurring after March 18, 2024) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our other filings with the SEC.

2

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following information describes the biographical information, offices held, other business directorships, additional director experience, qualifications, attributes and skills and the class and term of each of our directors, as of April 26, 2024. There are no arrangements or understandings between a director and any other person pursuant to which such director was or is to be selected as a director or nominee.

Director	Age	Director Since	Audit Committee	Compensation Committee	Nominating and ESG Committee	Government Affairs Committee
Ritsaart J.M. van Montfrans	52	2019	X	X (Chair)		X
Brendan S. Jones	60	2021				X
Aviv Hillo	59	2023
Jack Levine	73	2019	X (Chair)	X	X
Kristina A. Peterson	60	2023	X		X(Chair)
Mahidhar (Mahi) Reddy	64	2022				X
Cedric L. Richmond	50	2022		X	X	X(Chair)

Ritsaart J.M. van Montfrans

Ritsaart J.M. van Montfrans became a member of our Board in December 2019 and was named the Chairman of the Board in May 2023. He is an experienced entrepreneur in Europe. He is currently the Chief Executive Officer of Incision Group, a medtech scale-up in team performance and education, since January 2017, and co-founded and led ScaleUpNation, a growth accelerator for ventures with large scale-up potential, from February 2016 to January 2017, each in Amsterdam, the Netherlands.

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

Mr. van Montfrans brings extensive EV charging industry knowledge and a deep background in technology growth companies, mergers and acquisitions, and capital market activities. His leadership of NewMotion and in-depth knowledge of the EV charging market and broad range of companies in the industry (with a focus on Western Europe) make him well qualified to be a member of the Board.

Brendan S. Jones

Brendan S. Jones joined our company as Chief Operating Officer in April 2020 and became our President and was elected a member of our Board in February 2021. Effective May 1, 2023, Mr. Jones was appointed by our Board to be our Chief Executive Officer. Prior to joining our company, he served as the Chief Operating Officer of Electrify America, LLC, the United States-based EV subsidiary of Volkswagen Group AG, from September 2016 to March 2020. Mr. Jones was Electrify America’s first employee and is credited with building Electrify America from its original startup concept into one of the largest ultrafast EV charging companies in the world, establishing strategy, design implementation and management teams at Electrify America, negotiating numerous contracts for charging services with leading carmakers, retail property owners and EV infrastructure companies, and managing the installation and servicing of thousands of charging stations.

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

Mr. Jones’ more than 30 years of day-to-day operational experience in the electric vehicle (“EV”) charging, automotive and alternative energy industries and in-depth knowledge in the areas of EV charging sales, technology and infrastructure development make him well qualified as a member of the Board.

Aviv Hillo

Aviv Hillo has served as our General Counsel since June 2018 and Executive Vice President of Mergers & Acquisitions since May 2022. He became a member of our Board in July 2023. Prior to joining our company, Mr. Hillo practiced law in New York and Israel as a partner in the law firm Schechter Hillo, which he founded in October 2004. Mr. Hillo has also been involved in starting and operating new businesses. He served as Chief Executive Officer of K-Lawyers.com, an internet legal platform, from February 2016 to June 2018, co-founder and general counsel of Ariel Photonics Assembly Ltd., a developer of lasers for defense applications, from September 2007 to September 2015, and in-house counsel at LSL Biotechnologies, Inc., a developer of seeds with long shelf-life qualities, from March 1998 to April 2006. Mr. Hillo received his law degree from Tel Aviv University in Israel and a Master of Laws degree (cum laude) from Fordham University in New York, where he specialized in banking, corporate and finance law. Mr. Hillo is a member of the New York State Bar Association, the Israeli Bar Association and is certified to practice as in-house counsel in Florida. Mr. Hillo is a veteran of the Israeli Defense Forces where he retired as a ranked Major.

Mr. Hillo is well qualified to serve as a member of our Board due to his substantial knowledge and more than 30 years of working experience in corporate controls and governance, corporate litigation and mergers and acquisitions.

Jack Levine

Jack Levine became a member of our Board in December 2019 where he serves as the Chair of the Audit Committee. He has been the President of Jack Levine, PA, a certified public accounting firm, since 1984. For more than 35 years, he has been advising corporations on financial and accounting matters and serving as an independent director on numerous boards, frequently as head of their audit committees. Since June 2021, Mr. Levine has served as a director, chairman of the audit committee and as a qualified SEC financial expert of Strawberry Fields REIT, Inc. (NYSE: STRW), a public company specializing in the acquisition, ownership and triple net leasing of skilled nursing facilities and other post-acute healthcare properties. In addition, Mr. Levine is currently a director and chairman of the audit committee of SignPath Pharma, Inc., a development-stage biotechnology company, since 2010.

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

Mr. Levine demonstrates extensive knowledge of complex financial, accounting, tax and operational issues highly relevant to our growing business. Through his decades of service as a board member, he also brings significant working experience with public company best practices.

Kristina A. Peterson

Kristina A. Peterson became a member of our Board in May 2023. She has been the Chief Executive Officer of Mayflower Partners, a cleantech financial advisory firm, since 2000. Ms. Peterson has led various solar energy investment companies, serving in senior investment, development, operations and asset management roles at Brookfield Renewable Partners (NYSE: BEP) and Terraform Power (Nasdaq: TERP) from 2015 to 2018, and serving in CEO, CFO and other senior management positions at EDF Renewable Energy, Suntech and Greenwood Energy from 2007 to 2015. Prior to that, she was a project and structured finance investment banker for ABN AMRO Bank and Citibank for ten years in the energy, infrastructure and telecom industries. Ms. Peterson has served as a Non-Executive Director, Chair of the Remuneration Committee and a member of the Audit Committee of Invinity Energy Systems PLC (LSE: IES), a utility-scale battery energy storage company, since November 2021. She has been the Co-Chair of Women Corporate Directors Foundation, San Diego Chapter, a global group of women corporate board directors since 2016 and has served on the board of Coalition for Green Capital, a non-profit with a mission to halt climate change by accelerating investment in clean energy technologies through creation of a national green bank since 2019. Ms. Peterson has served as a director of Electriq Power Holdings, Inc. (NYSE: ELIQ), a renewable energy storage system design company, since November 2023. She was a director of Iteros, Inc., an energy management software firm, from 2015 to 2020, Greenwood Energy in 2014, Solar Electric Industry Association from 2011 to 2012, and Gemini Solar Development Company from 2007 to 2010.

Ms. Peterson earned her MBA in Finance and Marketing from the University of Chicago Booth School of Business and received her B.S. Business Administration from Boston University. She completed additional graduate coursework at MIT Sloan School of Management. Ms. Peterson’s executive leadership experience in energy, technology, investment finance and banking organizations, and board governance experience makes her well qualified to be a member of the Board.

Mahidhar (Mahi) Reddy

Mahidhar (Mahi) Reddy became a member of our Board in July 2022. He has served as a senior executive officer of SemaConnect, LLC, a Blink subsidiary, since July 2022. Mr. Reddy founded SemaConnect, Inc. in October 2007 and served as a director and its Chief Executive Officer until the closing of our acquisition of SemaConnect, Inc. in June 2022. Mr. Reddy co-founded CBay Systems Ltd., a healthcare business process outsourcing company, and served as its Chief Operating Officer and President from August 1998 to September 2008. Mr. Reddy received a B.A. degree from St. Joseph’s College in Bangalore, India.

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

There are no family relationships among any of our directors and executive officers.

Executive Officers

The following information sets forth certain information regarding our executive officers as of April 26, 2024:

Executive Officer	Age	Position
Brendan S. Jones	60	President and Chief Executive Officer
Michael P. Rama	58	Chief Financial Officer
Aviv Hillo	59	General Counsel and Executive Vice President – M&A
Michael C. Battaglia	53	Chief Operating Officer
Harjinder Bhade	60	Chief Technology Officer

Biographical information for Messrs. Jones and Hillo is set forth under the heading “Directors” above.

Michael P. Rama

Mr. Rama has served as our Chief Financial Officer since February 2020. Prior to joining us, Mr. Rama was an independent financial consultant (not associated with Blink) from July 2019 until he joined us on February 10, 2020. Mr. Rama served as the Vice President and Chief Financial Officer of NV5 Global, Inc., a Nasdaq Capital Markets-traded company that provides professional and technical engineering and consulting solutions for public and private sector clients in the infrastructure, energy, construction, real estate and environmental markets, from September 2011 to June 2019. At NV5 Global, Mr. Rama was responsible for all accounting, finance and treasury functions and the company’s SEC reporting. From October 1997 until August 2011, Mr. Rama held various accounting and finance roles with AV Homes, Inc. (formerly known as Avatar Holdings, Inc.), including as principal financial officer, chief accounting officer and controller. Mr. Rama has more than 20 years of experience with SEC compliance, establishment and maintenance of internal controls, and capital markets and acquisition transactions. Mr. Rama earned a Bachelor of Science degree in accounting from the University of Florida and is a Certified Public Accountant.

Michael C. Battaglia

Mr. Battaglia joined our company in July 2020 as the Vice President of Sales. In January 2021, Mr. Battaglia was promoted to Senior Vice President of Sales and Business Development and, in December 2022, he was promoted to Chief Revenue Officer of our company. In September 2023, Mr. Battaglia was appointed to serve as our Chief Operating Officer. Prior to joining our company, Mr. Battaglia served in various management positions for J.D. Power & Associates from March 2006 to July 2020, assisting dealerships and automotive OEMs improve operations by utilizing data-driven insights and conducting comprehensive analyses. Mr. Battaglia is an automotive and EV charging veteran with more than 25 years of experience in the industry and has expertise in building high performing sales and operations teams. Throughout his time with our company, Mr. Battaglia has worked closely with the operations teams to streamline systems and processes related to order processing and fulfillment, customer support structures, and new product procurement, which has led to increases in our operational efficiency. Mr. Battaglia led the effort to implement Salesforce CRM, tying together field service and accounting functions globally for our company. Additionally, Mr. Battaglia has led our sales and business development efforts for over three years, resulting in record-high sales and revenue each of the last three years. Mr. Battaglia received a B.S. degree in finance from the Carroll School of Management at Boston College.

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

Based solely upon our review of the copies of such forms received by us, or representations from certain reporting persons that no year-end Forms 5 were required for those persons, we believe that, during the year ended December 31, 2023, all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except for one late Form 4 filing by Mr. Bhade which included two transactions.

Corporate Governance

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics in December 2013. Our Code of Business Conduct and Ethics applies to all our employees, officers and directors, including our principal executive and senior financial officers. A copy of our Code of Business Conduct and Ethics (2023 version) is posted on our website at www.blinkcharging.com. We intend to disclose future amendments to certain provisions of our Code of Conduct and Business Ethics, or waivers of these provisions with respect to executive officers on our website or in our public filings with the SEC. There were no waivers of the Code of Business Conduct and Ethics in 2023. A copy of our Code of Business Conduct and Ethics will be provided without charge to any person submitting a written request to the attention of the Chief Executive Officer at our principal executive office.

Board Committees and Charters

The Board has had four standing committees - Audit Committee, Compensation Committee, Nominating and ESG Committee and Government Affairs Committee. The Board maintains charters for each of these standing committees, which may be viewed on our website at https://ir.blinkcharging.com/governance-docs.

Audit Committee

Our Audit Committee is currently comprised of Jack Levine (chair), Ritsaart J.M. van Montfrans and Kristina A. Peterson. Our Board has determined that each of the directors serving on the Audit Committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and Nasdaq. In addition, our Board has determined that Mr. Levine meets the requirements of a financial expert as defined under the applicable rules and regulations of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Our Board has considered the independence and other characteristics of each existing member and each proposed member of our Audit Committee, and our Board believes that each member meets the independence and other requirements of Nasdaq and the SEC. Our Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

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

During 2023, the Audit Committee met five times.

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

Our Compensation Committee is currently comprised of Ritsaart J.M. van Montfrans (chair), Jack Levine and Cedric L. Richmond. Our Board has considered the independence and other characteristics of each current and anticipated member of our Compensation Committee. Our Board believes that each member of our Compensation Committee meets the requirements for independence under the current requirements of Nasdaq, is a nonemployee director as defined by Rule 16b-3 promulgated under the Exchange Act, and is an outside director as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Our Compensation Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq.

During 2023, the Compensation Committee met 30 times.

Nominating and ESG Committee

In July 2023, we combined our Nominating and Corporate Governance Committee and our Environmental, Social and Governance Committee into the Nominating and ESG Committee. Our Nominating and ESG Committee is currently comprised of Kristina A. Peterson (chair), Jack Levine and Cedric L. Richmond. Our Nominating and ESG Committee operates under a written charter. Under our policy, the independent directors of our Board nominate our directors. We also consider any nominations of director candidates validly made by our stockholders. When evaluating director nominees, our directors consider the following factors:

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

The principle ESG responsibilities and duties of the Nominating and ESG Committee are to:

●	recommend to the Board our overall general strategy concerning environmental, health and safety, corporate social responsibility, sustainability, philanthropy, diversity, equity and inclusion, community issues, political contributions and lobbying and other public policy matters relevant to our company;

●	oversee our policies, practices and performance and manage the reporting standards with respect to ESG matters; and

●	report to the Board current and emerging topics relating to ESG matters that may affect the business, operations, performance or public image of our company or are pertinent to us and our stakeholders in support of our evolving global business.

During 2023, the Nominating and ESG Committee met one time formally and, on an ad hoc basis, at least monthly with ESG focused management teams.

Government Affairs Committee

In January 2023, our Board established a Government Affairs Committee, which began as a separate standing committee of the Board on January 31, 2023. The principal responsibilities and duties of this committee are to (i) to provide oversight and guidance to management with respect to the company’s government affairs strategy and initiatives, (ii) to ensure that the company’s government affairs activity reflects an honest and open communication with government and community decision-makers, (iii) to inform the Board in a timely manner of significant government affairs issues and proceedings that could have an effect on the company and (iv) to brief the Board at least quarterly regarding the company’s performance of its government affairs activity. Additional information regarding the functions to be performed by the Government Affairs Committee is set forth in the Government Affairs Committee Charter.

The Government Affairs Committee is currently comprised of Cedric L. Richmond (chair), Brendan S. Jones, Ritsaart J.M. van Montfrans and Mahidhar (Mahi) Reddy. The committee includes one management director.

During 2023, the Government Affairs Committee met one time.

Board Leadership Structure

Brendan S. Jones has been our President and a director since February 2021 and our Chief Executive Officer since May 2023. Ritsaart J.M. van Montfrans has been a director since December 2019 and our Chairman of the Board since May 2023. We believe that having a Chief Executive Officer and an independent Chairman, each with distinct responsibilities, works well for us because all but three of our directors are independent, and our Chairman can cause the independent directors to meet in executive sessions at any time. Therefore, the Chairman can at any time bring to the attention of a majority of the directors any matters he thinks should be addressed by our Board. Other advantages to having an independent director serve as Chairman include facilitating relations among our Board, our Chief Executive Officer and other senior management, assisting our Board in reaching consensus on particular strategies and policies, fostering robust evaluation processes and supporting the efficient allocation of oversight responsibilities between the independent directors and management.

The Chairman presides over Board meetings and presides at all meetings of our independent directors. The Chairman’s additional duties include:

●	at the request of our Board, presiding over meetings of stockholders;
●	conveying recommendations of the independent directors to the full Board;
●	serving as a liaison between our Board and management;

●	ensuring that members of our Board receive accurate, timely and clear information, in particular about our company’s performance, to enable our Board to make sound decisions and provide effective oversight and advice to promote the success of our company;
●	monitoring effective implementation of our Board’s decisions; and
●	establishes and maintains a close relationship of trust with our Chief Executive Officer by providing support and advice while respecting executive responsibility and leadership.

As described above, four of our Board members are independent. In addition, all of the directors on each of the Audit Committee, Compensation Committee, Nominating and ESG Committee and Government Affairs Committee are independent directors, with the exception of Mr. Jones on the Government Affairs Committee, and each of these committees is led by an independent committee chair. The committee chairs set the agendas for their committees and report to the full Board on their work. As required by Nasdaq, our independent directors meet in executive sessions without management present as frequently as they deem appropriate, typically at the time of each regular in-person Board meeting. All of our independent directors are highly accomplished and experienced business people in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with Board processes. Our independent directors bring experience, oversight and expertise from outside our company and industry, while Messrs. Jones, Hillo and Reddy bring company-specific experience and expertise.

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

Board Meetings

The Board has four fixed regular meetings per year scheduled in accordance with the filing of periodic reports with the SEC. The Board held 21 meetings in 2023 and all of the directors attended at least 75% of the total number of meetings of the Board and committees on which they served during the period for which such director was serving as a director. In addition, the Board of Directors took action 13 times during 2023 by unanimous written consent in lieu of a meeting, as permitted by applicable law. We, and the Board, expect all current directors to attend our annual meeting of stockholders barring unforeseen circumstances or irresolvable conflicts. All of the Board members attended last year’s annual meeting. We do not have a written policy on Board attendance at annual meetings of stockholders; however, we do schedule a Board meeting immediately after the annual meeting for which members attending receive compensation.

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

Committee	Primary Risk Oversight Responsibility
Audit Committee	Oversees financial risk, including capital risk, financial compliance risk, internal controls over financial reporting and reporting of violations involving financial risk, internal controls and other non-compliance with our Code of Business Conduct and Ethics.

Compensation Committee	Oversees our compensation policies and practices to ensure compensation appropriately incentivizes and retains management and determines whether such policies and practices balance risk-taking and reward in an appropriate manner.

Nominating and ESG Committee	Oversees the assessment of each Board member’s independence to avoid conflict, determine the effectiveness of the Board and committees, and maintain good governance practices through our corporate governance guidelines and Code of Business Conduct and Ethics. Oversees our policies and practices, and reviews our reporting standards, with respect to complying with evolving ESG matters and disclosures.

Government Affairs Committee	Oversees our policies and practices with respect to our government affairs strategy and initiatives.

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

Recommendation Regarding Compensation Discussion and Analysis

In performing its oversight function during 2023 with regard to the Compensation Discussion and Analysis prepared by management, the Compensation Committee relied on statements and information prepared by the Company’s management. The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K/A with management. Based on this review and discussion, the Compensation Committee recommended to the Company’s Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2023, as amended.

This report is furnished by the members of the Compensation Committee.

Ritsaart J.M. van Montfrans, Chairman
Jack Levine
Cedric L. Richmond

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

The Compensation Committee continued to engage Korn Ferry, an internationally recognized compensation consulting firm, as its compensation consultant in 2023. Korn Ferry reviewed and advised the Compensation Committee on our compensation practices. The Compensation Committee assessed the independence of Korn Ferry pursuant to SEC rules and concluded that the work of Korn Ferry has not raised any conflict of interest.

The Compensation Committee reviewed widely used survey data to benchmark our compensation arrangements. The Compensation Committee used broad survey data, in part, because there was a lack of direct data on publicly traded electric vehicle charging station companies as a peer group. Additionally, the Compensation Committee chose this approach as the large size of the survey reduced the dependence of the results on any one industry that could otherwise skew the survey results in any particular year.

Using this approach, Korn Ferry compared positions of similar scope and complexity with the data contained in the surveys. Korn Ferry then provided a salary range for each executive level. The Compensation Committee typically sets target compensation levels for executives in the 50th to 75th percentile range as it believes the use of this range (i) helps ensure our compensation program provides sufficient compensation to attract and retain talented executives and (ii) maintains internal pay equity, without overcompensating our employees. Each executive’s target compensation level for this purpose is based on the sum of his base salary, annual cash bonus and annual equity award but excludes one-time equity/option awards.

The Compensation Committee reviews pay practices at companies of similar size and industry. The current peer group data are used to evaluate the compensation arrangements for our named executive officers and directors. With respect to Korn Ferry’s assessment, the comparable group of companies consisted of the companies listed below as determined to: (i) focus on the same industry or adjacent industry as us, (ii) generally have similar revenues as us, (iii) generally have similar market capitalization as us, (iv) generally have similar operating income as us, and (v) generally have the same number of employees as us. The comparable list of companies included Allego N.V., Beam Global, ChargePoint Holdings, EVgo, Inc., Nuvve Holding Corp., Tritium DCFC Limited, Volta Inc. and Wallbox N.V.

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

The amounts awarded to the named executive officers are based on the Compensation Committee’s subjective determination of what is appropriate to incentivize the executives. Generally, the grants to named executive officers vest 50% upon the date of grant and 50% over a three-year period with 33-1/3% vesting on each anniversary of the date of grant. All equity awards to our employees, including named executive officers, and to directors have been granted and reflected in our financial statements, based upon the applicable accounting guidance, with the exercise price of any stock options equal to the fair market value of one share of common stock on the grant date.

In order to encourage a long-term perspective and to encourage key employees to remain with us, our restricted stock units and stock options typically have annual vesting over a three-year period and the stock options have a term of five years. Generally, vesting ends upon termination of service and exercise rights of vested options cease three months after termination of service. Prior to the vesting of any restricted stock unit or exercise of any option, the holder has no rights as a stockholder with respect to the shares subject to such unit or option, including voting rights and the right to receive dividends or dividend equivalents. Except for option grants to employees in Europe, during the last two years we have generally granted restricted stock units to our employees rather than stock options.

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

Timing of Equity Awards

Only the Compensation Committee may approve restricted stock, restricted stock units or stock option grants to our executive officers. Restricted stock, restricted stock units and stock options are generally granted at meetings of the Compensation Committee or pursuant to a unanimous written consent of the Compensation Committee. The exercise price of a newly granted option is the closing price of our common stock on the date of grant.

Executive Equity Ownership

We encourage our executives to hold a significant equity interest in our company. However, we do not have specific share retention and ownership guidelines for our executives.

Consideration of Advisory Votes to Approve the Compensation of our Named Executive Officers

We value the opinions of our stockholders, including as expressed through advisory votes to approve the compensation of our named executive officers (“Say-on-Pay Votes”). In our most recent Say-On-Pay Vote, conducted at our 2022 annual meeting of stockholders, held on July 11, 2022, our stockholders approved the compensation of our named executive officers on an advisory basis, with approximately 70% of the votes cast in favor of the fiscal 2021 compensation of our named executive officers. In setting fiscal 2024 compensation, we will consider the outcome of the Say-on-Pay Vote during our 2024 annual meeting of stockholders and will continue to consider the outcome of future Say-on-Pay Votes, as well as stockholder feedback received throughout the year, when making compensation decisions for our executive officers.

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

Role of Executives in Executive Compensation Decisions

The Board and our Compensation Committee generally seek input from Brendan S. Jones, our President and Chief Executive Officer, when discussing the performance of, and compensation levels for, executives other than himself. The Compensation Committee also works with Michael P. Rama, our Chief Financial Officer, to evaluate the financial, accounting, tax and retention implications of our various compensation programs. Mr. Jones, who is a director, does not participate in deliberations relating to his own compensation.

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

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our principal executive officers who served as such during part of 2023 (Michael D. Farkas and Brendan S. Jones), our principal financial officer who served as such during all of 2023 (Michael P. Rama) and our three most highly compensated executive officers other than our principal executive officer and principal financial officer who were serving as executive officers at the end of 2023 (Aviv Hillo, Harjinder Bhade and Michael C. Battaglia). We refer to these executive officers as our “named executive officers” or “NEOs.”

Summary Compensation Table

		Award Compensation
Name and Principal Position	Year	Salary ($)	Bonus(8) ($)	Stock Awards(7) ($)	Option Awards(7) ($)		Non-Equity Incentive Plan Compensation(8) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael D. Farkas(1)	2023	$308,000	$-	$4,690,000		$-	$-	$-	$6,139,081	$11,137,081
Former Executive Chairman and	2022	$874,006	$-	$12,473,546		$-	$1,700,000	$-	$830,260	$15,877,812
Chief Executive Officer	2021	$1,003,810	$1,281,000	$768,172		$14,431,369	$2,000,000	$-	$519,400	$20,003,751

Brendan S. Jones(2)	2023	$681,759	$75,000	$258,875		$-	$467,790	$-	$29,917	$1,513,341
President and Chief	2022	$493,011	$-	$1,184,859		$-	$310,650	$-	$64,242	$2,052,762
Executive Officer	2021	$380,750	$1,000	$24,548		$3,629,530	$187,500	$-	$225,368	$4,448,696

Michael P. Rama(3)	2023	$423,056	$-	$212,500		$-	$206,230	$-	$354,051	$1,195,837
Chief Financial	2022	$408,003	$-	$701,807		$-	$212,550	$-	$282,646	$1,605,006
Officer	2021	$327,750	$1,000	$33,493		$100,480	$101,562	$-	$636,962	$1,201,247

Aviv Hillo(4)	2023	$423,000	$-	$197,790	$		$206,230	$-	$18,972	$845,992
General	2022	$377,167	$-	$701,807		$-	$197,790	$-	$52,206	$1,328,970
Counsel and Executive Vice President - M&A	2021	$327,750	$1,000	$37,500		$112,500	$101,562	$-	$45,189	$625,501

Harjinder Bhade(5)	2023	$477,212	$-	$218,000		$-	$5,301,800	$-	$29,917	$6,026,929
Chief Technology Officer	2022	$403,602	$-	$665,116		$-	$218,000	$-	$68,304	$1,355,022
	2021	$251,800	$1,000	$-		$-	$166,438	$-	$17,649	$436,887

Michael C. Battaglia	2023	$327,515	$-	$-		$-	$176,088	$-	$29,917	$533,520
Chief Operating Officer

(1)	Michael D. Farkas served as our Executive Chairman and Chief Executive Officer until May 1, 2023 and was appointed to these positions in January 2015 and October 2018 (and previously from 2010 to July 2015), respectively. On June 21, 2023, our company and Mr. Farkas entered into a separation and general release agreement, dated as of June 20, 2023 (the “Separation Agreement”) pursuant to Mr. Farkas’ May 1, 2023 termination of employment and the terms of Mr. Farkas’ employment agreement, effective as of January 1, 2021. The Separation Agreement became effective on June 28, 2023, following a statutory revocation period. Under the terms of the Separation Agreement, the company agreed to provide Mr. Farkas with (i) $6,131,929 in cash compensation including accrued vacation, (ii) 383,738 shares of the company’s common stock with grant date fair value of $2,690,000 included under Stock Awards and (iii) reimbursement for medical benefits under COBRA for 24 months or until Mr. Farkas becomes eligible for coverage under another employer’s group plan. Included in All Other Compensation is $6,131,929 related to the cash paid in accordance with the Separation Agreement. On May 28, 2021, Mr. Farkas entered into the employment agreement which included increases in cash and equity compensation, as well as one-time awards and payments in satisfaction of his 2020 bonuses of $1,280,000 (included in Bonus), restricted stock grant of 19,504 shares of common stock (included in Stock Awards), grant of 23,862 in stock options (included in Option Awards), and a salary catch-up since the expiration of his prior agreement in June 2020 of $294,575 (included in Salary). Mr. Farkas also received a special four-year performance option to purchase 475,285 shares of common stock at an exercise price of $37.40 per share, which will vest if the company’s stock price on the Nasdaq exchange reaches and remains on average for a period of 20 consecutive market days at a closing price of $90 per share during the four-year term of the option. The performance option had a grant date fair value of $13,531,369, which was estimated using a third-party provider who utilized a Monte Carlo simulation model (included in Option Awards). Included in All Other Compensation for Mr. Farkas are (i) company-paid health insurance benefits of $7,152, $19,256 and $21,006 in 2023, 2022 and 2021, respectively, (ii) company-paid car lease and insurance expenses of $0, $0 and $40,947 in 2023, 2022 and 2021, respectively, and (iii) a tax gross-up of $0, $811,005 and $498,394 relating to the vesting of stock awards in 2023, 2022 and 2021, respectively. The 2022 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(2)	Mr. Jones has served as our President since February 2021 and our Chief Executive Officer since May 2023. In connection with Mr. Jones’ appointment as President in February 2021, our Compensation Committee granted to Mr. Jones stock options to purchase 100,000 shares of our common stock at an exercise price of $38.39 per share, the closing price of our common stock on February 25, 2021. The stock options, which were granted under the terms of our 2018 Incentive Compensation Plan (the “2018 Plan”), are exercisable in three equal annual increments on the first, second and third anniversaries of the grant date. These stock options had a grant date fair value of $3,555,886 (included in Option Awards). Included in Bonus for Mr. Jones is a cash signing bonus of $75,000 in 2023 in accordance with his employment agreement. Included in All Other Compensation for Mr. Jones are (i) company-paid health insurance benefits of $29,917, $33,827 and $35,297 in 2023, 2022 and 2021, respectively, and (ii) a tax gross-up of $0, $30,416 and 190,071relating to the vesting of stock awards in 2023, 2022 and 2021, respectively. The 2022 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(3)	Mr. Rama has served as our Chief Financial Officer since February 2020. Included in All Other Compensation for Mr. Rama are (i) company-paid health insurance benefits of $29,917, $32,356 and $35,298 in 2023, 2022 and 2021, respectively and (ii) a tax gross-up of $324,133, $250,290 and $601,664 relating to the vesting of stock awards in 2023, 2022 and 2021, respectively. The 2023 and 2022 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(4)	Mr. Hillo has served as our General Counsel since April 2018 and our Executive Vice President of Mergers & Acquisitions since May 2022. Included in All Other Compensation for Mr. Hillo are (i) company-paid health insurance benefits of $18,972, $19,256 and $21,006 in 2023, 2022 and 2021, respectively and (ii) a tax gross-up of $0, $32,950 and $24,183 relating to the vesting of stock awards in 2023, 2022 and 2021, respectively. The 2022 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(5)	Mr. Bhade has served as our Chief Technology Officer since May 2021. Included in All Other Compensation for Mr. Bhade is company-paid health insurance benefits of $29,917, $32,356 and $17,649 in 2023, 2022 and 2021, respectively and (ii) a tax gross-up of $0, $35,948 and $0 relating to the vesting of stock awards in 2023, 2022 and 2021, respectively. The 2022 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(6)	Mr. Battaglia has served as our Chief Operating Officer since September 2023. Included in All Other Compensation for Mr. Battaglia is company-paid health insurance benefits of $29,917 in 2023.

(7)	Represents stock and option awards granted in 2023, 2022 and 2021 pursuant to our 2018 Plan. The aggregate grant date fair value of such awards was calculated in accordance with FASB ASC Topic 718. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting. The assumptions used in calculating these amounts are discussed in Note 10 of the Notes to Consolidated Financial Statements included in the Original 10-K.

(8)	Amounts for 2021 have been revised to reflect when compensation was earned regardless of when paid.

Grant of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards made by us during the year ended December 31, 2023 to each of the NEOs:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Options	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/sh)	Awards ($)
Michael D. Farkas(1)		$-	$		$-	-	-	-	-	-	$-	$-
3/15/2023		$-		$-	$-	-	-	-	258,065	-	$-	$2,000,000
6/21/2023		$-		$-	$-	-		-	383,738	-	$-	$2,690,000

Brendan S. Jones		$-		$455,000	$-	-	-	-	-	-	$-	$-
3/15/2023		$-		$-	$-	-	-	-	33,403	-	$-	$258,875

Michael P. Rama		$-		$205,000	$-	-	-	-	-	-	$-	$-
3/15/2023		$-		$-	$-	-	-	-	27,426	-	$-	$212,550

Aviv Hillo		$-		$205,000	$-	-	-	-	-	-	$-	$-
3/15/2023		$-		$-	$-	-	-	-	25,521	-	$-	$197,790

Harjinder Bhade		$-		$300,000	$-	-	-	-	-	-	$-	$-
3/15/2023		$-		$-	$-	-	-	-	28,129	-	$-	$218,000

Michael C. Battaglia		$-		$178,038	$-	-	-	-	-	-	$-	$-

(1)	On June 21, 2023, our company and Mr. Farkas entered into a separation and general release agreement, dated as of June 20, 2023 (the “Separation Agreement”), pursuant to Mr. Farkas’ May 1, 2023 termination of employment and the terms of Mr. Farkas’ employment agreement, effective as of January 1, 2021. The Separation Agreement became effective on June 28, 2023, following a statutory revocation period. Under the terms of the Separation Agreement, the company agreed to provide Mr. Farkas with 383,738 shares of the company’s common stock.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2023 to the NEOs:

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
Michael D. Farkas	04/16/2019	-	-	100	$3.30	04/16/24	-	$-	-	$-
Michael D. Farkas	05/14/2019	-	-	4,200	$3.06	05/14/24	-	$-	-	$-
Michael D. Farkas	12/04/2020	-	-	100	$25.59	12/04/25	-	$-	-	$-
Michael D. Farkas	12/07/2020	-	-	100	$26.41	12/07/25	-	$-	-	$-
Michael D. Farkas	12/11/2020	-	-	100	$31.13	12/11/25	-	$-	-	$-
Michael D. Farkas	05/28/2021	-	-	475,285	$37.40	05/28/25	-	$-	-	$-
Michael D. Farkas	02/10/2021	-	-	100	$59.22	02/10/26	-	$-	-	$-
Michael D. Farkas	02/12/2021	-	-	100	$56.27	02/12/26	-	$-	-	$-
Michael D. Farkas	02/23/2021	-	-	400	$42.67	02/23/26	-	$-	-	$-
Michael D. Farkas	03/29/2021	-	-	100	$38.45	03/29/26	-	$-	-	$-
Michael D. Farkas	03/31/2021	-	-	100	$45.21	03/31/26	-	$-	-	$-
Michael D. Farkas	04/12/2021	-	-	7,976	$44.90	04/11/27	-	$-	-	$-
Michael D. Farkas	04/12/2021	-	-	7,976	$44.90	04/11/28	-	$-	-	$-
Michael D. Farkas	04/12/2021	-	-	7,976	$44.90	04/11/29	-	$-	-	$-
Brendan S. Jones	02/25/2021	-	-	33,333	$38.39	02/25/27	-	$-	-	$-
Brendan S. Jones	04/12/2021	-	-	648	$40.82	04/11/27	-	$-	-	$-
Brendan S. Jones	02/25/2021	-	-	33,333	$38.39	02/25/28	-	$-	-	$-
Brendan S. Jones	04/12/2021	-	-	648	$40.82	04/11/28	-	$-	-	$-
Brendan S. Jones	02/25/2021	-	-	33,334	$38.39	02/25/29	-	$-	-	$-
Brendan S. Jones	04/12/2021	-	-	648	$40.82	04/11/29	-	$-	-	$-
Brendan S. Jones(2)	03/21/2022	-	-	-	$-	-	-	$-	3,816	$12,936
Brendan S. Jones(3)	07/29/2022	-	-	-	$-	-	-	$-	18,895	$64,054
Brendan S. Jones(4)	03/15/2023	-	-	-	$-	-	-	$-	16,702	$56,620
Michael P. Rama	06/05/2020	-	-	50,000	$2.20	02/07/26	-	$-	-	$-
Michael P. Rama	06/05/2020	-	-	50,000	$2.20	02/07/27	-	$-	-	$-
Michael P. Rama	04/12/2021	-	-	885	$40.82	04/11/27	-	$-	-	$-
Michael P. Rama	06/05/2020	-	-	50,000	$2.20	02/07/28	-	$-	-	$-
Michael P. Rama	04/12/2021	-	-	885	$40.82	04/11/28	-	$-	-	$-
Michael P. Rama	04/12/2021	-	-	884	$40.82	04/11/29	-	$-	-	$-
Michael P. Rama(2)	03/21/2022	-	-	-	$-	-	-	$-	4,134	$14,014
Michael P. Rama(3)	07/29/2022	-	-	-	$-	-	-	$-	9,447	$32,025
Michael P. Rama(4)	03/15/2023	-	-	-	$-	-	-	$-	13,713	$46,487
Aviv Hillo	03/31/2019	-	-	3,879	$3.13	03/31/27	-	$-	-	$-
Aviv Hillo	04/12/2021	-	-	990	$40.82	04/11/27	-	$-	-	$-
Aviv Hillo	04/20/2020	-	-	16,517	$1.83	04/20/27	-	$-	-	$-
Aviv Hillo	04/12/2021	-	-	991	$40.82	04/11/28	-	$-	-	$-
Aviv Hillo	04/20/2020	-	-	16,286	$1.83	04/20/28	-	$-	-	$-
Aviv Hillo	04/12/2021	-	-	991	$40.82	04/11/29	-	$-	-	$-
Aviv Hillo	05/17/2022	-	-	12,441	$15.70	05/17/28	-	$-	-	$-
Aviv Hillo	05/17/2022	-	-	12,441	$15.70	05/17/29	-	$-	-	$-
Aviv Hillo	05/17/2022	-	-	12,441	$15.70	05/17/30	-	$-	-	$-
Aviv Hillo(2)	03/21/2022	-	-	-	$-	-	-	$-	4,134	$14,014
Aviv Hillo(3)	07/29/2022	-	-	-	$-	-	-	$-	9,447	$32,025
Aviv Hillo(4)	03/15/2023	-	-	-	$-	-	-	$-	12,761	$43,260
Harjinder Bhade(2)	03/21/2022	-	-	-	$-	-	-	$-	3,387	$11,489
Harjinder Bhade(3)	07/29/2022	-	-	-	$-	-	-	$-	9,447	$32,025
Harjinder Bhade(4)	03/15/2023	-	-	-	$-	-	-	$-	21,097	$71,519
Michael C. Battaglia(5)	05/6/2021	-	-	54,000	$32.27	-	-	$-	-	$-
Michael C. Battaglia(6)	04/12/2021	-	-	-	$-	-	-	$-	360	$1,220
Michael C. Battaglia(7)	04/12/2021	-	-	-	$-	-	-	$-	2,240	$7,594

(1)	Calculated by multiplying the number of shares of common stock by $3.39, which is the quoted market price per share of our common stock as of December 31, 2023.
(2)	These shares vest in two annual increments on March 21, 2024 and 2025, subject to immediate vesting upon an event constituting a change of control of the company.
(3)	These shares vest in various increments based on the achievement of certain performance conditions related to the integration of the SemaConnect acquisition during 2022.
(4)	These shares vest in three annual increments on March 15, 2024, 2025 and 2026, subject to immediate vesting upon an event constituting a change of control of the company.
(5)

On May 6, 2021, Mr. Battaglia received options to purchase 54,000 shares of common stock. Options to purchase 36,000 shares of common stock have vested and are currently exercisable. Options to purchase the remaining 18,000 shares of common stock vest and become exercisable on May 6, 2024.

(6)	These shares vested in full on April 12, 2024.
(7)	These shares vest in two equal installments on April 1, 2024 and April 1, 2025.

Option Exercises and Stock Vested During 2023

The following table sets forth information concerning the option exercises and stock awards vested of each of the NEOs during the year ended December 31, 2023:

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired On Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
Michael D. Farkas	112,031	$225,760	671,438	$5,135,721
Brendan S. Jones	-	$-	32,780	$275,655
Michael P. Rama	-	$-	39,532	$512,153
Aviv Hillo	-	$-	21,913	$180,639
Harjinder Bhade	-	$-	165,811	$475.348
Michael C. Battaglia	-	$-	1,470	$12,502

Pension Benefits

We have not adopted a pension plan and do not provide pension benefits to NEOs.

Non-Qualified Deferred Compensation

We have not adopted a non-qualified deferred compensation plan and do not provide non-qualified deferred compensation to NEOs.

Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements

Michael D. Farkas Separation Agreement

On June 21, 2023, our company and our former Chief Executive Officer Michael D. Farkas entered into a separation and general release agreement, dated as of June 20, 2023, pursuant to Mr. Farkas’ May 1, 2023 termination of employment and the terms of Mr. Farkas’ employment agreement, effective as of January 1, 2021. The separation agreement became effective on June 28, 2023. Under the terms of the separation agreement, we provided Mr. Farkas with (i) $6,028,083 in cash compensation, (ii) 383,738 shares of our common stock, and (iii) reimbursement for medical benefits under COBRA for 24 months or until Mr. Farkas becomes eligible for coverage under another employer’s group plan. In addition, Mr. Farkas’ outstanding issued and unvested equity awards vested. In return, Mr. Farkas agreed that he has received all compensation to which he is entitled with respect to his employment or termination thereof (except for any obligations under the parties’ Commission Agreement, dated as of November 17, 2009) and Mr. Farkas is releasing us from all claims that he might have related to his employment. Further, Mr. Farkas acknowledged that the terms of his non-competition and non-solicitation covenants under his employment agreement remain in effect, except that Mr. Farkas will be permitted to continue to work with certain individuals with whom he has a current relationship outside of the company.

Brendan S. Jones Employment Agreement

In connection with Mr. Jones’ appointment as the Chief Executive Officer, we entered into a new employment agreement with Mr. Jones superseding his prior employment agreement which was dated December 27, 2021. The term of the employment agreement started on May 1, 2023 and extends until April 30, 2026, and will automatically renew for successive one year periods unless intent to terminate the agreement is timely provided in writing by either party to the other. Pursuant to the employment agreement, Mr. Jones has agreed to devote his full business efforts, attention, energy and skill to the performance of his employment to furthering the interest of our company. The employment agreement provides that Mr. Jones is entitled to receive an annual base salary of $775,000, payable in accordance with our payroll policies and procedures. Mr. Jones will be eligible for an annual performance cash bonus targeted at 60% of his annual base salary based on meeting pre-determined periodic key performance indicators every year set by the mutual agreement of our Board’s Compensation Committee and Mr. Jones. Mr. Jones will also be eligible to receive aggregate annual equity awards under our incentive compensation plan with a target aggregate award of 60% of his annual base salary. Mr. Jones will receive a one-time signing bonus of $150,000, with 50% in cash paid upon assuming the position of Chief Executive Officer and 50% upon the one year anniversary of assuming such position.

If Mr. Jones’s employment is terminated by us other than for Cause (which includes, among other reasons, willful material misconduct and willful failure to materially perform his responsibilities to the company), he is entitled to receive severance equal to 1.5 times the sum of his base salary and his target bonus, as well as a pro rata target bonus for the year of his termination based upon the number of months actually worked in that year, and reimbursement for COBRA for 18 months.

If our company undergoes a “Change in Control” (which generally means a merger or acquisition of our company as a result of which the acquirer obtains more than 50% of our total voting power), the multiple in Mr. Jones’s severance above shall be three times, if (i) he loses his position as Chief Executive Officer (excluding elevation to a more senior position), (ii) his position, authority, duties, authority or base salary is materially reduced, or (iii) he is terminated without Cause or the employment agreement is not renewed during the merger/acquisition process or within 18 months after the closing of the transaction. Additionally, all restricted common stock and stock options held by Mr. Jones will immediately vest upon a Change in Control.

The employment agreement also contains restrictive covenants prohibiting Mr. Jones from disclosing confidential information regarding our company at any time and preventing Mr. Jones from soliciting any customer of our company on behalf of another company, taking any action that leads to a customer terminating or reducing its business with our company, or employing, soliciting or hiring employees of our company for a period of 12 months after his employment with our company.

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

Harjinder Bhade Employment Agreement

On October 30, 2023, we entered into a new employment offer letter with Harjinder Bhade, who has been our Chief Technology Officer since April 2021. The new offer letter, which extends Mr. Bhade’s employment through October 2025 (and is automatically renewable for an additional one-year term unless either party provides timely notice of non-renewal), provides that Mr. Bhade will receive an annual base salary of $500,000. Mr. Bhade will be eligible for an annual performance cash bonus equal to 60% of his annual base salary based on meeting or exceeding key performance indicators established by the Compensation Committee of our Board and Mr. Bhade for the relevant 12-month period. Mr. Bhade will also be eligible to receive aggregate annual equity awards under our 2018 Incentive Compensation Plan equal to 60% of his annual base salary. Such awards will be issued in the form of restricted stock units. Of such restricted stock units, 50% of the restricted stock units will vest on the first anniversary of the grant date, and 50% of the restricted stock units will vest in equal one-third increments on each anniversary of the grant date, in each instance subject to his continued employment with us on the applicable vesting date and satisfying the key performance indicators and other performance criteria. We also granted to Mr. Bhade, upon the execution of the new offer letter, a signing bonus of 150,000 restricted stock units, vesting immediately. The above bonus and equity grants are subject to our “clawback” policies.

The other terms of Mr. Bhade’s new offer employment letter closely followed the terms of his original employment letter, dated April 20, 2021.

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

As part of his original employment letter, dated April 20, 2021, Mr. Bhade entered into our standard Employee Confidentiality and Assignment of Inventions Agreement prohibiting Mr. Bhade from disclosure of confidential and/or proprietary information relating to the operations, products and services of our company and our clients and acknowledging that all intellectual property developed by Mr. Bhade relating to our business constitutes our exclusive property. Mr. Bhade further agreed that during his employment with our company he will not engage in, or have any direct or indirect interest in, any person, firm, corporation or business (whether as an employee, officer, director, agent, security holder, creditor, consultant, partner or otherwise) that is competitive with the business of our company, including, without limitation, planning, developing, installing, marketing, selling, leasing and providing services relating to electric vehicle charging stations.

Michael C. Battaglia Employment Agreement

On September 18, 2023, we entered into an employment offer letter with Michael Battaglia to serve as our Chief Operating Officer. The offer letter provides an employment term for Mr. Battaglia through September 15, 2025 (which is automatically renewable for an additional one-year term unless either party provides timely notice of non-renewal) and an annual base salary of $350,075. Mr. Battaglia will be eligible for an annual performance cash bonus equal to 50% of his annual base salary based on meeting or exceeding key performance indicators established by the Compensation Committee of our Board, Mr. Battaglia and his supervisors for the relevant 12-month period. Mr. Battaglia will also be eligible to receive aggregate annual equity awards under our 2018 Incentive Compensation Plan equal to 50% of his annual base salary. Such awards will be issued in the form of restricted stock units. Of such restricted stock units, 50% of the restricted stock units will vest on the first anniversary of the grant date, and 50% of the restricted stock units will vest in equal one-third increments on each anniversary of the grant date, in each instance subject to his continued employment with us on the applicable vesting date and satisfying the key performance indicators and other performance criteria. The above bonus and equity grants are subject to our “clawback” policies.

If Mr. Battaglia’s employment is terminated by us other than for Cause (which includes willful material misconduct and willful failure to materially perform his responsibilities to our company), he is entitled to receive severance equal to the number of months of his actual employment under the employment agreement prior to the termination capped at a maximum payment of 12 months of his base salary. If there is a buy-out or a “change of control,” Mr. Battaglia will also be entitled to obtain his base salary for a period of 12 months as a severance payment.

Mr. Battaglia also entered into our standard Employee Confidentiality and Assignment of Inventions Agreement prohibiting him from disclosure of confidential and/or proprietary information relating to the operations, products and services of our company and our clients. Mr. Battaglia further agreed that during his employment with our company and for 12 months thereafter he will not engage in or support any business or activity that competes with our business within 60 miles from any company location or his primary work location, unless his employment ends without Cause or he obtains a non-competing position elsewhere, and he will refrain from soliciting our company’s customers during this period.

Compensation of Directors

The following table provides information for 2023 regarding all compensation awarded to, earned by or paid to each person who served as a director for all or some portion of 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Louis R. Buffalino(2)	$56,522	$-	$-	$-	-	$-	$56,522

Jack Levine	$113,324	$150,000	$-	$-	-	$-	$263,324

Kenneth R. Marks(2)	$55,109	$-	$-	$-	-	$-	$55,109

Ritsaart J.M. van Montfrans	$126,703	$180,000	$-	$-	-	$-	$306,703

Mahidhar (Mahi) Reddy(3)	$-	$-	$-	$-	-	$466,646	$466,646

Kristina A. Peterson	$64,354	$150,000	$-	$-	-	$-	$214,354

Cedric L. Richmond	$92,500	$150,000	$-	$-	$-	$-	$242,500

Total	$508,512	$630,000	$-	$-	$-	$466,646	$1,605,158

(1)	Mr. van Montfrans was awarded 28,892 shares of restricted stock and Messrs. Levine and Richmond and Ms. Peterson were each awarded 24,077 shares of restricted stock. These awards were granted on July 24, 2023 pursuant to the 2018 Incentive Compensation Plan with respect to service as a director during the 2024 fiscal year. The shares vest on the earlier of (a) July 24, 2024 or (b) the date preceding the next annual meeting of the stockholders of our company.

(2)	Messrs. Buffalino and Marks did not stand for reelection to the Board at the July 24, 2023 annual meeting of stockholders.

(3)	Mr. Reddy was elected to our Board on July 29, 2022. The compensation reported for Mr. Reddy in this table is for compensation he received as an employee. Employee members of the Board are not paid separate compensation for serving on the Board.

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

Pursuant to the 2022 Board Plan, each non-employee member of the Board receives an annual cash retainer of $80,000. The chairman or lead independent director of the Board (currently, Mr. van Montfrans) receives a supplemental annual cash retainer in the amount of $30,000. Each non-employee member of the Board that serves in a chairperson role or as a member of a committee receives a supplemental annual cash retainer in an amount equal to the corresponding role: (i) Chair of the Audit Committee - $15,000; Member of the Audit Committee - $7,500; (ii) Chair of the Compensation Committee - $15,000; Member of the Compensation Committee - $5,000; (iii) Chair of the Nominating and Corporate Governance Committee - $10,000; Member of the Nominating and Corporate Governance Committee - $5,000; and (iv) Chair of the ESG Committee - $10,000; Member of the ESG Committee - $5,000. The annual and supplemental cash retainers are payable quarterly during the last month of each quarter. We reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending Board and company meetings or events. Commencing in August 2023, we also provide our Chairman of the Board a monthly electric vehicle car allowance of $1,100.

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

The 2018 Plan is administered by the Compensation Committee of the Board, which has discretion over the awards and grants thereunder. At our stockholders meeting held on July 24, 2023, stockholders approved an amendment to the 2018 Plan to increase the aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2018 Plan from 5,000,000 to 7,000,000. No awards may be issued on or after September 7, 2028.

As of December 31, 2023, stock options to purchase an aggregate of 936,245 shares of common stock and 3,619,555 restricted shares of our common stock were outstanding and issued to employees and members of the Board under the 2018 Plan.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, our company is providing the following information about the relationship between the annual total compensation of the company’s employees and the annual total compensation of the Chief Executive Officer. The CEO pay ratio figures below are a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Exchange Act.

As of December 31, 2023, we had 706 employees, including 684 full-time employees.

We determined the total annual compensation for our employees for the year ended December 31, 2023 using data from our payroll records for the month of December 2023, which we then extrapolated for the full year of 2023. The components of total annual compensation for our employees are the same as those used to determine the total compensation of our NEOs for the purposes of the Summary Compensation Table. Total annual compensation for our current CEO was annualized based on the employment agreement entered into in May 2023. We did not make any full-time equivalent adjustments for part-time employees. The results were then ranked, excluding the Chief Executive Officer, from lowest to highest, and the median employee was identified. We then compared the total annual compensation of the median employee to that of the Chief Executive Officer. The total annual compensation of the median employee for the year ended December 31, 2023 was $54,195. For the year ended December 31, 2023, the ratio of our Chief Executive Officer’s total annual compensation to that of our median employee was approximately 33:1.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or employee of our company or any subsidiary of the company during the fiscal year ended December 31, 2023. No member of the Compensation Committee was a member of the compensation committee of another entity during the fiscal year ended December 31, 2023. None of our executive officers was a director or a member of the compensation committee of another entity during the fiscal year ended December 31, 2023. There were no transactions between any member of the Compensation Committee and the company during the fiscal year ended December 31, 2023 requiring disclosure pursuant to Item 404 of Regulation S-K promulgated under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 26, 2024, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each NEO and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days after such date upon the exercise of stock options, warrants or convertible securities. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after April 26, 2024. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days after April 26, 2024 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned	Percentage of Common Stock Outstanding(2)
Directors and Named Executive Officers:
Brendan S. Jones	353,852(3)	*

Michael P. Rama	328,328(4)	*

Aviv Hillo	248,495(5)	*

Harjinder Bhade	308,544	*

Michael C. Battaglia	138,115(6)	*

Mahidhar (Mahi) Reddy	1,058,107(7)	1.0%

Jack Levine	131,641	*

Kristina A. Peterson	4,510	*

Ritsaart J.M. van Montfrans	31,188	*

Cedric L. Richmond	5,866	*

Michael D. Farkas	3,820,658(8)	3.8%

5% Stockholders:
State Street Corporation	5,519,191(9)	5.5%

All current directors and executive officers as a group (10 persons)	2,608,646(10)	2.6%

* Less than 1% of the outstanding shares.

(1) Each person maintains a mailing address at c/o Blink Charging Co., 5081 Howerton Way, Suite A, Bowie, Maryland 20715, except as noted below.

(2) Applicable percentage ownership is based on 100,989,408 shares of common stock outstanding as of April 26, 2024.

(3) Includes 101,945 shares of common stock issuable upon the exercise of stock options.

(4) Includes 152,654 shares of common stock issuable upon the exercise of stock options.

(5) Includes 52,095 shares of common stock issuable upon the exercise of stock options.

(6) Includes 54,000 shares of common stock issuable upon the exercise of stock options.

(7) Includes (i) 178,104 shares of common stock owned directly, (ii) 440,001 shares of common stock held by the Mahi Reddy 2021 Family Trust, of which Mr. Reddy is a trustee and has voting and investment power with respect to such shares and (iii) 440,002 shares of common stock held by the Seetha J. Anagol 2021 Family Trust, of which Mr. Reddy is a trustee and has voting and investment power with respect to such shares.

(8) Represents (i) 2,146,616 shares of common stock held by Farkas Group Inc., of which Mr. Farkas is the President and has voting and investment power with respect to such shares, (ii) 1,204,839 shares of common stock owned directly, (iii) 81,441 shares of common stock held by NextNRG Holding Corp. (formerly Balance Group LLC), of which Mr. Farkas is the managing member and has voting and investment power with respect to such shares, (iv) 7,200 shares of common stock held by the Michael D. Farkas Charitable Foundation, of which Mr. Farkas is the trustee and has voting and investment power with respect to such shares, (v) 80 shares of common stock held by Farkas Family Irrevocable Trust, of which Mr. Farkas is the trustee and has voting and investment power with respect to such shares, (vi) 15,000 shares of common stock held by Mr. Farkas’ minor children, and (vii) 365,482 shares of common stock issuable upon the exercise of warrants. Mr. Farkas maintains an address at 407 Lincoln Road, Suite 9F, Miami Beach, FL 33139.

(9) Consists of 5,519,191 shares of common stock beneficially owned by State Street Corporation, or State Street, over which State Street has shared voting power over 5,455,094 shares and shared dispositive power over 5,519,191 shares. Of the 5,519,191 shares of common stock beneficially owned by State Street, SSGA Funds Management, Inc., a subsidiary of State Street, has shared voting power with respect to 4,429,759 shares and shared dispositive power over 4,438,259 shares. The principal business address of State Street Corporation is State Street Financial Center, 1 Congress Street, Suite 1, Boston MA 02114. The foregoing information is based solely upon a Schedule 13G filed by State Street Corporation on January 25, 2024.

(10) Includes currently exercisable stock options to purchase an aggregate of 360,694 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2023 with respect to our common stock that may be issued under our incentive compensation plans and other option grants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	2,128,859	$17.63	3,980,393
Equity Compensation Plans Not Approved by Security Holders
Total	2,128,859	$17.63	3,980,393

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

Certain Relationships and Related Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, the section titled “Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements,” the following is a description of each transaction since January 1, 2023 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeds $120,000; and

●	any related person had or will have a direct or indirect material interest.

Certain persons who provided services to us, including Michael D. Farkas, our former Executive Chairman and Chief Executive Officer, and Aviv Hillo, our General Counsel and Executive Vice President of Mergers & Acquisitions, also provided services and/or served as officers or directors of Balance Labs, Inc., a consulting firm controlled by Mr. Farkas that provides business development and consulting services to startup development-stage businesses. Mr. Farkas ceased being an officer of our company in May 2023 and a director of our company in July 2023. Mr. Hillo resigned as a director of Balance Labs, Inc. in July 2023.

Director Independence

At least annually, the Nominating and ESG Committee reviews the independence of each non-employee director and makes recommendations to the Board and the Board affirmatively determines whether each director qualifies as independent. No director qualifies as “independent” unless the Board affirmatively determines that the director has no material relationship with our company (either directly or as a stockholder or officer of an organization that has a relationship with the company). In addition, in affirmatively determining the independence of any director who will serve on the Compensation Committee, the Board must consider all factors specifically relevant to determining whether a director has a relationship to the company which is material to that director’s ability to be independent of management in connection with the duties of a Compensation Committee member. Each director must keep the Nominating and ESG Committee fully and promptly informed as to any development affecting a director’s independence.

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

The Board has determined that each of our non-employee directors that served during 2023 (Messrs. Buffalino, Levine, Marks, van Montfrans and Richmond, and Ms. Peterson) were independent under the listing standards of Nasdaq and the requirements of the SEC. Messrs. Jones, Hillo and Reddy are not independent based on their current service as employees of our company. In making its independence determinations, the Board reviewed direct and indirect transactions and relationships between each director, or any member of his or her immediate family, and us or one of our subsidiaries or affiliates based on information provided by the director, our records and publicly available information. None of our directors directly or indirectly provides any professional or consulting services to us.

As a result, a majority of our directors are independent, as required under applicable Nasdaq rules. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP served as our independent registered public accountants for the years ended December 31, 2023 and 2022. The following table sets forth the aggregate fees billed to us for the years ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees(1)	$2,746,757	$1,641,201
Audit-related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	100,628	-
Total	$2,847,385	$1,641,201

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements including fees related to compliance with the Sarbanes-Oxley Act of 2002, review of our quarterly consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above. All other fees in 2023 represents financial and tax diligence in connection with our company’s acquisition of Envoy Technologies, Inc. in April 2023. These fees were pre-approved by the Audit Committee.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of the Original 10-K.
2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	EXHIBITS

We have filed the exhibits listed in the Exhibit Index below in this Form 10-K/A:

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Share Purchase Agreement, dated April 21, 2021, between the Shareholders of Blue Corner NV and Blink Holdings B.V.	8-K	2.1	05/13/2021
2.2	Sale and Purchase Agreement, dated April 22, 2022, between the shareholders of Electric Blue Limited, and Blink Holdings B.V. and Blink Charging Co.	8-K	2.1	04/26/2022
2.3	Agreement and Plan of Merger, dated as of June 13, 2022, by and among Blink Charging Co., Blink Sub I Corp., Blink Sub II LLC, SemaConnect, Inc. and Shareholder Representative Services LLC (solely in its capacity as the stockholders’ representative)	8-K	2.1	06/14/2022
2.4	Agreement and Plan of Merger, dated April 18, 2023, by and among Blink Charging Co., Blink Mobility, LLC, Mobility Merger Sub Inc., Envoy Technologies, Inc., and Fortis Advisors LLC (as Equityholders’ Agent)	8-K	2.1	04/24/2023
2.5	Amendment No. 2, dated as of August 4, 2023, to Agreement and Plan of Merger, dated as of June 13, 2022, by and among Blink Charging Co., SemaConnect LLC and Shareholder Representative Services LLC, as Stockholders’ Representative	10-Q	2.2	08/09/2023
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
4.2	Form of Common Stock Purchase Warrant dated April 9, 2018	8-K	4.1	04/19/2018
4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.3	04/02/2020
10.14*	2018 Incentive Compensation Plan	Proxy	-	08/14/2018
10.18*	Employment Offer Letter, dated February 7, 2020, between Blink Charging Co. and Michael P. Rama	8-K	10.1	02/11/2020
10.20*	Employment Offer Letter, dated as of March 29, 2020, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	04/20/2020
10.22*	Employment Agreement, dated December 27, 2021, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	12/29/2021

10.23*	Employment Agreement, dated April 20, 2021, between Blink Charging Co. and Harjinder Bhade	10-K/A	10.20	04/29/2022
10.24*	Employment Agreement, dated May 19, 2022, between Blink Charging Co. and Michael P. Rama	8-K	10.1	05/24/2022
10.25*	Employment Agreement, dated May 19, 2022, between Blink Charging Co. and Aviv Hillo	8-K	10.2	05/24/2022
10.26	Form of Registration Rights Agreement, dated as of June 15, 2022, by and among Blink Charging Co., the equityholders of SemaConnect, Inc. and each equityholder of SemaConnect, Inc. to which Blink shares were issued	8-K	10.1	06/21/2022
10.29	Sales Agreement, dated September 2, 2022, between Blink Charging Co. and the Sales Agents	8-K	10.1	09/02/2022
10.31*	Employment Agreement, dated May 1, 2023, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	05/05/2023
10.32*	Amendment to Blink Charging Co. 2018 Incentive Compensation Plan	14A	A	06/14/2023
10.33*	Separation and General Release Agreement, dated June 20, 2023, between Blink Charging Co. and Michael D. Farkas	8-K	10.1	06/23/2023
10.34*	Employment Offer Letter, dated October 30, 2023, between Blink Charging Co. and Harjinder Bhade	8-K	10.1	11/03/2023
10.35	Amendment to Sales Agreement, dated November 2, 2023, between Blink Charging Co. and the Agents	8-K	10.1	11/22/2023
10.36*	Employment Offer Letter, dated September 18, 2023, between Blink Charging Co. and Michael C. Battaglia				X
14.1	Code of Business Conduct and Ethics, as amended most recently on May 16, 2023				X
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Marcum LLP	10-K	23.1	03/18/2024
31.1	Rule 13a-14(a) Certification of Principal Executive Officer	10-K	31.1	03/18/2024
31.2	Rule 13a-14(a) Certification of Principal Financial Officer	10-K	31.2	03/18/2024
31.3	Rule 13a-14(a) Certificate of Principal Executive Officer				X
31.4	Rule 13a-14(a) Certificate of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer	10-K	32.1	03/18/2024
32.2**	Section 1350 Certification of Principal Financial Officer	10-K	32.2	03/18/2024
97.1*	Blink Charging Co. Policy for Recovery of Erroneously Awarded Compensation	10-K	97.1	03/18/2024
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

*	Indicates a management contract or compensatory plan or arrangement.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK CHARGING CO.

Date: April 26, 2024	By:	/s/ Brendan S. Jones
Brendan S. Jones
President and Chief Executive Officer (Principal Executive Officer)

Date: April 26, 2024	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

