Form 10-Q
period 2024-03-31
Blink Charging Co.
filed 2024-05-10
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 9, 2024, the registrant had 100,989,408 shares of common stock outstanding.

BLINK CHARGING CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO.

Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$93,458	$121,691
Accounts receivable, net	53,608	45,447
Inventory, net	44,679	47,942
Prepaid expenses and other current assets	5,990	6,654

Total Current Assets	197,735	221,734
Restricted cash	77	79
Property and equipment, net	37,205	35,127
Operating lease right-of-use asset	9,616	9,731
Intangible assets, net	13,857	16,298
Goodwill	144,881	144,881
Other assets	1,124	669
Total Assets	$404,495	$428,519

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$26,300	$31,193
Accrued expenses and other current liabilities	15,477	14,143
Notes payable	6,792	6,792
Current portion of operating lease liabilities	3,794	3,448
Current portion of financing lease liabilities	436	512
Current portion of deferred revenue	14,430	13,613
Total Current Liabilities	67,229	69,701
Consideration payable	19,818	49,434
Operating lease liabilities, non-current portion	6,714	7,025
Financing lease liabilities, non-current portion	123	163
Other liabilities	337	337
Deferred revenue, non-current portion	13,536	12,462
Total Liabilities	107,757	139,122

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 100,996,579 and 92,818,233 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	101	93
Additional paid-in capital	855,306	829,563
Accumulated other comprehensive loss	(3,773)	(2,536)
Accumulated deficit	(554,896)	(537,723)
Total Stockholders’ Equity	296,738	289,397
Total Liabilities and Stockholders’ Equity	$404,495	$428,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(unaudited)

	For The Three Months Ended
	March 31,
	2024	2023

Revenues:
Product sales	$27,508	$16,389
Charging service revenue - company-owned charging stations	5,027	2,885
Network fees	2,065	1,628
Warranty	953	393
Grant and rebate	583	49
Car-sharing services	1,097	252
Other	335	72
Total Revenues	37,568	21,668

Cost of Revenues:
Cost of product sales	16,602	11,731
Cost of charging services - company-owned charging stations	705	887
Host provider fees	3,042	1,647
Network costs	589	437
Warranty and repairs and maintenance	605	948
Car-sharing services	862	637
Depreciation and amortization	1,744	838

Total Cost of Revenues	24,149	17,125

Gross Profit	13,419	4,543

Operating Expenses:
Compensation	14,957	22,709
General and administrative expenses	7,777	8,478
Other operating expenses	6,438	4,195
Change in fair value of consideration payable	1,700	-
Total Operating Expenses	30,872	35,382
Loss From Operations	(17,453)	(30,839)

Other Income:
Interest expense	(427)	(617)
Foreign transaction (loss) gain	(30)	1,807
Change in fair value of derivative and other accrued liabilities	2	10
Dividend and interest income	763	50
Total Other Income	308	1,250
Loss Before Income Taxes	$(17,145)	$(29,589)
Provision for income taxes	(28)	(212)

Net Loss	$(17,173)	$(29,801)

Net Loss Per Share:
Basic	$(0.17)	$(0.53)
Diluted	$(0.17)	$(0.53)
Weighted Average Number of Common Shares Outstanding:
Basic	99,902,470	56,469,928
Diluted	99,902,470	56,469,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

BLINK CHARGING CO.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Net Loss	$(17,173)	$(29,801)
Other Comprehensive Loss:
Cumulative translation adjustments	(1,237)	(850)
Total Comprehensive Loss	$(18,410)	$(30,651)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2024

(in thousands, except for share amounts)

(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2024	92,818,233	$93	$829,563	$(2,536)	$(537,723)	$289,397

Common stock issued in public offering, net of issuance costs [1]	8,177,472	8	25,062	-	-	25,070

Stock-based compensation	837	-	681	-	-	681

Other comprehensive loss	-	-	-	(1,237)	-	(1,237)

Net loss	-	-	-	-	(17,173)	(17,173)

Balance - March 31, 2024	100,996,542	$101	$855,306	$(3,773)	$(554,896)	$296,738

[1]	Includes gross proceeds of $25,651, less issuance costs of $581.

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

BLINK CHARGING CO.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For The Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(17,173)	$(29,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,343	3,166
Non-cash lease expense	497	438
Change in fair value of contingent consideration	-	8
Gain on disposal of fixed assets	(32)	(37)
Change in fair value of derivative and other accrued liabilities	2	10
Change in fair value of consideration payable	1,700	-
Provision for slow moving and obsolete inventory	762	-
Provision for bad debt	548	555
Stock-based compensation:
Common stock	635	3,685
Options	282	4,090
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(10,629)	(4,377)
Inventory	1,981	(4,903)
Prepaid expenses and other current assets	615	(590)
Other assets	(459)	(181)
Accounts payable and accrued expenses	(5,271)	3,876
Other liabilities	-	4
Lease liabilities	(339)	(346)
Deferred revenue	2,062	226

Total Adjustments	(4,303)	5,624

Net Cash Used In Operating Activities	(21,476)	(24,177)

Cash Flows From Investing Activities:
Capitalization of engineering costs	-	(550)
Purchases of property and equipment	(2,830)	(1,665)

Net Cash Used In Investing Activities	(2,830)	(2,215)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering, net [1]	25,070	94,766
Repayment of note payable	(31,354)	-
Proceeds from exercise of options and warrants	-	835
Repayment of financing liability in connection with finance lease	(169)	(92)
Payment of financing liability in connection with internal use software	(250)	(149)

Net Cash (Used In) Provided By Financing Activities	(6,703)	95,360

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2,774	(2,321)

Net (Decrease) Increase In Cash and Cash Equivalents and Restricted Cash	(28,235)	66,647

Cash and Cash Equivalents and Restricted Cash - Beginning of Period	121,770	36,633

Cash and Cash Equivalents and Restricted Cash - End of Period	$93,535	$103,280

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$93,458	$103,202
Restricted cash	77	78
	$93,535	$103,280

[1]	Includes gross proceeds of $25,651, less issuance costs of $581.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statements of Cash Flows — Continued

(in thousands)

(unaudited)

	For The Three Months Ended
	March 31,
	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,139	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$375	$1,209
Property and equipment obtained in exchange for finance lease obligations	$53	$-
Transfer of inventory to property and equipment	$(307)	$(427)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Operations

Blink Charging Co., through its wholly-owned subsidiaries (collectively, the “Company” or “Blink”), is a leading manufacturer, owner, operator and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its nationwide Blink EV charging networks (the “Blink Networks”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”), and other EV-related services. The Blink Networks is a proprietary, cloud-based system that operates, maintains and manages Blink charging stations and handles the associated charging data, back-end operations and payment processing. The Blink Networks provide property owners, managers, parking companies, state and municipal entities, and other types of commercial customers (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Networks also provide EV drivers with vital station information, including station location, availability and fees. Blink also operates an EV based ride-sharing business through its wholly-owned subsidiary, Envoy Mobility, Inc.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2024 and for the three months then ended. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2023 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 18, 2024 as part of the Company’s Annual Report on Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2023, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

LIQUIDITY

As of March 31, 2024, the Company had cash and cash equivalents of $93,458 and working capital of $130,506. During the three months ended March 31, 2024, the Company incurred a net loss of $17,173. During the three months ended March 31, 2024, the Company used cash in operating activities of $21,476.

During the three months ended March 31, 2024, the Company sold an aggregate of 8,177,472 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $25,651, less issuance costs of $581 which were recorded as a reduction to additional paid-in capital.

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

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings. During 2023, the Company commenced a plan designed to improve the Company’s liquidity by enhancing revenue economics and reducing selling, general, and administrative expenses. The plan seeks to achieve these goals by increasing gross profit through product optimization, integration of SemaConnect, Blink UK/EB and Blue Corner acquisitions, and reduction of operating expenses through cost avoidance and cost cutting strategies. There can be no assurances that these strategies will be achieved.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Euro, Indian Rupee, and Pound Sterling. Assets and liabilities are translated based on the exchange rates at the balance sheet date (1.0796 for the Euro, 0.1199 for the Indian Rupee and 1.2627 for the Pound Sterling, as of March 31, 2024. Expense accounts are translated at the weighted average exchange rate for the period (1.0806 for the Euro, 0.0120 for the Indian Rupee and 1.2638 for the Pound Sterling, during the three months ended March 31, 2024 and 1.0741 for the Euro, 0.0122 for the Indian Rupee, and 1.2206 for the Pound Sterling for the three months ended March 31, 2023). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive (loss) income. Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. Transaction (losses) gains attributable to foreign exchange were ($30) and 1,807 during the three months ended March 31, 2024 and 2023, respectively.

ASSETS HELD FOR SALE

The Company initially measures an asset that is classified as held for sale at the lower of its carrying amount or fair value less costs to sell. The Company assesses the fair value of an asset less costs to sell each reporting period that it remains classified as held for sale, and reports any subsequent changes as an adjustment to the carrying amount of the asset. Assets are not depreciated or amortized while they are classified as held for sale.

Office Building

During the three months ended March 31, 2024, the Company commenced plans to sell an office building in Miami Beach, Florida containing approximately 10,000-square feet of office space. The asset is included within property and equipment on the condensed consolidated balance sheet as of March 31, 2024. The asset’s carrying value was $3,675 and $3,692 as of March 31, 2024 and December 31, 2023, respectively.

Underperforming Subsidiary

During the first quarter of 2024, the Company’s Board of Directors approved a plan for the sale of underperforming assets of a subsidiary. On April 30, 2024, the Company entered into an agreement to sell  installed and inventory charging units and the associated agreements with existing customers, hosts, and drivers. This transaction is expected to close during the second quarter of 2024. As a result of the approved plan and sale agreement, the Company recorded an estimated loss of $564 from the pending transaction for the three months ended March 31, 2024, which is included in operating expenses on the accompanying condensed consolidated statement of operations for the three months ended March 31, 2024. The Company elected not to present this underperforming subsidiary as discontinued operations because it is not material to the Company’s condensed consolidated financial statements.

REVENUE RECOGNITION

The Company recognizes revenue primarily from four different types of contracts:

●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Network fees and other – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Other – Other revenues primarily is comprised of revenues generated from alternative fuel credits.

The following table summarizes revenue recognized in the condensed consolidated statements of operations:

	For The Three Months Ended
	March 31,
	2024	2023
Revenues - Recognized at a Point in Time
Product sales	$27,508	$16,389
Charging service revenue - company-owned charging stations	5,027	2,885
Other	335	72
Total Revenues - Recognized at a Point in Time	32,870	19,346

Revenues - Recognized Over a Period of Time:
Network and other fees	3,018	2,021
Total Revenues - Recognized Over a Period of Time	3,018	2,021

Revenues- Other
Car-sharing services	1,097	252
Grant and rebate	583	49
Total Revenues - Other	1,680	301

Total Revenue	$37,568	$21,668

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION - CONTINUED

The following table summarizes our revenue recognized in the condensed consolidated statements of operations by geographical area:

	For The Three Months Ended
	March 31,
	2024	2023
Revenues by Geographical Area
U.S.A	$27,976	$13,175
International	9,592	8,493
Total Revenue	$37,568	$21,668

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

As of March 31, 2024, the Company had $27,966 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the consolidated balance sheets as of March 31, 2024. The Company expects to satisfy $14,430 of its remaining performance obligations for network fees, warranty revenue, product sales, and other and recognize the revenue within the next twelve months.

The Company has elected to apply the practical expedient to expense costs to obtain contracts at the time the liability is incurred when the expected amortization period is one year or less.

During the three months ended March 31, 2024, the Company recognized $1,042 revenues related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2023. During the three months ended March 31, 2024, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants, rebates and alternative fuel credits, which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over the useful life of the charging station. During the three months ended March 31, 2024 and 2023, the Company recorded $583 and $49, respectively, related to grant and rebate revenue. During the three months ended March 31, 2024 and 2023, the Company recognized $44 and $51, respectively, of revenue related to alternative fuel credits.

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

The Company expects to derive significant future benefits from its equipment following the end of the rental term. The Company’s equipment is typically rented for the majority of the time that the Company owns it. The Company recognizes revenue over the contractual period of performance of the subscription which are short term in nature. During the three months ended March 31, 2024 and 2023, the Company recognized $1,097 and $252, respectively, related to car-sharing services revenue.

CONCENTRATIONS

During the three months ended March 31, 2024, sales to a significant customer represented 14% of total revenue. During the three months ended March 31, 2023, sales to a significant customer represented 13% of total revenue. During the three months ended March 31, 2024 and 2023, the Company made purchases from a significant supplier that represented 10% and 16% of total purchases, respectively. During the three months ended March 31, 2024, the Company made purchases from another significant supplier that represented 10% of total purchases.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three Months Ended March 31,
	2024	2023
Warrants	1,150,152	1,169,031
Unvested restricted common stock	387,569	-
Options	971,671	1,084,580
Total potentially dilutive shares	2,509,392	2,253,611

3. NOTES PAYABLE

SEMACONNECT- NOTES PAYABLE

During the three months ended March 31, 2024, the Company repaid the remaining principal balance of $31,354 due under this note as well as paid $1,139 of accrued interest.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

4. STOCKHOLDERS’ EQUITY

AT-THE-MARKET OFFERING

During the three months ended March 31, 2024, the Company sold an aggregate of 8,177,472 shares of common stock aggregate gross proceeds of $25,651, less issuance costs of $581, for net proceeds of $25,070.

COMMON STOCK

During the three months ended March 31, 2024, the Company issued an aggregate of 837 shares of common stock for services to an employee with an issuance date fair value of $2.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three months ended March 31, 2024 and 2023 of $917 and $7,775, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of March 31, 2024, there was $3,228 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.3 years.

During the three months ended March 31, 2024, the Company granted an aggregate of 141,275 shares of restricted stock with an aggregate grant date fair value of $467 which will be recognized ratably over the vesting terms. The restricted stock have vesting dates ranging from April 15, 2024 to April 15, 2026.

5. RELATED PARTY TRANSACTIONS

See Note 8 – Commitments and Contingencies – Purchase Commitments for disclosure of a commitment made to a related party.

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. The Company owns 40% of the Entity while the other three parties own 60% of the Entity. Subsequently, two of the three other parties exited the joint venture, and the remaining other party acquired the ownership of the exiting parties. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which operates in the electric vehicle market in Greece. The obligation to fund the future operations of the Entity is limited to the Company’s 40% ownership. During the three months ended March 31, 2024 and 2023, the Company did not recognized any sales to Hellas. As of March 31, 2024 and December 31, 2023, the Company had a payable of approximately $174 and $114, respectively, to Hellas. In addition, the Company has provided working capital of $279 and $177 as of March 31, 2024 and December 31, 2023 respectively, in Hellas. The Company has written off this working capital contribution, since Company’s proportion of Hellas’s net losses exceeds the working capital contribution.

The Company determined that the Entity is a variable interest entity; however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through March 31, 2024, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the three months ended March 31, 2024 and 2023.

BLINK CHARGING UK LIMITED

As of March 31, 2024, several close family members of a senior management employee of the Company are providing services to Electric Blue Limited. For the three months ended March 31, 2024, these related parties have collectively provided services worth $82 to Electric Blue Limited.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

6. LEASES

OPERATING LEASES

Total operating lease expenses for the three months ended March 31, 2024 and 2023 were $788 and $493, respectively, and were recorded in other operating expenses on the condensed consolidated statements of operations. Operating lease expenses consist of rent expense, common area maintenance adjustments and other expenses.

As of March 31, 2024, the Company did not have additional operating and financing leases that have not yet commenced. As of March 31, 2024, the Company had $177 of right-of-use assets that were classified as financing leases for vehicles associated with the operations of Blink Mobility and are included as a component of property and equipment on the condensed consolidated balance sheet as of March 31, 2024.

During the three months ended March 31, 2024 and 2023, the Company recorded $10 and $10, respectively, of interest expense related to finance leases, which were recorded within interest expense on the condensed consolidated statements of operations. During the three months ended March 31, 2024 and 2023, the Company recorded amortization expense of $48 and $169, respectively, related to finance leases.

Supplemental cash flows information related to leases was as follows:

	For The Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$339	$346
Financing cash flows from finance leases	$169	$92

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$375	$1,209
Finance leases	$53	$-

Weighted Average Remaining Lease Term
Operating leases	2.72	3.45
Financing leases	2.27	2.00

Weighted Average Discount Rate
Operating leases	7.3%	5.5%
Finance leases	6.3%	6.2%

Future minimum payments under non-cancellable leases as of March 31, 2024 were as follows:

For the Years Ending December 31,	Operating Lease	Finance Lease
2024	$5,091	$497
2025	3,249	41
2026	1,779	41
2027	1,160	35
2028	659	18
Thereafter	1,207	-
Total future minimum lease payments	13,145	632
Less: imputed interest	(2,637)	(73)
Total	$10,508	$559

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

7. FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Risk-free interest rate	5.03%	4.64%
Contractual term (years)	1.00	1.00
Expected volatility	88%	77%
Expected dividend yield	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

2024
Consideration payable
Beginning balance as of January 1,	$18,118
Change in fair value of consideration payable	1,700
Ending balance as of March 31,	$19,818

Warrant Liability
Beginning balance as of January 1	$32
Change in fair value of warrant liability	2
Ending balance as of March 31,	$34

The common stock consideration payable is recorded at fair value of $19,818 and $18,118 as of March 31, 2024 and December 31, 2023, respectively, and is included within consideration payable on the condensed consolidated balance sheets. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the common stock consideration payable on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the common stock consideration liability.

Assets and liabilities measured at fair value on a recurring basis are as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$26	$-	$26
Total assets	$-	$26	$-	$26

Liabilities:
Option liability	$293	$-	$-	$293
Warrant liability	-	-	34	34
Common stock liability	775	-	-	775
Consideration payable	19,818	-	-	19,818
Total liabilities	$20,886	$-	$34	$20,920

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$32	$-	$32
Total assets	$-	$32	$-	$32

Liabilities:
Option liability	$293	$-	$-	$293
Warrant liability	-	-	32	32
Common stock liability	743	-	-	743
Consideration payable	18,118	-	-	18,118
Total liabilities	$19,154	$-	$32	$19,186

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

8. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

As of March 31, 2024, the Company had purchase commitments of approximately $20,540, which will become payable upon the suppliers’ delivery of the charging stations and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12-24 months.

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

The Company believes it has recorded adequate provisions for any such lawsuits, investigations, claims, and proceedings as of March 31, 2024, and the Company believes it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the condensed consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. However, future events or circumstances, currently unknown to management, may potentially have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting period.

On August 24, 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s former Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). On September 1, 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages (the “Vittoria Lawsuit”). On October 1, 2020, the court consolidated the Vittoria Lawsuit with the Bush Lawsuit and on December 21, 2020 the court appointed Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs. The Co-Lead Plaintiffs filed an Amended Complaint on February 19, 2021. The Amended Complaint alleges, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Networks and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Amended Complaint does not quantify damages but seeks to recover damages on behalf of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020. On April 20, 2021, Blink and the other defendants filed a motion to dismiss the Amended Complaint. On November 27, 2023, the court dismissed Co-Lead Plaintiffs’ claims relating to the size of Blink’s charging network and denied the remainder of the motion to dismiss. Following a mediation on April 3, 2024, the parties agreed to the terms of a settlement, which will be subject to final documentation and court approval. The terms of the settlement are confidential, but will be made public when the parties file a motion in the court seeking preliminary approval. The Company expects the settlement amount, less any remaining retention at the time of payment, which is estimated to be less than $100, will be covered by the Company’s insurance.

On September 15, 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserts that the Director defendants caused Blink to make the statements that are at issue in the securities class action and, as a result, the Company will incur costs defending against the consolidated Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserts claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he seeks damages sustained by the Company as a result of the defendants’ breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. The parties agreed to temporarily stay the Klein Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. On June 17, 2022, the court substituted the executrix of Klein’s estate as the plaintiff. The Company has not recorded an accrual related to this matter as of March 31, 2024 as it determined that any such loss contingency was either not probable or estimable.

On December 23, 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants sued in the Klein Lawsuit and asserting similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). On February 17, 2021, the parties agreed to consolidate the Klein and Bhatia actions, which the court consolidated under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The parties also agreed to keep in place the temporary stay. The court subsequently vacated the consolidation order and explained the parties should first file a motion to transfer, which the parties have done. On June 22, 2022, the court re-consolidated the Klein and Bhatia actions and reinstated the temporary stay. The Company wholly and completely disputes the allegations therein. The Company has retained legal counsel to defend the action vigorously. The Company has not recorded an accrual related to this matter as of March 31, 2024, as it determined that any such loss contingency was either not probable or estimable.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

8. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION, DISPUTES AND SETTLEMENTS – CONTINUED

On February 7, 2022, another shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in the Eighth Judicial District Court in Clark County, Nevada, seeking to pursue claims belonging to the Company against six of Blink’s directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The complaint filed in the McCauley Lawsuit asserts similar allegations to the Klein Lawsuit relating to the statements at issue in the securities class action and asserts claims for breach of fiduciary duty and unjust enrichment. The McCauley Lawsuit seeks both injunctive and monetary relief from the individual defendants, as well as an award of attorneys’ fees and costs. On March 29, 2022, the Nevada court approved the parties’ stipulation to temporarily stay the McCauley Lawsuit until there is a ruling on the motion to dismiss filed in the consolidated Bush Lawsuit. The Company has not recorded an accrual related to this matter as of March 31, 2024, as it determined that any such loss contingency was either not probable or estimable.

WARRANTY

The Company estimates an approximate cost of $700 to repair deployed chargers, which the Company owns as of March 31, 2024.

9. SUBSEQUENT EVENTS

ENVOY-NOTES PAYABLE

Subsequent to March 31, 2024, the Company repaid $6,824 of its notes payable related to the Envoy transaction which includes principal and accrued interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” or the “Company”) as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 should be read in conjunction with our condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and under a similar item in subsequent periodic reports, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

As of March 31, 2024, we sold or deployed 94,476 chargers, of which 77,157 were in the Blink Networks (244 Level 1 publicly accessible commercial chargers, 34,532 Level 2 publicly accessible commercial chargers, 5,478 Level 2 private commercial chargers, 903 DC Fast Charging EV publicly accessible chargers, 35 DC Fast Charging EV private chargers, 10,424 residential Level 1 Blink EV chargers, and 4,309 residential Level 2 Blink EV chargers, inclusive of 21,232 chargers pending to be commissioned). Included in the Blink Networks are 5,832 chargers owned by us. The remaining 17,319 were non-networked, on other networks or international sales or deployments (792 Level 2 commercial chargers, 16 DC Fast Charging chargers, 12,224 residential Level 2 Blink EV chargers, 2,819 sold to other U.S. networks and 1,468 sold internationally). The charger units noted above are net of swap-out or replacement units.

As reflected in our condensed consolidated financial statements as of March 31, 2024, we had cash and cash equivalents of $93,458, working capital of $130,506 and an accumulated deficit of $554,896. During the three months ended March 31, 2024, we incurred a net loss of $17,173. We have not yet achieved profitability.

Recent Developments

At-the-Market Offering

On September 2, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, as our sales agents (collectively, the “Agents”) to conduct an at-the-market (“ATM”) equity offering program, pursuant to which we may publicly issue and sell from time to time shares of our common stock having an aggregate offering price of up to $250,000 through the Agents. We are using the net proceeds from the sale of our shares of common stock under the ATM equity offering program to supplement our operating cash flows in order to fund our EV charging station deployments and other growth plans. We are also using a portion of the net proceeds we receive for working capital and other corporate purposes. The amounts and timing of our use of the net proceeds will depend on a number of factors, such as the timing and progress of our EV charging station deployment efforts, the timing and progress of any partnering and collaboration efforts, and technological advances. Under the Sales Agreement, the Agents are entitled to an aggregate fixed commission of up to 3% of the gross proceeds from shares sold and we have provided the Agents with customary indemnification rights.

On November 16, 2023, we entered into an Amendment to the Sales Agreement, effective as of November 2, 2023 (the “Amendment”), with the Agents. The Amendment revised the term “Registration Statement,” as used in the Sales Agreement, to our new shelf registration statement on Form S-3, as amended (File No. 333-275123), and revised the term “Prospectus Supplement,” as used in the Sales Agreement, to our prospectus supplement dated November 2, 2023, relating to the ATM equity offering program contemplated by the Sales Agreement.

During the year ended December 31, 2023, the Company sold 30,914,695 shares of its common stock pursuant to the ATM program for gross proceeds of approximately $116,651 and net proceeds of approximately $114,317 after deducting offering expenses.

During the three months ended March 31, 2024, the Company sold 8,177,472 shares of its common stock pursuant to the ATM program for gross proceeds of approximately $25,651 and net proceeds of approximately $25,070 after deducting offering expenses. As of March 31, 2024, 39,650,888 shares had been sold pursuant to the ATM program, representing gross proceeds of approximately $149,999.

Product and Service Offerings

We offer a variety of EV charging products and services to Property Partners and EV drivers.

EV Charging Solutions

▪	Level 2. We offer a wide range of Level 2 (AC) EV charging equipment, ideal for commercial and residential use, with the North American standard J1772 connector, the North American Charging Standard (NACS) connector, and the Type 2 connector compatible with electric vehicles in Europe and across Latin America.

▪	Our commercial Level 2 chargers consist of the EQ, HQ, MQ, and IQ 200 families and the Series 4, 6, 7, and 8 families, which are available in pedestal, wall mount, and pole mount configurations. The MQ and IQ 200, along with the Series 6, 7, and 8 chargers offer an optional cable management system. Additionally, we offer three residential Level 2 chargers for the Americas: the wall-mounted HQ 200, Series 4, and a smart charging cable, the PQ 150, designed for European markets. Our commercial and residential chargers (except the non-networked HQ 150) can connect to the Blink Networks or a local network. Level 2 charging stations typically provide a full charge in two to eight hours. Level 2 chargers are ideally suited for low-cost installations and frequently used parking locations, such as workplaces, multifamily residential, retail, hospitality, and mixed-use, parking garages, municipalities, colleges/schools, hospitals and airports.

▪	International Products. We offer Level 2 AC and DC products for the rapidly expanding international markets targeted at the residential, workplace, retail, parking garages, leasing companies, hospitality, and other locations. These products are available with the Type 2, GBT, and CCS 2 connectors and include the PQ 150, Series 3 (an ideal product for the 2/3-wheeled vehicles), and the EQ 200.

▪	Mobile Charger. We offer the HQ 200-M Level 2 charger for the mobile/emergency charging market which requires a portable charger to be used for roadside or other use cases where a connection to the electricity grid is not available.

▪	DCFC. We offer a complete line of DC Fast Charging equipment (“DCFC”) that ranges from 30kW to 360kW, supports the ‘CHAdeMo’, CCS1, and NACS connectors, and typically provide an 80% charge in less than 30 minutes. Installation of DCFC stations and grid requirements are typically greater than Level 2 charging stations and are ideally suited for transportation hubs and locations between travel destinations. These include the Series 9 30kW DC Fast Charger that works ideally for the fleet and auto dealership segments and is available in wall and pedestal mount configurations, the Blink 30kW DC Fast Charger that boasts a small footprint providing up to 100 amps of output, and the Blink 60kW – 360kW DC Fast Charger that provides from 140 to 500 amps of power.

▪	Blink Network. The Blink Network is a cloud-based platform that manages our network of EV chargers around the world for remote monitoring, management, payment processing, customer support, and other features required for operating the Blink Networks of EV charging locations.

▪	Blink Charging Mobile App. We offer Blink Charging Mobile Apps (iOS and Android) that provide EV drivers control by giving them improved search capabilities which allows them to search for nearby amenities, as well as chargers by zip-codes, city, business, category, or address, and expanded keyword search. The app also includes payment functionality, eliminating the need for a credit card.

▪	Fleet Management. We offer Fleet Management applications, targeted at commercial, municipal, and federal fleets for planning, managing, and optimizing their departure schedules and energy costs. Our Fleet Management applications can be used as stand-alone tools or integrated into existing fleet management solutions, which allows Blink to be a flexible and value-added solution within existing software stacks.

Key Factors Affecting Operating Results

We believe our performance and future success depend on several factors, including those discussed below:

Competition - The EV charging equipment and service market is highly competitive, and we expect the market to become increasingly competitive as new entrants enter this growing market. Our products and services compete on product performance and features, the total cost of ownership, origin of manufacturing, sales capabilities, financial stability, brand recognition, product reliability, and the installed base’s size. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. If our market share decreases due to increased competition, our revenue and ability to generate profits in the future may be impacted.

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

Results of Operations

Three Months Ended March 31, 2024 Compared With Three Months Ended March 31, 2023

	For The Three Months Ended
	March 31,
	2024	2023	Difference $	Difference %

Revenues:
Product sales	$27,508	$16,389	$11,119	68%
Charging service revenue - company-owned charging stations	5,027	2,885	2,142	74%
Network fees	2,065	1,628	437	27%
Warranty	953	393	560	142%
Grant and rebate	583	49	534	1090%
Car-sharing services	1,097	252	845	335%
Other	335	72	263	365%

Total Revenues	37,568	21,668	15,900	73%

Cost of Revenues:
Cost of product sales	16,602	11,731	4,871	42%
Cost of charging services - company-owned charging stations	705	887	(182)	-21%
Host provider fees	3,042	1,647	1,395	85%
Network costs	589	437	152	35%
Warranty and repairs and maintenance	605	948	(343)	-36%
Car-sharing services	862	637	225	35%
Depreciation and amortization	1,744	838	906	108%

Total Cost of Revenues	24,149	17,125	7,024	41%

Gross Profit	13,419	4,543	8,876	195%

Operating Expenses:
Compensation	14,957	22,709	(7,752)	-34%
General and administrative expenses	7,777	8,478	(701)	-8%
Other operating expenses	6,438	4,195	2,243	53%
Change in fair value of consideration payable	1,700	-	1,700	100%

Total Operating Expenses	30,872	35,382	(4,510)	-13%

Loss From Operations	(17,453)	(30,839)	13,386	-43%

Other Income:
Interest expense	(427)	(617)	190	-31%
Foreign transaction (loss) gain	(30)	1,807	(1,837)	-102%
Change in fair value of derivative and other accrued liabilities	2	10	(8)	-80%
Dividend and interest income	763	50	713	1426%

Total Other Income	308	1,250	(942)	-75%

Loss Before Income Taxes	$(17,145)	$(29,589)	$12,444	-42%

Provision for income taxes	(28)	(212)	184	-87%

Net Loss	$(17,173)	$(29,801)	$12,628	-42%

Revenues

Total revenue for the three months ended March 31, 2024 increased by $15,900, or 73%, to $37,568 compared to $21,668 during the three months ended March 31, 2023.

Revenue from product sales was $27,508 for the three months ended March 31, 2024 as compared to $16,389 during the three months ended March 31, 2023, an increase of $11,119, or 68%. This increase was attributable to increased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2023.

Charging service revenue from Company-owned charging stations was $5,027 for the three months ended March 31, 2024 as compared to $2,885 for the three months ended March 31, 2023, an increase of $2,142, or 74%. The increase is due to the increase in utilization of chargers and an increased number of chargers on the Blink Networks.

Network fee revenues were $2,065 for the three months ended March 31, 2024 as compared to $1,628 for the three months ended March 31, 2023, an increase of $437, or 27%. The increase was attributable to increases in host owned units as well as billings and invoicing to Property Partners during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Warranty revenues were $953 for the three months ended March 31, 2024 as compared to $393 for the three months ended March 31, 2023, an increase of $560, or 142%. The increase was primarily attributable to an increase in warranty contracts sold for the three months March 31, 2024 as compared to the three months March 31, 2023.

Grant and rebate revenues were $583 during the three months ended March 31, 2024 as compared to $49 during the three months ended March 31, 2023, a increase of $534, or 1,090%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The increase in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the three months March 31, 2024 and 2023.

Car-sharing services revenues were $1,097 during the three months ended March 31, 2024 as compared to $252 during the three months ended March 31, 2023, an increase of $845, or 335%. These revenues are derived from car-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020. Also contributing to the increase in revenues for the three months ended March 31, 2024 are revenues of $869 from Envoy, which was acquired in April 2023.

Other revenue increased by $263 or 365% to $335 for the three months ended March 31, 2024 as compared to $72 for the three months ended March 31, 2023. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the three months March 31, 2024 compared to the same period in 2023. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended March 31, 2024 were $24,149 as compared to $17,125 for the three months ended March 31, 2023, an increase of $7,024 or 41%.

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

Cost of product sales increased by $4,871, or 42%, from $11,731 for the three months ended March 31, 2023 as compared to $16,602 for the three months ended March 31, 2024. The increase was primarily due to the increase in product sales of commercial chargers, DC fast chargers and home residential chargers during the three months ended March 31, 2024 compared to the same period in 2023.

Cost of charging services-company-owned charging stations (electricity reimbursements) decreased by $182, or 21%, to $705 for the three months ended March 31, 2024 as compared to $887 for the three months ended March 31, 2023. The decrease in 2024 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $1,395, or 85%, to $3,042 during the three months ended March 31, 2024 as compared to $1,647 during the three months ended March 31, 2023. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements.

Network costs increased by $152 or 35%, to $589 during the three months ended March 31, 2024 as compared to $437 during the three months ended March 31, 2023. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system compared to the same period in 2023.

Warranty and repairs and maintenance costs decreased by $343, or 36%, to $605 during the three months ended March 31, 2024 from $948 during the three months ended March 31, 2023. The decrease in 2024 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases in the prior year.

Cost of car-sharing services was $862 during the three months ended March 31, 2024 as compared to $637 during the 2023 period. The increase was due to an increase in vehicles used in this operation during the period. These costs are from car-sharing subscription services through a program with the City of Los Angeles, which was associated with the acquisition of BlueLA in September 2020. Also contributing to the increase in costs for these services during the three months ended March 31, 2024 is $814 from Envoy, which was acquired in April 2023.

Depreciation and amortization expense increased by $906, or 108%, to $1,744 for the three months ended March 31, 2024 as compared to $838 for the three months ended March 31, 2023. The increase in depreciation expense was attributable to an increase in the number of EV charging stations and vehicles associated with the ride-share services.

Operating Expenses

Compensation expense decreased by $7,752, or 34%, to $14,957 (consisting of approximately $14.0 million of cash compensation and benefits and approximately $0.9 million of non-cash compensation) for the three months ended March 31, 2024. Compensation expense was $22,709 (consisting of approximately $7.8 million of cash compensation and benefits and approximately $14.9 million of non-cash compensation) for the three months ended March 31, 2023. The decrease in compensation expense for the three months ended March 31, 2024 compared to the same period in 2023 was primarily related to decreases in personnel and compensation in executive, marketing, sales and operations departments as a result of the synergies realized as a result of the integration of the acquisitions from 2022. The decrease in compensation expense for the three months ended March 31, 2024 compared to the same period in 2023 was partially offset due to compensation expense of $520 in conjunction with the acquisition of Envoy in April 2023.

General and administrative expenses decreased by $701, or 8%, to $7,777 for the three months ended March 31, 2024 as compared to $8,478 for the three months ended March 31, 2023. The decrease was primarily attributable to decreases in external consulting, software licensing and investor/public relations expenditures of $1,054 partially offset by increases in accounting, legal, and other professional service expenditures of $1,171. Further, general and administrative expenses decreased due to a decrease in amortization expense of $706.

Other operating expenses increased by $2,243 or 53%, to $6,438 for the three months ended March 31, 2024 from $4,195 for the three months ended March 31, 2023. The increase was primarily attributable to increases in software and website expenses, rent, hardware and software development costs and property/use tax expenditures of $1,421. Further, decreases in travel expenses of $222, partially offset the increase in other operating expenses for three months ended March 31, 2024 compared to the same period in 2023. Also contributing to the increase in other operating expenses were operating expenditures of $542 related to the acquisition of Envoy in April 2023.

The Company recorded a loss on change in fair value of consideration payable related to the Envoy acquisition of $1,700 in the 2024 period due to the change in the inputs to the probability-weighted discounted cash flow model. There was no such amount recognized in the 2023 period.

Other Income

We recorded other income of $308 during the three months ended March 31, 2024 as compared to other income of $1,250 for the three months ended March 31, 2023. The change was primarily due a loss on foreign exchange of $30 in the 2024 period as compared to a gain on foreign exchange of $1,807 in the 2023 period. This was partially offset by an increase in dividend and interest income of $713 as compared to the 2023 period.

Net Loss

Our net loss for the three months ended March 31, 2024 decreased by $12,628, or 42%, to $17,173 as compared to $29,801 for the three months ended March 31, 2023. The decrease was primarily attributable to an decrease in operating expenses, and an increase in gross profit.

Total Comprehensive Loss

Our total comprehensive loss for the three months ended March 31, 2024 was $18,410 whereas our total comprehensive loss for the three months ended March 31, 2023 was $30,651.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2024	December 31, 2023
	(unaudited)

Cash and Cash Equivalents	$93,458	$121,691

Working Capital	$130,506	$152,033

Debt	$6,792	$38,108

During the three months ended March 31, 2024, we financed our activities from proceeds derived from equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the three months ended March 31, 2024 and 2023, we used cash of $21,476 and $24,177, respectively, in operations. Our cash use for the three months ended March 31, 2024 was primarily attributable to our net loss of $17,173 adjusted for net non-cash expenses in the aggregate amount of $7,737, plus $12,040 of net cash used in changes in the levels of operating assets and liabilities. Our cash use for the three months ended March 31, 2023 was primarily attributable to our net loss of $29,801, adjusted for net non-cash expenses in the aggregate amount of $11,915, and $6,291 of cash used to fund changes in the levels of operating assets and liabilities.

During the three months ended March 31, 2024, net cash used in investing activities was $2,830 which was used to purchase charging stations and other fixed assets. During the three months ended March 31, 2023, net cash used in investing activities was $2,215, of which $1,665 was used to purchase charging stations and other fixed assets and $550 related to the capitalization of certain engineering costs.

During the three months ended March 31, 2024, cash used in financing activities was $6,703, of which, $31,354 was used to pay down notes payable, $169 was used to pay down our liability in connection with a finance lease and $250 was used to pay down our liability in connection with internal use software, partially offset by $25,070 provided by offering proceeds related to the sale of common stock. During the three months ended March 31, 2023, cash provided by financing activities was $95,360, of which, $94,766 was provided by offering proceeds related to the sale of common stock, $835 was provided by the exercise of options and warrants, offset by $92 used to pay down our liability in connection with a finance lease and $149 used to pay down our liability in connection with internal use software.

As of March 31, 2024, we had cash and cash equivalents, working capital and an accumulated deficit of $93,458, $130,506 and $554,896, respectively. During the three months ended March 31, 2024, we had a net loss of $17,173.

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

Contractual Obligations and Commitments

We entered into purchase commitments that include purchase orders and agreements in the normal course of business with contract manufacturers, parts manufacturers, vendors for research and development services and outsourced services. As of March 31, 2024, we had purchase commitment of approximately $20,540, which will become payable upon the suppliers’ delivery of the charging stations, services and other related items. The purchase commitments were made primarily for future sales, deployments of charging stations, inventory management planning and other related items, all of which are expected to be received during the next 12-24 months.

Further, we have operating and finance lease obligations over the next five years of approximately $11,067. These operating lease obligations are primarily related to corporate office space, warehousing, and parking spaces related to our car-sharing services.

Critical Accounting Estimates

The preparation of financial statements and related disclosures are in conformity with U.S. GAAP. These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expense during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that we make these estimates and judgments. To the extent that there are material differences between these estimates and actual results, our financial results will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described below.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

Management has identified certain critical accounting estimates which are outlined below. In addition, there are other items within our financial statements that require estimation but are not deemed critical, as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Our significant accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, in our financial statements included elsewhere in this Quarterly Report.

Business Combination

We follow the acquisition method of accounting to record identifiable assets acquired and liabilities assumed recognized in connection with acquired businesses at their estimated fair value as of the date of acquisition. Identifiable intangible assets from business combinations are recognized at their estimated fair values as of the date of acquisition and consist of customer relationships, developed technology and trade names. Determination of the estimated fair value of identifiable intangible assets requires judgment. The fair value of intangible assets is estimated using the relief from royalty method for the acquired developed technology and trade names and the multi-period excess earnings method for the acquired customer relationships. The fair value of non-compete agreements is estimated using the discounted cash flow approach. All of these fair value methods are income-based valuation approaches, which require judgment to estimate appropriate discount rates, royalty rates related to the developed technology and trade name intangible assets, revenue growth attributable to the intangible assets and remaining useful lives.

Consideration payable liability is estimated using a Monte Carlo simulation model to determine the probability of achieving certain milestones. In order to perform the fair value calculations the following estimates are considered: probability of an public offering and discount rates. The fair value for consideration payable is reviewed each quarter after the original valuation to determine if revised estimates are necessary.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess the recoverability of its long-lived assets by monitoring current selling prices of car charging units in the open market, the adoption rate of various auto manufacturers in the EV market and projected car charging utilization at various public car charging stations throughout its network in determining fair value. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Fair value is determined using various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as necessary.

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

The Company determines fair value through multiple valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals and weights the results accordingly. The Company is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances and accounts receivable balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances as of March 31, 2024. As our foreign operations expand, our results may be more materially impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2023, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting”.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, management continued to commit resources to the  remediation of the material weaknesses reported in the Company’s Form 10-K for the fiscal year ended December 31, 2023. Furthermore, management continued to commit resources to the ongoing evaluation of the internal control over financial reporting of its previously exempted subsidiary, Envoy, which was acquired in April 2023.

Except for the above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For a description of our legal proceedings, see Note 8 – Commitments and Contingencies – Litigation, Disputes, and Settlements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

The Farkas Group, Inc., a Florida corporation whose principal is a former Company officer, filed a demand for arbitration with JAMS on March 29, 2024, alleging that the Company owes it commissions under a 2009 commission agreement. The Company denies that any commissions are owed. While the outcome of this matter cannot be determined at this time, it is not currently expected to have a material adverse impact on our business.

ITEM 1A.	RISK FACTORS.

In addition to the information set forth under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2023, and under a similar item in subsequent periodic reports, the information set forth at the beginning of Management’s Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information,” and updates noted below, you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We have a history of annual and quarterly net losses which may continue and which may negatively impact our ability to achieve our business objectives.

We have experienced annual and quarterly net losses which may continue and which may negatively impact our ability to achieve our business objectives. We incurred a net loss of approximately $17.1 million for the three months ended March 31, 2024. As of March 31, 2024, we had net working capital of approximately $131 million and an accumulated deficit of approximately $555 million. We have not yet achieved profitability.

If our revenues grow slower than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability on an annual or quarterly basis in the future and our financial condition could suffer. We can give no assurance that we will ever achieve profitable operations. Even if we achieve profitability in the future, we may not be able to sustain it in subsequent periods. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. We may need to borrow additional funds or sell our debt or equity securities, or some combination of both, to provide funding for our operations in the future. Such additional funding may not be available on commercially reasonable terms, or at all.

ITEM 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Number	Exhibit Description

3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
31.1	Rule 13a-14(a) or 15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) or 15d-14(a) Certification of Principal Financial Officer				X
32.1*	Section 1350 Certification of Principal Executive Officer				X
32.2*	Section 1350 Certification of Principal Financial Officer				X
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2024 and 2023; (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2024; (v) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2023; (vi) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023; and (vii) Notes to Unaudited Condensed Consolidated Financial Statements.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).				X

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2024	BLINK CHARGING CO.

	By:	/s/ Brendan S. Jones
Brendan S. Jones
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

