Form 10-Q
period 2024-06-30
Blink Charging Co.
filed 2024-08-09
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 5, 2024, the registrant had 101,151,449 shares of common stock outstanding.

BLINK CHARGING CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	June 30,	December 31,
	2024	2023

Assets
Current Assets:
Cash and cash equivalents	$73,885	$121,691
Accounts receivable, net	49,609	45,447
Inventory, net	44,454	47,942
Prepaid expenses and other current assets	5,227	6,654

Total Current Assets	173,175	221,734
Restricted cash	75	79
Property and equipment, net	40,317	35,127
Operating lease right-of-use asset	8,185	9,731
Intangible assets, net	13,001	16,298
Goodwill	144,881	144,881
Other assets	638	669

Total Assets	$380,272	$428,519

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$29,623	$31,193
Accrued expenses and other current liabilities	12,745	14,143
Notes payable	265	6,792
Current portion of operating lease liabilities	3,311	3,448
Current portion of financing lease liabilities	238	512
Current portion of deferred revenue	15,192	13,613

Total Current Liabilities	61,374	69,701
Consideration payable	20,565	49,434
Operating lease liabilities, non-current portion	5,993	7,025
Financing lease liabilities, non-current portion	115	163
Other liabilities	337	337
Deferred revenue, non-current portion	13,515	12,462

Total Liabilities	101,899	139,122

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 101,067,207 and 92,818,233 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	101	93
Additional paid-in capital	857,400	829,563
Accumulated other comprehensive loss	(4,173)	(2,536)
Accumulated deficit	(574,955)	(537,723)

Total Stockholders’ Equity	278,373	289,397

Total Liabilities and Stockholders’ Equity	$380,272	$428,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

(unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues:
Product sales	$23,582	$24,587	$51,090	$40,976
Charging service revenue - company-owned charging stations	4,936	4,367	9,963	7,252
Network fees	1,907	1,667	3,972	3,295
Warranty	1,340	921	2,293	1,314
Grant and rebate	52	188	635	237
Car-sharing services	1,202	957	2,299	1,209
Other	243	155	578	227

Total Revenues	33,262	32,842	70,830	54,510

Cost of Revenues:
Cost of product sales	14,241	13,159	30,843	24,890
Cost of charging services - company-owned charging stations	495	743	1,200	1,630
Host provider fees	3,282	2,239	6,324	3,886
Network costs	650	495	1,239	932
Warranty and repairs and maintenance	981	1,415	1,586	2,363
Car-sharing services	1,284	1,594	2,146	2,231
Depreciation and amortization	1,616	906	3,360	1,744

Total Cost of Revenues	22,549	20,551	46,698	37,676

Gross Profit	10,713	12,291	24,132	16,834

Operating Expenses:
Compensation	17,654	37,990	32,611	60,699
General and administrative expenses	8,003	10,475	15,810	17,146
Other operating expenses	4,958	4,916	11,396	9,111
Change in fair value of consideration payable	747	-	2,447	-

Total Operating Expenses	31,362	53,381	62,264	86,956

Loss From Operations	(20,649)	(41,090)	(38,132)	(70,122)

Other Income (Expense):
Interest expense	(46)	(786)	(473)	(1,403)
Change in fair value of derivative and other accrued liabilities	(17)	-	(15)	10
Dividend and interest income	817	600	1,580	650

Total Other Income (Expense)	754	(186)	1,092	(743)

Loss Before Income Taxes	$(19,895)	$(41,276)	$(37,040)	$(70,865)

Provision for income taxes	(164)	(206)	(192)	(418)

Net Loss	$(20,059)	$(41,482)	$(37,232)	$(71,283)

Net Loss Per Share:
Basic	$(0.20)	$(0.67)	$(0.37)	$(1.20)
Diluted	$(0.20)	$(0.67)	$(0.37)	$(1.20)

Weighted Average Number of Common Shares Outstanding:
Basic	101,009,593	61,882,330	100,456,032	59,176,129
Diluted	101,009,593	61,882,330	100,456,032	59,176,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net Loss	$(20,059)	$(41,482)	$(37,232)	$(71,283)
Other Comprehensive Income (Loss):
Cumulative translation adjustments	(400)	1,145	(1,637)	295

Total Comprehensive Loss	$(20,459)	$(40,337)	$(38,869)	$(70,988)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024

(in thousands, except for share amounts)

(unaudited)

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2024	92,818,233	$93	$829,563	$(2,536)	$(537,723)	$289,397

Common stock issued in public offering, net of issuance costs [1]	8,177,472	8	25,062	-	-	25,070

Stock-based compensation	837	-	681	-	-	681

Other comprehensive loss	-	-	-	(1,237)	-	(1,237)

Net loss	-	-	-	-	(17,173)	(17,173)

Balance - March 31, 2024	100,996,542	$101	$855,306	$(3,773)	$(554,896)	$296,738

Stock-based compensation	-	-	1,269	-	-	1,269

Common stock issuance, net	70,665	-	825	-	-	825

Other comprehensive loss	-	-	-	(400)	-	(400)

Net loss	-	-	-	-	(20,059)	(20,059)

Balance - June 30, 2024	101,067,207	$101	$857,400	$(4,173)	$(574,955)	$278,373

[1]	Includes gross proceeds of $25,651, less issuance costs of $581.

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

BLINK CHARGING CO.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For The Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(37,232)	$(71,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,579	6,825
Non-cash lease expense	2,438	833
Change in fair value of contingent consideration	-	41
Loss on disposal of fixed assets	39	33
Change in fair value of derivative and other accrued liabilities	(15)	10
Change in fair value of consideration payable	2,447	-
Provision for slow moving and obsolete inventory	822	65
Provision for credit losses	903	1,318
Stock-based compensation	1,950	19,439
Changes in operating assets and liabilities:
Accounts receivable	(6,990)	(20,630)
Inventory	2,239	(11,855)
Prepaid expenses and other current assets	1,349	(1,073)
Other assets	26	898
Accounts payable and accrued expenses	(1,099)	7,379
Other liabilities	-	(258)
Lease liabilities	(2,052)	(2,232)
Deferred revenue	2,861	5,450

Total Adjustments	11,497	6,243

Net Cash Used In Operating Activities	(25,735)	(65,040)

Cash Flows From Investing Activities:
Purchase consideration of Envoy, net of cash acquired	-	(4,660)
Capitalization of engineering costs	(155)	(526)
Purchases of property and equipment	(8,584)	(5,647)

Net Cash Used In Investing Activities	(8,739)	(10,833)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering, net [1]	25,070	113,254
Repayment of note payable	(37,881)	-
Proceeds from exercise of options and warrants	-	835
Repayment of financing liability in connection with finance lease	(375)	(1,443)
Payment of financing liability in connection with internal use software	(286)	(220)

Net Cash (Used In) Provided By Financing Activities	(13,472)	112,426

Effect of Exchange Rate Changes on Cash and Cash Equivalents	136	1,354

Net (Decrease) Increase In Cash and Cash Equivalents and Restricted Cash	(47,810)	37,907

Cash and Cash Equivalents and Restricted Cash - Beginning of Period	121,770	36,633

Cash and Cash Equivalents and Restricted Cash - End of Period	$73,960	$74,540

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$73,885	$74,464
Restricted cash	75	76
	$73,960	$74,540

[1]	Includes gross proceeds of $25,651, less issuance costs of $581.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Condensed Consolidated Statements of Cash Flows — Continued

(in thousands)

(unaudited)

	For The Six Months Ended
	June 30,
	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,436	$-
Income taxes	$233	$-
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$653	$4,765
Property and equipment obtained in exchange for finance lease obligations	$53	$2,798
Intangible assets obtained in exchange for financing liability	$-	$122
Note receivable applied to purchase consideration of Envoy	$-	$(1,321)
Common stock issuance, net	$825	$-
Transfer of inventory to property and equipment	$130	$1,241

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2024 and for the three and six months then ended. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2023 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 18, 2024 as part of the Company’s Annual Report on Form 10-K (the “Annual Report”).

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2023, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

LIQUIDITY

As of June 30, 2024, the Company had cash and cash equivalents of $73,885 and working capital of $111,801. During the three and six months ended June 30, 2024, the Company incurred a net loss of $20,059 and $37,232, respectively. During the six months ended June 30, 2024, the Company used cash in operating activities of $25,735.

During the six months ended June 30, 2024, the Company sold an aggregate of 8,177,472 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $25,651, less issuance costs of $581. See Note 10 – Stockholders’ Equity.

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

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings. The Company is executing its plan designed to improve the Company’s liquidity by enhancing revenue economics, increasing gross profit through product optimization, integration of acquisitions and reduction of operating expenses through cost avoidance and cost cutting strategies. There can be no assurances that these strategies will be achieved.

INVENTORY

As of June 30, 2024, the Company’s inventory was comprised $31,932 of finished goods that were available for sale and $12,522 of raw material and work in process. As of December 31, 2023, the Company’s inventory was comprised of $33,902 of finished goods that were available for sale and $14,040 of raw material and work in process.

FOREIGN CURRENCY TRANSLATION

Transaction (losses) gains attributable to foreign exchange were $(15) and $(45) during the three and six months ended June 30, 2024, respectively. Transaction (losses) gains attributable to foreign exchange were $(1,026) and $781 during the three and six months ended June 30, 2023, respectively. Transaction gains and losses attributable to foreign exchange are included within general and administrative expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023.

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

Office Space

During the first quarter of 2024, the Company commenced plans to sell its approximately 10,000 square feet of office space in Miami Beach, Florida. The asset is included within property and equipment on the condensed consolidated balance sheet as of June 30, 2024. The asset’s carrying value was $3,675 and $3,692 as of June 30, 2024, and December 31, 2023, respectively.

Underperforming Subsidiary

During the first quarter of 2024, the Company’s Board of Directors approved a plan to sell a subsidiary’s underperforming assets. On April 30, 2024, the Company entered into an agreement to sell the subsidiary’s installed and inventory charging units and the associated agreements with existing customers, hosts, and drivers. This transaction was completed and funded on July 3, 2024. As a result, the Company recorded an estimated loss of $119 and $683 for the three and six months ended June 30, 2024, respectively, which is included in operating expenses on the accompanying condensed consolidated statements of operations. The Company elected not to present this underperforming subsidiary as discontinued operations because it is immaterial to the Company’s condensed consolidated financial statements.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION

The Company recognizes revenue primarily from the following:

●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Network fees and warranty – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Car-sharing services – Relates to revenues attributable to a car-sharing services which provides customers the ability to rent electric vehicles through a subscription service.
●	Grant and rebate – Relates to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station.
●	Other – Other revenues are primarily comprised of revenues generated from alternative fuel credits.

The following table summarizes revenue recognized in the condensed consolidated statements of operations:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues - Recognized at a Point in Time
Product sales	$23,582	$24,587	$51,090	$40,976
Charging service revenue - company-owned charging stations	4,936	4,367	9,963	7,252
Other	243	155	578	227
Total Revenues - Recognized at a Point in Time	28,761	29,109	61,631	48,455

Revenues - Recognized Over a Period of Time:
Network fees	1,907	1,667	3,972	3,295
Warranty	1,340	921	2,293	1,314
Total Revenues - Recognized Over a Period of Time	3,247	2,588	6,265	4,609

Revenues- Other
Car-sharing services	1,202	957	2,299	1,209
Grant and rebate	52	188	635	237
Total Revenues - Other	1,254	1,145	2,934	1,446

Total Revenue	$33,262	$32,842	$70,830	$54,510

The following table summarizes our revenue recognized in the condensed consolidated statements of operations by geographical area:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues by Geographical Area
U.S.A	$24,127	$24,435	$51,820	$37,610
International	9,135	8,407	19,010	16,900
Total Revenue	$33,262	$32,842	$70,830	$54,510

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

As of June 30, 2024, the Company had $28,707 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheets as of June 30, 2024. The Company expects to satisfy $15,192 of its remaining performance obligations for network fees, warranty revenue, product sales, and other and recognize the revenue within the next twelve months.

The Company has elected to apply the practical expedient to expense costs to obtain contracts at the time the liability is incurred when the expected amortization period is one year or less.

During the three and six months ended June 30, 2024, the Company recognized $2,624 and $5,072 of revenues, respectively, related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2023. During the three and six months ended June 30, 2024, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods as specified by ASC 606-10-50-12A.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION – CONTINUED

Grants, rebates and alternative fuel credits, which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the three months ended June 30, 2024 and 2023, the Company recorded $52 and $188, respectively, related to grant and rebate revenue. During the six months ended June 30, 2024 and 2023, the Company recorded $635 and $237, respectively, related to grant and rebate revenue. During the three months ended June 30, 2024 and 2023, the Company recognized $31 and $52 respectively, of revenue related to alternative fuel credits. During the six months ended June 30, 2024 and 2023, the Company recognized $75 and $103, respectively, of revenue related to alternative fuel credits.

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

The Company expects to derive significant future benefits from its equipment following the end of the rental term. The Company’s equipment is typically rented for the majority of the time that the Company owns it. The Company recognizes revenue over the contractual period of performance of the subscription which are short term in nature. During the three months ended June 30, 2024 and 2023, the Company recognized $1,202 and $957, respectively, related to car-sharing services revenue. During the six months ended June 30, 2024 and 2023, the Company recognized $2,299 and $1,209, respectively, related to car-sharing services revenue.

CONCENTRATIONS

During the three months ended June 30, 2024 and 2023, sales to a significant customer represented 16% and less than 10% of total revenue, respectively. During the three months ended June 30, 2024 and 2023, sales to another significant customer represented 12% and 0% of total revenue, respectively. During the three months ended June 30, 2024 and 2023, the Company made purchases from a significant supplier that represented 21% and 14% of total purchases, respectively.

During the six months ended June 30, 2024 and 2023, the Company made purchases from a significant supplier that represented 18% and 13% of total purchases, respectively. As of June 30, 2024, accounts receivable from a significant customer represented 10% of total accounts receivable. As of June 30, 2024, accounts payable to two significant vendors represented 19% and 12% of total accounts payable. As of December 31, 2023, accounts payable to two significant vendors were approximately 16% and 10% of total accounts payable.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three and Six Months Ended
	June 30,
	2024	2023
Warrants	1,150,152	1,150,152
Options	908,162	946,685
Total potentially dilutive shares	2,058,314	2,096,837

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

3. NOTES PAYABLE

SEMACONNECT - NOTES PAYABLE

During the six months ended June 30, 2024, the Company repaid the remaining principal balance of $31,354 due under its SemaConnect acquisition promissory note, together with an additional $1,139 of accrued interest.

ENVOY - NOTES PAYABLE

During the six months ended June 30, 2024, the Company repaid the remaining principal balance of $6,527 due under this note as well as paid $297 of accrued interest.

4. STOCKHOLDERS’ EQUITY

AT-THE-MARKET OFFERING

During the six months ended June 30, 2024, the Company sold an aggregate of 8,177,472 shares of common stock aggregate gross proceeds of $25,651, less issuance costs of $581, for net proceeds of $25,070.

COMMON STOCK

During the six months ended June 30, 2024, the Company issued an aggregate of 837 shares of common stock for services to an employee with an issuance date fair value of $2 and will be recognized ratably over the vesting term. On the grant date 279 shares vested immediately, 279 shares vested on April 1, 2024, and the remaining 279 shares will vest on April 1, 2025. Expenses related to this award are included within compensation expense on the condensed consolidated statements of operations.

During the six months ended June 30, 2024, the Company issued an aggregate of 70,665 shares of common stock upon vesting of restricted stock units to employees for services with an aggregate grant date fair value of $825. Expenses related to this award were included within compensation expense on the condensed consolidated statements of operations.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three months and six months ended June 30, 2024, $1,033 and $1,950 respectively, which is included within compensation expense on the condensed consolidated statements of operations. The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three and six months ended June 30, 2023 of $7,775 and $19,439, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of June 30, 2024, there was $3,542 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.2 years.

During the six months ended June 30, 2024, the Company granted an aggregate of 758,549 shares of restricted stock with an aggregate grant date fair value of $2,133 which will be recognized ratably over the vesting terms. The restricted stock has vesting dates ranging from April 15, 2024 to June 30, 2027. Expenses related to this award are included within compensation expense on the condensed consolidated statements of operations.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

5. RELATED PARTY TRANSACTIONS

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. The Company owns 40% of the Entity, while the other three parties own 60%. Subsequently, two of the three other parties exited the joint venture, and the remaining other party acquired the ownership of the exiting parties. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which operates in the electric vehicle market in Greece. The obligation to fund the Entity’s future operations is limited to the Company’s 40% ownership. During the three and six months ended June 30, 2024, the Company recognized sales of $182 to Hellas. No sales to Hellas were recognized during the three and six months ended June 30, 2023. In addition, the Company had accounts receivable of $183 and $0 as of June 30, 2024, and December 31, 2023. In addition, as of June 30, 2024, and December 31, 2023, the Company had a payable of approximately $164 and $114, respectively, to Hellas. Furthermore, the Company has provided working capital of $148 and $0 for the six months ended June 30, 2024 and 2023, respectively, to Hellas. The Company has written off this working capital contribution, since the Company’s proportion of Hellas’s net losses exceeds the working capital contribution.

The Company determined that the Entity is a variable interest entity; however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through June 30, 2024, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the three and six months ended June 30, 2024 and 2023.

BLINK CHARGING UK LIMITED

As of June 30, 2024, several close family members of a senior management employee are providing services to Blink Charging UK Limited. For the three and six months ended June 30, 2024, these related parties collectively provided services worth $35 and $117, respectively, to Blink Charging UK Limited. For the three and six months ended June 30, 2023, these related parties have collectively provided services worth $39 and $125, respectively, to Blink Charging UK Limited. These expenses are included within general and administrative expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

6. LEASES

OPERATING LEASES

Total operating lease expenses for the three and six months ended June 30, 2024 were $347 and $1,135, respectively, and for the three and six months ended June 30, 2023 were $655 and $1,149, respectively, which were recorded in other operating expenses on the condensed consolidated statements of operations. Operating lease expenses consist of rent expense, common area maintenance adjustments and other expenses.

As of June 30, 2024, the Company did not have additional operating and financing leases that have not yet commenced. As of June 30, 2024, the Company had $168 of right-of-use assets that were classified as financing leases for vehicles associated with the operations of Blink Mobility and are included as a component of property and equipment on the condensed consolidated balance sheet as of June 30, 2024. As of December 31, 2023, the Company had $697 of right-of-use assets that were classified as financing leases for vehicles associated with Blink Mobility’s operations and are included as a property and equipment component on the consolidated balance sheet as of December 31, 2023.

During the three and six months ended June 30, 2024, the Company recorded $13 and $23, respectively, of interest expense related to finance leases, which were recorded within interest expense on the condensed consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recorded $106 and $116, respectively, of interest expense related to finance leases.

During the three and six months ended June 30, 2024 the Company recorded amortization expense of $489 and $536 respectively, related to finance leases. During the three and six months ended June 30, 2023, the Company recorded amortization expense of $353 and $522 related to finance leases. These expenses were included within depreciation and amortization expense on the condensed consolidated statements of operations for the three and six months June 30, 2024 and 2023.

Supplemental cash flows information related to leases was as follows:

	For The Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,052	$2,232
Financing cash flows from finance leases	$375	$1,443

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$653	$4,765
Finance leases	$53	$2,798

Weighted Average Remaining Lease Term
Operating leases	2.65	3.21
Financing leases	2.78	1.99

Weighted Average Discount Rate
Operating leases	7.2%	7.1%
Finance leases	6.3%	6.7%

Future minimum payments under non-cancellable leases as of June 30, 2024 were as follows:

For the Years Ending December 31,	Operating Lease	Finance Lease
2024	$4,399	$393
2025	2,979	41
2026	1,673	41
2027	1,042	34
2028	742	10
Thereafter	1,014	-
Total future minimum lease payments	11,849	519
Less: imputed interest	(2,545)	(166)
Total	$9,304	$353

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

7. FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Risk-free interest rate	5.09%	5.40%	5.03%-5.09%	4.64%-5.40%
Contractual term (years)	1.00	1.00	1.00	1.00
Expected volatility	90%	71%	88%-90%	71%-77%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant and consideration payable liabilities that are measured at fair value on a recurring basis:

2024
Consideration payable
Beginning balance as of January 1,	$18,118
Change in fair value of consideration payable	2,447
Ending balance as of June 30,	$20,565

Warrant Liability
Beginning balance as of January 1	$32
Change in fair value of warrant liability	(23)
Ending balance as of June 30,	$9

The common stock consideration payable is recorded at fair value of $20,565 and $18,118 as of June 30, 2024 and December 31, 2023, respectively, and is included within consideration payable on the condensed consolidated balance sheets. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the common stock consideration payable on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the common stock consideration liability.

Assets and liabilities measured at fair value on a recurring basis are as follows:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$15	$-	$15
Total assets	$-	$15	$-	$15

Liabilities:
Warrant liability	$-	$-	$9	$9
Common stock consideration payable	-	-	20,565	20,565
Total liabilities	$-	$-	$20,574	$20,574

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$32	$-	$32
Total assets	$-	$32	$-	$32

Liabilities:
Option liability	$293	$-	$-	$293
Warrant liability	-	-	32	32
Common stock liability	743	-	-	743
Common stock consideration payable	-	-	18,118	18,118
Total liabilities	$1,036	$-	$18,150	$19,186

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

8. COMMITMENTS AND CONTINGENCIES

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

The Company believes it has recorded adequate provisions for any such lawsuits, investigations, claims, and proceedings as of June 30, 2024, and the Company believes it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the condensed consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. However, future events or circumstances, currently unknown to management, may potentially have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting period.

In August 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s former Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). In September 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages. Following consolidation of the two actions and the court appointing Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs, the Co-Lead Plaintiffs filed an Amended Complaint in February 2021. The Amended Complaint alleged, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network and asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In April 2021, Blink and the other defendants filed a motion to dismiss the Amended Complaint. In November 2023, the court dismissed Co-Lead Plaintiffs’ claims relating to the size of Blink’s charging network and denied the remainder of the motion to dismiss. Following a mediation in April 2024, the parties agreed to the terms of a settlement, which is subject to final court approval. As part of the settlement, the Defendants agreed to pay $3,750 (inclusive of attorneys’ fees and administrative costs) in exchange for the dismissal with prejudice of all claims. On July 2, 2024, Co-Lead Plaintiffs filed an unopposed motion for preliminary approval of the settlement. On July 9, 2024, the court (i) granted the motion, (ii) certified a settlement class, for settlement purposes only, of investors who purchased or otherwise acquired Blink’s common stock between March 6, 2020 and August 19, 2020, (iii) preliminarily approved the settlement, and (iv) set a final settlement hearing for October 23, 2024. The full settlement amount has been paid by the Company’s Directors’ and Officers’ insurance policies.

In September 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserted that the Director defendants caused Blink to make the statements at issue in the securities class action and, as a result, the Company incurred costs defending against the Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserted claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he sought damages sustained by the Company as a result of the defendants’ alleged breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. In December 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants in the Klein Lawsuit and asserted similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). In June 2022, the court consolidated the Klein and Bhatia actions under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The action remains stayed pending the final approval of the settlement in the Bush Lawsuit. The Company wholly and completely disputes the allegations. The Company has retained legal counsel to defend the action vigorously. The Company has not recorded an accrual related to this matter as of June 30, 2024, as it determined that any such loss contingency was either not probable or estimable.

In February 2022, a shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in Clark County, Nevada seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The McCauley Lawsuit asserted similar claims and sought similar damages as the Klein Lawsuit. The action remains stayed pending the final approval of the settlement in the Bush Lawsuit. The Company wholly and completely disputes the allegations. The Company has retained legal counsel to defend the action vigorously. The Company has not recorded an accrual related to this matter as of June 30, 2024, as it determined that any such loss contingency was either not probable or estimable.

REPAIRS AND MAINTENANCE- COMPANY OWNED CHARGERS

The Company estimates an approximate cost of $106 and $600 to repair deployed chargers, which the Company owned as of June 30, 2024 and December 31, 2023, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” or the “Company”) as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and under a similar item in subsequent periodic reports, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

Overview

We are a leading manufacturer, owner, operator and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the continuously growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its Blink EV charging network (the “Blink Networks”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”) and other EV-related services. The Blink Networks is a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Networks provide property owners, managers, parking companies, state and municipal entities, and other types of commercial customers, (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Networks also provide EV drivers with vital station information, including station location, availability and fees.

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

●	In our Blink-owned turnkey business model, we incur the charging equipment and installation costs. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Networks. In this model, which favors recurring revenues, we incur most costs associated with the EV charging stations; thus, we retain substantially all EV charging revenues after deducting network connectivity and processing fees. Our agreement with the Property Partner typically lasts seven years with extensions that can bring the term to 21 years.

●	In our Blink-owned hybrid business model, we incur the charging equipment costs while the Property Partner incurs the installation costs. We own and operate the EV charging station and provide connectivity to the Blink Networks. In this model, since the Property Partner incurs the installation, we share a more generous portion of the EV charging revenues with the Property Partner after deducting Blink Network connectivity and processing fees. Our agreement with the Property Partner lasts five years with extensions that can bring the term to 15 years.

●	In our host-owned business model, the Property Partner purchases, owns and operates the Blink EV charging station and incurs the installation costs. We work with the Property Partner by providing site recommendations, connectivity to the Blink Networks, payment processing, and optional maintenance services. In this model, the Property Partner retains and keeps all the EV charging revenues after deducting Blink Network connectivity and processing fees.

●	In our Blink-as-a-Service model, we own and operate the EV charging station, while the Property Partner incurs the installation costs. The Property Partner pays us a fixed monthly fee for the service and keeps all the EV charging revenues after deducting Blink network connectivity and processing fees. Typically, our agreement with the Property owner typically lasts five years.

We also own and operate an EV car-sharing program through our wholly owned subsidiary, Envoy Mobility. Inc. This program allows customers to share EVs through subscription services and charge those cars through our charging stations.

In pursuit of our commitment to fostering the widespread adoption of EVs through the establishment and management of EV charging infrastructure globally we remain steadfast in our dedication to mitigating climate change. This dedication is evidenced by our efforts to diminish greenhouse gas emissions stemming from gasoline-powered vehicles. To be a leader in the build-out of EV charging infrastructure and maximize our share of the EV charging market, we have established strategic commercial, municipal, and retail partnerships across industry verticals and encompassing numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal sites, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations.

We have agreements with significant customers, including the United States Postal Service (USPS), Mack Trucks, McArthurGlen, BluePoint, Mike Albert Fleet Solutions, Royal Farms, John Henry General Store, Moberly Motor Company, Arcos Dorados (McDonald’s Puerto Rico), AAA, Allegiant Stadium (Las Vegas), Village of Tuckahoe (NY), Miami Beach (FL), Metropolitan Government of Nashville-Davidson County, and Salt Lake City International Airport, Mitsubishi, Cushman & Wakefield, Triple J, Q-Park, Best Buy, UBS, Bosch Mexico, Porsche Puerto Rico and Guatemala, Veris Residential, Greystar, Cambium, and the cities of Atlanta (GA), Rockford (IL), Newton (IA), and Winslow (NJ), Leeds (UK) that expand our potential for unit sales and deployments.

As of June 30, 2024, we contracted, sold, or deployed 98,261 chargers, of which 78,105 were on Blink networks (comprised of 57,722 Level 2 commercial chargers, 1,103 DC commercial chargers, 669 residential chargers, and 18,611 chargers pending to be commissioned). Included on Blink networks are 6,094 chargers owned by us. The remaining 20,156 were non-networked, on other networks or international sales or deployments (comprised of 3,441 Level 2 commercial chargers, 59 DC Fast Charging chargers, 12,235 residential Level 2 Blink EV chargers, 2,767 sold for use on other U.S. networks and 1,654 sold internationally). Blink networked chargers include public and private chargers, as designated by stations owners, and are net of swap-outs, replacement units, and decommissioned units.  Certain commercial chargers include chargers installed in residential settings for commercial purposes. All chargers, including at all international Blink locations, are categorized based on U.S. Department of Energy guidelines.

As reflected in our condensed consolidated financial statements as of June 30, 2024, we had cash and cash equivalents of $73,885, working capital of $111,801 and an accumulated deficit of $574,955. During the three and six months ended June 30, 2024, we incurred net losses of $20,059 and $37,232, respectively. During the six months ended June 30, 2024 and 2023, we used cash in operations of $25,735 and $65,040, respectively. We have not yet achieved profitability.

Recent Developments

At-the-Market Offering

On September 2, 2022, we entered into a Sales Agreement (the “Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, as our sales agents (collectively, the “Agents”) to conduct an at-the-market (“ATM”) equity offering program, pursuant to which we may publicly issue and sell from time to time shares of our common stock having an aggregate offering price of up to $250,000 through the Agents. We use the net proceeds from the sale of our shares of common stock under the ATM equity offering program to supplement our operating cash flows to fund our EV charging station deployments and other growth plans. We also use some of the net proceeds we receive for working capital and other corporate purposes. The amounts and timing of our use of the net proceeds will depend on a number of factors, such as the timing and progress of our EV charging station deployment efforts, the timing and progress of any partnering and collaboration efforts, and technological advances. Under the Sales Agreement, the Agents are entitled to an aggregate fixed commission of up to 3% of the gross proceeds from sales. We provided the Agents with customary indemnification rights.

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

During the six months ended June 30, 2024, the Company sold 8,177,472 shares of its common stock pursuant to the ATM program for gross proceeds of approximately $25,651 and net proceeds of approximately $25,070 after deducting offering expenses. As of June 30, 2024, 39,650,888 shares have been sold pursuant to the ATM program, representing gross proceeds of approximately $149,999.

Product and Service Offerings

We offer a variety of EV charging products and services to Property Partners and EV drivers.

EV Charging Solutions

●	Level 2. We offer a wide range of Level 2 (AC) EV charging equipment, ideal for commercial and residential use, with the North American standard J1772 connector, the North American Charging Standard (NACS) connector, and the Type 2 connector compatible with electric vehicles in Europe and across Latin America.

●	Our commercial Level 2 chargers consist of the EQ, HQ, MQ, and IQ 200 families and the Series 4, 6, 7, and 8 families, which are available in pedestal, wall mount, and pole mount configurations. The MQ and IQ 200, along with the Series 6, 7, and 8 chargers offer an optional cable management system. Additionally, we offer three residential Level 2 chargers for the Americas: the wall-mounted HQ 200, Series 4, and a smart charging cable, the PQ 150, designed for European markets. Our commercial and residential chargers (except the non-networked HQ 150) can connect to the Blink Networks or a local network. Level 2 charging stations typically provide a full charge in two to eight hours. Level 2 chargers are ideally suited for low-cost installations and frequently used parking locations, such as workplaces, multifamily residential, retail, hospitality, and mixed-use, parking garages, municipalities, colleges/schools, hospitals and airports.

●	International Products. We offer Level 2 AC and DC products for the rapidly expanding international markets targeted at the residential, workplace, retail, parking garages, leasing companies, hospitality, and other locations. These products are available with the Type 2, GBT, and CCS 2 connectors and include the PQ 150, Series 3 (an ideal product for the 2/3-wheeled vehicles), and the EQ 200.

●	Mobile Charger. We offer the HQ 200-M Level 2 charger for the mobile/emergency charging market which requires a portable charger for roadside or other use cases where a connection to the electricity grid is unavailable.

●	DCFC. We offer a complete line of DC Fast Charging equipment (“DCFC”) that ranges from 30kW to 360kW, supports the ‘CHAdeMo’, CCS1, and NACS connectors, and typically provides an 80% charge in less than 30 minutes. Installation of DCFC stations and grid requirements are typically greater than Level 2 charging stations and are ideally suited for transportation hubs and locations between travel destinations. These include the Series 9 30kW DC Fast Charger that works ideally for the fleet and auto dealership segments and is available in wall and pedestal mount configurations, the Blink 30kW DC Fast Charger that boasts a small footprint providing up to 100 amps of output, and the Blink 60kW – 360kW DC Fast Charger that provides from 140 to 500 amps of power.

●	Blink Network. The Blink Network is a cloud-based platform that manages our network of EV chargers worldwide for remote monitoring, management, payment processing, customer support, and other features required for operating the Blink Networks of EV charging locations.

●	Blink Charging Mobile App. We offer Blink Charging Mobile Apps (iOS and Android) that provide EV drivers control by giving them improved search capabilities which allows them to search for nearby amenities, as well as chargers by zip-codes, city, business, category, or address, and expanded keyword search. The app also includes payment functionality, eliminating the need for a credit card.

●	Fleet Management. We offer Fleet Management applications, targeting commercial, municipal, and federal fleets for planning, managing, and optimizing their departure schedules and energy costs. Our Fleet Management applications can be used as standalone tools or integrated into existing fleet management solutions, which allows Blink to be a flexible and value-added solution within existing software stacks.

Key Factors Affecting Operating Results

We believe our performance and future success depend on several factors, including those discussed below:

Competition - The EV charging equipment and service market is highly competitive, and we expect the market to become increasingly competitive as new entrants enter this growing market. Our products and services compete on product performance and features, the total cost of ownership, origin of manufacturing, sales capabilities, financial stability, brand recognition, product reliability, and the installed base’s size. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. If our market share decreases due to increased competition, its revenue and ability to generate profits in the future may be negatively impacted.

Growth - Our growth is highly dependent on the adoption by consumers of EVs, and we are subject to the risk of reduced demand for EVs. The market for alternative fuel vehicles is still relatively new, rapidly evolving, and characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, and specifically EVs, include perceptions about EV quality, safety (in particular with respect to battery chemistries), design, performance and cost; the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use; improvements in the fuel economy of the internal combustion engine; consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive; the environmental consciousness of consumers; volatility in the cost of oil and gasoline; consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries and the impact of international conflicts; government regulations and economic incentives promoting fuel efficiency and alternate forms of energy; access to charging stations, standardization of EV charging systems and consumers’ perceptions about convenience and cost to charge an EV; and the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of non-polluting vehicles. If the market for EVs does not gain broad market acceptance or develops slower than we expect, our business, prospects, financial condition, and operating results may be adversely affected.

Regulations - Our business is subject to various federal, state, and international laws and regulations, including those with respect to government incentives promoting fuel efficiency and alternate forms of energy, electric vehicles, and others. These laws and regulations, and the interpretation or application of these laws and regulations, could change. Any reduction, elimination, or discriminatory application of government subsidies and economic incentives because of policy changes, fiscal tightening, or other reasons may result in diminished revenues from government sources and reduced demand for our products. In addition, new laws or regulations affecting our business could be enacted. These laws and regulations are frequently costly to comply with and may divert a significant portion of management’s attention. Changes to these applicable laws or regulations could affect business and/or harm our customers, adversely affecting our business, financial condition, and results of operations.

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

Results of Operations

Three and Six Months Ended June 30, 2024 Compared With Three and Six Months Ended June 30, 2023

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,		3 Months		6 Months
	2024	2023	2024	2023	Difference $	Difference %	Difference $	Difference %

Revenues:
Product sales	$23,582	$24,587	$51,090	$40,976	$(1,005)	-4%	$10,114	25%
Charging service revenue - company-owned charging stations	4,936	4,367	9,963	7,252	569	13%	2,711	37%
Network fees	1,907	1,667	3,972	3,295	240	14%	677	21%
Warranty	1,340	921	2,293	1,314	419	45%	979	75%
Grant and rebate	52	188	635	237	(136)	-72%	398	168%
Car-sharing services	1,202	957	2,299	1,209	245	26%	1,090	90%
Other	243	155	578	227	88	57%	351	155%

Total Revenues	33,262	32,842	70,830	54,510	420	1%	16,320	30%

Cost of Revenues:
Cost of product sales	14,241	13,159	30,843	24,890	1,082	8%	5,953	24%
Cost of charging services - company-owned charging stations	495	743	1,200	1,630	(248)	-33%	(430)	-26%
Host provider fees	3,282	2,239	6,324	3,886	1,043	47%	2,438	63%
Network costs	650	495	1,239	932	155	31%	307	33%
Warranty and repairs and maintenance	981	1,415	1,586	2,363	(434)	-31%	(777)	-33%
Car-sharing services	1,284	1,594	2,146	2,231	(310)	-19%	(85)	-4%
Depreciation and amortization	1,616	906	3,360	1,744	710	78%	1,616	93%
	-		-
Total Cost of Revenues	22,549	20,551	46,698	37,676	1,998	10%	9,022	24%

Gross Profit	10,713	12,291	24,132	16,834	(1,578)	-13%	7,298	43%

Operating Expenses:
Compensation	17,654	37,990	32,611	60,699	(20,336)	-54%	(28,088)	-46%
General and administrative expenses	8,003	10,475	15,810	17,146	(2,472)	-24%	(1,336)	-8%
Other operating expenses	4,958	4,916	11,396	9,111	42	1%	2,285	25%
Change in fair value of consideration payable	747	-	2,447	-	747	0%	2,447	0%

Total Operating Expenses	31,362	53,381	62,264	86,956	(22,019)	-41%	(24,692)	-28%

Loss From Operations	(20,649)	(41,090)	(38,132)	(70,122)	20,441	-50%	31,990	-46%

Other Income (Expense):
Interest expense	(46)	(786)	(473)	(1,403)	740	-94%	930	-66%
Change in fair value of derivative and other accrued liabilities	(17)	-	(15)	10	(17)	0%	(25)	-250%
Dividend and interest income	817	600	1,580	650	217	36%	930	143%
Total Other Income (Expense)	754	(186)	1,092	(743)	940	-505%	1,835	-247%

Loss Before Income Taxes	$(19,895)	$(41,276)	$(37,040)	$(70,865)	$21,381	-52%	$33,825	-48%

Provision for income taxes	(164)	(206)	(192)	(418)	42	-20%	226	-54%

Net Loss	$(20,059)	$(41,482)	$(37,232)	$(71,283)	$21,423	-52%	$34,051	-48%

Three Months Ended June 30, 2024 Compared With Three Months Ended June 30, 2023

Revenues

Total revenue for the three months ended June 30, 2024 increased by $420, or 1%, to $33,262 compared to $32,842 during the three months ended June 30, 2023.

Revenue from product sales was $23,582 for the three months ended June 30, 2024 as compared to $24,587 during the three months ended June 30, 2023, a decrease of $1,005, or 4%. This decrease was attributable to decreased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2023.

Charging service revenue from Company-owned charging stations was $4,936 for the three months ended June 30, 2024 as compared to $4,367 for the three months ended June 30, 2023, an increase of $569, or 13%. The increase is due to the increase in utilization of chargers and an increased number of chargers on the Blink Networks.

Network fee revenues were $1,907 for the three months ended June 30, 2024 as compared to $1,667 for the three months ended June 30, 2023, an increase of $240, or 14%. The increase was attributable to increases in host owned units during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Warranty revenues were $1,340 for the three months ended June 30, 2024 as compared to $921 for the three months ended June 30, 2023, an increase of $419, or 45%. The increase was primarily attributable to an increase in warranty contracts sold for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. As of June 30, 2024, we recorded a liability of $782 which represents the estimated cost of existing backlog of known warranty cases.

Grant and rebate revenues were $52 during the three months ended June 30, 2024 as compared to $188 during the three months ended June 30, 2023, a decrease of $136, or 72%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The decrease in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the three months ended June 30, 2024 and 2023.

Car-sharing services revenues were $1,202 during the three months ended June 30, 2024 as compared to $957 during the three months ended June 30, 2023, an increase of $245, or 26%. These revenues are derived from car-sharing subscription services.

Other revenue increased by $88 or 57% to $243 for the three months ended June 30, 2024 as compared to $155 for the three months ended June 30, 2023. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the three months ended June 30, 2024 compared to the same period in 2023. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended June 30, 2024 were $22,549 as compared to $20,551 for the three months ended June 30, 2023, an increase of $1,998 or 10%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of product sales increased by $1,082, or 8%, from $13,159 for the three months ended June 30, 2023 as compared to $14,241 for the three months ended June 30, 2024. The increase was primarily due to the mix of product sales of commercial chargers, DC fast chargers and home residential chargers during the three months ended June 30, 2024 compared to the same period in 2023.

Cost of charging services-company-owned charging stations (electricity reimbursements) decreased by $248, or 33%, to $495 for the three months ended June 30, 2024 as compared to $743 for the three months ended June 30, 2023. The decrease in 2024 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $1,043, or 47%, to $3,282 during the three months ended June 30, 2024 as compared to $2,239 during the three months ended June 30, 2023. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements.

Network costs increased by $155 or 31%, to $650 during the three months ended June 30, 2024 as compared to $495 during the three months ended June 30, 2023. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system compared to the same period in 2023.

Warranty and repairs and maintenance costs decreased by $434, or 31%, to $981 during the three months ended June 30, 2024 from $1,415 during the three months ended June 30, 2023. The decrease in 2024 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases in the prior year.

Cost of car-sharing services was $1,284 during the three months ended June 30, 2024 as compared to $1,594 during the 2023 period. The decrease was due to a reduction in costs related to vehicles used in this operation during the period.

Depreciation and amortization expense increased by $710, or 78%, to $1,616 for the three months ended June 30, 2024 as compared to $906 for the three months ended June 30, 2023. The increase in depreciation expense was attributable to an increase in the number of EV charging stations and vehicles associated with the ride-share services.

Operating Expenses

Compensation expense decreased by $20,336, or 54%, to $17,654 (consisting of approximately $16,700 of cash compensation and benefits and approximately $1,000 of non-cash compensation) for the three months ended June 30, 2024. Compensation expense was $37,990 (consisting of approximately $26,300 of cash compensation and benefits and approximately $11,700 of non-cash compensation) for the three months ended June 30, 2023. The decrease in compensation expense for the three months ended June 30, 2024 compared to the same period in 2023 was primarily related to decreases in personnel and compensation in executive, marketing, sales and operations departments as a result of cost savings and synergies realized. Also contributing to the decrease was the recording during the three months ended June 30, 2023 of compensation expense for (1) non-cash stock-based compensation of approximately $5,500 related to the accelerated vesting of equity award grants and additional stock-based compensation associated with the resignation of our former Chief Executive Officer pursuant to the terms of his Executive Chairman and CEO Employment Agreement, dated May 28, 2021 (the “Former CEO Employment Agreement”), as set forth in the Separation and General Release Agreement, dated as of June 20, 2023, between our Company and the former Chief Executive Officer; and (2) non-recurring expenses of approximately $11,600, consisting of the non-recurring payment of approximately $6,100 to our former Chief Executive Officer pursuant to the Former CEO Employment Agreement and non-recurring bonus expense of $5,500 related to the achievement of key performance milestones by our Chief Technology Officer under his employment agreement, dated April 12, 2021.

General and administrative expenses decreased by $2,472, or 24%, to $8,003 for the three months ended June 30, 2024 as compared to $10,475 for the three months ended June 30, 2023. The decrease was primarily attributable to decreases in accounting, marketing, recruiting, software licensing, investor/public relations and bad debt expenditures of $1,341 partially offset by increases in legal and external consulting/other professional service expenditures of $676. Further, general and administrative expenses decreased due to a decrease in amortization expense of $1,114.

Other operating expenses increased by $42, or 1%, to $4,958 for the three months ended June 30, 2024 from $4,916 for the three months ended June 30, 2023. The increase was primarily attributable to increases in software and website expenses and property/use tax expenditures of $65. Also contributing to the increase for the three months ended June 30, 2024 compared to the same period was the return of an escrow deposit of $922 which was recorded as a reduction in other operating expenses for the three months ended June 30, 2023. Further, decreases in travel, insurance, rent, hardware and software development costs of $812, partially offset the increase in other operating expenses for three months ended June 30, 2024 compared to the same period in 2023.

The Company recorded a loss on change in fair value of consideration payable related to the Envoy acquisition of $747 in the 2024 period due to the change in the inputs to the probability-weighted discounted cash flow model. There was no such amount recognized in the 2023 period.

Other Income (Expense)

We recorded other income of $754 during the three months ended June 30, 2024 as compared to other expense of $(186) for the three months ended June 30, 2023. The increase in other income was primarily due to an increase of $217 related to dividend and interest income, partially offset by an decrease in interest expense of $740 compared to the 2023 period.

Net Loss

Our net loss for the three months ended June 30, 2024 decreased by $21,423, or 52%, to $20,859 as compared to $41,482 for the three months ended June 30, 2023. The decrease was primarily attributable to an decrease in operating expenses, partially offset by an increase in gross profit.

Total Comprehensive Loss

Our total comprehensive loss for the three months ended June 30, 2024 was $20,459 whereas our total comprehensive loss for the three months ended June 30, 2023 was $40,337.

Six Months Ended June 30, 2024 Compared With Six Months Ended June 30, 2023

Revenues

Total revenue for the six months ended June 30, 2024 increased by $16,320, or 30%, to $70,830 compared to $54,510 during the six months ended June 30, 2023.

Revenue from product sales was $51,090 for the six months ended June 30, 2024 as compared to $40,976 during the six months ended June 30, 2023, an increase of $10,114, or 25%. This increase was attributable to increased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2023.

Charging service revenue from Company-owned charging stations was $9,963 for the six months ended June 30, 2024 as compared to $7,252 for the six months ended June 30, 2023, an increase of $2,711, or 37%. The increase is due to the increase in utilization of chargers and an increased number of chargers on the Blink Networks.

Network fee revenues were $3,972 for the six months ended June 30, 2024 as compared to $3,295 for the six months ended June 30, 2023, an increase of $677, or 21%. The increase was attributable to increases in host owned units during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Warranty revenues were $2,293 for the six months ended June 30, 2024 as compared to $1,314 for the six months ended June 30, 2023, an increase of $979, or 75%. The increase was primarily attributable to an increase in warranty contracts sold for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. As of June 30, 2024, we recorded a liability of $782 which represents the estimated cost of existing backlog of known warranty cases.

Grant and rebate revenues were $635 during the six months ended June 30, 2024 as compared to $237 during the six months ended June 30, 2023, an increase of $398, or 168%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The increase in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the six months ended June 30, 2024 and 2023.

Car-sharing services revenues were $2,299 during the six months ended June 30, 2024 as compared to $1,209 during the six months ended June 30, 2023, an increase of $1,090, or 90%. These revenues are derived from car-sharing subscription services.

Other revenue increased by $351 or 155% to $578 for the six months ended June 30, 2024 as compared to $227 for the six months ended June 30, 2023. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the six months ended June 30, 2024 compared to the same period in 2023. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the six months ended June 30, 2024 were $46,698 as compared to $37,676 for the six months ended June 30, 2023, an increase of $9,022 or 24%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of product sales increased by $5,953, or 24%, from $24,890 for the six months ended June 30, 2023 as compared to $30,843 for the six months ended June 30, 2024. The increase was primarily due to the increase in product sales of commercial chargers, DC fast chargers and home residential chargers during the six months ended June 30, 2024 compared to the same period in 2023.

Cost of charging services-company-owned charging stations (electricity reimbursements) decreased by $430, or 26%, to $1,630 for the six months ended June 30, 2024 as compared to $1,630 for the six months ended June 30, 2023. The decrease in 2024 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $2,438, or 63%, to $6,324 during the six months ended June 30, 2024 as compared to $3,886 during the six months ended June 30, 2023. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements.

Network costs increased by $307 or 33%, to $1,239 during the six months ended June 30, 2024 as compared to $932 during the six months ended June 30, 2023. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system compared to the same period in 2023.

Warranty and repairs and maintenance costs decreased by $777, or 33%, to $1,586 during the six months ended June 30, 2024 from $2,363 during the six months ended June 30, 2023. The decrease in 2024 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases in the prior year.

Cost of car-sharing services was $2,146 during the six months ended June 30, 2024 as compared to $2,231 during the 2023 period. The decrease was due to a reduction in costs related to vehicles used in this operation during the period.

Depreciation and amortization expense increased by $1,616, or 93%, to $3,360 for the six months ended June 30, 2024 as compared to $1,744 for the six months ended June 30, 2023. The increase in depreciation expense was attributable to an increase in the number of EV charging stations and vehicles associated with the ride-share services.

Operating Expenses

Compensation expense decreased by $28,088, or 46%, to $32,611 (consisting of approximately $31,000 of cash compensation and benefits and approximately $2,000 of non-cash compensation) for the six months ended June 30, 2024. Compensation expense was $60,699 (consisting of approximately $41,300 of cash compensation and benefits and approximately $19,400 of non-cash compensation) for the six months ended June 30, 2023. The decrease in compensation expense for the six months ended June 30, 2024 compared to the same period in 2023 was primarily related to decreases in personnel and compensation in executive, marketing, sales and operations departments as a result of cost savings and synergies realized. Also contributing to the decrease was the recording during the six months ended June 30, 2023 of compensation expense for (1) non-cash stock-based compensation of approximately $5,500 related to the accelerated vesting of equity award grants and additional stock-based compensation associated with the resignation of our former Chief Executive Officer pursuant to the terms of his Executive Chairman and CEO Employment Agreement, dated May 28, 2021 (the “Former CEO Employment Agreement”), as set forth in the Separation and General Release Agreement, dated as of June 20, 2023, between our Company and the former Chief Executive Officer; and (2) non-recurring expenses of approximately $11,600, consisting of the non-recurring payment of approximately $6,100 to our former Chief Executive Officer pursuant to the Former CEO Employment Agreement and non-recurring bonus expense of $5,500 related to the achievement of key performance milestones by our Chief Technology Officer under his employment agreement, dated April 12, 2021.

General and administrative expenses decreased by $1,336, or 8%, to $15,810 for the six months ended June 30, 2024 as compared to $17,146 for the six months ended June 30, 2023. The decrease was primarily attributable to decreases in marketing, software licensing, recruiting, investor/public relations and bad debt expenditures of $3,755 partially offset by increases in accounting and legal expenditures of $1,413. Further, general and administrative expenses decreased due to a decrease in amortization expense of $1,808.

Other operating expenses increased by $2,285, or 25%, to $15,765 for the six months ended June 30, 2024 from $9,111 for the six months ended June 30, 2023. The increase was primarily attributable to increases in software and website expenses, hardware and software development costs and property/use tax expenditures of $1,192. Further, decreases in travel, rent and insurance expenses of $859 partially offset the increase in other operating expenses for six months ended June 30, 2024 compared to the same period in 2023.

The Company recorded a loss on change in fair value of consideration payable related to the Envoy acquisition of $2,447 in the 2024 period due to the change in the inputs to the probability-weighted discounted cash flow model. There was no such amount recognized in the 2023 period.

Other Income (Expense)

We recorded other income of $1,092 during the six months ended June 30, 2024 as compared to $(743) for the six months ended June 30, 2023. The increase was primarily due to an increase of $930 related to dividend and interest income, and by an decrease in interest expense of $930 compared to the 2023 period.

Net Loss

Our net loss for the six months ended June 30, 2024 decreased by $34,051 or 48%, to $37,232 as compared to $71,283 for the six months ended June 30, 2023. The decrease was primarily attributable to an decrease in operating expenses, partially offset by an increase in gross profit.

Total Comprehensive Loss

Our total comprehensive loss for the six months ended June 30, 2024 was $38,869 whereas our total comprehensive loss for the six months ended June 30, 2023 was $70,988.

Liquidity and Capital Resources

We measure our liquidity in several ways, including the following:

	June 30, 2024	December 31, 2023
	(unaudited)

Cash and Cash Equivalents	$73,885	$121,691

Working Capital	$111,801	$152,033

Debt	$265	$38,108

During the six months ended June 30, 2024, we financed our activities from proceeds derived from equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the six months ended June 30, 2024 and 2023, we used cash of $25,735 and $65,040, respectively, in operations. Our cash use for the six months ended June 30, 2024 was primarily attributable to our net loss of $37,232, adjusted for net non-cash expenses in the aggregate amount of $15,163, partially offset by $3,666 of net cash provided by changes in the levels of operating assets and liabilities. Our cash use for the six months ended June 30, 2023 was primarily attributable to our net loss of $71,283, adjusted for net non-cash expenses in the aggregate amount of $28,564, partially offset by $22,321 of net cash provided by changes in the levels of operating assets and liabilities.

During the six months ended June 30, 2024, net cash used in investing activities was $8,739, of which, $8,584 was used to purchase charging stations and other fixed assets and $155 related to the capitalization of certain engineering costs. During the six months ended June 30, 2023, net cash used in investing activities was $10,833, of which $5,647 was used to purchase charging stations and other fixed assets, $4,660 was used as cash consideration for Envoy (net of cash acquired) and $526 related to the capitalization of certain engineering costs.

During the six months ended June 30, 2024, cash used in financing activities was $13,472, of which, $37,881 was used to pay down notes payable, $375 was used to pay down our liability in connection with a finance lease and $286 was used to pay down our liability in connection with internal use software, partially offset by $25,070 provided by offering proceeds related to the sale of common stock. During the six months ended June 30, 2023, cash provided by financing activities was $112,426, of which, $113,254 was provided by offering proceeds related to the sale of common stock, $835 was provided by the exercise of options and warrants, offset by $1,443 used to pay down our liability in connection with a finance lease and $220 used to pay down our liability in connection with internal use software.

As of June 30, 2024, we had cash and cash equivalents, working capital and an accumulated deficit of $73,885, $111,801 and $574,955, respectively. During the three and six months ended June 30, 2024, we had a net loss of $20,059 and $37,232, respectively.

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

Contractual Obligations and Commitments

We have operating and finance lease obligations over the next five years of approximately $9,657. These operating lease obligations are primarily related to corporate office space, warehousing, and parking spaces related to our car-sharing services.

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

Consideration payable liability is estimated using a Monte Carlo simulation model to determine the probability of achieving certain milestones. In order to perform the fair value calculations the following estimates are considered: probability of a public offering and discount rates. The fair value for consideration payable is reviewed each quarter after the original valuation to determine if revised estimates are necessary.

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

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances, as of June 30, 2024. As our foreign operations expand, our results may be more materially impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, the end of the period covered by this Quarterly Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2023, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting”.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, management continued to commit resources to the remediation of the material weaknesses reported in the Company’s Form 10-K for the fiscal year ended December 31, 2023. Further, management continued to augment its resources for remediating the identified deficiencies in information technology general controls and in other internal controls over financial reporting.

Except for the above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For a description of our legal proceedings, see Note 8 – Commitments and Contingencies – Litigation, Disputes, and Settlements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

For information about our arbitration involving The Farkas Group, Inc., see our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

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

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $20.1 million for the quarter ended June 30, 2024. As of June 30, 2024, we had net working capital of approximately $112 million and an accumulated deficit of approximately $575 million. We have not yet achieved profitability.

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

During the three months ended June 30, 2024, an aggregate of 13,663 shares were surrendered to cover taxes on the vesting of restricted stock.

During the six months ended June 30, 2024, the Company issued an aggregate of 837 shares of common stock for services to an employee with an issuance date fair value of $2 and will be recognized ratably over the vesting term. On the grant date 279 shares vested immediately, 279 shares vested on April 1, 2024, and the remaining 279 shares will vest on April 1, 2025. Expenses related to this award are included within compensation expense on the condensed consolidated statements of operations.

During the six months ended June 30, 2024, the Company issued an aggregate of 70,665 shares of common stock upon vesting of restricted stock units to employees for services with an aggregate grant date fair value of $825. Expenses related to this award were included within compensation expense on the condensed consolidated statements of operations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, no director or executive officer adopted, modified or terminated a “10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Number	Exhibit Description

3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
31.1	Rule 13a-14(a) or 15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) or 15d-14(a) Certification of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer				X
32.2**	Section 1350 Certification of Principal Financial Officer				X
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2024, 2023 and Six Months Ended June 30, 2024, 2023; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended June 30, 2024, 2023 and Six Months Ended June 30, 2024, 2023; (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2024; (v) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2023; (vi) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023; and (vii) Notes to Unaudited Condensed Consolidated Financial Statements.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).				X

**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2024	BLINK CHARGING CO.

	By:	/s/ Brendan S. Jones
Brendan S. Jones
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

