Form 10-Q
period 2024-09-30
Blink Charging Co.
filed 2024-11-12
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 8, 2024, the registrant had 101,175,406 shares of common stock outstanding.

BLINK CHARGING CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	September 30,	December 31,
	2024	2023

Assets
Current Assets:
Cash and cash equivalents	$64,584	$121,691
Accounts receivable, net	48,697	45,447
Inventory, net	42,312	47,942
Prepaid expenses and other current assets	4,666	6,654

Total Current Assets	160,259	221,734
Restricted cash	77	79
Property and equipment, net	44,045	35,127
Operating lease right-of-use assets	10,190	9,731
Intangible assets, net	12,055	16,298
Goodwill	75,770	144,881
Other assets	627	669

Total Assets	$303,023	$428,519

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$32,458	$31,193
Accrued expenses and other current liabilities	10,999	14,143
Current portion of consideration payable	265	6,792
Current portion of operating lease liabilities	3,571	3,448
Current portion of financing lease liabilities	40	512
Current portion of deferred revenue	16,330	13,613

Total Current Liabilities	63,663	69,701
Consideration payable, non-current portion	20,891	49,434
Operating lease liabilities, non-current portion	7,561	7,025
Financing lease liabilities, non-current portion	106	163
Other liabilities	337	337
Deferred revenue, non-current portion	15,955	12,462

Total Liabilities	108,513	139,122

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Common stock, $0.001 par value, 500,000,000 shares authorized, 101,154,412 and 92,818,233 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	101	93
Additional paid-in capital	858,327	829,563
Accumulated other comprehensive loss	(1,574)	(2,536)
Accumulated deficit	(662,344)	(537,723)

Total Stockholders’ Equity	194,510	289,397

Total Liabilities and Stockholders’ Equity	$303,023	$428,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues:
Product sales	$13,448	$35,059	$64,538	$76,035
Charging service revenue - company-owned charging stations	5,254	3,859	15,217	11,111
Network fees	2,332	1,973	6,304	5,268
Warranty	1,405	849	3,698	2,163
Grant and rebate	982	47	1,617	284
Car-sharing services	1,168	903	3,467	2,112
Other	598	687	1,176	914

Total Revenues	25,187	43,377	96,017	97,887

Cost of Revenues:
Cost of product sales	9,122	24,619	39,965	49,509
Cost of charging services - company-owned charging stations	724	566	1,924	2,196
Host provider fees	2,982	2,399	9,306	6,285
Network costs	577	407	1,816	1,339
Warranty and repairs and maintenance	294	561	1,880	2,924
Car-sharing services	1,156	931	3,302	3,162
Depreciation and amortization	1,213	1,109	4,573	2,853

Total Cost of Revenues	16,068	30,592	62,766	68,268

Gross Profit	9,119	12,785	33,251	29,619

Operating Expenses:
Compensation	15,159	15,268	47,770	75,967
General and administrative expenses	7,972	8,539	23,782	26,466
Other operating expenses	4,739	5,300	16,135	13,630
Change in fair value of consideration payable	364	-	2,811	-
Impairment of intangible assets	-	5,143	-	5,143
Impairment of goodwill	69,111	89,087	69,111	89,087

Total Operating Expenses	97,345	123,337	159,609	210,293

Loss From Operations	(88,226)	(110,552)	(126,358)	(180,674)

Other Income (Expense):
Interest expense	(2)	(970)	(475)	(2,373)
Gain (loss) on extinguishment of notes payable	36	(1,000)	36	(1,000)
Change in fair value of derivative and other accrued liabilities	4	-	(11)	10
Other expense	(2)	(112)	(2)	(62)
Dividend and interest income	783	720	2,363	1,320

Total Other Income (Expense)	819	(1,362)	1,911	(2,105)

Loss Before Income Taxes	$(87,407)	$(111,914)	$(124,447)	$(182,779)

Benefit (provision) for income taxes	18	(807)	(174)	(1,225)

Net Loss	$(87,389)	$(112,721)	$(124,621)	$(184,004)

Net Loss Per Share:
Basic	$(0.86)	$(1.74)	$(1.24)	$(3.02)
Diluted	$(0.86)	$(1.74)	$(1.24)	$(3.02)

Weighted Average Number of
Common Shares Outstanding:
Basic	101,113,655	64,626,681	100,676,840	61,006,242
Diluted	101,113,655	64,626,681	100,676,840	61,006,242

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net Loss	$(87,389)	$(112,721)	$(124,621)	$(184,004)
Other Comprehensive Income (Loss):
Cumulative translation adjustments	2,599	(1,678)	962	(1,383)

Total Comprehensive Loss	$(84,790)	$(114,399)	$(123,659)	$(185,387)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024

(in thousands, except for share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2024	92,818,233	$93	$829,563	$(2,536)	$(537,723)	$289,397

Common stock issued in public offering, net of issuance costs [1]	8,177,472	8	25,062	-	-	25,070

Stock-based compensation	837	-	681	-	-	681

Other comprehensive loss	-	-	-	(1,237)	-	(1,237)

Net loss	-	-	-	-	(17,173)	(17,173)

Balance - March 31, 2024	100,996,542	$101	$855,306	$(3,773)	$(554,896)	$296,738

Stock-based compensation	-	-	1,269	-	-	1,269

Common stock issuance, net	70,665	-	825	-	-	825

Other comprehensive loss	-	-	-	(400)	-	(400)

Net loss	-	-	-	-	(20,059)	(20,059)

Balance - June 30, 2024	101,067,207	$101	$857,400	$(4,173)	$(574,955)	$278,373

Stock-based compensation	87,205	-	927	-	-	927

Other comprehensive loss	-	-	-	2,599	-	2,599

Net loss	-	-	-	-	(87,389)	(87,389)

Balance - September 30, 2024	101,154,412	$101	$858,327	$(1,574)	$(662,344)	$194,510

[1]	Includes gross proceeds of $25,651, less issuance costs of $581.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

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

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For The Nine Months Ended
	September 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(124,621)	$(184,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,566	9,694
Non-cash lease expense	1,473	1,695
Change in fair value of contingent consideration	-	28
Loss (gain) on disposal of fixed assets	598	(99)
Change in fair value of derivative and other accrued liabilities	11	10
Change in fair value of consideration payable	2,811	-
Provision for slow moving and obsolete inventory	1,306	376
Provision for credit losses	1,895	1,776
(Gain) loss on extinguishment of notes payable	(36)	1,000
Impairment of goodwill	69,111	89,087
Impairment of intangible assets	-	5,143
Stock-based compensation	2,877	20,543
Changes in operating assets and liabilities:
Accounts receivable	(4,970)	(19,655)
Inventory	(651)	(14,844)
Prepaid expenses and other current assets	2,024	(631)
Other assets	45	947
Accounts payable and accrued expenses	(1,086)	9,101
Other liabilities	-	(295)
Lease liabilities	(1,289)	(3,014)
Deferred revenue	6,106	5,980

Total Adjustments	89,791	106,842

Net Cash Used In Operating Activities	(34,830)	(77,162)

Cash Flows From Investing Activities:
Purchase consideration of Envoy, net of cash acquired	-	(4,660)
Capitalization of engineering costs	(161)	(526)
Purchases of property and equipment	(9,577)	(7,265)

Net Cash Used In Investing Activities	(9,738)	(12,451)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering, net [1]	25,070	122,379
Repayment of note payable	(37,881)	-
Proceeds from exercise of options and warrants	-	835
Repayment of financing liability in connection with finance lease	(582)	(2,103)
Payment of financing liability in connection with internal use software	(338)	(220)

Net Cash (Used In) Provided By Financing Activities	(13,731)	120,891

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,190	(1,159)

Net (Decrease) Increase In Cash and Cash Equivalents and Restricted Cash	(57,109)	30,119

Cash and Cash Equivalents and Restricted Cash - Beginning of Period	121,770	36,633

Cash and Cash Equivalents and Restricted Cash - End of Period	$64,661	$66,752

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$64,584	$66,678
Restricted cash	77	74
	$64,661	$66,752

[1]	Includes gross proceeds of $25,651, less issuance costs of $581.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Cash Flows — Continued

(in thousands)

	For The Nine Months Ended
	September 30,
	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,436	$-
Income taxes	$233	$-

Non-cash investing and financing activities:
Common stock issued in satisfaction of accrued issuable equity	$-	$2,600
Surrender and cancellation of common stock	$-	$(197)
Right-of-use assets obtained in exchange for lease obligations	$1,076	$5,386
Property and equipment obtained in exchange for finance lease obligations	$53	$3,733
Intangible assets obtained in exchange for financing liability	$-	$122
Note receivable applied to purchase consideration of Envoy	$-	$(1,321)
Common stock issuance, net	$825	$-
Transfer of inventory to property and equipment	$5,111	$1,688

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2024 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2023 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 18, 2024 as part of the Company’s Annual Report on Form 10-K (the “Annual Report”).

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2023, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

LIQUIDITY

As of September 30, 2024, the Company had cash and cash equivalents of $64,584 and working capital of $96,596 During the three and nine months ended September 30, 2024, the Company incurred a net loss of $87,389 and $124,621, respectively. During the nine months ended September 30, 2024, the Company used cash in operating activities of $34,830.

During the nine months ended September 30, 2024, the Company sold an aggregate of 8,177,472 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $25,651, less issuance costs of $581. See Note 5 – Stockholders’ Equity.

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

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings. The Company is executing its plan designed to improve the Company’s liquidity by enhancing revenue economics, increasing gross profit through product optimization, integration of acquisitions, and reduction of operating expenses through cost avoidance and cost cutting strategies. There can be no assurances that these strategies will be achieved.

INVENTORY

As of September 30, 2024, the Company’s inventory was comprised $24,812 of finished goods that were available for sale and $17,500 of raw material and work in process. As of December 31, 2023, the Company’s inventory was comprised of $33,902 of finished goods that were available for sale and $14,040 of raw material and work in process.

FOREIGN CURRENCY TRANSLATION

Transaction losses attributable to foreign exchange were $389 and $434 during the three and nine months ended September 30, 2024, respectively. Transaction gains attributable to foreign exchange were $144 and $925 during the three and nine months ended September 30, 2023, respectively. Transaction gains and losses attributable to foreign exchange are included within general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023.

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

Office Space

During the first quarter of 2024, the Company commenced plans to sell its approximately 10,000 square feet of office space in Miami Beach, Florida. The asset is included within property and equipment on the condensed consolidated balance sheet as of September 30, 2024. The asset’s carrying value was $3,781 and $3,692 as of September 30, 2024 and December 31, 2023, respectively. The Company recorded a loss on sale of $459 within general and administrative expenses during the three and nine months ended September 30, 2024. Subsequent to September 30, 2024, the Company completed the sale of its office space in Miami Beach, Florida for approximately $3,425 of proceeds.

Underperforming Subsidiary

During the first quarter of 2024, the Company’s Board of Directors approved a plan for the sale of underperforming assets of a subsidiary. On April 30, 2024, the Company entered into an agreement to sell installed and inventory charging units and the associated agreements with existing customers, hosts, and drivers. This transaction was completed and funded on July 3, 2024. As a result, the Company recorded a loss of $262 and $945 for the three and nine months ended September 30, 2024, respectively, which is included in operating expenses on the accompanying condensed consolidated statements of operations. The Company elected not to present this underperforming subsidiary as discontinued operations because it is not material to the Company’s condensed consolidated financial statements.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION

The Company recognizes revenue primarily from the following:

●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.
●	Charging service revenue – company-owned charging stations - Revenue is recognized at the point when a particular charging session is completed.
●	Network fees and warranty – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.
●	Car-sharing services – Relates to revenues attributable to a car-sharing services which provides customers the ability to rent electric vehicles through a subscription service.
●	Other – Other revenues are primarily comprised of revenues generated from alternative fuel credits.

The following table summarizes revenue recognized in the condensed consolidated statements of operations:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues - Recognized at a Point in Time
Product sales	$13,448	$35,059	$64,538	$76,035
Charging service revenue - company-owned charging stations	5,254	3,859	15,217	11,111
Other	598	687	1,176	914
Total Revenues - Recognized at a Point in Time	19,300	39,605	80,931	88,060

Revenues - Recognized Over a Period of Time:
Network fees	2,332	1,973	6,304	5,268
Warranty	1,405	849	3,698	2,163
Total Revenues - Recognized Over a Period of Time	3,737	2,822	10,002	7,431

Revenues- Other
Car-sharing services	1,168	903	3,467	2,112
Grant and rebate	982	47	1,617	284
Total Revenues - Other	2,150	950	5,084	2,396

Total Revenue	$25,187	$43,377	$96,017	$97,887

The following table summarizes our revenue recognized in the condensed consolidated statements of operations by geographical area:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues by Geographical Area
U.S.A	$17,656	$34,126	$69,475	$71,736
International	7,531	9,251	26,542	26,151
Total Revenue	$25,187	$43,377	$96,017	$97,887

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

As of September 30, 2024, the Company had $32,285 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheets as of September 30, 2024. The Company expects to satisfy $16,330 of its remaining performance obligations for network fees, warranty revenue, product sales, and other and recognize the revenue within the next twelve months.

The Company has elected to apply the practical expedient to expense costs to obtain contracts at the time the liability is incurred when the expected amortization period is one year or less.

During the three and nine months ended September 30, 2024, the Company recognized $2,860 and $7,932 of revenues, respectively, related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2023. During the three and nine months ended September 30, 2024, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods as specified by ASC 606-10-50-12A.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION – CONTINUED

Grants, rebates and alternative fuel credits, which are not within the scope of ASC 606, pertaining to revenues and periodic expenses are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives over the useful life of the charging station. During the three months ended September 30, 2024 and 2023, the Company recognized $117 and $65 respectively, of revenue related to alternative fuel credits. During the nine months ended September 30, 2024 and 2023, the Company recognized $192 and $168, respectively, of revenue related to alternative fuel credits.

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

CONCENTRATIONS

During the three months ended September 30, 2024, sales to a significant customer represented 16% of total revenue.

During the three months ended September 30, 2024 and 2023, the Company made purchases from a significant supplier that represented less than 10% and 17% of total purchases, respectively. During the nine months ended September 30, 2024 and 2023, the Company made purchases from the same significant supplier that represented 15% and 20% of total purchases, respectively. As of September 30, 2024, accounts payable to a significant vendor represented 10% of total accounts payable. As of December 31, 2023, accounts payable to two significant vendors were approximately 16% and 10% of total accounts payable.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three and Nine Months Ended
	September 30,
	2024	2023
Warrants	1,150,152	1,150,152
Restricted stock units	8,537	-
Options	905,297	1,035,867
Total potentially dilutive shares	2,063,986	2,186,019

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements and related disclosures.
11

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

3. IMPAIRMENT OF GOODWILL

During the three months ended September 30, 2024, the Company considered the decline in its stock price to be an indicator of impairment and, accordingly, performed a quantitative impairment assessment of its goodwill. This assessment involved comparing the estimated fair value of each of its reporting units to the reporting unit’s carrying value, inclusive of the goodwill balance allocated to the reporting unit.

Estimation of the fair value of each reporting unit involved the projection of discounted future cash flows using certain assumptions that are subjective in nature, including assumptions related to historical and market growth rates and gross margin improvements, as well as future operating expense synergies and optimization, among other factors. Based on its analysis, the Company determined that the carrying value exceeded the estimated fair value as of September 30, 2024 in certain reporting units. Consequently, the Company recognized a goodwill impairment charge of $69,111 during the three and nine months ended September 30, 2024 in the condensed consolidated statements of operations. The Company recognized a goodwill impairment charge of $89,087 during the three and nine months ended September 30, 2023 in the condensed consolidated statements of operations.

The fair value measurements used in the evaluation described above are considered to be Level 3 valuations within the fair value hierarchy, as the measurements involve projections of discounted future cash flows, which are derived from unobservable assumptions, the most subjective of which are the discount rates for each respective reporting unit. The discount rate used in for all reporting units ranged from 19.50% to 23.50% during the three and nine months ended September 30, 2024. The discount rate used for all reporting units ranged from 20% to 22.5% during the three and nine months ended September 30, 2023.

Based on its analysis, the Company determined that the Legacy Blink reporting unit’s carrying value exceeded the estimated fair value as of September 30, 2024. Consequently, the Company recognized a goodwill impairment charge of $69,111 during the three and nine months ended September 30, 2024 in the condensed consolidated statements of operations.

As a result of the impairment analysis it was determined that the Mobility reporting unit qualifies as “at risk” for impairment. The Company quantitatively defines “at risk” as a percentage of the excess of the reporting unit’s fair value over its carrying amount that is less than 10%. An “at risk” reporting unit qualitatively represents a reporting unit with a higher degree of uncertainty of the reporting unit’s ability to meet its forecasted cash flows based upon revenue growth rate and operating margin assumptions relied upon in the estimation of its fair value. As of September 2024, the Mobility reporting unit’s carrying value exceeded its fair value by approximately 4%. The goodwill attributable to the Mobility reporting unit as of September 30, 2024 was $27,536.

Changes in goodwill during the nine months ended September 30, 2024 were as follows:

Beginning balance January 1, 2024	$144,881
Impairment of goodwill	(69,111)
Ending balance September 30, 2024	$75,770

4. CONSIDERATION PAYABLE

SEMACONNECT - NOTES PAYABLE

During the nine months ended September 30, 2024, the Company repaid the remaining principal balance of $31,354 due under this note as well as paid $1,139 of accrued interest. The amounts were previously included within consideration payable on the condensed consolidated balance sheets.

ENVOY - NOTES PAYABLE

During the nine months ended September 30, 2024, the Company repaid the remaining principal balance of $6,527 due under this note as well as paid $297 of accrued interest. The amounts were previously included within consideration payable on the condensed consolidated balance sheets.

Changes in consideration payable during the nine months ended September 30, 2024 were as follows:

Beginning balance January 1, 2024	$56,226
Repayment of Semaconnect note	(31,354)
Repayment of Envoy note	(6,527)
Change in fair value of consideration payable	2,811
Ending balance September 30, 2024	$21,156

See Note 8 – Fair Value Measurement for additional information.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

5. STOCKHOLDERS’ EQUITY

AT-THE-MARKET OFFERING

On September 2, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, as our sales agents (collectively, the “Agents”) to conduct an at-the-market (“ATM”) equity offering program, pursuant to which we may publicly issue and sell from time to time shares of our common stock having an aggregate offering price of up to $250,000 through the Agents. On November 16, 2023, we entered into an Amendment to the Sales Agreement, effective as of November 2, 2023 (the “Amendment”), with the Agents. The Amendment revised the term “Registration Statement,” as used in the Sales Agreement, to our new shelf registration statement on Form S-3, as amended (File No. 333-275123), and revised the term “Prospectus Supplement,” as used in the Sales Agreement, to our prospectus supplement dated November 2, 2023, relating to the ATM equity offering program contemplated by the Sales Agreement. During the nine months ended September 30, 2024, the Company sold an aggregate of 8,177,472 shares of common stock aggregate gross proceeds of $25,651, less issuance costs of $581, for net proceeds of $25,070. As of September 30, 2024, the Company has approximately $100,000 available under this ATM program.

COMMON STOCK

During the nine months ended September 30, 2024, the Company issued an aggregate of 837 shares of common stock for services to an employee with an issuance date fair value of $2 and will be recognized ratably over the vesting term. On the grant date, 279 shares vested immediately, 279 shares vested on April 1, 2024, and the remaining 279 shares will vest on April 1, 2025. Expenses related to this award are included within compensation expense on the condensed consolidated statements of operations.

During the nine months ended September 30, 2024, the Company issued an aggregate of 157,870 shares of common stock upon vesting of restricted stock units to employees for services with an aggregate grant date fair value of $1,455. Expenses related to this award were included within compensation expense on the condensed consolidated statements of operations.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three months and nine months ended September 30, 2024, $927 and $2,877 respectively, which is included within compensation expense on the condensed consolidated statements of operations. The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three and nine months ended September 30, 2023 of $1,104 and $20,543, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of September 30, 2024, there was $3,371 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.07 years.

During the nine months ended September 30, 2024, the Company granted an aggregate of 758,549 shares of restricted stock with an aggregate grant date fair value of $2,133 which will be recognized ratably over the vesting terms. The restricted stock has vesting dates ranging from April 15, 2024 to June 30, 2027. Expenses related to this award are included within compensation expense on the condensed consolidated statements of operations.

6. RELATED PARTY TRANSACTIONS

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. The Company owns 40% of the Entity, while the other three parties own 60%. Subsequently, two of the three other parties exited the joint venture, and the remaining other party acquired the ownership of the exiting parties. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which operates in the electric vehicle market in Greece. The obligation to fund the Entity’s future operations is limited to the Company’s 40% ownership. During the three and nine months ended September 30, 2024, the Company recognized sales of $36 and $218, respectively, to Hellas. No sales to Hellas were recognized during the three and nine months ended September 30, 2023. In addition, the Company had accounts receivable of $34 and $0 as of September 30, 2024, and December 31, 2023. In addition, as of September 30, 2024, and December 31, 2023, the Company had a payable of approximately $172 and $114, respectively, to Hellas. Furthermore, the Company has provided working capital of $274 and $0 for the nine months ended September 30, 2024 and 2023, respectively, to Hellas. The Company has written off this working capital contribution, since the Company’s proportion of Hellas’s net losses exceeds the working capital contribution.

The Company determined that the Entity is a variable interest entity; however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through September 30, 2024, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the three and nine months ended September 30, 2024 and 2023.

BLINK CHARGING UK LIMITED

As of September 30, 2024, several close family members of a senior management employee are providing services to Blink Charging UK Limited. For the three and nine months ended September 30, 2024, these related parties have collectively provided services worth $68 and $185, respectively, to Blink Charging UK Limited. For the three and nine months ended September 30, 2023, these related parties have collectively provided services worth $119 and $244, respectively, to Blink Charging UK Limited. These expenses are included within general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

7. LEASES

Total operating lease expenses for the three and nine months ended September 30, 2024 were $540 and $1,675, respectively, and for the three and nine months ended September 30, 2023 were $578 and $1,727, respectively, which were recorded in other operating expenses on the condensed consolidated statements of operations. Operating lease expenses consist of rent expense, common area maintenance adjustments and other expenses.

As of September 30, 2024, the Company did not have additional operating and financing leases that have not yet commenced. As of September 30, 2024, the Company had $154 of right-of-use assets that were classified as financing leases for vehicles associated with the operations of Blink Mobility and are included as a component of property and equipment on the condensed consolidated balance sheet as of September 30, 2024. As of December 31, 2023, the Company had $697 of right-of-use assets that were classified as financing leases for vehicles associated with the operations of Blink Mobility and are included as a component of property and equipment on the consolidated balance sheet as of December 31, 2023.

During the three and nine months ended September 30, 2024, the Company recorded $6 and $29, respectively, of interest expense related to finance leases, which were recorded within interest expense on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recorded $(1) and $115, respectively, of interest (benefit) expense related to finance leases.

During the three and nine months ended September 30, 2024 the Company recorded amortization expense of $174 and $710 respectively, related to finance leases. During the three and nine months ended September 30, 2023, the Company recorded amortization expense of $394 and $916 related to finance leases. These expenses were included within depreciation and amortization expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023.

Supplemental cash flows information related to leases was as follows:

	For The Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,289	$3,014
Financing cash flows from finance leases	$582	$2,103

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,076	$5,386
Finance leases	$53	$3,733

Weighted Average Remaining Lease Term
Operating leases	2.71	3.10
Financing leases	3.74	2.00

Weighted Average Discount Rate
Operating leases	7.4%	7.7%
Finance leases	6.3%	6.5%

Future minimum payments under non-cancellable leases as of September 30, 2024 were as follows:

For the Years Ending December 31,	Operating Lease	Finance Lease
2024	$4,655	$48
2025	3,054	41
2026	1,765	39
2027	1,181	32
2028	895	3
Thereafter	1,620	-
Total future minimum lease payments	13,170	163
Less: imputed interest	(2,931)	(17)
Total	$10,239	$146

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

8. FAIR VALUE MEASUREMENT

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Risk-free interest rate	3.98%	5.40%	3.98%-5.09%	4.64%-5.40%
Contractual term (years)	1.00	1.00	1.00	1.00
Expected volatility	92%	71%	88%-92%	71%-77%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant and consideration payable liabilities that are measured at fair value on a recurring basis:

2024
Consideration payable
Beginning balance as of January 1,	$18,118
Change in fair value of consideration payable	2,811
Ending balance as of September 30,	$20,929

Warrant Liability
Beginning balance as of January 1	$32
Change in fair value of warrant liability	(27)
Ending balance as of September 30,	$5

The common stock consideration payable is recorded at fair value of $20,929 and $18,118 as of September 30, 2024 and December 31, 2023, respectively, and is included within consideration payable on the condensed consolidated balance sheets. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the common stock consideration payable on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the common stock consideration liability.

Assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$77	$-	$77
Total assets	$-	$77	$-	$77

Liabilities:
Warrant liability	$-	$-	$5	$5
Common stock consideration payable	-	-	20,929	20,929
Total liabilities	$-	$-	$20,934	$20,934

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Alternative fuel credits	$-	$32	$-	$32
Total assets	$-	$32	$-	$32

Liabilities:
Option liability	$293	$-	$-	$293
Warrant liability	-	-	32	32
Common stock liability	743	-	-	743
Common stock consideration payable	-	-	18,118	18,118
Total liabilities	$1,036	$-	$18,150	$19,186

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands except for share and per share amounts)

9. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

As of September 30, 2024, the Company had purchase commitments of approximately $2,300 which will become payable upon the suppliers’ service of warranty contracts.

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

The Company believes it has recorded adequate provisions for any such lawsuits, investigations, claims, and proceedings as of September 30, 2024, and the Company believes it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the condensed consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. However, future events or circumstances, currently unknown to management, may potentially have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting period.

In August 2020, a purported securities class action lawsuit, captioned Bush v. Blink Charging Co. et al., Case No. 20-cv-23527, was filed in the United States District Court for the Southern District of Florida against the Company, Michael Farkas (Blink’s former Chairman of the Board and Chief Executive Officer), and Michael Rama (Blink’s Chief Financial Officer) (the “Bush Lawsuit”). In September 2020, another purported securities class action lawsuit, captioned Vittoria v. Blink Charging Co. et al., Case No. 20-cv-23643, was filed in the United States District Court for the Southern District of Florida against the same defendants and seeking to recover the same alleged damages. Following consolidation of the two actions and the court appointing Tianyou Wu, Alexander Yu and H. Marc Joseph to serve as the Co-Lead Plaintiffs, the Co-Lead Plaintiffs filed an Amended Complaint in February 2021. The Amended Complaint alleged, among other things, that the defendants made false or misleading statements about the size and functionality of the Blink Network and asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In April 2021, Blink and the other defendants filed a motion to dismiss the Amended Complaint. In November 2023, the court dismissed Co-Lead Plaintiffs’ claims relating to the size of Blink’s charging network and denied the remainder of the motion to dismiss. Following a mediation in April 2024, the parties agreed to the terms of a settlement in which the Defendants agreed to pay $3,750 (inclusive of attorneys’ fees and administrative costs) in exchange for the dismissal with prejudice of all claims. On October 21, 2024, the Court held a final settlement hearing, approved the settlement, dismissed the Bush Lawsuit with prejudice, and closed the case.  The full settlement amount has been paid by the Company’s Directors’ and Officers’ insurance policies.

In September 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserted that the Director defendants caused Blink to make the statements at issue in the securities class action and, as a result, the Company incurred costs defending against the Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserted claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he sought damages sustained by the Company as a result of the defendants’ alleged breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. In December 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants in the Klein Lawsuit and asserted similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). In June 2022, the court consolidated the Klein and Bhatia actions under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The action remains stayed. The Company wholly and completely disputes the allegations. The Company has retained legal counsel to defend the action vigorously. The Company has not recorded an accrual related to this matter as of September 30, 2024, as it determined that any such loss contingency was either not probable or estimable.

In February 2022, a shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in Clark County, Nevada seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The McCauley Lawsuit asserted similar claims and sought similar damages as the Klein Lawsuit. The action remains stayed. The Company wholly and completely disputes the allegations. The Company has retained legal counsel to defend the action vigorously. The Company has not recorded an accrual related to this matter as of September 30, 2024, as it determined that any such loss contingency was either not probable or estimable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” or the “Company”) as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and under a similar item in subsequent periodic reports, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

We also own and operate an EV car-sharing program through our wholly owned subsidiary, Envoy Mobility, Inc. This program allows customers to share electric vehicles through subscription services and charge those cars through our charging stations.

In pursuit of our commitment to fostering the widespread adoption of EVs through the establishment and management of EV charging infrastructure on a global scale, we remain steadfast in our dedication to mitigating climate change. This dedication is evidenced by our efforts to diminish greenhouse gas emissions stemming from gasoline-powered vehicles With the goal of being a leader in the build-out of EV charging infrastructure and maximizing our share of the EV charging market, we have established strategic commercial, municipal, and retail partnerships across industry verticals and encompassing numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use, municipal sites, multifamily residential and condos, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations.

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

As of September 30, 2024, we contracted, sold or deployed 105,239 chargers, of which 84,696 were on Blink Networks (comprised of 60,164 Level 2 commercial chargers, 1,278 DCFC commercial chargers, 682 residential chargers, and 22,572 chargers pending to be commissioned). Included on Blink Networks are 6,442 chargers owned by us. The remaining 20,543 were non-networked, on other networks, international sales, or deployments (comprised of 4,012 Level 2 commercial chargers, 72 DC Fast Charging chargers, 12,267 residential Level 2 Blink EV chargers, 2,467 sold to other U.S. networks and, 1,725 sold internationally). Blink networked chargers include public and private chargers, as designated by stations owners, and are net of swap-outs, replacement units, and decommissioned units.  Certain commercial chargers include chargers installed in residential settings for commercial purposes.  All chargers, including at all international Blink locations, are categorized based on US Department of Energy guidelines.

As reflected in our condensed consolidated financial statements as of September 30, 2024, we had cash and cash equivalents of $64,584, working capital of $96,596 and an accumulated deficit of $662,344. During the three and nine months ended September 30, 2024, we incurred net losses of $87,389 and $124,621, respectively. During the nine months ended September 30, 2024, we used cash in operations of 34,830. We have not yet achieved profitability.

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

During the nine months ended September 30, 2024, the Company sold 8,177,472 shares of its common stock pursuant to the ATM program for gross proceeds of approximately $25,651 and net proceeds of approximately $25,070 after deducting offering expenses. As of September 30, 2024, 39,650,888 shares have been sold pursuant to the ATM program, representing gross proceeds of approximately $149,999.

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

Regulations - Our business is subject to a variety of federal, state and international laws and regulations, including those with respect to government incentives promoting fuel efficiency and alternate forms of energy, electric vehicles and others. These laws and regulations, and the interpretation or application of these laws and regulations, could change. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in diminished revenues from government sources and diminished demand for our products. In addition, new laws or regulations affecting our business could be enacted. These laws and regulations are frequently costly to comply with and may divert a significant portion of management’s attention. Changes to these applicable laws or regulations could affect business and/or harm our customers, adversely affecting our business, financial condition and results of operations.

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

Results of Operations

Three and Nine Months Ended September 30, 2024 Compared With Three and Nine Months Ended September 30, 2023

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,		3 Months		9 Months
	2024	2023	2024	2023	Difference $	Difference %	Difference $	Difference %

Revenues:
Product sales	$13,448	$35,059	$64,538	$76,035	$(21,611)	-62%	$(11,497)	-15%
Charging service revenue - company-owned charging stations	5,254	3,859	15,217	11,111	1,395	36%	4,106	37%
Network fees	2,332	1,973	6,304	5,268	359	18%	1,036	20%
Warranty	1,405	849	3,698	2,163	556	65%	1,535	71%
Grant and rebate	982	47	1,617	284	935	1989%	1,333	469%
Car-sharing services	1,168	903	3,467	2,112	265	29%	1,355	64%
Other	598	687	1,176	914	(89)	-13%	262	29%

Total Revenues	25,187	43,377	96,017	97,887	(18,190)	-42%	(1,870)	-2%

Cost of Revenues:
Cost of product sales	9,122	24,619	39,965	49,509	(15,497)	-63%	(9,544)	-19%
Cost of charging services - company-owned charging stations	724	566	1,924	2,196	158	28%	(272)	-12%
Host provider fees	2,982	2,399	9,306	6,285	583	24%	3,021	48%
Network costs	577	407	1,816	1,339	170	42%	477	36%
Warranty and repairs and maintenance	294	561	1,880	2,924	(267)	-48%	(1,044)	-36%
Car-sharing services	1,156	931	3,302	3,162	225	24%	140	4%
Depreciation and amortization	1,213	1,109	4,573	2,853	104	9%	1,720	60%

Total Cost of Revenues	16,068	30,592	62,766	68,268	(14,524)	-47%	(5,502)	-8%

Gross Profit	9,119	12,785	33,251	29,619	(3,666)	-29%	3,632	12%

Operating Expenses:
Compensation	15,159	15,268	47,770	75,967	(109)	-1%	(28,197)	-37%
General and administrative expenses	7,972	8,539	23,782	26,466	(567)	-7%	(2,684)	-10%
Other operating expenses	4,739	5,300	16,135	13,630	(561)	-11%	2,505	18%
Change in fair value of consideration payable	364	-	2,811	-	364	0%	2,811	0%
Impairment of intangible assets	-	5,143	-	5,143	(5,143)	-100%	(5,143)	-100%
Impairment of goodwill	69,111	89,087	69,111	89,087	(19,976)	-22%	(19,976)	-22%

Total Operating Expenses	97,345	123,337	159,609	210,293	(25,992)	-21%	(50,684)	-24%

Loss From Operations	(88,226)	(110,552)	(126,358)	(180,674)	22,326	-20%	54,316	-30%

Other Income (Expense):
Interest expense	(2)	(970)	(475)	(2,373)	968	-100%	1,898	-80%
Gain (loss) on extinguishment of notes payable	36	(1,000)	36	(1,000)	1,036	-104%	1,036	-104%
Change in fair value of derivative and other accrued liabilities	4	-	(11)	10	4	0%	(21)	-210%
Other expense	(2)	(112)	(2)	(62)	110	-98%	60	-97%
Dividend and interest income	783	720	2,363	1,320	63	9%	1,043	79%

Total Other Income (Expense)	819	(1,362)	1,911	(2,105)	2,181	-160%	4,016	-191%

Loss Before Income Taxes	$(87,407)	$(111,914)	$(124,447)	$(182,779)	$24,507	-22%	$58,332	-32%

Benefit (provision) for income taxes	18	(807)	(174)	(1,225)	825	-102%	1,051	-86%

Net Loss	$(87,389)	$(112,721)	$(124,621)	$(184,004)	$25,332	-22%	$59,383	-32%

Three Months Ended September 30, 2024 Compared With Three Months Ended September 30, 2023

Revenues

Total revenue for the three months ended September 30, 2024 decreased by $18,190, or 42%, to $25,187 compared to $43,377 during the three months ended September 30, 2023.

Revenue from product sales was $13,448 for the three months ended September 30, 2024 as compared to $35,059 during the three months ended September 30, 2023, a decrease of $21,611, or 62%. This decrease was attributable to decreased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2023.

Charging service revenue from Company-owned charging stations was $5,254 for the three months ended September 30, 2024 as compared to $3,859 for the three months ended September 30, 2023, an increase of $1,395, or 36%. The increase is due to the increase in utilization of chargers and an increased number of chargers on the Blink Networks.

Network fee revenues were $2,332 for the three months ended September 30, 2024 as compared to $1,973 for the three months ended September 30, 2023, an increase of $359, or 18%. The increase was attributable to increases in host owned units during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Warranty revenues were $1,405 for the three months ended September 30, 2024 as compared to $849 for the three months ended September 30, 2023, an increase of $556, or 65%. The increase was primarily attributable to an increase in warranty contracts sold for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. As of September 30, 2024, we recorded a liability of $3,112 which represents the estimated cost of existing backlog of known warranty cases.

Grant and rebate revenues were $982 during the three months ended September 30, 2024 as compared to $47 during the three months ended September 30, 2023, an increase of $935, or 1,989%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The decrease in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the three months ended September 30, 2024 and 2023.

Car-sharing services revenues were $1,168 during the three months ended September 30, 2024 as compared to $903 during the three months ended September 30, 2023, an increase of $265, or 29%. The increase in revenues is due to the increase in properties and participants subscribing to the car-sharing services.

Other revenue decreased by $89 or 13% to $598 for the three months ended September 30, 2024 as compared to $687 for the three months ended September 30, 2023. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the three months ended September 30, 2024 compared to the same period in 2023. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended September 30, 2024 were $16,068 as compared to $30,592 for the three months ended September 30, 2023, a decrease of $14,524 or 47%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of product sales decreased by $15,497, or 63%, from $24,619 for the three months ended September 30, 2023 as compared to $9,122 for the three months ended September 30, 2024. The decrease was primarily due to the reduction of the volume of product sold during the three months ended September 30, 2024 compared to the same period in 2023.

Cost of charging services-company-owned charging stations (electricity reimbursements) increased by $158, or 28%, to $724 for the three months ended September 30, 2024 as compared to $566 for the three months ended September 30, 2023. The decrease in 2024 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $583, or 24%, to $2,982 during the three months ended September 30, 2024 as compared to $2,399 during the three months ended September 30, 2023. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements.

Network costs increased by $170 or 42%, to $577 during the three months ended September 30, 2024 as compared to $407 during the three months ended September 30, 2023. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system compared to the same period in 2023.

Warranty and repairs and maintenance costs decreased by $267 or 48%, to $294 during the three months ended September 30, 2024 from $561 during the three months ended September 30, 2023. The decrease in 2024 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases in the prior year.

Cost of car-sharing services was $1,156 during the three months ended September 30, 2024 as compared to $931 during the 2023 period. The increase was due to a reduction in costs related to vehicles used in this operation during the period.

Depreciation and amortization expense increased by $104, or 9%, to $1,213 for the three months ended September 30, 2024 as compared to $1,109 for the three months ended September 30, 2023. The increase in depreciation expense was attributable to an increase in the number of EV charging stations and vehicles associated with the ride-share services.

Operating Expenses

Compensation expense decreased by $109, or 1%, to $15,159 (consisting of approximately $14,300 of cash compensation and benefits and approximately $900 of non-cash compensation) for the three months ended September 30, 2024. Compensation expense was $15,268 (consisting of approximately $14,100 of cash compensation and benefits and approximately $1,100 of non-cash compensation) for the three months ended September 30, 2023. The decrease in compensation expense for the three months ended September 30, 2024 compared to the same period in 2023 was primarily related to decreases in personnel and compensation in executive, marketing, sales and operations departments as a result of cost savings and synergies realized. The decrease in compensation expense was partially offset by severance expense of $0.6 million recorded during the three months ended September 30, 2024 associated with the cost reduction plans we initiated during this period.

General and administrative expenses decreased by $567, or 7%, to $7,972 for the three months ended September 30, 2024 as compared to $8,539 for the three months ended September 30, 2023. The decrease was primarily attributable to decreases in legal, marketing, recruiting, software licensing, investor/public relations and external consulting/other professional service expenditures of $1,827 partially offset by increases in accounting/auditing and bad debt expenses of $735.

Other operating expenses decreased by $561, or 11%, to $4,739 for the three months ended September 30, 2024 from $5,300 for the three months ended September 30, 2023. The decrease was primarily attributable to decreases in website, rent, vehicle, travel, annual meeting, hardware and software development costs of $1,981. The decrease was primarily offset by increases in software licensing expenses, property/use tax expenditures and insurance expense of $963.

The Company recorded a loss on change in fair value of consideration payable related to the Envoy acquisition of $364 in the 2024 period due to the change in the inputs to the probability-weighted discounted cash flow model. There was no such amount recognized in the 2023 period.

During the three months ended September 30, 2024, we observed certain triggering events, including a decline in our stock price and, as a result, we conducted a quantitative impairment analysis of our goodwill and intangible assets and determined that the fair value of certain reporting units were less than the carrying amount and, as a result, recorded an impairment charge of $69,111 related to goodwill during the 2024 period. During the three months ended September 30, 2023, we observed certain triggering events, including a decline in our stock price and, as a result, we conducted a quantitative impairment analysis of our goodwill and intangible assets and determined that the fair value of our reporting units were less than the carrying amount and, as a result, recorded an impairment charge of $89,087 related to goodwill and $5,143 related to intangible assets during the 2023 period.

Other Income (Expense)

We recorded other income of $819 during the three months ended September 30, 2024 as compared to other expense of $(1,362) for the three months ended September 30, 2023. The increase in other income was primarily due to an increase of $63 related to dividend and interest income, partially offset by a decrease in interest expense of $968 compared to the 2023 period and a decrease in loss on extinguishment on notes payable.

Net Loss

Our net loss for the three months ended September 30, 2024 decreased by $25,332, or 22%, to $87,389 as compared to $112,721 for the three months ended September 30, 2023. The decrease was primarily attributable to a decrease in operating expenses, partially offset by an increase in gross profit.

Total Comprehensive Loss

Our total comprehensive loss for the three months ended September 30, 2024 was $84,790 whereas our total comprehensive loss for the three months ended September 30, 2023 was $114,399.

Nine Months Ended September 30, 2024 Compared With Nine Months Ended September 30, 2023

Revenues

Total revenue for the nine months ended September 30, 2024 increased by $1,870, or 2%, to $96,017 compared to $97,887 during the nine months ended September 30, 2023.

Revenue from product sales was $64,538 for the nine months ended September 30, 2024 as compared to $76,035 during the nine months ended September 30, 2023, a decrease of $11,497, or 15%. This decrease was attributable to decreased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2023.

Charging service revenue from Company-owned charging stations was $15,217 for the nine months ended September 30, 2024 as compared to $11,111 for the nine months ended September 30, 2023, an increase of $4,106, or 37%. The increase is due to the increase in utilization of chargers and an increased number of chargers on the Blink Networks.

Network fee revenues were $6,304 for the nine months ended September 30, 2024 as compared to $5,268 for the nine months ended September 30, 2023, an increase of $1,036, or 20%. The increase was attributable to increases in host owned units during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Warranty revenues were $3,698 for the nine months ended September 30, 2024 as compared to $2,163 for the nine months ended September 30, 2023, an increase of $1,535, or 71%. The increase was primarily attributable to an increase in warranty contracts sold for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. As of September 30, 2024, we recorded a liability of $782 which represents the estimated cost of existing backlog of known warranty cases.

Grant and rebate revenues were $1,617 during the nine months ended September 30, 2024 as compared to $284 during the nine months ended September 30, 2023, an increase of $1,333, or 469%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The increase in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the nine months ended September 30, 2024 and 2023.

Car-sharing services revenues were $3,467 during the nine months ended September 30, 2024 as compared to $2,112 during the nine months ended September 30, 2023, an increase of $1,355, or 64%. The increase in revenues is due to the increase in properties and participants subscribing to are derived from car-sharing subscription services.

Other revenue increased by $262 or 29% to $1,176 for the nine months ended September 30, 2024 as compared to $914 for the nine months ended September 30, 2023. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the nine months ended September 30, 2024 compared to the same period in 2023. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the nine months ended September 30, 2024 were $62,766 as compared to $68,268 for the nine months ended September 30, 2023, a decrease of $5,502 or 8%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of product sales decreased by $9,544, or 19%, from $49,509 for the nine months ended September 30, 2023 as compared to $39,965 for the nine months ended September 30, 2024. The decrease was primarily due to the decrease in product sales of commercial chargers, DC fast chargers and home residential chargers during the nine months ended September 30, 2024 compared to the same period in 2023.

Cost of charging services-company-owned charging stations (electricity reimbursements) decreased by $272, or 12%, to $1,924 for the nine months ended September 30, 2024 as compared to $2,196 for the nine months ended September 30, 2023. The decrease in 2024 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $3,021, or 48%, to $9,306 during the nine months ended September 30, 2024 as compared to $6,285 during the nine months ended September 30, 2023. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements.

Network costs increased by $477 or 36%, to $1,816 during the nine months ended September 30, 2024 as compared to $1,339 during the nine months ended September 30, 2023. The increase was a result of the increase in charging stations on our network and costs incurred related to the upgrading of our network system compared to the same period in 2023.

Warranty and repairs and maintenance costs decreased by $1,044, or 36%, to $1,880 during the nine months ended September 30, 2024 from $2,924 during the nine months ended September 30, 2023. The decrease in 2024 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases in the prior year.

Cost of car-sharing services was $3,302 during the nine months ended September 30, 2024 as compared to $3,162 during the nine months ended September 30, 2023. The decrease was due to a reduction in costs related to vehicles used in this operation during the period.

Depreciation and amortization expense increased by $1,720, or 60%, to $4,573 for the nine months ended September 30, 2024 as compared to $2,853 for the nine months ended September 30, 2023. The increase in depreciation expense was attributable to an increase in the number of EV charging stations and vehicles associated with the ride-share services.

Operating Expenses

Compensation expense decreased by $28,197, or 37%, to $47,770 (consisting of approximately $44,900 of cash compensation and benefits and approximately $2,900 of non-cash compensation) for the nine months ended September 30, 2024. Compensation expense was $75,967 (consisting of approximately $55,400 of cash compensation and benefits and approximately $20,500 of non-cash compensation) for the nine months ended September 30, 2023. The decrease in compensation expense for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily related to decreases in personnel and compensation in executive, marketing, sales and operations departments as a result of cost savings and synergies realized. Also contributing to the decrease was the recording during the nine months ended September 30, 2023 of compensation expense for (1) non-cash stock-based compensation of approximately $5,500 related to the accelerated vesting of equity award grants and additional stock-based compensation associated with the resignation of our former Chief Executive Officer pursuant to the terms of his Executive Chairman and CEO Employment Agreement, dated May 28, 2021 (the “Former CEO Employment Agreement”), as set forth in the Separation and General Release Agreement, dated as of September 20, 2023, between our Company and the former Chief Executive Officer; and (2) non-recurring expenses of approximately $11,500, consisting of the non-recurring payment of approximately $6,100 to our former Chief Executive Officer pursuant to the Former CEO Employment Agreement and non-recurring bonus expense of $6,000 related to the achievement of key performance milestones by our Chief Technology Officer under his employment agreement, dated April 12, 2021. Furthermore, the decrease in compensation expense was partially offset by severance expense of $1,200 recorded during the nine months ended September 30, 2024 associated with the cost reduction plans we initiated during 2024.

General and administrative expenses decreased by $2,684, or 10%, to $23,782 for the nine months ended September 30, 2024 as compared to $26,466 for the nine months ended September 30, 2023. The decrease was primarily attributable to decreases in consulting/other professional services, marketing, software licensing, recruiting and investor/public relations of $2,888 partially offset by increases in accounting/auditing, legal expenditures and bad debt expenses of $1,173. Further, general and administrative expenses decreased due to a decrease in amortization expense of $1,754.

Other operating expenses increased by $2,505, or 18%, to $16,135 for the nine months ended September 30, 2024 from $14,555 for the nine months ended September 30, 2023. The increase was primarily attributable to increases in loss on sale of assets, software licensing and property/use taxes expenses of $3,073 partially offset by decreases in insurance, website, rent, annual meeting, hardware and software development expenditures, travel and vehicle expenditures of $2,318 for nine months ended September 30, 2024 compared to the same period in 2023.

The Company recorded a loss on change in fair value of consideration payable related to the Envoy acquisition of $2,811 in the 2024 period due to the change in the inputs to the probability-weighted discounted cash flow model. There was no such amount recognized in the 2023 period.

During the nine months ended September 30, 2024, we observed certain triggering events, including a decline in our stock price and, as a result, we conducted a quantitative impairment analysis of our goodwill and intangible assets and determined that the fair value of certain reporting units were less than the carrying amount and, as a result, recorded an impairment charge of $69,111 related to goodwill during the 2024 period. During the nine months ended September 30, 2023, we observed certain triggering events, including a decline in our stock price and, as a result, we conducted a quantitative impairment analysis of our goodwill and intangible assets and determined that the fair value of our reporting units were less than the carrying amount and, as a result, recorded an impairment charge of $89,087 related to goodwill and $5,143 related to intangible assets during the 2023 period.

Other Income (Expense)

We recorded other income of $1,911 during the nine months ended September 30, 2024 as compared to other expense of ($2,105) for the nine months ended September 30, 2023. The increase was primarily due to an increase of $1,043 related to dividend and interest income, and by a decrease in interest expense of $1,898 compared to the 2023 period and a decrease on loss on extinguishment of notes payable of $1,036.

Net Loss

Our net loss for the nine months ended September 30, 2024 decreased by $59,383 or 32%, to $124,621 as compared to $184,004 for the nine months ended September 30, 2023. The decrease was primarily attributable to a decrease in operating expenses, partially offset by an increase in gross profit.

Total Comprehensive Loss

Our total comprehensive loss for the nine months ended September 30, 2024 was $123,659 whereas our total comprehensive loss for the nine months ended September 30, 2023 was $185,387.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2024	December 31, 2023
	(unaudited)

Cash and Cash Equivalents	$64,584	$121,691

Working Capital	$96,596	$152,033

Debt	$265	$38,108

During the nine months ended September 30, 2024, we financed our activities from proceeds derived from equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the nine months ended September 30, 2024 and 2023, we used cash of $34,830 and $77,162, respectively, in operations. Our cash use for the nine months ended September 30, 2024 was primarily attributable to our net loss of $124,621, adjusted for net non-cash expenses in the aggregate amount of $89,612, partially offset by $179 of net cash provided by changes in the levels of operating assets and liabilities. Our cash use for the nine months ended September 30, 2023 was primarily attributable to our net loss of $184,004, adjusted for net non-cash expenses in the aggregate amount of $129,253, partially offset by $22,411 of net cash used in changes in the levels of operating assets and liabilities.

During the nine months ended September 30, 2024, net cash used in investing activities was $9,738, of which, $9,577 was used to purchase charging stations and other fixed assets and $161 related to the capitalization of certain engineering costs. During the nine months ended September 30, 2023, net cash used in investing activities was $12,451, of which $7,265 was used to purchase charging stations and other fixed assets, $4,660 was used as cash consideration for Envoy (net of cash acquired) and $526 related to the capitalization of certain engineering costs.

During the nine months ended September 30, 2024, cash used in financing activities was $13,731, of which, $37,881 was used to pay down notes payable, $582 was used to pay down our liability in connection with a finance lease and $338 was used to pay down our liability in connection with internal use software, partially offset by $25,070 provided by offering proceeds related to the sale of common stock. During the nine months ended September 30, 2023, cash provided by financing activities was $120,891, of which, $122,379 was provided by offering proceeds related to the sale of common stock, $835 was provided by the exercise of options and warrants, offset by $2,103 used to pay down our liability in connection with a finance lease and $220 used to pay down our liability in connection with internal use software.

As of September 30, 2024, we had cash and cash equivalents, working capital and an accumulated deficit of $64,584, $96,596 and $662,344, respectively. During the three and nine months ended September 30, 2024, we had a net loss of $87,389 and $124,621 respectively.

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

We have not yet achieved profitability and expect to continue to incur cash outflows from operations Historically, we have been able to raise funds to support our business operations, although there can be no assurance that we will be successful in raising significant additional funds in the future. We expect that our cash on hand will fund our operations for at least 12 months after the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.

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

Contractual Obligations and Commitments

We have operating and finance lease obligations over the next five years of approximately $10,385. These operating lease obligations are primarily related to corporate office space, warehousing, and parking spaces related to our car-sharing services.

As of September 30, 2024, the Company had purchase commitments of approximately $2,300 which will become payable upon the suppliers’ service of warranty contracts.

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

Goodwill and Intangible Asset Impairment

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

Goodwill is evaluated for impairment on November 1 of each year or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then the Company may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. During the three months ended September 30, 2024, the Company considered the decline in its stock price to be an indicator of impairment and, accordingly, performed a quantitative impairment assessment of its goodwill.

The Company tests goodwill for impairment at the reporting unit level. The Company identifies the Company’s reporting units by assessing whether the components of the Company constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. The Company’s goodwill is contained in the Legacy Blink reporting unit resulting from the acquisition of SemaConnect and the Mobility reporting unit resulting from the acquisition of Envoy Technologies.

The Company determines fair value through multiple valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals and weighs the results accordingly. The Company is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. Reporting unit fair value estimates include significant assumptions such as: revenue growth rates, operating margins, estimated royalty rates, company-specific risk premiums used in the weighted-average cost of capital, and certain multiples, which are affected by expectations about future market or economic conditions. The Company performs sensitivity analyses on significant assumptions to evaluate how changes in the estimated fair values of reporting units respond to changes in assumptions, specifically the revenue growth rates and the weighted-average cost of capital.

Based on its analysis, the Company determined that the Legacy Blink reporting unit’s carrying value exceeded the estimated fair value as of September 30, 2024. Consequently, the Company recognized a goodwill impairment charge of $69,111 during the three and nine months ended September 30, 2024 in the condensed consolidated statements of operations.

As a result of the impairment analysis it was determined that the Mobility reporting unit qualifies as “at risk” for impairment. The Company quantitatively defines “at risk” as a percentage of the excess of the reporting unit’s fair value over its carrying amount that is less than 10%. An “at risk” reporting unit qualitatively represents a reporting unit with a higher degree of uncertainty of the reporting unit’s ability to meet its forecasted cash flows based upon revenue growth rate and operating margin assumptions relied upon in the estimation of its fair value. As of September 2024, the Mobility reporting unit’s carrying value exceeded its fair value by approximately 4%. The goodwill attributable to the Mobility reporting unit as of September 30, 2024 was $27,536.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances, as of September 30, 2024. As our foreign operations expand, our results may be more materially impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, being the end of the period covered by this Quarterly Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2023, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting”.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, management continued to commit resources to the remediation of the material weaknesses reported in the Company’s Form 10-K for the fiscal year ended December 31, 2023. Furthermore, management continued to augment its resources for remediating the identified deficiencies in information technology general controls and in other internal controls over financial reporting.

Except for the above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $87 million for the quarter ended September 30, 2024. As of September 30, 2024, we had net working capital of approximately $97 million and an accumulated deficit of approximately $662 million. We have not yet achieved profitability.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Date	Exhibit Description

3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
10.1	Executive Advisor Employment Agreement, dated August 27, 2024, by and between Blink Charging Co. and Brendan S. Jones.	8-K	10.1	08/30/2024
31.1	Rule 13a-14(a) or 15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) or 15d-14(a) Certification of Principal Financial Officer				X
32.1*	Section 1350 Certification of Principal Executive Officer				X
32.2*	Section 1350 Certification of Principal Financial Officer				X
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2024, 2023 and Nine Months Ended September 30, 2024, 2023; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended September 30, 2024, 2023 and Nine Months Ended September 30, 2024, 2023; (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended September 30, 2024; (v) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended September 30, 2023; (vi) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023; and (vii) Notes to Unaudited Condensed Consolidated Financial Statements.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).				X

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2024	BLINK CHARGING CO.

	By:	/s/ Brendan S. Jones
Brendan S. Jones
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

