Form 10-K
period 2024-12-31
Blink Charging Co.
filed 2025-04-09
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by the check mark whether the registration has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (101,064,244 shares) computed by reference to the price at which the common equity was last sold ($2.74) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024): $270,806,708.

As of April 4, 2025, there were 102,718,815 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2024 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

BLINK CHARGING CO.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Forward-looking statements present our current expectations or forecasts of future events. You can identify these statements because they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties and include statements regarding, among other things, our projected revenue growth and profitability, our growth strategies and potential acquisitions, anticipated trends in our market, and our anticipated needs for working capital. They are generally identifiable by the use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “could,” “aim,” or the negative of these words or other variations on these words or comparable terminology.

Forward-looking statements include, without limitation, the following statements:

●	the EV charger industry as a whole is undercapitalized to deliver the full potential of the expected EV market growth in the near future;
●	we expect to retain our leadership position with new capital;
●	we do not anticipate paying any cash dividends on our common stock;
●	we anticipate continuing to expand our revenues by selling our next generation of EV charging equipment, expanding Blink owned and operated charging equipment, expanding our sales channels, and implementing EV charging station occupancy fees (fees for remaining connected to the charging station beyond an allotted grace period after charging is completed), implementing subscription plans for our Blink-owned public charging locations, and advertising fees; and selling hardware to Special Purpose Vehicles (SPVs) and operating those under long term contracts for fees, and other emerging revenue streams.
●	we are unique in our ability to offer various business models to Property Partners (as defined herein) and leverage our technology to meet the needs of both Property Partners and EV drivers; and

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

The mark “Blink” is our registered trademark in the United States and the other countries in which we are active. We have registered other trademarks and use certain trademarks, trade names, and logos that have not been registered. We claim common law rights to these unregistered trademarks, trade names, and logos.

PART I

ITEM 1.	BUSINESS.

Overview

Blink Charging Co., through its consolidated subsidiaries, is a leading owner, operator, provider, and manufacturer of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers EV charging equipment and services, enabling EV drivers to recharge at various locations. Blink’s principal line of products and services is its Blink EV charging networks (the “Blink Networks”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”), and other EV-related services. The Blink Networks are a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Networks provide fleets, property owners, managers, parking companies, and state and municipal entities (“Property Partners”), among other types of commercial customers, with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Networks also provide EV drivers with vital station information, including station location, availability, and fees (as applicable).

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

We also own and operate car-sharing and ride-sharing programs through our wholly owned subsidiary, Envoy Mobility (formerly Blink Mobility). These programs allow customers to share electric vehicles through subscription services and charge those cars through our charging stations. Blink’s wholly owned subsidiary, Envoy, filed a registration statement on Form S-1 dated February 11, 2025 to register shares in connection with its contemplated initial public offering as well as the issuance of shares to its former shareholders in connection with Blink’s acquisition of Envoy.

In pursuit of our commitment to fostering the widespread adoption of electric vehicles (EVs) through the establishment and management of EV charging infrastructure on a global scale, we remain steadfast in our dedication to mitigating climate change. This dedication is evidenced by our efforts to diminish greenhouse gas emissions stemming from gasoline-powered vehicles. With the goal of being a leader in the build-out of EV charging infrastructure and maximizing our share of the EV charging market, we have established strategic commercial, municipal, and retail partnerships across industry verticals and encompassing numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed-use facilities, municipal sites, multifamily residential and condos, parks and recreation areas, parking lots, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations.

In 2024, we entered into agreements with significant new customers, including the City of South Lake Tahoe, Alameda City, the City of Porterville, the Fresno Unified School District, Imperial Center, the City of Fresno, New Castle County, Maryland Department of General Services, Sonepar, and CED. Similarly, in 2023, we entered into agreements with significant new customers, including the United States Postal Service (USPS), Mack Trucks, McArthurGlen, BluePoint, Mike Albert Fleet Solutions, Royal Farms, John Henry General Store, Moberly Motor Company, Arcos Dorados (McDonald’s Puerto Rico), AAA, Allegiant Stadium (Las Vegas), Village of Tuckahoe (NY), Miami Beach (FL), Metropolitan Government of Nashville-Davidson County, and Salt Lake City International Airport, that expand our potential for unit sales and deployments.

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

As of December 31, 2024, we contracted, sold or deployed 109,596 chargers, of which 87,500 were on Blink Networks (comprised of 61,625 Level 2 commercial chargers, 1,392 DCFC commercial chargers, 691 residential chargers, and 23,792 chargers pending to be commissioned). Included on Blink Networks are 6,867 chargers owned by us. The remaining 22,096 not on Blink networks were on other networks, international sales, or deployments (comprised of 5,155 Level 2 commercial chargers, 75 DC Fast Charging chargers, 12,298 residential Level 2 Blink EV chargers, 2,861 sold to other U.S. networks and, 1,707 sold internationally). Blink networked chargers include public and private chargers, as designated by stations owners, and are net of swap-outs, replacement units, and decommissioned units. Certain commercial chargers include chargers installed in residential settings for commercial purposes. All chargers, including at all international Blink locations, are categorized based on US Department of Energy guidelines.

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

Industry Overview

Despite changes in the regulatory and incentive environments, the U.S. EV market continues to progress maintaining momentum in new car sales and adding vehicles to the overall installed base. According to Cox Automotive’s Kelley Blue Book, sales of electric vehicles in U.S., increased 15.2% in the fourth quarter of 2024 to 365,824 units, becoming the new quarterly record.

Momentum in the new EV sales market is also supported by the significant investments by auto Original Equipment Manufacturers (“OEMs”). The Environmental Defense Fund reported on January 8, 2025, that by the end of 2024, auto manufacturers announced $197.6 billion in investment in US EV battery manufacturing facilities of the last decade. The announced funding is for 229 distinct manufacturing investments at 208 different facilities. Production has begun at 57 of those projects, which are supporting more than 50,000 jobs. More than 100 projects were under construction, which makes it a total of 69% of all projects are now showing of-the-ground results.

Another contributing factor to charging demand for EVs are sales of used vehicles. According to the Bay State Banner, a Massachusetts publication, used EV car sales in November 2024 alone grew 61.3% nationally. This trend reflects positively on Blink as used EVs are increasingly purchased by individuals who reside in multi-family dwellings and reply on public charging and on-site commercial charging for their charging needs.

In addition, we believe that advancements made in battery technologies are allowing EVs to achieve approximate cost parity with internal combustion engine vehicles and will extend driving range and consumer confidence moving the market away from range anxiety toward range confidence, creating further consumer demand. For example, Chevrolet started selling an electric Equinox SUV model for under $35,000, which makes it attractive for entry level buyers.

2025 is expected to be a year of increasing numbers of EV models available and improved infrastructure to support them. In 2024, many traditional and new auto manufacturers have introduced new EV models such as the Hyundai Ioniq 5, Kia EV9, Hyundai Ioniq 6, Honda Prologue, Polestar 2, and Hyundai Kona Electric, Cadillac Vistiq, and others.

Our EV Charging Solutions

We offer a variety of EV charging products and services to Property Partners and EV drivers.

EV Charging Solutions

■	Level 2. We offer a wide range of Level 2 (AC) EV charging equipment, ideal for commercial and residential use, with the North American universal J1772 connector, the North American Charging Standard (NACS) connector, and the Type 2 connector compatible with electric vehicles in Europe and across Latin America.

■	Our commercial Level 2 chargers consist of the EQ, MQ, and the Series 6, 7, and 8 families, which are available in pedestal, wall mount, and pole mount configurations. The MQ along with the Series 6, 7, and 8 chargers offer an optional cable management system. Additionally, we offer three residential Level 2 chargers for the Americas: the wall-mounted HQ 200, and a smart charging cable, the PQ 150, designed for European markets. Our commercial and residential chargers can all connect to the Blink Networks for a wide range of software solutions. Level 2 charging stations typically provide a full charge in five to ten hours. Level 2 chargers are ideally suited for low-cost installations and frequently used parking locations, such as workplaces, multifamily residential, retail, hospitality, and mixed-use, parking garages, municipalities, colleges/schools, hospitals and airports.

■	International Products. We offer Level 2 AC and DC products for the rapidly expanding international markets targeted at the residential, workplace, retail, parking garages, leasing companies, hospitality, and other locations. These products are available with the Type 2, GBT, and CCS 2 connectors and include the PQ 150, Series 3 (an ideal product for the 2/3-wheeled vehicles), and the EQ 200.

■	Mobile Charger. We offer the HQ 200-M Level 2 charger for the mobile/emergency charging market which requires a portable charger to be used for roadside or other use cases where a connection to the electricity grid is not available.

■	DCFC. We offer a complete line of DC Fast Charging equipment (“DCFC”) that ranges from 30kW to 600kW, supports the ‘CHAdeMo’, CCS1, and NACS connectors, and typically provide an 80% charge in less than 30 minutes. Installation of DCFC stations and grid requirements are typically greater than Level 2 charging stations and are ideally suited for dense metropolitan areas and locations between long distance travel destinations. These include the Series 9 40kW DC Fast Charger that works ideally for the fleet, auto dealership, and retail segments and is available in wall and pedestal mount configurations, the Blink 60kW-360kW All-in-One DC Fast Chargers, and Distributed Cabinet and Dispenser DC Fast Chargers up to 600kW.

■	Blink Network. The Blink Network is a cloud-based platform that manages our network of EV chargers around the world for remote monitoring, management, payment processing, customer support, load management, roaming, and other features required for operating the Blink Networks of EV charging locations.

■	Blink Charging Mobile App. We offer Blink Charging Mobile Apps (iOS and Android) that provide EV drivers control by giving them improved search capabilities which allows them to search for nearby amenities, as well as chargers by zip-codes, city, business, category, or address, and expanded keyword search. The app also includes payment functionality, eliminating the need for a credit card.

■	Fleet Management. We offer Fleet Management applications, targeted at commercial, municipal, and federal fleets for planning, managing, and optimizing their departure schedules and energy costs. Our Fleet Management applications can be used as standalone tools or integrated into existing fleet management solutions, which allows Blink to be a flexible and value-added solution within existing software stacks.

Competitive Advantages/Operational Strengths

Long-Term Contracts with Property Owners. We have strategic and often long-term agreements that include location exclusivity with Property Partners across numerous transit/destination locations, including airports, car dealers, healthcare/medical, hotels, mixed-use facilities, municipal locations, multifamily residential and condo, parks and recreation areas, parking lots, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. Property Partners include well-recognized companies, large municipalities and local businesses. Representative examples include the City of Miami Beach, City of Chula Vista, City of Phoenix, City of Portland, City of Knoxville, City of San Antonio, City of Leeds (UK), University of San Diego, City of San Diego, Ohlone College, ACE Parking, Q-Park, Icon Parking, SP+ Parking, iPark, LAZ Parking, Reef Parking, Federal Realty, Equity Residential, Related Group, Johnson & Johnson, Kaiser Permanente, Blessing Healthcare, Sony Pictures Entertainment, Starbucks, JBG Associates, Kroger Company, Fred Meyer Stores, Inc., Fry’s Food & Drug, Inc., Raising Cane’s, McDonald’s, Carl’s Jr., Burger King, Walgreens and Ralphs Grocery Company. We continue to generate new contracts with Property Partners that previously secured our services independently or had contracts with the EV service providers that we acquired in the past.

Vertically Integrated Supply Chain, Engineering and Manufacturing. We are a fully vertically integrated charging equipment and software provider, among the few in the world. We believe this strategy provides multiple benefits among which are the bottom-up approach to design and engineering, compliance with “Buy American” hardware requirements, controlling the supply chain timing and costs, ensuring adequate levels of inventory in constrained markets, and ability to capture the manufacturing margin in a high-demand environment.

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

Ownership and Control of EV Charging Stations and Services. Ownership of EV charging stations and services allows us to control the settings and pricing for our EV charging services, service the equipment as necessary, and have more effective brand management and price uniformity. As for those stations that we do not own, we are using our best efforts to encourage their owners to keep the stations operating in good order and, in some cases, to replace faulty stations with our new charging station equipment.

Our Growth Strategy

Our objective is to continue becoming a leading provider of EV charging solutions by deploying mass-scale EV charging infrastructure. By doing so, we aim to enable the accelerated growth of EV adoption and the EV industry. Key elements of our growth strategy include:

●	Relentless Focus on Customer Satisfaction. Our objective is to increase overall customer satisfaction among new and existing Property Partners and EV drivers. This entails prioritizing charger uptime and availability while expanding and enhancing the EV charging infrastructure within densely populated regions of high demand. Furthermore, we are committed to optimizing the productivity and utilization of existing EV charging stations, as well as enhancing the key features of our EV charging station hardware and Blink Networks.

We are equally focused on analyzing our network uptime and reliability and dedicating resources to maintaining network uptime.

●	Pursue Strategic Opportunities to Expand Blink-Owned Turnkey and Hybrid Models. We have structured our business to identify and pursue opportunities to develop Blink’s owner and operator business model with locations that have potential of high utilization, where grant or rebate funds are available, and where we can realize long-term benefit for the EV charging location to establish long-term recurring revenue in the US, European Union, and UK.

●	Continue to Invest in Technology Innovations. We continue to enhance the product offerings available in our EV charging hardware, cloud-based software, and networking capability in the US and International. Our Networks can serve a wide variety of EV equipment, languages, currencies, and applications, allowing Blink to stay competitive in the fast-moving EV charging landscape. Concurrently, the mobile app creates a seamless driver charging experience across the globe. Our software implementation allows us to remain technology agnostic to enable the onboarding of OCPP compliant equipment from other manufacturers onto our newly designed network.

●	Strengthen and Support our Human Capital. Our experienced employees and management team are our most valuable resources. Attracting, training, and retaining key personnel has been and will remain critical to our success. To achieve our human capital goals, we intend to stay focused on providing our personnel with entrepreneurial opportunities to expand our business within their areas of expertise. We will also continue to provide our personnel with personal and professional growth opportunities, including additional training, performance-based incentives such as opportunities for stock ownership, and other competitive benefits.

●

Expand Sales and Marketing Resources. We intend to invest in sales and marketing infrastructure to capitalize on market growth and expand our go-to-market strategy while maintaining a disciplined approach to expenses. Today, we use a direct sales force, as well as maintaining relationships with notable resellers and electrical equipment distributors.

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

Sales

Our sales organization builds and maintains long-term business relationships with our customers by utilizing our three core business models. These business models provide a high degree of flexibility to match host location goals and objectives for EV charging with our industry-leading equipment and software solutions. Our team identifies locations that have the potential to create long-term, recurring value for the Property Partner and Blink. Sales personnel are able to pivot to traditional equipment sales when, and if, a location is not identified as a promising generator of future recurring revenues. The team strives to maintain a balance between equipment sales that grow revenue today, and site locations that have potential to generate strong revenues in the future under our owner-operator business models.

We also engage with strategic electrical distributor and reseller partners across a range of vertical markets both within the U.S. and globally. These organizations typically have unique relationships or capabilities within their respective markets and provide Blink with additional sales opportunities. These partnerships amplify Blink’s sales reach and are authorized to sell our EV charging hardware, software services (connectivity to the Blink Networks), and extended warranty service plans.

In 2024, we entered into agreements with new major customers, including the City of South Lake Tahoe, Alameda City, the City of Porterville, the Fresno Unified School District, Imperial Center, the City of Fresno, New Castle County, Maryland Department of General Services, Sonepar, CED, Similarly, in 2023, we entered into agreements with new major customers, including the United States Postal Service (“USPS”), Mack Trucks, McArthurGlen, BluePoint, Mike Albert Fleet Solutions, Royal Farms, John Henry General Store, Moberly Motor Company, Arcos Dorados (McDonald’s Puerto Rico), AAA, Allegiant Stadium (Las Vegas), Village of Tuckahoe (NY), Miami Beach (FL), Metropolitan Government of Nashville-Davidson County, Salt Lake City International Airport, and others that expand our potential for unit sales and deployments. Along with these new business relationships, we forged critical strategic relationships with organizations that directly or indirectly influence EV charging station purchase decisions.

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

We continue to invest in improving our company-owned stations’ service and maintenance and those stations with service and maintenance plans and expanding our cloud-based network capabilities. We anticipate continuing to grow our revenues by (i) selling our next generation of EV charging equipment to current as well as to new Property Partners, which includes airports, auto dealers, healthcare/medical, hotels, mixed-use facilities, municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, restaurants, retailers, schools and universities, supermarkets, transportation hubs, and workplace locations, (ii) expanding our sales channels to wholesale distributors, utilities, OEMs, solar integrators, and dealers, which will include implementing EV charging station occupancy fees (after charging is completed, fees for remaining connected to the charging station beyond an allotted grace period) and subscription plans for EV drivers on our company-owned public charging locations, (iii) adding additional charging stations in locations with increasing utilization metrics, (iv) offering the Blink Care maintenance program, and (v) offering extended warranties for our chargers and services.

Our Customers and Partners

We have strategic partnerships across numerous transit/destination locations, including airports, auto dealers, healthcare/medical, hotels, mixed use facilities and municipal locations, multifamily residential and condos, parks and recreation areas, parking lots, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. We have hundreds of Property Partners that include well recognized companies, large municipalities, and local businesses. We strive to engage all Blink-owned turnkey and hybrid property partners with exclusive EV charging contracts. This strategy further supports our owner-operator model to generate recurring revenue for both the Property Partner and Blink. Representative examples are McDonald’s, Sony Pictures, Caltrans, Audi of America, Porsche Design Tower, City of Azusa, City of Chula Vista, City of Springfield, City of Tucson, City of Fayetteville, BJ’s Inc., Federal Realty, Fred Meyer Stores, Inc., Fry’s Food & Drug, Inc., Kana Hotel Group, Kroger Company, and Ralphs Grocery Company. We continue to establish new contracts with Property Partners that previously secured our services independently or had contracts with the EV services providers that we acquired.

Our revenues are primarily derived from fees charged to EV drivers for EV charging in public locations, EV charging hardware sales, government grants and sales of equipment warranties. EV charging fees to drivers are based on an hourly rate, by energy dispensed per kilowatt-hour (“kWh”), or by session. Such fees are calculated based on various factors, including associated station costs and local electricity tariffs. EV charging hardware is sold to our customers engaged with our host-owned business model. Other income sources from EV charging services are network fees, extended warranty fees, membership fees, and payment processing fees paid by our Property Partners. Blink generates revenues from its EV car-sharing program through Envoy and BlueLA, which allow customers the ability to retain electric vehicles through a subscription service.

We are focused on profitable international expansion and have made significant progress at expanding our business across the globe, focusing primarily on Europe, United Kingdom, and Latin America.

Our Competition

The EV charging equipment and service market is highly competitive, and we expect the market to become increasingly competitive as new entrants enter this growing market. Our products and services compete on product performance and features, the total cost of ownership, sales capabilities, financial stability, brand recognition, product reliability, and the installed base’s size. Our existing competition in the U.S. currently includes ChargePoint, which manufactures EV charging equipment and operates the ChargePoint Network, and EVgo, which offers home and public charging with pay-as-you-go and subscription models. Other entrants into the connected EV charging station equipment market include Flo, Volta, Clipper Creek, StarCharge, Wallbox, Autel, and EV Connect. We believe these additional competitors struggle with gaining the necessary network traction but could gain momentum in the future. While Tesla does offer EV charging services, the connector type currently restricts the chargers to Tesla vehicles only in North America, which we believe will change as a number of OEMs have announced transitioning to the North American Charging Standard (NACS) used by Tesla. Many other EV charging companies offer non-networked or “basic” chargers with limited customer leverage but could provide a low-cost solution for basic charger needs in commercial and home locations.

Our competitive advantage in this market includes vertical integration and our exclusive, long-term contracts with our Property Partners and flexible business models. We offer our EV charging station equipment and provide access to a robust EV charging network.

Government Grants

We have a full-time dedicated team to identify and process federal, state and international funding opportunities in the US, European Union and UK for EV charging infrastructure development. Grants for EV charging infrastructure drive sustainable mobility by accelerating deployment, ensuring access, and supporting the transition to a zero-emission future. We are committed to pursuing EV charging development grant opportunities in all 50 states. Funding sources in the U.S. include the Department of Energy, Department of Transportation, Department of Agriculture, the VW mitigation settlement trust fund, funding initiatives from utility service providers and various state and local jurisdictions. Blink has recently completed grant projects in Maryland, New Jersey, Florida and Delaware increasing our DCFC footprint throughout the East Coast; with additional projects slated for deployment in 2025. In Europe, we have a significant presence both in the European Union and the United Kingdom through our acquisitions of Blue Corner and Electric Blue. Our staff in Europe has significant experience in applying and taking advantage of various European jurisdictions incentives and rebate.

Disclosure Related to Climate Change

On March 21, 2022, the Securities and Exchange Commission (“SEC”) proposed rules mandating climate-related disclosures in companies’ annual reports and registration statements. While the SEC subsequently issued an order staying the rules, the proposed rules contemplate, if ultimately adopted, phase-in periods based on SEC filer status, with extended phase-in periods for Scope 3 disclosures and third-party attestation requirements. On March 6, 2024, the SEC adopted rules mandating climate-related disclosures in companies’ annual reports and registration statements. However, these rules are currently on hold due to legal challenges. Under the direction and supervision of senior management and with board oversight, our Environmental, Social, and Governance (“ESG”) Committee has initiated a process to implement and maintain compliance with the SEC’s and European Union’s climate disclosure requirements, pending the resolution of these legal challenges.

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

Additionally, we are governed by a California state privacy law called the California Consumer Privacy Act of 2018 (“CCPA”), which contains requirements similar to GDPR for the handling of personal information of California residents. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), and new ways for such consumers to opt out of certain sales of personal information, and to allow for a new cause of action for data breaches. Further, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”) in November 2020. Effective starting on January 1, 2023, the CPRA significantly modifies the CCPA, including by expanding the consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency, the California Privacy Protection Agency (CPPA), that is vested with authority to implement and enforce the CCPA and the CPRA. In addition to the CPRA, several other states have passed or are in the process of passing comprehensive data privacy laws, including the Virginia Consumer Data Protection Act (VCDPA), the Colorado Privacy Act (CPA), the Connecticut Data Privacy Act (CTDPA), and the Utah Consumer Privacy Act (UCPA). The Virginia law became effective on January 1, 2023; the Colorado law became effective on July 1, 2023; and the Connecticut law became effective on July 1, 2023. The Utah Privacy Act came into force on December 1, 2023, and there are expected legislative changes in other states as well, shaping the evolving national data privacy landscape.

The GDPR, CCPA, CPRA, VCDPA, CPA, CTDPA and UCPA exemplify the vulnerability of our business to the evolving regulatory environment related to personal data. Our compliance costs and potential liability may increase as a result of additional national and international regulatory requirements related to data privacy and data security. We are currently subject, and/or may in the future be subject, to numerous privacy and data security laws. For example, some U.S. states, members of the European Economic Area, the United Kingdom, and many other jurisdictions in which we operate have adopted or are in the process of adopting privacy and data security laws and regulations which impose significant compliance obligations.

Environmental, Social, and Governance (ESG)

We are committed to sourcing only responsibly produced materials. We have a zero-tolerance policy when it comes to child or forced labor and human trafficking by our suppliers. We believe that sound corporate governance is critical to helping us achieve our goals, including with respect to ESG. We are focused on further enhancing sustainability of operations and continue to evolve a governance framework that exercises appropriate oversight of responsibilities at all levels throughout the company. Our board-level ESG Committee, with active management participation, will oversee ESG initiatives and priorities.

Government Regulation and Incentives

State, regional and local regulations for installing EV charging stations vary from jurisdiction to jurisdiction and may include permitting requirements, inspection requirements, licensing of contractors, and certifications. Compliance with such regulations may cause installation delays.

We intend to continue to vigorously seek additional grants, loans, rebates, subsidies, and incentives as cost-effective means of reducing our capital investment in the promotion, purchase and installation of charging stations where applicable. We expect these incentives, rebates, and tax credits to be important for our future growth. Additionally, some incentives are currently offered to encourage electric vehicle adoption at the federal, state and local levels. The Federal Government provides a personal income tax credit for qualified buyers of plug-in electric vehicles, with a maximum of $7,500, depending on vehicle weight and battery capacity, income levels, and battery sourcing origin. States such as California, Colorado, Delaware, Maryland, Massachusetts, New York, and Rhode Island offer various rebates, grants, and tax credits to incentivize EV and EVSE purchases.

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

Waste Handling and Disposal

We are subject to laws and regulations regarding the handling and disposal of hazardous substances and solid wastes, including electronic wastes and batteries. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste, and may impose strict, joint, and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. For instance, Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, in the United States and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred as well as companies that disposed of or arranged for the disposal of hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. We may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

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

Similar laws exist in other jurisdictions where we operate. Additionally, in the EU, we are subject to the Waste Electrical and Electronic Equipment Directive (“WEEE Directive”). The WEEE Directive provides for the creation of a collection scheme where consumers return waste electrical and electronic equipment to merchants, such as Blink Charging. If we fail to properly manage such waste electrical and electronic equipment, it may be subject to fines, sanctions, or other actions that may have an adverse effect on our financial operations.

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

Our patents relate to various EV charging station designs. We intend to regularly assess opportunities for seeking patent protection for those aspects of our technology, designs, and methodologies that we believe provide a meaningful competitive advantage. If we cannot do so, our ability to protect our intellectual property or prevent others from infringing our proprietary rights may be impaired.

Human Capital Resources

Our experienced employees and management team are some of our most valuable resources, and we are committed to attracting, motivating, and retaining top talent. As of December 31, 2024, we had 594 employees, including 542 full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

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

In addition to other information in this Annual Report and in other filings we make with the Securities and Exchange Commission (“SEC”), the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks occur, our business, cash flow, results of operations, financial condition and future business prospects could be materially and adversely affected, and the trading price of our common stock could decline. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and stockholders and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

We have a history of substantial net losses and expect losses to continue in the future; if we do not achieve and sustain profitability, our financial condition could suffer.

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $198.1 million, $203.7 million and $91.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had net working capital of approximately $82 million and an accumulated deficit of approximately $736 million. We have not yet achieved profitability.

If our revenue grows slower than we anticipate, or if our operating expenses are higher than we expect, we may not be able to achieve profitability, and our financial condition could suffer. We can give no assurance that we will ever achieve profitable operations. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Whether we can achieve cash flow levels sufficient to support our operations cannot be accurately predicted. We may need to borrow additional funds or sell our equity or debt securities, or some combination of both, to provide funding for our operations in the future. Such additional funding may not be available on commercially reasonable terms, or at all, and any equity financing would be dilutive to our stockholders.

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

As regulatory initiatives have required an increase in the consumption of renewable transportation fuels, such as ethanol and biodiesel, consumer acceptance of electric and other alternative vehicles is increasing. To meet higher fuel efficiency and greenhouse gas emission standards for passenger vehicles, automobile manufacturers are increasingly using technologies, such as turbocharging, direct injection and higher compression ratios, which require high octane gasoline. If fuel efficiency of vehicles continues to rise, and the affordability of vehicles using renewable transportation fuels increases, the demand for electric and high energy vehicles could diminish. If consumers no longer purchase EVs, it would materially and adversely affect our business, operating results, financial condition and prospects.

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

We are unable to predict the ultimate impact of equipment order delays and chip shortages on our business and future results of operations, financial position and cash flows.

The global chip shortage and supply chain disruption over the past several years caused some temporary delays for us in equipment orders from our contract manufacturer. As federal, state, local and foreign economies returned to pre-pandemic levels and the demand for charging station usage increased, these delays and shortages became less apparent; however, we are unable to predict the extent of any final recovery from prior years due to the uncertainty of the possible occurrence of another pandemic or other epidemics. As a result, we are unable to predict the ultimate impact that equipment order delays and chip shortages will have on our business and our future results of operations, financial position and cash flows.

War, terrorism, other acts of violence or natural or man-made disasters may affect the markets in which we operate, our customers, our delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

Our business may be adversely affected by instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters, including famine, flood, fire, earthquake, storm or public health crises. Such events may cause customers to suspend their decisions on using our services, make it impossible for us to render our services, cause restrictions, and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our personnel and to physical facilities and operations, which could materially adversely affect our financial results.

Further, the current Russia-Ukraine and Middle East conflicts have created extreme volatility in the global financial markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets and heightened volatility of commodity and raw material prices. In addition, recently there has been increasing geopolitical tension between China and Taiwan that may affect future shipments from Taiwan based electronics suppliers for certain of our EV chargers. Any such volatility or disruptions may have adverse consequences for us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy, capital markets or commodity and raw material prices resulting from the conflicts in Ukraine and the Middle East, the geopolitical tensions between China and Taiwan or any other geopolitical tensions.

We rely on a limited number of vendors for our EV charging equipment and related support services. The loss of any of these partners would negatively affect our business.

We rely on a limited number of vendors for design, testing and manufacturing of EV charging equipment which is generally sole sourced with respect to components as well as aftermarket maintenance and warranty services. The reliance on a limited number of vendors increases our risks, since we do not currently have proven reliable alternative or replacement vendors beyond these key parties. In the event of production interruptions or supply chain disruptions including but not limited to availability of certain key components such as semiconductors, we may not be able to take advantage of increased production from other sources or develop alternate or secondary vendors without incurring material additional costs and substantial delays. Therefore, our business would be adversely affected if one or more of our vendors were impacted by any interruption at a particular location.

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

EV chargers are impacted by commodity pricing factors, including the impact of tariffs and trade barriers, which in many cases are unpredictable and outside of our control. We seek to pass on to customers such increased costs but sometimes we are unable to do so. Even when we can pass on such costs to our customers, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market or economic conditions may result in a timing delay in passing on such increases to our customers. This type of spike and unanticipated increase in EV charger costs could adversely affect our operating performance, and the adverse effect could be greater if we are delayed in passing on such additional costs to our customers (e.g., where we may not be able to pass such increase on to our customers until the time of our next scheduled service billing review). We seek to mitigate the impact of an unanticipated increase in the cost of such supplies through consolidation of vendors, which increases our ability to obtain more favorable pricing.

Our cost of labor may be influenced by factors in certain market areas. Our hourly employees could be affected by wage rate increases in the federal or state minimum wage rates, wage inflation or local job market adjustments. We do not have a contractual right to automatically pass through all wage rate increases resulting from wage rate inflation or local job market adjustments, and we may be delayed in doing so. Our delay in, or inability to pass such wage increases through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

We have global operations and face risks related to health crises that could negatively impact our financial condition.

Our business, the businesses of our customers and the businesses of our charging equipment suppliers could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis like the Covid-19 pandemic. During the Covid-19 pandemic (March 2020 to May 2023), a significant component supplier of our Blink IQ 200 charging station located in Taiwan who, in turn, sourced assembly parts from China, was particularly impacted. A significant or prolonged outbreak of contagious diseases like Covid-19 and its variants in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our EV supply equipment and related networked services and likely impact our operating results. Such events could result in the complete or partial closure of our Taiwan supplier’s manufacturing facility, the interruption of our distribution system, temporary or long-term disruption in our supply chains from Asia and other international suppliers, disruptions, or restrictions on our employees to work or travel, delays in the delivery of our charging stations to customers, and potential claims of exposure to diseases through contact with our charging stations. If the impact of an outbreak continues for an extended period, it could materially adversely impact our supply chain, access to capital and the growth of our revenues.

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

If we are unable to keep up with advances in EV technology, we may suffer a decline in our competitive position. The EV industry is characterized by rapid technological change. If we are unable to keep up with changes in EV technology, our competitive position may deteriorate, which would materially and adversely affect our business, prospects, operating results and financial condition. As technologies change, we plan to upgrade or adapt our EV charging stations and Blink Networks’ software in order to continue to provide EV charging services with the latest technology. However, due to our limited cash resources, our efforts to do so may be limited. Any failure of our charging stations to compete effectively with other manufacturers’ charging stations will harm our business, operating results and prospects.

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

We may be unable to successfully integrate acquisitions in a cost-effective and non-disruptive manner.

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

Our future success depends on our ability to attract and retain highly qualified personnel, including our new President and Chief Executive Officer.

Effective February 1, 2025, Michael Battaglia was named as our new President and Chief Executive Officer. Mr. Battaglia joined our company in 2020 and assumed increasingly senior positions with us, most recently Chief Operating Officer.

Our business depends on the availability to us of Mr. Battaglia, and our business would be materially and adversely affected if his services were to be unavailable to us. There is no assurance that Mr. Battaglia will continue to be available to us, although we have entered into a two-year employment agreement with Mr. Battaglia expiring in February 2027, subject to automatic annual renewals. In addition, our future success depends upon our ability to attract and retain other highly qualified personnel. Expansion of our business and the management and operation of our company will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. There can be no assurance that we will be able to attract or retain highly qualified personnel. As our industry continues to evolve, competition for skilled personnel with the requisite experience will be significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

We are in a highly competitive EV charging services industry and there can be no assurance that we will be able to compete with many of our competitors, which are larger and have greater financial resources.

We face strong competition from competitors in the EV charging services industry, including competitors who could duplicate our model. Many of these competitors may have substantially greater financial, marketing and development resources and other capabilities than us. In addition, there are very few barriers to entry to the market for our services. There can be no assurance, therefore, that any of our current and future competitors, many of whom may have far greater resources, will not independently develop services that are substantially equivalent or superior to our services. Therefore, investment in our company is very risky and speculative due to the competitive environment in which we may operate.

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

Any intellectual property rights claim against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination in this regard also could prevent us from offering our services to our customers and may require that we procure or develop substitute services that do not infringe.

With respect to any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms, may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. The technology also may not be available for us to license at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.

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

Further, effective patents, trademarks, service marks, copyright and trade secret protection may not be available in every country in which our services are available over the Internet. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in EV-related industries are uncertain and still evolving.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending all current and future patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from infringing on our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The European Union’s General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 (“CCPA”), the California Privacy Rights Act (“CPRA”), the Virginia Consumer Data Protection Act (VCDPA), the Colorado Privacy Act (“CPA”), the Connecticut Act Concerning Personal Data Privacy and Online Monitoring (“CDPA”) and the Utah Consumer Privacy Act (“UCPA”) exemplify the vulnerability of our business to the evolving regulatory environment related to personal data. Management’s attention may be diverted, and our compliance costs and potential liability may increase as a result of additional national and international regulatory requirements related to data privacy and data security.

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

We and our operations, as well as those of our contractors, suppliers, and customers, are subject to certain environmental laws and regulations, including laws related to the use, handling, storage, transportation, and disposal of hazardous substances and waste as well as electronic waste and hardware, whether hazardous or not. These laws may require us or others in our value chain to obtain permits and comply with procedures that impose various restrictions and obligations that may have material effects on our operations. If key permits and approvals cannot be obtained on acceptable terms, or if other operational requirements cannot be met in a manner satisfactory for our operations or on a timeline that meets our commercial obligations, it may adversely impact our business.

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

We conduct business globally and file income tax returns in multiple jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof (such as the United States Inflation Reduction Act of 2022 which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations); the implementation of the U.S. Corporate Alternative Minimum Tax (CAMT) effective in 2024, which imposes 15% minimum tax on large corporations based on adjusted financial statement income; tax policy initiatives and reforms under consideration (such as those related to the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting, or BEPS, project, the European Commission’s state aid investigations and other initiatives); the ongoing global implementation of the OECD’s Pillar Two framework, establishing a 15% global minimum tax, which may impact multinational tax planning strategies; the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends, royalties and interest paid. Additionally, recent U.S. state-level tax reforms, such as Louisiana’s reduction of its corporate tax rate from 7.5% to 5.5% and the elimination of its corporate franchise tax, may influence our overall tax obligations depending on our operational footprint.

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

Our failure to maintain effective internal controls over financial reporting could have a material adverse effect on our ability to report our financial results on a timely and accurate basis.

As disclosed within Item 9A., Controls and Procedures, management concluded that the material weaknesses in our internal controls over financial reporting existed as of December 31, 2024. We identified information technology deficiencies relating to change management and user access controls over certain systems that support our financial reporting processes.

Our failure to maintain appropriate and effective internal controls over our financial reporting could result in misstatements in our financial statements and potentially subject us to sanctions or investigations by the SEC or other regulatory authorities and could cause us to delay the filing of required reports with the SEC and our reporting of financial results. Any of these events could result in a decline in the market price of our common stock. Although we have taken steps to maintain our internal control structure as required, we cannot guarantee that a control deficiency will not result in a misstatement in the future. See “Item 9A – Controls and Procedures – Management’s Annual Report on Internal Control Over Financial Reporting” for further information on the material weaknesses.

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

Risks Related to Ownership of Our Securities

Our common stock price fluctuated significantly in 2024 and is likely to continue to fluctuate from its current level in 2025; our common stock must maintain a minimum closing bid price of $1.00 to satisfy Nasdaq continued listing standards.

The market price of shares of our common stock fluctuated significantly in 2024 and is likely to continue to fluctuate from its current level in 2025. During 2024, for example, the closing price of our shares ranged from a low of $1.39 per share to a high of $3.70 per share and, through April 4, 2025, our stock price this year has ranged from a low of $0.83 per share to a high of $1.68 per share. Future announcements concerning the introduction of new products, services or technologies or changes in product pricing policies by us or our competitors or changes in earnings estimates by analysts, among other factors, could cause the market price of our common stock to fluctuate substantially. Also, stock markets have experienced extreme price and volume volatility in the last twelve months. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of specific companies. EV and related companies like us, as a group, have experienced these broad market fluctuations, which have caused declines in the market prices of their common stock. Investors seeking short-term liquidity should be aware that we cannot provide assurance that our stock price will increase to previously higher levels.

Additionally, to maintain the listing of our common stock on The Nasdaq Capital Market, we are required to maintain, among other requirements, a minimum closing bid price of $1.00 per share. If we cannot maintain at least this price for 30 consecutive trading days to satisfy The Nasdaq Capital Market continued listing standards, our common stock could be delisted, (following limited additional time to regain compliance) which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock. The Company may explore alternative means to maintain compliance such as a reverse stock split.

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

As of April 4, 2025, we had outstanding warrants to purchase 1,145,914 shares of common stock and stock options to purchase 986,165 shares of common stock. Our Articles of Incorporation authorize us to issue up to 500 million shares of common stock, which would permit us to issue up to an additional approximately 400 million authorized, unissued shares of common stock, after giving effect to the approximate number of shares of common stock currently outstanding and the number of shares reserved for issuance under warrants and stock options.

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

On March 10, 2025, the Company’s indirect wholly owned subsidiary, Envoy Technologies, Inc. (“Envoy Technologies”), entered into Amendment No. 1 (the “Amendment”) to the Agreement and Plan of Merger, dated as of April 18, 2023 (the “Merger Agreement”), by and among the Company, Envoy Mobility, Inc. (formerly Blink Mobility, LLC), Envoy Technologies and Fortis Advisors LLC, as equityholders’ agent. The Amendment extended the date by which Envoy Technologies would need to complete an underwritten initial public offering by 45 days (to June 2, 2025 from April 18, 2025) in order to issue shares of Envoy Technologies common stock to the former shareholders of Envoy Technologies under the terms of the Merger Agreement, while the deadline for a direct listing remains April 18, 2025. In consideration for the extension, the value of the Envoy Technologies shares of common stock to be issued to the former shareholders of Envoy Technologies was increased to $23,000 from $22,500.

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

Our Articles of Incorporation grant our Board the power to issue additional shares of common and preferred stock and to designate a series of preferred stock, all without stockholder approval.

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

Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

We must continue to satisfy Nasdaq’s continued listing requirements, including, among other things, certain corporate governance requirements and a minimum closing bid price requirement of $1.00 per share. If a company fails for 30 consecutive business days to meet the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements.

While we have not received any delisting notices from Nasdaq, our common stock has closed below the $1.00 closing bid requirement for Nasdaq on a number of trading dates in late February and early March 2025. If our common stock becomes subject to delisting, it would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. If we seek to implement a further reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C.	CYBERSECURITY.

Our management recognizes the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, and manages those risks with a risk-management cybersecurity program. Among other things, these risks include operational risks, financial system risks, physical security risks, intellectual property theft, fraud, extortion, violation of data privacy and security laws, and harm to employees, drivers, site hosts, and property owners. Our capabilities and data, as well as those of our customers, suppliers, partners, and service providers, are critical to our operations and may contain confidential personal information, sensitive business-related information, or intellectual property. These capabilities are also susceptible to interruptions (including those caused by systems failures, cyber-attacks, and other natural or man-made incidents or disasters), which may be prolonged or go undetected. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

Risk Management and Strategy

We aim to incorporate industry best practices throughout our cybersecurity program and have live data recovery and breach policies in place. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks. Our cybersecurity program is designed to be aligned with applicable industry standards and is evaluated annually as a part of our Sarbanes-Oxley information technology control testing procedures.

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

We also have a process to manage cybersecurity risks associated with third-party service providers. We impose industry-standard security requirements upon our suppliers, including that they maintain an effective security management program; abide by information handling and asset management requirements; and notify us of any known or suspected cyber incident, among others. We obtain and review our third-party service providers’ SOC 1 Type II reports for appropriate information technology controls, including security, to ensure that they adhere to these standards, when available.

Cybersecurity Governance

Cybersecurity is an integral part of our risk management processes and a significant area of focus for the Board of Directors and management team. The Audit Committee is responsible for the cybersecurity component of our IT operations, and the Audit Committee reviews the status of ongoing efforts and incidents at every Board of Directors meeting.

ITEM 2.	PROPERTIES.

We lease our principal executive offices and international headquarters at 5081 Howerton Way, Suite A, Bowie, Maryland 20715.

In addition, we lease office spaces in Tempe, Arizona; Bowie, Maryland; Los Angeles, California; Amsterdam, the Netherlands; Antwerp, Belgium; St Albans, England; and India (Delhi and Bangalore), from which we operate our current business.

The Company believes its existing facilities and equipment, which are used by all reportable segments, are in good operating condition and are suitable for the conduct of its business.

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

In September 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserted that the Director defendants caused Blink to make the statements at issue in the securities class action and, as a result, the Company incurred costs defending against the Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserted claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he sought damages sustained by the Company as a result of the defendants’ alleged breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. In December 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants in the Klein Lawsuit and asserted similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). In June 2022, the court consolidated the Klein and Bhatia actions under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The action remains stayed. The Company wholly and completely disputes the allegations. The Company has retained legal counsel to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2024, as it determined that any such loss contingency was either not probable or estimable.

In February 2022, a shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in Clark County, Nevada seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The McCauley Lawsuit asserted similar claims and sought similar damages as the Klein Lawsuit. The action remains stayed. The Company wholly and completely disputes the allegations. The Company has retained legal counsel to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2024, as it determined that any such loss contingency was either not probable or estimable.

The Farkas Group, Inc. (“FGI”), a Florida corporation whose principal is former Company CEO, Michael D. Farkas, filed a demand for arbitration on April 1, 2024, alleging that the Company owes FGI commissions pursuant to a November 17, 2009 commission agreement between the parties. The Company filed an answer denying the claim and counterclaimed against FGI, Mr. Farkas, and one of his companies, NextNRG Holdings (“NEXT”), alleging that FGI, Mr. Farkas, and NEXT are in violation of non-compete agreements. NEXT later filed a petition with the Florida Superior Court to stay the arbitration as to NEXT. The Florida Court denied NEXT’s petition, and the arbitration is scheduled to resume in March 2025. While the outcome of this matter cannot be determined at this time, it is not currently expected to have a material adverse impact on our business.

In July 2023, the Company received a subpoena from the SEC requesting the production of documentation and other information since January 1, 2020, relating to various subjects, including discrete disclosure matters. On January 15, 2025, the Company received a termination letter from the Staff of the SEC that concluded the investigation without recommending an enforcement action against Blink Charging with the proviso that the Staff could re-open the investigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock are traded on The Nasdaq Capital Market under the symbol “BLNK.”

Security Holders

As of April 4, 2025, we had approximately 386 stockholders of record and a greater number of beneficial holders for whom shares are held in a “nominee” or “street” name.

The closing price of our common stock on April 4, 2025 was $0.83 per share, as reported by The Nasdaq Capital Market.

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

The following stock performance graph compares the cumulative total stockholder return of the Company’s common stock with the cumulative total return of the S&P 500 index and the Russell 2000 index for the last five fiscal years. The graph assumes the investment of $100 in our common stock and each of such indices on December 31, 2019 and the reinvestment of dividends, as applicable.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2024 and 2023 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. This section generally discusses the results of our operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 18, 2024. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

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

Overview

We are a leading owner, operator, provider, and manufacturer of EV charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various locations. Blink’s principal line of products and services is its Blink Networks and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”), and other EV-related services. The Blink Networks are a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Networks provide Property Partners, among other types of commercial customers, with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Networks also provide EV drivers with vital station information, including station location, availability, and fees (as applicable).

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

We also own and operate car-sharing and ride-sharing programs through our wholly owned subsidiary, Envoy Mobility. These programs allow customers to share electric vehicles through subscription services and charge those cars through our charging stations.

As of December 31, 2024, we contracted, sold or deployed 109,596 chargers, of which 87,500 were on Blink Networks (comprised of 61,625 Level 2 commercial chargers, 1,392 DCFC commercial chargers, 691 residential chargers, and 23,792 chargers pending to be commissioned). Included on Blink Networks are 6,867 chargers owned by us. The remaining 22,096 were non-networked, on other networks, international sales, or deployments (comprised of 5,155 Level 2 commercial chargers, 75 DC Fast Charging chargers, 12,298 residential Level 2 Blink EV chargers, 2,861 sold to other U.S. networks and, 1,707 sold internationally). Blink networked chargers include public and private chargers, as designated by stations owners, and are net of swap-outs, replacement units, and decommissioned units. Certain commercial chargers include chargers installed in residential settings for commercial purposes. All chargers, including at all international Blink locations, are categorized based on US Department of Energy guidelines.

During the year ended December 31, 2024, the Company sold 8,970,010 shares of its common stock pursuant to the ATM program for gross proceeds of approximately $27,004 and net proceeds of approximately $26,396 after deducting offering expenses. As of December 31, 2024, 40,443,426 shares have been sold pursuant to the ATM program, representing gross proceeds of approximately $151,352. Subsequent to December 31, 2024, the Company sold an aggregate of 681,330 shares of common stock aggregate gross proceeds of $909.

Recent Developments

Product and Service Offerings

We offer a variety of EV charging products and services to Property Partners and EV drivers.

EV Charging Solutions

■	Level 2. We offer a wide range of Level 2 (AC) EV charging equipment, ideal for commercial and residential use, with the North American standard J1772 connector, the North American Charging Standard (NACS) connector, and the Type 2 connector compatible with electric vehicles in Europe and across Latin America.

■	Our commercial Level 2 chargers consist of the EQ, HQ, MQ, and IQ 200 families and the Series 4, 6, 7, and 8 families, which are available in pedestal, wall mount, and pole mount configurations. The MQ and IQ 200, along with the Series 6, 7, and 8 chargers offer an optional cable management system. Additionally, we offer three residential Level 2 chargers for the Americas: the wall-mounted HQ 200, Series 4, and a smart charging cable, the PQ 150, designed for European markets. Our commercial and residential chargers (except the non-networked HQ 150) can connect to the Blink Networks or a local network. Level 2 charging stations typically provide a full charge in two to eight hours. Level 2 chargers are ideally suited for low-cost installations and frequently used parking locations, such as workplaces, multifamily residential, retail, hospitality, mixed-use facilities, parking garages, municipalities, colleges/schools, hospitals and airports.

■	International Products. We offer Level 2 AC and DC products for the rapidly expanding international markets targeted at the residential, workplace, retail, parking garages, leasing companies, hospitality, and other locations. These products are available with the Type 2, GBT, and CCS 2 connectors and include the PQ 150, Series 3 (an ideal product for the 2/3-wheeled vehicles), and the EQ 200.

■	Mobile Charger. We offer the HQ 200-M Level 2 charger for the mobile/emergency charging market which requires a portable charger to be used for roadside or other use cases where a connection to the electricity grid is not available.

■	DCFC. We offer a complete line of DC Fast Charging equipment (“DCFC”) that ranges from 30kW to 360kW, supports the ‘CHAdeMo’, CCS1, and NACS connectors, and typically provide an 80% charge in less than 30 minutes. Installation of DCFC stations and grid requirements are typically greater than Level 2 charging stations and are ideally suited for transportation hubs and locations between travel destinations. These include the Series 9 30kW DC Fast Charger that works ideally for the fleet and auto dealership segments and is available in wall and pedestal mount configurations, the Blink 30kW DC Fast Charger that boasts a small footprint providing up to 100 amps of output, and the Blink 60kW – 360kW DC Fast Charger that provides from 140 to 500 amps of power.

■	Blink Network. The Blink Network is a cloud-based platform that manages our network of EV chargers around the world for remote monitoring, management, payment processing, customer support, and other features required for operating the Blink Networks of EV charging locations.

■	Blink Charging Mobile App. We offer Blink Charging Mobile Apps (iOS and Android) that provide EV drivers control by giving them improved search capabilities which allows them to search for nearby amenities, as well as chargers by zip-codes, city, business, category, or address, and expanded keyword search. The app also includes payment functionality, eliminating the need for a credit card.

■	Fleet Management. We offer Fleet Management applications, targeted at commercial, municipal, and federal fleets for planning, managing, and optimizing their departure schedules and energy costs. Our Fleet Management applications can be used as standalone tools or integrated into existing fleet management solutions, which allows Blink to be a flexible and value-added solution within existing software stacks.

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

Results of Operations

Year Ended December 31, 2024 Compared Year Ended December 31, 2023

	For The Years Ended
	December 31,
	2024	2023	Difference $	Difference %

Revenues:
Product sales	$81,703	$109,416	$(27,713)	-25%
Charging service revenue	21,445	15,646	5,799	37%
Network fees	8,716	7,481	1,235	17%
Warranty	6,427	3,258	3,169	97%
Grant and fees rebate	1,704	469	1,235	263%
Car-sharing services	4,667	3,302	1,365	41%
Other	1,535	1,026	509	50%

Total Revenues	126,197	140,598	(14,401)	-10%

Cost of Revenues:
Cost of product sales	54,164	72,532	(18,368)	-25%
Cost of charging services	2,613	3,540	(927)	-26%
Host provider fees	12,870	9,140	3,730	41%
Network costs	2,399	1,969	430	22%
Warranty and repairs and maintenance	2,602	4,605	(2,003)	-43%
Car-sharing services	4,469	4,356	113	3%
Depreciation and amortization	6,299	4,250	2,049	48%

Total Cost of Revenues	85,416	100,392	(14,976)	-15%

Gross Profit	40,781	40,206	575	1%

Operating Expenses:
Compensation	58,665	92,669	(34,004)	-37%
General and administrative expenses	31,779	35,030	(3,251)	-9%
Other operating expenses	20,391	17,825	2,566	14%
Change in fair value of consideration payable	2,910	-	2,910	-
Impairment of goodwill	126,984	89,087	37,897	43%
Impairment of intangible assets	-	5,143	(5,143)	-100%

Total Operating Expenses	240,729	239,754	975	0%

Loss From Operations	(199,948)	(199,548)	(400)	0%

Other Income (Expense):
Interest expense	(431)	(3,546)	3,115	-88%
Dividend and interest income	2,935	1,909	1,026	54%
Gain (loss) on extinguishment of notes payable	36	(1,000)	1,036	-104%
Change in fair value of derivative and other accrued liabilities	(10)	8	(18)	-225%
Other expense	-	(22)	22	-100%

Total Other Income (Expense)	2,530	(2,651)	5,181	-195%

Loss Before Income Taxes	$(197,418)	$(202,199)	$4,781	-2%

Provision for income taxes	(714)	(1,494)	780	-52%

Net Loss	$(198,132)	$(203,693)	$5,561	-3%

Revenues

Total revenue for the year ended December 31, 2024 was $126,197 compared to $140,598 for the year ended December 31, 2023, a decrease of $14,401, or 10%.

Revenue from product sales was $81,703 for the year ended December 31, 2024 compared to $109,416 for the year ended December 31, 2023, a decrease of $27,713 or 25%. This decrease was attributable to decreased unit sales and the product mix of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2023.

Charging service revenue was $21,445 for the year ended December 31, 2024 compared to $15,646 for the year ended December 31, 2023, an increase of $5,799, or 37%. The increase is due to the increase in utilization of chargers and an increased number of chargers on the Blink Networks.

Network fee revenue was $8,716 for the year ended December 31, 2024 compared to $7,481 for the year ended December 31, 2023 an increase of $1,235, or 17%. The increase was attributable to increases in host owned units during the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Warranty revenue was $6,427 for the year ended December 31, 2024 compared to $3,258 for the year ended December 31, 2023, an increase of $3,169, or 97%. The increase was primarily attributable to an increase in warranty contracts sold for the year December 31, 2024 compared to the year ended December 31, 2023. During the year ended December 31, 2024, the Company recognized revenues for the sale of Blink warranty programs to a third party of $1,826.

Grant and fees rebate revenues were $1,704 for the year ended December 31, 2024, compared to $469 for the year ended December 31, 2023, an increase of $1,235, or 263%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The increase in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the years ended December 31, 2024 and 2023.

Car-sharing services revenues were $4,667 during the year ended December 31, 2024, compared to $3,302 during the year ended December 31, 2023, an increase of $1,365, or 41%. The increase in revenues is due to the increase in properties and participants subscribing to the car-sharing services.

Other revenue increased by $509, or 50% to $1,535 for the year ended December 31, 2024, compared to $1,026 for the year ended December 31, 2023. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the year ended December 31, 2024 compared to the same period in 2023. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the year ended December 31, 2024 were $85,416 as compared to $100,392 for the year ended December 31, 2023, a decrease of $14,976 or 15%.

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

Cost of product sales decreased by $18,368, or 25%, to $54,164 for the year ended December 31, 2024, compared to $72,532 for the year ended December 31, 2023. The decrease was primarily due to the decrease in product sales of commercial chargers, DC fast chargers and home residential chargers during the year ended December 31, 2024 compared to the same period in 2023.

Cost of charging services (electricity reimbursements) decreased by $927, or 26%, to $2,613 for the year ended December 31, 2024, compared to $3,540 for the year ended December 31, 2023. The decrease in 2024 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $3,730, or 41%, to $12,870 during the year ended December 31, 2024, compared to $9,140 during the year ended December 31, 2023. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements.

Network costs increased by $430, or 22%, to $2,399 for the year ended December 31, 2024, compared to $1,969 for the year ended December 31, 2023. The increase was a result of the increase in charging stations on our network and connectivity costs incurred compared to the same period in 2023.

Warranty and repairs and maintenance costs decreased by $2,003, or 43%, to $2,602 for the year ended December 31, 2024, compared to $4,605 for the year ended December 31, 2023. The decrease in 2024 was attributable to a reduction in warranty and repairs and maintenance cases. As of December 31, 2024, we recorded a liability of $521 which represents the estimated cost of existing backlog of known warranty cases.

Cost of car-sharing services was $4,469 during the year ended December 31, 2024 compared to $4,356 during the year ended December 31, 2023, an increase of $113, or 3%. The increase was due to an increase in costs related to vehicles used in this operation during the period.

Depreciation and amortization expense increased by $2,049, or 48%, to $6,299 for the year ended December 31, 2024, compared to $4,250 for the year ended December 31, 2023. The increase in depreciation expense was attributable to an increase in the number of EV charging stations and vehicles associated with the car-share services.

Operating Expenses

Compensation expense decreased by $34,004, or 37%, to $58,665 (consisting of approximately $55,140 of cash compensation and approximately $3,525 of non-cash compensation) for the year ended December 31, 2024 compared to $92,669 (consisting of approximately $70,630 of cash compensation and approximately $22,039 of non-cash compensation) for the year ended December 31, 2023. The decrease in compensation expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily related to decreases in personnel and compensation in executive, marketing, sales and operations departments as a result of cost savings and synergies realized. Also contributing to the decrease was the recording during the year ended December 31, 2023 of compensation expense for (1) non-cash stock-based compensation of approximately $5,500 related to the accelerated vesting of equity award grants and additional stock-based compensation associated with the resignation of our former Chief Executive Officer pursuant to the terms of his Executive Chairman and CEO Employment Agreement, dated May 28, 2021 (the “Former CEO Employment Agreement”), as set forth in the Separation and General Release Agreement, dated as of September 20, 2023, between our Company and the former Chief Executive Officer; and (2) non-recurring expenses of approximately $10,000 consisting of the non-recurring payment of approximately $5,000 to our former Chief Executive Officer pursuant to the Former CEO Employment Agreement and non-recurring bonus expense of $5,000 related to the achievement of key performance milestones by our Chief Technology Officer under his employment agreement, dated April 12, 2021. Furthermore, the decrease in compensation expense was partially offset by severance expense of $1,200 recorded during the year ended December 31, 2024 associated with the cost reduction plans we initiated during 2024.

General and administrative expenses decreased by $3,251, or 9%, from $35,030 for the year ended December 31, 2023 to $31,779 for the year ended December 31, 2024. The decrease was primarily attributable to decreases in consulting/other professional services, marketing, software licensing, recruiting, investor/public relations and credit losses of $4,447 partially offset by increases in accounting/auditing, information technology and legal expenditures of $475. Further, general and administrative expenses decreased due to a decrease in amortization expense of $1,866.

Other operating expenses increased by $2,566, or 14%, from $17,825 for the year ended December 31, 2023 to $20,391 for the year ended December 31, 2024. The increase was primarily attributable to increases in loss on sale of assets, software licensing, insurance and property/use taxes expenses of $1,390 partially offset by decreases in rent, website, annual meeting, hardware and software development expenditures, travel and vehicle expenditures of $2,140 for year ended December 31, 2024 compared to the year ended December 31, 2023.

Change in fair value of consideration payable increased by $2,910 due to the change in the assumptions estimating the probability of the IPO of Mobility.

During the year ended December 31, 2024, we observed certain triggering events, including a decline in our stock price and, as a result, we conducted a quantitative impairment analysis of our goodwill and intangible assets and determined that the fair value of our reporting units were less than the carrying amount and, as a result, recorded an impairment charge of $126,984 related to goodwill during the year ended December 31, 2024 compared to a goodwill impairment charge of $89,087 and an intangible asset impairment charge of $5,143 during the year ended December 31, 2023.

Other Income (Expense)

Other income (expense) increased by $5,181 from ($2,651) for the year ended December 31, 2023, to $2,530 for the year ended December 31, 2024. The increase in other income (expense) was primarily attributable to an increase in dividend and interest income of $1,026 and a decrease in interest expense of $3,115.

Provision For Income Taxes

Provision for income taxes was $714 during the year ended December 31, 2024, as compared to $1,494 during the year ended December 31, 2023. The Company’s statutory federal income tax rate for 2024 and 2023 was 21%. The Company’s effective tax rate for 2024 and 2023 was 0.4% and 0.7%, respectively. The decrease in the provision for income taxes and the effective tax rate was related to certain subsidiaries which generated less net income during the year ended December 31, 2024 as compared to the 2023 period.

Net Loss

Our net loss for the year ended December 31, 2024, decreased by $5,561, or 3%, to $198,132 as compared to $203,693 for the year ended December 31, 2023. The decrease was primarily attributable to a decrease in compensation expense and general and administrative expenses in conjunction with current and anticipated growth of our company partially offset by the decrease in revenues and further offset by an increase in goodwill impairment.

Total Comprehensive Loss

Our total comprehensive loss for the year ended December 31, 2024 was $201,441 whereas our total comprehensive loss for the year ended December 31, 2023 was $203,183, a decrease of $1,742 for the same reasons as noted above related to the decrease in our net loss.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31,
	2024	2023

Cash and Cash Equivalents	$41,774	$98,721

Marketable Securities	$13,630	$22,970

Working Capital	$81,908	$152,033

Debt	$265	$38,108

During the years ended December 31, 2024 and 2023, we financed our activities from proceeds derived from debt and equity financings which were raised in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the years ended December 31, 2024 and 2023, we used cash of $47,162 and $97,570, respectively, in our operations. Our cash used for the year ended December 31, 2024 was primarily attributable to our net loss of $198,132, which was reduced by net non-cash expenses in the aggregate amount of $155,217, and by $4,247 of net cash used in changes in the levels of operating assets and liabilities. Our cash used for the year ended December 31, 2023 was primarily attributable to our net loss of $203,693, reduced by net non-cash expenses in the aggregate amount of $133,566, and by $27,443 of net cash used in changes in the levels of operating assets and liabilities.

During the year ended December 31, 2024, net cash provided by investing activities was $4,148, of which, $8,617 was used to purchase charging stations and other fixed assets, offset by $3,425 was related to sale of the office building, $1,160 was used in the purchase of marketable securities and $10,500 was provided by the sale of marketable securities. During the year ended December 31, 2023, net cash used in investing activities was $36,210 of which, $4,660 was used as cash consideration for Envoy (net of cash acquired), $7,552 was used to purchase charging stations and other fixed assets, and $1,028 was related to the payment of engineering costs that were capitalized, $16,442 was provided by the sale of marketable securities and $39,412 was used in the purchase of marketable securities.

During the year ended December 31, 2024, net cash used in financing activities was $12,419, of which $26,396 was attributable to the net proceeds from the sale of common stock from the public offering, $37,881 was used to pay down notes payable, $596 was used to pay down our finance lease liability and $338 was used to pay down our liability in connection with internal use software. During the year ended December 31, 2023, net cash provided by financing activities was $197,315, of which, $208,865 was attributable to the net proceeds from the sale of common stock from the public offering, $835 was provided by the exercise of warrants and options, offset by $9,292 was used to pay down notes payable, $2,837 was used to pay down our finance lease liability and $256 used to pay down our liability in connection with internal use software.

As of December 31, 2024, we had cash and cash equivalents, marketable securities, working capital and an accumulated deficit of $41,774, $13,630, $81,908 and $735,855, respectively. During the year ended December 31, 2024, we generated a net loss of $198,132.

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

During the year ended December 31, 2024, the Company sold 8,970,010 shares of its common stock pursuant to the ATM program for gross proceeds of approximately $27,004 and net proceeds of approximately $26,396 after deducting offering expenses. As of December 31, 2024, 40,443,426 shares have been sold pursuant to the ATM program, representing gross proceeds of approximately $151,352. Subsequent to December 31, 2024, the Company sold an aggregate of 681,330 shares of common stock aggregate gross proceeds of $909.

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

Contractual Obligations and Commitments

We have operating and finance lease obligations over the next five years of approximately $10,509. These operating lease and financing lease obligations are primarily related to corporate office space, warehousing, and parking spaces related to our car-sharing services.

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

Business Combinations

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

At the date of the business combination, the Consideration payable liability is estimated using a Monte Carlo simulation model to determine the probability of achieving certain milestones. In order to perform the fair value calculations the following estimates are considered: probability of a public offering and discount rates.

Goodwill Impairment

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

The Company determines fair value through multiple valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals and weighs the results accordingly. The Company is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. Reporting unit fair value estimates include significant assumptions such as: revenue growth rates, operating margins, estimated royalty rates, company-specific risk premiums used in the weighted-average cost of capital, and certain multiples, which are affected by expectations about future market or economic conditions. The Company performs sensitivity analyses on significant assumptions to evaluate how changes in the estimated fair values of reporting units respond to changes in assumptions, specifically the revenue growth rates and the weighted-average cost of capital. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. Material changes in these estimates, such as our weighted average cost of capital, could occur and result in additional impairment in future periods.

During the three months ended September 30, 2024, the Company determined that the Legacy Blink reporting unit’s carrying value exceeded the estimated fair value as of September 30, 2024. Consequently, the Company recognized a goodwill impairment charge of $69,111 during the three and nine months ended September 30, 2024 in the condensed consolidated statements of operations.

Furthermore, as part of its annual impairment test, the Company determined that the Legacy Blink and Mobility reporting units’ carrying value exceeded the estimated fair value. Consequently, the Company recognized an additional goodwill impairment charge of $57,873 during the year ended December 31, 2024.

Recently Issued Accounting Standards

For a description of our recently issued accounting standards, see Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We have foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both its revenue and its operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances, as of December 31, 2024. As our foreign operations expand, its results may be more materially impacted by fluctuations in the exchange rates of the currencies in which it does business. At this time, we do not enter into financial instruments to hedge its foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are included in this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 14, 2024, the Audit Committee approved, and the Board of Directors ratified, the dismissal of Marcum LLP as our independent registered public accounting firm, effective immediately following the issuance of our condensed consolidated financial statements for the three ended March 31, 2024. In addition, on and effective as of May 14, 2024, the Audit Committee approved, and the Board of Directors ratified, the appointment of Grant Thornton LLP as our independent registered public accounting firm for the three and six months ended June 30, 2024, and for the fiscal year ended December 31, 2024.

See our report on Form 8-K furnished to the SEC on May 14, 2024, for additional information with respect to the change in accountants.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by the SEC Rules 13a-15(e) and 15d-15(e), we carried out an evaluation under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024, due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act). Our internal control system was designed to, in general, provide reasonable assurance to our company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2024, because of the material weaknesses reported below.

Management identified certain information technology (“IT”) deficiencies in the design and maintaining effective controls over the Company’s European subsidiaries’ enterprise resource planning (“ERP”) IT applications as well as the Company’s car charging revenue IT applications. Specifically, the Company did not design and maintain 1) user access controls to ensure appropriate IT segregation of duties and 2) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately related to the aforementioned IT applications. The Company’s business process automated and manual controls that are dependent on the affected IT applications were also deemed ineffective because they could have been adversely impacted. Additionally, management identified certain deficiencies in the design and maintaining effective controls related to the occurrence of revenue and the existence of receivables as well as the allocation of the transaction price based on standalone selling prices. Lastly, the Company did not maintain appropriately designed or operating controls related to the documenting and assessing the completeness of net operating losses associated with income taxes.

The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which appears in Item 9A of this Annual Report.

Although these material weaknesses did not result in any identified material misstatements to the financial statements and there were no resulting changes to previously released financial results, these material weaknesses could have resulted in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected and corrected on a timely basis.

Remediation of Previously Identified Material Weakness

During 2024, executive management made a strong commitment to the importance of internal control and to create and maintain an effective internal control environment commensurate with the Company’s growth. Management continued to implement improvements to the Company’s system of internal control, including reevaluating the adequacy of design and the operational effectiveness of internal controls over financial reporting at all significant locations. These improvements and remediation efforts included:

●	Engaged a third-party CPA firm to assist with the documentation and evaluation of the design and implementation of IT controls
●	Designed and implemented new controls, and enhanced the design of existing IT general controls, including controls over program change management
●	Designed and implemented enhanced policies and procedures related to certain management review controls over segregation of duties
●	Developing a training program addressing IT general controls and policies, including educating control owners concerning the principles and requirements of each control, with a focus on change management and user access over IT systems impacting financial reporting
●	Increased documentation and evidence related to management review controls associated with the review of valuation inputs, most notably utilized for the evaluation of potential impairment of goodwill. Management continued to engage third-party specialists to assist management with valuations, including valuation model techniques

The Audit Committee has been actively engaged and exercised continuous oversight throughout the process. Based on the remediation efforts described above that were performed during 2024, the Company successfully remediated its previous material weakness around management’s review of valuation inputs, such as the review of valuation inputs associated with the impairment of goodwill; and (b) information technology deficiencies in the design and implementation of change management and user access controls over financial IT applications and underlying records that support the Company’s financial reporting processes, impact automated process-level and manual controls, and provide the assurance that the data produced by these systems is complete and accurate, except for the aforementioned IT applications that were included within the material weakness described above.

Remediation Plan and Status

The Company has continued implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the items mentioned above as well as the following:

●	The Company plans to migrate the European ERP IT applications to their United States ERP IT application. Management has migrated one European ERP IT application as of January 1, 2025 and plans to migrate the second European ERP IT application during 2025.
●	For our car charging revenue IT applications, management is designing and implementing controls over segregation of duties and implementing other IT general controls, including controls over program change management.
●	Management is designing and implementing additional internal controls with adequate precision for identifying and evaluating appropriate revenue recognition as well as existence of receivables.
●

The Company plans to design and implement additional controls to ensure the completeness of net operating losses associated with the valuation of deferred tax assets and liabilities included within the Company’s income tax provision

Additionally, while making serious efforts at Company-wide cost reduction and after appropriately analyzing cost-benefits, management continues to review both the adequacy of design and validated the operational effectiveness of its key controls while further prioritizing automation initiatives being undertaken by the Company to strengthen the Company’s internal control environment.

The Audit Committee will continue to be actively engaged and exercise continuous oversight throughout the process.

Our management believes that these remediation actions, when fully implemented, will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. However, our remediation efforts are ongoing and additional remediation initiatives may be necessary. We will continue to develop, implement, and strengthening existing policies, procedures, and internal controls and make any further changes management deems appropriate.

Remediation of certain of the previously identified material weaknesses and strengthening our internal control environment has required and will continue to require a substantial effort throughout 2025. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in the Company’s internal control over the financial reporting during the fourth quarter of 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

grant thornton llp 101 E. Kennedy Blvd., Suite 3850 Tampa, FL 33602 D +1 813 229 7201 F +1 813 223 3015

Board of Directors and Stockholders
Blink Charging Co.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Blink Charging Co.

(a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

The Company's information technology (“IT”) general controls related to the Company’s European subsidiaries’ enterprise resource planning IT applications as well as the Company’s car charging revenue IT applications were not effective. In addition, the Company’s business process automated and manual controls that are dependent on the affected IT applications were also deemed ineffective because they could have been adversely impacted. Further, the Company did not maintain appropriately designed and operating controls related to the occurrence of revenues and the existence of accounts receivable as well as the allocation of the transaction price based on standalone selling prices. Lastly, the Company did not maintain appropriately designed or operating controls related to documenting and assessing the completeness of net operating loss carryforwards associated with income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated April 8, 2025 which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP

Tampa, Florida

April 8, 2025

ITEM 9B.	OTHER INFORMATION.

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2024 year-end.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2024 year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2024 year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2024 year-end.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2024 year-end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3)	EXHIBITS

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.4	Agreement and Plan of Merger, dated as of April 18, 2023, by and among Blink Charging Co., Blink Mobility, LLC, Mobility Merger Sub Inc., Envoy Technologies, Inc., and Fortis Advisors LLC (as Equityholders’ Agent)	8-K	2.1	04/24/2023
2.5	Amendment No. 2, dated as of August 4, 2023, to Agreement and Plan of Merger, dated as of June 13, 2022, by and among Blink Charging Co., SemaConnect LLC and Shareholder Representative Services LLC, as Stockholders’ Representative.	10-Q	2.2	08/09/2023
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock		3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock		3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock		3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock		3.4	04/07/2022
4.2	Form of Common Stock Purchase Warrant dated April 9, 2018	8-K	4.1	04/19/2018
4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.3	04/02/2020
10.14*	2018 Incentive Compensation Plan	Proxy	-	08/14/2018
10.18*	Employment Offer Letter, dated February 7, 2020, between Blink Charging Co. and Michael P. Rama	8-K	10.1	02/11/2020
10.20*	Employment Offer Letter, dated as of March 29, 2020, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	04/20/2020
10.22*	Employment Agreement, dated December 27, 2021, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	12/29/2021
10.23*	Employment Agreement, dated April 20, 2021, between Blink Charging Co. and Harjinder Bhade	10-K/A	10.20	04/29/2022
10.24*	Employment Agreement, dated May 19, 2022, between Blink Charging Co. and Michael P. Rama	8-K	10.1	05/24/2022
10.25*	Employment Agreement, dated May 19, 2022, between Blink Charging Co. and Aviv Hillo	8-K	10.2	05/24/2022
10.29	Sales Agreement, dated September 2, 2022, between Blink Charging Co. and the Sales Agents	8-K	10.1	09/02/2022
10.31*	Employment Agreement, dated May 1, 2023, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	05/05/2023
10.32*	Amendment to Blink Charging Co. 2018 Incentive Compensation Plan	14A	A	06/14/2023
10.33*	Separation and General Release Agreement, dated as of June 20, 2023, between Blink Charging Co. and Michael D. Farkas	8-K	10.1	06/23/2023
10.34*	Employment Offer Letter, dated October 30, 2023, between Blink Charging Co. and Harjinder Bhade	8-K	10.1	11/03/2023
10.35	Amendment to Sales Agreement, dated as of November 2, 2023, between Blink Charging Co. and the Agents	8-K	10.1	11/22/2023
10.36*	Executive Advisor Employment Agreement, dated August 27, 2024, by and between Blink Charging Co. and Brendan S. Jones	8-K	10.1	08/30/2024
10.37*	Chief Executive Officer Employment Agreement, dated January 23, 2025, between Michael Battaglia and Blink Charging Co.	8-K	10.1	01/28/2025
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Grant Thornton LLP				X
23.2	Consent of Marcum LLP				X
31.1	Rule 13a-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer				X
32.2**	Section 1350 Certification of Principal Financial Officer				X
97.1*	Blink Charging Co. Policy for Recovery of Erroneously Awarded Compensation	10-K	97.1	18/03/2024
101.INS	Inline XBRL Instance.				X
101.XSD	Inline XBRL Schema.				X
101.PRE	Inline XBRL Presentation.				X
101.CAL	Inline XBRL Calculation.				X
101.DEF	Inline XBRL Definition.				X
101.LAB	Inline XBRL Label.				X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK CHARGING CO.

Date: April 8, 2025	By:	/s/ Michael Battaglia
Michael Battaglia
President and Chief Executive Officer (Principal Executive Officer)

Date: April 8, 2025	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Battaglia	President, Chief Executive Officer, and Director	April 8, 2025
Michael Battaglia	(Principal Executive Officer)

/s/ Michael Rama	Chief Financial Officer	April 8, 2025
Michael P. Rama	(Principal Financial and Accounting Officer)

/s/ Aviv Hillo	General Counsel, Executive Vice President of M&A, and Director	April 8, 2025
Aviv Hillo

/s/ Ritsaart J.M. van Montfrans	Chairman of the Board	April 8, 2025
Ritsaart J.M. van Montfrans

/s/ Brendan S. Jones	Director	April 8, 2025
Brendan S. Jones

/s/ Martha Crawford	Director	April 8, 2025
Martha Crawford

/s/ Jack Levine	Director	April 8, 2025
Jack Levine

/s/ Kristina A. Peterson	Director	April 8, 2025
Kristina A. Peterson

/s/ Cedric L. Richmond	Director	April 8, 2025
Cedric L. Richmond

BLINK CHARGING CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

grant thornton llp

101 E. Kennedy Blvd., Suite 3850

Tampa, FL 33602

D +1 813 229 7201

F +1 813 223 3015

Board of Directors and Stockholders
Blink Charging Co.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Blink Charging Co. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 8, 2025 expressed an adverse opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Change in accounting principle

As discussed in Note 2 to the consolidated financial statements, the Company has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with ASU 2023-07, Segment Reporting (Topic 280).

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Quantitative Impairment Assessments – Legacy Blink and Mobility Reporting Units

As described further in Notes 2 and 6 to the consolidated financial statements, management evaluates goodwill for impairment on an annual basis, or more frequently if impairment indicators exist, at the reporting unit level. For the quantitative impairment assessments performed during the year, management estimated the fair values of its reporting units using a combination of the income and market approaches. The determination of the fair values of the reporting units requires management to make significant estimates and assumptions related to the preparation of discounted future cash flows. The market approach also requires management judgment in estimating market multiples and control premiums. We identified the goodwill quantitative impairment assessments of the Legacy Blink and Mobility reporting units as a critical audit matter.

The principal consideration for our determination that the goodwill quantitative impairment assessments of the Legacy Blink and Mobility reporting units is a critical audit matter is that changes in the significant assumptions could materially affect the determination of the fair value of the reporting units, the amount of any goodwill impairment charge, or both. Management utilized significant judgment when estimating the fair value of the Legacy Blink and Mobility reporting units and auditing management’s judgments regarding prospective financial information, the selected discount rate, estimated market multiples, the control premium and weighting applied involved a high degree of subjectivity due to the estimation uncertainty.

Our audit procedures related to the goodwill quantitative impairment assessments of the Legacy Blink and Mobility reporting units included the following, among others:

●	We tested the design and operating effectiveness of the key controls relating to management’s goodwill impairment process, including controls over review of the assumptions used to develop future cash flows, the discount rate used, and the valuation methodologies applied.
●	We evaluated management’s process for determining the fair value of the Legacy Blink and Mobility reporting units.
●	We involved valuation specialist professionals with specialized skills and knowledge to assist in evaluating the Company’s methodology for the income approach and market approach to conclude on the fair value of the Legacy Blink and Mobility reporting units. With the assistance of our valuation specialists, we assessed the discount rates by developing a range of independent estimates and comparing those to the rates selected by management. We also involved our valuation specialists to evaluate the assumptions used in applying the market approach, including evaluating the reasonableness of estimated market multiples, control premium and weighting applied. We recomputed the arithmetic accuracy of the prospective financial information and evaluated the reasonableness of significant assumptions such as revenue growth and changes to expenditures that would impact the Company's earnings before interest, income taxes, depreciation and amortization. We compared these key assumptions to historical information, budgeted information, industry data and industry data to determine the reasonableness of the prospective financial information.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP

We have served as the Company’s auditor since 2024.

Tampa, Florida
April 8, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Blink Charging Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blink Charging Co. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum LLP

We served as the Company’s auditor from 2014 to 2024.

New York, NY

March 18, 2024, except for Segment Reporting in Note 17 and Revision of Previously Issued Consolidated Financial Statements in Note 18, as to which the date is April 8, 2025

BLINK CHARGING CO.

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	December 31,
	2024	2023

Assets
Current Assets:
Cash and cash equivalents	$41,774	$98,721
Marketable securities	13,630	22,970
Accounts receivable, net	43,201	45,447
Inventory, net	38,280	47,942
Prepaid expenses and other current assets	4,267	6,654

Total Current Assets	141,152	221,734
Restricted cash	78	79
Property and equipment, net	38,671	35,127
Operating lease right-of-use assets	9,212	9,731
Intangible assets, net	10,388	16,298
Goodwill	17,897	144,881
Other assets	590	669

Total Assets	$217,988	$428,519

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$28,888	$31,193
Accrued expenses and other current liabilities	9,482	14,143
Notes payable	265	6,792
Current portion of operating lease liabilities	3,216	3,448
Current portion of financing lease liabilities	34	512
Current portion of deferred revenue	17,359	13,613

Total Current Liabilities	59,244	69,701
Consideration payable	21,028	49,434
Operating lease liabilities, non-current portion	7,162	7,025
Financing lease liabilities, non-current portion	97	163
Deferred revenue, non-current portion	10,603	12,462
Other liabilities	1,152	337

Total Liabilities	99,286	139,122

Commitments and contingencies (Note 16)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 40,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 101,970,907 and 92,818,233 shares issued and outstanding as of December 31, 2024 and 2023, respectively	102	93
Additional paid-in capital	860,300	829,563
Accumulated other comprehensive loss	(5,845)	(2,536)
Accumulated deficit	(735,855)	(537,723)

Total Stockholders’ Equity	118,702	289,397

Total Liabilities and Stockholders’ Equity	$217,988	$428,519

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the Years Ended
	December 31,
	2024	2023	2022

Revenues:
Product sales	$81,703	$109,416	$46,018
Charging service revenue	21,445	15,646	6,866
Network fees	8,716	7,481	4,370
Warranty	6,427	3,258	928
Grant and fees rebate	1,704	469	296
Car-sharing services	4,667	3,302	1,268
Other	1,535	1,026	1,393

Total Revenues	126,197	140,598	61,139

Cost of Revenues:
Cost of product sales	54,164	72,532	31,428
Cost of charging services	2,613	3,540	1,466
Host provider fees	12,870	9,140	3,935
Network costs	2,399	1,969	1,463
Warranty and repairs and maintenance	2,602	4,605	2,795
Car-sharing services	4,469	4,356	2,137
Depreciation and amortization	6,299	4,250	3,113

Total Cost of Revenues	85,416	100,392	46,337

Gross Profit	40,781	40,206	14,802

Operating Expenses:
Compensation	58,665	92,669	60,602
General and administrative expenses	31,779	35,030	28,426
Other operating expenses	20,391	17,825	15,645
Change in fair value of consideration payable	2,910	-	-
Impairment of goodwill	126,984	89,087	-
Impairment of intangible assets	-	5,143	-

Total Operating Expenses	240,729	239,754	104,673

Loss From Operations	(199,948)	(199,548)	(89,871)

Other Income (Expense):
Interest expense	(431)	(3,546)	(1,529)
Dividend and interest income	2,935	1,909	454
Gain (loss) on extinguishment of notes payable	36	(1,000)	-
Change in fair value of derivative and other accrued liabilities	(10)	8	66
Other expense	-	(22)	(372)

Total Other Income (Expense)	2,530	(2,651)	(1,381)

Loss Before Income Taxes	$(197,418)	$(202,199)	$(91,252)

Provision for income taxes	(714)	(1,494)	(308)

Net Loss	$(198,132)	$(203,693)	$(91,560)
Net Loss Per Share:
Basic	$(1.96)	$(3.21)	$(1.94)
Diluted	$(1.96)	$(3.21)	$(1.94)

Weighted Average Number of Common Shares Outstanding:
Basic	100,844,970	63,466,398	46,922,434
Diluted	100,844,970	63,466,398	46,922,434

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended
	December 31,
	2024	2023	2022

Net Loss	$(198,132)	$(203,693)	$(91,560)
Other Comprehensive (Loss) Income:
Cumulative translation adjustments	(3,309)	510	(1,262)

Total Comprehensive Loss	$(201,441)	$(203,183)	$(92,822)

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2024

(in thousands, except for share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2024	-	$-	92,818,233	$93	$829,563	$(2,536)	$(537,723)	$289,397

Common stock issued in public offering, net of issuance costs [1]	-	-	8,970,010	9	26,387	-	-	26,396

Stock-based compensation	-	-	111,999	-	3,525	-	-	3,525

Common stock issuance, net	-	-	70,665	-	825	-	-	825

Other comprehensive loss	-	-	-	-	-	(3,309)	-	(3,309)

Net loss	-	-	-	-	-	-	(198,132)	(198,132)

Balance - December 31, 2024	-	$-	101,970,907	$102	$860,300	$(5,845)	$(735,855)	$118,702

[1]	Includes gross proceeds of $27,004, less issuance costs of $608.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2023

(in thousands, except for share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2023	-	$-	51,476,445	$51	$597,982	$(3,046)	$(334,030)	$260,957

Common stock issued in public offering, net of issuance costs [1]	-	-	39,248,028	41	208,825	-	-	208,866

Common stock issued upon exercises of warrants	-	-	557,733	1	834	-	-	835

Stock-based compensation	-	-	632,962	-	18,484	-	-	18,484
						-
Surrender and cancellation of common stock	-	-	(27,681)	-	(197)	-	-	(197)
						-
Reclassification of common stock liability to equity	-	-	8,235	-	35	-	-	35
						-
Common stock issued in connection with extinguishment of notes payable	-	-	158,372	-	1,000	-	-	1,000
						-
Common stock issued upon cashless exercise of options and warrants	-	-	393,240	-	-	-	-	-

Common stock issued in satisfaction of accrued issuable equity	-	-	370,899	-	2,600	-	-	2,600

Other comprehensive loss	-	-	-	-	-	510	-	510

Net loss	-	-	-	-	-	-	(203,693)	(203,693)

Balance - December 31, 2023	-	$-	92,818,233	$93	$829,563	$(2,536)	$(537,723)	$289,397

[1]	Includes gross proceeds of $216,662, less issuance costs of $7,796.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2022

(in thousands, except for share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2022	-	$-	42,423,514	$42	$458,046	$(1,784)	$(242,470)	$213,834

Common stock issued in public offering, net of issuance costs [1]	-	-	558,721	-	7,386	-	-	7,386

Common stock issued as purchase consideration of SemaConnect	-	-	7,454,975	7	113,830	-	-	113,837

Common stock issued as purchase consideration of Electric Blue	-	-	152,803	-	2,852	-	-	2,852

Common stock issued upon exercises of warrants	-	-	73,336	-	210	-	-	210

Common stock issued upon cashless exercise of warrants	-	-	8,093	-	-	-	-	-

Common stock issued upon exercise of options	-	-	5,955	-	10	-	-	10

Stock-based compensation	-	-	799,048	2	15,648	-	-	15,650

Other comprehensive loss	-	-	-	-	-	(1,262)	-	(1,262)

Net loss	-	-	-	-	-	-	(91,560)	(91,560)

Balance - December 31, 2022	-	$-	51,476,445	$51	$597,982	$(3,046)	$(334,030)	$260,957

[1]	Includes gross proceeds of $7,697, less issuance costs of $311.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended
	December 31,
	2024	2023	2022
Cash Flows From Operating Activities:
Net loss	$(198,132)	$(203,693)	$(91,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,407	12,441	9,547
Non-cash lease expense	3,666	2,128	997
Impairment of goodwill	126,984	89,087	-
Impairment of intangible assets	-	5,143	-
Change in fair value of contingent consideration	-	(1,375)	(1,499)
Change in fair value of derivative and other accrued liabilities	10	8	-
Provision for credit losses	1,720	2,555	1,336
(Gain) loss on extinguishment of notes payable	(36)	1,000	-
Loss (gain) on disposal of property and equipment	679	(11)	113
Provision for slow moving and obsolete inventory	2,352	527	78
Change in fair value of consideration payable	2,910	-	-
Gain on settlement of accounts payable, net	-	24	-
Stock-based compensation	3,525	22,039	15,913
Changes in operating assets and liabilities:
Accounts receivable	(2,036)	(23,677)	(11,869)
Inventory	500	(15,362)	(24,283)
Prepaid expenses and other current assets	2,231	(2,134)	(1,782)
Other assets	68	941	2
Accounts payable, accrued expenses, and other current liabilities	(4,930)	6,977	16,309
Other liabilities	815	(307)	18
Operating lease liabilities	(3,222)	(3,672)	(825)
Deferred revenue	2,327	9,791	5,140

Total Adjustments	150,970	106,123	9,195

Net Cash Used In Operating Activities	(47,162)	(97,570)	(82,365)

Cash Flows From Investing Activities:
Note receivable	-	-	(2,200)
Proceeds from sale of marketable securities	10,500	16,442	-
Purchase of marketable securities	(1,160)	(39,412)	-
Purchase consideration of SemaConnect, net of cash acquired	-	-	(38,338)
Proceeds from sale of property and equipment	3,425	-	-
Purchase consideration of Envoy, net of cash acquired	-	(4,660)	-
Capitalization of engineering costs	-	(1,028)	(294)
Purchase consideration of Electric Blue, net of cash acquired	-	-	(11,360)
Purchases of property and equipment	(8,617)	(7,552)	(5,249)

Net Cash Provided By (Used In) Investing Activities	4,148	(36,210)	(57,441)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	26,396	208,865	7,386
Proceeds from exercise of options and warrants	-	835	220
Repayment of financing liability in connection with finance lease	(596)	(2,837)	(217)
Repayment of notes payable	(37,881)	(9,292)	(681)
Other	(338)	(256)	(315)

Net Cash (Used In) Provided By Financing Activities	(12,419)	197,315	6,393

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,515)	(1,368)	(4,830)

Net (Decrease) Increase In Cash and Cash Equivalents and Restricted Cash	(56,948)	62,167	(138,243)

Cash and Cash Equivalents and Restricted Cash - Beginning of Year	98,800	36,633	174,876

Cash and Cash Equivalents and Restricted Cash - End of Year	$41,852	$98,800	$36,633

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$41,774	$98,721	$36,562
Restricted cash	78	79	71
	$41,852	$98,800	$36,633

[1]	For the year ended December 31, 2024, includes gross proceeds of $27,004, less issuance costs of $608.
For the year ended December 31, 2023, includes gross proceeds of $216,662, less issuance costs of $7,796.
For the year ended December 31, 2022, includes gross proceeds of $7,697, less issuance costs of $311.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statements of Cash Flows - Continued

(in thousands)

	For the Years Ended
	December 31,
	2024	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$1,517	$3,605	$-
Income taxes	$218	$-	$73
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$3,205	$7,401	$1,787
Property and equipment obtained in exchange for finance lease obligations	$53	$2,798	$931
Transfer of inventory to property and equipment	$(6,242)	$(1,786)	$(5,283)
Reclassification of liability to equity	$825	$-	$-
Common stock issued in satisfaction of accrued issuable equity	$-	$2,600	$-
Common stock issued as purchase consideration of SemaConnect	$-	$-	$113,837
Common stock issued as purchase consideration of Electric Blue	$-	$-	$2,852
Intangible assets obtained in exchange for financing liability	$-	$122	$660
Note receivable applied to purchase consideration of Envoy	$-	$(1,321)	$-
Surrender and cancellation of common stock	$-	$(197)	$-

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

Blink’s wholly owned subsidiary, Envoy, filed a registration statement on Form S-1 dated February 11, 2025 to register shares in connection with its contemplated initial public offering as well as the issuance of shares to its former shareholders in connection with Blink’s acquisition of Envoy.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LIQUIDITY

As of December 31, 2024, the Company had cash and cash equivalents and marketable securities of $55,404 and working capital of $81,908. During the years ended December 31, 2024, 2023, and 2022, the Company incurred a net loss of $198,132, $203,693, and $91,560, respectively. During the years ended December 31, 2024, 2023, and 2022, the Company used cash in operating activities of $47,162, $97,570, and $82,365, respectively.

During the year ended December 31, 2024, the Company sold an aggregate of 8,970,010 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $27,004, less issuance costs of $608 which were recorded as a reduction to additional paid-in capital. During the year ended December 31, 2023, the Company sold an aggregate of 30,914,695 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $116,651, less issuance costs of $2,334 which were recorded as a reduction to additional paid-in capital. See Note 11 – Stockholders’ Equity.

In February 2023, the Company completed an underwritten registered public offering of 8,333,333 shares of its common stock at a public offering price of $12.00 per share. The Company received approximately $100,000 in gross proceeds from the public offering and approximately $95,000 in net proceeds after deducting the underwriting discount and offering expenses paid by the Company. See Note 11 – Stockholders’ Equity.

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

USE OF ESTIMATES

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these consolidated financial statements include, but are not limited to, stock-based compensation, accounts receivable reserves, inventory valuations, the carrying amount of goodwill, the valuation allowance related to the Company’s deferred tax assets, the carrying amount of intangible assets, right-of- use assets and related leases payable, derivative liabilities and the recoverability and useful lives of long-lived assets and consideration payable. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

The Company considers cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities to meet the definition of financial instruments. As of December 31, 2024 and 2023, the carrying amount of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amount of consideration payable (excluding the amounts related to the Envoy common stock consideration payable) approximates its fair value as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which is determined at the date of purchase. The Company has cash on deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. As of December 31, 2024, the Company had $10,052 held in foreign financial institutions.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RESTRICTED CASH

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on the accompanying consolidated balance sheets.

MARKETABLE SECURITIES

The Company had equity securities of $13,630 and $22,970 as of December 31, 2024 and 2023, respectively. These securities consist primarily of mutual funds and will be used for future working capital needs.

The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The Company carries all “available-for-sale securities” at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity until disposition or maturity. The Company carries all “trading securities” at fair value, with unrealized gains and losses, recorded in other income in the Company’s consolidated statements of operations. The cost of securities sold is based on the specific-identification method. The marketable securities were all classified as trading as of December 31, 2024 and 2023. Marketable securities are stated at fair value.

The below table provides supplemental information related to marketable securities:

	For the Years Ended
	December 31,
	2024	2023	2022
Net gains recognized during the period on trading securities	$79	$76	$-
Less: net gains recognized during the period on trading securities sold during the period	(40)	(25)	-
Unrealized gains recognized during the reporting period on trading securities still held at the reporting date	$39	$51	$-

ACCOUNTS RECEIVABLE

Accounts receivable are carried at their contractual amounts, less a provision for current expected credit losses. The reserve represents the Company’s best estimate of expected credit losses it may experience in the Company’s receivable portfolio. As of December 31, 2024 and 2023, there was an allowance for expected credit losses of $8,426 and $6,750, respectively. Management estimates the allowance for credit losses based on an ongoing review of existing economic conditions, the financial conditions of the customers, historical trends in credit losses, and the amount and age of past due accounts.

The below table illustrates the change in the allowance for expected credit losses for the years ended December 31, 2024 and 2023.

	2024	2023
Allowance for Expected Credit Losses
Beginning balance as of January 1,	$6,750	$2,548
Provision for credit losses	1,720	2,555
Other	(44)	1,647
Ending balance as of December 31,	$8,426	$6,750

“Other” within the table above reflects the impact of write-offs and other recoveries.

INVENTORY

Inventory is comprised of electric charging stations, related parts and components, sub-components, sub-assemblies and finished products. Inventory is stated at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of revenues and inventory that is installed on the premises of participating owner/operator properties, where the Company retains ownership, is transferred to property and equipment at the carrying value of the inventory. Cost of parts and components include the purchase and related costs incurred in bringing the products to their present location and condition. The Company periodically reviews for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. Based on the aforementioned periodic reviews, the Company recorded an inventory reserve for slow-moving or excess inventory of $3,129 and $777 as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company’s inventory was comprised of $18,659 of finished goods that were available for sale and $19,621 of raw material and work in process. As of December 31, 2023, the Company’s inventory was comprised of $33,902 of finished goods that were available for sale and $14,040 of raw material and work in process.

The below table illustrates the change in the reserve for slow-moving or excess inventory for the years ended December 31, 2024 and 2023.

	2024	2023
Inventory Reserve
Beginning balance as of January 1,	$777	$298
Provision for slow moving and obsolete inventory	2,352	527
Other	-	(48)
Ending balance as of December 31,	$3,129	$777

“Other” within the table above reflects the impact of write-offs.

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

EV charging stations represent the cost, net of accumulated depreciation, of charging equipment and installation of the charging equipment that have been installed on the premises of participating owner/operator properties or are earmarked to be installed.

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

Goodwill is required to be evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the asset may be impaired. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors include: macroeconomic and industry conditions, cost factors, overall financial performance and other relevant entity-specific events. If the entity determines that this threshold is met, then the Company may apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company determines fair value through multiple valuation techniques and weights the results accordingly. The Company is required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of its reporting units. The Company has elected to perform its annual goodwill impairment review on November 1 of each year utilizing a qualitative assessment to determine if it was more likely than not that the fair value of each of its reporting units was less than their respective carrying values.

See Note 6 - Goodwill for further information.

INTANGIBLE ASSETS

Identifiable intangible assets primarily include trade name, internal use software, customer relationships, favorable leases, internally developed technology, capitalized engineering costs and non-compete agreements. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company will compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model.

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

Underperforming Subsidiary

During the first quarter of 2024, the Company’s Board of Directors approved a plan for the sale of underperforming assets of a subsidiary. On April 30, 2024, the Company entered into an agreement to sell installed and inventory charging units and the associated agreements with existing customers, hosts, and drivers. This transaction was completed and funded on July 3, 2024. As a result, the Company recorded a loss of $945 for the year ended December 31, 2024, respectively, which is included in operating expenses on the accompanying consolidated statements of operations. The Company elected not to present this underperforming subsidiary as discontinued operations because it is not material to the Company’s consolidated financial statements.

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Euro, Indian Rupee, and Pound Sterling. Assets and liabilities are translated based on the exchange rates at the balance sheet date (1.04131 for the Euro, 0.0117 for the Indian Rupee and 1.2551 for the Pound Sterling as of December 31, 2024; 1.1039 for the Euro, 0.0120 for the Indian Rupee and 1.1533 for the Pound Sterling as of December 31, 2023; 1.0701 for the Euro, 0.0121 for the Indian Rupee and 1.1299 for the Pound Sterling as of December 31, 2022). Expense accounts are translated at the weighted average exchange rate for the period (1.0439 for the Euro, 0.0117 for the Indian Rupee and 1.2852 for the Pound Sterling during the year ended December 31, 2024; 1.0980 for the Euro, 0.0120 for the Indian Rupee and 1.2664 for the Pound Sterling during the year ended December 31, 2023; 1.0527 for the Euro, 0.0121 for the Indian Rupee and 1.1903 for the Pound Sterling during the year ended December 31, 2022). Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income. Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. Transaction gains (losses) attributable to foreign exchange were ($363), $140, and ($600) and included within general and administrative expenses during the years ended December 31, 2024, 2023, and 2022, respectively. Cumulative translation adjustments attributable to foreign exchange were ($3,309), $510, and ($1,262) during the years ended December 31, 2024, 2023, and 2022, respectively.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION

The Company recognizes revenue primarily from the following types of contracts with customers:

●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer or installation of the product.

●	Charging service revenue – Revenue is recognized at the point when a particular charging session is completed.

●

Network fees– Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.

●	Warranty – Extended warranties represent a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. The Company also sells third-party warranties which are recorded at the point in time of sale. Furthermore, standard warranties are generally not accounted for as separate performance obligations as warranties do not provide a service in addition to the assurance that the charging stations will function as expected.

●	Grant and fees rebate – Grants and rebates related to EV charging stations and their installation are deferred and recognized as revenue in a manner consistent with the related depreciation expense of the related asset over the useful life of the charging station.

●

Car-sharing services – Relate to revenues and expenses from electric vehicle-sharing and electric vehicle charging services provided to apartments, offices and hotels for use by their residents and guests and are recognized in accordance with ASC 842. Revenue is recognized over the duration of the rental agreement which are short term in nature.

●	Other – Primarily related to transaction fees recognized at a point in time. Other revenues are also comprised of sales related to alternative fuel credits.

The following table summarizes our revenue recognized in the consolidated statements of operations:

	For The Years Ended
	December 31,
	2024	2023	2022
Revenues - Recognized at a Point in Time
Product sales	$81,703	$109,416	$46,018
Charging service revenue	21,445	15,646	6,866
Warranty	1,535	-	-
Other	1,535	1,026	1,393
Total Revenues - Recognized at a Point in Time	106,218	126,088	54,277

Revenues - Recognized Over a Period of Time:
Network fees	8,716	7,481	4,370
Warranty	4,892	3,258	928
Total Revenues - Recognized Over a Period of Time	13,608	10,739	5,298

Revenues- Other
Car-sharing services	4,667	3,302	1,268
Grant and fees rebate	1,704	469	296
Total Revenues - Other	6,371	3,771	1,564

Total Revenue	$126,197	$140,598	$61,139

The following table summarizes our revenue recognized in the consolidated statements of operations by geographical area:

	For The Years Ended
	December 31,
	2024	2023	2022
Revenues by Geographical Area
United States	$90,349	$104,714	$40,828
International	35,848	35,884	20,311
Total Revenue	$126,197	$140,598	$61,139

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION – CONTINUED

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. Payment terms are generally thirty days. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. Consideration promised in the Company’s contracts with customers is variable due to anticipated reductions, such as sales returns, and miscellaneous claims from customers. The Company estimates the most likely amount it will be entitled to receive and records an anticipated reduction against revenues at the time revenues are recognized.

The Company recognizes revenue from numerous contracts with multiple performance obligations. For these contracts, the Company allocates the transaction price to each performance obligation based on the relative standalone selling price of the product or service underlying each performance obligation. The standalone selling price represents the observable price for which the Company would sell the product or service to a customer on a standalone basis (i.e., not sold as a bundled sale with any other products or services). The allocation of transaction price among separate performance obligations may impact the timing of revenue recognition but will not change the total revenue recognized on the contract.

As of December 31, 2024, the Company had $27,962 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the consolidated balance sheets as of December 31, 2024. The Company expects to satisfy $17,359 of its remaining performance obligations for network fees, warranty revenue, product sales, and other and recognize the revenue within the next twelve months. As of December 31, 2023, the Company had $26,075 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the consolidated balance sheets as of December 31, 2023.

The Company has elected to apply the practical expedient to expense costs to obtain contracts at the time the liability is incurred when the expected amortization period is one year or less.

During the years ended December 31, 2024, 2023, and 2022, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods as specified by ASC 606-10-50-12A.

Grants, rebates and alternative fuel credits pertaining to revenues and periodic expenses which are accounted for under ASC 832 are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives. During the years ended December 31, 2024, 2023, and 2022, the Company recognized $211, $214, and $296, respectively, of revenue related to alternative fuel credits, which is included within other revenue on the consolidated statements of operations.

Car-sharing services relate to revenues and expenses from electric vehicle-sharing and electric vehicle charging services provided to apartments, offices and hotels for use by their residents and guests and are recognized in accordance with ASC 842. The Company provides electric vehicles to be available for use and the contracting locations are invoiced on a monthly or quarterly basis under the terms of the agreement signed with each respective customer. Revenue is also derived from parties who schedule use of electric vehicles that are not provided specifically for exclusive use to a particular customer under an ongoing existing contractual arrangement. The Company accounts for such rentals as operating leases. The lease terms are included in the Company’s contracts, and the determination of whether the Company’s contracts contain leases generally does not require significant assumptions or judgments. The Company’s lease revenues do not include material amounts of variable payments. The Company does not provide an option for the lessee to purchase the rented vehicle at the end of the lease. The Company is unsure of when the customer will return the vehicles. As such, the Company does not know how much the customer will owe it upon return of the vehicle and, therefore, cannot provide a maturity analysis of future lease payments. The Company’s vehicles are generally rented for short periods of time (generally a few hours). Lessees do not provide residual value guarantees on rented vehicles. The Company expects to derive significant future benefits from its vehicles following the end of the rental term. The Company’s vehicles are typically rented for the majority of the time that the Company owns or leases the underlying vehicle.

ADVERTISING COSTS

The Company participates in various advertising programs. All costs related to advertising of the Company’s products and services are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2024, 2023, and 2022 were $2,266, $2,321, and $2,618, respectively, and are included in general and administrative expenses on the consolidated statements of operations.

CONCENTRATIONS

As of December 31, 2024, accounts receivable from a significant customer was 12% of total accounts receivable. As of December 31, 2024, accounts payable to a significant vendor was approximately 12% of accounts payable. As of December 31, 2023, accounts payable to two significant vendors were approximately 16% and 10% of total accounts payable. During the year ended December 31, 2022, sales to a significant customer represented 15% of total revenue. During the year ended December 31, 2024, the Company made purchases from a significant supplier that represented 12% of total purchases. During the years ended December 31, 2023 and 2022, the Company made purchases from another significant supplier that represented 24% and 19%, respectively, of total purchases.

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

The Company provides charging services at designated locations on the host’s property at which the charging station is situated. In consideration thereof, the host shares in the monthly revenue generated by the charging station on a percentage basis. As the charging station monthly revenue generated is variable, the host’s monthly revenue derived there from is similarly variable. These arrangements contain embedded lease arrangements to place charging equipment in designated space located on the host’s site in exchange for variable lease payments based on revenue-sharing provisions, which are expensed as incurred in host provider fees in the accompanying consolidated statements of operations. The Company has elected the practical expedient to not separate non-lease components from lease components in the measurement of liabilities for all asset classes. The Company expenses variable lease payments as incurred.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. As of December 31, 2024 and 2023, the Company maintained a full valuation allowance against its deferred tax assets, since it is more likely than not that the future tax benefit on such temporary differences will not be realized.

The Company recognizes the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement by examining taxing authorities. The Company has open tax years going back to 2013 (or the tax year ended December 31, 2009 if the Company were to utilize its NOLs) which will be subject to audit by federal and state authorities upon filing. The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s consolidated statements of operations. As of December 31, 2024 the Company had no unrecognized tax benefits. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2024	2023	2022
Warrants	1,150,152	1,150,152	1,592,203
Options	986,165	982,844	1,060,535
Restricted stock units	1,160,667	-	-
Total potentially dilutive shares	3,296,984	2,132,996	2,652,738

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” under which an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB Accounting Standards Codification (“ASC”) master glossary is required to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU provides that a joint venture or a corporate joint venture (collectively, “joint ventures”) must initially measure its assets and liabilities at fair value on the formation date. The amendments are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025. Early adoption is permitted in any annual or interim period as of the beginning of the related fiscal year. The adoption of this pronouncement on January 1, 2025 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” related to improvements to income tax disclosures. The amendments in this update require enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024. The adoption of this pronouncement on January 1, 2025 did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 “Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” to require more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and related disclosures.

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

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting: Improvements to Reportable Segment Disclosures.” The amendments in this update require additional disclosure of significant expenses related to our reportable segments, additional segment disclosures on an interim basis, and qualitative disclosures regarding the decision making process for segment resources. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective December 31, 2024 and its adoption impacted certain disclosures in the notes to the consolidated financial statements. See Note 17 - Segment Reporting for additional information.

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

3. BUSINESS COMBINATIONS – CONTINUED

ENVOY TECHNOLOGIES, INC. - CONTINUED

Purchase Price Allocation
Purchase Consideration:
Cash	$6,000
Deferred cash consideration	6,782
Common stock	18,118

Total Purchase Consideration	$30,900

Less:
Trade name	$166
Customer relationships	1,925
Internally developed technology	175
Non-compete agreements	11
Property and equipment	1,802
Other assets	52
Notes payable- non current portion	(24)
Lease liability- non current portion	(1,730)
Debt-free net working capital deficit	(1,595)

Fair Value of Identified Net Assets	$782

Remaining Unidentified Goodwill Value	$30,118

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

The fair value of working capital accounts was determined to be the carrying values due to the short-term nature of the assets and liabilities.

The fair value of property and equipment was estimated by applying the cost approach. The cost approach uses the replacement or reproduction cost as an indicator of fair value. The assumptions of the cost approach include replacement cost new, projected capital expenditures, and physical deterioration factors including economic useful life, remaining useful life, age, and effective age.

As of December 31, 2024 and 2023, the estimated fair value of the common stock consideration payable was $21,028 and $18,118, respectively. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the common stock consideration payable on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the common stock consideration liability.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

3. BUSINESS COMBINATIONS – CONTINUED

ENVOY TECHNOLOGIES, INC. – CONTINUED

The components of debt free net working capital deficit are as follows:

Purchase Price Allocation
Current assets:
Cash	$19
Accounts receivable	391
Prepaid expenses and other current assets	254

Total current assets	$664

Less current liabilities:
Accounts payable	$853
Current portion of lease liability	591
Current portion of notes payable	7
Deferred revenue	229
Accrued expenses and other current liabilities	579

Total current liabilities	$2,259

Net working capital deficit	$(1,595)

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

As of the date of the acquisition, the Company expected to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition-related costs of $356 are expensed as incurred and are recorded within general and administrative expenses on the consolidated statements of operations.

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

When determining fair value of customer relationships, a form of income approach, known as the multi period excess earnings method was used. The fair value was determined by calculating the present value of estimated future operating cash flows generated from the existing customers less costs to realize the revenue. The Company applied a discount rate of 20%, which reflected the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts include an assumed income tax rate of 26%. The customer relationships were assigned a 5-year useful life.

The Company used a discounted cash flow model when determining the fair value of the non-compete agreements, significant assumptions include a discount rate of 20% and an assumed income tax rate of 26%. The non-compete agreements were assigned a useful life of two years.

The fair value of working capital accounts was determined to be the carrying values due to the short-term nature of the assets and liabilities.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

3. BUSINESS COMBINATIONS – CONTINUED

SEMACONNECT, INC. – CONTINUED

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

The consolidated financial statements of the Company include the results of operations of SemaConnect from June 15, 2022 to December 31, 2022 and do not include results of operations for periods prior to June 15, 2022. The results of operations of SemaConnect from June 15, 2022 to December 31, 2022 included revenues of $18,411 and a net loss of $3,295.

The following table presents the unaudited pro forma consolidated results of operations for the year ended December 31, 2022 as if the acquisition of SemaConnect had occurred at the beginning of fiscal year 2021. The pro forma information provided below is compiled from the pre-acquisition financial information of SemaConnect and includes pro forma adjustments for adjustments to certain expenses. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2021 or (ii) future results of operations:

For the Year Ended
December 31, 2022
(Unaudited)
Revenues	$70,078
Net loss	$(102,444)

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

The fair value of working capital accounts was determined to be the carrying values due to the short-term nature of the assets and liabilities.

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

The following table presents the unaudited pro forma consolidated results of operations for the year ended December 31, 2022 as if the acquisition of EB had occurred at the beginning of fiscal year 2021. The pro forma information provided below is compiled from the pre-acquisition financial information of EB and includes pro forma adjustments for adjustments to certain expenses. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2021 or (ii) future results of operations:

For the Year Ended
December 31, 2022
(Unaudited)
Revenues	$62,002
Net loss	$(92,705)

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

See Note 10 – Fair Value Measurement for additional information.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2024	2023
EV charging stations	$43,709	$32,140
Building	-	6,847
Software	3,294	2,455
Automobiles	1,979	3,339
Office and computer equipment	2,750	2,503
Leasehold improvements	2,001	986
Machinery and equipment	1,128	1,065
	54,861	49,335
Less: accumulated depreciation	(16,190)	(14,208)
Property and equipment, net	$38,671	$35,127

Depreciation and amortization expense related to property and equipment was $7,497, $4,885, and $5,432 for the years ended December 31, 2024, 2023, and 2022, respectively, of which, $6,299, $4,250, and $3,113, respectively, was recorded within cost of revenues in the accompanying consolidated statements of operations. The remaining depreciation expense of $1,198, $635, and $2,319 was included within general and administrative expenses during the years ended December 31, 2024, 2023, and 2022, respectively.

During the years ended December 31, 2024, 2023, and 2022, the Company disposed of property and equipment with a net book value of $1,384, $2,731, and $463 which resulted in a loss (gain) on disposal of $679, ($11), and $113, respectively, which was included within general and administrative expenses in the consolidated statements of operations.

During the years ended December 31, 2024, 2023, and 2022, the Company transferred charging stations of $6,242, $1,786, and $5,283 from inventory into property and equipment. During the year ended December 31, 2024, the Company sold approximately 10,000 square feet of office space in Miami Beach, Florida for approximately $3,425 of proceeds. In connection with the sale, the Company recorded a loss on sale of $459 within general and administrative expenses during the year ended December 31, 2024.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

5. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Internal Use Software	Capitalized Engineering Costs	Trade Name and Patents	Customer Relationships	Internally Developed Technology	Non-Compete Agreements	Favorable Leases	Accumulated Amortization	Total
Balance as of January 1, 2023	$1,123	$237	$2,759	$21,398	$5,031	$2,253	$257	$(6,476)	$26,582
Additions	122	1,028	166	1,925	175	11	-	-	3,426
Impairment of intangible assets	-	-	(13)	(4,401)	(218)	(507)	-	-	(5,139)
Foreign currency translation	-	-	(107)	(698)	(184)	(27)	-	-	(1,016)
Amortization expense	-	-	-	-	-	-	-	(7,556)	(7,556)
Balance as of December 31, 2023	1,245	1,265	2,805	18,224	4,804	1,730	257	(14,032)	16,298
Amortization expense	-	-	-	-	-	-	-	(5,910)	(5,910)
Balance as of December 31, 2024	$1,245	$1,265	$2,805	$18,224	$4,804	$1,730	$257	$(19,942)	$10,388
Weighted average remaining amortization
period at December 31, 2024 (in years)	3.3	5.1	16.5	2.6	1.3	0.8	0.0

Useful Lives	3- 5 Years	6 Years	17 Years	5.6 Years	3 Years	2 Years	1.6 years

	Internal Use Software	Capitalized Engineering Costs	Trade Name and Patents	Customer Relationships	Internally Developed Technology	Non-Compete Agreements	Favorable Leases	Accumulated Amortization
Balance as of January 1, 2023	$501	$-	$986	$2,495	$1,399	$838	$257	$6,476
Amortization expense	220	-	1,106	4,097	1,330	803	-	7,556
Balance as of December 31, 2023	721	-	2,092	6,592	2,729	1,641	257	14,032
Amortization expense	24	745	684	2,926	1,444	87	-	5,910
Balance as of December 31, 2024	$745	$745	$2,776	$9,518	$4,173	$1,728	$257	$19,942

Amortization expense during the years ended December 31, 2024, 2023, and 2022 were $5,910, $7,556, and $5,954, respectively. Amortization expense is included within general and administrative expense during the years ended December 31, 2024, 2023, and 2022.

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

See Note 3 - Business Combinations for additional details.

The estimated future amortization expense is as follows:

For the Years Ending December 31,	Total
2025	$4,290
2026	3,735
2027	2,045
2028	227
2029	74
Thereafter	17
$10,388

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

6. GOODWILL

During the years ended December 31, 2024 and 2023, the Company considered the decline in its stock price to be an indicator of impairment and, accordingly, performed a quantitative impairment assessment of its goodwill and intangible assets on the dates where such indicators of impairment were identified in addition to performing its annual goodwill impairment analysis. This assessment involved comparing the estimated fair value of each of its reporting units to the reporting unit’s carrying value, inclusive of the goodwill balance allocated to the reporting unit.

Estimation of the fair value of each reporting unit involved the projection of discounted future cash flows using certain assumptions that are subjective in nature, including assumptions related to historical and market growth rates and gross margin improvements, as well as future operating expense synergies and optimization, among other factors. Based on its analysis, the Company determined that the carrying value exceeded the estimated fair value in all reporting units. Consequently, the Company recognized a goodwill impairment charge of $126,984 and $89,087 in the consolidated statements of operations during the years ended December 31, 2024 and 2023, respectively.

The fair value measurements used in the evaluation described above are considered to be Level 3 valuations within the fair value hierarchy, as the measurements involve projections of discounted future cash flows, which are derived from unobservable assumptions, the most subjective of which are the discount rates for each respective reporting unit. The discount rate used for all reporting units ranged from 20% to 27% during the year ended December 31, 2024. The revenue growth rates used in projections for all reporting units ranged from 17% to 45% during the year ended December 31, 2024. The discount rate used for all reporting units ranged from 20% to 22.5% during the years ended December 31, 2023. The revenue growth rates used in projections for all reporting units ranged from 18.36% to 83.77% during the year ended December 31, 2023. Further declines in the Company’s stock price could lead to future triggering events.

Changes in goodwill by reporting unit during the years ended December 31, 2024 and 2023 were as follows:

	Legacy Blink	Mobility	Blue Corner	Blink UK	Total
Balance as of January 1, 2023	$175,875	$344	$16,644	$10,987	203,850
Additions	-	30,118	-	-	30,118
Impairment expense	(58,530)	(2,926)	(16,644)	(10,987)	(89,087)
Balance as of December 31, 2023	117,345	27,536	-	-	144,881
Impairment expense	(117,345)	(9,639)	-	-	(126,984)
Balance as of December 31, 2024	$-	$17,897	$-	$-	$17,897

Cumulative impairment of goodwill by reporting unit during the years ended December 31, 2024 and 2023 was as follows:

	Legacy Blink	Mobility	Blue Corner	Blink UK	Accumulated Impairment
Balance as of January 1, 2023	$-	$-	$-	$-	$-
Impairment expense	58,530	2,926	16,644	10,987	89,087
Balance as of December 31, 2023	58,530	2,926	16,644	10,987	89,087
Impairment expense	117,345	9,639	-	-	126,984
Balance as of December 31, 2024	$175,875	$12,565	$16,644	$10,987	$216,071

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023

Accrued professional, board and other fees	$2,923	$5,248
Accrued wages	3,487	5,050
Warranty payable	1,721	503
Accrued income, property and sales taxes payable	972	1,138
Accrued interest	-	1,647
Other accrued expenses	379	557
Total accrued expenses	$9,482	$14,143

8. NOTES PAYABLE AND CONSIDERATION PAYABLE

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

Repayment

During the year ended December 31, 2024, the Company repaid the remaining principal balance of $31,354 due under this note as well as paid $1,139 of accrued interest. The amounts were previously included within consideration payable on the consolidated balance sheets.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

8. NOTES PAYABLE AND CONSIDERATION PAYABLE – CONTINUED

OTHER NOTES PAYABLE

In connection with the SemaConnect and EB acquisitions, the Company had also assumed certain notes payable; however, $9,292 of principal were subsequently repaid during the year ended December 31, 2023. See Note 3 – Business Combinations for details.

ENVOY – CONSIDERATION PAYABLE

In connection with the Envoy acquisition, the Company issued notes payable as part of the merger consideration. See Note 3 – Business Combinations for details.

During the year ended December 31, 2024, the Company repaid the remaining principal balance of $6,527 due under this note as well as paid $297 of accrued interest. The amounts were previously included within consideration payable on the consolidated balance sheets.

As of December 31, 2024 and 2023, the estimated fair value of the common stock consideration payable was $21,028 and $18,118, respectively. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the common stock consideration payable on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the common stock consideration liability.

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

Deferred revenue consisted of the following:

	December 31,
	2024	2023
Grant and rebate	$3,870	$346
Prepaid network, charging and maintenance fees	24,092	25,729
Total deferred revenue	27,962	26,075
Deferred revenue, non-current portion	(10,603)	(12,462)
Current portion of deferred revenue	$17,359	$13,613

It is anticipated that deferred revenue as of December 31, 2024 will be recognized as follows:

For the Year Ending
December 31,	Total
2025	$17,359
2026	4,076
2027	3,297
2028	1,940
2029	980
Thereafter	310
Total	$27,962

During the year ended December 31, 2024, the Company recognized $10,595 of revenues related to network fees and warranty contracts that were included in deferred revenues as of December 31, 2023. During the year ended December 31, 2023, the Company recognized $2,794 of revenues related to network fees and warranty contracts that were included in deferred revenues as of December 31, 2022. During the year ended December 31, 2022, the Company recognized $1,136 of revenues related to network fees and warranty contracts that were included in deferred revenues as of December 31, 2021.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

10. FAIR VALUE MEASUREMENT

Assets and liabilities measured at fair value on a recurring basis are as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$13,630	$-	$-	$13,630
Money market funds	27,347	-	-	27,347
Alternative fuel credits	-	51	-	51
Total assets	$40,977	$51	$-	$41,028

Liabilities:
Warrant liability	$-	$-	$22	$22
Common stock consideration payable	-	-	21,028	21,028
Total liabilities	$-	$-	$21,050	$21,050

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$22,970	$-	$-	$22,970
Money market funds	46,572	-	-	46,572
Alternative fuel credits	-	32	-	32
Total assets	$69,542	$32	$-	$69,574

Liabilities:
Warrant liability	$-	$-	$32	$32
Option liability	293	-	-	293
Common stock liability	743	-	-	743
Common stock consideration payable	-	-	18,118	18,118
Total liabilities	$1,036	$-	$18,150	$19,186

See Note 8 - Notes Payable and Consideration Payable for additional details.

Assumptions utilized in the valuation of warrant liabilities are described as follows:

	For the Years Ended
	December 31,
	2024	2023	2022
Risk-free interest rate	3.98%-5.09%	4.64%-5.46%	1.63%-4.73%
Contractual term (years)	1.00	1.00	1.00
Expected volatility	84%-92%	67%-80%	74%-85%
Expected dividend yield	0.00%	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 fair value measurements on a recurring basis:

	2024	2023
Common Stock Consideration Payable
Beginning balance as of January 1,	$18,118	$-
Consideration payable assumed in Envoy acquisition	-	18,118
Change in fair value of consideration payable	2,910	-
Ending balance as of December 31,	$21,028	$18,118

Warrant Liability
Beginning balance as of January 1	$32	$24
Change in fair value of warrant liability	(10)	8
Ending balance as of December 31,	$22	$32

Contingent Consideration
Beginning balance as of January 1	$-	$1,316
Change in fair value of contingent consideration	-	(1,316)
Ending balance as of December 31,	$-	$-

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

11. STOCKHOLDERS’ EQUITY

AUTHORIZED CAPITAL

The Company is authorized to issue 500,000,000 shares of common stock, $0.001 par value, and 40,000,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock are entitled to one vote per share. The preferred stock is designated as follows: 20,000,000 shares to Series A Convertible Preferred Stock; 10,000 shares to Series B Convertible Preferred Stock; 250,000 shares to Series C Convertible Preferred Stock; 13 shares to Series D Convertible Preferred Stock; and 19,739,987 undesignated shares.

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

As of December 31, 2024, and 2023, options to purchase 986,165 and 936,245 shares of options were outstanding, respectively. As of December 31, 2024, and 2023 4,974,178 and 3,619,555 shares of common stock, respectively, were outstanding to employees and members of the Board of Directors of the Company. As of December 31, 2024 and 2023, there were 2,025,822 and 2,756,384 securities available for future issuance under the 2018 Plan, respectively.

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

During the year ended December 31, 2024, the Company sold an aggregate of 8,970,010 shares of common stock aggregate gross proceeds of $27,004, less issuance costs of $608, for net proceeds of $26,396. As of December 31, 2024, the Company has approximately $98,648 available under this ATM program.

COMMON STOCK

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

During the year ended December 31, 2023, the Company issued an aggregate of 370,899 shares of common stock with an issuance date fair value of $2,600 in satisfaction of accrued issuable equity to its former Chief Executive Officer. See Note 16 – Commitments and Contingencies – Separation Agreement for additional details.

See Note 8 – Notes Payable and Consideration Payable for details of the issuance of 158,372 shares of common stock in connection with the extinguishment of notes payable.

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

2024

During the year ended December 31, 2024, the Company issued an aggregate of 837 shares of common stock for services to an employee with an issuance date fair value of $2 and will be recognized ratably over the vesting term. On the grant date, 279 shares vested immediately, 279 shares vested on April 1, 2024, and the remaining 279 shares will vest on April 1, 2025. Expenses related to this award are included within compensation expense on the consolidated statements of operations.

During the year ended December 31, 2024, the Company issued an aggregate of 157,870 shares of common stock upon vesting of restricted stock units to employees for services with an aggregate grant date fair value of $1,455. Expenses related to this award were included within compensation expense on the consolidated statements of operations.

During the year ended December 31, 2024, the Company granted an aggregate of 986,563 shares of restricted stock with an aggregate grant date fair value of $2,854 which will be recognized ratably over the vesting terms. The restricted stock has vesting dates ranging from April 15, 2024 to June 30, 2027. Expenses related to this award are included within compensation expense on the consolidated statements of operations.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

11. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the years ended December 31, 2024, 2023, and 2022, of $3,525, $22,039, $15,913, respectively, which is included within compensation expense on the consolidated statement of operations. As December 31, 2024, there was $2,709 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.11 years.

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

11. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK OPTIONS

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2024	2023	2022

Risk free interest rate	3.60%-4.64%	3.00%-4.14%	2.47%-3.25%
Expected term (years)	6.00	5.00	1.00-8.00
Expected volatility	110.3%-125.9%	115.9%-117.3%	115%-133.4%
Expected dividends	0.00%	0.00%	0.00%

During the year ended December 31, 2022, the Company issued an aggregate of 5,955 shares of common stock pursuant to option exercises for aggregate net proceeds of $10.

A summary of the option activity during the year ended December 31, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, January 1, 2024	936,245	$24.68
Granted	128,303	5.37
Exercised	-	-
Cancelled/forfeited/expired	(78,383)	8.70
Outstanding, December 31, 2024	986,165	$26.27	5.4	$-

Exercisable, December 31, 2024	916,635	$27.63	5.1	$-

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

11. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK OPTIONS – CONTINUED

The following table presents information related to stock options as of December 31, 2024:

	Options Outstanding		Options Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Options	In Years	Options
$1.73-$9.14	$2.93	273,640	1.0	229,780
$15.51-$38.45	$34.55	671,993	3.4	646,323
$40.82-$59.22	$46.50	40,532	0.7	40,532
		986,165	5.1	916,635

The weighted average estimated fair value of the options granted during the years ended December 31, 2024, 2023, and 2022 were $4.09, $12.54, and $14.70 per share.

STOCK WARRANTS

Note 10 – Fair Value Measurement and elsewhere within this note for additional details.

During the year ended December 31, 2022, the Company issued an aggregate of 8,093 shares of common stock pursuant to cashless warrant exercises (of which, warrants to purchase 9,600 shares of common stock with a weighted average exercise price of $3.40 per share were exercised) and an aggregate of 73,336 shares of common stock pursuant to warrant exercises for aggregate net proceeds of $210.

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2024	2023	2022

Risk free interest rate	N/A	3.39%-4.03%	N/A
Expected term (years)	N/A	5.00	N/A
Expected volatility	N/A	115.9%-133.4%	N/A
Expected dividends	N/A	0.00%	N/A

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

11. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK WARRANTS – CONTINUED

The following table accounts for the Company’s warrant activity for the year ended December 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, January 1, 2024	1,145,914	$9.69
Issued	-	-
Exercised	-	-
Outstanding, December 31, 2024	1,145,914	$9.69	3.2	$-

Exercisable, December 31, 2024	1,145,914	$9.69	3.2	$-

The following table presents information related to stock warrants as of December 31, 2024:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Warrants	In Years	Warrants

$8.82-$11.56	$9.69	1,145,914	3.2	1,145,914
		1,145,914	3.2	1,145,914

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

12. INCOME TAXES

The Company is subject to U.S. federal, state and foreign income taxes.

The income tax provision (benefit) for the years ended December 31, 2024, 2023, and 2022 consisted of the following:

	For the Years Ended
	December 31,
	2024	2023	2022
Federal:
Current	$-	$-	$-
Deferred	(9,133)	(7,129)	(22,605)

State:
Current	177	-	-
Deferred	(2,564)	426	(1,430)

Foreign:
Current	538	1,493	317
Deferred	(3,513)	(7,995)	(4,120)
	(14,495)	(13,205)	(27,837)
Change in valuation allowance	15,209	14,699	28,145
Provision for income taxes	$714	$1,494	$308

No federal current tax provision has been recorded for the years ended December 31, 2024, 2023, and 2022 because the Company had net operating losses for federal tax purposes. However, a foreign tax provision was recorded related to the Company’s operations in India. The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382, and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the company immediately prior to the ownership change and subsequent ownership changes could further impact the amount of the annual limitation. An ownership change pursuant to Section 382 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited. The Company will perform a Section 382 analysis in the future. The related decrease in the deferred tax asset will be offset by the decrease in valuation allowance.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

12. INCOME TAXES – CONTINUED

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended
	December 31,
	2024	2023	2022
Tax benefit at federal statutory rate	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(1.2)%	0.2%	(1.3)%
Permanent differences:
Stock compensation	0.2%	1.5%	0.6%
Impairment of intangibles and goodwill	13.5%	9.8%	0.0%
Section 162(m)	0.0%	1.9%	1.7%
Other permanent differences	0.0%	0.2%	0.7%
Tax credits	0.0%	0.0%	0.0%
Income from non-includable foreign entities	2.0%	1.8%	4.3%
Deferred adjustments and true-up	0.6%	2.3%	(11.2)%
Change in valuation allowance	7.7%	7.3%	30.8%
Foreign tax	(1.5)%	(3.2)%	(4.2)%
Effective income tax rate	0.4%	0.7%	0.3%

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

The disaggregation of the Company’s domestic and foreign pre-tax loss for the years ended December 31, 2024, 2023, and 2022, is as follows:

	For the Year Ended December 31,
	2024	2023	2022
U.S.	$(178,810)	$(151,883)	$(76,528)
Foreign	(18,608)	(50,316)	(14,724)
	$(197,418)	$(202,199)	$(91,252)

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

12. INCOME TAXES – CONTINUED

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	December 31
	2024	2023
Deferred Tax Assets:
Net operating loss carryforwards-federal	$71,205	$64,075
Net operating loss carryforwards-states	12,160	9,837
Net operating loss carryforwards-UK	6,560	4,759
Net operating loss carryforwards-Belgium	10,523	8,454
Tax credits	686	656
Stock-based compensation	560	1,542
Accruals	958	513
Deferred revenue	1,763	2,052
Allowance for doubtful accounts	1,536	1,180
Goodwill	682	714
Capitalized Sec.174 R&D	2,148	1,154
Lease liability	1,945	1,781
Other	1,956	497
	112,682	97,214
Deferred Tax Liabilities:
Intangible assets	(2,197)	(3,743)
Fixed assets	(3,453)	(2,226)
Unrealized gain/loss	(175)	(80)
Lease Asset	(1,685)	(1,644)
Other	(257)	(81)
	(7,767)	(7,774)

Net deferred tax assets	104,915	89,440
Valuation allowance	(104,889)	(89,414)
Deferred tax assets, net of valuation allowance	26	26

Change in valuation allowance	$15,475	$21,024

As of December 31, 2024, the Company had net operating loss carry forwards for federal income tax purposes of approximately $339,082 of which, $86,636 may be used to offset future taxable income through 2037 and the remaining $252,446 of net operating loss carry forwards incurred after 2017, do not have an expiration date. In addition, state NOLs carryforwards available are approximately $224,120, as of December 31, 2024. As of December 31, 2024, the Company had net operating loss carry forwards for foreign income tax purposes of $76,616, these net operating losses carry forwards can be carried forward indefinitely. The Company also has approximately $686 in business credits expiring between 2030 and 2043.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

13. RELATED PARTIES

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. The Company owns 40% of the Entity, while the other three parties own 60%. Subsequently, two of the three other parties exited the joint venture, and the remaining other party acquired the ownership of the exiting parties. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which operates in the electric vehicle market in Greece. The obligation to fund the Entity’s future operations is limited to the Company’s 40% ownership. The Company recorded $203 and $0 of sales to Hellas during the years ended December 31, 2024 and 2023 and had a receivable of $31 and $0 as of December 31, 2024 and December 31, 2023. As of December 31, 2024 and December 31,2023 the Company had a payable of approximately $129 and $114, respectively, to Hellas. In addition, the Company has provided working capital of $274 and $177 as of December 31, 2024 and December 31, 2023, respectively, in Hellas. The Company has written off this working capital contribution, since the Company’s proportion of Hellas’s net losses exceed the working capital contribution.

The Company determined that the Entity is a variable interest entity; however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through December 31, 2024, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the years ended December 31, 2024, 2023, and 2022.

BLINK CHARGING UK LIMITED

As of December 31, 2024, several close family members of a senior management employee are providing services to Blink Charging UK Limited. For the year ended December 31, 2024, these related parties have collectively provided services worth $209 to Blink Charging UK Limited. For the years ended December 31, 2023 and 2022, these related parties have collectively provided services worth $359 and $95 respectively, These expenses are included within general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022.

14. EMPLOYEE BENEFIT PLANS

The Company has defined-contribution plans for which employees meeting certain age and length of service requirements may contribute up to the defined statutory limit. These plans provide discretionary employer matching contributions to eligible employees up to certain statutory annual limits. Employer contributions to these plans were $921, $652, and $238 for the years ended December 31, 2024, 2023, and 2022, respectively.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

15. LEASES

Total operating lease expenses for the year ended December 31, 2024, 2023, and 2022, were $2,610, $1,803, and $789, respectively, and are recorded in other operating expenses on the consolidated statements of operations. Operating lease expenses consist of rent expense, common area maintenance adjustments, variable lease costs, and other expenses.

As of December 31, 2024, the Company had $132 of right-of-use assets that were classified as financing leases for vehicles associated with the operations of Blink Mobility and are included as a component of property and equipment on the consolidated balance sheet as of December 31, 2024. The duration of the leases is three years and the Company is expected to pay approximately $1,020 throughout the term. As of December 31, 2024, the Company did not have additional operating and financing leases that have not yet commenced.

During the years ended December 31, 2024, 2023, and 2022 the Company recorded $13 and $37, and $38 of interest expense related to finance leases, respectively, which were recorded within interest expense on the consolidated statements of operations. During the years ended December 31, 2024, 2023, and 2022 the Company recorded amortization expense of $618, $1,226, and $659 related to finance leases, respectively.

Supplemental cash flows information related to leases was as follows:

	For The Years Ended
	December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$3,222	$3,672	$825
Financing cash flows from finance leases	$596	$2,837	$217

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,205	$7,401	$1,787
Finance leases	$53	$2,798	$931

Weighted Average Remaining Lease Term
Operating leases	2.63	2.74	3.66
Finance leases	0.30	1.71	2.50

Weighted Average Discount Rate
Operating leases	7.4%	7.5%	4.9%
Finance leases	6.2%	6.4%	6.2%

Future minimum payments under non-cancellable leases as of December 31, 2024 were as follows:

For the Years Ending December 31,	Operating Lease	Finance Lease
2025	$4,428	$41
2026	2,683	41
2027	1,682	37
2028	1,065	27
2029	1,374	27
Thereafter	1,397	-
Total future minimum lease payments	12,629	173
Less: imputed interest	(2,251)	(42)
Total	$10,378	$131

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

16. COMMITMENTS AND CONTINGENCIES

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

The Company believes it has recorded adequate provisions for any such lawsuits, investigations, claims, and proceedings as of December 31, 2024, and the Company believes it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. However, future events or circumstances, currently unknown to management, may potentially have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting period.

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

In September 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserted that the Director defendants caused Blink to make the statements at issue in the securities class action and, as a result, the Company incurred costs defending against the Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserted claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he sought damages sustained by the Company as a result of the defendants’ alleged breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. In December 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants in the Klein Lawsuit and asserted similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). In June 2022, the court consolidated the Klein and Bhatia actions under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The action remains stayed. The Company wholly and completely disputes the allegations. The Company has retained legal counsel to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2024, as it determined that any such loss contingency was either not probable or estimable.

In February 2022, a shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in Clark County, Nevada seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The McCauley Lawsuit asserted similar claims and sought similar damages as the Klein Lawsuit. The action remains stayed. The Company wholly and completely disputes the allegations. The Company has retained legal counsel to defend the action vigorously. The Company has not recorded an accrual related to this matter as of December 31, 2024, as it determined that any such loss contingency was either not probable or estimable.

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

17. SEGMENT REPORTING

The Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM organizes the Company, manages resource allocations and measures performance as one operating and reportable segment. The Company manufactures, owns, and operates residential and commercial EV charging solutions, including its Blink Networks and EVSE, to support EV drivers at various locations. Furthermore, the Company owns and operates an EV car-sharing and ride-sharing program that allows customers to share electric vehicles through subscription services and charge those cars through charging stations.

The CODM is provided asset information by reportable segment as asset information is provided to the CODM on a consolidated basis. The CODM reviews the following information on a consolidated basis: revenues, cost of revenues, gross profit, compensation expense and operating loss in order to allocate operating and capital resources and assesses performance of the Company by comparing actual results to historical results and previously forecasted financial information. Other than certain disaggregated expense information provided in relation to other operating expenses, significant expenses regularly provided to the CODM are presented as shown on the statement of operations. The CODM is also regularly provided disaggregated expense information for other operating expenses, which is disaggregated between software costs and other expenses as shown in the table below:

	For The Years Ended
	December 31,
	2024	2023	2022
Other operating expenses
Software	4,947	3,343	1,578
Other (1)	15,444	14,482	14,067
Total other operating expenses	$20,391	$17,825	$15,645

(1)	Includes operating lease expense, insurance expense, office expenses and travel expenses.

The following table sets forth our long-lived assets by geographic area, which consists of property and equipment, net and operating lease right-of-use assets:

	December 31,
	2024	2023

United States	$35,035	$33,274
International	12,848	11,584

Total	$47,883	$44,858

For information regarding revenue disaggregated by geography and revenue concentrations, see Note 2 — Summary of Significant Accounting Policies.

For additional information related to goodwill, see Note 6 - Goodwill.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

18. REVISION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2024, the Company identified a number of misstatements and omitted disclosure items in the Company’s previously issued financial statements as summarized below. The identified misstatements impacted certain components of the balance sheet and statement of cash flows in the consolidated financial statements included in the Form 10-K for the year ended December 31, 2023. The Company assessed the materiality of the errors, including the presentation on prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin Topics 1.M and 1.N (formerly No. 99, Materiality).

Based on this assessment, the Company concluded that these errors and the related impacts did not result in a material misstatement of its previously issued consolidated financial statements as of and for the year ended December 31, 2023. However, the Company concluded the financial statements should be revised for these errors.

Note 2 — Summary of Significant Accounting Policies - Marketable Securities

The Company identified a classification misstatement in the Company’s previously issued financial statements related to the classification of marketable securities that were previously included within cash and cash equivalents.

A summary of the corrections to the impacted financial statement line items in the Company’s previously issued consolidated balance sheet and consolidated statement of cash flows as of and for the year ended December 31, 2023.

Consolidated Balance Sheet

(in thousands)

As of December 31, 2023

	As Previously	Revision	As
	Reported	Adjustments	Revised
Assets
Current Assets:
Cash and cash equivalents	$121,691	$(22,970)	$98,721
Marketable securities	$-	$22,970	$22,970
Total Current Assets	$221,734	$-	$221,734
Total Assets	$428,519	$-	$428,519

Consolidated Statement of Cash Flows

(in thousands)

For The Year Ended December 31, 2023

	As Previously	Revision	As
	Reported	Adjustments	Revised
Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	$-	$16,442	$16,442
Purchase of marketable securities	$-	$(39,412)	$(39,412)
Net Cash Used In Investing Activities	$(13,240)	$(22,970)	$(36,210)
Net Increase In Cash and Cash Equivalents and Restricted Cash	$85,137	$(22,970)	$62,167
Cash and Cash Equivalents and Restricted Cash - Beginning of Year	$36,633	$-	$36,633
Cash and Cash Equivalents and Restricted Cash - End of Year	$121,770	$(22,970)	$98,800

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$121,691	$(22,970)	$98,721
Restricted cash	$79	$-	$79
	$121,770	$(22,970)	$98,800

Note 10 — Fair Value Measurement

As a result of this error in classification, the Company omitted disclosures related to the fair value measurement of marketable securities and money market funds as Level 1 financial instruments from the 2023 consolidated financial statements.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

18. REVISION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Additionally, the Company revised certain notes for immaterial errors, including omission of disclosure, as described below:

Note 2 — Summary of Significant Accounting Policies - Accounts Receivable

The Company omitted the expected credit loss roll-forward schedule from the 2023 consolidated financial statements.

Note 6 — Goodwill

The Company omitted the goodwill impairment by reporting unit in the roll-forward schedule from the 2023 consolidated financial statements.

Note 7 — Accrued Expenses

The Company omitted the disclosure related to liabilities that represent 5% or greater of total current liabilities from the 2023 consolidated financial statements.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(in thousands, except for share and per share amounts)

19. SUBSEQUENT EVENTS

MERGER AGREEMENT AMENDMENT

On March 10, 2025, the Company’s indirect wholly owned subsidiary, Envoy Technologies, Inc. (“Envoy Technologies”), entered into Amendment No. 1 (the “Amendment”) to the Agreement and Plan of Merger, dated as of April 18, 2023 (the “Merger Agreement”), by and among the Company, Envoy Mobility, Inc. (formerly Blink Mobility, LLC), Envoy Technologies and Fortis Advisors LLC, as equityholders’ agent. The Amendment extended the date by which Envoy Technologies would need to complete an underwritten initial public offering by 45 days (to June 2, 2025 from April 18, 2025) in order to issue shares of Envoy Technologies common stock to the former shareholders of Envoy Technologies under the terms of the Merger Agreement, while the deadline for a direct listing remains April 18, 2025. In consideration for the extension, the value of the Envoy Technologies shares of common stock to be issued to the former shareholders of Envoy Technologies was increased to $23,000 from $22,500.

SALE OF COMMON STOCK

Subsequent to December 31, 2024, the Company sold an aggregate of 681,330 shares of common stock aggregate gross proceeds of $909.

