Form 10-K/A
period 2024-12-31
Blink Charging Co.
filed 2025-04-29
CIK 1429764

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

As of April 28, 2025, there were 102,717,131 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Blink Charging Co. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2024 (Commission File No. 001-38392), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 9, 2025 (the “Original 10-K”). This Amendment is being filed for the sole purpose of including the information required by Part III of Form 10-K. The information required by Part III was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original 10-K. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of the Original 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

This Amendment does not reflect events occurring after the filing of the Original 10-K (i.e., those events occurring after April 9, 2025) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our other filings with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following information describes the biographical information, offices held, other business directorships, additional director experience, qualifications, attributes and skills and the class and term of each of our directors, as of April 29, 2025. There are no arrangements or understandings between a director and any other person pursuant to which such director was or is to be selected as a director or nominee.

Director	Age	Director Since	Audit Committee	Compensation Committee	Nominating, Corporate Governance & Sustainability Committee	Strategy & Growth Committee
Ritsaart J.M. van Montfrans	53	2019	X	X (Chair)	X	X
Michael C. Battaglia	54	2025				X
Brendan S. Jones	61	2021
Aviv Hillo	60	2023				X
Martha J. Crawford	57	2024				X (Chair)
Jack Levine	74	2019	X (Chair)	X	X
Kristina A. Peterson	61	2023	X		X (Chair)
Cedric L. Richmond	51	2022		X	X	X

Ritsaart J.M. van Montfrans

Ritsaart J.M. van Montfrans became a member of our Board of Directors (“Board”) in December 2019 and was named the Chairman of the Board in May 2023. He is an experienced entrepreneur in Europe. He is currently the Chief Executive Officer of Incision Group, a medtech scale-up in team performance and education, since January 2017, and co-founded and led ScaleUpNation, a growth accelerator for ventures with large scale-up potential, from February 2016 to January 2017, each in Amsterdam, the Netherlands.

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

Michael C. Battaglia

Effective February 1, 2025, Michael C. Battaglia was appointed to be our President and Chief Executive Officer and was elected as a member of our Board. Mr. Battaglia is an automotive and EV charging veteran with more than 25 years of experience in the industry and has expertise in building high performing sales and operations teams. Prior to joining our company, Mr. Battaglia served in various management positions for J.D. Power from March 2006 to July 2020, assisting automotive OEMs and retailers improve operations through data-driven insights, analyses and consulting services. Prior to J.D. Power, Mr. Battaglia held various sales and management positions with SmartDisk Corporation and Toyota Motor Sales USA.

Mr. Battaglia joined our company as Vice President of Sales in August 2020. In January 2021, Mr. Battaglia was promoted to Senior Vice President of Sales and Business Development, and, in December 2022, he was promoted to Chief Revenue Officer. In September 2023, Mr. Battaglia was promoted to Chief Operating Officer. Throughout his time with our company, Mr. Battaglia has worked closely with the operations and finance teams to streamline systems and processes related to order processing and fulfillment, customer support structures, and new product procurement, which has led to increases in the company’s operational efficiency. Mr. Battaglia received a B.S. degree in finance from the Carroll School of Management at Boston College.

Brendan S. Jones

Brendan S. Jones joined our company as Chief Operating Officer in April 2020 and became our President and was elected a member of our Board in February 2021. Effective May 1, 2023, Mr. Jones was appointed by our Board to be our Chief Executive Officer. Effective January 31, 2025, Mr. Jones retired from the company, but continues to serve as a director on the Board. From February 1, 2025 through March 2025, Mr. Jones served as an Executive Advisor to assist with the transition of his responsibilities to his successor. Prior to joining our company, he served as the Chief Operating Officer of Electrify America, LLC, the United States-based EV subsidiary of Volkswagen Group AG, from September 2016 to March 2020. Mr. Jones was Electrify America’s first employee and is credited with building Electrify America from its original startup concept into one of the largest ultrafast EV charging companies in the world, establishing strategy, design implementation and management teams at Electrify America, negotiating numerous contracts for charging services with leading carmakers, retail property owners and EV infrastructure companies, and managing the installation and servicing of thousands of charging stations.

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

Martha J. Crawford

Martha J. Crawford joined our Board in December 2024. During her 25-year executive career, she held C-suite positions in multi-national corporations in chemicals, energy, and environmental services companies. An internationally recognized technologist and business leader, Dr Crawford works with top private equity funds to build and scale environmental infrastructure companies. Dr Crawford is an Operating Partner at Macquarie Asset Management (“MAM”), a leading private equity fund in the infrastructure domain ($80 billion in assets under management), and serves on the boards of two MAM-owned companies in the waste management sector since 2021.

From 1997 to 2016, Dr. Crawford led a distinguished career in France, where she was Global VP of Research and Development (“R&D”) for Air Liquide and Areva (now Orano). Dr. Crawford led international R&D operations and was responsible for major developments of decarbonization technologies, including offshore wind and large-scale solar, Hydrogen for energy storage and propulsion, and carbon capture and sequestration. Dr. Crawford has previously served on the boards of three EURONEXT-listed public companies: Altran Technologies (engineering and R&D services), Ipsen SA (biopharmaceutical) and Suez SA (water and waste management, and decentralized energy). Dr Crawford was knighted by President Sarkozy in 2014 for her contributions to the greening of industry in France.

Dr. Crawford earned MS and PhD degrees in Chemical and Environmental engineering from Harvard University (1994, 1997), with most of her coursework at MIT. She also holds an M.B.A. from the French Collège des Ingénieurs (1998) and an Executive Certificate in Private Equity and Venture Capital from Columbia Business School (2022). Dr Crawford served on the faculty of Harvard Business School from 2016-2019, teaching courses on corporate governance and ethics, and on innovation in the clean energy sector.

An international businesswoman and recognized expert on technological innovation, Dr Crawford brings corporate C-suite experience from industry and energy sectors, and significant experience with innovation and commercialization of clean technologies. In addition, she brings 15 years of experience serving on public boards, making her highly qualified to serve on our Board.

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

Kristina A. Peterson

Kristina A. Peterson became a member of our Board in May 2023. She serves as Chair of the Nominating, Corporate Governance and Sustainability Committee and as a Member of the Audit Committee. She has an extensive background in infrastructure investments in electric utilities, independent private power producer power generation, interconnection, transmission, EV charging, and battery storage companies and has served on three public companies and two private company boards. Ms. Peterson has been the Chief Executive Officer of Mayflower Partners, a cleantech financial advisory firm, since 2000. Ms. Peterson was a senior executive at Brookfield Asset Management (NYSE:BAM), Brookfield Renewable Partners (NYSE: BEP), Terraform Power (Nasdaq: TERP), EDF Renewable Energy, Suntech and Greenwood Energy previously. Prior to that, she served as an investment banker at ABN AMRO Bank and Citibank for ten years in the global energy, infrastructure and telecom industries.

Ms. Peterson is a member of the National Association of Corporate Directors, recipient of the Board Leadership Fellow accreditation, and serves as Co-Chair of Women Corporate Directors Foundation, San Diego Chapter, a global group of women corporate board directors since 2016. She currently serves as Non-Executive Director, Chair of the Remuneration Committee and a member of the Audit Committee of Invinity Energy Systems PLC (LSE: IES), a utility-scale battery energy storage company (2021 to present) and Independent Director on the Board, Audit Committee Member and Sustainability Champion of Madison Energy Infrastructure, Inc., a distributed generation solar company owner-operator (2022 to present), which is a private equity portfolio company of EQT Group AB’s Infrastructure Fund VI. Ms. Peterson was a director of Iteros, Inc., an energy management software firm (2015 to 2020), a director of Coalition for Green Capital, a non-profit with a mission to halt climate change by accelerating investment in clean energy technologies through creation of a national green bank (2019 to December 2023) and a director of Electriq Power Holdings, Inc., a renewable energy storage system design company (November 2023 to May 2024).

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

There are no family relationships among any of our directors and executive officers.

Executive Officers

The following information sets forth certain information regarding our executive officers as of April 29, 2025:

Executive Officer	Age	Position
Michael C. Battaglia	54	President and Chief Executive Officer
Michael P. Rama	59	Chief Financial Officer
Aviv Hillo	60	General Counsel and Executive Vice President – M&A
Harjinder Bhade	61	Chief Technology Officer

Biographical information for Messrs. Battaglia and Hillo is set forth under the heading “Directors” above.

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

Based solely upon our review of the copies of such forms received by us, or representations from certain reporting persons that no year-end Forms 5 were required for those persons, we believe that, during the year ended December 31, 2024, all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except for one late Form 4 filing by Michael Battaglia which included one late transaction and one late Form 3 filing by Martha Crawford which included no late transaction.

Corporate Governance

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics in December 2013. Our Code of Business Conduct and Ethics applies to all our employees, officers and directors, including our principal executive and senior financial officers, and was updated in May 2024. A copy of our Code of Business Conduct and Ethics (2023 version) is posted on our website at www.blinkcharging.com. We intend to disclose future amendments to certain provisions of our Code of Conduct and Business Ethics, or waivers of these provisions with respect to executive officers on our website or in our public filings with the SEC. There were no waivers of the Code of Business Conduct and Ethics in 2024. A copy of our Code of Business Conduct and Ethics will be provided without charge to any person submitting a written request to the attention of the Chief Executive Officer at our principal executive office.

Board Committees and Charters

The Board has four standing committees - Audit Committee, Compensation Committee, Nominating, Corporate Governance & Sustainability Committee and the Strategy & Growth Committee. The Board maintains charters for each of these standing committees. To view the charters of our standing Board committees, please visit our website at https://ir.blinkcharging.com/corporate-governance/governance-documents.

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

During 2024, the Audit Committee met six times.

Compensation Committee

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

During 2024, the Compensation Committee met eight times.

Nominating, Corporate Governance & Sustainability Committee

The Nominating, Corporate Governance & Sustainability Committee of the Board is currently comprised of Kristina A. Peterson (chair), Jack Levine, Cedric L. Richmond and Ritsaart J.M. van Montfrans. Our business and product roadmap are designed to support the global energy transition to low/no carbon transportation solutions. By providing clean electric vehicle charging solutions to corporations, other organizations and individual consumers, our products and solutions are designed to significantly lower harmful criteria pollutants and reduce global greenhouse gas emissions. In July 2023, we combined our Nominating and Corporate Governance Committee and our Environmental, Social and Governance Committee into the Nominating, Environmental, Social and Governance Committee, which is now called the Nominating, Corporate Governance & Sustainability Committee (the “Nominating and CGS Committee”).

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

Board Oversight of ESG

Our Nominating and CGS Committee operates under a written charter to reflect updated SEC disclosure requirements and corporate governance best practices. All of our Committee Charters and our Code of Business Conduct and Ethics were updated in May 2024 to comply with updated SEC disclosure requirements and evolving corporate governance best practices and are posted on our website.

The Nominating and CGS Committee ensures that we meet our ongoing sustainability goals and promote socially responsible practices within our company. This committee underscores our dedication to sustainability and acknowledges that responsible business conduct is crucial for sustained success. Through the Nominating and CGS Committee’s efforts, we aim to make meaningful contributions to society and the environment while also delivering value to our stakeholders.

The principal environmental, social and governance (“ESG”) responsibilities and duties of the Nominating, Corporate Governance & Sustainability Committee are to:

●	recommend to the Board our overall general strategy concerning sustainability, environmental stewardship, health and safety, corporate social responsibility, philanthropy, diversity, equity and inclusion, community issues, and other public policy matters relevant to our company;

●	oversee our policies, practices and performance and manage disclosures with respect to ESG matters; and

●	report to the Board current and emerging topics relating to ESG matters that may affect the business, operations, performance or public image of our company or are pertinent to us and our stakeholders in support of our evolving global business.

Organizational Structure for Managing ESG

During 2024, the Board’s Nominating and CGS Committee met five times. Internally, environmental, social and governance risks and opportunities are managed by the Legal Department. Blink’s cross-functional global Sustainability Committee reports to the Board’s Nominating and CGS Committee and is composed of the Director of Sustainability, the General Counsel, Chief Marketing Officer, and ESG-focused managers in the U.S., UK, EU and India, and meets at least bi-weekly year-round.

The Director of Sustainability, Reed S. Fuller, is Blink’s Corporate Secretary and Assistant General Counsel, reporting to the General Counsel, and plays a crucial role in overseeing and driving our sustainability initiatives. The Director ensures the integration of sustainable practices into our corporate strategy, identifies risk and improvement areas, and implements initiatives in alignment with our ESG goals. Serving as a liaison with the Nominating and CGS Committee Chair, the Director of Sustainability facilitates communication and reporting on our sustainability progress, steering our organization towards a more sustainable future.

With input from the global Sustainability Committee, Blink plans to publish a 2025 Corporate Sustainability Report. In order to comply with the European Union’s Corporate Sustainability Reporting Directive (“CSRD”), we plan to undertake an enterprise-level Double Materiality Assessment (“DMA”) as a necessary action to ensure compliance in relevant operations locations. The DMA will cover climate-related financial risks material to the company’s operations and future, and social and environmental impacts material within the company’s operations.

As part of planning for our first published Corporate Sustainability Report, Blink continues to improve its ESG efforts and activities across the globe, which include the following 2024 Impact and Sustainability Program Highlights:

Environmental

We are committed to implementing sustainable practices across our operations. By prioritizing environmental responsibility, we aim to contribute to a more sustainable future for our planet and society.

●	Blink’s Environmental Management Systems leads report directly to the Board and CEO

Aviv Hillo and Jenifer Yokley share joint management supervision of the Sustainability Committee and ESG programs, respectively, and each report directly to the CEO and to the Chair of the Nominating and CGS Committee.

●	ISO 9001, 14001, and 45001 certifications in the U.S., UK and India

Our UK and India operations are certified with environmental management systems ISO 14001 (both within Integrated Management Systems with ISO 9001 and 45001). Additionally, our U.S. Bowie, Maryland production facility is also ISO 9001 compliant, under certified Integrated Management Systems, as disclosed on our corporate website.

●	Supplier Code of Conduct and Conflict Minerals Policy

We have adopted the Responsible Business Alliance (“RBA”) Code of Conduct. The RBA Code of Conduct is applicable to both us and our suppliers and mirrors our commitment to ethical business practices, including labor rights, environmental responsibility, health and safety, and ethical sourcing. By implementing the RBA Code of Conduct, we are holding ourselves and our suppliers to the highest standards of accountability and sustainability. We believe that responsible business practices are not only the right thing to do, but also critical to the long-term success and well-being of our company, our suppliers, and the communities in which we operate. We require our suppliers to be in compliance with the RBA Code of Conduct. Our Supplier Code of Conduct is published on our corporate website.

We also announced our Conflict Minerals Policy in 2024, which can be found on our website, and continue to work with suppliers to enhance our conflict minerals program.

●	Blink Employee Electric Vehicle (EV) Incentives

Globally, our employees are offered incentives if they own or lease an EV, hybrid plug-in, or electric scooter. In our U.S. Bowie, Maryland office, free EV charging is available to employees. Blink Europe entities own and lease a fleet of fully battery electric vehicles (BEV) (including vans). In the UK, we are certified as an ultra-low-emission vehicle (ULEV) Fleet Operator.

●	Greenhouse Gas Emissions (GHG)/Scope 1, 2, 3 Benchmarking and Reporting

Blink UK has a published Carbon Reduction Plan. Blink’s European group is underway with its GHG Emissions/Carbon Footprint benchmarking program, in order to receive its Planet Mark Business Certification (Scope 1, 2 and a subset of Scope 3), with a view to setting verified near-term targets. Additionally, in our European operations, no additional burning oils or gases are utilized for heating in leased office or warehouse premises.

●	Waste Management

We have identified waste management as its primary focus area in its Environmental Impact Strategy, as part of its Global ESG Program (formed in 2024). Regional programs are in place to minimize and mitigate waste in offices, packaging, production, logistics and installation operations covering:

●	Terracycle boxes for hard-to-recycle packaging (with signed public commitments not to mix waste streams),
●	Nespresso pod (coffee) recycling,
●	Separated recycling: card & paper, glass, plastics, metals,
●	Printer toner cartridge recycling,
●	Pallet system used to minimize waste in parcel deliveries (UK & EU),
●	IT Departments – electronic equipment recycling and refurb program and donation to schools and community groups in place,
●	In the EU operations, all hazardous waste is handled by licensed carriers and complies with WEEE directives.
●	In our Belgium operations, Blink contracts with a third-party recycling provider, dismantling used units for component parts, as well as recycling and repurposing unused, older units for other uses at trade shows.
●	In 2024, Blink’s Global ESG Program is establishing an end-of-life treatment program for hardware across operating systems.
●	In 2024 Blink’s Global ESG Program is establishing a packaging waste procedure.
●	Energy Conservation

Across our European operations, our offices have installed LED and ambient lighting, with motion sensors for efficient electricity consumption. In 2024, water conservation faucets, legionella testing and Indoor Air Quality Monitoring have been added to further enhance the working environment for employee well-being and reduced environmental impact. We are planning to implement further conservation measures and targets across our global operations.

Social

By prioritizing social responsibility, we aim to create value for our stakeholders while also contributing to a more just and equitable society.

●	Employee Wages and Pay Equity

When hiring and promoting employees, our Human Resources checks proposed salaries against comparable wage market values for each role. When appropriate, we make adjustments across departments, such as customer service, as the comparable market values for each role rises. In the UK, we are compliant with the government-mandated National Living Wage requirements for all employees, including interns and apprentices, as well as wage and market benchmarking requirements applied across all EU operations. In the U.S. and in other locations, we are compliant with all government, federal and state-mandated wage requirements.

●	Human Rights training

Modern Slavery and Forced Labour training is undertaken annually in our UK operations.

●	Employee Surveys

We conduct approximately three employee surveys per year. These surveys include an employee engagement survey, an employee benefits survey, and a DEI survey. Based on feedback from a recent employee benefits survey, we switched the company’s chosen dental and vision plans to better suit employee needs. Another result from the same survey prompted us to further develop wellness plans for employees. The employee engagement survey is provided to the Board to report on overall company satisfaction, for their consideration on further action. The recent DEI survey is under review for next step implementations focusing on diversity, based on requests and feedback received.

Governance

We strive for accountability, transparency, and integrity across our operations to build long-term value for stakeholders and foster trust with customers, partners, and the community. The Board engages in continuing education in order to remain up to date regarding good corporate governance practices involving evolving disclosure requirements, succession planning, business ethics and compliance, anti-bribery and corruption, and political contributions and lobbying practices.

●	Board Continuing Education and Membership in Relevant Governance-Related Organizations

Blink holds a Board Membership with the National Association of Corporate Directors (“NACD”), the leading U.S. independent non-profit membership organization of corporate board members that provides governance guidelines to assist directors in discharging their responsibilities and ensuring their commitment to the highest standards of corporate conduct. Our CEO, CFO, General Counsel, Assistant General Counsel and all independent directors are NACD members. Jack Levine, Audit Chair, is a member of the Association of Audit Committee Members Inc., a non-profit association of audit committee members dedicated to strengthening the audit committee by developing national best practices for corporate governance, corporate compliance and internal whistleblower policies. Kristina A. Peterson, Chair, Nominating and CGS Committee, has held the Women Corporate Directors Foundation (“WCD”) San Diego Chapter Co-Chair position since 2016. WCD is the leading non-profit organization for female directors, sponsored by KPMG with 2,500 corporate director members across 8,500 corporate boards and 70 Global Chapters.

●	Board Director Nominees and Succession Planning

The Nominating and CGS Committee, composed of Independent Directors of our Board, reviews candidates, makes recommendations to the Board to nominate new directors and manages the board succession planning process. We also consider any nominations of director candidates validly made by our stockholders. When evaluating director nominees, the Nominating and CGS Committee considers the following factors:

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

While we do not have a formal diversity policy for Board membership, the Board does seek to ensure that its membership consists of sufficiently diverse backgrounds, meaning a mix of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions. In considering candidates for the Board, the Committee considers, among other factors, diversity with respect to viewpoints, skills, experience and other demographics.

●	Business Ethics and Compliance

The Code of Business Conduct and Ethics applies to our company and its subsidiaries and our employees, corporate officers and directors, as well as third-party contractors, and can be found on our corporate website. Key aspects of our Code of Business Conduct and Ethics include:

●	Anti-bribery and Corruption (ABC) Training

All of our employees undertake anti-bribery and corruption training through the KnowBe4 platform during induction and through annual updates. In 2023 and 2024, some of these trainings included “Global Anti-Bribery and Corruption,” “Ethics and Code of Conduct: Introduction” Ethical Business Conduct Around the World,” and “2024 Your Role: Internet Security and You”. Additional similar training is planned for 2025. Aviv Hillo, General Counsel and Executive Vice President of Mergers & Acquisitions, and Board Member oversees Blink’s ABC program.

●	Political Contributions and Lobbying

Our in-house counsel and the Board’s Strategy & Growth Committee oversees current policies with regard to political contributions, political advocacy and lobbying, and these policies are enclosed in our Employee Handbook and the Strategy & Growth Committee Charter. Political contributions are prohibited to be made to state candidates directly from corporate funds. Current federal law prohibits direct corporate contributions to candidates for federal office. Employee political action committees (“PACs”), however, may make contributions to federal candidates using funds voluntarily given by employees. Campaign finance laws vary by state. A10 Associates has been engaged to lobby for us at the federal level with Congress and the Administration. Matt Chen, Director of Government Affairs, is a registered federal lobbyist and a registered Maryland lobbyist. The monetary values of our lobbying activities vary from quarter to quarter based on the amount of time spent and compensation and are fully disclosed in our relevant ongoing SEC filings.

Strategy & Growth Committee

In January 2025, our Board established a Strategy & Growth Committee, which began as a separate standing committee of the Board on January 9, 2025. The principal responsibilities and duties of this committee are guiding the Company’s long-term growth and strategic initiatives—including mergers, market expansion, and innovation—while overseeing governmental and regulatory affairs, assessing related risks, and regularly reporting to the Board. Additional information regarding the functions to be performed by the Strategy & Growth Committee is set forth in the Strategy & Growth Committee Charter.

The Strategy & Growth Committee is currently comprised of Martha J. Crawford (chair), Ritsaart J.M. van Montfrans, Cedric L. Richmond, Michael C. Battaglia and Aviv Hillo. The committee includes two management directors.

The Strategy & Growth Committee replaced the Government Affairs Committee. The principal responsibilities and duties of the Government Affairs Committee was to (i) to provide oversight and guidance to management with respect to the company’s government affairs strategy and initiatives, (ii) to ensure that the company’s government affairs activity reflects an honest and open communication with government and community decision-makers, (iii) to inform the Board in a timely manner of significant government affairs issues and proceedings that could have an effect on the company and (iv) to brief the Board at least quarterly regarding the company’s performance of its government affairs activity.

The Government Affairs Committee was comprised of Cedric L. Richmond (chair), Ritsaart J.M. van Montfrans and Brendan S. Jones.

During 2024, the Government Affairs Committee met one time.

Board Leadership Structure

Michael Battaglia has been our President, Chief Executive Officer and a director since February 2025. Ritsaart J.M. van Montfrans has been a director since December 2019 and our Chairman of the Board since May 2023. We believe that having a Chief Executive Officer and an independent Chairman, each with distinct responsibilities, works well for us because all but three of our directors are independent, and our Chairman can cause the independent directors to meet in executive sessions at any time. Therefore, the Chairman can at any time bring to the attention of a majority of the directors any matters he thinks should be addressed by our Board. Other advantages to having an independent director serve as Chairman include facilitating relations among our Board, Chief Executive Officer and other senior management, assisting our Board in reaching consensus on particular strategies and policies, fostering robust evaluation processes, supporting the efficient allocation of oversight responsibilities between the independent directors and management, and enhancing stockholders’ confidence in our company’s governance practices.

The Chairman presides over Board meetings and presides at all meetings of our independent directors. The Chairman’s additional duties include:

●	at the request of our Board, presiding over meetings of stockholders;
●	conveying recommendations of the independent directors to the full Board;
●	serving as a liaison between our Board and management;
●	ensuring that members of our Board receive accurate, timely and clear information, in particular about our company’s performance, to enable our Board to make sound decisions and provide effective oversight and advice to promote the success of our company;
●	monitoring effective implementation of our Board’s decisions;
●	establishing and maintaining a close relationship of trust with our Chief Executive Officer by providing support and advice while respecting executive responsibility and leadership;
●	developing the Board by leading the effort to identify and recruit new Board members; and
●	leading succession efforts.

As described above, five of our Board members are independent. In addition, all of the directors on each of the Audit Committee, Compensation Committee, Nominating and CGS Committee and Strategy & Growth Committee are independent directors, with the exception of Messrs. Battaglia and Hillo on the Strategy & Growth Committee, and each of these committees is led by an independent committee chair. The committee chairs set the agendas for their committees and report to the full Board on their work. As required by Nasdaq, our independent directors meet in executive sessions without management present as frequently as they deem appropriate, typically at the time of each regular in-person Board meeting. All of our independent directors are highly accomplished and experienced business people in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with Board processes. Our independent directors bring experience, oversight and expertise from outside our company and industry, while Messrs. Jones and Hillo bring company-specific experience and expertise.

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

Board Meetings

The Board has four fixed regular meetings per year scheduled in accordance with the filing of periodic reports with the SEC. The Board held 11 meetings in 2024 and all of the directors attended at least 75% of the total number of meetings of the Board and committees on which they served during the period for which such director was serving as a director. In addition, the Board of Directors took action nine times during 2024 by unanimous written consent in lieu of a meeting, as permitted by applicable law. We, and the Board, expect all current directors to attend our annual meeting of stockholders barring unforeseen circumstances or irresolvable conflicts. All of the Board members attended last year’s annual meeting. We do not have a written policy on Board attendance at annual meetings of stockholders; however, we do schedule a Board meeting immediately after the annual meeting for which members attending receive compensation.

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

Committee	Primary Risk Oversight Responsibility
Audit Committee	Oversees financial risk, including capital risk, financial compliance risk, internal controls over financial reporting and reporting of violations involving financial risk, internal controls and other non-compliance with our Code of Business Conduct and Ethics.

Compensation Committee	Oversees our compensation policies and practices to ensure compensation appropriately incentivizes and retains management and determines whether such policies and practices balance risk-taking and reward in an appropriate manner.

Nominating, Corporate Governance & Sustainability Committee	Oversees the assessment of each Board member’s independence to avoid conflict, determine the effectiveness of the Board and committees, and maintain good governance practices through our corporate governance guidelines, committee charters and Code of Business Conduct and Ethics. Oversees our policies and practices, and reviews our reporting standards, with respect to complying with evolving ESG matters and disclosures.

Strategy & Growth Committee	Oversees risks associated with the Company’s strategic growth initiatives and governmental or regulatory activities, including financial, operational, reputational and market risks, and advises the Board on appropriate mitigation strategies.

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

Recommendation Regarding Compensation Discussion and Analysis

In performing its oversight function during 2024 with regard to the Compensation Discussion and Analysis prepared by management, the Compensation Committee relied on statements and information prepared by the Company’s management. The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K/A with management. Based on this review and discussion, the Compensation Committee recommended to the Company’s Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2024, as amended.

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

The Compensation Committee continued to engage Korn Ferry, an internationally recognized compensation consulting firm, as its compensation consultant in 2024. Korn Ferry reviewed and advised the Compensation Committee on our compensation practices. The Compensation Committee assessed the independence of Korn Ferry pursuant to SEC rules and concluded that the work of Korn Ferry has not raised any conflict of interest.

Korn Ferry provided a broad array of services during 2024, including, but not limited to, CEO benchmarking, executive employment contractual review and assessment, short- and long-term incentive design review, and other compensation-related items.

For purposes of benchmarking, Korn Ferry compared positions of similar scope and complexity with the data contained in the surveys. Korn Ferry then provided a salary range for each executive level. The Compensation Committee typically sets target compensation levels between the 25th to 75th percentile range as it believes the use of this range (i) helps ensure our compensation program provides sufficient compensation to attract and retain talented executives and (ii) maintains internal pay equity, without overcompensating our employees. Each executive’s target compensation level for this purpose is based on the sum of his base salary, annual cash bonus and annual equity award but excludes one-time equity/option awards.

The Compensation Committee reviews pay practices at companies of similar size and industry. The current peer group data is used to evaluate the compensation arrangements for our named executive officers and directors. With respect to Korn Ferry’s assessment, the comparable group of companies consisted of the companies listed below as determined to: (i) focus on the same industry or adjacent industry as us, (ii) generally have similar revenues as us, (iii) generally have similar market capitalization as us, (iv) generally have similar operating income as us, and (v) generally have the same number of employees as us. The comparable list of companies included Allego N.V., Beam Global, ChargePoint Holdings, EVgo, Inc., Nuvve Holding Corp., Tritium DCFC Limited and Wallbox N.V.

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

Consideration of Advisory Votes to Approve the Compensation of our Named Executive Officers

We value the opinions of our stockholders, including as expressed through advisory votes to approve the compensation of our named executive officers (“Say-on-Pay Votes”). In our most recent Say-On-Pay Vote, conducted at our 2024 annual meeting of stockholders, held on July 16, 2024, our stockholders approved the compensation of our named executive officers on an advisory basis, with approximately 64% of the votes cast in favor of the fiscal 2023 compensation of our named executive officers. In setting fiscal 2025 compensation, we will consider the outcome of the Say-on-Pay Vote during our 2025 annual meeting of stockholders and will continue to consider the outcome of future Say-on-Pay Votes, as well as stockholder feedback received throughout the year, when making compensation decisions for our executive officers.

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

Role of Executives in Executive Compensation Decisions

The Board and our Compensation Committee generally seek input from Michael C. Battaglia, our President and Chief Executive Officer, when discussing the performance of, and compensation levels for, executives other than himself. The Compensation Committee also works with Michael P. Rama, our Chief Financial Officer, to evaluate the financial, accounting, tax and retention implications of our various compensation programs. Mr. Battaglia, who is a director, does not participate in deliberations relating to his own compensation.

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

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our principal executive officers who served as such during 2024 (Brendan S. Jones), our principal financial officer who served as such during 2024 (Michael P. Rama) and our three most highly compensated executive officers other than our principal executive officer and principal financial officer who were serving as executive officers at the end of 2024 (Aviv Hillo, Harjinder Bhade and Michael C. Battaglia). We refer to these executive officers as our “named executive officers” or “NEOs.”

Summary Compensation Table

		Award Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(6) ($)	Option Awards(6) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brendan S. Jones(1)	2024	$775,000	$75,000	$467,790	$-	$133,813	$-	$39,850	$1,491,453
President and Chief	2023	$681,759	$75,000	$258,875	$-	$467,790	$-	$29,917	$1,513,341
Executive Officer	2022	$493,011	$-	$1,184,859	$-	$310,650	$-	$64,242	$2,052,762

Michael P. Rama(2)	2024	$446,450	$-	$206,230	$-	$62,532	$-	$22,433	$737,645
Chief Financial	2023	$423,056	$-	$212,500	$-	$206,230	$-	$354,051	$1,195,837
Officer	2022	$408,003	$-	$701,807	$-	$212,550	$-	$282,646	$1,605,006

Aviv Hillo(3)	2024	$443,375	$-	$206,230	$-	$61,942	$-	$15,233	$726,780
General Counsel and	2023	$423,000	$-	$197,790	$-	$206,230	$-	$18,972	$845,992
Executive Vice President - M&A	2022	$377,167	$-	$701,807	$-	$197,790	$-	$52,206	$1,328,970

Harjinder Bhade(4)	2024	$527,753	$-	$301,800	$-	$90,647	$-	$16,530	$936,730
Chief Technology Officer	2023	$477,212	$-	$218,000	$-	$5,301,800	$-	$29,917	$6,026,929
	2022	$403,602	$-	$665,116	$-	$218,000	$-	$68,304	$1,355,022

Michael C. Battaglia(5)	2024	$385,801	$-	$215,711	$-	$53,393	$-	$34,784	$689,689
Chief Operating Officer	2023	$327,515	$-	$-	$-	$176,088	$-	$29,917	$533,520

(1)	Mr. Jones served as our President from February 2021 to January 2025 and as our Chief Executive Officer from May 2023 to January 2025. Included in Bonus for Mr. Jones is a cash signing bonus of $75,000 in 2024 and 2023 in accordance with his employment agreement. Included in All Other Compensation for Mr. Jones are (i) company-paid health insurance benefits of $34,850, $29,917 and $33,827 in 2024, 2023 and 2022, respectively; (ii) $5,000 in 2024 related to moving allowance in conjunction with the Company’s relocation of the headquarters from Miami Beach, Florida to Bowie, Maryland in 2024; and (iii) a tax gross-up of $0, $0 and $30,416 relating to the vesting of stock awards in 2024, 2023 and 2022, respectively. The 2022 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(2)	Mr. Rama has served as our Chief Financial Officer since February 2020. Included in All Other Compensation for Mr. Rama are (i) company-paid health insurance benefits of $22,433, $29,917 and $32,356 in 2024, 2023 and 2022, respectively and (ii) a tax gross-up of $0, $324,133 and $250,290 relating to the vesting of stock awards in 2024, 2023 and 2022, respectively. The 2023 and 2022 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(3)	Mr. Hillo has served as our General Counsel since April 2018 and our Executive Vice President of Mergers & Acquisitions since May 2022. Included in All Other Compensation for Mr. Hillo are (i) company-paid health insurance benefits of $15,233, $18,972 and $19,256 in 2024, 2023 and 2022, respectively and (ii) a tax gross-up of $0, $0 and $32,950 relating to the vesting of stock awards in 2024, 2023 and 2022, respectively. The 2022 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(4)	Mr. Bhade has served as our Chief Technology Officer since May 2021. Included in All Other Compensation for Mr. Bhade is company-paid health insurance benefits of $16,530, $29,917 and $32,356 in 2024, 2023 and 2022, respectively and (ii) a tax gross-up of $0, $0 and $35,948 relating to the vesting of stock awards in 2024, 2023 and 2022, respectively. The 2022 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(5)	Mr. Battaglia served as our Chief Operating Officer from September 2023 to January 2025. Included in All Other Compensation for Mr. Battaglia is company-paid health insurance benefits of $34,784 and $29,917 in 2024 and 2023, respectively.

(6)	Represents stock and option awards granted in 2024, 2023 and 2022 pursuant to our 2018 Plan. The aggregate grant date fair value of such awards was calculated in accordance with FASB ASC Topic 718. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting. The assumptions used in calculating these amounts are discussed in Note 11 of the Notes to Consolidated Financial Statements included in the Original 10-K.

Grant of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards made by us during the year ended December 31, 2024 to each of the NEOs:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Options	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)(1)	Options (#)	Awards ($/sh)	Awards ($)
Brendan S. Jones		$-	$465,000	$-	-	-	-	-	-	$-	$-
	4/5/2024	$-	$-	$-	-	-	-	168,878	-	$-	$467,790

Michael P. Rama		$-	$205,000	$-	-	-	-	-	-	$-	$-
	4/5/2024	$-	$-	$-	-	-	-	74,452	-	$-	$206,230

Aviv Hillo		$-	$205,000	$-	-	-	-	-	-	$-	$-
	4/5/2024	$-	$-	$-	-	-	-	74,452	-	$-	$206,230

Harjinder Bhade		$-	$300,000	$-	-	-	-	-	-	$-	$-
	4/5/2024	$-	$-	$-	-	-	-	108,954	-	$-	$301,800

Michael C. Battaglia		$-	$175,038	$-	-	-	-	-	-	$-	$-
	1/25/2024	$-	$-	$-	-	-	-	16,107		$-	$39,623
	4/5/2024	$-	$-	$-	-	-	-	63,570	-	$-	$176,088

(1)	The size of each individual’s grant is determined after consideration of performance criteria established in the prior fiscal year. After the conclusion of each fiscal year, the members of the Compensation Committee review corporate performance goals established for the recently completed year. The Compensation Committee then adjusts the size of each individual’s grant in accordance with performance. With respect to grants made to Messrs. Jones, Battaglia and Bhade, 50% of the restricted stock vested on the first anniversary of the grant date with the remaining 75% vesting over a three-year period with 33-1/3% vesting on each anniversary of the grant date. Pursuant to their employment agreements, 50% of the annual grants for Messrs. Rama and Hillo vest immediately with the remainder vesting in equal increments on each anniversary of the grant date. All equity awards to our employees, including NEOs, and to directors have been granted and reflected in our financial statements, based upon the applicable accounting guidance, with the exercise price equal to the fair market value of one share of Common Stock on the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2024 to the NEOs:

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
Brendan S. Jones	02/25/2021	33,333	-	-	$38.39	02/25/27	-	$-	-	$-
Brendan S. Jones	04/12/2021	648	-	-	$40.82	04/11/27	-	$-	-	$-
Brendan S. Jones	02/25/2021	33,333	-	-	$38.39	02/25/28	-	$-	-	$-
Brendan S. Jones	04/12/2021	648	-	-	$40.82	04/11/28	-	$-	-	$-
Brendan S. Jones	02/25/2021	33,334	-	-	$38.39	02/25/29	-	$-	-	$-
Brendan S. Jones	04/12/2021	648	-	-	$40.82	04/11/29	-	$-	-	$-
Brendan S. Jones(2)	03/21/2022	-	-	-	$-	-	1,908	$2,652	-	$-
Brendan S. Jones(3)	03/15/2023	-	-	-	$-	-	11,135	$15,478	-	$-
Brendan S. Jones(4)	04/05/2024	-	-	-	$-	-	84,439	$117,370	-	$-
Brendan S. Jones(5)	04/05/2024	-	-	-	$-	-	84,438	$117,369	-	$-
Michael P. Rama	06/05/2020	50,000	-	-	$2.20	02/07/26	-	$-	-	$-
Michael P. Rama	06/05/2020	50,000	-	-	$2.20	02/07/27	-	$-	-	$-
Michael P. Rama	04/12/2021	885	-	-	$40.82	04/11/27	-	$-	-	$-
Michael P. Rama	06/05/2020	50,000	-	-	$2.20	02/07/28	-	$-	-	$-
Michael P. Rama	04/12/2021	885	-	-	$40.82	04/11/28	-	$-	-	$-
Michael P. Rama	04/12/2021	884	-	-	$40.82	04/11/29	-	$-	-	$-
Michael P. Rama(2)	03/21/2022	-	-	-	$-	-	2,067	$2,873	-	$-
Michael P. Rama(3)	03/15/2023	-	-	-	$-	-	9,142	$12,707	-	$-
Michael P. Rama(5)	04/05/2024	-	-	-	$-	-	37,227	$51,746	-	$-
Aviv Hillo	03/31/2019	3,879	-	-	$3.13	03/31/27	-	$-	-	$-
Aviv Hillo	04/12/2021	990	-	-	$40.82	04/11/27	-	$-	-	$-
Aviv Hillo	04/20/2020	16,517	-	-	$1.83	04/20/27	-	$-	-	$-
Aviv Hillo	04/12/2021	991	-	-	$40.82	04/11/28	-	$-	-	$-
Aviv Hillo	04/20/2020	16,286	-	-	$1.83	04/20/28	-	$-	-	$-
Aviv Hillo	04/12/2021	991	-	-	$40.82	04/11/29	-	$-	-	$-
Aviv Hillo	05/17/2022	12,441	-	-	$15.70	05/17/28	-	$-	-	$-
Aviv Hillo	05/17/2022	12,441	-	-	$15.70	05/17/29	-	$-	-	$-
Aviv Hillo	05/17/2022	12,441	-	-	$15.70	05/17/30	-	$-	-	$-
Aviv Hillo(2)	03/21/2022	-	-	-	$-	-	2,067	$2,873	-	$-
Aviv Hillo(3)	03/15/2023	-	-	-	$-	-	8,507	$11,825	-	$-
Aviv Hillo(5)	04/05/2024	-	-	-	$-	-	37,227	$51,746	-	$-
Harjinder Bhade(2)	03/21/2022	-	-	-	$-	-	2,544	$3,481	-	$-
Harjinder Bhade(3)	03/15/2023	-	-	-	$-	-	14,065	$19,550	-	$-
Harjinder Bhade(4)	04/05/2024	-	-	-	$-	-	54,477	$75,723	-	$-
Harjinder Bhade(5)	04/05/2024	-	-	-	$-	-	54,477	$75,723	-	$-
Michael C. Battaglia	05/6/2021	18,000	-	-	$32.27	05/06/2027	-	$-	-	$-
Michael C. Battaglia	05/6/2021	18,000	-	-	$32.27	05/06/2028	-	$-	-	$-
Michael C. Battaglia	05/6/2021	18,000	-	-	$32.27	05/06/2029	-	$-	-	$-
Michael C. Battaglia(6)	04/01/2022	-	-	-	$-	-	1,120	$1,557	-	$-
Michael C. Battaglia(7)	01/25/2024	-	-	-	$-	-	10,738	$14,926	-	$-
Michael C. Battaglia(4)	04/05/2024	-	-	-	$-	-	31,785	$44,181	-	$-
Michael C. Battaglia(5)	04/05/2024	-	-	-	$-	-	31,785	$44,181	-	$-

(1)	Calculated by multiplying the number of shares of common stock by $1.39, which is the quoted market price per share of our common stock as of December 31, 2024.
(2)	These shares vest in full on March 21, 2025, subject to immediate vesting upon an event constituting a change of control of the company.
(3)	These shares vest in two equal increments on March 15, 2025 and 2026, subject to immediate vesting upon an event constituting a change of control of the company.
(4)	These shares vest in full on April 5, 2025, subject to immediate vesting upon an event constituting a change of control of the company.
(5)	These shares vest in three equal increments on April 5, 2025, 2026 and 2027, subject to immediate vesting upon an event constituting a change of control of the company.
(6)	These shares vested in full on April 1, 2025.
(7)	These shares vest in two equal increments on April 1, 2025 and 2026, subject to immediate vesting upon an event constituting a change of control of the company.

Option Exercises and Stock Vested During 2024

The following table sets forth information concerning the option exercises and stock awards vested of each of the NEOs during the year ended December 31, 2024:

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired On Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
Brendan S. Jones	-	$-	26,370	$81,152
Michael P. Rama	-	$-	16,085	$48,710
Aviv Hillo	-	$-	15,767	$47,781
Harjinder Bhade	-	$-	18,173	$54,919
Michael C. Battaglia	-	$-	12,218	$28,853

Pension Benefits

We have not adopted a pension plan and do not provide pension benefits to NEOs.

Non-Qualified Deferred Compensation

We have not adopted a non-qualified deferred compensation plan and do not provide non-qualified deferred compensation to NEOs.

Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements

Michael C. Battaglia Employment Agreement

In connection with Mr. Battaglia’s appointment as the President and Chief Executive Officer, on January 23, 2025, we entered into an employment agreement with Mr. Battaglia, superseding his prior employment agreement, pursuant to which Mr. Battaglia will serve as the Company’s President and Chief Executive Officer for a two-year term commencing on February 1, 2025. The employment term is automatically renewable for successive one-year periods thereafter unless either party provides timely notice of intent to terminate the employment agreement. Mr. Battaglia will receive an annual base salary of $575,000 and will be eligible for annual grants under our Executives’ Short-Term Incentive bonus plan (“STI Plan”), with an annual target amount of 60% of his base salary, and our Executives’ Long-Term Incentive bonus plan (“LTI Plan”), with an annual target amount of 100% of his base salary, as described below. Within 30 days following the effective date of the employment agreement, he also received a one-time equity signing bonus of $150,000 worth of restricted common stock that vests annually in equal one-third installments beginning on the first anniversary of the grant date.

Mr. Battaglia’s STI bonus is a performance-based cash award, subject to the determination of performance results in accordance with the terms of the STI Plan. Specific performance targets and potential awards will be determined by the Board’s Compensation Committee in accordance with the STI Plan and will reflect distinct key performance indicator (“KPI”) goals tailored specifically for each component, developed collaboratively by the Board, the Compensation Committee and our executive team.

Mr. Battaglia’s LTI bonus is comprised of two components governed by the LTI Plan. The LTI Plan provides that 50% of the bonus is designated as performance-based stock awards in the form of restricted stock units (“RSUs”) that vest in four equal installments upon the achievement of specific stock price performance targets, and 50% of the bonus as time-based stock awards in the form of RSUs that vest annually in equal one-third increments on each anniversary of the grant date.

The above bonuses and equity grants are subject to our clawback policies.

If Mr. Battaglia’s employment is terminated by us without Cause (which includes willful material misconduct and willful failure to materially perform his responsibilities to the company) or by him for Good Reason (which includes a material adverse change in Mr. Battaglia’s authority, duties or responsibilities), he is entitled to receive severance equal to 12 months of base salary plus his target STI and LTI bonuses for the year of termination in return for his signing of a general release in favor of the company. If such termination occurs within six months before or after a “change of control,” the severance payments above will be doubled and all unvested RSUs will vest. RSUs with performance components will vest and be prorated according to the performance achieved as of the change of control.

Under the employment agreement, Mr. Battaglia is prohibited from disclosure of confidential information, which includes all information not generally known to the public regarding the company and its affiliates, subsidiaries or its businesses. Mr. Battaglia further agreed that during his employment with the company and for 12 months thereafter he will not solicit or attempt to solicit any of our clients, customers or vendors for the purpose of providing services or products that compete with those offered by us for the same 12 month period and, for the same period, he will not solicit, hire, recruit or attempt to hire or recruit, or induce the termination of employment of any employee of the company.

Michael P. Rama Employment Agreement

On May 19, 2022, we entered into a new employment agreement with Michael P. Rama, our Chief Financial Officer, renewing his prior employment offer letter, dated as of February 7, 2020. The term of his new employment agreement started on January 1, 2022 and extended until March 31, 2025. Pursuant to the employment agreement, Mr. Rama agreed to devote his full business efforts and time to our company. The employment agreement provides that Mr. Rama will receive an initial annual base salary of $390,000, payable on our regular scheduled payday. Mr. Rama will be eligible for an annual performance cash bonus of up to 50% of his annual base salary based on meeting pre-determined periodic key performance indicators every year set by the mutual agreement of our Board’s Compensation Committee and Mr. Rama. Mr. Rama will also be eligible to receive aggregate annual equity awards under our incentive compensation plan equal to 50% of his annual base salary. Such awards will be comprised of restricted common stock. 50% of the restricted common stock granted will vest immediately on the grant date, and the remaining 50% will vest in equal one-third increments on each anniversary of the grant date, in each instance subject to satisfying key performance indicators and other performance criteria and his continued employment with us on the applicable vesting date. Mr. Rama is entitled to a monthly electric vehicle and auto insurance allowance of up to $1,500 per month, and other employee benefits in accordance with our policies.

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

On April 25, 2025, we entered into a new employment agreement with Aviv Hillo, who has been the Company’s General Counsel since June 2018 and Executive Vice President of Mergers and Acquisitions since May 2022. The new employment agreement, which goes into effect as of June 1, 2025, extends Mr. Hillo’s employment through June 1, 2027, and is automatically renewable for successive one-year periods thereafter unless either party provides timely notice of intent to terminate the agreement. The employment agreement provides that Mr. Hillo will receive an annual base salary of $456,000. In 2025, Mr. Hillo will be eligible for an annual performance-based cash bonus subject to the terms of the 2018 Plan and prorated based on the number of days from the effective date until the end of the year. Starting in 2026, and in subsequent years, Mr. Hillo will be eligible to receive an annual performance-based cash bonus in accordance with the STI Plan. In both 2025 and subsequent years, the target amount of such bonus will be equal to 55% of his annual base salary and the bonus amount will be based on meeting key performance indicators involving financial and strategic goals established by us with specific performance targets and potential awards determined by the Compensation Committee. Mr. Hillo will also be eligible to receive aggregate annual equity awards in accordance with the LTI Plan equal to 55% of his annual base salary during the remainder of 2025 and through 2026. Such awards will be issued in the form of restricted stock units. Of such restricted stock units, 50% of the restricted stock units are designated as performance-based stock awards and will vest in four equal installments upon the achievement of specified escalating stock price thresholds, and 50% of the restricted stock units are designated as time-based stock awards and will vest in equal one-third increments on each anniversary of the grant date, in each instance subject to his continued employment with the Company on the applicable vesting date and satisfying the key performance indicators and other performance criteria. In 2027 and any renewal terms, performance-based and time-based equity awards will be made at the discretion of the Compensation Committee and vesting terms will be included in any award agreements, with a bonus amount of up to 55% of Mr. Hillo’s annual base salary. We also agreed to grant Mr. Hillo a one-time performance-based award of $100,000 worth of restricted stock, vesting annually in equal one-third installments beginning on the first anniversary of the grant date. The above cash bonus and equity awards are subject to the Company’s “clawback” policies.

Harjinder Bhade Employment Agreement

On October 30, 2023, we entered into a new employment offer letter with Harjinder Bhade, who has been our Chief Technology Officer since April 2021. The new offer letter, which extends Mr. Bhade’s employment through October 2025 (and is automatically renewable for an additional one-year term unless either party provides timely notice of non-renewal), provides that Mr. Bhade will receive an annual base salary of $500,000. Mr. Bhade will be eligible for an annual performance cash bonus equal to 60% of his annual base salary based on meeting or exceeding key performance indicators established by the Compensation Committee of our Board and Mr. Bhade for the relevant 12-month period. Mr. Bhade will also be eligible to receive aggregate annual equity awards under our 2018 Incentive Compensation Plan equal to 60% of his annual base salary. Such awards will be issued in the form of restricted stock units. Of such restricted stock units, 50% of the restricted stock units will vest on the first anniversary of the grant date, and 50% of the restricted stock units will vest in equal one-third increments on each anniversary of the grant date, in each instance subject to his continued employment with us on the applicable vesting date and satisfying the key performance indicators and other performance criteria. We also granted to Mr. Bhade, upon the execution of the new offer letter, a signing bonus of 150,000 restricted stock units, vesting immediately. The above bonus and equity grants are subject to our clawback policies.

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

Compensation of Directors

The following table provides information for 2024 regarding all compensation awarded to, earned by or paid to each person who served as a director for all or some portion of 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Martha J. Crawford	$5,435	$-	$-	$-	-	$-	$5,435

Jack Levine	$105,000	$150,000	$-	$-	-	$-	$255,000

Ritsaart J.M. van Montfrans	$158,700	$180,000	$-	$-	-	$-	$338,700

Mahidhar (Mahi) Reddy(2)	$-	$-	$-	$-	-	$137,191	$137,191

Kristina A. Peterson	$97,500	$150,000	$-	$-	-	$-	$247,500

Cedric L. Richmond	$100,000	$150,000	$-	$-	$-	$-	$250,000

Total	$466,635	$630,000	$-	$-	$-	$137,191	$1,233,826

(1)	Mr. van Montfrans was awarded 48,649 restricted stock units representing a contingent right to receive one share of Common Stock and Messrs. Levine and Richmond and Ms. Peterson were each awarded 40,541 restricted stock units representing a contingent right to receive one share of Common Stock. These awards were granted on July 18, 2024 pursuant to the 2018 Incentive Compensation Plan with respect to service as a director during 2024-2025. The restricted stock units vest upon the earlier of (a) July 18, 2025 or (b) the date immediately preceding the next annual meeting of the stockholders of our company.

(2)	Mr. Reddy was elected to our Board on July 29, 2022. The compensation reported for Mr. Reddy in this table is for compensation he received as an employee. Employee members of the Board are not paid separate compensation for serving on the Board. Mr. Reddy did not stand for reelection to the Board at the July 16, 2024 annual meeting of stockholders.

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

Pursuant to the 2022 Board Plan, each non-employee member of the Board receives an annual cash retainer of $80,000. The chairman or lead independent director of the Board (currently, Mr. van Montfrans) receives a supplemental annual cash retainer in the amount of $30,000. Each non-employee member of the Board that serves in a chairperson role or as a member of a committee receives a supplemental annual cash retainer in an amount equal to the corresponding role: (i) Chair of the Audit Committee - $15,000; Member of the Audit Committee - $7,500; (ii) Chair of the Compensation Committee - $15,000; Member of the Compensation Committee - $5,000; (iii) Chair of the Nominating and CGS Committee - $10,000; Member of the Nominating and CGS Committee - $5,000; and (iv) Chair of the Strategy & Growth Committee - $10,000; Member of the Strategy & Growth Committee - $5,000. The annual and supplemental cash retainers are payable quarterly during the last month of each quarter. We reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending Board and company meetings or events. Commencing in August 2023, we also provide our Chairman of the Board a monthly electric vehicle car allowance of $1,100.

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

As of December 31, 2024, stock options to purchase an aggregate of 986,165 shares of common stock and 4,974,178 restricted shares of our common stock were outstanding and issued to employees and members of the Board under the 2018 Plan.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, our company is providing the following information about the relationship between the annual total compensation of the company’s employees and the annual total compensation of the chief executive officer during the 2024 fiscal year. The CEO pay ratio figures below are a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Exchange Act.

As of December 31, 2024, we had 594 employees, including 542 full-time employees.

We determined the total annual compensation for our employees for the year ended December 31, 2024 using data from our payroll records for the month of December 2024, which we then extrapolated for the full year of 2024. The components of total annual compensation for our employees are the same as those used to determine the total compensation of our NEOs for the purposes of the Summary Compensation Table. Total annual compensation for our CEO during the 2024 fiscal year was annualized based on Mr. Jones’ employment agreement entered into in May 2023. We did not make any full-time equivalent adjustments for part-time employees. The results were then ranked, excluding the chief executive officer, from lowest to highest, and the median employee was identified. We then compared the total annual compensation of the median employee to that of the chief executive officer. The total annual compensation of the median employee for the year ended December 31, 2024 was $51,500. For the year ended December 31, 2024, the ratio of our chief executive officer’s total annual compensation to that of our median employee was approximately 29:1.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or employee of our company or any subsidiary of the company during the fiscal year ended December 31, 2024. No member of the Compensation Committee was a member of the compensation committee of another entity during the fiscal year ended December 31, 2024. None of our executive officers was a director or a member of the compensation committee of another entity during the fiscal year ended December 31, 2024. There were no transactions between any member of the Compensation Committee and the company during the fiscal year ended December 31, 2024 requiring disclosure pursuant to Item 404 of Regulation S-K promulgated under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 28, 2025, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each NEO and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days after such date upon the exercise of stock options, warrants, convertible securities or the vesting of RSUs. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after April 28, 2025. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days after April 28, 2025 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Outstanding(2)
Directors and Named Executive Officers:
Brendan S. Jones	291,871	(3)	*

Michael P. Rama	301,208	(4)	*

Aviv Hillo	246,257	(5)	*

Harjinder Bhade	268,855	(7)	*

Michael C. Battaglia	111,556	(6)	*

Martha J. Crawford	-		*

Jack Levine	216,259	(8)	*

Kristina A. Peterson	40,541	(9)	*

Ritsaart J.M. van Montfrans	94,427	(10)	*

Cedric L. Richmond	70,484	(11)	*

5% Stockholders:
State Street Corporation	5,445,183	(12)	5.3%

The Vanguard Group	5,561,541	(13)	5.4%

Blackrock, Inc.	6,832,027	(14)	6.7%

All directors and executive officers as a group (10 persons)	1,641,458	(15)	1.6%

* Less than 1% of the outstanding shares.

(1) Each person maintains a mailing address at c/o Blink Charging Co., 5081 Howerton Way, Suite A, Bowie, Maryland 20715, except as noted below.

(2) Applicable percentage ownership is based on 102,717,131 shares of common stock outstanding as of April 28, 2025.

(3) Includes 101,944 shares of common stock issuable upon the exercise of stock options and 112,585 shares of common stock issuable upon the vesting of restricted stock units.

(4) Includes 152,654 shares of common stock issuable upon the exercise of stock options and 49,635 shares of common stock issuable upon the vesting of restricted stock units.

(5) Includes 76,977 shares of common stock issuable upon the exercise of stock options and 49,635 shares of common stock issuable upon the vesting of restricted stock units.

(6) Includes 54,000 shares of common stock issuable upon the exercise of stock options and 53,118 shares of common stock issuable upon the vesting of restricted stock units.

(7) Includes 72,636 shares of common stock issuable upon the vesting of restricted stock units.

(8) Includes 40,541 shares of common stock issuable upon the vesting of restricted stock units.

(9) Includes 40,541 shares of common stock issuable upon the vesting of restricted stock units.

(10) Includes 48,649 shares of common stock issuable upon the vesting of restricted stock units.

(11) Includes 40,541 shares of common stock issuable upon the vesting of restricted stock units.

(12) Consists of 5,445,183 shares of common stock beneficially owned by State Street Corporation (“State Street”), over which State Street has shared voting power over 5,338,049 shares and shared dispositive power over 5,445,183 shares. The principal business address of State Street is One Congress Street, Suite 1, Boston, MA 02114. The foregoing information is based solely upon a Schedule 13G filed by State Street on February 5, 2025.

(13) Consists of 5,561,541 shares of common stock beneficially owned by The Vanguard Group, over which The Vanguard Group has sole dispositive power over 5,432,240 shares, shared voting power over 93,688 shares and shared dispositive power over 129,301 shares. The principal business address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The foregoing information is based solely upon a Schedule 13G/A filed by The Vanguard Group on November 11, 2024.

(14) Consists of 6,832,027 shares of common stock beneficially owned by Blackrock, Inc. (“Blackrock”), over which Blackrock has sole voting power of 6,756,185 shares and sole dispositive power over 6,832,027 shares. The principal business address of Blackrock is 50 Hudson Yards, New York, New York 10001. The foregoing information is based solely upon a Schedule 13G filed by Blackrock on November 8, 2024.

(15) Includes currently exercisable stock options to purchase an aggregate of 385,575 shares of common stock and 507,881 shares of common stock issuable upon the vesting of restricted stock units.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2024 with respect to our common stock that may be issued under our incentive compensation plans and other option grants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	2,117,994	$17.42	2,025,822
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	2,117,994	$17.42	2,025,822

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

Certain Relationships and Related Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, the section titled “Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements,” the following is a description of each transaction since January 1, 2024 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeds $120,000; and

●	any related person had or will have a direct or indirect material interest.

There have been no transactions between the company and a related person that would be reportable under SEC rules or regulations.

Director Independence

At least annually, the Nominating and CGS Committee reviews the independence of each non-employee director and makes recommendations to the Board and the Board affirmatively determines whether each director qualifies as independent. No director qualifies as “independent” unless the Board affirmatively determines that the director has no material relationship with our company (either directly or as a stockholder or officer of an organization that has a relationship with the company). In addition, in affirmatively determining the independence of any director who will serve on the Compensation Committee, the Board must consider all factors specifically relevant to determining whether a director has a relationship to the company which is material to that director’s ability to be independent of management in connection with the duties of a Compensation Committee member. Each director must keep the Nominating and CGS Committee fully and promptly informed as to any development affecting a director’s independence.

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

The Board has determined that each of our non-employee directors that served during 2024 (Messrs. Levine, van Montfrans and Richmond, and Mses. Peterson and Crawford) were independent under the listing standards of Nasdaq and the requirements of the SEC. Messrs. Jones and Hillo are not independent based on their current service as employees of our company. In making its independence determinations, the Board reviewed direct and indirect transactions and relationships between each director, or any member of his or her immediate family, and us or one of our subsidiaries or affiliates based on information provided by the director, our records and publicly available information. None of our directors directly or indirectly provides any professional or consulting services to us.

As a result, a majority of our directors are independent, as required under applicable Nasdaq rules. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As reported on our Current Report on Form 8-K filed on May 17, 2024, the Audit Committee of the Board conducted a competitive selection process to determine our independent registered public accounting firm for the fiscal year ending December 31, 2024. The Audit Committee invited several public accounting firms to participate in this process. As a result of this process, on May 14, 2024, the Audit Committee approved the appointment of Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm for the fiscal year ending December 31, 2024.

As reported on our Current Report on Form 8-K filed on May 17, 2024, we dismissed Marcum LLP (“Marcum”), our independent registered public accounting firm for the fiscal year ended December 31, 2023, as our independent registered public accounting firm as of May 14, 2024.

The reports of Marcum on our consolidated financial statements for the fiscal years ended December 31, 2023 and 2022 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for an adverse opinion on internal controls over financial reporting for the fiscal years ended December 31, 2023 and 2022. In connection with the audits of our consolidated financial statements for the fiscal years ended December 31, 2023 and 2022, and in the subsequent interim period through May 14, 2024, there were no disagreements with Marcum on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the matter in their report. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the two fiscal years ended December 31, 2023 and 2022, or in the subsequent period through May 14, 2024.

We have provided a copy of the foregoing disclosures to Marcum and requested that Marcum furnish it with a letter addressed to the SEC stating whether Marcum agrees with the above statements. A copy of Marcum’s letter, dated May 17, 2024, was filed as Exhibit 16.1 to the May 17, 2024 Form 8-K.

During the two most recent fiscal years and in the subsequent interim period through May 14, 2024, we have not consulted with Grant Thornton with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that would have been rendered on our consolidated financial statements, or any other matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

The following table sets forth the aggregate accounting fees paid by us for the year ended December 31, 2024 and the year ended December 31, 2023. The below audit fees were paid to Grant Thornton for the year ended December 31, 2024 and to Marcum for the years ended December 31, 2023 and 2024:

	Grant Thornton Year Ended December 31, 2024	Marcum Year Ended December 31, 2024	Marcum Year Ended December 31, 2023
Audit Fees(1)	$1,353,620	$1,336,699	$2,746,757
Audit-related fees(2)	-	-	-
Tax fees(3)	-	-	-
All other fees(4)	-	-	100,628
Total	$1,353,620	$1,336,699	$2,847,385

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements including fees related to compliance with the Sarbanes-Oxley Act of 2002, review of our quarterly consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above. All other fees in 2023 represents financial and tax diligence in connection with our company’s acquisition of Envoy Technologies, Inc. in April 2023. These fees were pre-approved by the Audit Committee.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of the Original 10-K.
2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	EXHIBITS

We have filed the exhibits listed in the Exhibit Index below in this Form 10-K/A:

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.4	Agreement and Plan of Merger, dated as of April 18, 2023, by and among Blink Charging Co., Blink Mobility, LLC, Mobility Merger Sub Inc., Envoy Technologies, Inc., and Fortis Advisors LLC (as Equityholders’ Agent)	8-K	2.1	04/24/2023
2.5	Amendment No. 2, dated as of August 4, 2023, to Agreement and Plan of Merger, dated as of June 13, 2022, by and among Blink Charging Co., SemaConnect LLC and Shareholder Representative Services LLC, as Stockholders’ Representative.	10-Q	2.2	08/09/2023
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
4.2	Form of Common Stock Purchase Warrant dated April 9, 2018	8-K	4.1	04/19/2018
4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.3	04/02/2020
10.14*	2018 Incentive Compensation Plan	Proxy	-	08/14/2018
10.18*	Employment Offer Letter, dated February 7, 2020, between Blink Charging Co. and Michael P. Rama	8-K	10.1	02/11/2020
10.20*	Employment Offer Letter, dated as of March 29, 2020, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	04/20/2020
10.22*	Employment Agreement, dated December 27, 2021, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	12/29/2021
10.23*	Employment Agreement, dated April 20, 2021, between Blink Charging Co. and Harjinder Bhade	10-K/A	10.20	04/29/2022

10.24*	Employment Agreement, dated May 19, 2022, between Blink Charging Co. and Michael P. Rama	8-K	10.1	05/24/2022
10.25*	Employment Agreement, dated May 19, 2022, between Blink Charging Co. and Aviv Hillo	8-K	10.2	05/24/2022
10.29	Sales Agreement, dated September 2, 2022, between Blink Charging Co. and the Sales Agents	8-K	10.1	09/02/2022
10.31*	Employment Agreement, dated May 1, 2023, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	05/05/2023
10.32*	Amendment to Blink Charging Co. 2018 Incentive Compensation Plan	14A	A	06/14/2023
10.33*	Separation and General Release Agreement, dated as of June 20, 2023, between Blink Charging Co. and Michael D. Farkas	8-K	10.1	06/23/2023
10.34*	Employment Offer Letter, dated October 30, 2023, between Blink Charging Co. and Harjinder Bhade	8-K	10.1	11/03/2023
10.35	Amendment to Sales Agreement, dated as of November 2, 2023, between Blink Charging Co. and the Agents	8-K	10.1	11/22/2023
10.36*	Executive Advisor Employment Agreement, dated August 27, 2024, by and between Blink Charging Co. and Brendan S. Jones	8-K	10.1	08/30/2024
10.37*	Chief Executive Officer Employment Agreement, dated January 23, 2025, between Michael Battaglia and Blink Charging Co.	8-K	10.1	01/28/2025
21.1	Subsidiaries of the Registrant	10-K	21.1	04/09/2025
23.1	Consent of Grant Thornton LLP	10-K	23.1	04/09/2025
23.2	Consent of Marcum LLP	10-K	23.2	04/09/2025
31.1	Rule 13a-14(a) Certification of Principal Executive Officer	10-K	31.1	04/09/2025
31.2	Rule 13a-14(a) Certification of Principal Financial Officer	10-K	31.2	04/09/2025
31.3	Rule 13a-14(a) Certification of Principal Executive Officer				X
31.4	Rule 13a-14(a) Certification of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer	10-K	32.1	04/09/2025
32.2**	Section 1350 Certification of Principal Financial Officer	10-K	32.2	04/09/2025
97.1*	Blink Charging Co. Policy for Recovery of Erroneously Awarded Compensation	10-K	97.1	03/18/2024
101.INS	Inline XBRL Instance.				X
101.XSD	Inline XBRL Schema.				X
101.PRE	Inline XBRL Presentation.				X
101.CAL	Inline XBRL Calculation.				X
101.DEF	Inline XBRL Definition.				X
101.LAB	Inline XBRL Label.				X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK CHARGING CO.

Date: April 29, 2025	By:	/s/ Michael C. Battaglia
Michael C. Battaglia
President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2025	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

