Form 10-Q
period 2025-03-31
Blink Charging Co.
filed 2025-05-12
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 7, 2025, the registrant had 102,717,131 shares of common stock outstanding.

BLINK CHARGING CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	March 31,	December 31,
	2025	2024

Assets
Current Assets:
Cash and cash equivalents	$42,024	$41,774
Marketable securities	-	13,630
Accounts receivable, net	37,627	43,201
Inventory, net	38,841	38,280
Prepaid expenses and other current assets	4,584	4,267
Total Current Assets	123,076	141,152
Restricted cash	77	78
Property and equipment, net	39,835	38,671
Operating lease right-of-use asset	8,668	9,212
Intangible assets, net	8,945	10,388
Goodwill	17,897	17,897
Other assets	580	590
Total Assets	$199,078	$217,988
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$26,057	$28,888
Accrued expenses and other current liabilities	9,688	9,482
Notes payable	265	265
Current portion of operating lease liabilities	3,856	3,216
Current portion of financing lease liabilities	35	34
Current portion of deferred revenue	17,455	17,359
Total Current Liabilities	57,356	59,244
Consideration payable	21,707	21,028
Operating lease liabilities, non-current portion	6,092	7,162
Financing lease liabilities, non-current portion	88	97
Deferred revenue, non-current portion	10,380	10,603
Other liabilities	852	1,152
Total Liabilities	96,475	99,286
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 40,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 102,722,918 and 101,970,907 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	103	102
Additional paid-in capital	862,156	860,300
Accumulated other comprehensive loss	(3,094)	(5,845)
Accumulated deficit	(756,562)	(735,855)
Total Stockholders’ Equity	102,603	118,702
Total Liabilities and Stockholders’ Equity	$199,078	$217,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For The Three Months Ended
	March 31,
	2025	2024

Revenues:
Product sales	$8,381	$27,508
Charging service revenue	6,780	5,027
Network fees	2,626	2,065
Warranty	955	953
Grant and rebate	160	583
Car-sharing services	1,175	1,097
Other	677	335
Total Revenues	20,754	37,568
Cost of Revenues:
Cost of product sales	5,548	16,602
Cost of charging services	904	705
Host provider fees	3,652	3,042
Network costs	463	589
Warranty and repairs and maintenance	840	605
Car-sharing services	685	862
Depreciation and amortization	1,293	1,744
Total Cost of Revenues	13,385	24,149
Gross Profit	7,369	13,419
Operating Expenses:
Compensation	13,549	14,957
General and administrative expenses	8,872	7,807
Other operating expenses	5,349	6,438
Change in fair value of consideration payable	679	1,700
Total Operating Expenses	28,449	30,902
Loss From Operations	(21,080)	(17,483)
Other (Expense) Income, Net:
Interest expense	(56)	(427)
Change in fair value of derivative and other accrued liabilities	2	2
Dividend and interest income	455	763
Total Other Income	401	338
Loss Before Income Taxes	$(20,679)	$(17,145)
Provision for income taxes	(28)	(28)
Net Loss	$(20,707)	$(17,173)
Net Loss Per Share:
Basic	$(0.20)	$(0.17)
Diluted	$(0.20)	$(0.17)
Weighted Average Number of
Common Shares Outstanding:
Basic	102,466,507	99,902,470
Diluted	102,466,507	99,902,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended
	March 31,
	2025	2024

Net Loss	$(20,707)	$(17,173)
Other Comprehensive Loss:
Cumulative translation adjustments	2,751	(1,237)
Total Comprehensive Loss	$(17,956)	$(18,410)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2025

(in thousands, except for share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2025	-	$-	101,970,907	$102	$860,300	$(5,845)	$(735,855)	$118,702

Common stock issued in public offering, net of issuance costs [1]	-	-	681,330	1	890	-	-	891

Stock-based compensation	-	-	70,681	-	966	-	-	966

Other comprehensive loss	-	-	-	-	-	2,751	-	2,751

Net loss	-	-	-	-	-	-	(20,707)	(20,707)

Balance - March 31, 2025	-	$-	102,722,918	$103	$862,156	$(3,094)	$(756,562)	$102,603

[1]	Includes gross proceeds of $909, less issuance costs of $18.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2024

(in thousands, except for share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2024	-	$-	92,818,233	$93	$829,563	$(2,536)	$(537,723)	$289,397

Common stock issued in public offering, net of issuance costs [1]	-	-	8,177,472	8	25,062	-	-	25,070

Stock-based compensation	-	-	837	-	681	-	-	681

Other comprehensive loss	-	-	-	-	-	(1,237)	-	(1,237)

Net loss	-	-	-	-	-	-	(17,173)	(17,173)

Balance - March 31, 2024	-	$-	100,996,542	$101	$855,306	$(3,773)	$(554,896)	$296,738

[1]	Includes gross proceeds of $25,651, less issuance costs of $581.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For The Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(20,707)	$(17,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,489	3,343
Non-cash lease expense	931	497
Loss (gain) on disposal of fixed assets	174	(32)
Change in fair value of derivative and other accrued liabilities	2	2
Change in fair value of consideration payable	679	1,700
Provision for slow moving and obsolete inventory	29	762
Provision for credit losses	1,515	548
Stock-based compensation:	966	917
Changes in operating assets and liabilities:
Accounts receivable	4,514	(10,629)
Inventory	(716)	1,981
Prepaid expenses and other current assets	(237)	615
Other assets	17	(459)
Accounts payable, accrued expenses, and other current liabilities	(1,035)	(5,271)
Other liabilities	(300)	-
Lease liabilities	(821)	(339)
Deferred revenue	(355)	2,062

Total Adjustments	8,852	(4,303)

Net Cash Used In Operating Activities	(11,855)	(21,476)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	13,630	3,000
Purchase of marketable securities	-	(341)
Capitalization of engineering costs	(173)	-
Purchases of property and equipment	(2,366)	(2,830)

Net Cash Provided By (Used In) Investing Activities	11,091	(171)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering, net [1]	891	25,070
Repayment of note payable	-	(31,354)
Repayment of financing liability in connection with finance lease	(8)	(169)
Payment of financing liability in connection with internal use software	-	(250)

Net Cash Provided By (Used In) Financing Activities	883	(6,703)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	130	2,774

Net Increase (Decrease) In Cash and Cash Equivalents and Restricted Cash	249	(25,576)

Cash and Cash Equivalents and Restricted Cash - Beginning of Period	41,852	98,800

Cash and Cash Equivalents and Restricted Cash - End of Period	$42,101	$73,224

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$42,024	$73,147
Restricted cash	77	77
	$42,101	$73,224

[1]	For the three months ended March 31, 2025, includes gross proceeds of $909, less issuance costs of $18.

For the three months ended March 31, 2024, includes gross proceeds of $25,651, less issuance costs of $581.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Cash Flows — Continued

(in thousands)

	For The Three Months Ended
	March 31,
	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$71	$1,139
Income taxes	$28	$-
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$321	$375
Property and equipment obtained in exchange for finance lease obligations	$-	$53
Transfer of inventory to property and equipment	$(400)	$(307)

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

On March 10, 2025, the Company’s indirect wholly owned subsidiary, Envoy Technologies, Inc. (“Envoy Technologies”), entered into Amendment No. 1 (the “Amendment”) to the Agreement and Plan of Merger, dated as of April 18, 2023 (the “Merger Agreement”), by and among the Company, Envoy Mobility, Inc. (formerly Blink Mobility, LLC), Envoy Technologies and Fortis Advisors LLC, as equityholders’ agent. The Amendment extended the date by which Envoy Technologies would need to complete an underwritten initial public offering by 45 days (to June 2, 2025 from April 18, 2025) in order to issue shares of Envoy Technologies common stock to the former shareholders of Envoy Technologies under the terms of the Merger Agreement. In consideration for the extension, the value of the Envoy Technologies shares of common stock to be issued to the former shareholders of Envoy Technologies was increased to $23,000 from $22,500. See Note 11- Subsequent Events for additional information regarding the second amendment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2025 and for the three months then ended. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2024 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on April 9, 2025 as part of the Company’s Annual Report on Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2024, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

LIQUIDITY

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2025, the Company had cash and cash equivalents of $42,024 and working capital of $65,720. During the three months ended March 31, 2025, the Company incurred a net loss of $20,707 and used $11,855 of cash in operating activities. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. The Company’s future operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures.

Because of the uncertainty of the timing to achieving profitability and cash flows provided by operating activities to support the Company’s future operating needs, the above conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the time the condensed consolidated financial statements are issued. Management is undertaking, or has undertaken, several initiatives to mitigate the conditions or events that raise substantial doubt about our ability to continue as a going concern, which include the following:

●	Engaging with third parties to raise debt or equity capital;
●	Evaluating the Company’s existing arrangements to minimize current and future obligations;
●	Successfully optimizing its products and services and entering into collaborations with other companies;
●	Pursuing initiatives to reduce operating expenses, including fully recognizing the synergies of prior acquisitions.

Historically, the Company has been able to raise funds to support its business operations. During the three months ended March 31, 2025, the Company sold an aggregate of 681,330 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $909, less issuance costs of $18 which were recorded as a reduction to additional paid-in capital. The Company is required to file a Form S-1 to issue new equity and raise proceeds in the future. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. Lastly, there can be no assurances that these other initiatives will be achieved.

However, based on its considerations, management believes these initiatives can be effectively implemented and will be sufficient to mitigate the circumstances resulting in substantial doubt for a period not less than one year from the date the condensed consolidated financial statements are issued.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

MARKETABLE SECURITIES

The Company had equity securities of $0 and $13,630 as of March 31, 2025 and December 31, 2024, respectively. These securities consist primarily of mutual funds and will be used for future working capital needs.

The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The Company carries all “available-for-sale securities” at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity until disposition or maturity. The Company carries all “trading securities” at fair value, with unrealized gains and losses, recorded in other income in the Company’s consolidated statements of operations. The cost of securities sold is based on the specific-identification method. The marketable securities were all classified as trading as of December 31, 2024. Marketable securities are stated at fair value.

The below table provides supplemental information related to marketable securities:

	For the Three Months Ended
	March 31,
	2025	2024
Net gains recognized during the period on trading securities	$47	$69
Less: net gains recognized during the period on trading securities sold during the period	(47)	(29)
Unrealized gains recognized during the reporting period on trading securities still held at the reporting date	$-	$40

INVENTORY

As of March 31, 2025, the Company’s inventory was comprised $24,113 of finished goods that were available for sale and $14,728 of raw material and work in process. As of December 31, 2024, the Company’s inventory was comprised of $18,659 of finished goods that were available for sale and $19,621 of raw material and work in process.

FOREIGN CURRENCY TRANSLATION

Transaction losses attributable to foreign exchange were $259 and $30 during the three months ended March 31, 2025 and 2024, respectively. Transaction gains and losses attributable to foreign exchange are included within general and administrative expenses on the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION

The Company recognizes revenue primarily from following different types of contracts:

●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer.

●	Charging service revenue – Revenue is recognized at the point when a particular charging session is completed.

●	Network fees– Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.

●	Warranty– Extended warranties represent a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. The Company also sells third-party warranties which are recorded at the point in time of sale. Furthermore, standard warranties are generally not accounted for as separate performance obligations as warranties do not provide a service in addition to the assurance that the charging stations will function as expected.

●

Network fees–Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.

●	Grant and fees rebate – Grants and rebates related to EV charging stations and their installation are deferred and recognized as revenue in a manner consistent with the related depreciation expense of the related asset over the useful life of the charging station.

●	Car-sharing services – Relate to revenues and expenses from electric vehicle-sharing and electric vehicle charging services provided to apartments, offices and hotels for use by their residents and guests and are recognized in accordance with ASC 842. Revenue is recognized over the duration of the rental agreement which are short term in nature.

●	Other – Primarily related to transaction fees recognized at a point in time. Other revenues are also comprised of sales related to alternative fuel credits.

The following table summarizes revenue recognized in the condensed consolidated statements of operations:

	For The Three Months Ended
	March 31,
	2025	2024
Revenues - Recognized at a Point in Time
Product sales	$8,381	$27,508
Charging service revenue	6,780	5,027
Warranty	(19)	-
Other	677	335
Total Revenues - Recognized at a Point in Time	15,819	32,870

Revenues - Recognized Over a Period of Time:
Network fees	2,626	2,065
Warranty	974	953
Total Revenues - Recognized Over a Period of Time	3,600	3,018

Revenues- Other
Car-sharing services	1,175	1,097
Grant and fees rebate	160	583
Total Revenues - Other	1,335	1,680

Total Revenue	$20,754	$37,568

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION - CONTINUED

The following table summarizes our revenue recognized in the condensed consolidated statements of operations by geographical area:

	For The Three Months Ended
	March 31,
	2025	2024
Revenues by Geographical Area
United States	$12,262	$27,976
International	8,492	9,592
Total Revenue	$20,754	$37,568

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

As of March 31, 2025, the Company had $27,835 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheets as of March 31, 2025. The Company expects to satisfy $17,455 of its remaining performance obligations for network fees, warranty revenue, product sales, and other and recognize the revenue within the next twelve months.

The Company has elected to apply the practical expedient to expense costs to obtain contracts at the time the liability is incurred when the expected amortization period is one year or less. During the three months ended March 31, 2025 and 2024 there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods as specified by ASC 606-10-50-12A.

During the three months ended March 31, 2025, the Company recognized $2,861 revenues related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2024. During the three months ended March 31, 2025, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants, rebates and alternative fuel credits pertaining to revenues and periodic expenses which are accounted for under ASC 832 are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives. During the three months ended March 31, 2025 and 2024, the Company recorded $160 and $583, respectively, related to grant and rebate revenue. During the three months ended March 31, 2025 and 2024, the Company recognized $48 and $44, respectively, of revenue related to alternative fuel credits.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2025	2024
Warrants	1,150,152	1,150,152
Options	987,843	387,569
Restricted stock units	1,145,269	971,671
Total potentially dilutive shares	3,283,264	2,509,392

CONCENTRATIONS

During the three months ended March 31, 2025 and 2024, sales to a significant customer represented less than 10% and 14% of total revenue, respectively.

During the three months ended March 31, 2025 and 2024, the Company made purchases from a significant supplier that represented less than 10% and 10% of total purchases, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” under which an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB Accounting Standards Codification (“ASC”) master glossary is required to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU provides that a joint venture or a corporate joint venture (collectively, “joint ventures”) must initially measure its assets and liabilities at fair value on the formation date. The amendments are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025. Early adoption is permitted in any annual or interim period as of the beginning of the related fiscal year. The adoption of this pronouncement on January 1, 2025 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company’s annual reporting beginning January 1, 2025 with early adoption permitted. While this adoption did not have a material impact on its consolidated financial statements, additional disclosures will be included for our Annual Report on Form 10-K for the year ending December 31, 2025 and interim reporting periods beginning January 1, 2026.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures in the footnotes that disaggregate certain expenses presented on the face of the income statement. This standard is effective for the Company’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. Retrospective application to comparative periods is optional, and early adoption is permitted. The Company is currently evaluating the effects of adopting this new accounting guidance.

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024

Accrued professional, board and other fees	$4,677	$2,923
Accrued wages	3,651	3,487
Warranty payable	591	1,721
Accrued income, property and sales taxes payable	707	972
Other accrued expenses	62	379
Total accrued expenses	$9,688	$9,482

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

4. STOCKHOLDERS’ EQUITY

AT-THE-MARKET OFFERING

On September 2, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, as our sales agents (collectively, the “Agents”) to conduct an at-the-market (“ATM”) equity offering program, pursuant to which we may publicly issue and sell from time to time shares of our common stock having an aggregate offering price of up to $250,000 through the Agents. On November 16, 2023, we entered into an Amendment to the Sales Agreement, effective as of November 2, 2023 (the “Amendment”), with the Agents. The Amendment revised the term “Registration Statement,” as used in the Sales Agreement, to our new shelf registration statement on Form S-3, as amended (File No. 333-275123), and revised the term “Prospectus Supplement,” as used in the Sales Agreement, to our prospectus supplement dated November 2, 2023, relating to the ATM equity offering program contemplated by the Sales Agreement. During the three months ended March 31, 2025, the Company sold an aggregate of 681,330 shares of common stock aggregate gross proceeds of $909, less issuance costs of $18, for net proceeds of $891. The ATM is not currently active since we do not have an effective shelf registration statement covering the shares of common stock issuable thereunder.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three months ended March 31, 2025 and 2024 of $966 and $917, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of March 31, 2025, there was $2,514 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.04 years.

5. RELATED PARTY TRANSACTIONS

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. The Company owns 40% of the Entity while the other three parties own 60% of the Entity. Subsequently, two of the three other parties exited the joint venture, and the remaining other party acquired the ownership of the exiting parties. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which operates in the electric vehicle market in Greece. The obligation to fund the future operations of the Entity is limited to the Company’s 40% ownership. During the three months ended March 31, 2025 and 2024, the Company did not recognized any sales to Hellas. As of March 31, 2025 and December 31, 2024, had a payable of approximately $226 and $129, respectively, to Hellas. Furthermore, the Company has provided working capital of $274 through March 31, 2025 and December 31, 2024 to Hellas. The Company has written off this working capital contribution, since Company’s proportion of Hellas’s net losses exceed the working capital contribution.

The Company determined that the Entity is a variable interest entity, however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through March 31, 2025, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the three months ended March 31, 2025 and 2024.

BLINK CHARGING UK LIMITED

As of March 31, 2025, several close family members of a senior management employee are providing services to Electric Blue Limited. For the three months ended March 31, 2025 and 2024, these related parties have collectively provided services worth $24 and $82 to Electric Blue Limited, respectively. These expenses are included within general and administrative expenses on the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

6. LEASES

OPERATING LEASES

Total operating lease expenses for the three months ended March 31, 2025 and 2024 were $479 and $788, respectively, which were recorded in other operating expenses on the condensed consolidated statements of operations. Operating lease expenses consist of rent expense, common area maintenance adjustments and other expenses.

As of March 31, 2025, the Company did not have additional operating and financing leases that have not yet commenced. As of March 31, 2025, the Company had $126 of right-of-use assets that were classified as financing leases for vehicles associated with the operations of Blink Mobility and are included as a component of property and equipment on the condensed consolidated balance sheet as of March 31, 2025.

During the three months ended March 31, 2025 and 2024, the Company recorded $2 and $10, respectively, of interest expense related to finance leases, which were recorded within interest expense on the condensed consolidated statements of operations. During the three months ended March 31, 2025 and 2024, the Company recorded amortization expense of $9 and $48, respectively, related to finance leases.

Supplemental cash flows information related to leases was as follows:

	For The Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$821	$339
Financing cash flows from finance leases	$8	$169
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$321	$375
Finance leases	$-	$53
Weighted Average Remaining Lease Term
Operating leases	2.47	2.72
Finance leases	0.28	2.27
Weighted Average Discount Rate
Operating leases	7.3%	7.3%
Finance leases	6.2%	6.3%

Future minimum payments under non-cancellable leases as of March 31, 2025 were as follows:

For the Years Ending December 31,	Operating Lease	Finance Lease
2025	$4,538	$41
2026	2,498	41
2027	1,707	35
2028	991	18
2029	893	-
Thereafter	1,173	-
Total future minimum lease payments	11,800	135
Less: imputed interest	(1,852)	(12)
Total	$9,948	$123

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

7. FAIR VALUE MEASUREMENT

Assets and liabilities measured at fair value on a recurring basis are as follows:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$32,932	$-	$-	$32,932
Alternative fuel credits	-	47	-	47
Total assets	$32,932	$47	$-	$32,979

Liabilities:
Warrant liability	$-	$-	$24	$24
Common stock consideration payable	-	-	21,707	21,707
Total liabilities	$-	$-	$21,731	$21,731

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$13,630	$-	$-	$13,630
Money market funds	27,347	-	-	27,347
Alternative fuel credits	-	51	-	51
Total assets	$40,977	$51	$-	$41,028

Liabilities:
Warrant liability	$-	$-	$22	$22
Common stock consideration payable	-	-	21,028	21,028
Total liabilities	$-	$-	$21,050	$21,050

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

Assumptions utilized in the valuation of warrant liabilities are described as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Risk-free interest rate	4.03%	5.03%
Contractual term (years)	1.00	1.00
Expected volatility	74.00%	88.00%
Expected dividend yield	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

2025

Common Stock Consideration Payable
Beginning balance as of January 1	$21,028
Change in fair value of consideration payable	679
Ending balance as of March 31,	$21,707

Warrant Liability
Beginning balance as of January 1	$22
Change in fair value of warrant liability	2
Ending balance as of March 31,	$24

The common stock consideration payable is recorded at fair value of $21,707 and $21,028 as of March 31, 2025 and December 31, 2024, respectively, and is included within consideration payable on the condensed consolidated balance sheets. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the common stock consideration payable on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the common stock consideration liability.

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

The Company believes it has recorded adequate provisions for any such lawsuits, investigations, claims, and proceedings as of March 31, 2025, and the Company believes it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. However, future events or circumstances, currently unknown to management, may potentially have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting period.

In September 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserted that the Director defendants caused Blink to make the statements at issue in the securities class action and, as a result, the Company incurred costs defending against the Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserted claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he sought damages sustained by the Company as a result of the defendants’ alleged breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. In December 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants in the Klein Lawsuit and asserted similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). In June 2022, the court consolidated the Klein and Bhatia actions under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. The action remains stayed. The Company wholly and completely disputes the allegations. The Company has retained legal counsel to defend the action vigorously. The Company has not recorded an accrual related to this matter as of March 31, 2025, as it determined that any such loss contingency was either not probable or estimable.

In February 2022, a shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in Clark County, Nevada seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The McCauley Lawsuit asserted similar claims and sought similar damages as the Klein Lawsuit. The action remains stayed. The Company wholly and completely disputes the allegations. The Company has retained legal counsel to defend the action vigorously. The Company has not recorded an accrual related to this matter as of March 31, 2025, as it determined that any such loss contingency was either not probable or estimable.

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

	For The Three Months Ended
	March 31,
	2025	2024
Other operating expenses
Software	$1,793	$882
Other (1)	3,556	5,556
Total other operating expenses	$5,349	$6,438

(1)	Includes operating lease expense, insuance expense, office expenses and travel expenses.

The following table sets forth our long-lived assets by geographic area, which consists of property and equipment, net and operating lease right-of-use assets:

	March 31, 2025	December 31, 2024

United States	$34,868	$35,035
International	13,635	12,848

Total	$48,503	$47,883

For information regarding revenue disaggregated by geography and revenue concentrations, see Note 2 — Summary of Significant Accounting Policies.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

10. REVISION OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2024, the Company identified a number of misstatements and omitted disclosure items in the Company’s previously issued financial statements as summarized below. The identified misstatements impacted certain components of the balance sheet and statement of cash flows in the consolidated financial statements included in the Form 10-Q for the Quarterly Period ended March 31, 2024. The Company assessed the materiality of the errors, including the presentation on prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin Topics 1.M and 1.N (formerly No. 99, Materiality).

Based on this assessment, the Company concluded that these errors and the related impacts did not result in a material misstatement of its previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2024. However, the Company concluded the financial statements should be revised for these errors.

Note 2 — Summary of Significant Accounting Policies - Marketable Securities

The Company identified a classification misstatement in the Company’s previously issued financial statements related to the classification of marketable securities that were previously included within cash and cash equivalents.

A summary of the corrections to the impacted financial statement line items in the Company’s previously issued consolidated balance sheet and consolidated statement of cash flows as of and for the three months ended March 31, 2024.

Condensed Consolidated Balance Sheet- Unaudited

(in thousands)

	As Previously	Revision	As
	Reported	Adjustments	Revised
Assets
Current Assets:
Cash and cash equivalents	$93,458	$(20,311)	$73,147
Marketable securities	$-	$20,311	$20,311
Total Current Assets	$197,735	$-	$197,735
Total Assets	$404,495	$-	$404,495

Condensed Consolidated Statements of Cash Flows – Unaudited

(in thousands)

	As Previously	Revision	As
	Reported	Adjustments	Revised
Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	$-	$3,000	$3,000
Purchase of marketable securities	$-	$(341)	$(341)
Net Cash Used In Investing Activities	$(2,830)	$2,659	$(171)
Net Decrease In Cash and Cash Equivalents and Restricted Cash	$(28,235)	$2,659	$(25,576)
Cash and Cash Equivalents and Restricted Cash - Beginning of Period	$121,770	$(22,970)	$98,800
Cash and Cash Equivalents and Restricted Cash - End of Period	$93,535	$(20,311)	$73,224

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$93,458	$(20,311)	$73,147
Restricted cash	$77	$-	$77
	$93,535	$(20,311)	$73,224

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

11. SUBSEQUENT EVENTS

MERGER AGREEMENT AMENDMENT

On April 4, 2025, the Company’s indirect wholly owned subsidiary, Envoy Technologies, Inc. (“Envoy Technologies”), entered into Amendment No. 2 (the “Amendment”) to the Agreement and Plan of Merger, dated as of April 18, 2023 (the “Merger Agreement”), by and among the Company, Envoy Mobility, Inc. (formerly Blink Mobility, LLC), Envoy Technologies and Fortis Advisors LLC, as equityholders’ agent. The Amendment extended the date by which Envoy Technologies would need to complete a direct listing by 45 days (to June 2, 2025 from April 18, 2025) in order to issue shares of Envoy Technologies common stock to the former shareholders of Envoy Technologies under the terms of the Merger Agreement, provided that such direct listing is consummated on either the New York Stock Exchange or The Nasdaq Capital Market, Global Select Market or Global Market.

Additionally, it was agreed that, in the event of a direct listing on either the New York Stock Exchange or The Nasdaq Capital Market, Global Select Market or Global Market, the shares of common stock of Envoy Technologies to be listed shall include the shares issuable to the former shareholders of Envoy Technologies pursuant to the Merger Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” or the “Company”) as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and under a similar item in subsequent periodic reports, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

As of March 31st 2025, there were 65,772 chargers connected to the Blink networks. Of those, 64,175 were Level 2 commercial chargers and 1,597 DCFC were commercial chargers, Included on Blink networks are 7,091 chargers owned by us. Another estimated 22,676 units were non-networked, on other networks, international sales, or deployments. In total, we have deployed, contracted or sold 112,186 units, which includes public and private chargers, as designated by stations owners, and is net of swap-outs, replacement units, and decommissioned units. Certain commercial chargers include chargers installed in residential settings for commercial purposes. All chargers, including at all international Blink locations, are categorized based on US Department of Energy guidelines.

As reflected in our condensed consolidated financial statements as of March 31, 2025, we had cash and cash equivalents of $42,024 working capital of $65,720 and an accumulated deficit of $756,562 During the three months ended March 31, 2025, we incurred a net loss of $20,707 We have not yet achieved profitability.

Recent Developments

Envoy Technologies, Inc. Direct Listing

Envoy Technologies, Inc., the Company’s wholly owned electric car share subsidiary, filed a registration statement on Form S-1 to go public via a proposed direct listing of its common stock with the U.S. Securities and Exchange Commission on May 1, 2025. Upon approval by the SEC and Nasdaq stock market, Envoy Technologies is expected to be listed under the ticker symbol “EVOY” during the summer of 2025, subject to market and other conditions. The Company had previously planned to go public through an underwritten initial public offering.

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

Results of Operations

Three Months Ended March 31, 2025 Compared With Three Months Ended March 31, 2024

	For The Three Months Ended
	March 31,
	2025	2024	Difference $	Difference %

Revenues:
Product sales	$8,381	$27,508	$(19,127)	-70%
Charging service revenue	6,780	5,027	1,753	35%
Network fees	2,626	2,065	561	27%
Warranty	955	953	2	0%
Grant and rebate	160	583	(423)	-73%
Car-sharing services	1,175	1,097	78	7%
Other	677	335	342	102%

Total Revenues	20,754	37,568	(16,814)	-45%

Cost of Revenues:
Cost of product sales	5,548	16,602	(11,054)	-67%
Cost of charging services	904	705	199	28%
Host provider fees	3,652	3,042	610	20%
Network costs	463	589	(126)	-21%
Warranty and repairs and maintenance	840	605	235	39%
Car-sharing services	685	862	(177)	-21%
Depreciation and amortization	1,293	1,744	(451)	-26%

Total Cost of Revenues	13,385	24,149	(10,764)	-45%

Gross Profit	7,369	13,419	(6,050)	-45%

Operating Expenses:
Compensation	13,549	14,957	(1,408)	-9%
General and administrative expenses	8,872	7,807	1,065	14%
Other operating expenses	5,349	6,438	(1,089)	-17%
Change in fair value of consideration payable	679	1,700	(1,021)	-60%
	-
Total Operating Expenses	28,449	30,902	(2,453)	-8%

Loss From Operations	(21,080)	(17,483)	(3,597)	21%

Other Income:
Interest expense	(56)	(427)	371	-87%
Change in fair value of derivative and other accrued liabilities	2	2	-	0%
Dividend and interest income	455	763	(308)	-40%

Total Other Income	401	338	63	19%

Loss Before Income Taxes	$(20,679)	$(17,145)	$(3,534)	21%

Provision for income taxes	(28)	(28)	-	0%

Net Loss	$(20,707)	$(17,173)	$(3,534)	21%

Revenues

Total revenue for the three months ended March 31, 2025 decreased by $16,814 or 45%, to $20,754 compared to $37,568 during the three months ended March 31, 2024.

Revenue from product sales was $8,381 for the three months ended March 31, 2025 as compared to $27,508 during the three months ended March 31, 2024, a decrease of $19,127 or 70%. This decrease was attributable to decreased unit sales and the product mix of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2024.

Charging service revenue was $6,780 for the three months ended March 31, 2025 as compared to $5,027 for the three months ended March 31, 2024, an increase of $1,753, or 35%. The increase is due to the increase in utilization of chargers and an increased number of chargers on the Blink Networks.

Network fee revenues were $2,626 for the three months ended March 31, 2025 as compared to $2,065 for the three months ended March 31, 2024, an increase of $561, or 27%. The increase was attributable to increases in host owned units during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Warranty revenues were $955 for the three months ended March 31, 2025 as compared to $953 for the three months ended March 31, 2024, an increase of $2. The increase was primarily attributable to an increase in warranty contracts sold for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company recognized net revenues for the sale of Blink warranty programs to a third party of ($19).

Grant and rebate revenues were $160 during the three months ended March 31, 2025 as compared to $583 during the three months ended March 31, 2024, a decrease of $423, or 73%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The decrease in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the three months March 31, 2025 and 2024.

Car-sharing services revenues were $1,175 during the three months ended March 31, 2025 as compared to $1,097 during the three months ended March 31, 2024, an increase of $78, or 7%. The increase in revenues is due to the increase in properties and participants subscribing to the car-sharing services.

Other revenue increased by $342 or 102% to $677 for the three months ended March 31, 2025 as compared to $335 for the three months ended March 31, 2024. The increase was primarily attributable to increases in transaction fees and Low Carbon Fuel Standard (LCFS) credits generated during the three months March 31, 2025 compared to the same period in 2024.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended March 31, 2025 were $13,385 as compared to $24,149 for the three months ended March 31, 2024, a decrease of $10,764 or 45%.

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

Cost of product sales decreased by $11,054, or 67%, from $16,602 for the three months ended March 31, 2024, as compared to $5,548 for the three months ended March 31, 2025. The decrease was primarily due to the decrease in product sales of commercial chargers, DC fast chargers and home residential chargers during the three months ended March 31, 2025, compared to the same period in 2024.

Cost of charging services (electricity reimbursements) increased by $199, or 28%, to $904 for the three months ended March 31, 2025 as compared to $705 for the three months ended March 31, 2024. The increase in 2025 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $610, or 20%, to $3,652 during the three months ended March 31, 2025, as compared to $3,042 during the three months ended March 31, 2024. This increase was a result of the mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements.

Network costs decreased by $126 or 21%, to $463 during the three months ended March 31, 2025 as compared to $589 during the three months ended March 31, 2024. The decrease was a result of the decrease in expenses associated with charging stations on our network.

Warranty and repairs and maintenance costs increased by $235, or 39%, to $840 during the three months ended March 31, 2025, from $605 during the three months ended March 31, 2024. The increase in 2025 was attributable to an increase in warranty contracts sold for the three months March 31, 2025, as compared to the three months March 31, 2024.

Cost of car-sharing services was $685 during the three months ended March 31, 2025 as compared to $862 during the 2024 period, a decrease of $177 or 21%. The decrease was due to a decrease in vehicles used in this operation during the period.

Depreciation and amortization expense decreased by $451, or 26%, to $1,293 for the three months ended March 31, 2025, as compared to $1,744 for the three months ended March 31, 2024. The change in depreciation expense was attributable to an increase in the number of EV charging stations partially offset by the amortization of grant funding related to the reimbursement associated with charging station capital expenditures.

Operating Expenses

Compensation expense decreased by $1,408, or 9%, to $13,549 (consisting of approximately $12.5 million of cash compensation and benefits and approximately $1.0 million of non-cash compensation) for the three months ended March 31, 2025. Compensation expense was $14,957 (consisting of approximately $14.1 million of cash compensation and benefits and approximately $0.9 million of non-cash compensation) for the three months ended March 31, 2024. The decrease in compensation expense for the three months ended March 31, 2025 compared to the same period in 2024 was primarily related to decreases in personnel and compensation in executive, marketing, sales and operations departments.

General and administrative expenses increased by $1,065, or 14%, to $8,872 for the three months ended March 31, 2025 as compared to $7,807 for the three months ended March 31, 2024. The increase was primarily attributable to increases in accounting/auditing, credit cards fees, provision for expected credit losses and currency exchange losses of $1,958 partially offset by decreases in legal, consulting/other professional services, marketing, software licensing, recruiting, and investor/public relations of $1,110.

Other operating expenses decreased by $1,089 or 17%, to $5,349 for the three months ended March 31, 2025 from $6,438 for the three months ended March 31, 2024. The decrease was primarily attributable to decreases in loss on disposal of assets, travel expenses, website expenses, rent, and hardware and software development costs of $2,202, partially offset by increases in insurance, software licensing and property/use tax expenditures of $1,251.

The Company recorded a loss on the change in fair value of consideration payable related to the Envoy acquisition of $679 during the three months ended March 31, 2025 and $1,700 for the three months ended March 31, 2024, a decrease of $1,021 or 60%. The decrease was due to the change in the inputs to the probability-weighted discounted cash flow model.

Other Income

Other income increased by $63 or 19% from $338 for the three months ended March 31, 2024 to $401 for the three months ended March 31, 2025. The increase in other income (expense) was primarily attributable to a decrease in interest expense of $371 and dividend and interest income of $308.

Net Loss

Our net loss for the three months ended March 31, 2025, increased by $3,534, or 21%, to $20,707 as compared to $17,173 the three months ended March 31, 2024. The increase was primarily attributable to an decrease in operating expenses, and partially offset by a decrease in gross profit.

Total Comprehensive Loss

Our total comprehensive loss for the three months ended March 31, 2025, was $17,956 whereas our total comprehensive loss for the three months ended March 31, 2024, was $18,410, a decrease of $454 or 2%.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Cash and Cash Equivalents	$42,024	$41,774

Marketable Securities	$-	$13,630

Working Capital	$65,720	$81,908

Debt	$265	$265

During the three months ended March 31, 2025, we financed our activities from proceeds derived from equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the three months ended March 31, 2025 and 2024, we used cash of $11,855 and $21,476, respectively, in operations. Our cash use for the three months ended March 31, 2025 was primarily attributable to our net loss of $20,707 adjusted for net non-cash expenses in the aggregate amount of $7,785, plus $1,067 of net cash used in changes in the levels of operating assets and liabilities. Our cash use for the three months ended March 31, 2024 was primarily attributable to our net loss of $17,173, adjusted for net non-cash expenses in the aggregate amount of $7,737, and $12,040 of net cash used to fund changes in the levels of operating assets and liabilities.

During the three months ended March 31, 2025, net cash provided by investing activities was $11,091 of which $13,630 was provided by the sale of marketable securities, offset by $173 of capitalized engineering costs and $2,366 of which was used to purchase charging stations and other fixed assets. During the three months ended March 31, 2024, net cash used in investing activities was $171, of which $2,830 was used to purchase charging stations and other fixed assets , $341 was used in the purchase of marketable securities, offset by $3,000 provided by the sale of marketable securities.

During the three months ended March 31, 2025, cash provided by financing activities was $883, of which, $8 was used to pay down our liability in connection with a finance lease and offset by $891 provided by offering proceeds related to the sale of common stock. During the three months ended March 31, 2024, cash used in financing activities was $6,703, of which, $31,354 was used to pay down notes payable, $169 was used to pay down our liability in connection with a finance lease and $250 was used to pay down our liability in connection with internal use software, partially offset by $25,070 provided by offering proceeds related to the sale of common stock.

As of March 31, 2025, we had cash and cash equivalents, marketable securities, working capital and an accumulated deficit of $42,024, $0, $65,720 and $756,562, respectively. During the three months ended March 31, 2025, we had a net loss of $20,707 and used $11,855 of cash in operating activities. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. The Company’s future operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures.

Because of the uncertainty of the timing to achieving profitability and cash flows provided by operating activities to support the Company’s future operating needs, the above conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the time the condensed consolidated financial statements are issued. Management is undertaking, or has undertaken, several initiatives to mitigate the conditions or events that raise substantial doubt about our ability to continue as a going concern, which include the following:

●	Engaging with third parties to raise debt or equity capital;
●	Evaluating the Company’s existing arrangements to minimize current and future obligations;
●	Successfully optimizing its products and services and entering into collaborations with other companies;
●	Pursuing initiatives to reduce operating expenses, including fully recognizing the synergies of prior acquisitions.

Historically, the Company has been able to raise funds to support its business operations. During the three months ended March 31, 2025, the Company sold an aggregate of 681,330 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $909, less issuance costs of $18 which were recorded as a reduction to additional paid-in capital. The Company is required to file a Form S-1 to issue new equity and raise proceeds in the future. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. Lastly, there can be no assurances that these other initiatives will be achieved. However, based on its considerations, management believes these initiatives can be effectively implemented and will be sufficient to mitigate the circumstances resulting in substantial doubt for a period not less than one year from the date the condensed consolidated financial statements are issued.

Contractual Obligations and Commitments

We have operating and finance lease obligations over the next five years of approximately $10,071. These operating lease and financing lease obligations are primarily related to corporate office space, warehousing, and parking spaces related to our car-sharing services.

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

Our accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, in our financial statements included elsewhere in this quarterly report. For a comprehensive list of our critical accounting estimates, refer to Part II, Item 7, Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances as of March 31, 2025. As our foreign operations expand, our results may be more materially impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2024, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting”.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, management continued to commit resources to the remediation of the material weaknesses reported in the Company’s Form 10-K for the fiscal year ended December 31, 2024.

Except for the above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a description of our legal proceedings, see Note 8 – Commitments and Contingencies – Litigation, Disputes, and Settlements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

The Farkas Group, Inc. (“FGI”), a Florida corporation whose principal is former Company CEO, Michael D. Farkas, filed a demand for arbitration on April 1, 2024, alleging that the Company owes FGI commissions pursuant to a November 17, 2009 commission agreement between the parties. The Company filed an answer denying the claim and counterclaimed against FGI, Mr. Farkas, and one of his companies, NextNRG Holdings (“NEXT”), alleging that FGI, Mr. Farkas, and NEXT are in violation of non-compete agreements. NEXT later filed a petition with the Florida Superior Court to stay the arbitration as to NEXT. The Florida Court denied NEXT’s petition, and the arbitration resumed in March 2025. While the outcome of this matter cannot be determined at this time, it is not currently expected to have a material adverse impact on our business.

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

ITEM 1A. RISK FACTORS.

In addition to the information set forth under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2024, and under a similar item in subsequent periodic reports, the information set forth at the beginning of Management’s Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information,” and updates noted below, you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We have a history of annual and quarterly net losses which may continue and which may negatively impact our ability to achieve our business objectives.

We have experienced annual and quarterly net losses which may continue and which may negatively impact our ability to achieve our business objectives. We incurred a net loss of approximately $21 million for the three months ended March 31, 2025. As of March 31, 2025, we had net working capital of approximately $66 million and an accumulated deficit of approximately $757 million. We have not yet achieved profitability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Envoy Technologies, Inc., the Company’s wholly owned electric car share subsidiary, filed a registration statement on Form S-1 to go public via a proposed direct listing of its common stock with the U.S. Securities and Exchange Commission on May 1, 2025. Upon approval by the SEC and Nasdaq stock market, Envoy Technologies is expected to be listed under the ticker symbol “EVOY” during the summer of 2025, subject to market and other conditions. The Company had previously planned to go public through an underwritten initial public offering. This does not constitute an offer to sell or the solicitation of an offer to buy any securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction. Any offers, solicitations of offers to buy, or any sales of securities will be made in accordance with the registration requirements of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Number	Exhibit Description

2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as March 10, 2025, by and among Blink Charging Co., Envoy Mobility, Inc. (formerly Blink Mobility, LLC), Envoy Technologies, Inc. and Fortis Advisors LLC, as equityholders’ agent.	8-K	2.1	03/14/2025
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
10.1	Chief Executive Officer Employment Agreement, dated January 23, 2025, between Michael Battaglia and Blink Charging Co.	8-K	10.1	01/28/2025
31.1	Rule 13a-14(a) or 15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) or 15d-14(a) Certification of Principal Financial Officer				X
32.1*	Section 1350 Certification of Principal Executive Officer				X
32.2*	Section 1350 Certification of Principal Financial Officer				X
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2024 and 2023; (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2024; (v) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2023; (vi) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023; and (vii) Notes to Unaudited Condensed Consolidated Financial Statements.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).				X

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2025	BLINK CHARGING CO.

	By:	/s/ Michael Battaglia
Michael Battaglia
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

