Form 10-K/A
period 2024-12-31
Blink Charging Co.
filed 2025-05-14
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Blink Charging Co. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-38392), filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 9, 2025 (the “Original 10-K”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 29, 2025 (“Amendment No. 1” and, together with the Original 10-K, the “10-K”). This Amendment is being filed for the sole purpose of revising the Summary Compensation Table in Item 11 of Amendment No. 1 to correct figures that were included as a result of an administrative error. This Amendment amends and restates in its entirety Item 11 of Part III of the 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

This Amendment does not reflect events occurring after the Company’s filing of the Original 10-K (i.e., those events occurring after April 9, 2025) or modify or update disclosures that may be affected by those subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings with the SEC.

2

PART III

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

Summary Compensation Table

		Award Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(6) ($)	Option Awards(6) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brendan S. Jones(1)	2024	$775,000	$75,000	$467,790	$-	$186,000	$-	$39,850	$1,543,640
President and Chief	2023	$681,759	$75,000	$258,875	$-	$467,790	$-	$29,917	$1,513,341
Executive Officer	2022	$493,011	$-	$1,184,859	$-	$310,650	$-	$64,242	$2,052,762

Michael P. Rama(2)	2024	$446,450	$-	$206,230	$-	$86,920	$-	$22,433	$762,033
Chief Financial	2023	$423,056	$-	$212,500	$-	$206,230	$-	$354,051	$1,195,837
Officer	2022	$408,003	$-	$701,807	$-	$212,550	$-	$282,646	$1,605,006

Aviv Hillo(3)	2024	$443,375	$-	$206,230	$-	$86,100	$-	$15,233	$750,938
General Counsel and	2023	$423,000	$-	$197,790	$-	$206,230	$-	$18,972	$845,992
Executive Vice President - M&A	2022	$377,167	$-	$701,807	$-	$197,790	$-	$52,206	$1,328,970

Harjinder Bhade(4)	2024	$527,753	$-	$301,800	$-	$126,000	$-	$16,530	$972,083
Chief Technology	2023	$477,212	$-	$218,000	$-	$5,301,800	$-	$29,917	$6,026,929
Officer	2022	$403,602	$-	$665,116	$-	$218,000	$-	$68,304	$1,355,022

Michael C. Battaglia(5)	2024	$385,801	$-	$215,711	$-	$74,216	$-	$34,784	$710,512
Chief Operating Officer	2023	$327,515	$-	$-	$-	$176,088	$-	$29,917	$533,520

(1)	Mr. Jones served as our President from February 2021 to January 2025 and as our Chief Executive Officer from May 2023 to January 2025. Included in Bonus for Mr. Jones is a cash signing bonus of $75,000 in 2024 and 2023 in accordance with his employment agreement. Included in All Other Compensation for Mr. Jones are (i) company-paid health insurance benefits of $34,850, $29,917 and $33,827 in 2024, 2023 and 2022, respectively; (ii) $5,000 in 2024 related to moving allowance in conjunction with the Company’s relocation of the headquarters from Miami Beach, Florida to Bowie, Maryland in 2024; and (iii) a tax gross-up of $0, $0 and $30,416 relating to the vesting of stock awards in 2024, 2023 and 2022, respectively. The 2022 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(2)	Mr. Rama has served as our Chief Financial Officer since February 2020. Included in All Other Compensation for Mr. Rama are (i) company-paid health insurance benefits of $22,433, $29,917 and $32,356 in 2024, 2023 and 2022, respectively and (ii) a tax gross-up of $0, $324,133 and $250,290 relating to the vesting of stock awards in 2024, 2023 and 2022, respectively. The 2023 and 2022 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(3)	Mr. Hillo has served as our General Counsel since April 2018 and our Executive Vice President of Mergers & Acquisitions since May 2022. Included in All Other Compensation for Mr. Hillo are (i) company-paid health insurance benefits of $15,233, $18,972 and $19,256 in 2024, 2023 and 2022, respectively and (ii) a tax gross-up of $0, $0 and $32,950 relating to the vesting of stock awards in 2024, 2023 and 2022, respectively. The 2022 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(4)	Mr. Bhade has served as our Chief Technology Officer since May 2021. Included in All Other Compensation for Mr. Bhade is company-paid health insurance benefits of $16,530, $29,917 and $32,356 in 2024, 2023 and 2022, respectively and (ii) a tax gross-up of $0, $0 and $35,948 relating to the vesting of stock awards in 2024, 2023 and 2022, respectively. The 2022 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(5)	Mr. Battaglia served as our Chief Operating Officer from September 2023 to January 2025. Included in All Other Compensation for Mr. Battaglia is company-paid health insurance benefits of $34,784 and $29,917 in 2024 and 2023, respectively.

(6)	Represents stock and option awards granted in 2024, 2023 and 2022 pursuant to our 2018 Plan. The aggregate grant date fair value of such awards was calculated in accordance with FASB ASC Topic 718. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting. The assumptions used in calculating these amounts are discussed in Note 11 of the Notes to Consolidated Financial Statements included in the Original 10-K.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of the Original 10-K.
2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	EXHIBITS

We have filed the exhibits listed in the Exhibit Index below in this Form 10-K/A:

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.4	Agreement and Plan of Merger, dated as of April 18, 2023, by and among Blink Charging Co., Blink Mobility, LLC, Mobility Merger Sub Inc., Envoy Technologies, Inc., and Fortis Advisors LLC (as Equityholders’ Agent)	8-K	2.1	04/24/2023
2.5	Amendment No. 2, dated as of August 4, 2023, to Agreement and Plan of Merger, dated as of June 13, 2022, by and among Blink Charging Co., SemaConnect LLC and Shareholder Representative Services LLC, as Stockholders’ Representative.	10-Q	2.2	08/09/2023
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
4.2	Form of Common Stock Purchase Warrant dated April 9, 2018	8-K	4.1	04/19/2018
4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.3	04/02/2020
10.14*	2018 Incentive Compensation Plan	Proxy	-	08/14/2018
10.18*	Employment Offer Letter, dated February 7, 2020, between Blink Charging Co. and Michael P. Rama	8-K	10.1	02/11/2020
10.20*	Employment Offer Letter, dated as of March 29, 2020, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	04/20/2020

10.22*	Employment Agreement, dated December 27, 2021, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	12/29/2021
10.23*	Employment Agreement, dated April 20, 2021, between Blink Charging Co. and Harjinder Bhade	10-K/A	10.20	04/29/2022
10.24*	Employment Agreement, dated May 19, 2022, between Blink Charging Co. and Michael P. Rama	8-K	10.1	05/24/2022
10.25*	Employment Agreement, dated May 19, 2022, between Blink Charging Co. and Aviv Hillo	8-K	10.2	05/24/2022
10.29	Sales Agreement, dated September 2, 2022, between Blink Charging Co. and the Sales Agents	8-K	10.1	09/02/2022
10.31*	Employment Agreement, dated May 1, 2023, between Blink Charging Co. and Brendan S. Jones	8-K	10.1	05/05/2023
10.32*	Amendment to Blink Charging Co. 2018 Incentive Compensation Plan	14A	A	06/14/2023
10.33*	Separation and General Release Agreement, dated as of June 20, 2023, between Blink Charging Co. and Michael D. Farkas	8-K	10.1	06/23/2023
10.34*	Employment Offer Letter, dated October 30, 2023, between Blink Charging Co. and Harjinder Bhade	8-K	10.1	11/03/2023
10.35	Amendment to Sales Agreement, dated as of November 2, 2023, between Blink Charging Co. and the Agents	8-K	10.1	11/22/2023
10.36*	Executive Advisor Employment Agreement, dated August 27, 2024, by and between Blink Charging Co. and Brendan S. Jones	8-K	10.1	08/30/2024
10.37*	Chief Executive Officer Employment Agreement, dated January 23, 2025, between Michael Battaglia and Blink Charging Co.	8-K	10.1	01/28/2025
21.1	Subsidiaries of the Registrant	10-K	21.1	04/09/2025
23.1	Consent of Grant Thornton LLP	10-K	23.1	04/09/2025
23.2	Consent of Marcum LLP	10-K	23.2	04/09/2025
31.1	Rule 13a-14(a) Certification of Principal Executive Officer	10-K	31.1	04/09/2025
31.2	Rule 13a-14(a) Certification of Principal Financial Officer	10-K	31.2	04/09/2025
31.3	Rule 13a-14(a) Certification of Principal Executive Officer	10-K/A	31.3	04/29/2025
31.4	Rule 13a-14(a) Certification of Principal Financial Officer	10-K/A	31.4	04/29/2025
31.5	Rule 13a-14(a) Certification of Principal Executive Officer				X
31.6	Rule 13a-14(a) Certification of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer	10-K	32.1	04/09/2025
32.2**	Section 1350 Certification of Principal Financial Officer	10-K	32.2	04/09/2025
97.1*	Blink Charging Co. Policy for Recovery of Erroneously Awarded Compensation	10-K	97.1	03/18/2024
101.INS	Inline XBRL Instance.				X
101.XSD	Inline XBRL Schema.				X
101.PRE	Inline XBRL Presentation.				X
101.CAL	Inline XBRL Calculation.				X
101.DEF	Inline XBRL Definition.				X
101.LAB	Inline XBRL Label.				X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK CHARGING CO.

Date: May 14, 2025	By:	/s/ Michael C. Battaglia
Michael C. Battaglia
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Michael P. Rama
Michael P. Rama
Chief Financial Officer (Principal Financial and Accounting Officer)

