Form 10-Q
period 2025-06-30
Blink Charging Co.
filed 2025-08-18
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 14, 2025, the registrant had 104,714,302 shares of common stock outstanding.

BLINK CHARGING CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	June 30,	December 31,
	2025	2024

Assets
Current Assets:
Cash and cash equivalents	$25,318	$41,774
Marketable securities	-	13,630
Accounts receivable, net	34,703	43,201
Inventory, net	32,706	38,280
Prepaid expenses and other current assets	5,773	4,267
Total Current Assets	98,500	141,152
Restricted cash	84	78
Property and equipment, net	36,087	38,671
Operating lease right-of-use asset	7,549	9,212
Intangible assets, net	7,666	10,388
Goodwill	17,897	17,897
Other assets	639	590
Total Assets	$168,422	$217,988

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$25,939	$28,888
Accrued expenses and other current liabilities	8,956	9,482
Notes payable	265	265
Current portion of operating lease liabilities	3,661	3,216
Current portion of financing lease liabilities	35	34
Current portion of deferred revenue	19,153	17,359
Total Current Liabilities	58,009	59,244
Consideration payable	23,491	21,028
Operating lease liabilities, non-current portion	5,526	7,162
Financing lease liabilities, non-current portion	79	97
Deferred revenue, non-current portion	9,813	10,603
Other liabilities	752	1,152
Total Liabilities	97,670	99,286

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 40,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024 , respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 103,100,485 and 101,970,907 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	103	102
Additional paid-in capital	862,943	860,300
Accumulated other comprehensive loss	(3,773)	(5,845)
Accumulated deficit	(788,521)	(735,855)

Total Stockholders’ Equity	70,752	118,702
Total Liabilities and Stockholders’ Equity	$168,422	$217,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues:
Product sales	$14,508	$23,582	$22,889	$51,090
Charging service revenue	7,691	4,936	14,471	9,963
Network fees	2,954	1,907	5,580	3,972
Warranty	1,582	1,340	2,537	2,293
Grant and rebate	32	52	192	635
Car-sharing services	1,111	1,202	2,286	2,299
Other	789	243	1,466	578
Total Revenues	28,667	33,262	49,421	70,830

Cost of Revenues:
Cost of product sales	17,036	14,241	22,584	30,843
Cost of charging services	1,062	495	1,966	1,200
Host provider fees	4,275	3,282	7,927	6,324
Network costs	636	650	1,099	1,239
Warranty and repairs and maintenance	1,291	981	2,131	1,586
Car-sharing services	1,066	1,284	1,751	2,146
Depreciation and amortization	1,207	1,616	2,500	3,360
Total Cost of Revenues	26,573	22,549	39,958	46,698
Gross Profit	2,094	10,713	9,463	24,132

Operating Expenses:
Compensation	13,772	17,654	27,321	32,611
General and administrative expenses	11,808	8,003	20,680	15,810
Other operating expenses	6,939	4,958	12,288	11,396
Change in fair value of consideration payable	1,784	747	2,463	2,447
Total Operating Expenses	34,303	31,362	62,752	62,264
Loss From Operations	(32,209)	(20,649)	(53,289)	(38,132)

Other Income (Expense):
Interest income (expense)	71	(46)	15	(473)
Change in fair value of derivative and other accrued liabilities	(9)	(17)	(7)	(15)
Dividend and interest income	283	817	738	1,580
Total Other Income	345	754	746	1,092
Loss Before Income Taxes	$(31,864)	$(19,895)	$(52,543)	$(37,040)
Provision for income taxes	(95)	(164)	(123)	(192)

Net Loss	$(31,959)	$(20,059)	$(52,666)	$(37,232)

Net Loss Per Share:
Basic	$(0.31)	$(0.20)	$(0.51)	$(0.37)
Diluted	$(0.31)	$(0.20)	$(0.51)	$(0.37)

Weighted Average Number of Common Shares Outstanding:
Basic	102,899,705	101,009,593	102,684,303	100,456,032
Diluted	102,899,705	101,009,593	102,684,303	100,456,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except for share and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net Loss	$(31,959)	$(20,059)	$(52,666)	$(37,232)
Other Comprehensive (Loss) Income:
Cumulative translation adjustments	(679)	(400)	2,072	(1,637)
Total Comprehensive Loss	$(32,638)	$(20,459)	$(50,594)	$(38,869)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025

(in thousands, except for share amounts)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance - January 1, 2025	-	$-	101,970,907	$102	$860,300	$(5,845)	$(735,855)	$118,702

Common stock issued in public offering, net of issuance costs [1]	-	-	681,330	1	890	-	-	891
Stock-based compensation	-	-	70,681	-	966	-	-	966
Other comprehensive income	-	-	-	-	-	2,751	-	2,751
Net loss	-	-	-	-	-	-	(20,707)	(20,707)

Balance - March 31, 2025	-	$-	102,722,918	$103	$862,156	$(3,094)	$(756,562)	$102,603

Stock-based compensation	-	-	377,567	-	787	-	-	787
Other comprehensive loss	-	-	-	-	-	(679)	-	(679)
Net loss	-	-	-	-	-	-	(31,959)	(31,959)

Balance - June 30, 2025	-	$-	103,100,485	$103	$862,943	$(3,773)	$(788,521)	$70,752

[1]	Includes gross proceeds of $909, less issuance costs of $18.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024

(in thousands, except for share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income/(Loss)	Deficit	Equity

Balance - January 1, 2024	92,818,233	$93	$829,563	$(2,536)	$(537,723)	$289,397

Common stock issued in public offering, net of issuance costs [1]	8,177,472	8	25,062	-	-	25,070
Stock-based compensation	837	-	681	-	-	681
Other comprehensive loss	-	-	-	(1,237)	-	(1,237)
Net loss	-	-	-	-	(17,173)	(17,173)

Balance - March 31, 2024	100,996,542	$101	$855,306	$(3,773)	$(554,896)	$296,738

Stock-based compensation	-	-	1,269	-	-	1,269
Common stock issuance, net	70,665	-	825	-	-	825
Other comprehensive loss	-	-	-	(400)	-	(400)
Net loss	-	-	-	-	(20,059)	(20,059)

Balance - June 30, 2024	101,067,207	$101	$857,400	$(4,173)	$(574,955)	$278,373

[1]	Includes gross proceeds of $25,651, less issuance costs of $581.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For The Six Months Ended
	June 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(52,666)	$(37,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,583	6,579
Non-cash lease expense	2,254	2,438
Loss on disposal of fixed assets	5,762	39
Change in fair value of derivative and other accrued liabilities	(7)	(15)
Change in fair value of consideration payable	2,463	2,447
Provision for slow moving and obsolete inventory	4,571	822
Provision for credit losses	7,250	903
Stock-based compensation	1,753	1,950
Changes in operating assets and liabilities:
Accounts receivable	2,496	(6,990)
Inventory	961	2,239
Prepaid expenses and other current assets	(1,279)	1,349
Other assets	(25)	26
Accounts payable and accrued expenses	(5,697)	(1,099)
Other liabilities	(400)	-
Lease liabilities	(1,794)	(2,052)
Deferred revenue	251	2,861

Total Adjustments	24,142	11,497

Net Cash Used In Operating Activities	(28,524)	(25,735)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	13,630	5,500
Proceeds from sale of equity method investment	223	-
Purchase of marketable securities	-	(634)
Capitalization of engineering costs	(205)	(155)
Purchases of property and equipment	(3,542)	(8,584)

Net Cash Provided By (Used In) Investing Activities	10,106	(3,873)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering, net [1]	891	25,070
Repayment of note payable	-	(37,881)
Repayment of financing liability in connection with finance lease	(17)	(375)
Payment of financing liability in connection with internal use software	-	(286)

Net Cash Provided By (Used In) Financing Activities	874	(13,472)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	1,094	136

Net Decrease In Cash and Cash Equivalents and Restricted Cash	(16,450)	(42,944)

Cash and Cash Equivalents and Restricted Cash - Beginning of Period	41,852	98,800

Cash and Cash Equivalents and Restricted Cash - End of Period	$25,402	$55,856

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$25,318	$55,781
Restricted cash	84	75
	$25,402	$55,856

[1]	For the six months ended June 30, 2025, includes gross proceeds of $909, less issuance costs of $18.
For the six months ended June 30, 2024, includes gross proceeds of $25,651, less issuance costs of $581.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Cash Flows — Continued

(in thousands)

	For The Six Months Ended
	June 30,
	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$71	$1,436
Income taxes	$28	$233
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$351	$653
Property and equipment obtained in exchange for finance lease obligations	$-	$53
Common stock issuance, net	$-	$825
Transfer of inventory to property and equipment	$952	$130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Operations

Blink Charging Co., through its wholly-owned subsidiaries (collectively, the “Company” or “Blink”), is a leading owner, operator and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its nationwide Blink EV charging networks (the “Blink Networks”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”), and other EV-related services. The Blink Networks is a proprietary, cloud-based system that operates, maintains and manages Blink charging stations and handles the associated charging data, back-end operations and payment processing. The Blink Networks provide property owners, managers, parking companies, state and municipal entities, and other types of commercial customers (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Networks also provide EV drivers with vital station information, including station location, availability and fees. Blink also operates an EV based ride-sharing business through its wholly-owned subsidiary, Blink Mobility LLC.

Blink’s wholly owned subsidiary, Envoy Technologies, Inc. (“Envoy”), filed a registration statement on Form S-1 dated February 11, 2025 to register shares in connection with its contemplated initial public offering as well as the issuance of shares to its former shareholders in connection with Blink’s acquisition of Envoy.

On March 10, 2025, the Company’s indirect wholly owned subsidiary, Envoy Technologies, Inc. (“Envoy Technologies”), entered into Amendment No. 1 (the “Amendment”) to the Agreement and Plan of Merger, dated as of April 18, 2023 (the “Merger Agreement”), by and among the Company, Envoy Mobility, Inc. (formerly Blink Mobility, LLC), Envoy Technologies and Fortis Advisors LLC, as equityholders’ agent. The Amendment extended the date by which Envoy Technologies would need to complete an underwritten initial public offering by 45 days (to June 2, 2025 from April 18, 2025) to issue shares of Envoy Technologies common stock to the former shareholders of Envoy Technologies under the terms of the Merger Agreement. In consideration for the extension, the value of the Envoy Technologies shares of common stock to be issued to the former shareholders of Envoy Technologies was increased to $23,000 from $22,500.

On April 4, 2025, Envoy Technologies entered into Amendment No. 2 (the “Second Amendment”) to the Agreement and Plan of Merger, dated as of April 18, 2023, by and among the Company, Envoy Mobility, Inc. (formerly Blink Mobility, LLC), Envoy Technologies and Fortis Advisors LLC, as equityholders’ agent. The Second Amendment extended the date by which Envoy Technologies would need to complete a direct listing by 45 days (to June 2, 2025 from April 18, 2025) in order to issue shares of Envoy Technologies common stock to the former shareholders of Envoy Technologies under the terms of the Merger Agreement, provided that such direct listing is consummated on either the New York Stock Exchange or The Nasdaq Capital Market, Global Select Market or Global Market. Additionally, it was agreed that, in the event of a direct listing on either the New York Stock Exchange or The Nasdaq Capital Market, Global Select Market or Global Market, the shares of common stock of Envoy Technologies to be listed shall include the shares issuable to the former shareholders of Envoy Technologies pursuant to the Merger Agreement.

On May 16, 2025, Envoy Technologies entered into Amendment No. 3 (the “ Third Amendment”) to the Agreement and Plan of Merger, dated as of April 18, 2023, by and among the Company, Envoy Mobility, Inc. (formerly Blink Mobility, LLC), Envoy Technologies and Fortis Advisors LLC, as equityholders’ agent. The Third Amendment further extended the date by which Envoy Technologies would need to complete either a direct listing or an underwritten initial public offering, in either case, to September 2, 2025 (from April 18, 2025) in order to issue shares of Envoy Technologies common stock to the former shareholders of Envoy Technologies under the terms of the Merger Agreement. The extension in respect of the direct listing still applies only to a direct listing consummated on either the New York Stock Exchange or The Nasdaq Capital Market, Global Select Market or Global Market. In consideration for the extension, the value of Envoy Technologies’ shares of common stock to be issued to the former shareholders of Envoy Technologies was increased to $23,500.

See Note 11 – Subsequent Events for additional information.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2025 and for the three and six months then ended. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2024 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on April 9, 2025 as part of the Company’s Annual Report on Form 10-K.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2024, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

LIQUIDITY

As of June 30, 2025, the Company had cash and cash equivalents of $25,318 and working capital of $40,491. During the three and six months ended June 30, 2025, the Company incurred a net loss of $31,959 and $52,666, respectively. During the six months ended June 30, 2025, the Company used cash in operating activities of $28,524. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. Absent a near-term capital infusion or significant improvement in cash flow provided by operations, the Company expects that its current cash and net working capital resources will be insufficient to fund future operations, and the need for additional funding to support its planned operations raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the time the condensed consolidated financial statements are issued.

Historically, the Company has been able to raise funds to support its business operations. During the six months ended June 30, 2025, the Company sold an aggregate of 681,330 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $909, less issuance costs of $18, which were recorded as a reduction to additional paid-in capital. The Company is required to file a Form S-1 to issue new equity and raise proceeds in the future.

Management is actively evaluating strategic alternatives, including additional cost-reduction initiatives, asset sales, and potential restructuring or fundraising opportunities. However, there can be no assurance that any of these efforts will result in additional liquidity or resolve the Company’s current financial challenges. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. Lastly, there can be no assurances that these other initiatives will be achieved. Therefore, the Company has concluded that management’s plans do not alleviate the substantial doubt about Company’s ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

MARKETABLE SECURITIES

The Company had equity securities of $0 and $13,630 as of June 30, 2025 and December 31, 2024, respectively. These securities consist primarily of mutual funds and were used for working capital needs.

The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The Company carries all “available-for-sale securities” at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity until disposition or maturity. The Company carries all “trading securities” at fair value, with unrealized gains and losses, recorded in other income in the Company’s condensed consolidated statements of operations. The cost of securities sold is based on the specific-identification method. The marketable securities were all classified as trading as of December 31, 2024. Marketable securities are stated at fair value.

The below table provides supplemental information related to marketable securities:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net gains recognized during the period on trading securities	$-	$30	$47	$99
Less: net gains recognized during the period on trading securities sold during the period	-	(21)	(47)	(50)
Unrealized gains recognized during the reporting period on trading securities still held at the reporting date	$-	$9	$-	$49

INVENTORY

As of June 30, 2025, the Company’s inventory was comprised of $20,029 of finished goods that were available for sale and $12,677 of raw material and work in process. As of December 31, 2024, the Company’s inventory was comprised of $18,659 of finished goods that were available for sale and $19,621 of raw material and work in process. As of June 30, 2025 and December 31, 2024, the Company’s reserve for slow-moving or excess inventory was $4,129 and $3,129, respectively.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

PROPERTY AND EQUIPMENT

During the three and six months ended June 30, 2025, the Company recorded loss on disposals of $5,588 and $5,762, respectively. The write-offs were comprised of the following: Certain installed chargers that were determined to be not performing to specifications of $4,030 and the write-off of older, incomplete charger deployment projects of $1,732.

During the three and six months ended June 30, 2024, the Company recorded a net loss on disposals of $71 and $39, respectively. The loss on disposals during the 2024 period were due to the normal course of business.

FOREIGN CURRENCY TRANSLATION

Cumulative translation adjustments attributable to foreign exchange were $(679) and $(400) for the three months ended June 30, 2025 and 2024, respectively. Cumulative translation adjustments attributable to foreign exchange were $2,072 and $(1,637) for the six months ended June 30, 2025 and 2024, respectively.

Foreign currency transactions losses were $1,522 and $1,781 during the three and six months ended June 30, 2025, respectively. Foreign currency transactions losses were $15 and $45 during the three and six months ended June 30, 2024, respectively. Foreign currency transactions gains and losses are included within general and administrative expenses on the condensed consolidated statements of operations.

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

The following table summarizes revenue recognized in the condensed consolidated statements of operations:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues - Recognized at a Point in Time
Product sales	$14,508	$23,582	$22,889	$51,090
Charging service revenue	7,691	4,936	14,471	9,963
Warranty	560	-	540	-
Other	789	243	1,466	578
Total Revenues - Recognized at a Point in Time	23,548	28,761	39,366	61,631

Revenues - Recognized Over a Period of Time:
Network fees	2,954	1,907	5,580	3,972
Warranty	1,022	1,340	1,977	2,293
Total Revenues - Recognized Over a Period of Time	3,976	3,247	7,557	6,265

Revenues - Other
Car-sharing services	1,111	1,202	2,286	2,299
Grant and fees rebate	32	52	192	635
Total Revenues - Other	1,143	1,254	2,478	2,934

Total Revenue	$28,667	$33,262	$49,421	$70,830

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

The following table summarizes our revenue recognized in the condensed consolidated statements of operations by geographical area:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues by Geographical Area
U.S.A.	$18,008	$24,127	$30,270	$51,820
International	10,659	9,135	19,151	19,010
Total Revenue	$28,667	$33,262	$49,421	$70,830

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

As of June 30, 2025, the Company had $28,966 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of June 30, 2025. The Company expects to satisfy $19,153 of its remaining performance obligations for network fees, warranty revenue, product sales, and other and recognize the revenue within the next twelve months.

The Company has elected to apply the practical expedient to expense costs to obtain contracts at the time the liability is incurred when the expected amortization period is one year or less. During the three and six months ended June 30, 2025 and 2024, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods as specified by ASC 606-10-50-12A.

During the three and six months ended June 30, 2025, the Company recognized $2,529 and $5,390 of revenues, respectively, related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2024. During the three and six months ended June 30, 2025, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods.

Grants, rebates and alternative fuel credits pertaining to revenues and periodic expenses which are accounted for by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance are recognized as income when the related revenue and/or periodic expense are recorded. Grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the related depreciation expense of the related asset over their useful lives.

During the three months ended June 30, 2025 and 2024, the Company recorded $32 and $52, respectively, related to grant and rebate revenue. During the six months ended June 30, 2025 and 2024, the Company recorded $192 and $635, respectively, related to grant and rebate revenue. During the three months ended June 30, 2025 and 2024, the Company recognized $303 and $31, respectively, of revenue related to alternative fuel credits. During the six months ended June 30, 2025 and 2024, the Company recognized $351 and $75, respectively, of revenue related to alternative fuel credits.

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

The Company is unsure of when the customer will return the vehicles. As such, the Company does not know how much the customer will owe upon return of the vehicle and, therefore, cannot provide a maturity analysis of future lease payments. The Company’s vehicles are generally rented for short periods of time (generally a few hours). Lessees do not provide residual value guarantees on rented vehicles. The Company’s vehicles are typically rented for the majority of the time that the Company owns or leases the underlying vehicle.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three and Six Months Ended
	June 30,
	2025	2024
Warrants	1,150,152	1,150,152
Options	558,359	908,162
Restricted stock units	1,691,148	-
Total potentially dilutive shares	3,399,659	2,058,314

CONCENTRATIONS

As of June 30, 2025, accounts payable to one significant vendor represented 11% of total accounts payable.

During the three months ended June 30, 2024, sales to a significant customer represented 16% of total revenue.

During the six months ended June 30, 2024, sales to a significant customer represented 20% of total revenue.

There were no revenue concentrations during the three and six months ended June 30, 2025.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company’s annual reporting beginning January 1, 2025 with early adoption permitted. The Company does not believe the adoption of this ASU will have a material impact, however, additional disclosures will be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and interim reporting periods beginning January 1, 2026.

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

3. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024

Accrued professional, board and other fees	$2,151	$2,923
Accrued wages	2,623	3,487
Warranty payable	553	1,721
Accrued income, property and sales taxes payable	2,005	972
Other accrued expenses	1,624	379
Total accrued expenses	$8,956	$9,482

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

4. STOCKHOLDERS’ EQUITY

AT-THE-MARKET OFFERING

On September 2, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, as our sales agents (collectively, the “Agents”) to conduct an at-the-market (“ATM”) equity offering program, pursuant to which we may publicly issue and sell from time to time shares of our common stock having an aggregate offering price of up to $250,000 through the Agents. On November 16, 2023, we entered into an Amendment to the Sales Agreement, effective as of November 2, 2023 (the “Amendment”), with the Agents. The Amendment revised the term “Registration Statement,” as used in the Sales Agreement, to our new shelf registration statement on Form S-3, as amended (File No. 333-275123), and revised the term “Prospectus Supplement,” as used in the Sales Agreement, to our prospectus supplement dated November 2, 2023, relating to the ATM equity offering program contemplated by the Sales Agreement. During the six months ended June 30, 2025, the Company sold an aggregate of 681,330 shares of common stock aggregate gross proceeds of $909, less issuance costs of $18, for net proceeds of $891. The ATM is not currently active since we do not have an effective shelf registration statement covering the shares of common stock issuable thereunder.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three months and six months ended June 30, 2025 of $787 and $1,753, respectively, which is included within compensation expense on the condensed consolidated statements of operations. The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three months and six months ended June 30, 2024 of $1,033 and $1,950, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of June 30, 2025, there was $2,395 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.27 years.

Restricted Stock Units

During the six months ended June 30, 2025, the Company granted an aggregate of 1,237,935 shares of restricted stock with an aggregate grant date fair value of $1,244 which will be recognized ratably over the vesting term. The restricted stock has vesting dates ranging from February 24, 2026 to June 1, 2028. Expenses related to this award are included within compensation expense on the condensed consolidated statements of operations.

During the six months ended June 30, 2025, the Company granted the following awards to three executives under the Company’s Executives’ Long-Term Incentive (“LTI”) Plan equal to 50% of the executives’ annual base salary. Such awards will be issued in the form of restricted stock units. 50% of the restricted stock units are designated as performance-based stock awards and will vest in four equal installments upon the achievement of specified escalating stock price thresholds and 50% of the restricted stock units are designated as time-based awards and will vest in equal one-third increments on each anniversary of the grant date, in each instance subject to continued employment with the Company on the applicable vesting date and satisfying the key performance indicators and other performance criteria.

The escalating stock price thresholds are as follows:

1)	First 1/4 Vesting: The first 1/4 will vest when the stock price exceeds $3.00 for a period of 90 consecutive days.
2)	Second 1/4 Vesting: The next 1/4 will vest when the stock price exceeds $5.00 for a period of 90 consecutive days.
3)	Third 1/4 Vesting: The next 1/4 will vest when the stock price exceeds $7.50 for a period of 90 consecutive days.
4)	Final 1/4 Vesting: The final 1/4 will vest when the stock price exceeds $9.50 for a period of 90 consecutive days.

Stock Options

During the three and six months ended June 30, 2025, the Company granted ten-year stock options to purchase 45,801 shares of common stock at an exercise price of $0.97 per share to employees. The shares vest ratably over three years from the date of grant. The stock options had a grant date fair value of $37. The assumptions utilized in the valuation of stock options are described as follows: risk-free interest rate is 4.18%, expected term is six years, expected volatility is 94.8% and an expected dividend yield of 0%.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

5. RELATED PARTY TRANSACTIONS

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. The Company owns 40% of the Entity while the other three parties own 60% of the Entity. Subsequently, two of the three other parties exited the joint venture, and the remaining other party acquired the ownership of the exiting parties. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which operates in the electric vehicle market in Greece. The obligation to fund the future operations of the Entity is limited to the Company’s 40% ownership. During the three and six months ended June 30, 2025 and 2024, the Company did not recognized any sales to Hellas. As of June 30, 2025 and December 31, 2024, had a payable of approximately $0 and $129, respectively, to Hellas. Furthermore, the Company has provided working capital of $274 through June 30, 2025 and December 31, 2024 to Hellas. The Company has written off this working capital contribution, since Company’s proportion of Hellas’s net losses exceed the working capital contribution.

The Company determined that the Entity is a variable interest entity; however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through June 30, 2025, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the three and six months ended June 30, 2025 and 2024.

In May 2025, the Company sold its equity interest in Hellas and recorded a gain on sale of investment of $223, which was included within general and administrative expenses on the condensed consolidated statements of operations.

BLINK CHARGING UK LIMITED

As of June 30, 2025, several close family members of a senior management employee are providing services to Blink Charging UK Limited. For the three and six months ended June 30, 2025, these related parties have collectively provided services worth $28 and $52, respectively, to Blink Charging UK Limited. For the three and six months ended June 30, 2024, these related parties have collectively provided services worth $35 and $117, respectively, to Blink Charging UK Limited. These expenses are included within general and administrative expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

6. LEASES

OPERATING LEASES

Total operating lease expenses for the three and six months ended June 30, 2025 were $751 and $1,230, respectively, and for the three and six months ended June 30, 2024 were $347 and $1,135, respectively, which were recorded in other operating expenses on the condensed consolidated statements of operations. Operating lease expenses consist of rent expense, common area maintenance adjustments and other expenses.

As of June 30, 2025, the Company did not have additional operating and financing leases that have not yet commenced. As of June 30, 2025, the Company had $117 of  right-of-use assets that were classified as financing leases for vehicles associated with the operations of Blink Mobility and are included as a component of property and equipment on the condensed consolidated balance sheet as of June 30, 2025.

During the three and six months ended June 30, 2025, the Company recorded $2 and $4, respectively, of interest expense related to finance leases, which was recorded within interest expense on the condensed consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recorded $13 and $23, respectively, of interest expense related to finance leases.

Supplemental cash flows information related to leases was as follows:

	For The Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$1,794	$2,052
Financing cash flows from finance leases	$17	$375

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$351	$653
Finance leases	$-	$53

Weighted Average Remaining Lease Term
Operating leases	2.38	2.65
Finance leases	3.16	2.78

Weighted Average Discount Rate
Operating leases	7.2%	7.2%
Finance leases	6.2%	6.3%

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

6. LEASES- CONTINUED

Future minimum payments under non-cancellable leases as of June 30, 2025 were as follows:

For the Years Ending December 31,	Operating Lease	Finance Lease
2025	$4,262	$41
2026	2,324	41
2027	1,642	34
2028	932	10
2029	894	-
Thereafter	949	-
Total future minimum lease payments	11,003	126
Less: imputed interest	(1,816)	(12)
Total	$9,187	$114

7. FAIR VALUE MEASUREMENT

Assets and liabilities measured at fair value on a recurring basis are as follows:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$13,715	$-	$-	$13,715
Alternative fuel credits	-	48	-	48
Total assets	$13,715	$48	$-	$13,763

Liabilities:
Warrant liability	$-	$-	$15	$15
Common stock consideration payable	-	-	23,491	23,491
Total liabilities	$-	$-	$23,506	$23,506

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$13,630	$-	$-	$13,630
Money market funds	27,347	-	-	27,347
Alternative fuel credits	-	51	-	51
Total assets	$40,977	$51	$-	$41,028

Liabilities:
Warrant liability	$-	$-	$22	$22
Common stock consideration payable	-	-	21,028	21,028
Total liabilities	$-	$-	$21,050	$21,050

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

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

7. FAIR VALUE MEASUREMENT- CONTINUED

Assumptions utilized in the valuation of warrant liabilities are described as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Risk-free interest rate	3.96%	5.09%	3.96%-4.03%	5.03%-5.09%
Contractual term (years)	1.00	1.00	1.00	1.00
Expected volatility	80%	90%	74%-80%	88%-90%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 warrant liabilities that are measured at fair value on a recurring basis:

2025

Common Stock Consideration Payable
Beginning balance as of January 1,	$21,028
Change in fair value of consideration payable	2,463
Ending balance as of June 30,	$23,491

Warrant Liability
Beginning balance as of January 1,	$22
Change in fair value of warrant liability	(7)
Ending balance as of June 30,	$15

The common stock consideration payable is recorded at fair value of $23,491 and $21,028 as of June 30, 2025 and December 31, 2024, respectively, and is included within consideration payable on the condensed consolidated balance sheets. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the common stock consideration payable on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the common stock consideration liability.

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

The Company believes it has recorded adequate provisions for any such lawsuits, investigations, claims, and proceedings as of June 30, 2025, and the Company believes it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. However, future events or circumstances, currently unknown to management, may potentially have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting period.

In September 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20- 19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and former Chief Financial Officer Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserted that the Director defendants caused Blink to make certain statements at issue in a securities class action captioned Bush v. Blink Charging Co., et al., Case No. 20-cv-23527, filed in the U.S. District Court for the Southern District of Florida (the “Bush Lawsuit”), and, as a result, the Company incurred costs defending against the Bush Lawsuit and other unidentified investigations. The Bush Lawsuit was settled by the parties and a final judgment was entered in October 2024. The Klein Lawsuit asserted claims against the Director defendants for breach of fiduciary duties and corporate waste and against the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he sought damages sustained by the Company as a result of the defendants’ alleged breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. In December 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants in the Klein Lawsuit and asserted similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). In June 2022, the court consolidated the Klein and Bhatia actions under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. In February 2022, a third shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in Clark County, Nevada seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “McCauley Lawsuit” and together with the Klein Lawsuit and the Bhatia Lawsuit, the “Derivative Actions”). Blink is named as a nominal defendant. The McCauley Lawsuit asserted similar claims and sought similar damages as the Klein Lawsuit.

Following a mediation in April 2024, the parties entered into a Stipulation and Agreement of Settlement (the “Settlement”) dated June 26, 2025. If it receives court approval, the Settlement will resolve the Derivative Actions in exchange for the Company undertaking certain corporate governance reforms, but does not require the director defendants to make any monetary payment as part of the Settlement. The Settlement includes a fee and expense award to plaintiffs’ counsel in the amount of $533,750 (the “Fee and Expense Award”). On June 30, 2025, plaintiffs’ counsel filed a motion asking the court to grant preliminary approval of the Settlement, which the court has granted on August 15, 2025. The court scheduled a final settlement hearing for October 27, 2025 at 9:00 a.m. at Courtroom 10D, Regional Justice Center, 200 Lewis Ave., Las Vegas, NV, 89155. In the meantime, the Derivative Actions remain stayed. The Company has not recorded an accrual related to these matters as of June 30, 2025, as the Company expects its insurance carriers to pay for the Fee and Expense Award.

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

The CODM is provided with asset information by reportable segment as asset information is provided to the CODM on a consolidated basis. The CODM reviews the following information on a consolidated basis: revenues, cost of revenues, gross profit, compensation expense and operating loss in order to allocate operating and capital resources and assesses the performance of the Company by comparing actual results to historical results and previously forecasted financial information. Other than certain disaggregated expense information provided in relation to other operating expenses, significant expenses regularly provided to the CODM are presented as shown on the statement of operations. The CODM is also regularly provided with disaggregated expense information for other operating expenses, which is disaggregated between software costs and other expenses as shown in the table below:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Other operating expenses
Software	$1,466	$1,367	$3,259	$2,249
Other (1)	5,473	3,591	9,029	9,147
Total other operating expenses	$6,939	$4,958	$12,288	$11,396

(1)	Includes operating lease expense, insurance expense, office expenses and travel expenses.

The following table sets forth our long-lived assets by geographic area, which consists of property and equipment, net and operating lease right-of-use assets:

	June 30, 2025	December 31, 2024

United States	$28,814	$35,035
International	14,822	12,848

Total	$43,636	$47,883

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

Based on this assessment, the Company concluded that these errors and the related impacts did not result in a material misstatement of its previously issued condensed consolidated financial statements as of and for the three and six months ended June 30, 2024. However, the Company concluded the financial statements should be revised for these errors.

Note 2 — Summary of Significant Accounting Policies - Marketable Securities

The Company identified a classification misstatement in the Company’s previously issued financial statements related to the classification of marketable securities that were previously included within cash and cash equivalents.

A summary of the corrections to the impacted financial statement line items in the Company’s previously issued condensed consolidated balance sheet and condensed consolidated statement of cash flows as of and for the three and six months ended June 30, 2024.

BLINK CHARGING CO.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	As Previously	Revision	As
	Reported	Adjustments	Revised
Assets
Current Assets:
Cash and cash equivalents	$73,885	$(18,104)	$55,781
Marketable securities	$-	$18,104	$18,104
Total Current Assets	$173,175	$-	$173,175
Total Assets	$380,272	$-	$380,272

BLINK CHARGING CO.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	As Previously	Revision	As
	Reported	Adjustments	Revised

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	$-	$5,500	$5,500
Purchase of marketable securities	$-	$(634)	$(634)
Net Cash Used In Investing Activities	$(8,739)	$4,866	$(3,873)
Net Decrease In Cash and Cash Equivalents and Restricted Cash	$(47,810)	$4,866	$(42,944)
Cash and Cash Equivalents and Restricted Cash - Beginning of Period	$121,770	$(22,970)	$98,800
Cash and Cash Equivalents and Restricted Cash - End of Period	$73,960	$(18,104)	$55,856

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$73,885	$(18,104)	$55,781
Restricted cash	$75	$-	$75
	$73,960	$(18,104)	$55,856

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

11. SUBSEQUENT EVENTS

ZEMETRIC ACQUISITION

On July 7, 2025, the Company acquired 100% of the equity interest in Zemetric, Inc. (“Zemetric”), a Silicon Valley–based provider of charging infrastructure tailored for fleet, multi-family, and high-utilization destinations. The consideration for the acquisition includes cash, the Company’s restricted stock and a performance driven earn-out. Shortly thereafter, Zemetric’s founder, Harmeet Singh, became the Company’s Chief Technology Officer.

MERGER AGREEMENT AMENDMENT

On August 4, 2025, Envoy Technologies, Inc. entered into Amendment No. 4 (the “Fourth Amendment”) to the Agreement and Plan of Merger, dated as of April 18, 2023 (the “Merger Agreement”), by and among the Company, Envoy Mobility, Inc. (formerly Blink Mobility, LLC) (“Mobility”), Envoy Technologies and Fortis Advisors LLC, as equityholders’ agent.

The Fourth Amendment provides that the sole remaining payment obligation to the former equityholders of Envoy will be fully satisfied, and the Company and Envoy Mobility will be released from all claims and liabilities relating to such obligation, following the issuance of (x) $10,000 in shares of Company common stock, valued based on the volume-weighted average trading price for the 25 trading days preceding the issuance date, and (y) warrants exercisable for shares of Company common stock with an aggregate value of $11,000, divided into three tranches with vesting conditions based on specific stock price achievements. All warrants granted per the agreement have expiration period of 20 months from the date of issuance.

All shares of Company common stock initially issued or issued pursuant to the exercise of warrants will be subject to a 120-day leak-out period commencing on initial issuance or exercise of warrant, as applicable, allowing sales limited to 2% per day, with a cap of 20% per month.

The former equity holders of Envoy Technologies were granted registration rights for shares of Company common stock initially issued and those issued pursuant to the exercise of warrants. The Company will file a resale registration statement on Form S-1 with the SEC within 30 days of the amendment date and use commercially reasonable efforts to have it declared effective within 90 days thereafter. The amendment includes indemnification provisions for both the Company and the former equity holders against claims related to the registration statement.

TAX LAW CHANGE

On July 4, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions. The Company is currently evaluating the impact of the Tax Reform Act of 2025 on its condensed consolidated financial statements. The effects of the new law, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be reflected in the period of enactment and in future periods as the Company completes its analysis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” or the “Company”) as of June 30, 2025 and for the six months ended June 30, 2025 and 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and under a similar item in subsequent periodic reports, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

Overview

We are a leading owner, operator, provider of EV charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various locations. Blink’s principal line of products and services is its Blink Networks and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”), and other EV-related services. The Blink Networks are a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Networks provide Property Partners, among other types of commercial customers, with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Networks also provide EV drivers with vital station information, including station location, availability, and fees (as applicable).

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

●	In our Blink-owned turnkey business model, we incur the charging equipment and installation costs. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Networks. In this model, which favors recurring revenues, we incur most costs associated with the EV charging stations; thus, we retain substantially all EV charging revenues after deducting network connectivity and processing fees. Our agreement with the Property Partner typically lasts nine years, with extensions that can bring it to 27 years.

●	In our Blink-owned hybrid business model, we typically incur the charging equipment costs while the Property Partner incurs the installation costs. We own and operate the EV charging station and provide connectivity to the Blink Networks. In this model, since the Property Partner typically incurs the installation costs; we share a more generous portion of the EV charging revenues with the Property Partner after deducting Blink network connectivity and processing fees. Our agreement with the Property Partner typically lasts seven years, with extensions that can bring it to 21 years.

●	In our host-owned business model, the Property Partner purchases, owns, and operates the Blink EV charging station and incurs the installation costs. We work with the Property Partner by providing site recommendations, connectivity to the Blink Networks, payment processing, and optional maintenance services. In this model, the Property Partner retains and keeps all the EV charging revenues after deducting Blink network connectivity and processing fees.

We also own and operate EV car-sharing programs through our wholly owned subsidiary, Blink Mobility. These programs allow customers to share electric vehicles through subscription services and charge those cars through our charging stations.

As of June 30, 2025, we contracted, sold or deployed 110,828 chargers, of which 88,168 were on Blink Networks (comprised of 63,312 Level 2 commercial chargers, 1,717 DCFC commercial chargers, 714 residential chargers, and 22,425 chargers pending to be commissioned). Included on Blink Networks are 7,917 chargers owned by us. The remaining 22,660 were non-networked, on other networks, international sales, or deployments (comprised of 4,810 Level 2 commercial chargers, 64 DC Fast Charging chargers, 12,639 residential Level 2 Blink EV chargers, 3,122 sold to other U.S. networks and, 2,025 sold internationally). Blink networked chargers include public and private chargers, as designated by stations owners, and are net of swap-outs, replacement units, and decommissioned units. Certain commercial chargers include chargers installed in residential settings for commercial purposes. All chargers, including all international Blink locations, are categorized based on US Department of Energy guidelines.

As reflected in our condensed consolidated financial statements as of June 30, 2025, we had cash and cash equivalents of $25,318, working capital of $40,491 and an accumulated deficit of $788,521. During the three and six months ended June 30, 2025, we incurred net losses of $31,959 and $52,666, respectively. We have not yet achieved profitability.

Recent Developments

Envoy Technologies, Inc.

Envoy Technologies, Inc., the Company’s wholly owned electric car share subsidiary, filed a registration statement on Form S-1 to go public via a proposed direct listing of its common stock with the U.S. Securities and Exchange Commission on May 1, 2025.

On August 4, 2025, Envoy Technologies, Inc. entered into the Fourth Amendment to the Merger Agreement to the by and among the Company, Envoy Mobility, Inc. (formerly Blink Mobility, LLC) (“Mobility”), Envoy Technologies and Fortis Advisors LLC, as equity holders’ agent.

The Fourth Amendment provides that the sole remaining payment obligation to the former equity holders of Envoy will be fully satisfied, and the Company and Envoy Mobility will be released from all claims and liabilities relating to such obligation, following the issuance of (x) $10,000 in shares of Company common stock, valued based on the volume-weighted average trading price for the 25 trading days preceding the issuance date, and (y) warrants exercisable for shares of Company common stock with an aggregate value of $11,000, divided into three tranches with vesting conditions based on specific stock price achievements. All warrants granted per the agreement have expiration period of 20 months from the date of issuance.

All shares of Company common stock initially issued or issued pursuant to the exercise of warrants will be subject to a 120-day leak-out period commencing on initial issuance or exercise of warrant, as applicable, allowing sales limited to 2% per day, with a cap of 20% per month.

The former equity holders of Envoy Technologies were granted registration rights for shares of Company common stock initially issued and those issued pursuant to the exercise of warrants. The Company will file a resale registration statement on Form S-1 with the SEC within 30 days of the amendment date and use commercially reasonable efforts to have it declared effective within 90 days thereafter. The amendment includes indemnification provisions for both the Company and the former equity holders against claims related to the registration statement.

Acquisition

On July 7, 2025, the Company acquired 100% of the equity interest in Zemetric, Inc. (“Zemetric”), a Silicon Valley–based provider of charging infrastructure tailored for fleet, multi-family, and high-utilization destinations. The consideration for the acquisition includes cash, the Company’s restricted stock and a performance driven earn-out. Shortly thereafter, Zemetric’s founder, Harmeet Singh, became the Company’s Chief Technology Officer.

Tax Law Change

On July 4, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions. The Company is currently evaluating the impact of the Tax Reform Act of 2025 on its condensed consolidated financial statements. The effects of the new law, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be reflected in the period of enactment and in future periods as the Company completes its analysis.

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

● DCFC. We offer a complete line of DC Fast Charging equipment (“DCFC”) that ranges from 30kW to 360kW, supports the ‘CHAdeMo’, CCS1, and NACS connectors, and typically provide an 80% charge in less than 30 minutes. Installation of DCFC stations and grid requirements are typically greater than Level 2 charging stations and are ideally suited for transportation hubs and locations between travel destinations. These include the Series 9 30kW DC Fast Charger that works ideally for the fleet and auto dealership segments and is available in wall and pedestal mount configurations, the Blink 30kW DC Fast Charger that boasts a small footprint providing up to 100 amps of output, and the Blink 60kW – 360kW DC Fast Charger that provides from 140 to 500 amps of power

● Blink Network. The Blink Network is a cloud-based platform that manages our network of EV chargers around the world for remote monitoring, management, payment processing, customer support, and other features required for operating the Blink Networks of EV charging locations

● Blink Charging Mobile App. We offer Blink Charging Mobile Apps (iOS and Android) that provide EV drivers control by giving them improved search capabilities which allows them to search for nearby amenities, as well as chargers by zip-codes, city, business, category, or address, and expanded keyword search. The app also includes payment functionality, eliminating the need for a credit card.

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

Liquidity, Capital Resources, and Going Concern

As of June 30, 2025, the Company had cash and cash equivalents of $25,318, compared to $41,774 in cash and cash equivalents and $13,630 in marketable securities as of December 31, 2024, representing a decrease of $30,086 in available liquidity due to ongoing operating losses, working capital requirements, and limited cash inflows from operations.

Absent a near-term capital infusion or significant improvement in cash flow from operations, the Company expects that its current cash resources will be insufficient to fund operations for the next twelve months. As such, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern within one year from the date of issuance of these financial statements.

Management is actively evaluating strategic alternatives, including additional cost-reduction initiatives, asset sales, and potential restructuring or fundraising opportunities. However, there can be no assurance that any of these efforts will result in additional liquidity or resolve the Company’s current financial challenges.

The Company has no agreements, commitments, or understandings with respect to any financing alternatives. Any equity issuance would be dilutive to stockholders.

Results of Operations

Three and Six Months Ended June 30, 2025 Compared With Three and Six Months Ended June 30, 2024

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,		Three Months		Six Months
	2025	2024	2025	2024	Difference $	Difference %	Difference $	Difference %

Revenues:
Product sales	$14,508	$23,582	$22,889	$51,090	$(9,074)	-38%	$(28,201)	-55%
Charging service revenue - company-owned charging stations	7,691	4,936	14,471	9,963	2,755	56%	4,508	45%
Network fees	2,954	1,907	5,580	3,972	1,047	55%	1,608	40%
Warranty	1,582	1,340	2,537	2,293	242	18%	244	11%
Grant and rebate	32	52	192	635	(20)	-38%	(443)	-70%
Car-sharing services	1,111	1,202	2,286	2,299	(91)	-8%	(13)	-1%
Other	789	243	1,466	578	546	225%	888	154%

Total Revenues	28,667	33,262	49,421	70,830	(4,595)	-14%	(21,409)	-30%

Cost of Revenues:
Cost of product sales	17,036	14,241	22,584	30,843	2,795	20%	(8,259)	-27%
Cost of charging services - company-owned charging stations	1,062	495	1,966	1,200	567	115%	766	64%
Host provider fees	4,275	3,282	7,927	6,324	993	30%	1,603	25%
Network costs	636	650	1,099	1,239	(14)	-2%	(140)	-11%
Warranty and repairs and maintenance	1,291	981	2,131	1,586	310	32%	545	34%
Car-sharing services	1,066	1,284	1,751	2,146	(218)	-17%	(395)	-18%
Depreciation and amortization	1,207	1,616	2,500	3,360	(409)	-25%	(860)	-26%

Total Cost of Revenues	26,573	22,549	39,958	46,698	4,024	18%	(6,740)	-14%

Gross Profit	2,094	10,713	9,463	24,132	(8,619)	-80%	(14,669)	-61%

Operating Expenses:
Compensation	13,772	17,654	27,321	32,611	(3,882)	-22%	(5,290)	-16%
General and administrative expenses	11,808	8,003	20,680	15,810	3,805	48%	4,870	31%
Other operating expenses	6,939	4,958	12,288	11,396	1,981	40%	892	8%
Change in fair value of consideration payable	1,784	747	2,463	2,447	1,037	139%	16	1%

Total Operating Expenses	34,303	31,362	62,752	62,264	2,941	9%	488	1%

Loss From Operations	(32,209)	(20,649)	(53,289)	(38,132)	(11,560)	56%	(15,157)	40%

Other Income (Expense):
Interest income (expense)	71	(46)	15	(473)	117	-254%	488	-103%
Change in fair value of derivative and other accrued liabilities	(9)	(17)	(7)	(15)	8	-47%	8	-53%
Dividend and interest income	283	817	738	1,580	(534)	-65%	(842)	-53%

Total Other Income	345	754	746	1,092	(409)	-54%	(346)	-32%

Loss Before Income Taxes	$(31,864)	$(19,895)	$(52,543)	$(37,040)	$(11,969)	60%	$(15,503)	42%

Provision for income taxes	(95)	(164)	(123)	(192)	69	-42%	69	-36%

Net Loss	$(31,959)	$(20,059)	$(52,666)	$(37,232)	$(11,900)	59%	$(15,434)	41%

Three Months Ended June 30, 2025 Compared With Three Months Ended June 30, 2024

Revenues

Total revenue for the three months ended June 30, 2025 decreased by $4,595, or 14%, to $28,667 compared to $33,262 during the three months ended June 30, 2024.

Revenue from product sales was $14,508 for the three months ended June 30, 2025 as compared to $23,582 during the three months ended June 30, 2024, a decrease of $9,074, or 38%. This decrease was attributable to decreased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2024.

Charging service revenue from Company-owned charging stations was $7,691 for the three months ended June 30, 2025 as compared to $4,936 for the three months ended June 30, 2024, an increase of $2,755 or 56%. The increase is due to the increase in utilization of chargers and an increased number of chargers on the Blink Networks.

Network fee revenues were $2,954 for the three months ended June 30, 2025 as compared to $1,907 for the three months ended June 30, 2024, an increase of $1,047, or 55%. The increase was attributable to increases in host owned units during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Warranty revenues were $1,582 for the three months ended June 30, 2025 as compared to $1,340 for the three months ended June 30, 2024, an increase of $242, or 18%. The increase was primarily attributable to an increase in warranty contracts sold for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. As of June 30, 2025, we recorded a liability of $553 which represents the estimated cost of existing backlog of warranty cases.

Grant and rebate revenues were $32 during the three months ended June 30, 2025 as compared to $52 during the three months ended June 30, 2024, a decrease of $20, or 38%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The decrease in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the three months ended June 30, 2025 and 2024.

Car-sharing services revenues were $1,111 during the three months ended June 30, 2025 as compared to $1,202 during the three months ended June 30, 2024, a decrease of $91, or 8%. These revenues are derived from car-sharing subscription services that tend to fluctuate from time to time.

Other revenue increased by $546 or 225% to $789 for the three months ended June 30, 2025 as compared to $243 for the three months ended June 30, 2024. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the three months ended June 30, 2025 compared to the same period in 2024. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended June 30, 2025 were $26,573 as compared to $22,549 for the three months ended June 30, 2024, an increase of $4,024 or 18%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of product sales increased by $2,795 or 20%, from $14,241 for the three months ended June 30, 2024 as compared to $17,036 for the three months ended June 30, 2025. The increase was primarily due the adjustment for excess and obsolete inventory in the amount of $6,427 during the three months ended June 30, 2025 compared to the same period in 2024, the adjustment for excess and obsolete inventory was comprised of inventory write-offs of $4,571 and $1,856 related to the write-off of older, incomplete charger deployment proposals. Furthermore, the Company recorded a loss on disposal of non-performing chargers of $3,856 during the three months ended June 30, 2025. Absent the impact of the provision for excess and obsolete inventory, the cost of product during the three months ended June 30, 2025 would have been $10,609, a decrease of $3,632 as a result of the decrease in product sales compared to the same period in 2024.

Cost of charging services (electricity reimbursements) increased by $567, or 115%, to $1,062 for the three months ended June 30, 2025 as compared to $495 for the three months ended June 30, 2024. The increase in 2025 was attributable to the increased number and mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $993, or 30%, to $4,275 during the three months ended June 30, 2025 as compared to $3,282 during the three months ended June 30, 2024. This increase was a result of the increased number and mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements.

Network costs decreased by $14 or 2%, to $636 during the three months ended June 30, 2025 as compared to $650 during the three months ended June 30, 2024.

The costs remained relatively consistent for the three months ended June 30, 2025, despite the increase in revenue. The additions of the new chargers do not drive proportionally the increase in network costs, and this performance is aligned with our long-term strategy to improve margins and move toward profitability as we grow network fees revenue.

Warranty and repairs and maintenance costs increased by $310, or 32%, to $1,291 during the three months ended June 30, 2025 from $981 during the three months ended June 30, 2024. The increase in three months ended June 30, 2025 is attributable to higher rate of charger failures in the field and backlog of services issues related to the components. The Company is actively working with the suppliers to address the part quality concerns and implement corrective actions to reduce future failure rates.

Cost of car-sharing services was $1,066 during the three months ended June 30, 2025 as compared to $1,284 during the 2024 period. The decrease was due to a reduction in costs related to vehicles used in this operation during the period.

Depreciation and amortization expense decreased by $409 or 25%, to $1,207 for the three months ended June 30, 2025 as compared to $1,616 for the three months ended June 30, 2024. The decrease in depreciation expense was attributable to an increase in the grant revenue that is presented as an offset to the depreciation expense, and the decrease in the number of vehicles associated with the ride-share services.

Operating Expenses

Compensation expense decreased by $3,882 or 22%, to $13,772 (consisting of approximately $13.0 million of cash compensation and benefits and approximately $0.8 million of non-cash compensation) for the three months ended June 30, 2025. Compensation expense was $17,654 (consisting of approximately $16.7 million of cash compensation and benefits and approximately $1.0 million of non-cash compensation) for the three months ended June 30, 2024. The decrease in compensation expense for the three months ended June 30, 2025 compared to the same period in 2024 was primarily related to decreases in personnel and compensation in executive, marketing, sales and operations departments as a result of cost savings and synergies realized.

General and administrative expenses increased by $3,805, or 48%, to $11,808 for the three months ended June 30, 2025 as compared to $8,003 for the three months ended June 30, 2024. The increase was primarily attributable to the difference in the credit loss reserve of $5,387, offset primarily by the decrease in professional services of $1,569 as we ceased certain research and consulting activities in prior periods.

Other operating expenses increased by $1,981, or 40%, to $6,939 for the three months ended June 30, 2025 from $4,958 for the three months ended June 30, 2024. The increase was attributable to the assets impairment in the amount of $1,732, and $282 for the rent of the new US facilities.

The Company recorded a loss on change in fair value of consideration payable related to the Envoy acquisition of $1,784 for the three months ended June 30, 2025 as compared to $747 for the three months ended June 30, 2024 due to the change in the inputs to the probability-weighted discounted cash flow model.

Other Income (Expense)

We recorded other income of $345 during the three months ended June 30, 2025 as compared to other income of $754 for the three months ended June 30, 2024. The decrease in other income was primarily related to a decrease in dividend and interest income of $534 during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.

Net Loss

Our net loss for the three months ended June 30, 2025 increased by $11,900, or 59%, to $31,959 as compared to $20,059 for the three months ended June 30, 2024. The increase was primarily attributable to an increase in operating expenses, partially offset by a decrease in gross profit, and a decline in revenues.

Total Comprehensive Loss

Our total comprehensive loss for the three months ended June 30, 2025 was $32,638 whereas our total comprehensive loss for the three months ended June 30, 2024 was $20,459.

Six Months Ended June 30, 2025 Compared With Six Months Ended June 30, 2024

Revenues

Total revenue for the six months ended June 30, 2025 decreased by $21,409, or 30%, to $49,421 compared to $70,830 during the six months ended June 30, 2024.

Revenue from product sales was $22,889 for the six months ended June 30, 2025 as compared to $51,090 during the six months ended June 30, 2024, a decrease of $28,201, or 55%. This decrease was attributable to decreased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2024.

Charging service revenue from Company-owned charging stations was $14,471 for the six months ended June 30, 2025 as compared to $9,963 for the six months ended June 30, 2024, an increase of $4,508, or 45%. The increase is due to the increase in utilization of chargers and an increased number of chargers on the Blink Networks.

Network fee revenues were $5,580 for the six months ended June 30, 2025 as compared to $3,972 for the six months ended June 30, 2024, an increase of $1,608, or 40%. The increase was attributable to increases in host owned units during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Warranty revenues were $2,537 for the six months ended June 30, 2025 as compared to $2,293 for the six months ended June 30, 2024, an increase of $244, or 11%. The increase was primarily attributable to an increase in warranty contracts sold for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. As of June 30, 2025, we recorded a liability of $553 which represents the estimated cost of existing backlog of warranty cases.

Grant and rebate revenues were $192 during the six months ended June 30, 2025 as compared to $635 during the six months ended June 30, 2024, a decrease of $443, or 70%. Grant and rebates relating to equipment and the related installation are deferred and amortized in a manner consistent with the depreciation expense of the related assets over their useful lives. The decrease in revenue was primarily related to the timing of the amortization of previous years’ state grants/rebates associated with the installation of chargers during the six months ended June 30, 2025 and 2024.

Car-sharing services revenues were $2,286 during the six months ended June 30, 2025 as compared to $2,299 during the six months ended June 30, 2024, a decrease of $13, or 1%. These revenues are derived from car-sharing subscription services.

Other revenue increased by $888 or 154% to $1,466 for the six months ended June 30, 2025 as compared to $578 for the six months ended June 30, 2024. The increase was primarily attributable to higher Low Carbon Fuel Standard (LCFS) credits generated during the six months ended June 30, 2025 compared to the same period in 2024. We generate these credits from the electricity utilized by our electric car charging stations as a byproduct from our charging services in the states of California and Oregon.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the six months ended June 30, 2025 were $39,958 as compared to $46,698 for the six months ended June 30, 2024, a decrease of $6,740 or 14%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

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

Cost of product sales decreased by $8,259, or 27%, from $30,843 for the six months ended June 30, 2024 as compared to $22,584 for the six months ended June 30, 2025. The decrease was primarily due to the decrease in product sales, and coupled with the increase for the adjustment for excess and obsolete inventory in the amount of $6,427 during the six months ended June 30, 2025, the adjustment for excess and obsolete inventory was comprised of inventory write-offs of $4,571 and $1,856 related to the write-off of older, incomplete proposed charger deployments. Furthermore, the Company recorded a loss on disposal of non-performing chargers of $4,030 during the six months ended June 30, 2025. Compared to the same period in 2024, the total cost of product sales was $16,157 for the six months ended June 30, 2025. This represents a decrease of $14,686, or 48% compared to the same period in 2024, absent the impact of the adjustment for excess and obsolete inventory.

Cost of charging services (electricity reimbursements) increased by $766, or 64%, to $1,966 for the six months ended June 30, 2025 as compared to $1,200 for the six months ended June 30, 2024. The increase in 2025 was attributable to the increased number and mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $1,603, or 25%, to $7,927 during the six months ended June 30, 2025 as compared to $6,324 during the six months ended June 30, 2024. This increase was a result of the increased number and mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements.

Network costs decreased by $140 or 11%, to $1,099 during the six months ended June 30, 2025 as compared to $1,239 during the six months ended June 30, 2024. The decrease was a result of the change to the more cost-effective provider of the network facility.

Warranty and repairs and maintenance costs increased by $545, or 34%, to $2,131 during the six months ended June 30, 2025 from $1,586 during the six months ended June 30, 2024. The increase in 2025 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases in the field.

Cost of car-sharing services was $1,751 during the six months ended June 30, 2025 as compared to $2,146 during the 2024 period. The decrease was due to a reduction in costs related to vehicles used in this operation during the period.

Depreciation and amortization expense decreased by $860, or 26%, to $2,500 for the six months ended June 30, 2025 as compared to $3,360 for the six months ended June 30, 2024. The decrease in depreciation expense was attributable to an increase in the grant revenue that is presented as an offset to the depreciation expense, and the decrease in the number of vehicles associated with the ride-share services.

Operating Expenses

Compensation expense decreased by $5,290, or 16%, to $27,321 (consisting of approximately $25.5 million of cash compensation and benefits and approximately $1.8 million of non-cash compensation) for the six months ended June 30, 2025. Compensation expense was $32,611 (consisting of approximately $30.6.0 million of cash compensation and benefits and approximately $2.0 million of non-cash compensation) for the six months ended June 30, 2024. The decrease in compensation expense for the six months ended June 30, 2024 compared to the same period in 2023 was primarily related to decreases in personnel and compensation in executive, marketing, sales and operations departments as a result of cost savings and synergies realized.

General and administrative expenses increased by $4,870, or 31%, to $20,680 for the six months ended June 30, 2025 as compared to $15,810 for the six months ended June 30, 2024. The increase was primarily attributable to the difference in the credit loss reserve of $6,219, offset primarily by decreases in legal expenses of $912 and marketing expenditure of $325.

Other operating expenses increased by $893, or 8%, to $12,289 for the six months ended June 30, 2025 from $11,396 for the six months ended June 30, 2024. The increase was primarily attributable to the assets impairment in the amount of $1,732, offset by the decrease in $731 attributable to website, and various employee-related engagement expenditures.

The Company recorded a loss on change in fair value of consideration payable related to the Envoy acquisition of $2,463 for the six months ended June 30, 2025 as compared to $2,447 for the six months ended June 30, 2024 due to the change in the inputs to the probability-weighted discounted cash flow model.

Other Income (Expense)

We recorded other income of $746 during the six months ended June 30, 2025 as compared to $1,092 for the six months ended June 30, 2024. The decrease in other income was primarily related to a decrease of $842 in dividend and interest income, partially offset by a change in interest income of $488.

Net Loss

Our net loss for the six months ended June 30, 2025 increased by $15,434 or 41%, to $52,666 as compared to $37,232 for the six months ended June 30, 2024. The increase was primarily due to the decline in revenues and gross profits.

Total Comprehensive Loss

Our total comprehensive loss for the six months ended June 30, 2025 was $50,594 whereas our total comprehensive loss for the six months ended June 30, 2024 was $38,869.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
Cash and Cash Equivalents	$25,318	$41,774

Marketable Securities	$-	$13,630

Working Capital	$40,491	$81,908

Notes Payable	$265	$265

During the six months ended June 30, 2025, we financed our activities from proceeds derived from equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the six months ended June 30, 2025 and 2024, we used cash of $28,524 and $25,735, respectively, in operations. Our cash use for the six months ended June 30, 2025 was primarily attributable to our net loss of $52,666 adjusted for net non-cash expenses in the aggregate amount of $29,629, partially offset by $5,487 of net cash provided by changes in the levels of operating assets and liabilities. Our cash use for the six months ended June 30, 2024, was primarily attributable to our net loss of $37,232, adjusted for net non-cash expenses in the aggregate amount of $15,163, partially offset by $3,666 of net cash provided by changes in the levels of operating assets and liabilities.

During the six months ended June 30, 2025, net cash provided by investing activities was $10,106 of which $13,630 was provided by the sale of marketable securities and $223 was provided by the sale of an equity method investment, offset by $205 of capitalized engineering costs and $3,542 of which was used to purchase charging stations and other fixed assets. During the six months ended June 30, 2024, net cash used in investing activities was $3,873, of which $8,584 was used to purchase charging stations and other fixed assets, offset by $155 of capitalized engineering costs $634 was used in the purchase of marketable securities, offset by $5,500 provided by the sale of marketable securities.

During the six months ended June 30, 2025, cash provided by financing activities was $874, of which, $17 was used to pay down our liability in connection with a finance lease and offset by $891 provided by offering proceeds related to the sale of common stock. During the six months ended June 30, 2024, cash used in financing activities was $13,472, of which, $37,881 was used to pay down notes payable, $375 was used to pay down our liability in connection with a finance lease and $286 was used to pay down our liability in connection with internal use software, partially offset by $25,070 provided by offering proceeds related to the sale of common stock.

As of June 30, 2025, we had cash and cash equivalents, working capital and an accumulated deficit of $25,318, $40,491 and $788,521, respectively. During the three and six months ended June 30, 2025, we had a net loss of $31,959 and $52,666, respectively.

Historically, the Company has been able to raise funds to support its business operations. During the six months ended June 30, 2025, the Company sold an aggregate of 681,330 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $909, less issuance costs of $18 which were recorded as a reduction to additional paid-in capital. The Company is required to file a Form S-1 to issue new equity and raise proceeds in the future.

Management is actively evaluating strategic alternatives, including additional cost-reduction initiatives, asset sales, and potential restructuring or fundraising opportunities. However, there can be no assurance that any of these efforts will result in additional liquidity or resolve the Company’s current financial challenges. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. Lastly, there can be no assurances that these other initiatives will be achieved.

Contractual Obligations and Commitments

We have operating and finance lease obligations over the next five years of approximately $9,301. These operating lease and financing lease obligations are primarily related to corporate office space, warehousing, and parking spaces related to our car-sharing services.

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

Our accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, in our financial statements included elsewhere in this quarterly report. For a comprehensive list of our critical accounting estimates, refer to Part II, Item 7, Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024 except as described below.

Current Expected Credit Losses

Accounts receivable has been reduced by an allowance that reflects the current expected credit losses associated with the receivables. This estimated allowance is based on historical write-offs, current macroeconomic conditions, reasonable and supportable forecasts of future economic conditions and management’s evaluation of the financial condition of the customer. The Company generally considers an account past due or delinquent when a student or customer misses a scheduled payment. The Company writes off accounts receivable balances deemed uncollectible against the allowance for credit losses following the passage of a certain period of time. Management believes that the allowances are appropriate to cover anticipated losses under current conditions. However, due to the amount and timing of aged receivables, monitoring of specific customers, and collection efforts by the Company, unexpected changes in the aforementioned or deterioration in economic conditions could have a material impact on Company’s results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances, as of June 30, 2025. As our foreign operations expand, our results may be more materially impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, being the end of the period covered by this Quarterly Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2024, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting”.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, management continued to commit resources to the remediation of the material weaknesses reported in the Company’s Form 10-K for the fiscal year ended December 31, 2024. Furthermore, management continued to augment its resources for remediating the identified deficiencies in information technology general controls and in other internal controls over financial reporting.

Except for the above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a description of our legal proceedings, see Note 8 – Commitments and Contingencies – Litigation, Disputes, and Settlements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

The Farkas Group, Inc. (“FGI”), a Florida corporation whose principal is former Company CEO, Michael D. Farkas, filed a demand for arbitration on April 1, 2024, alleging that the Company owes FGI commissions pursuant to a November 17, 2009 commission agreement between the parties. The Company filed an answer denying the claim and counterclaimed against FGI, Mr. Farkas, and one of his companies, NextNRG Holdings (“NEXT”), alleging that FGI, Mr. Farkas, and NEXT are in violation of non-compete agreements. NEXT later filed a petition with the Florida Superior Court to stay the arbitration as to NEXT. The Florida Court denied NEXT’s petition, and the arbitration resumed in March 2025. The arbitration hearing occurred in August 2025, and post-hearing submissions are currently due in September 2025. The outcome of this matter cannot be determined at this time, but it is not currently expected to have a material adverse impact on our business.

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

We have a history of substantial net losses and expect losses to continue in the future; if we do not achieve and sustain profitability our financial condition could suffer, and we have concluded that substantial doubt exits about our ability to continue as a going concern.

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $32 million for the quarter ended June 30, 2025. As of June 30, 2025, we had net working capital of approximately $40 million and an accumulated deficit of approximately $788 million. We have not yet achieved profitability.

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Number	Exhibit Description

2.1*	Amendment No. 2 to Agreement and Plan of Merger, dated as of April 4, 2025, by and among Blink Charging Co., Envoy Mobility, Inc. (formerly Blink Mobility, LLC), Envoy Technologies, Inc. and Fortis Advisors LLC, as equityholders’ agent.	8-K	2.1	04/09/2025
2.2	Amendment No. 3 to Agreement and Plan of Merger, dated as of May 16, 2025, by and among Blink Charging Co., Envoy Mobility, Inc. (formerly Blink Mobility, LLC), Envoy Technologies, Inc. and Fortis Advisors LLC, as equityholders’ agent.	8-K	2.1	05/21/2025
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
10.1	General Counsel & EVP of M&A Employment Agreement, dated April 25, 2025, between Blink Charging Co. and Aviv Hillo.	8-K	10.1	04/29/2025
10.2	Executive Employment Agreement, dated May 29, 2025, between Blink Charging Co. and Michael Bercovich.	8-K	10.1	06/04/2025
10.3	Amendment, dated as of June 2, 2025, between Blink Charging Co. and Michael Bercovich.	8-K	10.2	06/04/2025
31.1	Rule 13a-14(a) or 15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) or 15d-14(a) Certification of Principal Financial Officer				X
32.1***	Section 1350 Certification of Principal Executive Officer				X
32.2***	Section 1350 Certification of Principal Financial Officer				X
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2024; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2025, 2024 and Six Months Ended June 30, 2025, 2024; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended June 30, 2025, 2024 and Six Months Ended June 30, 2025, 2024; (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2025; (v) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2024; (vi) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024; and (vii) Notes to Unaudited Condensed Consolidated Financial Statements.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).				X

*	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
**
***	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 18, 2025	BLINK CHARGING CO.

	By:	/s/ Michael Battaglia
Michael Battaglia
President and Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2025	By:	/s/ Michael Bercovich
Michael Bercovich
Chief Financial Officer (Principal Financial and Accounting Officer)

