Form 10-Q
period 2025-09-30
Blink Charging Co.
filed 2025-11-07
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 3, 2025, the registrant had 114,567,268 shares of common stock outstanding.

BLINK CHARGING CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except for share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$23,110	$41,774
Marketable securities	-	13,630
Accounts receivable, net	33,801	41,590
Inventory, net	31,427	38,280
Prepaid expenses and other current assets	9,531	5,878

Total Current Assets	97,869	141,152
Restricted cash	86	78
Property and equipment, net	37,661	38,671
Operating lease right-of-use asset	6,961	9,212
Intangible assets, net	8,397	10,388
Goodwill	19,639	17,897
Other assets	664	590

Total Assets	$171,277	$217,988

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$25,730	$28,888
Accrued expenses and other current liabilities	14,846	10,272
Current portion of earn-out liabilities	1,184	-
Notes payable	265	265
Notes payable- related party	114	-
Current portion of operating lease liabilities	2,364	3,216
Current portion of financing lease liabilities	36	34
Current portion of deferred revenue	16,578	16,569

Total Current Liabilities	61,117	59,244
Consideration payable, non-current portion	-	21,028
Earn-out liabilities, non-current portion	1,010	-
Operating lease liabilities, non-current portion	5,167	7,162
Financing lease liabilities, non-current portion	70	97
Deferred revenue, non-current portion	7,314	8,311
Other liabilities	5,819	3,444

Total Liabilities	80,497	99,286

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 40,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 114,414,147 and 101,970,907 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	114	102
Additional paid-in capital	876,253	860,300
Accumulated other comprehensive income (loss)	3,020	(5,845)
Accumulated deficit	(788,607)	(735,855)

Total Stockholders’ Equity	90,780	118,702

Total Liabilities and Stockholders’ Equity	$171,277	$217,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Operations

(in thousands except for share and per share amounts)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues:
Product sales	$13,035	$13,448	$35,924	$64,538
Charging service revenue	7,758	5,254	22,229	15,217
Network fees	2,874	2,332	8,454	6,304
Warranty	1,486	1,405	4,023	3,698
Grant and rebate	59	982	251	1,617
Car-sharing services	1,231	1,168	3,517	3,467
Other	587	598	2,053	1,176

Total Revenues	27,030	25,187	76,451	96,017

Cost of Revenues:
Cost of product sales	7,987	9,122	30,571	39,965
Cost of charging services	1,354	724	3,320	1,924
Host provider fees	3,852	2,982	11,779	9,306
Network costs	627	577	1,726	1,816
Warranty and repairs and maintenance	784	294	2,915	1,880
Car-sharing services	1,439	1,156	3,190	3,302
Depreciation and amortization	1,321	1,213	3,821	4,573

Total Cost of Revenues	17,364	16,068	57,322	62,766

Gross Profit	9,666	9,119	19,129	33,251

Operating Expenses:
Compensation	11,528	15,159	38,849	47,770
General and administrative expenses	5,455	7,972	26,135	23,782
Other operating expenses	4,589	4,739	16,877	16,135
Change in fair value of consideration payable and gain on settlement (Note 9)	(11,701)	364	(9,238)	2,811
Impairment of goodwill	-	69,111	-	69,111

Total Operating Expenses	9,871	97,345	72,623	159,609

Loss From Operations	(205)	(88,226)	(53,494)	(126,358)

Other Income (Expense):
Interest income (expense)	13	(2)	28	(475)
Gain on extinguishment of notes payable	-	36	-	36
Change in fair value of derivatives and other accrued liabilities	(1)	4	(8)	(11)
Other income (expense)	2	(2)	2	(2)
Dividend and interest income	145	783	883	2,363

Total Other Income, Net	159	819	905	1,911

Loss Before Income Taxes	$(46)	$(87,407)	$(52,589)	$(124,447)

(Provision) benefit for income taxes	(40)	18	(163)	(174)

Net Loss	$(86)	$(87,389)	$(52,752)	$(124,621)

Net Loss Per Share:
Basic	$(0.00)	$(0.86)	$(0.50)	$(1.24)
Diluted	$(0.00)	$(0.86)	$(0.50)	$(1.24)

Weighted Average Number of Common Shares Outstanding:
Basic	109,110,766	101,113,655	104,849,997	100,676,840
Diluted	109,110,766	101,113,655	104,849,997	100,676,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net Loss	$(86)	$(87,389)	$(52,752)	$(124,621)
Other Comprehensive Income:
Foreign currency translation adjustments	6,793	2,599	8,865	962

Total Comprehensive Income (Loss)	$6,707	$(84,790)	$(43,887)	$(123,659)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025

(in thousands except for share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2025	-	$-	101,970,907	$102	$860,300	$(5,845)	$(735,855)	$118,702

Common stock issued in public offering, net of issuance costs [1]	-	-	681,330	1	890	-	-	891

Stock-based compensation	-	-	70,681	-	966	-	-	966

Other comprehensive income	-	-	-	-	-	2,751	-	2,751

Net loss	-	-	-	-	-	-	(20,707)	(20,707)

Balance - March 31, 2025	-	$-	102,722,918	$103	$862,156	$(3,094)	$(756,562)	$102,603

Stock-based compensation	-	-	377,567	-	787	-	-	787

Other comprehensive loss	-	-	-	-	-	(679)	-	(679)

Net loss	-	-	-	-	-	-	(31,959)	(31,959)

Balance - June 30, 2025	-	$-	103,100,485	$103	$862,943	$(3,773)	$(788,521)	$70,752

Stock-based compensation	-	-	215,537	-	433	-	-	433

Common stock and warrants issued in satisfaction of consideration payable	-	-	9,696,882	10	11,780	-	-	11,790

Common stock issued as purchase consideration of Zemetric	-	-	1,401,243	1	1,097	-	-	1,098

Other comprehensive income	-	-	-	-	-	6,793	-	6,793

Net loss	-	-	-	-	-	-	(86)	(86)

Balance - September 30, 2025	-	$-	114,414,147	$114	$876,253	$3,020	$(788,607)	$90,780

[1]	Includes gross proceeds of $909, less issuance costs of $18.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024

(in thousands except for share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2024	92,818,233	$93	$829,563	$(2,536)	$(537,723)	$289,397

Common stock issued in public offering, net of issuance costs [1]	8,177,472	8	25,062	-	-	25,070

Stock-based compensation	837	-	681	-	-	681

Other comprehensive loss	-	-	-	(1,237)	-	(1,237)

Net loss	-	-	-	-	(17,173)	(17,173)

Balance - March 31, 2024	100,996,542	$101	$855,306	$(3,773)	$(554,896)	$296,738

Stock-based compensation	-	-	1,269	-	-	1,269

Common stock issuance, net	70,665	-	825	-	-	825

Other comprehensive loss	-	-	-	(400)	-	(400)

Net loss	-	-	-	-	(20,059)	(20,059)

Balance - June 30, 2024	101,067,207	$101	$857,400	$(4,173)	$(574,955)	$278,373

Stock-based compensation	87,205	-	927	-	-	927

Other comprehensive income	-	-	-	2,599	-	2,599

Net loss	-	-	-	-	(87,389)	(87,389)

Balance - September 30, 2024	101,154,412	$101	$858,327	$(1,574)	$(662,344)	$194,510

[1]	Includes gross proceeds of $25,651, less issuance costs of $581.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For The Nine Months Ended
	September 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(52,752)	$(124,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,152	9,566
Non-cash lease expense	2,992	1,473
Non-cash gain on lease termination	(72)	-
Loss on disposal of property and equipment	5,712	598
Change in fair value of derivative and other accrued liabilities	8	11
Change in fair value of consideration payable and gain on settlement (Note 9)	(9,238)	2,811
Provision for slow moving and obsolete inventory	4,571	1,306
Provision for credit losses	5,241	1,895
Gain on extinguishment of notes payable	-	(36)
Impairment of goodwill	-	69,111
Stock-based compensation	2,186	2,877
Changes in operating assets and liabilities:
Accounts receivable	4,022	(4,970)
Inventory	31	(651)
Prepaid expenses and other current assets	(2,283)	2,024
Other assets	(44)	45
Accounts payable and accrued expenses and other current liabilities	9,724	(1,086)
Other liabilities	(4,366)	-
Lease liabilities	(3,645)	(1,289)
Deferred revenue	(1,779)	6,106

Total Adjustments	21,212	89,791

Net Cash Used In Operating Activities	(31,540)	(34,830)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	13,630	6,750
Proceeds from sale of equity method investment	223	-
Purchase consideration of Zemetric, net of cash acquired	(207)	-
Purchase of marketable securities	-	(958)
Capitalization of engineering costs	(205)	(161)
Proceeds from government grants	1,952	-
Purchases of property and equipment	(4,225)	(9,577)

Net Cash Provided By (Used In) Investing Activities	11,168	(3,946)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering, net [1]	891	25,070
Repayment of note payable	-	(37,881)
Repayment of financing liability in connection with finance lease	(26)	(582)
Payment of financing liability in connection with internal use software	-	(338)

Net Cash Provided By (Used In) Financing Activities	865	(13,731)

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	851	1,190

Net Decrease In Cash and Cash Equivalents and Restricted Cash	(18,656)	(51,317)

Cash and Cash Equivalents and Restricted Cash - Beginning of Period	41,852	98,800

Cash and Cash Equivalents and Restricted Cash - End of Period	$23,196	$47,483

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$23,110	$47,406
Restricted cash	86	77
	$23,196	$47,483

[1]	For the nine months ended September 30, 2025, includes gross proceeds of $909, less issuance costs of $18.

For the nine months ended September 30, 2024, includes gross proceeds of $25,651, less issuance costs of $581.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Cash Flows -- Continued

(in thousands)

	For The Nine Months Ended
	September 30,
	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$71	$1,436
Income taxes	$28	$233
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$1,015	$1,076
Right-of-use assets derecognized in connection with lease termination	$(577)	$-
Property and equipment obtained in exchange for finance lease obligations	$-	$53
Common stock and warrants issued in satisfaction of consideration payable	$11,790	$-
Common stock issued as purchase consideration of Zemetric	$1,098	$-
Common stock obligation incurred as purchase consideration of Zemetric	$53	$-
Earn-out liabilities incurred as purchase consideration of Zemetric	$2,194	$-
Common stock issuance, net	$-	$825
Transfer of inventory to property and equipment	$3,313	$5,111
Proceeds to be received from government grants	$3,104	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ORGANIZATION AND OPERATIONS

Blink Charging Co., through its wholly-owned subsidiaries (collectively, the “Company” or “Blink”), is a leading owner, operator and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its nationwide Blink EV charging networks (the “Blink Networks”) and Blink EV charging equipment, also known as electric vehicle supply equipment (“EVSE”), and other EV-related services. The Blink Networks is a proprietary, cloud-based system that operates, maintains and manages Blink charging stations and handles the associated charging data, back-end operations and payment processing. The Blink Networks provide property owners, managers, parking companies, state and municipal entities, and other types of commercial customers (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Networks also provide EV drivers with vital station information, including station location, availability, and fees. Blink also operates an EV based ride-sharing business through its wholly-owned subsidiary, Blink Mobility LLC.

On August 4, 2025, the Company’s wholly owned subsidiary, Envoy Technologies, Inc. (“Envoy Technologies”), entered into Amendment No. 4 (the “Fourth Amendment”) to the Agreement and Plan of Merger, dated as of April 18, 2023, with the Company, Envoy Technologies, Envoy Mobility, Inc. (“Mobility” and formerly Blink Mobility, LLC) and Fortis Advisors LLC, as equityholders’ agent (as previously amended, the “Merger Agreement”). Pursuant to the Fourth Amendment, the sole remaining payment obligation to the former shareholders of Envoy Technologies was fully satisfied, and the Company and Mobility were released from all claims and liabilities relating to such obligation, with the issuance of (x) $10,000 in shares of Company common stock, valued based on the volume-weighted average trading price for the 25 trading days preceding the issuance date, and (y) warrants exercisable for shares of Company common stock with an aggregate value of $11,000, divided into three tranches with vesting conditions based on specific stock price achievements. During the three months ended September 30, 2025, the Company issued an aggregate of 9,696,882 shares of the Company’s common stock and issued warrants to purchase an aggregate of 3,898,177 shares of Company common stock in full satisfaction of the consideration payable to the former shareholders of Envoy Technologies. See Note 5 - Stockholders’ Equity for additional information. The former shareholders of Envoy Technologies were granted registration rights for shares of Company common stock initially issued and those issuable pursuant to the exercise of warrants. See Note 13- Subsequent Events for additional information.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2025 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2024 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on April 9, 2025 as part of the Company’s Annual Report on Form 10-K.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2024, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

LIQUIDITY

As of September 30, 2025, the Company had cash and cash equivalents of $23,110 and working capital of $36,572. During the three and nine months ended September 30, 2025, the Company incurred a net loss of $86 and $52,752, respectively. During the nine months ended September 30, 2025, the Company used cash in operating activities of $31,540. The Company’s total comprehensive income of $6,707 for the three months ended September 30, 2025 was the result of non-cash foreign currency translation adjustments. The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. Absent a near-term capital infusion or significant improvement in cash flow provided by operations, the Company expects that its current cash and net working capital resources will be insufficient to fund future operations, and the need for additional funding to support its planned operations raises substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the time the condensed consolidated financial statements are issued.

Historically, the Company has been able to raise funds to support its business operations. During the nine months ended September 30, 2025, the Company sold an aggregate of 681,330 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $909, less issuance costs of $18, which were recorded as a reduction to additional paid-in capital. The Company is required to file a Form S-1 to issue new equity and raise proceeds in the future.

Management is actively evaluating strategic alternatives, including additional cost-reduction initiatives, asset sales, and potential restructuring or fundraising opportunities. However, there can be no assurance that any of these efforts will result in additional liquidity or resolve the Company’s current financial challenges. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. Lastly, there can be no assurances that these other initiatives will be achieved. Therefore, the Company has concluded that management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date the condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

MARKETABLE SECURITIES

The Company had equity securities of $0 and $13,630 as of September 30, 2025 and December 31, 2024, respectively. These securities consist primarily of mutual funds and were used for working capital needs.

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

The following table provides supplemental information related to marketable securities:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net gains recognized during the period on trading securities	$-	$56	$47	$155
Less: net gains recognized during the period on trading securities sold during the period	-	(13)	(47)	(63)
Unrealized gains recognized during the reporting period on trading securities still held at the reporting date	$-	$43	$-	$92

INVENTORY

As of September 30, 2025, the Company’s inventory was comprised of $17,219 of finished goods that were available for sale and $14,208 of raw material and work in process. As of December 31, 2024, the Company’s inventory was comprised of $18,659 of finished goods that were available for sale and $19,621 of raw material and work in process. As of September 30, 2025 and December 31, 2024, the Company’s reserve for slow-moving or excess inventory was $4,129 and $3,129, respectively.

PROPERTY AND EQUIPMENT

During the three and nine months ended September 30, 2025, the Company recorded a (gain) loss on disposal of property and equipment of $(50) and $5,712, respectively. The write-offs during the nine months ended September 30, 2025 were comprised of the following: (i) certain installed chargers that were determined to be not performing to specifications of $4,092 and (ii) the write-off of older, incomplete charger deployment projects of $1,620.

During the three and nine months ended September 30, 2024, the Company recorded a loss on disposal of property and equipment of $559 and $598, respectively. The loss on disposals during the 2024 period were due to the normal course of business.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

FOREIGN CURRENCY TRANSLATION

Translation adjustments attributable to foreign exchange were $6,793 and $2,599 for the three months ended September 30, 2025 and 2024, respectively. Translation adjustments attributable to foreign exchange were $8,865 and $962 for the nine months ended September 30, 2025 and 2024, respectively.

Foreign currency transactions gains (losses) were $641 and $(1,140) during the three and nine months ended September 30, 2025, respectively. Foreign currency transactions losses were $144 and $925 during the three and nine months ended September 30, 2024, respectively. Foreign currency transactions gains and losses are included within general and administrative expenses on the condensed consolidated statements of operations.

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

The following table summarizes revenue recognized in the condensed consolidated statements of operations:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues - Recognized at a Point in Time
Product sales	$13,035	$13,448	$35,924	$64,538
Charging service revenue	7,758	5,254	22,229	15,217
Warranty	512	-	1,052	-
Other	587	598	2,053	1,176
Total Revenues - Recognized at a Point in Time	21,892	19,300	61,258	80,931

Revenues - Recognized Over a Period of Time:
Network fees	2,874	2,332	8,454	6,304
Warranty	974	1,405	2,971	3,698
Total Revenues - Recognized Over a Period of Time	3,848	3,737	11,425	10,002

Revenues- Other
Car-sharing services	1,231	1,168	3,517	3,467
Grant and fees rebate	59	982	251	1,617
Total Revenues - Other	1,290	2,150	3,768	5,084

Total Revenue	$27,030	$25,187	$76,451	$96,017

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION – CONTINUED

The following table summarizes our revenue recognized in the condensed consolidated statements of operations by geographical area:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues by Geographical Area
U.S.A	$18,605	$17,656	$48,875	$69,475
International	8,425	7,531	27,576	26,542
Total Revenue	$27,030	$25,187	$76,451	$96,017

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

As of September 30, 2025, the Company had $23,892 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheet as of September 30, 2025. The Company expects to satisfy $16,578 of its remaining performance obligations for network fees, warranty revenue, product sales, and other and recognize the revenue within the next twelve months.

The Company has elected to apply the practical expedient to expense costs to obtain contracts at the time the liability is incurred when the expected amortization period is one year or less. During the three and nine months ended September 30, 2025 and 2024, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods as specified by ASC 606-10-50-12A. During the three and nine months ended September 30, 2025, the Company recognized $1,837 and $7,227 of revenues, respectively, related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2024.

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

During the three months ended September 30, 2025 and 2024, the Company recorded $59 and $982, respectively, related to grant and rebate revenue. During the nine months ended September 30, 2025 and 2024, the Company recorded $251 and $1,617, respectively, related to grant and rebate revenue. During the three months ended September 30, 2025 and 2024, the Company recognized $92 and $117, respectively, of revenue related to alternative fuel credits. During the nine months ended September 30, 2025 and 2024, the Company recognized $443 and $168, respectively, of revenue related to alternative fuel credits.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three and Nine Months Ended
	September 30,
	2025	2024
Warrants	5,048,329	1,150,152
Options	569,038	905,297
Restricted stock units	1,681,564	8,537
Total potentially dilutive shares	7,298,931	2,063,986

CONCENTRATIONS

As of September 30, 2025, accounts payable to one significant vendor represented 12% of total accounts payable.

During the three months ended September 30, 2024, sales to a significant customer represented 10% of total revenue.

There were no revenue concentrations during the three and nine months ended September 30, 2025 and no revenue concentrations for the nine months ended September 30, 2024.

RECLASSIFICATIONS

Certain prior year balances have been reclassified in order to conform to current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. This standard is effective for the Company’s annual reporting beginning January 1, 2025 with early adoption permitted. While the Company does not believe the adoption will have a material impact. However, additional disclosures will be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2025 and interim reporting periods beginning January 1, 2026.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU modernizes the accounting guidance for internal-use software by eliminating the previous project-stage model and replacing it with a “probable-to-complete” threshold. It also relocates and supersedes the guidance for website development costs (previously in Subtopic 350-50) into Subtopic 350-40, and requires entities to apply the presentation and disclosure requirements in Subtopic 360-10 to capitalized internal-use software costs regardless of how those costs are presented in the financial statements. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those fiscal years, with early adoption permitted (provided the entity’s financial statements for that interim or annual period have not yet been issued or made available for issuance). The Company is currently assessing the impact that adoption of this new accounting guidance will have on its condensed consolidated financial statements and footnote disclosures.

In September 2025, the FASB issued ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer.” This ASU refines the scope of Topic 815 to exclude certain contracts whose underlyings are based on operations or activities specific to one of the parties, rather than on general market variables, and clarifies the accounting for share-based noncash consideration received from a customer under Topic 606. The amendments specify that an entity should apply the revenue guidance to share-based consideration until the right to receive or retain that consideration becomes unconditional, at which point subsequent changes in fair value are recognized outside of revenue. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its condensed consolidated financial statements and footnote disclosures.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

3. BUSINESS COMBINATION

ZEMETRIC, INC.

On July 7, 2025, Blink Charging Co. entered into a Stock Purchase Agreement (“SPA”) with the shareholders of Zemetric, Inc. (“Zemetric”), a Delaware corporation. Under the terms of the SPA, Blink acquired 100% of the issued and outstanding shares of common stock of Zemetric, thereby obtaining control of Zemetric and its subsidiaries, Zemetric EV Solutions Private Limited and Evy Energy Private Limited, both organized under the laws of India.

Under the terms of the SPA, the aggregate acquisition consideration totaled approximately $3,595, comprised of: (i) $250 in cash paid at closing; (ii) 1,462,841 shares of the Company’s common stock with an aggregate fair value of $1,151 (“Common Stock Consideration”), and (iii) an earn-out payment in the form of additional shares of the Company’s common stock with an aggregate value up to $3,438, contingent upon the achievement of specified milestones pursuant to the SPA. Additionally, in the event a milestone is met, the Company may elect to settle that obligation in cash or a combination of cash and common stock. No portion of the earn-out shares shall be payable unless the applicable milestone is met and any underachievement shall reduce the corresponding earn-out proportionally. In the event the milestones exceed 100% of the specified targets, the Company agrees to issue additional shares capped at a maximum of 100% or $3,438.

As of September 30, 2025, 61,598 shares of common stock issuable in connection with the Common Stock Consideration have not been issued. The Company has accrued for this obligation of September 30, 2025.   See Note 4 - Accrued Expenses for additional details.

The earn-out is contingent upon the achievement of certain revenue, gross profit, operational and performance targets over the 18-month period following the closing date. The earn-out is classified as a liability because it may be settled in a variable number of restricted shares and, therefore, does not meet the criteria for equity classification under ASC 815-40.

The Company engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities assumed for Zemetric. The final determination of the fair value of assets and liabilities will be completed within the one-year measurement period as required by ASC 805. The acquisition will necessitate the use of this measurement period to adequately analyze and assess the factors used in establishing the asset and liability fair values as of the relevant acquisition date, including intangible assets, accounts receivable and certain fixed assets.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

Preliminary Purchase Price Allocation
Purchase Consideration:
Cash (net of excess cash of $43)	$207
Common stock consideration	1,151
Earn-out liabilities	2,194

Total Purchase Consideration	$3,552

Less:
Trade names	$162
Customer relationships	6
Developed technology	1,541
Property and equipment	6
Non-compete agreements	62
Note payable-related party	(114)
Net working capital	147

Fair Value of Identified Net Assets	$1,810

Remaining Unidentified Goodwill Value	$1,742

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

3. BUSINESS COMBINATION – CONTINUED

ZEMETRIC, INC. – CONTINUED

The components of net working capital are as follows:

Preliminary Purchase Price Allocation
Current assets:
Accounts receivable	$176
Inventory	119
Other current assets	6

Total current assets	$301

Less current liabilities:
Accounts payable	$123
Accrued expenses	24
Deferred revenue	7

Total current liabilities	$154

Net working capital	$147

In connection with the acquisition of Zemetric, the Company acquired intangible assets in the form of trade names, customer relationships, developed technology, and non-compete agreements. The Company engaged a third-party valuation specialist to assist in determining the fair values of these identifiable intangible assets as of the acquisition date.

The Company utilized the relief-from-royalty method to determine the fair value of the acquired trade names. This method estimates the value a market participant would be willing to pay in royalties if it did not own the assets and had to license them from a third party. The fair value was calculated by applying an estimated royalty rate to projected revenues associated with the assets and discounting the resulting royalty savings to present value using an appropriate discount rate. The trade names were assigned an estimated useful life of 13 years.

When determining the fair value of developed technology, a form of income approach, known as the multi-period excess earnings method, was used. The fair value was determined by calculating the present value of estimated future operating cash flows generated from the technology, less costs to realize the revenue. The Company applied a discount rate of 30%, which reflected the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the developed technology include an assumed income tax rate of 26%. The developed technology was assigned a useful life of five years for hardware and three years for software.

When determining the fair value of customer relationships, the Company applied the distributor method, a form of the income approach, which is based on a discounted cash flow model. The model incorporated an assumed income tax rate of 26% and a discount rate of approximately 30%, reflecting the risk profile of the underlying assets. The resulting useful life of customer relationships was estimated at 5.3 years.

The fair value of the non-compete agreements was determined using a discounted cash flow model based on the expected benefit of reducing competition during the restricted period. Key assumptions included a discount rate of 30% and an income tax rate of 26%. The non-compete agreements were assigned a useful life of two years. The fair value of working capital accounts was determined to approximate their carrying values due to the short-term nature of the underlying assets and liabilities. The fair value of property and equipment was estimated using the cost approach, which measures fair value based on current replacement cost adjusted for physical and functional depreciation. Assumptions included replacement cost new, estimated remaining useful life, and physical deterioration factors.

The fair value of the earn-out liabilities were estimated using a Monte Carlo simulation and a probability weighted expected return model that considered the probability of achieving various operational and revenue milestones. The valuation incorporated risk-adjusted discount rates ranging from approximately 4% to 28% and a 13% liquidity discount to reflect the unregistered status of the shares to be issued upon settlement. Significant increases or decreases in projected revenues or gross margins could materially affect the estimated fair value of the earn-out liabilities.

Goodwill was recorded for the amount by which the purchase price exceeded the fair value of the net assets acquired, and the amount is attributable to the assembled workforce, the reputation of Zemetric’s brand, and the synergies expected to be realized through the integration of Zemetric with the Company’s existing product offerings. Goodwill of $1,742 resulting from the acquisition of Zemetric is not expected to be deductible for income tax purposes.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

3. BUSINESS COMBINATION- CONTINUED

ZEMETRIC, INC. – CONTINUED

The condensed consolidated financial statements of the Company include the results of operations of Zemetric from July 7, 2025 (the acquisition date) through September 30, 2025 and do not include results of operations for periods prior to July 7, 2025. The results of operations of Zemetric from July 7, 2025 through September 30, 2025 included revenues of approximately $14 and net loss of approximately $40.

The following table presents the unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2025 and 2024 as if the acquisition of Zemetric had occurred on January 1, 2024. The pro forma information presented below is based on the pre-acquisition financial information of Zemetric and includes adjustments to give effect to amortization expense associated with the acquired intangible assets. The pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred on January 1, 2024, nor are they necessarily indicative of future operating results.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$27,062	$25,458	$76,920	$96,618
Net loss	$(60)	$(87,460)	$(52,763)	$(125,140)

As of the date of the acquisition, the Company expected to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition-related costs were immaterial.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024

Accrued professional, board and other fees	$2,916	$2,923
Accrued wages	3,522	3,487
Warranty payable	1,548	1,721
Accrued income, property and sales taxes payable	2,573	972
Other accrued expenses	4,287	1,169
Total accrued expenses	$14,846	$10,272

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

5. STOCKHOLDERS’ EQUITY

AT-THE-MARKET OFFERING

On September 2, 2022, the Company entered into a Sales Agreement (the “Sales Agreement”) with Barclays Capital Inc., BofA Securities, Inc., HSBC Securities (USA) Inc., ThinkEquity LLC, H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC, as our sales agents (collectively, the “Agents”) to conduct an at-the-market (“ATM”) equity offering program, pursuant to which we may publicly issue and sell from time to time shares of our common stock having an aggregate offering price of up to $250,000 through the Agents. On November 16, 2023, we entered into an Amendment to the Sales Agreement, effective as of November 2, 2023 (the “Amendment”), with the Agents. The Amendment revised the term “Registration Statement,” as used in the Sales Agreement, to our new shelf registration statement on Form S-3, as amended (File No. 333-275123), and revised the term “Prospectus Supplement,” as used in the Sales Agreement, to our prospectus supplement dated November 2, 2023, relating to the ATM equity offering program contemplated by the Sales Agreement. During the nine months ended September 30, 2025, the Company sold an aggregate of 681,330 shares of common stock aggregate gross proceeds of $909, less issuance costs of $18, for net proceeds of $891. The ATM is not currently active since the Company does not have an effective shelf registration statement covering the shares of common stock issuable thereunder.

COMMON STOCK

See Note 3 - Business Combination for additional details.

See Note 8 - Fair Value Measurement for additional details.

STOCK WARRANTS

See Note 8 - Fair Value Measurement for additional details.

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three months and nine months ended September 30, 2025 of $433 and $2,186, respectively, which is included within compensation expense on the condensed consolidated statements of operations. The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three months and nine months ended September 30, 2024 of $927 and $2,877, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of September 30, 2025, there was $2,086 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.5 years.

Restricted Stock Units

During the nine months ended September 30, 2025, the Company granted an aggregate of 1,449,696 shares of restricted stock with an aggregate grant date fair value of $1,525 which will be recognized ratably over the vesting term. The restricted stock has vesting dates ranging from February 24, 2026 to June 10, 2028. Expenses related to this award are included within compensation expense on the condensed consolidated statements of operations.

During the nine months ended September 30, 2025, the Company granted the following awards to three executives under the Company’s Executives’ Long-Term Incentive (“LTI”) Plan equal to 50% of the executives’ annual base salary. Such awards will be issued in the form of restricted stock units. Of the RSUs granted, 50% of the restricted stock units are designated as performance-based stock awards and will vest in four equal installments upon the achievement of specified escalating stock price thresholds and 50% of the restricted stock units are designated as time-based awards and will vest in equal one-third increments on each anniversary of the grant date, in each instance subject to continued employment with the Company on the applicable vesting date and satisfying the key performance indicators and other performance criteria.

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

Stock Options

During the nine months ended September 30, 2025, the Company granted ten-year stock options to purchase 63,252 shares of common stock at an exercise price of $0.97 per share to employees. The shares vest ratably over three years from the date of grant. The stock options had a grant date fair value of $0.76 per share. The assumptions utilized in the valuation of stock options are described as follows: risk-free interest rate is 4.12%, expected term is 6.5 years, expected volatility is 81% and an expected dividend yield of 0%.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

6. RELATED PARTY TRANSACTIONS

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. The Company owns 40% of the Entity while the other three parties own 60% of the Entity. Subsequently, two of the three other parties exited the joint venture, and the remaining other party acquired the ownership of the exiting parties. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which operates in the electric vehicle market in Greece. The obligation to fund the future operations of the Entity is limited to the Company’s 40% ownership. During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any sales to Hellas. As of September 30, 2025 and December 31, 2024, the Company had a payable of approximately $0 and $129, respectively, to Hellas. Furthermore, the Company has provided working capital of $274 through September 30, 2025 and December 31, 2024 to Hellas. The Company has written off this working capital contribution, since Company’s proportion of Hellas’s net losses exceed the working capital contribution.

The Company determined that the Entity is a variable interest entity; however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through September 30, 2025, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the three and nine months ended September 30, 2025 and 2024.

In May 2025, the Company sold its equity interest in the Entity and recorded a gain on sale of investment of $223, which was included within general and administrative expenses on the condensed consolidated statements of operations.

BLINK CHARGING UK LIMITED

As of September 30, 2025, few family members of a senior management employee, who is a former founder of EB Charging Ltd., are providing services to Blink Charging UK Limited. For the three and nine months ended September 30, 2025, these related parties have collectively provided services worth $32 and $84, respectively, to Blink Charging UK Limited. For the three and nine months ended September 30, 2024, these related parties have collectively provided services worth $68 and $185, respectively, to Blink Charging UK Limited. These expenses are included within general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024.

NOTE PAYABLE – RELATED PARTY

In connection with the acquisition of Zemetric, the Company assumed a liability to repay a note payable to one of the sellers of Zemetric, who assumed the role of Chief Technology Officer of the Company upon closing of the acquisition. As of September 30, 2025, the balance on the note payable was $114, which was repaid in full in October 2025.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

7. INCOME TAXES

On July 4, 2025, the President signed into law significant federal tax legislation, H.R. 1 (the “Tax Reform Act of 2025”). The Act introduces numerous changes to U.S. corporate income tax law, including, among others:

1)	the reinstatement of 100% bonus depreciation for qualified property placed in service after 2024;
2)	the immediate expensing of domestic research and experimental (R&E) expenditures;
3)	modifications to the limitation on business interest expense under Section 163(j);
4)	increased expensing thresholds under Section 179;
5)	changes to the international tax regime, including revisions to the GILTI and FDII provisions; and
6)	expanded limitations on the deductibility of executive compensation under Section 162(m).

Most provisions are effective for tax years beginning after December 31, 2024, subject to specified transition rules and exceptions.

While the Tax Reform Act of 2025 introduces significant U.S. income tax provisions, given the Company’s ongoing losses and historical NOLs, the Company does not anticipate significant change to its U.S. federal cash tax payments for the remainder of 2025 and near future thereafter, until it reaches profitability. Therefore, the Tax Reform Act of 2025 does not have material impact on the Company’s condensed consolidated financial statements, with exception of the related disclosures to the valuation allowance for the deferred tax assets to be recorded in the consolidated financial statements as of December 31, 2025.

8. LEASES

OPERATING LEASES

Total operating lease expenses for the three and nine months ended September 30, 2025 were $555 and $1,785, respectively, and for the three and nine months ended September 30, 2024 were $540 and $1,675 respectively, which were recorded in other operating expenses on the condensed consolidated statements of operations. Operating lease expenses consist of rent expense, common area maintenance adjustments and other expenses.

As of September 30, 2025, the Company did not have additional operating and financing leases that have not yet commenced. As of September 30, 2025, the Company had $106 of right-of-use assets that were classified as financing leases for vehicles associated with the operations of Blink Mobility and are included as a component of property and equipment on the condensed consolidated balance sheet as of September 30, 2025.

In September 2025, the Company terminated its lease for its facility in Tempe, Arizona and paid a lease termination fee of $130. The Company derecognized the operating lease right-of-use asset and corresponding lease liabilities and recognized a loss on lease termination of $58 within other operating expenses during the three and nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025, the Company recorded $1 and $5, respectively, of interest expense related to finance leases, which was recorded within interest expense on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company recorded $6 and $29, respectively, of interest expense related to finance leases.

Supplemental cash flows information related to leases was as follows:

	For The Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$3,645	$1,289
Financing cash flows from finance leases	$26	$582

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,015	$1,076
Finance leases	$-	$53

Weighted Average Remaining Lease Term
Operating leases	2.33	2.71
Finance leases	2.92	3.74

Weighted Average Discount Rate
Operating leases	7.2%	7.4%
Finance leases	6.2%	6.3%

Future minimum payments under non-cancellable leases as of September 30, 2025 were as follows:

For the Twelve Months Ended September 30,	Operating Lease	Finance Lease
2026	$3,914	$41
2027	2,118	39
2028	1,529	32
2029	929	3
2030	896	-
Thereafter	772	-
Total future minimum lease payments	10,158	115
Less: imputed interest	(2,188)	(9)
Total	$7,970	$106

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

9. FAIR VALUE MEASUREMENT

Assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$13,861	$-	$-	$13,861
Total assets	$13,861	$-	$-	$13,861

Liabilities:
Warrant liability	$-	$-	$30	$30
Earn-out liabilities	-	-	2,194	2,194
Total liabilities	$-	$-	$2,224	$2,224

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$13,630	$-	$-	$13,630
Money market funds	27,347	-	-	27,347
Alternative fuel credits	-	51	-	51
Total assets	$40,977	$51	$-	$41,028

Liabilities:
Warrant liability	$-	$-	$22	$22
Common stock consideration payable	-	-	21,028	21,028
Total liabilities	$-	$-	$21,050	$21,050

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

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

9. FAIR VALUE MEASUREMENT – CONTINUED

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis during the nine months ended September 30, 2025:

2025

Common Stock Consideration Payable
Beginning balance as of January 1,	$21,028
Change in fair value of consideration payable and gain on settlement	(9,238)
Issuance of common stock and warrants in satisfaction of consideration payable	(11,790)
Ending balance as of September 30,	$-

Warrant Liability
Beginning balance as of January 1,	$22
Change in fair value of warrant liability	8
Ending balance as of September 30,	$30

Earn-Out Liabilities
Beginning balance as of January 1,	$-
Contingent consideration assumed in Zemetric acquisition	2,194
Ending balance as of September 30,	$2,194

COMMON STOCK CONSIDERATION PAYABLE

The common stock consideration payable is recorded at fair value of $0 and $21,028 as of September 30, 2025 and December 31, 2024, respectively, and is included within consideration payable on the condensed consolidated balance sheets. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the common stock consideration payable on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the common stock consideration liability.

During the three months ended September 30, 2025, in satisfaction of the Company’s obligations with respect to the common stock consideration payable, the Company issued to the former shareholders of Envoy Technologies an aggregate of 9,696,882 shares of the Company’s common stock with an aggregate issuance date fair value of $9,018 and warrants to purchase up to an aggregate of 3,898,177 shares of the Company’s common stock at an exercise price of $0.01 per share with an aggregate issuance date fair value of $2,772, both of which were classified within stockholders’ equity on the condensed consolidated balance sheets. The warrants have a contractual life of twenty months. See Note 1 – Business Organization, Nature of Operations and Basis of Presentation for additional details. The carrying value of the consideration payable prior to settlement was $23,491 and as a result of the Stock Issuance and Warrant Issuance, the Company recorded a gain on the change in fair value and settlement of the consideration payable of $11,701 and $9,238 during the three and nine months ended September 30, 2025, respectively.

Of the 3,898,177 shares of common stock issuable upon exercise of the warrants, (i) 1,470,588 shares will vest and become exercisable upon the Company’s common stock achieving a last reported sale price its principal trading market equal to or greater than $1.70 for seven consecutive trading days, (ii) 1,190,476 shares will vest and become exercisable upon the Company’s common stock achieving a last reported sale price its principal trading market equal to or greater than $2.10 for seven consecutive trading day, and (iii) 1,237,113 shares will vest and become exercisable upon the Company’s common stock achieving a last reported sale price its principal trading market equal to or greater than $4.85 for seven consecutive trading days. The determination as to whether any such vesting condition has been satisfied will be made solely by the Company, acting in good faith, based on the last reported sale price of the Company’s common stock on its principal trading market as reported on the electronic reporting system of such exchange. Subsequent to September 30, 2025, the market conditions related to the first and second price targets were met. The Company obtained a third party valuation of the fair value of the warrants which was determined using a Monte Carlo simulation that considered the probability of achieving the market conditions outlined above.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

9. FAIR VALUE MEASUREMENT - CONTINUED

WARRANT LIABILITY

Assumptions utilized in the valuation of warrant liabilities are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.96%	3.98%	3.96%-4.03%	3.98%-5.09%
Contractual term (years)	1.00	1.00	1.00	1.00
Expected volatility	80%	92%	74%-80%	88%-92%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

EARN-OUT LIABILITIES

See Note 3 – Business Combination for details.

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

The Company believes it has recorded adequate provisions for any such lawsuits, investigations, claims, and proceedings as of September 30, 2025, and the Company believes it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. However, future events or circumstances, currently unknown to management, may potentially have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting period.

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

Following a mediation in April 2024, the parties entered into a Stipulation and Agreement of Settlement (the “Settlement”) dated June 26, 2025. The Settlement resolves the Derivative Actions in exchange for the Company undertaking certain corporate governance reforms, but does not require the director defendants to make any monetary payment as part of the Settlement. The Settlement includes a fee and expense award to plaintiffs’ counsel in the amount of $533 (the “Fee and Expense Award”), which the Company’s insurance carriers have paid.

On September 29, 2025, plaintiffs’ counsel in the Derivative Actions filed a motion asking the Nevada court to grant final approval of the Settlement. On October 24, 2025, the Nevada court granted the motion. On October 29, 2025, the Nevada court issued an order and final judgment, approving the settlement and closing the case. The Florida Action remains stayed, but as part of the Settlement, plaintiffs are required to file a notice of voluntary dismissal by no later than December 2, 2025.

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

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Other operating expenses:
Software	$1,647	$1,213	$4,906	$3,462
Other (1)	2,942	3,526	11,971	12,673
Total other operating expenses	$4,589	$4,739	$16,877	$16,135

(1)	Includes operating lease expense, insurance expense, office expenses and travel expenses.

The following table sets forth our long-lived assets by geographic area, which consists of property and equipment, net and operating lease right-of-use assets:

	September 30, 2025	December 31, 2024

United States	$30,273	$35,035
International	14,349	12,848

Total	$44,622	$47,883

For information regarding revenue disaggregated by geography and revenue concentrations, see Note 2 — Summary of Significant Accounting Policies.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

12. REVISION OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2024, the Company identified a classification misstatement in the Company’s previously issued financial statements related to the classification of marketable securities that were previously included within cash and cash equivalents.

The identified misstatements impacted certain components of the balance sheet and statement of cash flows in the condensed consolidated financial statements included in the Form 10-Q for the quarterly period ended September 30, 2024. The Company assessed the materiality of the errors, including the presentation on prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin Topics 1.M and 1.N (formerly No. 99, Materiality). Based on this assessment, the Company concluded that these errors and the related impacts did not result in a material misstatement of its previously issued condensed consolidated financial statements as of and for the nine months ended September 30, 2024. However, the Company concluded the financial statements should be revised for these errors.

A summary of the corrections to the impacted financial statement line items in the Company’s previously issued condensed consolidated balance sheet and condensed consolidated statement of cash flows as of and for the nine months ended September 30, 2024 are as follows:

Condensed Consolidated Balance Sheets

(In thousands)

As of September 30, 2024
	As Previously	Revision	As
	Reported	Adjustments	Revised
Assets
Current Assets:
Cash and cash equivalents	$64,584	$(17,178)	$47,406
Marketable securities	$-	$17,178	$17,178
Total Current Assets	$160,259	$-	$160,259
Total Assets	$303,023	$-	$303,023

Condensed Consolidated Statements of Cash Flows

(in thousands)

For the Nine Months Ended September 30, 2024
	As Previously	Revision	As
	Reported	Adjustments	Revised
Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	$-	$6,750	$6,750
Purchase of marketable securities	$-	$(958)	$(958)
Net Cash Used In Investing Activities	$(9,738)	$5,792	$(3,946)
Net Decrease In Cash and Cash Equivalents and Restricted Cash	$(57,109)	$5,792	$(51,317)
Cash and Cash Equivalents and Restricted Cash - Beginning of Period	$121,770	$(22,970)	$98,800
Cash and Cash Equivalents and Restricted Cash - End of Period	$64,661	$(17,178)	$47,483

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$64,584	$(17,178)	$47,406
Restricted cash	$77	$-	$77
	$64,661	$(17,178)	$47,483

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

13. SUBSEQUENT EVENTS

On October 21, 2025, the Company filed a resale registration statement on Form S-1 with the SEC covering up to 13,595,059 shares of common stock that may be offered for resale or otherwise disposed of selling stockholders. The shares offered for resale under the registration statement consist of (i) 9,696,882 shares of common stock and (ii) 3,898,177 shares of common stock issuable upon the exercise of warrants, which were issued by the Company to the selling stockholders in connection with the Company’s acquisition of Envoy Technologies pursuant to the Merger Agreement described in Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements. The Company will bear all costs, expenses and fees in connection with the registration of shares for resale by the selling stockholders, other than the selling stockholders’ respective discounts, commissions, fees of underwriters, selling brokers or dealer managers and similar expenses attributable to the sale or disposition of the shares. The registration statement is not currently effective.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” or the “Company”) as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Part 1, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and under a similar item in subsequent periodic reports, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item IA - Risk Factors.

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

As of September 30, 2025, there were 65,586 chargers connected to the Blink networks. Of those, 63,775 were Level 2 commercial chargers and 1,811 DCFC were commercial chargers, Included on Blink networks are 8,112 chargers owned by us. Another estimated 22,790 units were non-networked, on other networks, international sales, or deployments. In total, we have deployed, contracted or sold 110,188 units, which includes public and private chargers, as designated by stations owners, and is net of swap-outs, replacement units, and decommissioned units. Certain commercial chargers include chargers installed in residential settings for commercial purposes. All chargers, including at all international Blink locations, are categorized based on US Department of Energy guidelines.

As reflected in our condensed consolidated financial statements as of September 30, 2025, we had cash and cash equivalents of $23,110, working capital of $36,752 and an accumulated deficit of $788,607. During the three and nine months ended September 30, 2025, we incurred net losses of $86 and $52,752, respectively. The Company’s total comprehensive income of $6,707 for the three months ended September 30, 2025 was the result of non-cash foreign currency translation adjustments. We have not yet achieved profitability.

Recent Developments

Envoy Technologies, Inc.

On August 4, 2025, the Company’s wholly owned subsidiary, Envoy Technologies, Inc. (“Envoy Technologies”), entered into Amendment No. 4 (the “Fourth Amendment”) to the Agreement and Plan of Merger, dated as of April 18, 2023, with the Company, Envoy Technologies, Envoy Mobility, Inc. (“Mobility” and formerly Blink Mobility, LLC) and Fortis Advisors LLC, as equityholders’ agent (as previously amended, the “Merger Agreement”). Pursuant to the Fourth Amendment, the sole remaining payment obligation to the former shareholders of Envoy Technologies was fully satisfied, and the Company and Mobility were released from all claims and liabilities relating to such obligation, with the issuance of (x) $10,000 in shares of Company common stock, valued based on the volume-weighted average trading price for the 25 trading days preceding the issuance date, and (y) warrants exercisable for shares of Company common stock with an aggregate value of $11,000, divided into three tranches with vesting conditions based on specific stock price achievements. During the three months ended September 30, 2025, the Company issued an aggregate of 9,696,882 shares of the Company’s common stock and issued warrants to purchase an aggregate of 3,898,177 shares of Company common stock in full satisfaction of the consideration payable to the former shareholders of Envoy Technologies. See Note 5 - Stockholders’ Equity for additional information. The former shareholders of Envoy Technologies were granted registration rights for shares of Company common stock initially issued and those issuable pursuant to the exercise of warrants. See Note 13 - Subsequent Events for additional information.

Acquisition

On July 7, 2025, the Company acquired 100% of the equity interest in Zemetric, Inc. (“Zemetric”), a Silicon Valley–based provider of charging infrastructure tailored for fleet, multi-family, and high-utilization destinations. The consideration for the acquisition includes cash, the Company’s restricted stock and a performance based earn-out. Shortly thereafter, Zemetric’s founder, Harmeet Singh, became the Company’s Chief Technology Officer.

Tax Law Change

On July 4, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). While the Tax Reform Act of 2025 introduces significant U.S. income tax provisions, given the Company’s ongoing losses and historical NOLs, the Company does not anticipate significant change to its U.S. federal cash tax payments for the remainder of 2025 and near future thereafter, until it reaches a sight of profitability. Therefore, the Tax Reform Act of 2025 does not have material impact on the Company’s condensed consolidated financial statements, with exception of the related disclosures to the valuation allowance for the deferred tax assets recorded in the consolidated financial statements as of December 31, 2025.

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

● Fleet Management. We offer Energy Management System (EMS)  to fleets to optimize their energy costs. Our EMS solution can be integrated into existing charger and fleet management solutions, which allows Blink to be a flexible and value-added solution within existing software stacks.

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2025, the Company had cash and cash equivalents of $23,110 compared to $41,774 in cash and cash equivalents and $13,630 in marketable securities as of December 31, 2024, representing a decrease of $32,294 in available liquidity due to ongoing operating losses, working capital requirements, and limited cash inflows from operations.

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

Results of Operations

Three and Nine Months Ended September 30, 2025 Compared With Three and Nine Months Ended September 30, 2024

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,		3 Months		9 Months
	2025	2024	2025	2024	Difference $	Difference %	Difference $	Difference %

Revenues:
Product sales	$13,035	$13,448	$35,924	$64,538	$(413)	-3%	$(28,614)	-44%
Charging service revenue - company-owned charging stations	7,758	5,254	22,229	15,217	2,504	48%	7,012	46%
Network fees	2,874	2,332	8,454	6,304	542	23%	2,150	34%
Warranty	1,486	1,405	4,023	3,698	81	6%	325	9%
Grant and rebate	59	982	251	1,617	(923)	-94%	(1,366)	-84%
Car-sharing services	1,231	1,168	3,517	3,467	63	5%	50	1%
Other	587	598	2,053	1,176	(11)	-2%	877	75%

Total Revenues	27,030	25,187	76,451	96,017	1,843	7%	(19,566)	-20%

Cost of Revenues:
Cost of product sales	7,987	9,122	30,571	39,965	(1,135)	-12%	(9,394)	-24%
Cost of charging services - company-owned charging stations	1,354	724	3,320	1,924	630	87%	1,396	73%
Host provider fees	3,852	2,982	11,779	9,306	870	29%	2,473	27%
Network costs	627	577	1,726	1,816	50	9%	(90)	-5%
Warranty and repairs and maintenance	784	294	2,915	1,880	490	167%	1,035	55%
Car-sharing services	1,439	1,156	3,190	3,302	283	24%	(112)	-3%
Depreciation and amortization	1,321	1,213	3,821	4,573	108	9%	(752)	-16%

Total Cost of Revenues	17,364	16,068	57,322	62,766	1,296	8%	(5,444)	-9%

Gross Profit	9,666	9,119	19,129	33,251	547	6%	(14,122)	-42%

Operating Expenses:
Compensation	11,528	15,159	38,849	47,770	(3,631)	-24%	(8,921)	-19%
General and administrative expenses	5,455	7,972	26,135	23,782	(2,517)	-32%	2,353	10%
Other operating expenses	4,589	4,739	16,877	16,135	(150)	-3%	742	5%
Change in fair value of consideration payable and gain on settlement	(11,701)	364	(9,238)	2,811	(12,065)	-3315%	(12,049)	-429%
Impairment of goodwill	-	69,111	-	69,111	(69,111)	-100%	(69,111)	-100%

Total Operating Expenses	9,871	97,345	72,623	159,609	(87,474)	-90%	(86,986)	-54%

Loss From Operations	(205)	(88,226)	(53,494)	(126,358)	88,021	-100%	72,864	-58%

Other Income (Expense):
Interest income (expense)	13	(2)	28	(475)	15	-750%	503	-106%
Gain on extinguishment of notes payable	-	36	-	36	(36)	-100%	(36)	-100%
Change in fair value of derivative and other accrued liabilities	(1)	4	(8)	(11)	(5)	-125%	3	-27%
Other income (expense)	2	(2)	2	(2)	4	-200%	4	-200%
Dividend and interest income	145	783	883	2,363	(638)	-81%	(1,480)	-63%

Total Other Income, Net	159	819	905	1,911	(660)	-81%	(1,006)	-53%

Loss Before Income Taxes	$(46)	$(87,407)	$(52,589)	$(124,447)	$87,361	-100%	$71,858	-58%

Provision for income taxes	(40)	18	(163)	(174)	(58)	-322%	11	-6%

Net Loss	$(86)	$(87,389)	$(52,752)	$(124,621)	$87,303	-100%	$71,869	-58%

Three Months Ended September 30, 2025 Compared With Three Months Ended September 30, 2024

Revenues

Total revenue for the three months ended September 30, 2025 increased by $1,843, or 7%, to $27,030 compared to $25,187 during the three months ended September 30, 2024, primarily due to the increase in network fees and charging service revenues.

Revenue from product sales was $13,035 for the three months ended September 30, 2025 as compared to $13,448 during the three months ended September 30, 2024, a decrease of $413, or 3%. This decrease was attributable to the mix of products and shipment priorities by the customers when compared to the same period in 2024.

Charging service revenue from Company-owned charging stations was $7,758 for the three months ended September 30, 2025 as compared to $5,254 for the three months ended September 30, 2024, an increase of $2,504 or 48%. The increase is due to the increased number of chargers on the Blink Networks.

Network fees revenues were $2,874 for the three months ended September 30, 2025 as compared to $2,332 for the three months ended September 30, 2024, an increase of $542, or 23%. The increase was attributable to increases in host owned units during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Warranty revenues were $1,486 for the three months ended September 30, 2025 as compared to $1,405 for the three months ended September 30, 2024, an increase of $81, or 6%. The increase was primarily attributable to an increase in warranty contracts sold for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. As of September 30, 2025, we recorded a liability of $1,548 which represents the estimated cost of existing backlog of warranty cases.

Cost of Revenues

Cost of revenues primarily consists of the cost to manufacture or procure DC fast or L-2 chargers, charger installations, electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended September 30, 2025 were $17,364 as compared to $16,068 for the three months ended September 30, 2024, an increase of $1,296 or 8%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

●	Mix of products between DC fast chargers, and L-2 chargers;

●	electricity reimbursements that are unique to those Property Partner host agreements which provide for such reimbursements;

●	revenue share payments are predicated on the contractual obligation under the property partner agreement and the revenue generated by the applicable chargers;

●	cost of charging stations sold is predicated on the mix of types of charging stations and parts sold during the period;

●	network costs are fixed in nature based on the number of chargers connected to the telco network regardless of whether the charger generates revenue;

●	provisions for excess and obsolete inventory; and

●	warranty and repairs and maintenance expenses are based on both the number of service cases completed during the period.

Cost of product sales decreased by $1,135 or 12%, from $9,122 for the three months ended September 30, 2024 as compared to $7,987 for the three months ended September 30, 2025. The decrease was primarily due the mix in business between the DC fast chargers and L-2 chargers, and variability in installation costs.

Cost of charging services (electricity reimbursements) increased by $630, or 87%, to $1,354 for the three months ended September 30, 2025 as compared to $724 for the three months ended September 30, 2024. The increase in 2025 was attributable to the increased number and mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $870, or 29%, to $3,852 during the three months ended September 30, 2025 as compared to $2,982 during the three months ended September 30, 2024. This increase was a result of the increased number and mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements.

Network costs increased by $50 or 9%, to $627 during the three months ended September 30, 2025 as compared to $577 during the three months ended September 30, 2024.

The costs remained relatively consistent for the three months ended September 30, 2025, despite the increase in revenue. The additions of the new chargers do not drive proportionally the increase in network costs, and this performance is aligned with our long-term strategy to improve margins and move toward profitability as we grow network fees revenue.

Warranty and repairs and maintenance costs increased by $490, or 167%, to $784 during the three months ended September 30, 2025 from $294 during the three months ended September 30, 2024. The increase for the three months ended September 30, 2025 is attributable to the outsourcing of the warranty repairs to the 3rd parties, and alignment of the revenue with costs strategy.

Depreciation and amortization expense increased by $108 or 9%, to $1,321 for the three months ended September 30, 2025 as compared to $1,213 for the three months ended September 30, 2024. The increase in depreciation expense was attributable to additional operational assets launch and their depreciation expense.

Operating Expenses

Compensation expense decreased by $3,631 or 24%, to $11,528 (consisting of approximately $11.1 million of cash compensation and benefits and approximately $0.4 million of non-cash compensation) for the three months ended September 30, 2025. Compensation expense was $15,159 (consisting of approximately $14.3 million of cash compensation and benefits and approximately $0.9 million of non-cash compensation) for the three months ended September 30, 2024. The decrease in compensation expense for the three months ended September 30, 2025 compared to the same period in 2024 was primarily related to decreases in personnel and compensation across all of the departments as a result of the BlinkForward initiative and the cost savings and synergies realized.

General and administrative expenses decreased by $2,517, or 32%, to $5,455 for the three months ended September 30, 2025 as compared to $7,972 for the three months ended September 30, 2024. The decrease was primarily attributable to the favorable impact in the credit loss reserve reversal of $2,990, as a result of improved working capital practices during the three months ended September 30, 2025. It was also offset primarily by the higher legal services expenses during the quarter.

Other operating expenses decreased by $150, or 3%, to $4,589 for the three months ended September 30, 2025 from $4,739 for the three months ended September 30, 2024.

The Company recorded a gain on change in fair value of consideration payable and gain on settlement related to the Envoy acquisition of $11,701 for the three months ended September 30, 2025 as compared to a loss of $364 for the three months ended September 30, 2024 due to the change in the inputs to the probability-weighted discounted cash flow model, due to settlement of the consideration payable and full satisfaction of the liability.

During the three months ended September 30, 2024, we observed certain triggering events, including a decline in our stock price and, as a result, we conducted a quantitative impairment analysis of our goodwill and intangible assets and determined that the fair value of certain reporting units were less than the carrying amount and, as a result, recorded an impairment charge of $69,111 related to goodwill during the 2024 period. There was no impairment of goodwill during the 2025 period.

Other Income (Expense)

We recorded other income of $159 during the three months ended September 30, 2025 as compared to other income of $819 for the three months ended September 30, 2024. The decrease in other income was primarily related to a decrease in dividend and interest income of $638 during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, and as a result of the depletion of the cash and cash equivalents invested in money market funds and other interest bearing programs.

Net Loss

Our net loss for the three months ended September 30, 2025 decreased by $87,303, or 100%, to $86 as compared to $87,389 for the three months ended September 30, 2024. The decrease was primarily attributable to the decrease in operating expenses, primarily the reduction in impairment of goodwill and the gain on change in fair value of consideration payable related to the Envoy acquisition.

Total Comprehensive Income (Loss)

Our total comprehensive income for the three months ended September 30, 2025 was $6,707 whereas our total comprehensive loss for the three months ended September 30, 2024 was ($84,790).

Nine Months Ended September 30, 2025 Compared With Nine Months Ended September 30, 2024

Revenues

Total revenue for the nine months ended September 30, 2025 decreased by $19,566, or 20%, to $76,451 compared to $96,017 during the nine months ended September 30, 2024.

Revenue from product sales was $35,924 for the nine months ended September 30, 2025 as compared to $64,538 during the nine months ended September 30, 2024, a decrease of $28,614, or 44%. This decrease was attributable to decreased sales of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2024.

Charging service revenue from Company-owned charging stations was $22,229 for the nine months ended September 30, 2025 as compared to $15,217 for the nine months ended September 30, 2024, an increase of $7,012, or 46%. The increase is due to the increase in number of chargers on the Blink Networks.

Network fee revenues were $8,454 for the nine months ended September 30, 2025 as compared to $6,304 for the nine months ended September 30, 2024, an increase of $2,150, or 34%. The increase was attributable to increases in host owned units during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Warranty revenues were $4,023 for the nine months ended September 30, 2025 as compared to $3,698 for the nine months ended September 30, 2024, an increase of $325, or 9%. The increase was primarily attributable to an increase in warranty contracts sold for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. As of September 30, 2025, we recorded a liability of $1,548 which represents the estimated cost of existing backlog of warranty cases.

Cost of Revenues

Cost of revenues primarily consists of the cost to manufacture or procure DC fast or L-2 chargers, charger installations, electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the nine months ended September 30, 2025 were $57,322 as compared to $62,766 for the nine months ended September 30, 2024, a decrease of $5,444 or 9%. There is a degree of variability in our costs in relationship to our revenues from period to period, primarily due to:

●	Mix of products between DC fast chargers, and L-2 chargers;

●	electricity reimbursements that are unique to those Property Partner host agreements which provide for such reimbursements;

●	revenue share payments are predicated on the contractual obligation under the property partner agreement and the revenue generated by the applicable chargers;

●	cost of charging stations sold is predicated on the mix of types of charging stations and parts sold during the period;

●	network costs are fixed in nature based on the number of chargers connected to the telco network regardless of whether the charger generates revenue;

●	provisions for excess and obsolete inventory; and

●	warranty and repairs and maintenance expenses are based on both the number of service cases completed during the period.

Cost of product sales decreased by $9,394, or 24%, from $39,965 for the nine months ended September 30, 2024 as compared to $30,571 for the nine months ended September 30, 2025. The decrease was primarily due to the decrease in product sales, and the mix in business between the DC fast chargers and L-2 chargers, and variability in installation costs, partially offset by the increase for the adjustment for excess and obsolete inventory in the amount of $6,768 during the nine months ended September 30, 2025, the adjustment for excess and obsolete inventory was comprised of inventory write-offs of $4,571 and $2,197 related to the write-off of older, incomplete proposed charger deployments. Furthermore, the Company recorded a loss on disposal of non-performing chargers of $4,131 during the nine months ended September 30, 2025. Absent the impact of the adjustments for excess and obsolete inventory and the write-off of older, incomplete charger deployment proposals, the total cost of product sales was $23,803 for the nine months ended September 30, 2025. This represents a decrease of $16,162, or 40% compared to the same period in 2024.

Cost of charging services (electricity reimbursements) increased by $1,396, or 73%, to $3,320 for the nine months ended September 30, 2025 as compared to $1,924 for the nine months ended September 30, 2024. The increase in 2025 was attributable to the increased number and mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $2,473, or 27%, to $11,779 during the nine months ended September 30, 2025 as compared to $9,306 during the nine months ended September 30, 2024. This increase was a result of the increased number and mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements.

Network costs decreased by $90 or 5%, to $1,726 during the nine months ended September 30, 2025 as compared to $1,816 during the nine months ended September 30, 2024. The decrease was a result of the change to the more cost-effective provider of the network facility.

Warranty and repairs and maintenance costs increased by $1,035, or 55%, to $2,915 during the nine months ended September 30, 2025 from $1,880 during the nine months ended September 30, 2024. The increase in 2025 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases in the field, and also in a strategic move to outsource the warranty and repairs services.

Depreciation and amortization expense decreased by $752, or 16%, to $3,821 for the nine months ended September 30, 2025 as compared to $4,573 for the nine months ended September 30, 2024. The decrease in depreciation expense was attributable to an increase in the grant revenue that is presented as an offset to the depreciation expense, and the decrease in the number of vehicles associated with the ride-share services.

Operating Expenses

Compensation expense decreased by $8,921, or 19%, to $38,849 (consisting of approximately $36.9 million of cash compensation and benefits and approximately $2.0 million of non-cash compensation) for the nine months ended September 30, 2025. Compensation expense was $47,770 (consisting of approximately $44.8 million of cash compensation and benefits and approximately $3.0 million of non-cash compensation) for the nine months ended September 30, 2024. The decrease in compensation expense for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily related to decreases in personnel and compensation across all of the departments as a result of the BlinkForward initiative and the cost savings and synergies realized.

General and administrative expenses increased by $2,353, or 10%, to $26,135 for the nine months ended September 30, 2025 as compared to $23,782 for the nine months ended September 30, 2024. The increase was primarily attributable to the difference in the credit loss reserve of $3,367, offset primarily by decreases in various professional services expenses of $1,247.

Other operating expenses increased by $742, or 5%, to $16,877 for the nine months ended September 30, 2025 from $16,135 for the nine months ended September 30, 2024. The increase was primarily attributable to the assets impairment in the amount of $1,620, offset by the decrease in $672 attributable to software development and professional services infrastructure projects, and other various consulting engagement expenditures.

The Company recorded a gain on change in fair value of consideration payable and gain on settlement related to the Envoy acquisition of $9,238 for the nine months ended September 30, 2025 as compared to $2,811 for the nine months ended September 30, 2024 due to the change in the inputs to the probability-weighted discounted cash flow model.

During the nine months ended September 30, 2024, we observed certain triggering events, including a decline in our stock price and, as a result, we conducted a quantitative impairment analysis of our goodwill and intangible assets and determined that the fair value of certain reporting units were less than the carrying amount and, as a result, recorded an impairment charge of $69,111 related to goodwill during the 2024 period. There was no impairment of goodwill during the 2025 period.

Other Income (Expense)

We recorded other income of $905 during the nine months ended September 30, 2025 as compared to $1,911 for the nine months ended September 30, 2024. The decrease in other income was primarily related to a decrease of $1,480 in dividend and interest income, partially offset by a change in interest income of $503, and as a result of the depletion of the cash and cash equivalents invested in money market funds and other interest bearing programs.

Net Loss

Our net loss for the nine months ended September 30, 2025 decreased by $71,869 or 58%, to $52,752 as compared to $124,621 for the nine months ended September 30, 2024. The decrease was primarily due to the reduction in operating expenses, gain on change in fair value of consideration payable related to the Envoy acquisition and the reduction in goodwill impairment as compared to the nine months ended September 30, 2024.

Total Comprehensive Income (Loss)

Our total comprehensive loss for the nine months ended September 30, 2025 was $43,887 whereas our total comprehensive loss for the nine months ended September 30, 2024 was $123,659.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
Cash and Cash Equivalents	$23,110	$41,774

Marketable Securities	$-	$13,630

Working Capital	$36,752	$81,908

Notes Payable	$265	$265

Note Payable- Related Party	$114	$-

During the nine months ended September 30, 2025, we financed our activities from proceeds derived from equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the nine months ended September 30, 2025 and 2024, we used cash of $31,540 and $34,830, respectively, in operations. Our cash use for the nine months ended September 30, 2025 was primarily attributable to our net loss of $52,752 adjusted for net non-cash expenses in the aggregate amount of $19,552, partially offset by $1,660 of net cash provided by changes in the levels of operating assets and liabilities. Our cash use for the nine months ended September 30, 2024, was primarily attributable to our net loss of $124,621, adjusted for net non-cash expenses in the aggregate amount of $89,612, partially offset by $179 of net cash provided by changes in the levels of operating assets and liabilities.

During the nine months ended September 30, 2025, net cash provided by investing activities was $11,168 of which $13,360 was provided by the sale of marketable securities and $223 was provided by the sale of an equity method investment, $1,952 was provided by proceeds from government grants, offset by $207 was used as cash consideration for Zemetric (net of cash acquired), $205 of capitalized engineering costs and $4,225 of which was used to purchase charging stations and other fixed assets. During the nine months ended September 30, 2024, net cash used in investing activities was $3,946 of which $9,577 was used to purchase charging stations and other fixed assets and $161 related to the capitalization of certain engineering costs, $958 was used in the purchase of marketable securities, offset by proceeds from sales of marketable securities of $6,750.

During the nine months ended September 30, 2025, cash provided by financing activities was $865, of which, $26 was used to pay down our liability in connection with a finance lease and offset by $891 provided by offering proceeds related to the sale of common stock. During the nine months ended September 30, 2024, cash used in financing activities was $13,731, of which, $37,881 was used to repay notes payable, $582 was used to pay down our liability in connection with a finance lease and $338 was used to pay down our liability in connection with internal use software, partially offset by $25,070 provided by offering proceeds related to the sale of common stock.

As of September 30, 2025, we had cash and cash equivalents, working capital and an accumulated deficit of $23,110, $36,752 and $788,607, respectively. During the three and nine months ended September 30, 2025, we had a net loss of $86 and $52,752, respectively.

Historically, the Company has been able to raise funds to support its business operations. During the nine months ended September 30, 2025, the Company sold an aggregate of 681,330 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $909, less issuance costs of $18 which were recorded as a reduction to additional paid-in capital. The Company is required to file a Form S-1 to issue new equity and raise proceeds in the future.

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

Contractual Obligations and Commitments

We have operating and finance lease obligations over the next five years of approximately $7,637. These operating lease and financing lease obligations are primarily related to corporate office space, warehousing, and parking spaces related to our car-sharing services.

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

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances, as of September 30, 2025. As our foreign operations expand, our results may be more materially impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, being the end of the period covered by this Quarterly Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2024, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting”.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, management continued to commit resources to the remediation of the material weaknesses reported in the Company’s Form 10-K for the fiscal year ended December 31, 2024. Furthermore, management continued to augment its resources for remediating the identified deficiencies in information technology general controls and in other internal controls over financial reporting.

Except for the above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For a description of our legal proceedings, see Note 10 – Commitments and Contingencies – Litigation, Disputes, and Settlements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

The Farkas Group, Inc. (“FGI”), a Florida corporation whose principal is former Company CEO Michael D. Farkas, filed a demand for arbitration on April 1, 2024, alleging that the Company owes FGI commissions pursuant to a November 17, 2009 commission agreement between the parties. The Company filed an answer denying the claim and counterclaimed against FGI, Mr. Farkas, and one of his companies, NextNRG Holdings (“NEXT”), alleging that FGI, Mr. Farkas, and NEXT are in violation of non-compete agreements. NEXT later filed a petition with the Florida Superior Court to stay the arbitration as to NEXT. The Florida Court denied NEXT’s petition, and the arbitration resumed in March 2025. The arbitration hearing occurred in August 2025. In October 2025, the Arbitrator issued an interim award which requires the Company to provide an accounting within 90 days applying the Arbitrator’s determinations regarding the Commission Agreement. The Company anticipates that the accounting will result in a final award of less than $100,000 with an ongoing obligation to pay a de minimis monthly amount that is expected to decline to zero over time. The Arbitrator denied the Company’s claim for injunctive relief. The Arbitrator declined to award attorneys’ fees to either party.

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

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of $86 for the quarter ended September 30, 2025. As of September 30, 2025, we had net working capital of $36,752 and an accumulated deficit of $788,607. Our total comprehensive income of $6,707 for the three months ended September 30, 2025 was the result of non-cash foreign currency translation adjustments. We have not yet achieved profitability.

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

In addition, the United States federal government is currently experiencing a shutdown. A prolonged government shutdown could have a negative impact on our business. Such a shutdown could disrupt our supply chain, delay required government approvals, restrict our ability to access capital markets and negatively impact consumer and investor confidence, all of which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Number	Exhibit Description

2.1	Amendment No. 4 to Agreement and Plan of Merger, dated as of August 4, 2025, by and among Blink Charging Co., Envoy Mobility, Inc. (formerly Blink Mobility, LLC), Envoy Technologies, Inc. and Fortis Advisors LLC, as equityholders’ agent.	8-K	2.1	08/06/2025
4.1	Warrant Agreement, dated as of August 19, 2025, by and between Blink Charging Co. and the former equityholders of Envoy Technologies, Inc., through their agent, Fortis Advisors LLC.	8-K	4.1	08/29/2025
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
31.1	Rule 13a-14(a) or 15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) or 15d-14(a) Certification of Principal Financial Officer				X
32.1*	Section 1350 Certification of Principal Executive Officer				X
32.2*	Section 1350 Certification of Principal Financial Officer				X
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2024; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2025, 2024 and Nine Months Ended September 30, 2025, 2024; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended September 30, 2025, 2024 and Nine Months Ended September 30, 2025, 2024; (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended September 30, 2025; (v) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended September 30, 2024; (vi) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024; and (vii) Notes to Unaudited Condensed Consolidated Financial Statements.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).				X

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2025	BLINK CHARGING CO.

	By:	/s/ Michael Battaglia
Michael Battaglia
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Michael Bercovich
Michael Bercovich
Chief Financial Officer (Principal Financial and Accounting Officer)

