Form 10-K
period 2025-12-31
Blink Charging Co.
filed 2026-03-31
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-38392

BLINK CHARGING CO.

(Exact name of registrant as specified in its charter)

Nevada	03-0608147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17301 Melford Blvd
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (101,542,192 shares) computed by reference to the price at which the common equity was last sold $0.94 as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025): $95,449,660

As of March 27, 2026, there were 143,144,719  shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2026 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

Forward-looking statements include, without limitation, the following statements:

●	the EV charger industry in general is undercapitalized to satisfy the full future potential of the EV market;
●	we expect to retain our leadership position with new capital;
●	we do not anticipate paying any cash dividends on our common stock;
●	we anticipate continuing to expand our revenues by selling our next generation of EV charging equipment, expanding Blink owned and operated charging equipment, expanding our sales channels, and implementing EV charging station occupancy fees (fees for remaining connected to the charging station beyond an allotted grace period after charging is completed), implementing subscription plans for our Blink-owned public charging locations, and advertising fees;
●	we are unique in our ability to offer various business models to Property Partners (as defined herein) and leverage our technology to meet the needs of both Property Partners and EV drivers; and selling hardware to special purpose vehicles (SPVs) and operating those under long-term contracts for fees, and other emerging revenue streams.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;
●	geopolitical crises, outbreak of hostilities, and acts of war involving Russia and Ukraine and the Middle East, the actions that have been and could be taken by other countries, including new and stricter sanctions and actions taken in response to such sanctions;
●	increased levels of competition;
●	changes in political, economic, or regulatory conditions generally and in the markets in which we operate;
●	our relationships with key customers;
●	impact of trade tariffs;
●	adverse conditions in the industries in which our customers operate;
●	our ability to retain and attract senior management and other key employees;
●	our ability to respond to new technological developments quickly and effectively;
●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others, and prevent others from infringing on our proprietary rights; and
●	other risks, including those described in the “Risk Factors” section of this Annual Report.

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

From time to time, forward-looking statements are also included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website, and in other materials released to the public. Any or all of the forward-looking statements included in this Annual Report and any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report.

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

The mark “Blink” is our registered trademark in the United States and, regarding the name of Ecotality, Inc. (whose assets we acquired in October 2013), in Australia, China, Hong Kong, Indonesia, Japan, South Korea, Malaysia, Mexico, New Zealand, Philippines, South Africa, Singapore, Switzerland, Taiwan, and is a trademark registered in the European Union under the Madrid Protocol. We have registered other trademarks and use certain trademarks, trade names, and logos that have not been registered. We claim common law rights to these unregistered trademarks, trade names, and logos.

PART I

ITEM 1.	BUSINESS.

Overview

Blink Charging Co., through its consolidated subsidiaries, is a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers EV charging equipment and services, enabling EV drivers to recharge at various locations. Blink’s principal line of products and services is its Blink EV charging networks (the “Blink Network”) and Blink EV charging equipment and other EV-related services. The Blink Network is a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Network provides fleets, property owners, managers, parking companies, and state and municipal entities (“Property Partners”), among other types of commercial customers, with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Network also provides EV drivers with vital station information, including station location, availability, and fees (as applicable).

To capture more revenues derived from providing EV charging equipment and to help differentiate Blink in the EV infrastructure market, Blink offers a comprehensive range of solutions for EV charging equipment and services that generally fall into one of the business models below, differentiated by who owns the equipment and who bears the costs of installation, equipment, maintenance, and the percentage of revenue shared.

●	In our Blink-owned turnkey business model, we incur the charging equipment and installation costs. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Network. In this model, which favors recurring and repeat revenues, we incur most costs associated with the EV charging stations; thus, we retain substantially all EV charging revenues after deducting network connectivity and processing fees. Our agreement with the Property Partner typically lasts nine years, with extensions that can bring it to 27 years.

●	In our Blink-owned hybrid business model, we incur the charging equipment costs while the Property Partner incurs the installation costs. We own and operate the EV charging station and provide connectivity to the Blink Network. In this model, since the Property Partner incurs the installation costs, we share more of the EV charging revenues with the Property Partner after deducting Blink network connectivity and processing fees. Our agreement with the Property Partner typically lasts seven years, with extensions that can bring it to 21 years.

●	In our host-owned business model, the Property Partner purchases, owns, and operates the Blink EV charging station and incurs the installation costs. We work with the Property Partner by providing site recommendations, connectivity to the Blink Network, payment processing, and optional maintenance services. In this model, the Property Partner retains and keeps all the EV charging revenues after deducting Blink network connectivity and processing fees.

We also own and operate car-sharing programs through our wholly owned subsidiary, Envoy Mobility (formerly Blink Mobility). These programs allow customers to share electric vehicles through subscription and on-demand services.

With the goal of being a leader in the build-out of EV charging infrastructure and maximizing our share of the EV charging market, we have established strategic commercial, municipal, and retail partnerships across industry verticals and encompassing numerous transit/destination locations, including shopping centers, airports, auto dealers, healthcare/medical, hotels, mixed-use facilities, municipal sites, multifamily residential, and condos, parks and recreation areas, parking lots, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations.

In May 2025, we announced the BlinkForward Initiative, a strategic restructuring plan, aimed at accelerating the Company’s path to profitability and enhancing operational efficiency. Key pillars of the BlinkForward Initiative were designed to transform the Company into a more agile and lean organization. This included a significant reduction in our global workforce from 513 to approximately 320 as of the filing of this Annual Report, reductions in other operating, general and administrative expenses, and a shift to contract manufacturing for our EV hardware, to reduce overhead expenses and focus on our intellectual property and customer experience efforts. The transition to contract manufacturing was completed in January 2026, and Blink no longer maintains manufacturing facilities in-house. Additionally, we focused on expansion of our DC Fast Charging (“DCFC”) network through deployment of high-speed chargers in strategic, high-utilization locations. As a part of this focus, we launched a capital raise process and completed a $20 million funding round via the public markets in December 2025.

In July 2025, Blink acquired Zemetric Inc and its subsidiaries (“Zemetric”) which filled identified gaps in our product line related to software-driven fleet management and energy management services, and a lower-cost Level 2 charger hardware lineup.  Following the transaction, Harmeet Singh, Zemetric’s CEO, became Blink’s new Chief Technology Officer.

As of December 31, 2025, there were approximately 66,350 chargers connected to the Blink Network. Of those, approximately 58,850 were Level 2 commercial chargers and approximately 1,920 DCFC were commercial chargers, Included on Blink Network is approximately 8,250 chargers owned by us. Another estimated 23,450 units were non-networked, on other networks, international sales, or deployments, which includes public and private chargers, net of swap-outs, replacement units, and decommissioned units. Certain commercial chargers include chargers installed in residential settings for commercial purposes. All chargers, including at all international Blink locations, are categorized based on U.S. Department of Energy guidelines.

As an EV charging station leader, we understand our corporate social responsibility and remain steadfast in our commitment to fostering a cleaner, improved global environment. By prioritizing our environmental, social, and governance initiatives, we consistently enhance our standing within the EV industry as a responsible and value-enhancing service provider within the ecosystem. Upholding sustainable procurement, we are actively aligning with partners who share our vision for societal advancement and uphold ethical business standards. As our technology advances, we are devoted to implementing recycling programs aimed at repurposing older products.

Industry Overview

Electric vehicle adoption continued to expand globally during 2025. According to the Wedbush AutoTech Market Monitor (Q4 2025), approximately 25% of new vehicles sold globally in 2025 were electric, reflecting continued penetration across major automotive markets.

Public fast charging infrastructure expanded materially during 2025. Paren, a specialized EV-charging data analytics platform that monitors approximately 95% of all U.S. DC fast-charging infrastructure in real time, reported in The Paren State of the U.S. Fast Charging Industry Report for Full Year 2025 that 18,041 new DC fast charging ports were added in the United States, representing approximately 30% year-over-year growth. Deployment activity accelerated throughout the year, with 5,769 ports added in the fourth quarter, the highest quarterly total on record. As of year-end 2025, the U.S. had 70,007 public DC fast charging ports. The majority of new deployments were funded by private network operators, with NEVI-funded infrastructure representing approximately 3% of new ports added during 2025. Average nationwide utilization remained stable, with utilization averaging 16.4% in the fourth quarter of 2025, indicating that additional capacity was absorbed without a material decline in utilization. There is wide variation among states, and utilization remained highest in dense metropolitan areas and along major travel corridors.

McKinsey, a global consultancy, estimated in its DC fast charging industry report at the end of 2023 (Can Public EV Fast-Charging Stations Be Profitable in the United States?) that around 20% utilization is required for DC early economic viability and 25% - 30% utilization represents attractive economics.

Network reliability improved during 2025. Paren reported that most U.S. states recorded average reliability levels in the low 90% range, reflecting improvements in hardware performance and maintenance practices. Reliability gains were supported by replacement of legacy equipment and the deployment of newly installed ports with higher baseline performance.

Charging technology continued to advance. New public fast charging deployments increasingly shifted toward higher-power equipment. Paren reported that the share of newly deployed 250 kW and higher power ports increased throughout 2025, reaching 51% of new non-Tesla deployments in the fourth quarter, while lower-power ports represented a declining share of new installations.

Public fast charging prices remained relatively stable during 2025. Paren reported that average prices across most U.S. states ranged between $0.45 and $0.53 per kilowatt-hour. Fixed per-kilowatt-hour pricing remained the predominant pricing model, accounting for approximately 80% of pricing structures nationwide. While pricing varied by metropolitan area, particularly in higher-utilization markets, overall pricing levels remained stable during the year.

Overall, industry data indicate that the electric vehicle charging sector continued to scale during 2025, characterized by increased infrastructure deployment, rising charging demand, improving reliability, higher-power charging capabilities, and stable pricing.

Our EV Charging Solutions

We offer a variety of EV charging products and services to Property Partners and EV drivers.

EV Charging Solutions

●	Level 2. We offer a wide range of Level 2 (AC) EV charging equipment, ideal for commercial and residential use, with the North American Standard J1772 connector, the North American Charging Standard (“NACS”) connector, and the Type 2 connector compatible with EVs in Europe,

Our commercial Level 2 chargers consist of the EQ (Europe & the UK), and the Series 7, 8, and 10 families (North America), which are available in pedestal, wall mount, and pole mount configurations. As a result of the Zemetric acquisition by Blink, we now have a next generation, intelligent and flexible Level 2 charger, the Shasta, that was built with ISO 15118 readiness (enabling “Plug & Charge” functionality) and high interoperability, allowing it to work seamlessly across different network standards. The Series 7, 8, and 10 families and the Shasta chargers offer an optional cable management system. Our chargers can all connect to the Blink Network for a wide range of software solutions. Level 2 charging stations typically provide a full charge in five to ten hours. Level 2 chargers are ideally suited for low-cost installations and are frequently used in parking locations, such as workplaces, multifamily residential, retail, hospitality, and mixed-use, parking garages, such as those operated by municipalities, universities/schools, hospitals and airports.

●	International Products. We offer Level 2 AC and DC products for the rapidly expanding international markets targeted at the residential, workplace, retail, parking garages, leasing companies, hospitality, and other locations. These products are available with the Type 2, GBT, and CCS2 connectors and include the EQ 200 and other third-party hardware sourced based on the Company’s specific requirements.

●	DCFC. We offer a complete line of DCFC equipment that ranges from 30kW to 600kW, supporting the NACS, CCS1, and ‘CHAdeMo’ connectors, and typically can provide an 80% charge in less than 30 minutes. Installation of DCFC stations and grid requirements are typically greater than Level 2 charging stations and are ideally suited for dense metropolitan areas and locations between long distance travel destinations. These include our 30kW-360kW All-In One DC Fast Chargers, and Distributed Cabinet and Dispenser DC Fast Chargers up to 600kW.

●	Blink Network. The Blink Network is a cloud-based software platform that manages our network of EV chargers around the world for remote monitoring, management, pricing, payment processing, customer support, load management, roaming, data reporting, and other features.

●	Blink Charging Mobile App. We offer Blink Charging Mobile Apps (iOS and Android) that provide convenience for EV drivers by allowing them to search for nearby chargers and amenities. The app also includes charger information like speed and availability and incorporates payment functionality, eliminating the need for a credit card.

●	Energy Management Systems. We offer Energy Management Systems (“EMS”) to fleets to optimize their energy costs. Our EMS solution can be integrated into existing charger and fleet management solutions, which allows Blink to be a flexible and value-added solution within existing software stacks.

Competitive Advantages/Operational Strengths

Long-Term Contracts with Property Owners. We have strategic and often long-term agreements that include location exclusivity with Property Partners across numerous transit/destination locations, including airports, car dealers, healthcare/medical, hotels, mixed-use facilities, municipal locations, multifamily residential, and condo, parks and recreation areas, parking lots, religious institutions, restaurants, retailers, schools and universities, stadiums, supermarkets, transportation hubs, and workplace locations. Property Partners include well-recognized companies, large municipalities, government entities and local businesses. We continue to generate new contracts with Property Partners that previously secured our services independently or had contracts with the EV service providers that we acquired in the past.

Vertically integrated platform and IP, with outsourced manufacturing. We are a vertically integrated charging equipment and software provider from design through network operations, and we leverage contract manufacturing partners for hardware production. This model allows us to control product roadmap, software, and customer experience, while reducing fixed overhead and focusing on our intellectual property and operational uptime.

Differentiated but Flexible Business Models. We own, operate and supply proprietary electric vehicle charging equipment and networked EV charging services. We believe that our ability to provide various business models, and to leverage our proprietary technology to meet both Property Partners’ and EV drivers’ needs, is creating a competitive advantage for Blink, which will enhance access to long-term growth opportunities at profitable margins, in the markets where we operate.

Ownership and Control of EV Charging Stations and Services. We own and operate a considerable percentage of our charging stations, which is a significant differentiation between us and some of our primary competitors. This owner-operator model allows us to control the settings and pricing for our EV charging services, service the equipment as necessary, and have more effective brand management and price uniformity. For stations that we do not own, we are making our best efforts to encourage owners to keep the stations operating in good order and, in some cases, to replace faulty stations with our new charging station equipment.

Our Growth Strategy

Our objective is to continue to grow as a vertically integrated and leading provider of EV charging solutions by deploying EV charging infrastructure at mass scale. By doing so, we aim to enable the accelerated growth of EV adoption and the EV industry. Key elements of our growth strategy include:

●	Relentless Focus on Customer Satisfaction. Our objective is to increase overall customer satisfaction among new and existing Property Partners and EV drivers. This entails prioritizing charger uptime and availability while expanding and enhancing EV charging infrastructure within densely populated regions of high demand. We are committed to optimizing the productivity and utilization of existing EV charging stations, as well as enhancing the key features of our EV charging station hardware and Blink Network.

●	Pursue Strategic Opportunities to Expand Blink-Owned Turnkey and Hybrid Models. We have structured our business to identify and pursue opportunities to develop Blink’s owner and operator business model with locations that have potential for high utilization, where grant or rebate funds are available, and where we can realize long-term benefit for the EV charging location and anchor recurring revenue.

●	Continue to Invest in Technology Innovations. We continue to enhance product offerings available in our EV charging hardware, cloud-based software, and networking capability in the U.S. and internationally. Our Networks can serve a wide variety of EV equipment, languages, currencies, and applications, allowing Blink to stay competitive in the fast-moving EV charging landscape. Concurrently, the mobile app creates seamless driver charging experience. Our software implementation allows us to remain technology agnostic to enable the onboarding of Open Charge Point Protocol (“OCPP”) compliant equipment from other manufacturers onto our network.

●	Strengthen and Support our Human Capital. Our experienced employees and management team are our most valuable resources. Attracting, training, and retaining key personnel has been and will remain critical to our success. To achieve our human capital goals, we intend to stay focused on providing our personnel with entrepreneurial opportunities to expand our business within their areas of expertise. We will also continue to provide our personnel with personal and professional growth opportunities, including additional training, performance-based incentives such as opportunities for stock ownership, and other competitive benefits.

●	Expand Sales and Marketing Resources. We intend to further invest in sales and marketing infrastructure to capitalize on market growth and expand our go-to-market strategy while maintaining a disciplined approach to expenses. We use a direct sales force, as well as maintaining relationships with notable reseller partners and electrical equipment distributors.

●	Seek Strategic Acquisition Opportunities. We seek domestic and international acquisition opportunities which are accretive towards our profitability targets, while allowing us to expeditiously expand our footprint of EV charging station locations, product offerings, and Blink Network’s reach.

●	Leverage Our Early Mover Advantage. We continue to leverage our extensive and defendable early-mover advantage and the digital customer experience we have created for both EV drivers and Property Partners. Our established network, scale, and software platform enable drivers to transact charging sessions across a single, cohesive network. Blink chargers are deployed across North America, mainland Europe, and the United Kingdom, providing broad geographic coverage and reinforcing network effects that support continued driver engagement and partner adoption.

●	Appropriately Capitalize Our Business. We continue to pursue new potential capital sources to deliver critical operational objectives and the necessary resources to execute our long-term growth strategy. The EV charging industry, in general, is undercapitalized to deliver the full potential of expected EV market growth. We expect to retain our leadership position with new growth capital as required.

Sales

Our sales organization builds and maintains long-term business relationships with our customers by utilizing our three core business models, outlined above. These business models provide a high degree of flexibility to match host location goals and objectives for EV charging with our premier equipment and software solutions. Our team identifies locations that have the potential to create long-term, recurring value for the Property Partner and Blink. Sales personnel can pivot to host-owned equipment sales , the hybrid-ownership model or the charging-as-a-service models as a function of our evaluation of whether the location is as a promising generator of future repeat and recurring revenues. The team strives to maintain a balance between equipment sales that grow revenue today, and owner-operator sites at locations that have potential to generate strong repeat and recurring revenues in the future.

We also engage with strategic distributor and reseller partners across a range of vertical markets within the US, mainland Europe, and the UK. These organizations typically have unique relationships or capabilities within their respective markets and provide Blink with additional sales opportunities and market coverage. These partnerships amplify Blink’s sales reach and are authorized to sell our EV charging hardware, software services (connectivity to the Blink Network), and extended warranty service plans.

In 2025, we continued diversifying our global footprint by securing agreements with new customers across public and private commercial sectors. Our expansion into critical infrastructure, including major airport authorities, localities and cities, healthcare networks, and premium commercial hubs, underscores the versatility of the Blink ecosystem and our ability to capture demand in both the municipal and private commercial markets. Along with these new business relationships, we forged critical strategic relationships with organizations that directly or indirectly influence EV charging station purchase decisions.

Our internal marketing team works to promote and sell our services to a variety of vertical markets, and directly to EV drivers. We also utilize marketing and communication channels, including press releases, email marketing, website (www.blinkcharging.com), pay-per-click advertising, social media marketing, webinars, sponsorships, and partnerships, advertising, and conferences. Our website’s information is not, and will not be deemed, a part of this Annual Report or incorporated into any other filings we make with the SEC.

We anticipate continuing to grow our revenues by (i) selling our next generation of EV charging equipment to current as well as to new Property Partners across a variety of vertical markets, (ii) expanding our sales channels to wholesale distributors, utilities, OEMs, solar integrators, and dealers, which will include implementing EV charging station occupancy fees (after charging is completed, fees for remaining connected to the charging station beyond an allotted grace period) and subscription plans for EV drivers on our company-owned public charging locations, (iii) adding Blink owned and operated charging stations in locations with increasing utilization metrics, and (iv) offering maintenance and extended warranty programs for our chargers and services.

Our Customers and Partners

We have strategic partnerships across numerous vertical market locations and have hundreds of Property Partners that include well-recognized companies, large municipalities, and local businesses. We strive to engage all Blink-owned turnkey and hybrid property partners with exclusive EV charging contracts. This strategy further supports our owner-operator model to generate repeat and recurring revenue for Blink. We continue to establish new contracts with Property Partners that previously secured our services independently or had prior contracts with EV service providers that Blink has acquired.

Our revenues are primarily derived from fees charged to EV drivers for EV charging in public locations, EV charging hardware sales, Blink Network fees, and sales of equipment warranties. EV charging fees to drivers are generally based on an hourly rate, by energy dispensed per kilowatt-hour (“kWh”), and/or by session. Such fees are calculated based on various factors, including associated station costs, competitive activities, and local electricity tariffs. EV charging hardware is sold to our customers engaged with our host-owned business model. Additionally, we generate revenues from our EV car-sharing program through Envoy, which allows customers the ability to retain electric vehicles through a subscription service.

We are focused on profitable international expansion and have made significant progress at expanding our business outside of North America, focusing primarily on mainland Europe and the United Kingdom.

Our Competition

The EV charging equipment and service market is highly competitive, and we expect the market to become increasingly competitive as new entrants enter this growing market. Our products and services generally compete on product performance and features, the total cost of ownership, quality of customer experience, sales capabilities, financial stability, brand recognition, product reliability, and the installed base’s size. Notable competitors in the US currently include ChargePoint, which manufactures EV charging equipment and operates the ChargePoint Network, EVgo and Electrify America, who offer high-speed DC fast public charging with pay-as-you-go and subscription models, and Tesla. Other companies include Loop, Swtch, Flo, Clipper Creek, StarCharge, Wallbox, Autel, and EV Connect. Many other EV charging companies offer non-networked or “basic” chargers with limited customer leverage but could provide a low-cost solution for basic charger needs in commercial and home locations.

We continue to differentiate ourselves through a flexible, multi-industry approach bridging the gap between essential public infrastructure and private commercial hubs. By offering various deployment configurations, from direct sales to our Owner-Operator and Hybrid models, we aim to provide the right solution at the right price for our customers. This vertical integration ensures that we don’t just sell a product; we own the charging experience. We believe that this “owner-operator” differentiation de-risks our partners’ investment while securing Blink’s position in the global EV ecosystem.

Government Grants

We have a dedicated team that identifies and pursues federal, state and international funding opportunities in the US, mainland Europe and the UK for EV charging infrastructure development. Grants for EV charging infrastructure accelerate the deployment of EV charging infrastructure at the scale needed to accompany the rapid growth in the percentage of EVs in vehicle fleets in the markets in which we operate. We are committed to pursuing EV charging development grant opportunities in all U.S. states where they are available. Funding sources in the U.S. include the Department of Energy, Department of Transportation, Department of Agriculture, the VW mitigation settlement trust fund, funding initiatives from utility service providers and various state, and local jurisdictions. Blink has recently completed grant projects in Maryland, Illinois, New Jersey, Florida, and Delaware, increasing our DCFC footprint throughout the East Coast and Midwest, with additional projects slated for deployment in 2026 and beyond.

Disclosure Related to Climate Change

In March 2024, the SEC adopted rules mandating disclosure of climate-related risks and greenhouse gas emissions in companies’ annual reports and registration statements, with compliance requirements phased in beginning with fiscal year 2025 filings for certain registrants. In April 2024, the SEC stayed the rules’ effectiveness pending judicial review. In March 2025, the SEC voted to formally withdraw its legal defense of the rules, and they remain stayed pending the outcome of the judicial proceedings.

Privacy and Data Security Laws

We are currently subject, and/or may in the future be subject to numerous privacy and data security laws. For example, some U.S. states, members of the European Economic Area, the United Kingdom, and many other jurisdictions in which we operate have adopted some form of privacy and data security laws and regulations which impose significant compliance obligations.

The European Union’s General Data Protection Regulation (“GDPR”) is a comprehensive data privacy law that came into effect in May 2018. It is wide-ranging in scope, and imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, requirements around data breach and notification, and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data outside of the European Union (“EU”), provides enforcement authority, and authorizes the imposition of large penalties for noncompliance, including the potential for significant fines. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between Blink Charging and its subsidiaries, including employee information. The GDPR has increased our responsibility and potential liability in relation to all types of personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase its cost of doing business, and despite our ongoing efforts to bring our practices into compliance with the GDPR, we may not always be successful.

Additionally, we are governed by a California state privacy law called the California Consumer Privacy Act of 2018 (“CCPA”), which contains requirements similar to those to the GDPR for the handling of personal information for California residents. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as that word is broadly defined in the CCPA), and new ways for such consumers to opt out of certain sales of personal information, and to allow for a new cause of action for data breaches. Further, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”) in November 2020. Effective starting on January 1, 2023, the CPRA significantly modifies the CCPA, including by expanding the consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency, the California Privacy Protection Agency (“CPPA”), that is vested with authority to implement and enforce the CCPA and the CPRA. More recently, several other states have passed or are in the process of passing comprehensive data privacy laws, including the Virginia Consumer Data Protection Act (“VCDPA”), the Colorado Privacy Act (“CPA”), the Connecticut Data Privacy Act (“CTDPA”), and the Utah Consumer Privacy Act (“UCPA”). The Virginia law became effective on January 1, 2023; the Colorado law became effective on July 1, 2023; and the Connecticut law became effective on July 1, 2023. The Utah Privacy Act came into force on December 31, 2023, and there are expected legislative changes in other states as well, shaping the evolving national data privacy landscape.

The GDPR, CCPA, CPRA, VCDPA, CPA, CTDPA and UCPA exemplify the exposure of our business to the evolving regulatory environment related to personal data. Our compliance costs and potential liability may increase as a result of such additional regulatory requirements related to data privacy and data security. Some U.S. states, members of the European Economic Area, the United Kingdom, and many other jurisdictions in which we operate have adopted or are in the process of adopting privacy and data security laws and regulations which impose significant compliance obligations.

Environmental, Social, and Governance (ESG)

We are committed to sourcing only responsibly produced materials. We have a zero-tolerance policy when it comes to child or forced labor and human trafficking by our suppliers.

Government Regulation and Incentives

State, regional and local regulations for installing EV charging stations vary by jurisdiction and may include requirements around permitting, inspection, licensing, and certifications. Compliance with such regulations may cause installation delays.

We intend to continue to vigorously seek incentives such as government grants, loans, rebates, and subsidies, as cost-effective means of reducing our capital investment in the promotion, purchase and installation of charging stations where applicable. A range of incentives are currently offered to encourage electric vehicle adoption at the federal, state and local levels.

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

Waste Handling and Disposal

We are subject to laws and regulations regarding the handling and disposal of hazardous substances and solid wastes, including electronic wastes and batteries. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste, and may impose strict, joint, and several liability for the investigation and remediation of areas where hazardous substances may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, in the United States and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include current and prior owners or operators of the site where the release occurred as well as companies that disposed of or arranged for the disposal of hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they imposed. We may handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment.

We also generate solid wastes, which may include hazardous wastes that are subject to the requirements of the Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. While RCRA regulates both solid and hazardous wastes, it imposes strict requirements on the generation, storage, treatment, transportation, and disposal of hazardous wastes. Certain components of our products are excluded from RCRA’s hazardous waste regulations, provided certain requirements are met (as detailed in the section “CESQG,” below). However, if these components do not meet all the established requirements for the exclusion, or if the requirements for the exclusion change, we may be required to treat such products as hazardous waste, which are subject to more rigorous and costly disposal requirements. Any such changes in the laws and regulations, or our ability to qualify the materials it uses for exclusions under such laws and regulations, could adversely affect our operating expenses.

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

CESQG

As a Conditionally Exempt Small Quantity Generator (“CESQG”), we generate a limited quantity of hazardous waste, mainly solvent contaminated wipes, which are transported to local solid waste facilities. Scrapped electronic boards are transported to a local recycler. A CESQG of hazardous waste is defined as a generator that:

●	produces no more than 100 kg (220 lbs.) of hazardous waste per calendar month;

●	produces no more than 1 kg (2.2 lbs.) of acute hazardous waste per calendar month;

●	never accumulates more than 1,000 kg (2,204 lbs.) of hazardous waste at any one time; and

●	never accumulates more than 1 kg (2.2 lbs.) of acute hazardous waste at any one time.

The use of our machinery and equipment must comply with the following applicable laws and regulations, including safety and environmental regulations:

●	General Safety for All Employees – Includes health hazard communication, emergency exit plans, electrical safety-related work practices, office safety, and hand-powered tools.

●	Technicians and Engineers – Only authorized persons (technicians and engineers) perform product testing and repair in the facility’s production and engineering areas, including those engineers involved in field service work. Regulations include control of hazardous energy sources and the use of personal protective equipment.

●	Logisticians – Includes forklift operations performed only by certified shipping/receiving personnel and material handling and storage.

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

Human Capital Resources

Our experienced employees and management team are some of our most valuable resources, and we are committed to attracting, motivating, and retaining top talent. As of December 31, 2025, we had 320 employees and contractors. With exception of Belgium, none of our employees are represented by a union or covered by a collective bargaining agreement.

Two employees in our Belgian entity are represented by a union in accordance with Belgian labor legislation. Due to the size of the Belgian company (at time of mandatory social elections) within the applicable joint committee, a union delegation (CPBW) was required and put in place. These employees are based in our Antwerp office.

We have not experienced any work stoppages, and we consider our relationship with our employees to be good.

Our success is directly related to the satisfaction, growth, and development of our employees. We strive to offer a work environment where employee opinions are valued and allow our employees to use and augment their professional skills. To achieve our human capital goals, we intend to remain focused on providing opportunities to expand our business within their areas of expertise and continue to provide our personnel with opportunities for growth. We emphasize several measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation and pay equity.

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

Available Information

We maintain a corporate website at www.blinkcharging.com. Our website’s information is not, and will not be deemed, a part of this Annual Report or incorporated into any other filings we make with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our corporate governance documents, including our code of conduct and ethics, are also available on our website. In this Annual Report, we incorporate by reference certain information as identified herein from parts of our proxy statement for our 2025 Annual Meeting of Stockholders, which we will file with the SEC and will be available, free of charge, on our website. Reports of our executive officers, directors, and any other persons required to file securities ownership reports under Section 16(a) of the Exchange Act are also available on our website.

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

We have experienced substantial net losses, and we expect to continue to incur substantial losses for the foreseeable future. We incurred net losses of approximately $83.4 million, $201.3 million and $203.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had net working capital of approximately $26 million and an accumulated deficit of approximately $822 million. We have not yet achieved profitability.

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

Our revenue growth ultimately depends on consumers’ willingness to adopt EVs in a market that is still in its early stages.

Our growth is highly dependent upon the adoption by consumers of EVs, and we are subject to the risk of reduced demand for EVs. If the market for EVs does not gain broader market acceptance or develops slower than we expect, our business, prospects, financial condition and operating results will be harmed. The market for electric vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of alternative fuel vehicles, specifically EVs, include:

●	perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs;
●	the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use;
●	limitations in the development of battery technology;
●	concerns regarding the stability of the electrical grid and the rising price of electricity;
●	improvements in the fuel economy of the internal combustion engine;
●	the initial cost of purchasing EVs compared to conventional gas-powered automobiles;

●	the number, price and variety of EV models available for purchase;
●	consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive;
●	EV supply chain disruptions including availability of certain components such as semiconductors, microchips, and lithium, availability of batteries and battery materials, and geopolitical, tariff, and trade issues that may disrupt the EV supply chain;
●	volatility in the cost of oil and gasoline and the impact of international conflicts;
●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;
●	access to charging stations, standardization of EV charging systems and consumers’ perceptions about convenience and cost to charge an EV; and
●	the availability of tax and other governmental incentives to purchase and operate EVs or future regulation requiring increased use of zero emission vehicles.

The influence of any of the factors described above may negatively impact the widespread consumer adoption of EVs, which would materially and adversely affect our business, operating results, financial condition and prospects.

War, terrorism, other acts of violence or natural or human-made disasters may affect the markets in which we operate, our customers, our delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

Our business may be adversely affected by instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or human-made disasters, including famine, flood, fire, earthquake, storm or public health crises. Such events may cause customers to suspend their decisions on using our services, make it impossible for us to render our services, cause restrictions, and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our personnel and to physical facilities and operations, which could materially adversely affect our financial results.

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

To meet higher fuel efficiency and greenhouse gas emission standards for passenger vehicles, automobile manufacturers are increasingly using technologies, such as turbocharging, direct injection and higher compression ratios, which require high octane gasoline. If fuel efficiency of vehicles continues to rise, and the affordability of internal combustion vehicles increases, the demand for electric vehicles could diminish. If consumers no longer purchase EVs, or purchase fewer EVs, it would materially and adversely affect our business, operating results, financial condition and prospects.

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

We rely on a limited number of vendors for design, transfer review, manufacturing, and testing of EV charging equipment which is generally sole sourced with respect to components as well as aftermarket maintenance and warranty services. The reliance on a limited number of vendors increases our risks, since we do not currently have proven reliable alternative or replacement vendors beyond these key parties. In the event of production interruptions or supply chain disruptions including but not limited to availability of certain key components such as semiconductors, we may not be able to take advantage of increased production from other sources or develop alternate or secondary vendors without incurring material additional costs and substantial delays. Therefore, our business would be adversely affected if one or more of our vendors were impacted by any interruption at a particular location.

If we or our suppliers experience a significant increase in demand, or if we need to replace an existing supplier, we may not be able to supplement service or replace them on acceptable terms, which may impact our ability to install chargers in a timely manner. Thus, the loss of any significant vendor would have an adverse effect on our business, financial condition and operating results.

We may be adversely affected by inflationary or market fluctuations, including the impact of tariffs, in the cost of products consumed in providing our services or our cost of labor.

The prices we pay for the principal items we consume in performing our services are dependent primarily on current market prices. We have consolidated certain supply purchases with national vendors through agreements containing negotiated prospective pricing. In the event such vendors are not able to comply with their obligations under the agreements and we are required to seek alternative suppliers, we may incur increased costs of supplies and/or supply disruptions.

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

Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in our services and operations and loss, misuse, encryption or theft of data. Computer malware, viruses, computer hacking, cyberattacks and phishing attacks against online networking platforms have become more prevalent and may occur on our systems in the future. Any attempts by hackers to disrupt our website service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation or brand. Our network security business disruption insurance may not be sufficient to cover significant expenses and losses related to direct attacks on our website or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and services and technical infrastructure may harm our reputation, brand and our ability to attract customers. Any significant disruption to our website or internal computer systems could result in a loss of customers and could adversely affect our business and results of operations.

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

We have a disaster recovery program to transition our operating platform and data to an alternative location in the event of a catastrophe. However, there are several factors ranging from human error to data corruption that could materially lengthen the time our platform is partially or fully unavailable to our user base as a result of the transition. If our platform is unavailable for a significant period of time as a result of such a transition, especially during peak periods, we could suffer damage to our reputation or brand, and loss of revenues, all of which could adversely affect our business and financial results.

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

If we are unable to keep up with advances in EV technology, we may suffer a decline in our competitive position. The EV industry is characterized by rapid technological change. If we are unable to keep up with changes in EV technology, our competitive position may deteriorate, which would materially and adversely affect our business, prospects, operating results and financial condition. As technologies change, we plan to upgrade or adapt our EV charging stations and Blink Network software to continue to provide EV charging services with the latest technology. However, due to our limited cash resources, our efforts to do so may be limited. Any failure of our charging stations to compete effectively with other manufacturers’ charging stations will harm our business, operating results and prospects.

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

To achieve the above-mentioned targets, the general strategies of our company are to maintain and search for appropriate talent who have innovative mindset and initiatives, as well as to keep a close eye on expansion opportunities through merger and/or acquisition.

We may be unable to successfully integrate recent acquisitions in a cost-effective and non-disruptive manner.

Our success depends on our ability to grow our business and enhance and broaden our product offerings in response to changing customer demands, competitive pressures, and advances in technologies. We continue to search for viable acquisition candidates or strategic alliances that would expand our market presence and enhance our operating margins. Accordingly, we have previously and may in the future pursue the acquisition of, investments in or joint ventures relating to, new businesses, products or technologies as a part of our growth strategy instead of developing them internally. Our future success will depend, in part, upon our ability to manage the expanded business following these transactions, including challenges related to the management and monitoring of new operations and associated increased costs and complexity associated with our past acquisitions as well as future acquisitions. Other risks involving potential future and completed acquisitions and strategic investments include:

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

We hold employer liability insurance generally covering death or work-related injury of employees. We hold product and general liability insurance covering certain incidents involving third parties that occur on or in the premises of our company. We maintain business interruption insurance for key locations. Additionally, we hold cybersecurity insurance for certain claims associated with data breaches, cyberattacks, and other information security incidents. We also maintain directors’ and officers’ liability insurance for certain claims that may arise against our leadership.

Our insurance coverage may be insufficient to cover any claim for, or due to, product liability, damage to our fixed assets, inventory or employee injuries, cyber incidents, regulatory investigations, and litigation. Any liability or damage to, or caused by, our facilities, our personnel, our information systems, or actions taken by our directors and officers beyond our insurance coverage may result in our incurring substantial costs and a diversion of resources.

Our future success depends on our ability to attract and retain highly qualified personnel, including our President and Chief Executive Officer.

Effective February 1, 2025, Michael Battaglia was named as our new President and Chief Executive Officer. Mr. Battaglia joined our company in 2020 and assumed increasingly senior positions with us, including Chief Operating Officer and Chief Revenue Officer.

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

We are in a highly competitive EV charging services industry and there can be no assurance that we will be able to compete with our competitors, some of which are larger and have greater financial resources.

We face strong competition from competitors in the EV charging services industry, including competitors who could duplicate our model. Many of these competitors may have substantially greater financial, marketing and development resources and other capabilities than us. In addition, there are very few barriers to entry to the market for our services. There can be no assurance, therefore, that any of our current and future competitors, many of whom may have far greater resources, will not independently develop services that are substantially equivalent or superior to our services. Therefore, investment in our company is risky and speculative due to the competitive environment in which we may operate.

Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence and driver price. Further, many of our competitors may be able to utilize substantially greater resources and economies of scale to develop competing products and technologies, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. If the market for EV charging stations expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their product lines. To secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

If a third party asserts that we are infringing upon its intellectual property rights, whether successful or not, it could subject us to costly and time-consuming litigation or expensive licenses, and our business may be harmed.

The EV and EV charging industries are characterized by the existence of many patents, copyrights, trademarks and trade secrets. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, although we have acquired other companies’ proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Intellectual property infringement claims against us could harm our relationships with our customers, may deter future customers from subscribing to our services or could expose us to litigation with respect to these claims. Even if we are not a party to any litigation involving a customer and third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.

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

Our business is subject to a variety of federal, state and international laws and regulations, including those with respect to government incentives promoting electric vehicles and others. These laws and regulations, and the interpretation or application of these laws and regulations, could change. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in diminished revenues from government sources and diminished demand for our products. In addition, new laws or regulations affecting our business could be enacted. These laws and regulations are frequently costly to comply with and may divert a significant portion of management’s attention. If we fail to comply with these applicable laws or regulations, we could be subject to significant liabilities which could adversely affect our business.

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

We conduct business globally and file income tax returns in multiple jurisdictions. Our consolidated effective income tax rate could be materially adversely affected by several factors, including: changing tax laws, regulations and treaties, or the interpretation thereof (such as the United States Inflation Reduction Act of 2022 which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations); the implementation of the U.S. Corporate Alternative Minimum Tax (CAMT) effective in 2024, which imposes 15% minimum tax on large corporations based on adjusted financial statement income; tax policy initiatives and reforms under consideration (such as those related to the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting, or BEPS, project, the European Commission’s state aid investigations and other initiatives); the ongoing global implementation of the OECD’s Pillar Two framework, establishing a 15% global minimum tax, which may impact multinational tax planning strategies; the practices of tax authorities in jurisdictions in which we operate; the resolution of issues arising from tax audits or examinations and any related interest or penalties. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends, royalties and interest paid. Additionally, some U.S. state-level tax reforms may influence our overall tax obligations depending on our operational footprint.

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

As disclosed under Item 9A., Controls and Procedures, management concluded that material weaknesses in our internal control over financial reporting existed as of December 31, 2025. We identified deficiencies related to the information and communication component as specified within the Internal Control Framework, that assessed the source of controls necessary to ensure the reliability of information used in financial reporting.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report and in our consolidated financial statements included herein. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for credit losses, inventory reserves, impairment of goodwill, indefinite-lived and long-lived assets, product warranty accrual, valuation allowances for deferred tax assets, valuation of common stock warrants, valuation of intangible assets acquired from acquisitions, valuation of earn-out liabilities and share-based compensation. Our financial condition and results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

Risks Related to Ownership of Our Securities

Our common stock price fluctuated significantly in 2025 and is likely to continue to fluctuate from its current level in 2026; our common stock must maintain a minimum closing bid price of $1.00 to satisfy Nasdaq continued listing standards.

The market price of shares of our common stock fluctuated significantly in 2025 and is likely to continue to fluctuate from its current level in 2026. During 2025, for example, the closing price of our shares ranged from a low of $0.64 per share to a high of $3.62 per share and, through March 27, 2026, our stock price this year ranged from a low of $0.54 per share to a high of $0.92 per share. Future announcements concerning the introduction of new products, services or technologies or changes in product pricing policies by us or our competitors or changes in earnings estimates by analysts, among other factors, could cause the market price of our common stock to fluctuate substantially. Also, stock markets have experienced extreme price and volume volatility in the last twelve months. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of specific companies. EV and related companies like us, as a group, have experienced these broad market fluctuations, which have caused declines in the market prices of their common stock. Investors seeking short-term liquidity should be aware that we cannot provide assurance that our stock price will increase to previously higher levels.

Additionally, to maintain the listing of our common stock on The Nasdaq Capital Market, we are required to maintain, among other requirements, a minimum closing bid price of $1.00 per share. If we cannot maintain at least this price for 30 consecutive trading days to satisfy The Nasdaq Capital Market continued listing standards, our common stock could be delisted, (following limited additional time to regain compliance) which would harm our business, the trading price of our common stock, our ability to raise additional capital and the liquidity of the market for our common stock. We may explore alternative means to maintain compliance such as a reverse stock split.

Failure to meet Nasdaq’s continued listing requirements could result in the delisting of our common stock, negatively impact the price of our common stock, and negatively impact our ability to raise additional capital.

We must continue to satisfy Nasdaq’s continued listing requirements, including, among others, certain corporate governance requirements and a minimum closing bid price requirement of $1.00 per share. If a company fails for 30 consecutive trading days to meet the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements.

On January 26, 2026, the Company received a deficiency letter (the “Notice”) from Nasdaq notifying the Company that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive trading days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). The Notice has no immediate effect on the continued listing status of the common stock on The Nasdaq Capital Market and, therefore, the Company’s listing currently remains fully effective.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided with a compliance period of 180 calendar days from the date of the Notice, or until July 27, 2026, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of the common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive trading days prior to July 27, 2026.

If the Company is not in compliance with the Minimum Bid Requirement by July 27, 2026, the Company may be afforded a second 180 calendar day compliance period. To qualify for this additional compliance period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price requirement. We will evaluate available options to regain compliance with the Minimum Bid Requirement. However, no assurance can be given that we will regain compliance with the Minimum Bid Requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements.

If our common stock becomes subject to delisting, it would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. If we seek to implement a reverse stock split to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock.

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

We have a number of shares of common stock issuable upon exercise of outstanding warrants and stock options, an ATM common stock program in place and possible issuance of stock from the warrants granted in August 2025 to the former shareholders of Envoy Technologies; the issuance of such shares could have a significant dilutive impact on our stockholders.

As of March 27, 2026, we had outstanding warrants to purchase 5,804,799 shares of common stock and stock options to purchase 433,545 shares of common stock. Our Articles of Incorporation authorize us to issue up to 500,000,000 shares of common stock, which would permit us to issue up to an additional approximately 357,000,000 authorized, unissued shares of common stock, after giving effect to the approximate number of shares of common stock currently outstanding and the number of shares reserved for issuance under warrants and stock options.

On August 4, 2025, our wholly owned subsidiary, Envoy Technologies, Inc. (“Envoy Technologies”), entered into Amendment No. 4 (the “Fourth Amendment”) to the Agreement and Plan of Merger, dated as of April 18, 2023, with the Company, Envoy Technologies, Envoy Mobility, Inc. (“Mobility” and formerly Blink Mobility, LLC) and Fortis Advisors LLC, as equity holders’ agent (as previously amended, the “Merger Agreement”). Pursuant to the Fourth Amendment, the sole remaining payment obligation to the former shareholders of Envoy Technologies was fully satisfied, and we and Mobility were released from all claims and liabilities relating to such obligation, with the issuance of (x) $10,000 in shares of our common stock, valued based on the volume-weighted average trading price for the 25 trading days preceding the issuance date, and (y) warrants exercisable for shares of our common stock with an aggregate value of $11,000, divided into three tranches with vesting conditions based on specific stock price achievements, with outstanding unexercised warrants expiring twenty months after their issuance. We issued an aggregate of 9,696,882 shares of our common stock and issued warrants to purchase an aggregate of 3,898,177 shares of our common stock in full satisfaction of the consideration payable to the former shareholders of Envoy Technologies. The former shareholders of Envoy Technologies were granted registration rights for shares of our common stock initially issued and those issuable pursuant to the exercise of warrants. During the year ended December 31, 2025, 1,470,588 of warrants related to the first tranche of warrants had become exercisable upon meeting vesting conditions. Furthermore, 653,118 of these warrants were exercised during the year ended December 31, 2025. The remaining 2,427,589 warrants have not vested as of December 31, 2025.

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

We aim to incorporate industry best practices throughout our cybersecurity program and have live data recovery and breach policies in place. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks. Our cybersecurity program is designed to be aligned with applicable industry standards and is evaluated annually as a part of our Sarbanes-Oxley information technology control testing procedures. We carry cybersecurity insurance coverage intended to help mitigate certain financial exposures that could arise from cybersecurity incidents. Such coverage is intended to supplement, and not replace, our cybersecurity controls and risk management practices. Our cybersecurity insurance policies are designed to provide coverage for certain costs associated with incident response, forensic investigation, data restoration, notification obligations, regulatory defense, legal expenses, and certain third-party liabilities arising from data breaches or other cybersecurity events.

The Company periodically evaluates its cybersecurity insurance coverage in light of evolving cybersecurity risks, changes in the threat landscape, and developments in our business operations. While we believe that our cybersecurity insurance coverage is consistent with that maintained by similarly situated companies, such coverage is subject to policy limits, deductibles, exclusions, and other terms, and may not be sufficient to cover all losses or liabilities that may arise from a cybersecurity incident.

Our cybersecurity insurance program is one component of our broader cybersecurity risk management framework, which also includes administrative, technical, and physical safeguards designed to identify, assess, and mitigate cybersecurity risks affecting our systems, data, and operations.

We have processes to assess, identify, manage, and address material cybersecurity threats and incidents. These include annual and ongoing security awareness training for employees, vulnerability scanning, and code reviews, among others. We actively engage with industry groups for benchmarking and best practices awareness. While we are unaware of having been subjected to or impacted by a significant cybersecurity threat to date, we monitor internally discovered or externally reported issues that may affect our products and services and have processes to assess those issues for potential cybersecurity impact or risk.

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

Cybersecurity Governance

 Cybersecurity is an integral part of our risk management processes and a significant area of focus for the Board of Directors and management team. The Audit Committee is responsible for the cybersecurity component of our IT operations.

ITEM 2.	PROPERTIES.

We lease our principal executive offices and global headquarters at 17301 Melford Blvd, Bowie, Maryland 20715.

In addition, we lease office spaces in Bowie, Maryland; Los Angeles, California; Antwerp, Belgium; St Albans, England; and India (Noida and Bangalore), from which we operate our current business.

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

In September 2020, a shareholder derivative lawsuit, captioned Klein (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-19815CA01, was filed in Miami-Dade County Circuit Court seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “Klein Lawsuit”). Blink is named as a nominal defendant. The Klein Lawsuit asserted that the Director defendants caused Blink to make the statements at issue in the securities class action and, as a result, the Company incurred costs defending against the Bush Lawsuit and other unidentified investigations. The Klein Lawsuit asserted claims against the Director defendants for breach of fiduciary duties and corporate waste and against all of the defendants for unjust enrichment. Klein did not quantify the alleged damages in his complaint, but he sought damages sustained by the Company as a result of the defendants’ alleged breaches of fiduciary duties, corporate governance changes, restitution, and disgorgement of profits from the defendants and attorneys’ fees and other litigation expenses. In December 2020, another shareholder derivative action, captioned Bhatia (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. 20-27632CA01, was filed in Miami-Dade County Circuit Court against the same defendants in the Klein Lawsuit and asserted similar claims, as well as additional claims relating to the Company’s nomination, appointment and hiring of minorities and women and the Company’s decision to retain its outside auditor (the “Bhatia Lawsuit”). In June 2022, the court consolidated the Klein and Bhatia actions under the caption In re Blink Charging Company Stockholder Derivative Litigation, Lead Case No. 2020-019815-CA-01. In February 2022, a shareholder derivative lawsuit, captioned McCauley (derivatively on behalf of Blink Charging Co.) v. Farkas et al., Case No. A-22-847894-C, was filed in Clark County, Nevada seeking to pursue claims belonging to the Company against Blink’s Board of Directors and Michael Rama (the “McCauley Lawsuit”). Blink is named as a nominal defendant. The McCauley Lawsuit asserted similar claims and sought similar damages as the Klein Lawsuit. Following a mediation in April 2024, the parties entered into a Stipulation and Agreement of Settlement (the “Settlement”) dated June 26, 2025. The Settlement resolves the Derivative Actions in exchange for the Company undertaking certain corporate governance reforms, but does not require the director defendants to make any monetary payment as part of the Settlement. The Settlement includes a fee and expense award to plaintiffs’ counsel in the amount of $533 (the “Fee and Expense Award”), which the Company’s insurance carriers have paid. On September 29, 2025, plaintiffs’ counsel in the Derivative Actions filed a motion asking the Nevada court to grant final approval of the Settlement. On October 24, 2025, the Nevada court granted the motion. On October 29, 2025, the Nevada court issued an order and final judgment, approving the settlement and closing the case. On December 4, 2025, plaintiffs in the Florida Action filed a notice of voluntary dismissal with prejudice and the case was closed.

The Farkas Group, Inc. (“FGI”), a Florida corporation whose principal is former Company CEO, Michael D. Farkas, filed a demand for arbitration on April 1, 2024, alleging that the Company owes FGI commissions pursuant to a November 17, 2009 commission agreement between the parties. The Company filed an answer denying the claim and counterclaimed against FGI, Mr. Farkas, and one of his companies, NextNRG Holdings (“NEXT”), alleging that FGI, Mr. Farkas, and NEXT are in violation of non-compete agreements. NEXT later filed a petition with the Florida Superior Court to stay the arbitration as to NEXT. The Florida Court denied NEXT’s petition, and the arbitration resumed in March 2025. The arbitration hearing occurred in August 2025. In October 2025, the Arbitrator issued an interim award which requires the Company to provide an accounting within 90 days applying the Arbitrator’s determinations regarding the Commission Agreement. The Company anticipates that the accounting will result in a final award of less than $100 with an ongoing obligation to pay a de minimis monthly amount that is expected to decline to zero over time. The Arbitrator denied the Company’s claim for injunctive relief. The Arbitrator declined to award attorneys’ fees to either party.

In January 2026, the Company received a letter from the law firm Kaliel Gold PLLC dated November 19, 2025 notifying that the law firm intended to initiate consumer arbitrations before the American Arbitration Association on behalf of approximately 230 people. According to Kaliel Gold PLLC’s letter, the Company allegedly fails to disclose certain third-party fees and the price of its charging services. The Company has recently commenced an investigation and has not yet made any assessment as to whether the Company has engaged in any of the challenged activities. The Company is unaware of any proceedings, arbitration or otherwise, that have actually been commenced. As the Company has only recently learned of these potential claims, the Company cannot yet determine the potential exposure of the Company, the validity of the allegations or whether the allegations rise to the level of materiality.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock are traded on The Nasdaq Capital Market under the symbol “BLNK.”

Security Holders

As of March 27, 2026, we had approximately 451 stockholders of record and a greater number of beneficial holders for whom shares are held in a “nominee” or “street” name.

The closing price of our common stock on March 27, 2026, was $0.54 per share, as reported by The Nasdaq Capital Market.

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

The following stock performance graph compares the cumulative total stockholder return of the Company’s common stock with the cumulative total return of the S&P 500 index and the Russell 2000 index for the last five fiscal years. The graph assumes the investment of $100 in our common stock and each of such indices on December 31, 2020 and the reinvestment of dividends, as applicable.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Blink Charging Co.
S&P 500
Russell 2000

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2026 Russell Investment Group. All rights reserved.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2025 and 2024 should be read in conjunction with our consolidated financial statements and the notes to those consolidated financial statements that are included elsewhere in this Annual Report. This section generally discusses the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on April 9, 2025. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements.”

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

Overview

We are a leading owner, operator, and provider of EV charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various locations. Blink’s principal line of products and services is its Blink Network and Blink EV charging equipment and other EV-related services. The Blink Network is a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Network provides Property Partners, among other types of commercial customers, with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Network also provides EV drivers with vital station information, including station location, availability, and fees (as applicable).

To capture more revenues derived from providing EV charging equipment to commercial customers and to help differentiate Blink in the EV infrastructure market, Blink offers Property Partners a comprehensive range of solutions for EV charging equipment and services that generally fall into one of the three business models below, differentiated by who owns the equipment and who bears the costs of installation, equipment, maintenance, and the percentage of revenue shared.

●	In our Blink-owned turnkey business model, we incur the charging equipment and installation costs. We own and operate the EV charging station and provide connectivity of the charging station to the Blink Network. In this model, which favors recurring revenues, we incur most costs associated with the EV charging stations; thus, we retain substantially all EV charging revenues after deducting network connectivity and processing fees. Our agreement with the Property Partner typically lasts nine years, with extensions that can bring it to 27 years.

●	In our Blink-owned hybrid business model, we incur the charging equipment costs while the Property Partner incurs the installation costs. We own and operate the EV charging station and provide connectivity to the Blink Network. In this model, since the Property Partner incurs the installation costs, we share a more generous portion of the EV charging revenues with the Property Partner after deducting Blink Network connectivity and processing fees. Our agreement with the Property Partner typically lasts seven years, with extensions that can bring it to 21 years.

●	In our host-owned business model, the Property Partner purchases, owns, and operates the Blink EV charging station and incurs the installation costs. We work with the Property Partner by providing site recommendations, connectivity to the Blink Network, payment processing, and optional maintenance services. In this model, the Property Partner retains and keeps all the EV charging revenues after deducting Blink Network connectivity and processing fees.

We also own and operate car-sharing and ride-sharing programs through our wholly owned subsidiary, Envoy Mobility. These programs allow customers to share electric vehicles through subscription services and charge those cars through our charging stations.

As of December 31, 2025, there were approximately 66,350 chargers connected to the Blink networks. Of those, approximately 58,850 were Level 2 commercial chargers and approximately 1,920 DCFC were commercial chargers, Included on Blink networks are approximately 8,250 chargers owned by us. Another estimated 23,450 units were non-networked, on other networks, international sales, or deployments.

During the year ended December 31, 2025, the Company sold an aggregate of 681,330 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $909, less issuance costs of $18, which were recorded as a reduction to additional paid-in capital. During the year ended December 31, 2024, the Company sold an aggregate of 8,970,010 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $27,004, less issuance costs of $608 which were recorded as a reduction to additional paid-in capital.

In December 2025, the Company completed an underwritten registered public offering of 26,666,666 shares of common stock at a public offering price of $0.75 per share. The Company received gross proceeds of $20,000 from the public offering, less underwriting discounts and offering expenses of $1,474, which were recorded as a reduction to additional paid-in capital, for net proceeds of $18,526. In the aggregate, the Company received total gross proceeds of $20,909 from shares issued under the at-the-market program and the public offering during the year ended December 31, 2025, less total issuance costs of $1,492, for total net proceeds of $19,417.

Recent Developments

Envoy Technologies, Inc.

On August 4, 2025, the Company’s wholly owned subsidiary, Envoy Technologies, Inc. (“Envoy Technologies”), entered into Amendment No. 4 (the “Fourth Amendment”) to the Agreement and Plan of Merger, dated as of April 18, 2023, with the Company, Envoy Technologies, Envoy Mobility, Inc. (“Mobility” and formerly Blink Mobility, LLC) and Fortis Advisors LLC, as equity holders’ agent (as previously amended, the “Merger Agreement”). Pursuant to the Fourth Amendment, the sole remaining payment obligation to the former shareholders of Envoy Technologies was fully satisfied, and the Company and Mobility were released from all claims and liabilities relating to such obligation, with the issuance of (x) $10,000 in shares of Company common stock, valued based on the volume-weighted average trading price for the 25 trading days preceding the issuance date, and (y) warrants exercisable for shares of Company common stock with an aggregate value of $11,000, divided into three tranches with vesting conditions based on specific stock price achievements, with outstanding unexercised warrants expiring twenty months after their issuance. During the three months ended September 30, 2025, the Company issued an aggregate of 9,696,882 shares of the Company’s common stock and issued warrants to purchase an aggregate of 3,898,177 shares of Company common stock in full satisfaction of the consideration payable to the former shareholders of Envoy Technologies. See Note 11 - Stockholders’ Equity for additional information. The former shareholders of Envoy Technologies were granted registration rights for shares of Company common stock initially issued and those issuable pursuant to the exercise of warrants.

On October 21, 2025, the Company filed a resale registration statement on Form S-1 with the SEC covering up to 13,595,059 shares of common stock that may be offered for resale or otherwise disposed of by selling stockholders. The shares offered for resale under the registration statement consisted of (i) 9,696,882 shares of common stock and (ii) 3,898,177 shares of common stock issuable upon the exercise of warrants, which were issued by the Company to the selling stockholders in connection with the Company’s acquisition of Envoy Technologies pursuant to the Merger Agreement. The Company was responsible for all costs, expenses and fees in connection with the registration of shares for resale by the selling stockholders, other than the selling stockholders’ respective discounts, commissions, fees of underwriters, selling brokers or dealer managers and similar expenses attributable to the sale or disposition of the shares. The registration statement became effective in November 27, 2025.

Acquisition

On July 7, 2025, the Company acquired 100% of the equity interest in Zemetric, Inc. (“Zemetric”), a Silicon Valley–based provider of charging infrastructure tailored for fleet, multi-family, and high-utilization destinations. The consideration for the acquisition includes cash, the Company’s restricted stock and performance-based earnout. Following the transaction, Zemetric’s founder, Harmeet Singh, became the Company’s Chief Technology Officer. During the year ended December 31, 2025, the Company issued 189,892 shares of the Company’s common stock upon achievement of a specified earn-out milestone.

Tax Law Change

On July 4, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). While the Tax Reform Act of 2025 introduces significant U.S. income tax provisions, given the Company’s ongoing losses and historical NOLs, the Company does not anticipate significant change to its U.S. federal cash tax payments, until it reaches profitability. Therefore, the Tax Reform Act of 2025 does not have material impact on the Company’s consolidated financial statements, with exception of the related disclosures to the valuation allowance for the deferred tax assets recorded in the consolidated financial statements as of December 31, 2025.

BlinkForward Initiative

In May 2025, we announced the BlinkForward Initiative strategic restructuring plan, aimed accelerating the Company’s path to profitability and enhancing operational efficiency. Key pillars of the BlinkForward Initiative were designed to transform the Company into a more agile and lean organization. This included a significant reduction in our global workforce from 513 to approximately 320 as of the filing of this Annual Report, reductions in other operating, general and administrative expenses, and a shift to contract manufacturing for our EV hardware, to reduce overhead expenses and focus on our intellectual property and customer experience efforts. The transition to contract manufacturing was completed in January 2026, and Blink no longer maintains manufacturing facilities in-house. Additionally, we focused on expansion of our DC Fast Charging network through deployment of high-speed chargers in strategic, high-utilization locations. As a part of this focus, we launched a capital raise process and completed an underwritten registered public offering of 26,666,666 shares of common stock at a public offering price of $0.75 per share, raising gross proceeds of $20,000, less underwriting discounts and offering expenses of $1,474, for net proceeds of $18,526, in December 2025.

As a part of the BlinkForward Initiative announced in May 2025, the Company shifted to contract manufacturing for its EV hardware, to focus on Blink’s intellectual property and service, while reducing overhead. The transition to contract manufacturing was completed in January 2026, and Blink no longer maintains manufacturing facilities in-house. In connection with the transition, in January 2026 the Company entered into a sublease of its former manufacturing facility located in Bowie, Maryland through March 2031.

Product and Service Offerings

We provide electrical vehicle (EV) charging equipment, software, and related services to Property Partners and EV drivers.

EV Charging Solutions

●	Level 2 Charging Equipment. We offer a wide range of Level 2 (AC) EV charging equipment, for commercial, residential, and public locations. Our Level 2 chargers support the J1772 connector, the North American Charging Standard (NACS) connector, and the Type 2 connector used in Europe.

Our commercial Level 2 chargers consist of the EQ product family in Europe and the United Kingdom and the Series 7, Series 8, and Series 10 product families in North America. We also offer the Shasta charger, a next-generation Level 2 platform designed to support ISO 15118 and “Plug & Charge” functionality. Certain Level 2 chargers offer optional cable management systems and connectivity to the Blink Network. Level 2 charging stations typically provide a full vehicle charge in approximately five to ten hours and are commonly deployed at workplaces, multifamily residential properties, retail and hospitality locations, parking facilities, such as those operated by municipalities, educational campuses, healthcare facilities, and airports.

●	International Products. We offer Level 2 AC and DC charging products for international markets, including residential, workplace, retail, parking, hospitality, and fleet applications. These products are available with the Type 2, GBT, and CCS2 connectors and include Blink branded chargers and other hardware sourced or configured to meet regional and customer specific requirements.

●	DC Fast Charging (DCFC). We offer a complete line of DC Fast Charging equipment that ranges from 30kW to 600kW. Our DCFC products support NACS, CCS1, CHAdeMO connectors and are capable of producing up to an 80% battery charge in less than 30 minutes, depending on vehicle and conditions. DC fast charging stations typically require greater electrical infrastructure than Level 2 chargers and are deployed in high-traffic urban locations and along long-distance travel corridors. Our DCFC portfolio includes both all-in-one chargers and distributed cabinet and dispenser systems.

●	Blink Network. The Blink Network is a cloud-based software platform that supports the operation and management of EV charging stations. The platform enables remote monitoring, management, payment processing, customer support, load management, roaming, reporting, and other network services.

●	Blink Charging Mobile App. We offer Blink Charging Mobile Apps for iOS and Android devices that allow EV drivers to locate charging stations, view charger availability and charging speeds, initiate and pay for charging sessions, and manage their charging activity.

●	Energy Management and Fleet Management. We offer energy management and fleet focused software solutions designed to help commercial, municipal, and other fleet operators manage charging operations and optimize energy usage and costs. These solutions may be deployed as standalone offerings or integrated with existing fleet and charging management systems.

Key Factors Affecting Operating Results

We believe our performance and future success depend on several factors, including those discussed below:

Competition - The EV charging equipment and service market is highly competitive, and we expect the market to become increasingly competitive as new entrants enter this growing market. Our products and services compete on product performance and features, the total cost of ownership, origin of manufacturing, sales capabilities, financial stability, brand recognition, product reliability, the customer experience, and the installed base’s size. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. If our market share decreases due to increased competition, its revenue and ability to generate profits in the future may be impacted.

Growth - Our growth is highly dependent upon the adoption by consumers of EVs, and we are subject to a risk of any reduced demand for EVs. The market for electric vehicles is still relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements, long development cycles for EV original equipment manufacturers, and changing consumer demands and behaviors. Factors that may influence the purchase and use of electric vehicles, include perceptions about EV quality, safety (in particular with respect to battery chemistries), design, performance, and cost; the limited range over which EVs may be driven on a single battery charge and concerns about running out of power while in use; improvements in the fuel economy of the internal combustion engine; consumers’ desire and ability to purchase a luxury automobile or one that is perceived as exclusive; the environmental consciousness of consumers; volatility in the cost of oil and gasoline; consumers’ perceptions of the dependency of the United States on oil from unstable or hostile countries and the impact of international conflicts; government regulations and economic incentives promoting fuel efficiency and alternate forms of energy; access to charging stations, standardization of EV charging systems and consumers’ perceptions about convenience and cost to charge an EV; and the availability of tax and other governmental incentives to purchase and operate EVs and future regulation requiring increased use of zero emissions vehicles. If the market for EVs does not gain broad market acceptance or develops slower than we expect, our business, prospects, financial condition and operating results may be adversely affected.

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

Expansion through Acquisitions - We may pursue strategic domestic and international acquisitions to expand our operations. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing clients of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Fully integrating an acquired company or business into our operations may take a significant amount of time. If we are unable to integrate or pursue strategic acquisitions, our financial condition and results of the operations would be negatively impacted.

Liquidity, Capital Resources, and Going Concern

As of December 31, 2025, the Company had cash and cash equivalents of $39,568 compared to $41,774 in cash and cash equivalents and $13,630 in marketable securities as of December 31, 2024, representing a decrease of $15,836 in available liquidity due to ongoing operating losses and working capital requirements.

In May 2025, we announced the BlinkForward Initiative a strategic restructuring plan aimed at accelerating the Company’s path to profitability and enhancing operational efficiency. Key pillars of the BlinkForward Initiative were designed to transform the Company into a more agile and lean organization. This included a significant reduction in our global workforce from 513 to approximately 320 as of the filing of this Annual Report, reductions in other operating, general and administrative expenses, and a shift to contract manufacturing for our EV hardware to reduce overhead expenses and focus on our intellectual property and customer support efforts. The transition to contract manufacturing was completed in January 2026, and Blink no longer maintains manufacturing facilities in-house.

As of December 31, 2025, we had cash and cash equivalents, working capital and an accumulated deficit of $39,568, $25,846 and $822,426, respectively. During the year ended December 31, 2025, we generated a net loss of $83,385.

In December 2025, we completed an underwritten registered public offering of 26,666,666 shares of our common stock at a public offering price of $0.75 per share. We received gross proceeds of $20,000 from the public offering, less underwriting discounts and offering expenses of $1,474, for net proceeds of $18,526. The public offering was made pursuant to our registration statement on Form S-1 filed with the SEC on December 4, 2025, and final prospectus dated December 10, 2025. H.C. Wainwright & Co. and Roth Capital Partners acted as co-placement agents in connection with the offering.

During the year ended December 31, 2025, the Company sold an aggregate of 681,330 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $909, less issuance costs of $18, which were recorded as a reduction to additional paid-in capital.

We have not yet achieved profitability and expect to continue to incur cash outflows from operations. While the BlinkForward Initiative substantially decreased our operating expenses and cash burn, we still need to generate substantial product revenues in the near future to achieve profitability, even as our repeat and recurring revenue from network and charging fees continues to grow. Historically, we have been able to raise funds to support our business operations, although there can be no assurance that we will be successful in raising significant additional funds in the future. We expect that our cash on hand will fund our operations for at least 12 months after the issuance date of the financial statements included in this Annual Report.

Since inception, our operations have primarily been funded through proceeds received in equity and debt financings. We believe we have access to capital resources and continue to evaluate additional financing opportunities. There is no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds we might raise will enable us to complete our EV charging development initiatives or attain profitable operations.

Results of Operations

Year Ended December 31, 2025 Compared Year Ended December 31, 2024

	For The Years Ended
	December 31,
	2025	2024	Difference $	Difference %

Revenues:
Product sales	$46,961	$81,703	$(34,742)	-43%
Charging service revenue	32,285	21,445	10,840	51%
Network fees	12,200	7,952	4,248	53%
Warranty	3,842	5,687	(1,845)	-32%
Grant and rebate	310	1,048	(738)	-70%
Car-sharing services	4,809	4,667	142	3%
Other	3,113	1,535	1,578	103%
Total Revenues	103,520	124,037	(20,517)	-17%

Cost of Revenues:
Cost of product sales	41,715	55,796	(14,081)	-25%
Cost of charging services	4,524	2,613	1,911	73%
Host provider fees	17,665	12,870	4,795	37%
Network costs	2,254	2,399	(145)	-6%
Warranty and repairs and maintenance	3,538	2,602	936	36%
Car-sharing services	4,266	4,469	(203)	-5%
Depreciation and amortization	4,055	5,643	(1,588)	-28%
Total Cost of Revenues	78,017	86,392	(8,375)	-10%
Gross Profit	25,503	37,645	(12,142)	-32%

Operating Expenses:
Compensation	49,478	58,665	(9,187)	-16%
General and administrative expenses	29,349	31,887	(2,538)	-8%
Other operating expenses	21,355	20,391	964	5%
Change in fair value of consideration payable and earn-out liabilities	(9,238)	2,910	(12,148)	-417%
Impairment of goodwill	17,897	126,984	(109,087)	-86%
Impairment of intangible assets	762	-	762	100%
Total Operating Expenses	109,603	240,837	(131,234)	-54%
Loss From Operations	(84,100)	(203,192)	119,092	-59%

Other Income (Expense):
Interest income (expense)	19	(431)	450	-104%
Dividend and interest income	1,021	2,935	(1,914)	-65%
Gain (loss) on extinguishment of notes payable	-	36	(36)	-100%
Change in fair value of derivatives and other accrued liabilities	(8)	(10)	2	-20%
Total Other Income (Expense)	1,032	2,530	(1,498)	-59%
Loss Before Income Taxes	$(83,068)	$(200,662)	$117,594	-59%
Provision for income taxes	(317)	(656)	339	-52%
Net Loss	$(83,385)	$(201,318)	$117,933	-59%

Revenues

Total revenue for the year ended December 31, 2025 was $103,520 compared to $124,037 for the year ended December 31, 2024, a decrease of $20,517, or 17%.

Revenue from product sales was $46,961 for the year ended December 31, 2025 compared to $81,703 for the year ended December 31, 2024, a decrease of $34,742 or 43%. This decrease was attributable to decreased unit sales due to the market demands and the product mix of commercial chargers, DC fast chargers and residential chargers when compared to the same period in 2024.

Charging service revenue was $32,285 for the year ended December 31, 2025 compared to $21,445 for the year ended December 31, 2024, an increase of $10,840, or 51%. The increase is due to the increase in utilization of chargers and an increased number of chargers on the Blink Network.

Network fee revenue was $12,200 for the year ended December 31, 2025 compared to $7,952 for the year ended December 31, 2024 an increase of $4,248, or 53%. The increase was attributable to increases in host owned units during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Warranty revenue was $3,842 for the year ended December 31, 2025 compared to $5,687 for the year ended December 31, 2024, a decrease of $1,845, or 32%. The decrease was primarily attributable to a change in how extended warranty contracts are sold. As the Company shifted to procuring outsourced extended warranty contracts, this change resulted in a modification in the way warranty revenue was recognized, from a gross revenue basis to a net revenue basis. As of December 31, 2025, we recorded a liability of $263 which represents the estimated cost of existing backlog of warranty cases.

Cost of Revenues

Cost of revenues primarily consists of the cost to manufacture or procure DC fast or L-2 chargers, charger installations, electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the year ended December 31, 2025 were $78,017 as compared to $86,392 for the year ended December 31, 2024, a decrease of $8,375 or 10%.

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

Cost of product sales decreased by $14,081, or 25%, to $41,715 for the year ended December 31, 2025, compared to $55,796 for the year ended December 31, 2024. The decrease was primarily due to the decrease in product sales of commercial chargers, DC fast chargers and home residential chargers during the year ended December 31, 2025 compared to the same period in 2024. This cost of products decrease was moderated by inventory impairment non-cash charges in the amount of $2,378 recognized during 2025 in connection with a strategic reevaluation of our chargers portfolio. This non-cash write-off tempered the impact of a more significant underlying reduction in our direct cost of goods sold, which was driven by our reduced product sales.

Cost of charging services (electricity reimbursements) increased by $1,911, or 73%, to $4,524 for the year ended December 31, 2025, compared to $2,613 for the year ended December 31, 2024. The increase in 2025 was attributable to the mix of charging stations generating charging service revenues subject to electricity reimbursement.

Host provider fees increased by $4,795, or 37%, to $17,665 during the year ended December 31, 2025, compared to $12,870 during the year ended December 31, 2024. This increase was a result of the increased number and mix of chargers generating revenue and their corresponding revenue share percentage payments to Property Partner hosts pursuant to their agreements.

Network costs decreased by $145, or 6%, to $2,254 for the year ended December 31, 2025, compared to $2,399 for the year ended December 31, 2024. The decrease was a result of the change to the more cost-effective provider of the network facility.

Warranty and repairs and maintenance costs increased by $936, or 36%, to $3,538 for the year ended December 31, 2025, compared to $2,602 for the year ended December 31, 2024. The increase in 2025 was attributable to significant efforts expended to reduce the backlog in warranty and repairs and maintenance cases in the field, and also in a strategic move to outsource the warranty and repairs services. As of December 31, 2025, we recorded a liability of $263 which represents the estimated cost of existing backlog of known warranty cases.

Depreciation and amortization expense decreased by $1,588, or 28%, to $4,055 for the year ended December 31, 2025, compared to $5,643 for the year ended December 31, 2024. The decrease in depreciation expense was attributable to an increase in grant funding that is presented as an offset to the depreciation expense, and the decrease in the number of vehicles associated with the ride-share services.

Operating Expenses

Compensation expense decreased by $9,187, or 16%, to $49,478 (consisting of approximately $46,714 of cash compensation and approximately $2,764 of non-cash compensation) for the year ended December 31, 2025 compared to $58,665 (consisting of approximately $55,140 of cash compensation and approximately $3,525 of non-cash compensation) for the year ended December 31, 2024. The decrease in compensation expense for the year ended December 31, 2025 compared to the same period in 2024 was primarily related to decreases in personnel and compensation across all of the departments as a result of the BlinkForward Initiative, and the cost savings and synergies realized.

General and administrative expenses decreased by $2,538, or 8%, from $31,887 for the year ended December 31, 2024 to $29,349 for the year ended December 31, 2025. The decrease was primarily attributable to the reduction in external professional services as part of the BlinkForward Initiative noted above, partially offset by an additional provision for doubtful accounts and the expense in bad debt.

Other operating expenses increased by $964, or 5%, from $20,391 for the year ended December 31, 2024 to $21,355 for the year ended December 31, 2025. The increase was primarily attributable to higher software related expenses.

Change in fair value of consideration payable decreased by $12,148 due to the gain on settlement of the liability in the 2025 period.

During the year ended December 31, 2025, in connection with performing our annual impairment analysis of our goodwill and intangible assets and determined that the fair value of our reporting units were less than the carrying amount and, as a result, recorded an impairment charge of $17,897 related to goodwill and $762 related to intangible assets during the year ended December 31, 2025 compared to a goodwill impairment charge of $126,984 during the year ended December 31, 2024.

Other Income (Expense)

Other income (expense) decreased by $1,498 from $2,530 for the year ended December 31, 2024 to $1,032 for the year ended December 31, 2025. The decrease in other income (expense) was primarily attributable to a decrease in dividend and interest income of $1,914 and a favorable change of $450 in interest income (expense).

Provision For Income Taxes

Provision for income taxes was $317 during the year ended December 31, 2025, as compared to $656 during the year ended December 31, 2024. The Company’s statutory federal income tax rate for 2025 and 2024 was 21%. The Company’s effective tax rate for 2025 and 2024 was approximately 0.4%. The decrease in the provision for income taxes and the effective tax rate was related to subsidiaries in certain jurisdictions that generated less net income during the year ended December 31, 2025 as compared to the 2024 period.

Net Loss

Our net loss for the year ended December 31, 2025 decreased by $117,933, or 59%, to $83,385 as compared to $201,318 for the year ended December 31, 2024. The decrease was primarily attributable to a decrease in goodwill impairment and additional decreases in compensation and general and administrative expenses, following the execution of the BlinkForward program the year ended December 31, 2025

Total Comprehensive Loss

Our total comprehensive loss for the year ended December 31, 2025 was $86,271 whereas our total comprehensive loss for the year ended December 31, 2024 was $204,627, a decrease of $118,356 for the same reasons as noted above related to the decrease in our net loss.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31,
	2025	2024
Cash and Cash Equivalents	$39,568	$41,774

Marketable Securities	$-	$13,630

Working Capital	$25,846	$80,012

Notes Payable	$265	$265

During the years ended December 31, 2025 and 2024, we financed our activities from proceeds derived from equity financings which were raised in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the years ended December 31, 2025 and 2024, we used cash of $30,857 and $48,291, respectively, in our operations. Our cash used for the year ended December 31, 2025 was primarily attributable to our net loss of $83,385, which was reduced by net non-cash expenses in the aggregate amount of $39,694, and by $12,834 of net cash used in changes in the levels of operating assets and liabilities. Our cash used for the year ended December 31, 2024 was primarily attributable to our net loss of $201,318, which was reduced by net non-cash expenses in the aggregate amount of $157,523, and by $4,496 of net cash used in changes in the levels of operating assets and liabilities

During the year ended December 31, 2025, net cash provided by investing activities was $8,544, of which $13,630 was provided by the sale of marketable securities and $223 was provided by the sale of an equity method investment, $4,811 was provided by proceeds from government grants, offset by $207 was used as cash consideration for Zemetric (net of cash acquired), $205 of capitalized engineering costs and $9,708 of which was used to purchase charging stations and other fixed assets.  During the year ended December 31, 2024, net cash provided by investing activities was $5,277, of which, $8,617 was used to purchase charging stations and other fixed assets, offset by $3,425 related to sale of the office building, $1,129 was provided by proceeds from government grants, $1,160 was used in the purchase of marketable securities and $10,500 was provided by the sale of marketable securities.

During the year ended December 31, 2025, cash provided by financing activities was $19,267, of which, $36 was used to pay down our liability in connection with a finance lease, repayment of notes payable of $114 and offset by $19,417 provided by offering proceeds related to the sale of common stock. During the year ended December 31, 2024, net cash used in financing activities was $12,419, of which $26,396 was attributable to the net proceeds from the sale of common stock from the public offering, $37,881 was used to pay down notes payable, $596 was used to pay down our finance lease liability and $338 was used to pay down our liability in connection with internal use software.

As of December 31, 2025, the Company had cash and cash equivalents of $39,568 compared to $41,774 in cash and cash equivalents and $13,630 in marketable securities as of December 31, 2024, representing a decrease of $15,836 in available liquidity due to ongoing operating losses, working capital requirements, and limited cash inflows from operations.

The Company has no agreements, commitments, or understandings with respect to any financing alternatives. Any equity issuance would be dilutive to stockholders.

In December 2025, we completed an underwritten registered public offering of 26,666,666 shares of our common stock at a public offering price of $0.75 per share. We received gross proceeds of $20,000 from the public offering, less underwriting discounts and offering expenses of $1,474, for net proceeds of $18,526. The public offering was made pursuant to our registration statement on Form S-1 filed with the SEC on December 4, 2025, and final prospectus dated December 10, 2025. H.C. Wainwright & Co. and Roth Capital Partners acted as co-placement agents in connection with the offering.

During the year ended December 31, 2025, the Company sold an aggregate of 681,330 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $909, less issuance costs of $18, which were recorded as a reduction to additional paid-in capital.

Contractual Obligations and Commitments

We have operating and finance lease obligations over the next five years of approximately $7,691. These operating lease and financing lease obligations are primarily related to corporate office space, warehousing, and parking spaces related to our car-sharing services.

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

The Company tests goodwill for impairment at the reporting unit level. The Company identifies the Company’s reporting units by assessing whether the components of the Company constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. The Company’s goodwill is contained in the Legacy Blink reporting unit resulting from the acquisition of Zemetric in July 2025 and the Mobility reporting unit resulting from the acquisition of Envoy Technologies.

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

Further, as part of its annual impairment test, the Company determined that the Mobility reporting unit’s carrying value exceeded the estimated fair value. Consequently, the Company recognized an additional goodwill impairment charge of $17,897 during the year ended December 31, 2025.

Recently Issued Accounting Standards

For a description of our recently issued accounting standards, see Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

We have foreign currency risks related to its revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, Indian Rupee and Great British Pound, causing both its revenue and its operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances, as of December 31, 2025. As our foreign operations expand, its results may be more materially impacted by fluctuations in the exchange rates of the currencies in which they do business. At this time, we do not enter into financial instruments to hedge its foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are included in this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management, with participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the CEO and CFO concluded that as a result of the material weakness in internal control over financial reporting as described below in Management’s Annual Report on Internal Controls Over Financial Reporting, the Company’s disclosure controls and procedures were ineffective as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Policies (“U.S. GAAP”). Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework), management of the Company under supervision and participation of the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025.

Based on our assessment under the framework in Internal Control - Integrated Framework (2013) issued by COSO, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025 due to the existence of the following material weakness identified:

The Company did not have an effective information and communication component as specified within the COSO framework that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting. As a consequence of this material weakness, the design and operation of process-level controls, financial reporting controls, and information technology controls were determined to be ineffective throughout the Company’s financial reporting processes.

This material weakness creates a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiency above represents a material weakness in our internal control over financial reporting, and our internal control over financial reporting was not effective as of December 31, 2025.

Management has been actively engaged in developing and implementing remediation plans to address the material weakness, as described in the section below.

The Company’s independent registered public accounting firm, Grant Thornton, LLP, who audited our internal controls over financial reporting, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in its report.

Following the identification of the material weakness and prior to filing this Annual Report on Form 10-K, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with U.S. GAAP. Our CEO and CFO have concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report.

Remediation Plan and Status

During 2025 and continuing into 2026, we continued to make progress on the remediation plans to address previously identified material weaknesses. The Company continues to remediate the remaining material weakness outlined above. The remediation measures are ongoing and include the following:

●	Establishing a change process to control access to accounts that can make changes directly to production infrastructure and ensuring the changes made are reviewed post-production;
●	Reviewing the use cases for administrative accounts to ensure they are restricted to appropriate users without change management access (i.e. development, migration, etc.);
●	Identifying and implementing key controls to address design gaps within the Company’s control environment, particularly for the in-scope business processes;
●	Establishing a structured controls testing program to continuously monitor the design and operating effectiveness of key controls.

Management believes that these remediation actions, when fully implemented and tested, will remediate the material weakness that has been identified and will strengthen internal controls over financial reporting. However, remediation efforts are ongoing, and additional remediation initiatives may be necessary to fully remediate. Additionally, Management will be establishing an internal controls team to assist the Company effectively achieve internal controls compliance and provide internal controls training to key control owners. The Audit Committee will continue to be actively engaged and exercise continuous oversight throughout the remediation process.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in the Company’s internal control over the financial reporting during the quarter ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Blink Charging Co.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Blink Charging Co. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company did not have an effective information and communication component as specified within the COSO framework that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting. As a consequence of this material weakness, the design and operation of process-level controls, financial reporting controls, and information technology controls were determined to be ineffective throughout the Company’s financial reporting processes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated March 31, 2026 which expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tampa, Florida

March 31, 2026

ITEM 9B.	OTHER INFORMATION.

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, in each case as defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2025 year-end.

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is available on the investor information page of our website, located at https://www.blinkcharging.com, and in print to any stockholder who requests it. Any waiver or amendment to the code will be posted on our website.

We have an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all personnel of the Company and its subsidiaries, including directors, officers and employees and other covered persons, as well as the Company itself. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2025 year-end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2025 year-end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2025 year-end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item is incorporated by reference from our definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days of our fiscal 2025 year-end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3)	EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.4	Agreement and Plan of Merger, dated as of April 18, 2023, by and among Blink Charging Co., Blink Mobility, LLC, Mobility Merger Sub Inc., Envoy Technologies, Inc., and Fortis Advisors LLC (as Equityholders’ Agent) (the “Envoy Merger Agreement”)	8-K	2.1	04/24/2023
2.6	Amendment No. 1 to the Envoy Merger Agreement, dated as of March 10, 2025	8-K	2.1	03/14/2025
2.7	Amendment No. 2 to the Envoy Merger Agreement, dated as of April 4, 2025	8-K	2.1	04/09/2025
2.8	Amendment No. 3 to the Envoy Merger Agreement, dated as of May 16, 2025	8-K	2.1	05/21/2025
2.9	Amendment No. 4 to the Envoy Merger Agreement, dated as of August 4, 2025	8-K	2.1	08/06/2025
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-k	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-k	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-k	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-k	3.4	04/07/2022
4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.3	04/02/2020
4.4	Warrant Agreement, dated as of August 19, 2025, by and between Blink Charging Co. and the former equityholders of Envoy Technologies, Inc., through their agent, Fortis Advisors, LLC	8-K	4.1	08/29/2025
4.5	Form of Placement Agent Common Stock Purchase Warrant for December 2025 Public Offering	8-K	4.1	12/12/2025
10.14*	2018 Incentive Compensation Plan	Proxy	-	08/14/2018
10.29	Sales Agreement, dated September 2, 2022, between Blink Charging Co. and the Sales Agents	8-K	10.1	09/02/2022
10.32*	Amendment to Blink Charging Co. 2018 Incentive Compensation Plan	14A	A	06/14/2023
10.33*	Separation and General Release Agreement, dated as of June 20, 2023, between Blink Charging Co. and Michael D. Farkas	8-K	10.1	06/23/2023
10.34*	Employment Offer Letter, dated October 30, 2023, between Blink Charging Co. and Harjinder Bhade	8-K	10.1	11/03/2023
10.35	Amendment to Sales Agreement, dated as of November 2, 2023, between Blink Charging Co. and the Agents	8-K	10.1	11/22/2023
10.37*	Chief Executive Officer Employment Agreement, dated January 23, 2025, between Michael Battaglia and Blink Charging Co.	8-K	10.1	01/28/2025
10.39*	Executive Employment Agreement, dated May 29, 2025, between Blink Charging Co. and Michael Bercovich	8-K	10.1	06/04/2025
10.40*	Amendment, dated as of June 2, 2025, between Blink Charging Co. and Michael Bercovich	8-K	10.2	06/04/2025
10.41	Form of Securities Purchase Agreement for December 2025 Public Offering	8-K	10.1	12/12/2025
10.42*	Separation Agreement and General Release, dated as of February 3, 2026, by and between Blink Charging Co. and Aviv Hillo	8-K	10.1	02/05/2026
19.1	Insider Trading Policy				X
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Grant Thornton LLP				X
23.2	Consent of Marcum LLP				X
31.1	Rule 13a-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer				X
32.2**	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

*	Indicates a management contract or compensatory plan or arrangement.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK CHARGING CO.

Date: March 31, 2026	By:	/s/ Michael Battaglia
Michael Battaglia
President and Chief Executive Officer

Date: March 31, 2026	By:	/s/ Michael Bercovich
Michael Bercovich
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Battaglia	President, Chief Executive Officer and Director	March 31, 2026
Michael Battaglia	(Principal Executive Officer)

/s/ Michael Bercovich	Chief Financial Officer	March 31, 2026
Michael Bercovich	(Principal Financial and Accounting Officer)

/s/ Ritsaart J.M. van Montfrans	Chairman of the Board	March 31, 2026
Ritsaart J.M. van Montfrans

/s/ Martha Crawford	Director	March 31, 2026
Martha Crawford

/s/ Jack Levine	Director	March 31, 2026
Jack Levine

BLINK CHARGING CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Blink Charging Co.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Blink Charging Co. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 31, 2026 expressed an adverse opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2024.

Tampa, Florida

March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Blink Charging Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows of Blink Charging Co. and subsidiaries (the “Company”) for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the results of its operations and its cash flows for the year ended December 31, 2023, are in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor from 2014 to 2024.

New York, NY

March 18, 2024, except for Segment Reporting in Note 17 and Revision of Previously Issued Consolidated Financial Statements in Note 18 (not presented herein) to the consolidated financial statements appearing under Item 8 on the Company’s 2024 annual report on Form 10-K, as to which the date is April 4, 2025

BLINK CHARGING CO.

Consolidated Balance Sheets

(in thousands, except for share amounts)

	December 31,
	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$39,568	$41,774
Marketable securities	-	13,630
Accounts receivable, net	29,532	42,072
Inventory	14,153	36,608
Prepaid expenses and other current assets	6,065	5,396
Total Current Assets	89,318	139,480
Restricted cash	89	78
Property and equipment, net	42,691	37,381
Operating lease right-of-use asset	6,331	9,212
Intangible assets, net	6,634	10,388
Goodwill	1,742	17,897
Other assets	648	590
Total Assets	$147,453	$215,026
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$47,242	$38,875
Current portion of earn-out liabilities	1,005	-
Notes payable	265	265
Current portion of operating lease liabilities	2,781	3,216
Current portion of financing lease liabilities	42	34
Current portion of deferred revenue	12,137	17,078
Total Current Liabilities	63,472	59,468
Consideration payable, non-current portion	-	21,028
Earn-out liabilities, non-current portion	981	-
Operating lease liabilities, non-current portion	4,804	7,162
Financing lease liabilities, non-current portion	64	97
Deferred revenue, non-current portion	5,145	5,060
Other liabilities	8,497	6,695
Total Liabilities	82,963	99,510
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 40,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 142,128,133 and 101,970,907 shares issued and outstanding as of December 31, 2025 and 2024, respectively	142	102
Additional paid-in capital	895,505	860,300
Accumulated other comprehensive loss	(8,731)	(5,845)
Accumulated deficit	(822,426)	(739,041)
Total Stockholders’ Equity	64,490	115,516
Total Liabilities and Stockholders’ Equity	$147,453	$215,026

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statements of Operations

(in thousands except for share and per share amounts)

	For the Years Ended
	December 31,
	2025	2024	2023
Revenues:
Product sales	$46,961	$81,703	$109,416
Charging service revenue	32,285	21,445	15,646
Network fees	12,200	7,952	7,481
Warranty	3,842	5,687	3,258
Grant and rebate	310	1,048	469
Car-sharing services	4,809	4,667	3,302
Other	3,113	1,535	1,026

Total Revenues	103,520	124,037	140,598

Cost of Revenues:
Cost of product sales	41,715	55,796	72,532
Cost of charging services	4,524	2,613	3,540
Host provider fees	17,665	12,870	9,140
Network costs	2,254	2,399	1,969
Warranty and repairs and maintenance	3,538	2,602	4,605
Car-sharing services	4,266	4,469	4,356
Depreciation and amortization	4,055	5,643	4,250

Total Cost of Revenues	78,017	86,392	100,392

Gross Profit	25,503	37,645	40,206

Operating Expenses:
Compensation	49,478	58,665	92,669
General and administrative expenses	29,349	31,887	35,052
Other operating expenses	21,355	20,391	17,825
Change in fair value of consideration payable and earn-out liabilities	(9,238)	2,910	-
Impairment of goodwill	17,897	126,984	89,087
Impairment of intangible assets	762	-	5,143

Total Operating Expenses	109,603	240,837	239,776

Loss From Operations	(84,100)	(203,192)	(199,570)

Other Income (Expense):
Interest income (expense)	19	(431)	(3,546)
Dividend and interest income	1,021	2,935	1,909
Gain (loss) on extinguishment of notes payable	-	36	(1,000)
Change in fair value of derivatives and other accrued liabilities	(8)	(10)	8

Total Other Income (Expense), Net	1,032	2,530	(2,629)

Loss Before Income Taxes	$(83,068)	$(200,662)	$(202,199)

Provision for income taxes	(317)	(656)	(1,494)

Net Loss	$(83,385)	$(201,318)	$(203,693)

Net Loss Per Share:
Basic	$(0.76)	$(2.00)	$(3.21)
Diluted	$(0.76)	$(2.00)	$(3.21)

Weighted Average Number of
Common Shares Outstanding:
Basic	109,107,002	100,844,970	63,466,398
Diluted	109,107,002	100,844,970	63,466,398

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Years Ended
	December 31,
	2025	2024	2023
Net Loss	$(83,385)	$(201,318)	$(203,693)
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(2,886)	(3,309)	510

Total Comprehensive Loss	$(86,271)	$(204,627)	$(203,183)

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2025

(in thousands except for share amounts)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2025	-	$-	101,970,907	$102	$860,300	$(5,845)	$(739,041)	$115,516

Common stock issued in public offering, net of issuance costs [1]	-	-	27,347,996	28	19,389	-	-	19,417

Stock-based compensation	-	-	868,095	-	2,764	-	-	2,764

Common stock and warrants issued in satisfaction of consideration payable	-	-	9,696,882	10	11,750	-	-	11,760

Common stock issued as purchase consideration of Zemetric	-	-	1,401,243	1	1,097	-	-	1,098

Common stock issued in satisfaction of earn-out liabilities	-	-	189,892	-	206	-	-	206

Common stock issued upon warrant exercise	-	-	653,118	1	(1)	-	-	-

Other comprehensive loss	-	-	-	-	-	(2,886)	-	(2,886)

Net loss	-	-	-	-	-	-	(83,385)	(83,385)
Balance - December 31, 2025	-	$-	142,128,133	$142	$895,505	$(8,731)	$(822,426)	$64,490

[1]	Includes gross proceeds of $20,909, less issuance costs of $1,492

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statement of Changes in Stockholders’ Equity

For the Year Ended December 31, 2024

(in thousands, except for share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2024	-	$-	92,818,233	$93	$829,563	$(2,536)	$(537,723)	$289,397

Common stock issued in public offering, net of issuance costs [1]	-	-	8,970,010	9	26,387	-	-	26,396

Stock-based compensation	-	-	111,999	-	3,525	-	-	3,525

Common stock issuance, net	-	-	70,665	-	825	-	-	825

Other comprehensive loss	-	-	-	-	-	(3,309)	-	(3,309)

Net loss	-	-	-	-	-	-	(201,318)	(201,318)

Balance - December 31, 2024	-	$-	101,970,907	$102	$860,300	$(5,845)	$(739,041)	$115,516

[1]	Includes gross proceeds of $27,004, less issuance costs of $608.

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

BLINK CHARGING CO.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended
	December 31,
	2025	2024	2023
Cash Flows From Operating Activities:
Net loss	$(83,385)	$(201,318)	$(203,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,596	12,751	12,441
Non-cash lease expense	4,352	3,666	2,128
Non-cash gain on lease termination	(72)	-	-
Impairment of goodwill	17,897	126,984	89,087
Impairment of intangible assets	762	-	5,143
Change in fair value of contingent consideration	-	-	(1,375)
Change in fair value of derivative and other accrued liabilities	8	10	8
Provision for credit losses	3,894	1,720	2,555
(Gain) loss on extinguishment of notes payable	-	(36)	1,000
Loss (gain) on disposal of property and equipment	3,112	1,969	(11)
Provision for slow moving and obsolete inventory	6,619	4,024	527
Change in fair value of consideration payable	(9,238)	2,910	-
Gain on settlement of accounts payable, net	-	-	24
Stock-based compensation	2,764	3,525	22,039
Changes in operating assets and liabilities:
Accounts receivable	11,932	(906)	(23,677)
Inventory	14,840	500	(15,362)
Prepaid expenses and other current assets	(2,121)	(29)	(2,134)
Other assets	(27)	68	941
Accounts payable, accrued expenses, and other current liabilities	6,564	(3,768)	6,977
Other liabilities	(4,281)	6,358	(307)
Operating lease liabilities	(4,285)	(3,222)	(3,672)
Deferred revenue	(9,788)	(3,497)	9,791

Total Adjustments	52,528	153,027	106,123

Net Cash Used In Operating Activities	(30,857)	(48,291)	(97,570)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	13,630	10,500	16,442
Proceeds from sale of equity method investment	223	-	-
Purchase of marketable securities	-	(1,160)	(39,412)
Proceeds from government grants	4,811	1,129	-
Purchase consideration of Zemetric, net of cash acquired	(207)	-	-
Proceeds from sale of property and equipment	-	3,425	-
Purchase consideration of Envoy, net of cash acquired	-	-	(4,660)
Capitalization of engineering costs	(205)	-	(1,028)
Purchases of property and equipment	(9,708)	(8,617)	(7,552)

Net Cash Provided By (Used In) Investing Activities	8,544	5,277	(36,210)

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	19,417	26,396	208,865
Proceeds from exercise of options and warrants	-	-	835
Repayment of financing liability in connection with finance lease	(36)	(596)	(2,837)
Repayment of notes payable	(114)	(37,881)	(9,292)
Other	-	(338)	(256)

Net Cash Provided By (Used In) Financing Activities	19,267	(12,419)	197,315

Effect of Exchange Rate Changes on Cash and Cash Equivalents	851	(1,515)	(1,368)

Net (Decrease) Increase In Cash and Cash Equivalents and Restricted Cash	(2,195)	(56,948)	62,167

Cash and Cash Equivalents and Restricted Cash - Beginning of Year	41,852	98,800	36,633

Cash and Cash Equivalents and Restricted Cash - End of Year	$39,657	$41,852	$98,800

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$39,568	$41,774	$98,721
Restricted cash	89	78	79
	$39,657	$41,852	$98,800

[1]	For the year ended December 31, 2025, includes gross proceeds of $20,909, less issuance costs of $1,492.
For the year ended December 31, 2024, includes gross proceeds of $27,004, less issuance costs of $608.
For the year ended December 31, 2023, includes gross proceeds of $216,662, less issuance costs of $7,796.

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Consolidated Statements of Cash Flows - Continued

(in thousands)

	For the Years Ended
	December 31,
	2025	2024	2023
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$61	$1,517	$3,605
Income taxes	$338	$218	$-
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$1,664	$3,205	$7,401
Right-of-use assets derecognized in connection with lease termination	$(577)	$-	$-
Property and equipment obtained in exchange for finance lease obligations	$10	$53	$2,798
Transfer of inventory to property and equipment	$(1,919)	$(6,242)	$(1,786)
Reclassification of liability to equity	$-	$825	$-
Common stock issued in satisfaction of accrued issuable equity	$-	$-	$2,600
Common stock and warrants issued in satisfaction of consideration payable	$11,760	$-	$-
Common stock issued as purchase consideration of Zemetric	$1,098	$-	$-
Earn-out liabilities incurred as purchase consideration of Zemetric	$2,194	$-	$-
Common stock issued in satisfaction of earn-out liabilities	$206	$-	$-
Intangible assets obtained in exchange for financing liability	$-	$-	$122
Note receivable applied to purchase consideration of Envoy	$-	$-	$(1,321)
Surrender and cancellation of common stock	$-	$-	$(197)

The accompanying notes are an integral part of these consolidated financial statements.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

1. BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Blink Charging Co., through its wholly-owned subsidiaries (collectively, the “Company” or “Blink”), is a leading owner, operator and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various location types. Blink’s principal line of products and services is its nationwide Blink EV charging networks (the “Blink Network”) and Blink EV charging equipment and other EV-related services. The Blink Network is a proprietary, cloud-based system that operates, maintains and manages Blink charging stations and handles the associated charging data, back-end operations and payment processing. The Blink Network provide property owners, managers, parking companies, state and municipal entities, and other types of commercial customers (“Property Partners”) with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Network also provides EV drivers with vital station information, including station location, availability, and fees. Blink also operates an EV-based car-sharing business through its wholly-owned subsidiary, Blink Mobility LLC.

On August 4, 2025, the Company’s wholly owned subsidiary, Envoy Technologies, Inc. (“Envoy Technologies”), entered into Amendment No. 4 (the “Fourth Amendment”) to the Agreement and Plan of Merger, dated as of April 18, 2023, with the Company, Envoy Technologies, Envoy Mobility, Inc. (“Mobility” and formerly Blink Mobility, LLC) and Fortis Advisors LLC, as equity holders’ agent (as previously amended, the “Merger Agreement”). Pursuant to the Fourth Amendment, the sole remaining payment obligation to the former shareholders of Envoy Technologies was fully satisfied, and the Company and Mobility were released from all claims and liabilities relating to such obligation, with the issuance of (x) $10,000 in shares of Company common stock, valued based on the volume-weighted average trading price for the 25 trading days preceding the issuance date, and (y) warrants exercisable for shares of Company common stock with an aggregate value of $11,000, divided into three tranches with vesting conditions based on specific stock price achievements. During the year ended December 31, 2025, the Company issued an aggregate of 9,696,882 shares of the Company’s common stock and issued warrants to purchase an aggregate of 3,898,177 shares of Company common stock in full satisfaction of the consideration payable to the former shareholders of Envoy Technologies. See Note 8 – Notes Payable and Consideration Payable for additional information. The former shareholders of Envoy Technologies were granted registration rights for shares of Company common stock initially issued and those issuable pursuant to the exercise of warrants.

On October 21, 2025, the Company filed a resale registration statement on Form S-1 with the SEC covering up to 13,595,059 shares of common stock that may be offered for resale or otherwise disposed of by the selling stockholders. The shares offered for resale under the registration statement consist of (i) 9,696,882 shares of common stock and (ii) 3,898,177 shares of common stock issuable upon the exercise of warrants, which were issued by the Company to the selling stockholders in connection with the Company’s acquisition of Envoy Technologies pursuant to the Merger Agreement. The Company will bear all costs, expenses and fees in connection with the registration of shares for resale by the selling stockholders, other than the selling stockholders’ respective discounts, commissions, fees of underwriters, selling brokers or dealer managers and similar expenses attributable to the sale or disposition of the shares. The registration statement became effective on November 27, 2025.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LIQUIDITY

As of December 31, 2025, the Company had cash and cash equivalents and marketable securities of $39,568 and working capital of $25,846. During the years ended December 31, 2025, 2024, and 2023, the Company incurred a net loss of $83,385, $201,318, and $203,693, respectively. During the years ended December 31, 2025, 2024, and 2023, the Company used cash in operating activities of $30,857, $48,291, and $97,570, respectively.

The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. While the BlinkForward Initiative (as defined elsewhere) has substantially decreased operating expenses and cash burn, in the near future the Company needs to generate significant additional product revenues to achieve profitability. Historically, the Company has been able to raise funds to support business operations, although there can be no assurance that the Company will be successful in raising significant additional funds in the future. The Company expects that cash and cash equivalents will fund operations for at least 12 months after the issuance date of the financial statements included in this Annual Report.

Historically, the Company has been able to raise funds to support its business operations. Our operations have primarily been funded through proceeds received in equity and debt financings. The Company believes it has access to capital resources and continues to evaluate additional financing opportunities. There is no assurance that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds raised will enable the Company to complete its EV development initiatives or attain profitable operations.

Public Offerings

In December 2025, the Company completed an underwritten registered public offering of 26,666,666 shares of our common stock at a public offering price of $0.75 per share. The Company received approximately $20,000 in gross proceeds from the public offering, and approximately $18,526 in net proceeds after deducting the underwriting discount and offering expenses paid by the Company which were recorded as a reduction to additional paid - in capital. The public offering was made pursuant to our registration statement on Form S-1 filed with the SEC on December 4, 2025, and final prospectus dated December 10, 2025. H.C. Wainwright & Co. and Roth Capital Partners acted as co-placement agents in connection with the offering.

In February 2023, the Company completed an underwritten registered public offering of 8,333,333 shares of its common stock at a public offering price of $12.00 per share. The Company received approximately $100,000 in gross proceeds from the public offering and approximately $95,000 in net proceeds after deducting the underwriting discount and offering expenses paid by the Company which were recorded as a reduction to additional paid - in capital.

At- The- Market Offerings

During the year ended December 31, 2025, the Company sold an aggregate of 681,330 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $909, less issuance costs of $18, which were recorded as a reduction to additional paid-in capital. During the year ended December 31, 2024, the Company sold an aggregate of 8,970,010 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $27,004, less issuance costs of $608 which were recorded as a reduction to additional paid-in capital. See Note 11 – Stockholders’ Equity.

BlinkForward Initiative

In May 2025, the Company announced the BlinkForward Initiative as part of a broader strategic restructuring plan aimed at accelerating the Company’s path to profitability and enhancing operational efficiency. Key pillars of the BlinkForward Initiative were designed to transform the Company into a more agile and lean organization. This included a significant reduction in our global workforce, reductions in other operating, general and administrative expenses, and a shift to contract manufacturing for EV hardware to reduce overhead expenses and focus on intellectual property and customer support efforts. The transition to contract manufacturing was completed in January 2026, and Blink no longer maintains manufacturing facilities in-house.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Blink Charging Co. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the financial statements. The Company’s significant estimates used in these consolidated financial statements include, but are not limited to, stock-based compensation, accounts receivable reserves, net realizable value of inventory, goodwill impairment analysis, the valuation allowance related to the Company’s deferred tax assets, intangible assets impairment analysis, right-of-use assets and related leases payable, derivative liabilities and the recoverability and useful lives of long-lived assets and consideration payable. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

The Company considers cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities to meet the definition of financial instruments. As of December 31, 2025 and 2024, the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short period of time between their origination and their expected realization or payment. The carrying amount of consideration payable (excluding the amounts related to the Envoy common stock consideration payable) approximates its fair value as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics. The common stock consideration payable related to the Envoy acquisition was settled during 2025.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist primarily of highly liquid investments such as money market funds and deposits held at major banks. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents, which is determined at the date of purchase. The Company has cash on deposit in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. The Company reduces its credit risk by placing its cash and cash equivalents with major financial institutions. As of December 31, 2025 and 2024, the Company had $5,384 and $10,052, respectively, held in foreign financial institutions.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RESTRICTED CASH

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on the accompanying consolidated balance sheets.

MARKETABLE SECURITIES

The Company had marketable securities of $0 and $13,630 as of December 31, 2025 and 2024, respectively. These securities consist primarily of mutual funds and will be used for future working capital needs.

The Company determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The Company carries all “available-for-sale securities” at fair value, with unrealized gains and losses, net of tax, reported in stockholders’ equity until disposition or maturity. The Company carries all “trading securities” at fair value, with unrealized gains and losses, recorded in other income in the Company’s consolidated statements of operations. The cost of securities sold is based on the specific-identification method. There were no marketable securities as of December 31, 2025. The marketable securities were all classified as trading as of December 31, 2024. Marketable securities are stated at fair value.

The below table provides supplemental information related to marketable securities:

	For the Years Ended
	December 31,
	2025	2024	2023
Net gains recognized during the period on trading securities	$39	$79	$76
Less: net gains recognized during the period on trading securities sold during the period	(39)	(40)	(25)
Unrealized gains recognized during the reporting period on trading securities still held at the reporting date	$-	$39	$51

ACCOUNTS AND OTHER RECEIVABLES

Accounts receivable are carried at their contractual amounts, less a provision for current expected credit losses. The reserve represents the Company’s best estimate of expected credit losses it may experience in the Company’s receivable portfolio. As of December 31, 2025 and 2024, there was an allowance for expected credit losses of $10,445 and $8,426, respectively. Management estimates the allowance for credit losses based on an ongoing review of existing economic conditions, the financial conditions of the customers, historical trends in credit losses, and the amount and age of past due accounts.

The table below illustrates the change in the allowance for expected credit losses for the years ended December 31, 2025, 2024, and 2023.

	2025	2024	2023
Allowance for Expected Credit Losses
Beginning balance as of January 1,	$8,426	$6,750	$2,548
Provision for credit losses	3,894	1,720	2,555
Write-offs	(256)	(44)	1,647
Recoveries	(1,619)	-	-
Ending balance as of December 31,	$10,445	$8,426	$6,750

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INVENTORY

Inventory is comprised of electric charging stations, related parts and components, sub-components, sub-assemblies and finished products. Inventory is stated at the lower of cost and net realizable value. Cost is determined by the first-in, first-out method. Inventory that is sold to third parties is included within cost of revenues and inventory that is installed on the premises of participating owner/operator properties, where the Company retains ownership, is transferred to property and equipment at the carrying value of the inventory. Cost of parts and components include the purchase and related costs incurred in bringing the products to their present location and condition. The Company periodically reviews its inventory for slow-moving, excess or obsolete inventories. Products that are determined to be obsolete, if any, are written down to net realizable value. As of December 31, 2025, the Company’s inventory was comprised of $5,532 of finished goods that were available for sale and $8,621 of raw material and work in process. As of December 31, 2024, the Company’s inventory was comprised of $16,987 of finished goods that were available for sale and $19,621 of raw material and work in process. The provisions for slow moving and obsolete inventory are included within cost of product sales on the consolidated statements of operations.

The table below illustrates the change in the reserve for slow-moving or excess inventory for the years ended December 31, 2025, 2024, and 2023.

	2025	2024	2023
Inventory Reserve
Beginning balance as of January 1,	$3,129	$777	$298
Provision for slow moving and obsolete inventory	6,619	4,024	527
Write-offs	-	(1,672)	-
Other	-	-	(48)
Ending balance as of December 31,	$9,748	$3,129	$777

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost or fair value at the date of acquisition for property and equipment acquired in a business combination, net of accumulated depreciation and amortization which is recorded commencing at the in-service date using the straight-line method over the estimated useful lives of the assets.

Asset	Useful Lives (In Years)
Electric vehicle charging stations	3-8
Software	3-7
Automobiles	3-5
Office and computer equipment	5
Leasehold improvements	7-8
Machinery and equipment	6

When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed and any resulting gain or loss is included in the consolidated statements of operations for the respective period. Minor additions and repairs are expensed in the period incurred. Major additions and repairs which extend the useful life of existing assets are capitalized and depreciated using the straight-line method over their remaining estimated useful lives.

EV charging stations represent the cost, net of accumulated depreciation, of charging equipment and installation of the charging equipment that has been installed on the premises of participating owner/operator properties or are earmarked to be installed.

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

Electric vehicle charging requirements and technologies periodically change, driven by federal, state or local regulatory authorities or by electric vehicle manufacturers or other technology or services providers for the charging station industry, in particular cellular connectivity technology. When such changes occur, the Company may need to upgrade or adapt its charging station products or introduce new products to serve new vehicles, conform to new standards, or adapt new technologies to serve existing customers or new customers at substantial research, development, and network upgrades costs.

No impairment charges were recorded on property and equipment for the years ended December 31, 2025, 2024, and 2023.

See Note 4 – Property and Equipment for additional details.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

GOODWILL

Goodwill is the excess of consideration paid for an acquired entity over the fair value of the amounts assigned to assets acquired, including other identifiable intangible assets, net of liabilities assumed in a business combination. To determine the amount of goodwill resulting from a business combination, the Company performs an assessment to determine the acquisition date fair value of the acquired company’s tangible and identifiable intangible assets and liabilities.

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

The Company is required to make certain subjective and complex judgments in assessing whether goodwill may be impaired. These judgments include significant assumptions and estimates used to determine the fair value of its reporting units, such as projected revenues and related growth rates, projected operating margins and operating cash flows, discount rates, and future economic and market conditions. The Company has elected to perform its annual goodwill impairment review on November 1 of each year, initially utilizing a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount.

See Note 6 - Goodwill for further information.

INTANGIBLE ASSETS

Identifiable intangible assets primarily include trade name, internal use software, customer relationships, internally developed technology, capitalized engineering costs and non-compete agreements. Amortizable intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the assets may be impaired. If an indicator of impairment exists, the Company will compare the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment, if any, is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model.

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

Underperforming Subsidiary

During the first quarter of 2024, the Company’s Board of Directors approved a plan for the sale of underperforming assets of a subsidiary. On April 30, 2024, the Company entered into an agreement to sell installed and inventory charging units and the associated agreements with existing customers, hosts, and drivers. This transaction was completed and funded on July 3, 2024. As a result, the Company recorded a loss of $945 for the year ended December 31, 2024, which is included in operating expenses on the accompanying consolidated statements of operations. The Company elected not to present this underperforming subsidiary as discontinued operations because it is not material to the Company’s consolidated financial statements.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

FOREIGN CURRENCY TRANSLATION

The Company’s reporting currency is the United States dollar. The functional currency of certain subsidiaries is the Euro, Indian Rupee, and Pound Sterling. Assets and liabilities are translated based on the exchange rates at the balance sheet date $1.1739 for the Euro, $0.0111 for the Indian Rupee and $1.3438 for the Pound Sterling as of December 31, 2025; $1.04131 for the Euro, $.0117 for the Indian Rupee and $1.2551 for the Pound Sterling as of December 31, 2024.

Expense accounts are translated at the weighted average exchange rate for the period $1.1317 for the Euro, $0.0115 for the Indian Rupee and $1.3204 for the Pound Sterling during the year ended December 31, 2025; $1.0439 for the Euro, $0.0117 for the Indian Rupee and $1.2852 for the Pound Sterling during the year ended December 31, 2024; $1.0980 for the Euro, $0.0120 for the Indian Rupee and $1.2664 for the Pound Sterling during the year ended December 31, 2023; Equity accounts are translated at historical exchange rates. The resulting translation adjustments are recognized in stockholders’ equity as a component of accumulated other comprehensive income.

Comprehensive income (loss) is defined as the change in equity of an entity from all sources other than investments by owners or distributions to owners and includes foreign currency translation adjustments as described above. Transaction gains (losses) attributable to foreign exchange were $1,419, ($363), and $140, and are included within general and administrative expenses during the years ended December 31, 2025, 2024, and 2023, respectively. Currency translation adjustments attributable to foreign exchange were ($2,886), ($3,309), and $510 during the years ended December 31, 2025, 2024, and 2023, respectively.

REVENUE RECOGNITION

The Company recognizes revenue primarily from four different types of contracts with customers:

●	Product sales – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer or installation of the product.

●	Charging service revenue – The Company generates charging service revenue from fees charged to users for the use of charging stations, including per-session connection fees and usage-based charges. Revenue is recognized at the point in time when a particular charging session is completed.

●	Warranty – Extended warranties represent a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a gross basis on a straight-line basis over the contract term. The Company also facilitates the sale of third-party warranties for which it acts as an agent; accordingly, revenue from third-party warranties is recognized on a net basis at the point in time of sale. Further, standard warranties are generally not accounted for as separate performance obligations as warranties do not provide a service in addition to the assurance that the charging stations will function as expected.

●	Network fees and warranty – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.

●	Other – Primarily related to transaction fees recognized at a point in time. Other revenues are also comprised of sales related to alternative fuel credits.

●	Car-sharing services – Relate to revenues and expenses from electric vehicle-sharing and electric vehicle charging services provided to apartments, offices and hotels for use by their residents and guests and are recognized in accordance with ASC 842. Revenue is recognized over the duration of the rental agreement which are short term in nature.

●	Grant and fees rebate – Grants and rebates related to EV charging stations and associated installation costs are accounted for by analogy to IAS 20. Grant proceeds are initially deferred and recognized in revenue in a manner consistent with the terms of the grant.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION

The following table summarizes our revenue recognized in the consolidated statements of operations:

	For the Years Ended
	December 31,
	2025	2024	2023
ASC 606 Revenues - Recognized at a Point in Time
Product sales	$46,961	$81,703	$109,416
Charging service revenue	32,285	21,445	15,646
Warranty	1,449	1,535	-
Other	3,113	1,535	1,026
Total Revenues - Recognized at a Point in Time	83,808	106,218	126,088

ASC 606 Revenues - Recognized Over a Period of Time:
Network fees	12,200	7,952	7,481
Warranty	2,393	4,151	3,258
Total Revenues - Recognized Over a Period of Time	14,593	12,103	10,739

ASC 842 - Revenues
Car-sharing services	4,809	4,667	3,302

Revenues - Other
Grant and rebate	310	1,049	469

Total Revenue	$103,520	$124,037	$140,598

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

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

As of December 31, 2025, the Company had $17,282 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the consolidated balance sheets. The Company expects to satisfy $12,137 of its remaining performance obligations for network fees, warranty revenue, product sales, and other and recognize the revenue within the next twelve months. As of December 31, 2024, the Company had $22,138 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the consolidated balance sheets.

The Company has elected to apply the practical expedient to expense costs to obtain contracts at the time the liability is incurred when the expected amortization period is one year or less.

During the years ended December 31, 2025, 2024, and 2023, there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods as specified by ASC 606-10-50-12A.

During the years ended December 31, 2025, 2024, and 2023, the Company recognized $744, $211, and $214, respectively, of revenue related to alternative fuel credits, which is included within other revenue on the consolidated statements of operations.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

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

GOVERNMENT GRANTS

The Company receives grants from federal, state, and foreign government agencies related to capital investments in electric vehicle charging equipment The Company’s accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once it is probable that both of the following conditions will be met: (1) the Company is eligible to receive the grant and (2) the Company is able to comply with the relevant conditions of the grant. Government grants whose primary condition is the purchase, construction, or acquisition of a long-lived asset are considered asset-based grants and are recognized as a liability. Other government grants not related to long-lived assets are considered income-based grants, which are initially recognized as “Government grants receivable” and are also recognized as a reduction to the related cost of activities that generated the benefit. Proceeds received from asset-based grants are presented as cash inflows from investing activities on the consolidated statements of cash flows, whereas proceeds received from income-based grants are presented as cash inflows from operating activities. Private and government grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the recognition of the related depreciation expense of the related asset over their useful lives.

Grant receivables are included within prepaid expenses and other current assets on the Company’s consolidated balance sheets. Current liabilities related to government grants are included within accounts payable, accrued expenses and other current liabilities, and non-current liabilities related to government grants are included within other liabilities. As of December 31, 2025, the Company had government grant receivables of $0 and government grant liabilities of $11,067, of which $2,869 were current and $8,198 were non-current. As of December 31, 2024, the Company had government grant receivables of $1,129 and government grant liabilities of $7,327, of which $1,784 were current and $5,543 were non-current. During the years ended December 31, 2025, 2024, and 2023, government grants of $3,236 $1,129 and $0 respectively, were recognized as a reduction to depreciation expense on the consolidated statements of operations.

ADVERTISING COSTS

The Company participates in various advertising programs. All costs related to advertising of the Company’s products and services are expensed in the period incurred. Advertising costs charged to operations for the years ended December 31, 2025, 2024, and 2023 were $1,606, $2,266, and $2,321, respectively, and are included in general and administrative expenses on the consolidated statements of operations.

CONCENTRATIONS

As of December 31, 2025, accounts receivable from a significant customer was 18% of total accounts receivable and accounts receivable from another significant customer was 11% of accounts receivable. As of December 31, 2024, accounts receivable from a significant customer was 12% of total accounts receivable. As of December 31, 2025 and 2024, accounts payable to a significant vendor was approximately 12% of accounts payable. During the year ended December 31, 2025, revenue from a significant customer represented 10% of total revenue.

During the year ended December 31, 2025 and 2024, the Company made purchases from a significant supplier that represented 12% of total purchases. During the years ended December 31, 2023, the Company made purchases from another significant supplier that represented 24% of total purchases.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

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

INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. As of December 31, 2025 and 2024, the Company maintained a full valuation allowance against its deferred tax assets, since it is more likely than not that the future tax benefit on such temporary differences will not be realized.

The Company recognizes the tax benefit from an uncertain income tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement by examining taxing authorities. The Company has open tax years going back to 2021 (or the tax year ended December 31, 2009 if the Company were to utilize its NOLs) which will be subject to audit by federal and state authorities upon filing. The Company’s policy is to recognize interest and penalties accrued on uncertain income tax positions in interest expense in the Company’s consolidated statements of operations. As of December 31, 2025 the Company had no unrecognized tax benefits. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Years Ended
	December 31,
	2025	2024	2023
Warrants	3,245,059	-	1,150,152
Options	-	-	982,844
Restricted stock units	1,474,443	1,160,667	-
Total potentially dilutive shares	4,719,502	1,160,667	2,132,996

In addition, 1,932,682 and 1,150,152 warrants for the years ended December 31, 2025 and 2024, respectively, and 496,600 and 986,165 options for the years ended December 31, 2025 and 2024, respectively, were excluded from the above table because their exercise prices exceeded the average market price of the Company’s common stock during the respective periods, and would have been anti-dilutive regardless of the Company’s net loss position.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to current year presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company does not expect the adoption of this pronouncement to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which requires additional disclosures in the footnotes that disaggregate certain expenses presented on the face of the income statement. This standard is effective for the Company’s annual reporting period beginning January 1, 2027 and interim reporting periods beginning January 1, 2028. Retrospective application to comparative periods is optional, and early adoption is permitted. The Company is currently evaluating the effects of adopting this new accounting guidance on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient that permits entities to assume that current economic conditions as of the balance sheet date will remain unchanged over the remaining life of current accounts receivable and current contract assets when developing reasonable and supportable forecasts for estimating expected credit losses under ASC 326. The ASU is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The amendments are to be applied prospectively. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes the accounting guidance for internal-use software by eliminating the previous project-stage model and replacing it with a “probable-to-complete” threshold. It also relocates and supersedes the guidance for website development costs (previously in Subtopic 350-50) into Subtopic 350-40, and requires entities to apply the presentation and disclosure requirements in Subtopic 360-10 to capitalized internal-use software costs regardless of how those costs are presented in the financial statements. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer. This ASU refines the scope of Topic 815 to exclude certain contracts whose underlyings are based on operations or activities specific to one of the parties, rather than on general market variables, and clarifies the accounting for share-based noncash consideration received from a customer under Topic 606. The amendments specify that an entity should apply the revenue guidance to share-based consideration until the right to receive or retain that consideration becomes unconditional, at which point subsequent changes in fair value are recognized outside of revenue. The Company is currently assessing the impact that adoption of this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

In September 2025, the FASB issued ASU 2025-08, Derivatives and Hedging (Topic 815): Clarifications on Scope and Application. This ASU provides targeted clarifications to the scope and application of Topic 815, including refinements related to the assessment of whether certain contracts meet the definition of a derivative. The amendments are intended to reduce complexity and diversity in practice by clarifying existing guidance rather than introducing new accounting requirements. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact that adoption of this ASU will have on its consolidated financial statements and related disclosures.

In October 2025, the FASB issued ASU 2025-09, Financial Instruments (Topic 825): Targeted Disclosure Improvements. This ASU enhances existing disclosure requirements related to financial instruments, including clarifications and refinements intended to improve the relevance and transparency of information provided to financial statement users. The amendments focus primarily on disclosure presentation and do not change the recognition or measurement of financial instruments. The amendments are effective for annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which adds guidance on the recognition, measurement and presentation of government grants. The new standard is effective for fiscal years beginning after December 15, 2028. Early adoption is permitted. The Company has previously analogized to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, to account for refundable tax credits as an income grant. The Company’s existing policy on grants under IAS 20 aligns with the updated guidance, and the Company does not expect a material effect on its consolidated financial statements upon adoption.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies and reorganizes interim reporting disclosure requirements by introducing a disclosure principle that requires entities to disclose significant events and changes in circumstances that occur during interim periods. The amendments are intended to improve the consistency, usefulness, and understandability of interim financial reporting by focusing disclosures on matters that are material to an understanding of the entity’s financial position, cash flows, and results of operations. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its consolidated financial statements and related disclosures.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, under which an entity that qualifies as either a joint venture or a corporate joint venture as defined in the FASB Accounting Standards Codification (“ASC”) master glossary is required to apply a new basis of accounting upon the formation of the joint venture. Specifically, the ASU provides that a joint venture or a corporate joint venture (collectively, “joint ventures”) must initially measure its assets and liabilities at fair value on the formation date. The amendments are effective for all joint ventures within the ASU’s scope that are formed on or after January 1, 2025. The Company adopted this pronouncement on January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU No. 2023-09 requires enhanced income tax disclosures that reflect how operations and related tax risks, as well as how tax planning and operational opportunities, affect the tax rate and prospects for future cash flows. The Company adopted ASU No. 2023-09 as of January 1, 2025 on a prospective basis and have included the relevant disclosures in Note 12, Income Taxes.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

3. BUSINESS COMBINATIONS

ZEMETRIC, INC.

On July 7, 2025, Blink Charging Co. entered into a Stock Purchase Agreement (“SPA”) with the shareholders of Zemetric, Inc. (“Zemetric”), a Delaware corporation. Under the terms of the SPA, Blink acquired 100% of the issued and outstanding shares of common stock of Zemetric, thereby obtaining control of Zemetric and its subsidiaries, Zemetric EV Solutions Private Limited and Evy Energy Private Limited, both organized under the laws of India. The Company acquired Zemetric in order to acquire Level 2 charging hardware technology that enhances and complements the Company’s existing product portfolio.

Under the terms of the SPA, the aggregate acquisition consideration totaled approximately $3,595, comprised of: (i) $207 (net of cash acquired of $43) in cash paid at closing; (ii) 1,462,841 shares of the Company’s common stock with an aggregate fair value of $1,151 (“Common Stock Consideration”), and (iii) earn-out payments with an aggregate value up to $3,438, payable, at the Company’s sole discretion, in additional shares of the Company’s common stock, cash, or a combination thereof, contingent upon the achievement of specified milestones pursuant to the SPA. No portion of the earn-out shall be payable unless the applicable milestone is met, and any underachievement shall reduce the corresponding earn-out proportionally. In the event the milestones exceed 100% of the specified targets, the Company agrees to issue additional earn-out consideration capped at a maximum of 100% or $3,438.

As of December 31, 2025, 61,598 shares of common stock issuable in connection with the Common Stock Consideration have not been issued. The Company has accrued for this obligation of December 31, 2025. See Note 7 - Accrued Expenses for additional details.

The earn-outs are contingent upon the achievement of certain revenue, gross profit, operational and performance targets over the 18-month period following the closing date. The earn-out is classified as a liability because it may be settled in a variable number of restricted shares and, therefore, does not meet the criteria for equity classification under ASC 815-40.

The Company engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities assumed for Zemetric. During the year ended December 31, 2025, the Company completed its analysis of the purchase price allocation related to the Zemetric acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date:

Purchase Price Allocation
Purchase Consideration:
Cash (net of cash acquired of $43)	$207
Common stock consideration	1,151
Earn-out liabilities	2,194

Total Purchase Consideration	$3,552

Less:
Trade names	$162
Customer relationships	6
Developed technology	1,541
Property and equipment	6
Non-compete agreements	62
Note payable-related party	(114)
Net working capital	147

Fair Value of Identified Net Assets	$1,810

Remaining Goodwill Value	$1,742

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

3. BUSINESS COMBINATION – CONTINUED

ZEMETRIC, INC. – CONTINUED

The components of net working capital are as follows:

Purchase Price Allocation
Current assets:
Accounts receivable	176
Inventory	119
Other current assets	6

Total current assets	$301

Less current liabilities:
Accounts payable	$123
Accrued expenses	24
Deferred revenue	7

Total current liabilities	$154

Net working capital	$147

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

When determining the fair value of developed technology, a form of an income approach, known as the multi-period excess earnings method, was used. The fair value was determined by calculating the present value of estimated future operating cash flows generated from the technology, less costs to realize the revenue. The Company applied a discount rate of 30%, which reflected the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the developed technology include an assumed income tax rate of 26%. The developed technology was assigned a useful life of five years for hardware and three years for software.

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

3. BUSINESS COMBINATION – CONTINUED

ZEMETRIC, INC. – CONTINUED

The fair value of the earn-out liabilities was estimated using a Monte Carlo simulation and a probability weighted expected return model that considered the probability of achieving various operational and revenue milestones. The valuation incorporated risk-adjusted discount rates ranging from approximately 4% to 28% and a 13% liquidity discount to reflect the unregistered status of the shares to be issued upon settlement. Significant increases or decreases in projected revenues or gross margins could materially affect the estimated fair value of the earn-out liabilities.

Goodwill was recorded for the amount by which the purchase price exceeded the fair value of the net assets acquired, and the amount is attributable to the assembled workforce and the synergies expected to be realized through the integration of Zemetric with the Company’s existing product offerings. Goodwill of $1,742 resulting from the acquisition of Zemetric is not expected to be deductible for income tax purposes.

The consolidated financial statements of the Company include the results of operations of Zemetric from July 7, 2025 (the acquisition date) through December 31, 2025 and do not include results of operations for periods prior to July 7, 2025. The results of operations of Zemetric from July 7, 2025 through December 31, 2025 included revenues of approximately $14 and net loss of approximately $40. Acquisition-related costs were immaterial.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

3. BUSINESS COMBINATION – CONTINUED

ENVOY TECHNOLOGIES, INC.

On April 18, 2023, the Company, Blink Mobility, LLC, a California limited liability company and wholly-owned subsidiary of the Company (“Mobility”), and Mobility Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Mobility (“Merger Sub”), entered into and, after all parties met the closing conditions, consummated the transactions contemplated under an Agreement and Plan of Merger, dated as of April 18, 2023 (the “Acquisition Agreement”), with Envoy Technologies, Inc., a Delaware corporation (“Envoy”). Pursuant to the Acquisition Agreement, Merger Sub merged with and into Envoy, whereupon the separate corporate existence of Merger Sub ceased, and Envoy was the surviving corporation of the merger and a wholly-owned subsidiary of Mobility (the “Acquisition”). The Company acquired Envoy to enter the EV private rideshare market with the expectation to create incremental opportunities to deploy and sell Blink charging solutions.

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

The aggregate purchase price was $30,900, which included working capital deficit of $1,595 and closing date cash of $19. The fair value of the consideration paid in the acquisition consisted of: (a) $6,000 in cash ($4,679 was paid at Closing and $1,321 was paid prior to Closing in the form of a note receivable); (b) $6,782 in aggregate promissory notes; and (c) $18,118 in common stock of Mobility subject to the conditions described above. The payment of shares of common stock of Mobility or Mobility’s successor, if any, would be based on the public offering price per share of such stock in the initial public offering. The payment of shares of common stock of the Company, if any, would be based on the average of the daily-weighted average prices for such stock on each of the 60 days ending on the day prior to issuance thereof. The Company engaged a third-party independent valuation specialist to assist in the determination of fair values of tangible and intangible assets acquired and liabilities assumed for Envoy.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

3. BUSINESS COMBINATION – CONTINUED

ENVOY TECHNOLOGIES, INC. – CONTINUED

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

When determining fair value of customer relationships, a form of an income approach, known as the multi period excess earnings method was used. The fair value was determined by calculating the present value of estimated future operating cash flows generated from the existing customers less costs to realize the revenue. The Company applied a discount rate of 21%, which reflected the nature of the assets as they relate to the risk and uncertainty of the estimated future operating cash flows. Other significant assumptions used to estimate the fair value of the customer contracts include an assumed income tax rate of 26%. Customer relationships were assigned a useful life of 5.3 years.

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

(dollars in thousands, except for share and per share amounts)

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

The following table presents the unaudited pro forma consolidated results of operations for the years ended December 31, 2023 as if the acquisition of Envoy occurred at the beginning of fiscal year 2022. The pro forma information provided below is compiled from the preacquisition financial information of Envoy and includes pro forma adjustments to give effect to (i) interest expense related to notes issued as consideration and (ii) amortization expense associated with the acquired intangible assets. The pro forma results are not necessarily indicative of (i) the results of operations that would have occurred had the operations of this acquisition actually been acquired at the beginning of fiscal year 2022 or (ii) future results of operations.

For the Year Ended
December 31, 2023
(Unaudited)
Revenues	$140,765
Net loss	$(204,949)

As of the date of the acquisition, the Company expected to collect all contractual cash flows related to receivables acquired in the acquisition. Acquisition-related costs of $356 expensed as incurred and are recorded within general and administrative expenses on the consolidated statements of operations.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2025	2024
EV charging stations	$53,456	$42,419
Software	3,628	3,294
Automobiles	536	1,979
Office and computer equipment	2,994	2,750
Leasehold improvements	1,974	2,001
Machinery and equipment	1,169	1,128
	63,757	53,571
Less: accumulated depreciation	(21,066)	(16,190)
Property and equipment, net	$42,691	$37,381

Depreciation and amortization expense related to property and equipment was $4,876, $6,841, and $4,885 for the years ended December 31, 2025, 2024, and 2023, respectively, of which, $4,055, $5,643 and $4,250, respectively, was recorded within cost of revenues in the accompanying consolidated statements of operations. The remaining depreciation expense of $820, $1,198, and $635 was included within general and administrative expenses during the years ended December 31, 2025, 2024, and 2023, respectively.

During the years ended December 31, 2025, 2024, and 2023, the Company disposed of property and equipment which resulted in a loss (gain) on disposal of $3,112, $1,969 and ($11), respectively. The losses on disposals were due to the normal course of business and were included within general and administrative expenses in the consolidated statements of operations.

During the years ended December 31, 2025, 2024, and 2023, the Company transferred charging stations of $1,919, $6,242, and $1,786 from inventory into property and equipment. During the year ended December 31, 2024, the Company sold approximately 10,000 square feet of office space in Miami Beach, Florida for approximately $3,425 of proceeds. In connection with the sale, the Company recorded a loss on sale of $459 within general and administrative expenses during the year ended December 31, 2024.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

5. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Internal Use Software	Capitalized Engineering Costs	Trade Name and Patents	Customer Relationships	Internally Developed Technology	Non-Compete Agreements	Accumulated Amortization	Total
Balance as of January 1, 2024	$1,245	$1,265	$2,805	$18,224	$4,804	$1,730	$(13,775)	$16,298
Amortization expense	-	-	-	-	-	-	(5,910)	(5,910)
Balance as of December 31, 2024	1,245	1,265	2,805	18,224	4,804	1,730	(19,685)	10,388
Additions	-	19	162	6	1,541	-	-	1,728
Impairment	-	-	(166)	(1,925)	(175)	(11)	1,515	(762)
Amortization expense	-	-	-	-	-	-	(4,720)	(4,720)
Balance as of December 31, 2025	$1,245	$1,284	$2,801	$16,305	$6,170	$1,719	$(22,890)	$6,634
Weighted average remaining amortization period at December 31, 2025 (in years)	2.3	3.8	12.7	1.5	4.6	0.0

Useful Lives	3 - 5 Years	6 Years	13-17 Years	5 Years	5 Years	2 Years

	Internal Use Software	Capitalized Engineering Costs	Trade Name and Patents	Customer Relationships	Internally Developed Technology	Non-Compete Agreements	Accumulated Amortization
Balance as of January 1, 2024	$721	$-	$2,092	$6,592	$2,729	$1,641	$13,775
Amortization expense	24	745	684	2,926	1,444	87	5,910
Balance as of December 31, 2024	745	745	2,776	9,518	4,173	1,728	19,685
Impairment	-	-	(166)	(1,178)	(160)	(11)	(1,515)
Amortization expense	288	345	35	3,341	709	2	4,720
Balance as of December 31, 2025	$1,033	$1,090	$2,645	$11,681	$4,722	$1,719	$22,890

Amortization expense during the years ended December 31, 2025, 2024, and 2023 were $4,720, $5,910, and $7,556, respectively. Amortization expense is included within general and administrative expense during the years ended December 31, 2025, 2024, and 2023.

The Company determined that the carrying value of certain intangible assets had exceeded its undiscounted cash flows and, as a result, recorded an intangible asset impairment charge of $762, $0, and $5,143 in the consolidated statements of operations during the years ended December 31, 2025, 2024, and 2023, respectively.

See Note 3 - Business Combination for additional details.

The estimated future amortization expense is as follows:

For the Years Ending December 31,	Total
2026	$3,599
2027	1,927
2028	481
2029	336
2030	175
Thereafter	116
$6,634

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

6. GOODWILL

Goodwill Impairment Assessment — Year Ended December 31, 2025

In connection with the Company’s annual goodwill impairment assessment on November 1, 2025, management evaluated each reporting unit with a goodwill balance for indicators of impairment. As of the assessment date, goodwill was allocated to two reporting units: Legacy Blink ($1,742, arising from the acquisition of Zemetric, Inc. in July 2025) and Mobility ($17,897). The Blink UK and Blue Corner reporting units had no remaining goodwill as of the assessment date, having been fully impaired as of December 31, 2024. For the Legacy Blink reporting unit, given the recency of the arm’s-length acquisition and the absence of adverse qualitative indicators, management concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount.

For the Mobility reporting unit, management’s qualitative assessment identified multiple adverse factors indicating that it was more likely than not that the fair value of the reporting unit was less than its carrying amount. These factors included: (i) continued operating losses and limited revenue growth relative to expectations at the time of the Envoy acquisition; (ii) a strategic realignment following changes in executive leadership, pursuant to which management determined that the Mobility business is no longer aligned with the Company’s core EV charging infrastructure objectives; and (iii) the receipt of multiple non-binding expressions of interest from third parties to acquire the Mobility business at values substantially below its carrying amount. These indications of value reflected the pricing that willing market participants would ascribe to the reporting unit in an orderly transaction and, together with management’s willingness to engage at those levels, provided sufficient market-based evidence to measure the impairment. Based on this evidence, the Company concluded that the reporting unit’s carrying value exceeded its fair value by more than the total amount of goodwill allocated to the Mobility reporting unit. As a result, the Company recorded impairment of goodwill of $17,897 during the year ended December 31, 2025. The impairment charge is included in operating expenses in the accompanying consolidated statements of operations.

Goodwill Impairment Assessments — Years Ended December 31, 2024 and 2023

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

Estimation of the fair value of each reporting unit involved the projection of discounted future cash flows using certain assumptions that are subjective in nature, including assumptions related to historical and market growth rates and gross margin improvements, as well as future operating expense synergies and optimization, among other factors. Based on its analysis, the Company determined that the carrying value exceeded the estimated fair value in all reporting units. Consequently, the Company recognized a goodwill impairment charge of $126,984 and $89,087 in the consolidated statements of operations during the years ended December 31, 2024 and 2023 respectively.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

6. GOODWILL – CONTINUED

Changes in goodwill by reporting unit as of December 31, 2025 and 2024 were as follows:

	Legacy Blink	Mobility	Blue Corner	Blink UK	Total
Balance as of January 1, 2024	$117,345	$27,536	$-	$-	$144,881
Impairment expense	(117,345)	(9,639)	-	-	(126,984)
Balance as of December 31, 2024	-	17,897	-	-	17,897
Additions	1,742	-	-	-	1,742
Impairment expense	-	(17,897)	-	-	(17,897)
Balance as of December 31, 2025	$1,742	$-	$-	$-	$1,742

Cumulative impairment of goodwill by reporting unit as of December 31, 2025 and 2024 was as follows:

	Legacy Blink	Mobility	Blue Corner	Blink UK	Accumulated Impairment
Balance as of January 1, 2024	$58,530	$2,926	$16,644	$10,987	$89,087
Impairment expense	117,345	9,639	-	-	126,984
Balance as of December 31, 2024	175,875	12,565	16,644	10,987	216,071
Impairment expense	-	17,897	-	-	17,897
Balance as of December 31, 2025	$175,875	$30,462	$16,644	$10,987	$233,968

7. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024

Accounts payable	$28,404	$28,888
Accrued professional, board and other fees	3,239	1,644
Accrued wages	2,723	3,487
Warranty payable	1,277	1,721
Accrued income, property and sales taxes payable	2,780	972
Accrued purchases	3,343	-
Other accrued expenses	2,607	379
Government grant liabilities	2,869	1,784
Total accrued expenses	$47,242	$38,875

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

8. NOTES PAYABLE AND CONSIDERATION PAYABLE

SEMACONNECT- NOTES PAYABLE

Amendment to Merger Agreement

In connection with the Company’s acquisition of SemaConnect in June 2022 pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), the Company agreed to pay $40,600 in deferred merger consideration (the “Deferred Merger Consideration”), plus accrued interest, to the former stockholders of SemaConnect.

On August 4, 2023, the Company entered into an amendment to the Merger Agreement to modify the payment terms of the Deferred Merger Consideration. Under the amended terms, the Company agreed to pay: (a) within 15 days following the consummation of a financing transaction or series of related transactions in excess of $150,000 since the June 2022 closing, $12,500 of the outstanding Deferred Merger Consideration in cash to the former stockholders; and (b) within 15 days following the consummation of any financing transaction or series of related transactions in excess of $250,000 since the closing, fifty cents of every dollar of proceeds received by the Company in excess of $250,000 to repay the Deferred Merger Consideration until paid in full. The amendment also: (i) accelerated the maturity date from June 13, 2025 to April 1, 2025; (ii) increased the interest rate from 7% to 9.5% per annum (with 50% payable in cash and 50% payable in-kind); and (iii) provided each stockholder with the right to convert its outstanding Deferred Merger Consideration (after the initial $12,500 payment) into shares of the Company’s common stock at a conversion price equal to 126% of the seven-day average stock price prior to the amendment date, subject to a cap that prevents the issuance of shares equal to or in excess of 20% of the Company’s outstanding common stock. The payment obligations were guaranteed by all of the Company’s U.S. subsidiaries and secured by a security interest on all assets of the Company and its U.S. subsidiaries.

In consideration for the amendment, the Company issued 158,372 shares of common stock valued at $1,000 as a consent fee to the stockholders’ representative, which was recognized as a loss on extinguishment of debt in accordance with ASC 470 during the year ended December 31, 2023. The Company also recognized $50 of reimbursable legal fees as a debt discount, which was amortized through interest expense over the term of the note.

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

See Note 10 – Fair Value Measurement for additional details related to the settlement of the common stock consideration payable.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

9. DEFERRED REVENUE

The Company records deferred revenue when cash payments are received or billings are due in advance of the Company’s satisfaction of performance obligations under its contracts with customers. The Company’s deferred revenue primarily relates to prepaid network fees and extended warranty. The Company expects to recognize the $17,282 deferred revenue balance as of December 31, 2025 as follows: approximately $12,100 during the year ending December 31, 2026; approximately $3,800 during the year ending December 31, 2027; approximately $1,300 during the year ending December 31, 2028; and the remaining balance thereafter through 2029. The expected timing of recognition is based on the contractual service periods of the underlying arrangements. Actual recognition may differ from these estimates as a result of changes in customer contracts or early termination of service arrangements.

During the year ended December 31, 2025, the Company recognized $8,790 of revenues related to network fees and warranty contracts that were included in deferred revenues as of December 31, 2024. During the year ended December 31, 2024, the Company recognized $10,595 of revenues related to network fees and warranty contracts that were included in deferred revenues as of December 31, 2023. During the year ended December 31, 2023, the Company recognized $2,794 of revenues related to network fees and warranty contracts that were included in deferred revenues as of December 31, 2022.

10. FAIR VALUE MEASUREMENT

Assets and liabilities measured at fair value on a recurring basis are as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$32,500	$-	$-	$32,500
Total assets	$32,500	$-	$-	$32,500

Liabilities:
Warrant liability	$-	$-	$30	$30
Earn-out liabilities	-	-	1,986	1,986
Total liabilities	$-	$-	$2,016	$2,016

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$13,630	$-	$-	$13,630
Money market funds	27,347	-	-	27,347
Alternative fuel credits	-	51	-	51
Total assets	$40,977	$51	$-	$41,028

Liabilities:
Warrant liability	$-	$-	$22	$22
Common stock consideration payable	-	-	21,028	21,028
Total liabilities	$-	$-	$21,050	$21,050

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

10. FAIR VALUE MEASUREMENT – CONTINUED

Assumptions utilized in the valuation of warrant liabilities are described as follows:

	For the Years Ended
	December 31,
	2025	2024	2023
Risk-free interest rate	3.96%-4.03%	3.98%-5.09%	4.64%-5.46%
Contractual term (years)	1.00	1.00	1.00
Expected volatility	74%-80%	84%-92%	67%-80%
Expected dividend yield	0.00%	0.00%	0.00%

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis:

	2025	2024

Common Stock Consideration Payable
Beginning balance as of January 1,	$21,028	$18,118
Change in fair value of consideration payable	(9,238)	2,910
Issuance of common stock and warrants in satisfaction of consideration payable	(11,790)	-
Ending balance as of December 31,	$-	$21,028

Warrant Liability
Beginning balance as of January 1,	$22	$32
Change in fair value of warrant liability	8	(10)
Ending balance as of December 31,	$30	$22

Earn-Out Liabilities
Beginning balance as of January 1,	$-	$-
Contingent consideration assumed in Zemetric acquisition	2,194	-
Common stock issued in satisfaction of earn-out liabilities	(206)	-
Change in fair value of earn-out liabilities	(2)	-
Ending balance as of December 31,	$1,986	$-

See Note 8- Notes Payable and Consideration Payable for additional details.

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

10. FAIR VALUE MEASUREMENT – CONTINUED

COMMON STOCK CONSIDERATION PAYABLE

The common stock consideration payable is recorded at fair value of $0 and $21,028 as of December 31, 2025 and 2024, respectively, and was included within consideration payable on the consolidated balance sheets. The Company uses a probability-weighted discounted cash flow approach as a valuation technique to determine the fair value of the common stock consideration payable on the acquisition date and at each reporting period. The significant unobservable inputs used in the fair value measurements are the probability outcome percentages that are assigned to each scenario. Significant increases or decreases to either of these inputs in isolation could result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the common stock consideration liability.

During the year ended December 31, 2025, in satisfaction of the Company’s obligations with respect to the common stock consideration payable, the Company issued to the former shareholders of Envoy Technologies an aggregate of 9,696,882 shares of the Company’s common stock with an aggregate issuance date fair value of $9,018 and warrants to purchase up to an aggregate of 3,898,177 shares of the Company’s common stock at an exercise price of $0.01 per share with an aggregate issuance date fair value of $2,772, both of which were classified within stockholders’ equity on the consolidated balance sheets. The warrants have a contractual life of twenty months. See Note 1 – Business Organization, Nature of Operations and Basis of Presentation for additional details. The carrying value of the consideration payable prior to settlement was $21,028 and as a result of the Stock Issuance and Warrant Issuance, the Company recorded a gain on the change in fair value and settlement of the consideration payable of $9,238 during the year ended December 31, 2025.

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

During the year ended December 31, 2025, 1,470,588 warrants related to the first tranche of warrants had become exercisable upon meeting vesting conditions. Furthermore, 653,118 of these warrants were exercised during the year ended December 31, 2025. The remaining two tranches have not vested as of December 31, 2025.

EARN-OUT LIABILITIES

See Note 3 – Business Combination for details.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

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

As of December 31, 2025, and 2024, options to purchase 496,600 and 986,165 shares of options were outstanding, respectively. As of December 31, 2025, and 2024, 3,345,353 and 4,974,178 shares of common stock, respectively, were outstanding to employees and members of the Board of Directors of the Company. As of December 31, 2025 and 2024, there were 2,199,439 and 2,025,822 securities available for future issuance under the 2018 Plan, respectively.

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

In December 2025, the Company completed an underwritten registered public offering of 26,666,666 shares of our common stock at a public offering price of $0.75 per share. The Company received approximately $20,000 in gross proceeds from the public offering, and approximately $18,526 in net proceeds after deducting the underwriting discount and offering expenses paid by the Company. In connection with the offering, the Company engaged H.C. Wainwright & Co., LLC and Roth Capital Partners, LLC as co-placement agents and agreed to pay them a cash fee equal to 6.0% of the aggregate gross proceeds, reimbursement of out-of-pocket expenses up to approximately $141, and warrants to purchase up to 1,600,000 shares of common stock at an exercise price of $0.9375 per share (representing 125% of the public offering price). The placement agent warrants are immediately exercisable and expire three years from the date of issuance. In connection with the offering, each of the Company’s officers and directors entered into lock-up agreements restricting the sale or transfer of Company securities for 90 days following the closing date, subject to certain exceptions. The Company also agreed not to issue additional shares of common stock, securities convertible into common stock, or file any registration statements for 90 days following the closing date, subject to certain exceptions.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

11. STOCKHOLDERS’ EQUITY – CONTINUED

AT-THE-MARKET OFFERING

 During the year ended December 31, 2023, the Company sold 30,914,695 shares of its common stock pursuant to the ATM program for gross proceeds of approximately $116,651 and net proceeds of approximately $114,317 after deducting offering expenses.

During the year ended December 31, 2024, the Company sold an aggregate of 8,970,010 shares of common stock aggregate gross proceeds of $27,004, less issuance costs of $608, for net proceeds of $26,396. As of December 31, 2024, the Company has approximately $98,648 available under this ATM program

During the year ended December 31, 2025, the Company sold an aggregate of 681,330 shares of common stock under an “at-the-market” equity offering program for aggregate gross proceeds of $909, less issuance costs of $18, which were recorded as a reduction to additional paid-in capital.

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

(dollars in thousands, except for share and per share amounts)

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

2025

During the year ended December 31, 2025, the Company issued 653,118 shares of common stock pursuant to a warrant exercise.

During the year ended December 31, 2025, the Company issued 189,892 shares of common stock in satisfaction of certain earn-out liabilities pursuant to the Zemetric acquisition. See Note 3- Business Combinations- for additional information.

See Note 3 - Business Combination for additional details related to common stock issued as consideration for the Zemetric acquisition.

See Note 10 - Fair Value Measurement for additional details related to common stock and warrants issued in satisfaction of consideration payable.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

11. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the years ended December 31, 2025, 2024, and 2023, of $2,764, $3,525, $22,039, respectively, which is included within compensation expense on the consolidated statement of operations. As December 31, 2025, there was $1,450 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.34 years.

WARRANT AND OPTION VALUATION

The Company has computed the fair value of certain warrants and options granted using the Black-Scholes option pricing model. Option forfeitures are recorded as a reduction of previously expensed amount at the time of occurrence. The expected term used for options issued is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company is utilizing an expected volatility figure based on a review of the historical volatility of the Company over a period equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

RESTRICTED STOCK UNITS

The Company grants Restricted Stock Units (“RSUs”) to employees, executives, and members of the Board of Directors under the Company’s equity incentive plan. RSUs represent a right to receive shares of the Company’s common stock upon vesting and have no exercise price. The RSUs vest ratably over service periods of one to three years from the date of grant, subject to the recipient’s continued service with the Company. Upon vesting, the RSUs automatically settle and convert into unrestricted shares of the Company’s common stock. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the date of grant.

A summary of the RSU activity during the year ended December 31, 2025 is presented below:

		Weighted	Weighted
		Average	Average
	Number of	Grant Date	Grant Date
	Shares	Fair Value Per Share	Fair Value
Unvested, January 1, 2025	1,160,667	$3.32	3,850
Granted	1,713,160	1.25	2,136
Vested	(1,074,742)	2.74	(2,940)
Cancelled/forfeited/expired	(324,642)	2.32	(755)
Unvested, December 31, 2025	1,474,443	$1.57	$2,291

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

11. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK OPTIONS

In applying the Black-Scholes option pricing model to options granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2025	2024	2023

Risk free interest rate	4.12%	3.60%-4.64%	3.00%-4.14%
Expected term (years)	8.00	6.00	5.00
Expected volatility	81%	110.3%-125.9%	115.9%-117.3%
Expected dividends	0.00%	0.00%	0.00%

A summary of the option activity during the year ended December 31, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, January 1, 2025	986,165	$26.27
Granted	100,257	2.55
Cancelled/forfeited/expired	(589,822)	33.03
Outstanding, December 31, 2025	496,600	$13.43	3.3	$-

Exercisable, December 31, 2025	415,853	$15.60	2.5	$-

The weighted average estimated fair value of the options granted during the years ended December 31, 2025, 2024, and 2023 were $2.40, $4.09, and $12.54 per share.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

11. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK OPTIONS – CONTINUED

The following table presents information related to stock options as of December 31, 2025:

	Options Outstanding		Options Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Options	In Years	Options
$0.97-$9.14	$2.62	302,948	2.2	222,201
$15.51-$38.45	$28.69	177,748	2.9	177,748
$40.82-$59.22	$48.86	15,904	1.6	15,904
	13.43	496,600	2.5	415,853

STOCK WARRANTS

In applying the Black-Scholes option pricing model to warrants granted, the Company used the following assumptions:

	For the Years Ended
	December 31,
	2025	2024	2023

Risk free interest rate	3.68%	N/A	3.39%-4.03%
Expected term (years)	1.67-3.01	N/A	5.00
Expected volatility	83.3%-84.9%	N/A	115.9%-133.4%
Expected dividends	0.00%	N/A	0.00%

Note 10– Fair Value Measurement and elsewhere within this note for additional details regarding valuation of the warrants issued to the former shareholders of Envoy.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

11. STOCKHOLDERS’ EQUITY – CONTINUED

STOCK WARRANTS – CONTINUED

The following table accounts for the Company’s warrant activity for the year ended December 31, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Shares	Price	In Years	Value
Outstanding, January 1, 2025	1,145,914	$9.69
Issued	5,498,177	0.28
Exercised	(653,118)	0.01
Outstanding, December 31, 2025	5,990,973	$2.11	1.9	$2,132,004

Exercisable, December 31, 2025	3,563,384	$2.11	2.3	$2,132,004

The following table presents information related to stock warrants as of December 31, 2025:

	Warrants Outstanding		Warrants Exercisable
	Weighted		Weighted
Range of	Average	Outstanding	Average	Exercisable
Exercise	Exercise	Number of	Remaining Life	Number of
Price	Price	Warrants	In Years	Warrants

$0.01	$0.01	3,245,059	1.3	817,470
$0.9375	$0.9375	1,600,000	3.0	1,600,000
$8.82-$11.56	$9.69	1,145,914	2.2	1,145,914
		5,990,973	2.3	3,563,384

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

12. INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted rates expected to be applicable to taxable income in the years those temporary differences are recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income during the period that includes the enactment date. A valuation allowance is recorded by the Company when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

On July 4, 2025, H.R.1 (the “Tax Reform Act of 2025”) was enacted in the U.S. The Tax Reform Act of 2025 includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. Important business provisions include, but are not limited to, reinstatement of permanent expensing of domestic research and development costs, higher EBITDA cap on the deduction for interest expense and 100% bonus depreciation. The provisions in the Tax Reform Act of 2025 have multiple effective dates, with certain provisions effective in 2025 and others implemented through future years. The Tax Reform Act of 2025 did not materially impact the Company’s effective tax rate for 2025. The Company continues to evaluate the future impact of these tax law changes on its financial statements.

The provision for income taxes for the years ended December 31, 2025, 2024, and 2023 consists of the following:

	For the Years Ended December 31
	2025	2024	2023
Federal:
Current	$-	$-	$-
Deferred	-	-	-

State:
Current	91	119	-
Deferred	-	-	-

Foreign:
Current	226	537	1,494
Deferred	-	-	-

Income tax provision	$317	$656	$1,494

No federal or state current tax provision has been recorded for the years ended December 31, 2025, 2024, and 2023 because the Company had net operating losses for federal and state tax purposes. However, a foreign tax provision was recorded related to the Company’s operations in India. The net operating loss carryovers may be subject to annual limitations under Internal Revenue Code Section 382, and similar state provisions, should there be a greater than 50% ownership change as determined under the applicable income tax regulations. The amount of the limitation would be determined based on the value of the company immediately prior to the ownership change and subsequent ownership changes could further impact the amount of the annual limitation. An ownership change pursuant to Section 382 may have occurred in the past or could happen in the future, such that the NOLs available for utilization could be significantly limited. The Company will perform a Section 382 analysis in the future. The related decrease in the deferred tax asset will be offset by the decrease in valuation allowance.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

12. INCOME TAXES – CONTINUED

In accordance with ASU 2023-09, the following table summarizes differences between income tax expense (benefit) at the statutory federal income tax rate and as presented on the consolidated statements of operations during the year ended December 31, 2025.

	For the Year Ended December 31, 2025
Tax benefit at U.S. federal statutory rate	$(17,248)	21.0%
State income taxes, net of federal benefit (1)	83	(0.1)%
Nontaxable or non deductible items
Stock compensation	34	0.0%
Loss on impairment of intangibles and goodwill	3,758	(4.6)%
Other permanent differences	(1,928)	2.3%
Income from non-includable foreign entities	3,143	(3.8)%
Foreign tax effects (2)
India foreign tax expense	225	(0.3)%
Tax credits	(30)	0.0%
Change in valuation allowance	12,280	(14.9)%
Effective income tax rate	$317	(0.4)%

(1)	State taxes in California, Florida, and Maryland accumulated to over 50% of the tax effect in this category.
(2)	India is the only foreign jurisdiction which meets the 5% threshold.

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

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09 is as follows:

	For the Years Ended December 31
	2024	2023
Tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(1.2)%	0.2%
Permanent differences:
Stock compensation	0.2%	1.5%
Impairment of intangibles and goodwill	13.5%	9.8%
Section 162(m)	0.0%	1.9%
Other permanent differences	0.0%	0.2%
Tax credits	0.0%	0.0%
Income from non-includable foreign entities	2.0%	1.8%
Deferred adjustments and true-up	(5.1)%	2.3%
Change in valuation allowance	13.5%	7.3%
Foreign tax	(1.5)%	(3.2)%
Effective income tax rate	0.4%	0.7%

The disaggregation of the Company’s domestic and foreign pre-tax loss for the years ended December 31, 2025, 2024, and 2023, is as follows:

	For the Years Ended December 31
	2025	2024	2023

U.S.	$(68,101)	$(180,327)	$(151,883)
Foreign	(14,967)	(20,335)	(50,316)
	$(83,068)	$(200,662)	$(202,199)

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

12. INCOME TAXES – CONTINUED

A reconciliation of the income tax paid by jurisdiction is as follows:

For the Year Ended December 31
2025
Income Taxes paid (net of refunds)
U.S. federal	$-
U.S. state and local
Maryland	37
Texas	31
Florida	25
Massachusetts	22
Georgia	18
Pennsylvania	18
Other	24
175
Foreign
India	163
Total	$338

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below:

	December 31,
	2025	2024
Deferred Tax Assets:
Net Operating Loss Carryforwards - Federal	$81,341	$71,339
Net Operating Loss Carryforwards - States	13,679	12,191
Net Operating Loss Carryforwards - UK	8,497	6,560
Net Operating Loss Carryforwards - Belgium	12,149	10,523
Tax Credits	716	686
Stock-Based Compensation	1,135	713
Accruals	2,391	944
Deferred Revenue	2,002	2,299
Allowance for Doubtful Accounts	2,174	1,536
Capitalized Sec. 174 R&E	2,976	2,147
ROU Liability	1,401	1,944
Other	2,061	1,934

	130,522	112,816

Deferred Tax Liabilities:
Intangible Assets	(1,742)	(2,197)
Depreciable Assets	(6,304)	(3,613)
Unrealized Gain/Loss	72	(175)
ROU Asset	(1,100)	(1,685)
Other	(222)	(531)
	(9,296)	(8,201)

Net Deferred Tax Assets	121,226	104,615
Valuation Allowance	(121,200)	(104,589)
Deferred Tax Assets, Net of Valuation Allowance	26	26

Change in Valuation Allowance	$16,611	$15,858

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

12. INCOME TAXES – CONTINUED

The Company has determined that a valuation allowance for the entire net deferred tax asset is required. A valuation allowance is required if, based on the weight of evidence, it is more likely than not that some or the entire portion of the deferred tax asset will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized.

As of December 31, 2025, the Company had net operating loss carry forwards for federal income tax purposes of approximately $387,336, of which $86,636 expire at various dates between 2029 and 2037. The remaining $300,700 of net operating loss carry forwards incurred after 2017 do not have an expiration date.

In addition, state net operating loss carryforwards available are approximately $253,241 as of December 31, 2025. The state NOL carryforwards have expiration dates as follows:

Expiration Date	State NOL
2031	$265
2032	582
2033	1,219
2034	2,042
2035 and after	152,261
Indefinite	96,872
Total	$253,241

As of December 31, 2025, the Company has foreign NOL carryforwards of approximately $44,724 in the United Kingdom and approximately $48,595 in Belgium, all of which are attributable to the Company’s foreign subsidiaries. These NOL carryforwards may be utilized to offset future taxable income in their respective jurisdictions, subject to applicable statutory limitations and regulations. The NOL carryforwards in both the United Kingdom and Belgium can be carried forward indefinitely.

13. RELATED PARTIES

JOINT VENTURE

The Company and a group of three Cyprus entities entered into a shareholders’ agreement on February 11, 2019, pertaining to the parties’ respective shareholdings in a new joint venture entity, Blink Charging Europe Ltd. (the “Entity”), that was formed under the laws of Cyprus on the same date. The Company owns 40% of the Entity, while the other three parties own 60%. Subsequently, two of the three other parties exited the joint venture, and the remaining other party acquired the ownership of the exiting parties. The Entity currently owns 100% of a Greek subsidiary, Blink Charging Hellas SA (“Hellas”), which operates in the electric vehicle market in Greece. The obligation to fund the Entity’s future operations is limited to the Company’s 40% ownership. In May 2025, the Company sold its equity interest in the Entity and recorded a gain on sale of investment of $223, which was included within general and administrative expenses on the consolidated statements of operations

The Company recorded $0, $203, and $0 of sales to Hellas during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2024, the Company had a receivable $31 from Hellas. As of December 31, 2024 the Company had a payable of approximately $129, respectively, to Hellas. In addition, the Company has provided working capital of $274 through December 31, 2025 and 2024, respectively, in Hellas. Through December 31, 2023, the Company has provided working capital of $177 to Hellas. The Company has written off this working capital contribution, since the Company’s proportion of Hellas’s net losses exceed the working capital contribution.

The Company determined that the Entity is a variable interest entity; however, the Company does not have a controlling financial interest and, as a result, the Company is not required to consolidate the Entity and instead has applied equity method accounting to its investment in the Entity. From inception through December 31, 2025, the Entity has not generated net income and, as a result, pursuant to ASC 323, the Company has not recorded a gain or loss on its equity method investment in the Entity during the years ended December 31, 2025, 2024, and 2023.

BLINK CHARGING UK LIMITED

As of December 31, 2025, certain family members of a senior management employee, who is a former founder of EB Charging Ltd., were providing services to Blink Charging UK Limited. For the twelve months ended December 31, 2025 and 2024, these related parties have collectively provided services totaling $120 and $209, respectively, to Blink Charging UK Limited. These expenses are included within general and administrative expenses on the consolidated statements of operations for the years ended December 31, 2025 and 2024. As of December 31, 2025, the family members of the senior management employee no longer provide services to the Company.

NOTE PAYABLE – RELATED PARTY

In connection with the acquisition of Zemetric, the Company assumed a liability to repay a note payable to one of the sellers of Zemetric, who assumed the role of Chief Technology Officer of the Company upon closing of the acquisition. The balance on the note payable was $114, which was repaid in full in October 2025.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

14. EMPLOYEE BENEFIT PLANS

The Company has defined-contribution plans for which employees meeting certain age and length of service requirements may contribute up to the defined statutory limit. These plans provide discretionary employer matching contributions to eligible employees up to certain statutory annual limits. Employer contributions to these plans were $839, $921, and $652 for the years ended December 31, 2025, 2024, and 2023, respectively.

15. LEASES

Total operating lease expenses for the year ended December 31, 2025, 2024, and 2023, were $2,195, $2,610, and $1,803, respectively, and are recorded in other operating expenses on the consolidated statements of operations. Operating lease expenses consist of rent expense, common area maintenance adjustments, variable lease costs, and other expenses.

In September 2025, the Company terminated its lease for its facility in Tempe, Arizona and paid a lease termination fee of $130. The Company derecognized the operating lease right-of-use asset and corresponding lease liabilities and recognized a loss on lease termination of $58 within other operating expenses during the year ended December 31, 2025.

As of December 31, 2025, the Company had $106 of right-of-use assets that were classified as financing leases for vehicles and are included as a component of property and equipment on the consolidated balance sheet as of December 31, 2025. As of December 31, 2025, the Company did not have additional operating and financing leases that have not yet commenced.

During the years ended December 31, 2025, 2024, and 2023, the Company recorded $7 and $13, and $37 of interest expense related to finance leases, respectively, which were recorded within interest expense on the consolidated statements of operations.

Supplemental cash flows information related to leases was as follows:

	For The Years Ended
	December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$4,285	$3,222	$3,672
Financing cash flows from finance leases	$36	$596	$2,837

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,664	$3,205	$7,401
Finance leases	$10	$53	$2,798

Weighted Average Remaining Lease Term
Operating leases	2.19	2.63	2.74
Finance leases	3.16	0.30	1.71

Weighted Average Discount Rate
Operating leases	7.2%	7.4%	7.5%
Finance leases	6.2%	6.2%	6.4%

Future minimum payments under non-cancellable leases as of December 31, 2025 were as follows:

For the Years Ending December 31,	Operating Lease	Finance Lease
2026	$3,946	$47
2027	2,170	41
2028	1,610	27
2029	931	-
2030	898	-
Thereafter	500	-
Total future minimum lease payments	10,055	115
Less: imputed interest	(2,470)	(9)
Total	$7,585	$106

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

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

The Company believes it has recorded adequate provisions for any such lawsuits, investigations, claims, and proceedings as of December 31, 2025, and the Company believes it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. However, future events or circumstances, currently unknown to management, may potentially have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting period.

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

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

16. COMMITMENTS AND CONTINGENCIES – CONTINUED

LITIGATION, DISPUTES AND SETTLEMENTS - CONTINUED

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

On September 29, 2025, plaintiffs’ counsel in the Derivative Actions filed a motion asking the Nevada court to grant final approval of the Settlement. On October 24, 2025, the Nevada court granted the motion. On October 29, 2025, the Nevada court issued an order and final judgment, approving the settlement and closing the case. On December 4, 2025, plaintiffs in the Florida Action filed a notice of voluntary dismissal with prejudice and the case was closed.

The Farkas Group, Inc. (“FGI”), a Florida corporation whose principal is former Company CEO, Michael D. Farkas, filed a demand for arbitration on April 1, 2024, alleging that the Company owes FGI commissions pursuant to a November 17, 2009 commission agreement between the parties. The Company filed an answer denying the claim and counterclaimed against FGI, Mr. Farkas, and one of his companies, NextNRG Holdings (“NEXT”), alleging that FGI, Mr. Farkas, and NEXT are in violation of non-compete agreements. NEXT later filed a petition with the Florida Superior Court to stay the arbitration as to NEXT. The Florida Court denied NEXT’s petition, and the arbitration resumed in March 2025. The arbitration hearing occurred in August 2025. In October 2025, the Arbitrator issued an interim award which requires the Company to provide an accounting within 90 days applying the Arbitrator’s determinations regarding the Commission Agreement. The Company anticipates that the accounting will result in a final award of less than $100 with an ongoing obligation to pay a de minimis monthly amount that is expected to decline to zero over time. The Arbitrator denied the Company’s claim for injunctive relief. The Arbitrator declined to award attorneys’ fees to either party.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

17. SEGMENT REPORTING

The Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM organizes the Company, manages resource allocations and measures performance as one operating and reportable segment. The Company manufactures, owns, and operates residential and commercial EV charging solutions, including its Blink Network and EV charging equipment, to support EV drivers at various locations. Furthermore, the Company owns and operates an EV car-sharing program that allows customers to share electric vehicles through subscription services and charge those cars through charging stations.

The CODM is provided with asset information by reportable segment as asset information is provided to the CODM on a consolidated basis. The CODM reviews the following information on a consolidated basis: revenues, cost of revenues, gross profit, compensation expense and operating loss to allocate operating and capital resources and assesses the performance of the Company by comparing actual results to historical results and previously forecasted financial information. Other than certain disaggregated expense information provided in relation to other operating expenses, significant expenses regularly provided to the CODM are presented as shown on the statement of operations. The CODM is also regularly provided with disaggregated expense information for other operating expenses, which is disaggregated between software costs and other expenses as shown in the table below:

	For The Years Ended
	December 31,
	2025	2024	2023
Other operating expenses
Software	$6,266	$4,947	$3,343
Other (1)	15,089	15,444	14,482
Total other operating expenses	$21,355	$20,391	$17,825

(1)	Includes operating lease expense, issuance expense, office expenses and travel expenses.

The following table sets forth our long-lived assets by geographic area, which consists of property and equipment, net and operating lease right-of-use assets:

	December 31,
	2025	2024

United States	$35,296	$33,745
United Kingdom	8,754	8,935
International - Other	4,972	3,913
Total	$49,022	$46,593

The following table summarizes our revenue recognized in the consolidated statements of operations by geographical area:

	For the Years Ended
	December 31,
	2025	2024	2023
Revenues by Geographical Area
U.S.A	$67,653	$88,189	$104,714
International	35,867	35,848	35,884
Total Revenue	$103,520	$124,037	$140,598

For information regarding revenue disaggregated by geography and revenue concentrations, see Note 2 — Summary of Significant Accounting Policies.

For additional information related to goodwill, see Note 6 - Goodwill.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

18. RESTRUCTURING

In May 2025, the Company announced the BlinkForward Initiative (the “Initiative”), a restructuring plan designed to accelerate the Company’s path to profitability, improve overall liquidity and enhance operational efficiency through workforce optimization, reductions in operating and administrative costs, and changes to the Company’s manufacturing strategy. The Company expects the Initiative to be substantially complete by Q2 2026.

As part of the Initiative, the Company reduced its global workforce. The workforce reduction was primarily completed during 2025 and resulted in restructuring charges consisting primarily of employee severance and related benefit costs. These costs are recognized in accordance with ASC 420, Exit or Disposal Cost Obligations, when the obligations are incurred. The Company also transitioned its EV charging hardware manufacturing to a contract manufacturing model, which was completed in January 2026. The Company no longer maintains in-house manufacturing facilities. In addition, the Initiative includes a strategic emphasis on expanding the Company’s DC Fast Charging network, prioritizing deployment of high-speed chargers in strategic locations with higher utilization potential.

Restructuring charges of $1,320 are included within operating expenses on the accompanying consolidated statements of operations. These expenses related to severance, lease termination costs, and accelerated vesting of stock-based compensation awards. The Company operates as a single reportable segment; accordingly, all restructuring costs relate to the Company’s single reportable segment.

The Company expects the restructuring activities associated with the BlinkForward Initiative to result in meaningful reductions in operating expenses and improved operating leverage in future periods. The following table sets forth a summary of the changes in the restructuring-related liabilities:

	Severance	Lease Termination	Total

Beginning balance as of January 1, 2025	$-	$-	$-
Costs incurred and charged to expense	1,250	70	1,320
Costs paid or otherwise settled	(982)	(70)	(1,052)
Ending balance as of December 31, 2025	$268	$-	$268

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

19. REVISION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2025, the Company identified a number of misstatements in the Company’s previously issued financial statements as summarized below. The identified misstatements impacted certain components of the balance sheet, statement of operations, statement of comprehensive loss, statement of changes in stockholders’ equity and statement of cash flows in the consolidated financial statements included in the Form 10-K for the year ended December 31, 2024. The Company assessed the materiality of the errors, including the presentation on prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin Topics 1.M and 1.N (formerly No. 99, Materiality).

Based on this assessment, the Company concluded that these errors and the related impacts did not result in a material misstatement of its previously issued consolidated financial statements as of and for the year ended December 31, 2024. However, the Company concluded the financial statements should be revised for these errors.

The revisions consist of the following adjustments:

(a)	Reclassification of $656 of asset-related grant income from revenue to a reduction of depreciation expense to more appropriately reflect the nature of the grants as reimbursements of depreciable asset costs. No net impact on the balance sheet; this is an income statement reclassification between revenue and depreciation expense with no effect on net loss.

(b)	Adjustments to the timing of recognition of network fee revenues of $764 and warranty revenues of $740, totaling $1,504, to correctly align revenue recognition with the satisfaction of the related performance obligations. A related $40 reduction in cost of product sales was also recorded. Impact on balance sheet: Accounts payable, accrued expenses and other current liabilities increased by $1,464, representing deferred performance obligations. Net impact on income statement: $1,464 increase to net loss. Cash flow impact: The increase in net loss is offset by an increase in accounts payable, accrued expenses, and other current liabilities.

(c)	Write-off of $1,672 related to certain installed charging units that were determined not to be performing to specifications. Impact on balance sheet: Inventory decreased by $1,672, with an offsetting charge to cost of product sales. Cash flow impact: No net impact on operating cash flows.

(d)	Write-off of $1,730 related to older, incomplete charger deployment projects for which the Company determined the related costs no longer met the criteria for capitalization. Additionally, $108 of incremental costs were recognized within general and administrative expenses and $40 of incremental costs were recognized within cost of product sales. Impact on balance sheet: Property and equipment, net decreased by $1,290 (gross cost of $1,730 less $440 accumulated depreciation), with the net book value charge of $1,290 recorded through cost of product sales. Accounts payable, accrued expenses and other current liabilities increased by $148. Cash flow impact: No net impact on operating cash flows.

(e)	Reversal of $1,330 of a previously accrued purchase liability that the Company determined was no longer a valid obligation . Impact on balance sheet: Accounts payable, accrued expenses and other current liabilities decreased by $1,330, with a corresponding $1,330 benefit recorded through cost of product sales. Cash flow impact: No net impact on operating cash flows.

(f)	The Company recorded reclassifications of grant-related receivables and deferred grant income to more appropriately reflect the nature and expected timing of settlement of those balances: (i) grant-related receivables of $1,129 were reclassified from accounts receivable to prepaid expenses and other current assets; (ii) deferred grant income of $281 was reclassified from deferred revenue current to accounts payable, accrued expenses and other current liabilities; (iii) non-current deferred grant income of $5,543 was reclassified to other liabilities as part of the overall reallocation of grant-related deferred income between current and non-current classifications. These are balance sheet reclassifications with no impact on net loss. Cash flow impact: $1,129 of government grant proceeds was reclassified from operating activities to investing activities. No impact on total cash flows.

(g)	The revision adjustments described in the notes above resulted in an aggregate increase to the pre-tax loss of $3,244. The related tax effect of these adjustments resulted in a $58 decrease in the provision for income taxes, from $714 to $656 with an offset to Accounts payable, accrued expenses and other current liabilities. After giving effect to the tax provision adjustment, the net impact on accumulated deficit was $3,186.

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

19. REVISION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A summary of the corrections to the impacted financial statement line items in the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2024 are as follows:

Consolidated Balance Sheet

(in thousands)

As of December 31, 2024

	As Previously Reported	Revision Adjustments	Notes	As Revised
Assets
Current Assets:
Accounts receivable, net	$43,201	$(1,129)	(f)	$42,072
Inventory, net	38,280	(1,672)	(c)	36,608
Prepaid expenses and other current assets	4,267	1,129	(f)	5,396

Total Current Assets	141,152	(1,672)		139,480
Property and equipment, net	38,671	(1,290)	(d)	37,381

Total Assets	$217,988	$(2,962)		$215,026

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$38,370	$505	(b), (e), (f)	$38,875
Current portion of deferred revenue	17,359	(281)	(f)	17,078

Total Current Liabilities	59,244	224		59,468
Deferred revenue, non-current portion	10,603	(5,543)	(f)	5,060
Other liabilities	1,152	5,543	(f)	6,695

Total Liabilities	99,286	224		99,510

Stockholders’ Equity:
Accumulated deficit	(735,855)	(3,186)	(a)-(g)	(739,041)

Total Stockholders’ Equity	118,702	(3,186)		115,516

Total Liabilities and Stockholders’ Equity	$217,988	$(2,962)		$215,026

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

19. REVISION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidated Statement of Operations-For the Year Ended December 31, 2024

(in thousands)

	As Previously Reported	Revision Adjustments	Notes	As Revised
Revenues:
Network fees	$8,716	$(764)	(b)	$7,952
Warranty	6,427	(740)	(b)	5,687
Grant and fees rebate	1,704	(656)	(a)	1,048

Total Revenues	126,197	(2,160)		124,037

Cost of Revenues:
Cost of product sales	54,164	1,632	(b), (c), (d), (e)	55,796
Depreciation and amortization	6,299	(656)	(a)	5,643

Total Cost of Revenues	85,416	976		86,392

Gross Profit	40,781	(3,136)		37,645

Operating Expenses:
General and administrative expenses	31,779	108	(d)	31,887

Total Operating Expenses	240,729	108		240,837

Loss From Operations	(199,948)	(3,244)		(203,192)

Other Income (Expense):

Loss Before Income Taxes	$(197,418)	$(3,244)		$(200,662)

Provision for income taxes	(714)	58	(g)	(656)

Net Loss	$(198,132)	$(3,186)		$(201,318)
Net Loss Per Share:
Basic	$(1.96)	$(0.03)		$(2.00)
Diluted	$(1.96)	$(0.03)		$(2.00)

Weighted Average Number of Common Shares Outstanding:
Basic	100,844,970	100,844,970		100,844,970
Diluted	100,844,970	100,844,970		100,844,970

Consolidated Statement of Comprehensive Loss- For the Year Ended December 31, 2024

(in thousands)

	As Previously Reported	Revision Adjustments	As Revised

Net Loss	$(198,132)	$(3,186)	$(201,318)
Other Comprehensive Loss:
Cumulative translation adjustments	(3,309)	-	(3,309)

Total Comprehensive Loss	$(201,441)	$(3,186)	$(204,627)

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

19. REVISION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Consolidated Statement of Changes in Stockholder’s Equity

(in thousands)

As of December 31, 2024

	As Previously Reported	Revision Adjustments	As Revised

Stockholders’ Equity:
Accumulated deficit	(735,855)	(3,186)	(739,041)

Total Stockholders’ Equity	$118,702	$(3,186)	$115,516

Consolidated Statement of Cash Flows- For the Year Ended December 31, 2024

(in thousands)

	As Previously Reported	Revision Adjustments	Notes	As Revised

Cash Flows From Operating Activities:
Net loss	$(198,132)	$(3,186)	(a)-(g)	$(201,318)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	13,407	(656)	(a)	12,751
Loss on disposal of property and equipment	679	1,290	(d)	1,969
Provision for slow moving and obsolete inventory	2,352	1,672	(c)	4,024
Changes in operating assets and liabilities:				-
Accounts receivable	(2,036)	1,130	(f)	(906)
Prepaid expenses and other current assets	2,231	(2,260)	(f)	(29)
Accounts payable, accrued expenses, and other current liabilities	(4,930)	1,162	(b), (e), (f)	(3,768)
Other liabilities	815	5,543	(f)	6,358
Deferred revenue	2,327	(5,824)	(f)	(3,497)

Total Adjustments	150,970	2,057		153,027

Net Cash Used In Operating Activities	(47,162)	(1,129)		(48,291)

Cash Flows From Investing Activities:
Proceeds from government grants	-	1,129	(f)	1,129

Net Cash Provided By Investing Activities	4,148	1,129		5,277

BLINK CHARGING CO.

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

20. QUARTERLY INFORMATION (UNAUDITED)

The following table show a summary of the Company’s quarterly financial information for the quarterly periods within fiscal 2025 and reflect the quarterly impact of the adjustments identified in the preceding note as well as other immaterial adjustments.

	For The Three Months Ended	For The Three Months Ended	For The Three Months Ended	For The Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2025	2025	2025	2025

Revenues:
Product sales	$8,380	$14,509	$13,035	$11,037
Charging service revenue	7,042	7,940	8,015	9,288
Network fees	2,464	2,869	2,767	4,100
Warranty	820	1,455	1,361	206
Grant and rebate	160	32	59	59
Car-sharing services	1,175	1,111	1,231	1,292
Other	677	789	587	1,060

Total Revenues	20,718	28,705	27,055	27,042

Cost of Revenues:
Cost of product sales	5,548	14,074	8,095	13,998
Cost of charging services	904	1,062	1,355	1,203
Host provider fees	3,914	4,524	4,109	5,118
Network costs	463	636	627	528
Warranty and repairs and maintenance	840	1,302	785	611
Car-sharing services	685	1,067	1,438	1,076
Depreciation and amortization	1,295	1,208	1,318	234

Total Cost of Revenues	13,649	23,873	17,727	22,768

Gross Profit	$7,069	$4,832	$9,328	$4,274

Loss From Operations	$(21,381)	$(29,562)	$(451)	$(32,706)

Net Loss	$(21,008)	$(29,312)	$(332)	$(32,733)

Net Loss Per Share:
Basic	$(0.21)	$(0.28)	$(0.00)	$(0.28)
Diluted	$(0.21)	$(0.28)	$(0.00)	$(0.28)

Weighted Average Number of
Common Shares Outstanding:
Basic	102,466,507	102,899,705	109,110,766	115,891,622
Diluted	102,466,507	102,899,705	109,110,766	115,891,622

21. SUBSEQUENT EVENTS

SUBLEASE

In January 2026, the Company commenced a sublease of its facility located in Bowie, Maryland. The sublease has a term through March 31, 2031. Under the sublease, aggregate base rental income is approximately $2,300 over the sublease term. The sublease includes a 21-month rent abatement period during which base rent is partially or fully abated on a portion of the premises. In connection with the sublease, the Company provided the sublessee with an irrevocable letter of credit of approximately $315 to secure the sublessee’s benefit of the abated rent for the period of the rent abatement.

NASDAQ LISTING COMPLIANCE

On January 26, 2026, the Company received a deficiency letter (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive trading days, the closing bid price of its common stock had been below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

The Notice has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days from the date of the Notice, or until July 27, 2026, to regain compliance with the Minimum Bid Requirement. Compliance may be regained if the closing bid price of the Company’s common stock meets or exceeds $1.00 per share for a minimum of 10 consecutive trading days during the compliance period.

If the Company does not regain compliance by July 27, 2026, it may be eligible for an additional 180-calendar-day compliance period, provided it meets all other applicable initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Requirement. There can be no assurance that the Company will regain compliance during the initial or any additional compliance period.

