Form 10-K/A
period 2025-12-31
Blink Charging Co.
filed 2026-04-30
CIK 1429764

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

17301 Melford Blvd.
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (101,542,192 shares) computed by reference to the price at which the common equity was last sold ($0.94) as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025): $95,449,660.

As of April 28, 2026, there were 143,654,808 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Blink Charging Co. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the year ended December 31, 2025 (Commission File No. 001-38392), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Original 10-K”). This Amendment is being filed for the sole purpose of including the information required by Part III of Form 10-K. The information required by Part III was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original 10-K. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of the Original 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as otherwise provided in the Amendment, this Amendment does not reflect events occurring after the filing of the Original 10-K (i.e., those events occurring after March 31, 2026) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our other filings with the SEC.

2

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following information describes the biographical information, offices held, other business directorships, additional director experience, qualifications, attributes and skills and the class and term of each of the members of our Board of Directors (“Board”), as of April 29, 2026. There are no arrangements or understandings between a director and any other person pursuant to which such director was or is to be selected as a director or nominee.

Director	Age	Director Since	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Ritsaart J.M. van Montfrans	54	2019	X	X (Chair)	X
Michael C. Battaglia	55	2025
Martha J. Crawford	58	2024	X	X	X (Chair)
Jack Levine	75	2019	X (Chair)	X	X
Glen Moller	54	2026

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

Michael C. Battaglia

Michael C. Battaglia serves as our President and Chief Executive Officer and has been a member of the Board since February 1, 2025. As Chief Executive Officer, Mr. Battaglia is responsible for the Company’s overall strategy, operations, and performance, with a focus on driving sustainable growth, improving network utilization, enhancing site-level economics, and advancing operational excellence across the Company’s global footprint.

Mr. Battaglia joined the Company in August 2020 as Vice President of Sales. He was promoted to Senior Vice President of Sales and Business Development in January 2021, Chief Revenue Officer in December 2022, and Chief Operating Officer in September 2023. Throughout his tenure, Mr. Battaglia has played a central role in scaling the Company’s commercial operations, strengthening go-to-market execution, and improving internal processes and systems to enhance operational efficiency and financial discipline.

Prior to joining the Company, Mr. Battaglia held various leadership roles at J.D. Power from March 2006 to July 2020, where he worked with automotive original equipment manufacturers and retailers to improve performance through data-driven insights, analytics, and consulting services. Earlier in his career, Mr. Battaglia held sales and management positions at SmartDisk Corporation and Toyota Motor Sales, U.S.A., Inc.

Mr. Battaglia has experience in capital formation activities, including equity and debt financings, and has contributed to investor relations strategies and public company communications. His qualifications to serve as Chief Executive Officer and a member of the Board include his extensive leadership experience in the automotive and EV charging industries, his operational expertise, and his background in sales, strategy, and corporate development.

Mr. Battaglia received a Bachelor of Science degree in Finance from the Carroll School of Management at Boston College.

Martha J. Crawford

Martha J. Crawford joined our Board in December 2024. During her 25-year executive career, she held C-suite positions in multi-national corporations in chemicals, energy, and environmental services companies. An internationally recognized technologist and business leader, Dr. Crawford works with top private equity funds to build and scale environmental infrastructure companies. Dr. Crawford is an Operating Partner at Macquarie Asset Management (“MAM”), a leading private equity fund in the infrastructure domain ($80 billion in assets under management), and serves on the boards of two MAM-owned companies in the waste management sector since 2021.

From 1997 to 2016, Dr. Crawford led a distinguished career in France, where she was Global VP of Research and Development (“R&D”) for Air Liquide and Areva (now Orano). Dr. Crawford led international R&D operations and was responsible for major developments of decarbonization technologies, including offshore wind and large-scale solar, Hydrogen for energy storage and propulsion, and carbon capture and sequestration. Dr. Crawford has previously served on the boards of three EURONEXT-listed public companies: Altran Technologies (engineering and R&D services), Ipsen SA (biopharmaceutical) and Suez SA (water and waste management, and decentralized energy). Dr. Crawford was knighted by President Sarkozy in 2014 for her contributions to the greening of industry in France.

Dr. Crawford earned MS and PhD degrees in Chemical and Environmental engineering from Harvard University (1994, 1997), with most of her coursework at MIT. She also holds an M.B.A. from the French Collège des Ingénieurs (1998) and an Executive Certificate in Private Equity and Venture Capital from Columbia Business School (2022). Dr. Crawford served on the faculty of Harvard Business School from 2016-2019, teaching courses on corporate governance and ethics, and on innovation in the clean energy sector.

An international businesswoman and recognized expert on technological innovation, Dr. Crawford brings corporate C-suite experience from industry and energy sectors, and significant experience with innovation and commercialization of clean technologies. In addition, she brings 15 years of experience serving on public boards, making her highly qualified to serve on our Board.

On March 23, 2026, Dr. Crawford informed the Chair of the Board that she will not stand for re-election to the Board at the Company’s 2026 Annual Meeting of Stockholders.

Jack Levine

Jack Levine became a member of our Board in December 2019 where he serves as the Chair of the Audit Committee. He has been the President of Jack Levine, PA, a certified public accounting firm, since 1984. For more than 40 years, he has been advising corporations on financial and accounting matters and serving as an independent director on numerous boards, frequently as head of their audit committees. Since June 2021, Mr. Levine has served as a director, chairman of the audit committee and as a qualified SEC financial expert of Strawberry Fields REIT, Inc. (NYSE: STRW), a public company specializing in the acquisition, ownership and triple net leasing of skilled nursing facilities and other post-acute healthcare properties. In addition, Mr. Levine is currently a director and chairman of the audit committee of SignPath Pharma, Inc., a development-stage biotechnology company, since 2010.

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

Mr. Levine demonstrates extensive knowledge of complex financial, accounting, tax and operational issues highly relevant to our evolving business. Through his decades of service as a board member, he also brings significant working experience with public company best practices.

Glen Moller

Mr. Moller became a member of our Board on April 7, 2026. Mr. Moller is currently serving as the Chief Executive Officer and a member of the Board of Directors of Upward Health Inc., a rapidly scaling multidisciplinary, in-home care organization focused on delivering whole-person support to vulnerable and high-need populations. Since founding Upward Health in November 2018, he has led the company through significant growth and funding. In 2025, Mr. Moller was named an E&Y Entrepreneur of the Year winner (NY Region).

Prior to Upward Health, Mr. Moller held leadership roles of increasing responsibility across the healthcare industry. From April 2018 to October 2018, he served as an operating partner of Frazier Healthcare Partners, a private equity and venture capital firm, and from November 2011 to April 2017, he served as the Chief Executive Officer and a director of ArroHealth, Inc., a risk adjustment and population health analytics firm that achieved rapid expansion and was ultimately acquired by Datavant, Inc. under his leadership.

Earlier, he was Medicare Chief Executive Officer at Centene Corporation, overseeing national operations for this Fortune 50 company, from 2010 to 2011, and President of Fidelis Senior Care, a private equity-backed Medicare health plan, from 2008 to 2010. Mr. Moller also served as Chief Operating Officer of Express Scripts Insurance Company from 2006 to 2008. He began his career at Oxford Health Plans.

Mr. Moller earned a Bachelor of Arts degree in Economics and English from Boston College and an M.B.A. from Harvard Business School. He currently serves on several corporate boards including SupplyHouse Inc., a KKR-backed e-commerce distributor of HVAC, plumbing and electrical products, and is deeply involved in philanthropy, including serving as Chairman of The Shoulder to Shoulder Foundation, which supports needy families. Mr. Moller previously served as a director of DarioHealth Corp. (Nasdaq: DRIO).

Mr. Moller is a seasoned executive and founder of several companies with leadership experience across numerous public and private businesses. He has successfully led multiple company turnarounds and has deep expertise and a track record of success scaling high-growth organizations in rapidly evolving sectors, making him highly qualified to serve on our Board.

There are no family relationships among any of our directors and executive officers.

Executive Officers

The following information sets forth certain information regarding our named executive officers as of April 29, 2026:

Executive Officer	Age	Position
Michael C. Battaglia	55	President and Chief Executive Officer
Michael Bercovich	51	Chief Financial Officer

Biographical information for Mr. Battaglia is set forth under the heading “Directors” above.

Michael Bercovich

On May 29, 2025, Mr. Bercovich was appointed as our Chief Financial Officer effective June 23, 2025, following his tenure from February 2025 to June 2025 as the Vice President of Finance at Advisor360 LLC, a software platform provider for the wealth management industry. This followed his role as Chief Financial Officer of Helios Global Payments Solutions Inc. (now Globalli) from January 2024 to February 2025, where he was responsible for global finance operations, treasury, and investor relations, leading capital-raising initiatives to fuel the startup’s global payments infrastructure. Prior to Helios, Mr. Bercovich served as Chief Financial Officer of MyOutDesk LLC from February 2023 to January 2024, with overall responsibility for accounting, finance, and corporate development functions while scaling market capabilities. From May 2022 to February 2023, he was the Chief Financial Officer of Ciaflo Inc., where he managed global finance operations and investor relations activities for the education technology platform startup. From March 2020 to January 2022, Mr. Bercovich served as Chief Financial Officer of Elements Global Services Inc. (now Atlas HXM), where he held overall accountability for global financial management and payroll operations across a multi-jurisdictional global network, while simultaneously directing fundraising and investor relations activity. This executive track was preceded by his tenure as Vice President of Global Finance at TEOCO Corporation from January 2016 to March 2020, where he commanded all global finance functions for the telecom software provider.

Mr. Bercovich established his professional foundation at KPMG International, providing SEC accounting and audit services to a sophisticated portfolio of public and private entities. He earned a Bachelor’s degree in Business and Accounting from The College of Management Academic Studies in Israel and is a Certified Public Accountant (Israel – inactive).

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms received by us, or representations from certain reporting persons that no year-end Forms 5 were required for those persons, we believe that, during the year ended December 31, 2025, all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except for one late Form 4 filing by Michael Battaglia which included two late transactions; one late Form 3 filing by Martha Crawford which included no late transaction; one late Form 4 filing by Martha Crawford which included one late transaction; one late Form 4 filing by Aviv Hillo which included two late transactions; one late Form 4 filing by Michael Rama which included two late transactions; one late Form 4 filing by Harjinder Bhade which included two late transactions; and one late Form 4 filing by Brendan Jones which included one late transaction.

Corporate Governance

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics in December 2013. Our Code of Business Conduct and Ethics applies to all our employees, officers and directors, including our principal executive and senior financial officers, and was updated in April 2025. A copy of our Code of Business Conduct and Ethics is posted on our website at www.blinkcharging.com. We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of these provisions with respect to executive officers on our website or in our public filings with the SEC. There were no waivers of the Code of Business Conduct and Ethics in 2025. A copy of our Code of Business Conduct and Ethics will be provided without charge to any person submitting a written request to the attention of the Chief Executive Officer at our principal executive office.

Board Committees and Charters

The Board currently has three standing committees - Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The Board maintains charters for each of these standing committees. To view the charters of our standing Board committees, please visit our website at https://ir.blinkcharging.com/corporate-governance/governance-documents.

Audit Committee

Our Audit Committee is currently comprised of Jack Levine (chair), Ritsaart J.M. van Montfrans and Martha Crawford. Our Board has determined that each of the directors serving on the Audit Committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and Nasdaq. In addition, our Board has determined that Mr. Levine meets the requirements of a financial expert as defined under the applicable rules and regulations of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Our Board has considered the independence and other characteristics of each existing member and each proposed member of our Audit Committee, and our Board believes that each member meets the independence and other requirements of Nasdaq and the SEC. Our Audit Committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

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

During 2025, the Audit Committee met four times and took action one time by unanimous written consent in lieu of a meeting.

Compensation Committee

Our Compensation Committee is currently comprised of Ritsaart J.M. van Montfrans (chair), Martha Crawford and Jack Levine. Our Board has considered the independence and other characteristics of each current and anticipated member of our Compensation Committee. Our Board believes that each member of our Compensation Committee meets the requirements for independence under the current requirements of Nasdaq, is a nonemployee director as defined by Rule 16b-3 promulgated under the Exchange Act, and is an outside director as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

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

During 2025, the Compensation Committee took action three times by unanimous written consent in lieu of a meeting and did not hold any formal meetings.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “Nominating and CG Committee”) of the Board is currently comprised of Martha Crawford (chair), Jack Levine and Ritsaart J.M. van Montfrans.

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

During 2025, the Nominating and CG Committee did not hold any formal meetings but met in conjunction with several meetings of the Board.

Growth & Strategy Committee

In January 2025, the Board established a Growth & Strategy Committee, which began as a separate standing committee of the Board on January 9, 2025. The principal responsibilities and duties of this committee were guiding the Company’s long-term growth and strategic initiatives, including mergers, market expansion, and innovation, while overseeing governmental and regulatory affairs, assessing related risks, and regularly reporting to the Board. The Growth & Strategy Committee was dissolved in June 2025. During 2025, the Growth & Strategy Committee held one meeting.

Board Leadership Structure

Michael Battaglia has been our President, Chief Executive Officer and a director since February 2025. Ritsaart J.M. van Montfrans has been a director since December 2019 and our Chairman of the Board since May 2023. We believe that having a Chief Executive Officer and an independent Chairman, each with distinct responsibilities, works well for us because all but one of our directors are independent, and our Chairman can cause the independent directors to meet in executive sessions at any time. Therefore, the Chairman can at any time bring to the attention of a majority of the directors any matters he thinks should be addressed by our Board. Other advantages to having an independent director serve as Chairman include facilitating relations among our Board, Chief Executive Officer and other senior management, assisting our Board in reaching consensus on particular strategies and policies, fostering robust evaluation processes, supporting the efficient allocation of oversight responsibilities between the independent directors and management, and enhancing stockholders’ confidence in our company’s governance practices.

The Chairman presides over the Board’s meetings and presides at all meetings of our independent directors. The Chairman’s additional duties include:

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

Four of our Board members are independent. In addition, all of the directors on each of the Audit Committee, Compensation Committee and Nominating and CG Committee are independent directors, and each of these committees is led by an independent committee chair. The committee chairs set the agendas for their committees and report to the full Board on their work. As required by Nasdaq, our independent directors meet in executive sessions without management present as frequently as they deem appropriate, typically at the time of each regular in-person Board meeting. All of our independent directors are highly accomplished and experienced business people in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with Board processes. Our independent directors bring experience, oversight and expertise from outside our company and industry, while Mr. Battaglia brings company-specific experience and expertise.

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

Board Meetings

The Board has four fixed regular meetings per year scheduled in accordance with the filing of periodic reports with the SEC. The Board held fifteen meetings in 2025 and all of the directors attended at least 75% of the total number of meetings of the Board and committees on which they served during the period for which such director was serving as a director. In addition, the Board took action nine times during 2025 by unanimous written consent in lieu of a meeting, as permitted by applicable law. We, and the Board, expect all current directors to attend our annual meeting of stockholders barring unforeseen circumstances or irresolvable conflicts. All of the Board members attended last year’s annual meeting. We do not have a written policy on Board attendance at annual meetings of stockholders; however, we do schedule a Board meeting immediately after the annual meeting for which members attending receive compensation.

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

Recommendation Regarding Compensation Discussion and Analysis

In performing its oversight function during 2025 with regard to the Compensation Discussion and Analysis prepared by management, the Compensation Committee relied on statements and information prepared by the Company’s management. The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis included in this Form 10-K/A with management. Based on this review and discussion, the Compensation Committee recommended to the Company’s Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2025, as amended.

This report is furnished by the members of the Compensation Committee.

Ritsaart J.M. van Montfrans, Chairman
Jack Levine
Martha Crawford

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

The Compensation Committee continued to engage Korn Ferry, an internationally recognized compensation consulting firm, as its compensation consultant in 2025. Korn Ferry reviewed and advised the Compensation Committee on our compensation practices. The Compensation Committee assessed the independence of Korn Ferry pursuant to SEC rules and concluded that the work of Korn Ferry has not raised any conflict of interest.

Korn Ferry provided a broad array of services during 2025, including, but not limited to, CEO benchmarking, executive employment contractual review and assessment, short- and long-term incentive design review, and other compensation-related items.

For purposes of benchmarking, Korn Ferry compared positions of similar scope and complexity with both peer and survey data. Korn Ferry then provided pay ranges for each executive level. The Compensation Committee typically sets target compensation levels between the 25th to 75th percentile range as it believes the use of this range (i) helps ensure our compensation program provides sufficient compensation to attract and retain talented executives and (ii) maintains internal pay equity, without overcompensating our employees. Each executive’s target compensation level for this purpose is based on the sum of his base salary, annual cash bonus and annual equity award but excludes one-time equity/option awards.

The Compensation Committee reviews pay practices at companies of similar size and industry. The current peer group data is used to evaluate the compensation arrangements for our named executive officers and directors. With respect to Korn Ferry’s assessment, the comparable group of companies consisted of the companies listed below as determined to: (i) focus on the same industry or adjacent industry as us, (ii) generally have similar revenues as us, (iii) generally have similar market capitalization as us, (iv) generally have similar operating income as us, and (v) generally have the same number of employees as us. The comparable list of companies included American Superconductor, Beam Global, ChargePoint Holdings, EVgo, Flux Power Holdings, FuelCell Energy, Microvast Holdings, Orion Energy Systems, Shoals Technologies Group, Stem, Tigo Energy, Ultralife, and Vicor.

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

The amounts awarded to the named executive officers are based on the Compensation Committee’s subjective determination of what is appropriate to incentivize the executives. Generally, the grants to named executive officers under our long-term incentive compensation program (“LTI Program”) vest 50% upon performance of our stock and 50% over a three-year period with 33-1/3% vesting on each anniversary of the date of grant. Generally, the awards to named executive officers under our short-term incentive compensation program (“STI Program”) are awarded in the form of cash and restricted stock units based on the achievement of specified corporate key performance indicators (“KPIs”). All equity awards to our employees, including named executive officers, and to directors have been granted and reflected in our financial statements, based upon the applicable accounting guidance, with the exercise price of any stock options equal to the fair market value of one share of common stock on the grant date.

To encourage a long-term perspective and to encourage key employees to remain with us, our restricted stock units and stock options typically have annual vesting over a three-year period and the stock options have a term of five years. Generally, vesting ends upon termination of service and exercise rights of vested options cease three months after termination of service. Prior to the vesting of any restricted stock unit or exercise of any option, the holder has no rights as a stockholder with respect to the shares subject to such unit or option, including voting rights and the right to receive dividends or dividend equivalents. Except for certain option grants to employees in Europe, during the last two years we have generally granted restricted stock units to our employees rather than stock options.

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

Consideration of Advisory Votes to Approve the Compensation of our Named Executive Officers

We value the opinions of our stockholders, including as expressed through advisory votes to approve the compensation of our named executive officers (“Say-on-Pay Votes”). In our most recent Say-On-Pay Vote, conducted at our 2025 annual meeting of stockholders, held on June 26, 2025, our stockholders approved the compensation of our named executive officers on an advisory basis, with approximately 81% of the votes cast in favor of the fiscal 2024 compensation of our named executive officers. In setting fiscal 2026 compensation, we will consider the outcome of the Say-on-Pay Vote during our 2026 annual meeting of stockholders and will continue to consider the outcome of future Say-on-Pay Votes, as well as stockholder feedback received throughout the year, when making compensation decisions for our executive officers.

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

Role of Executives in Executive Compensation Decisions

The Board and our Compensation Committee generally seek input from Michael C. Battaglia, our President and Chief Executive Officer, when discussing the performance of, and compensation levels for, executives other than himself. The Compensation Committee also works with Michael Bercovich, our Chief Financial Officer, to evaluate the financial, accounting, tax and retention implications of our various compensation programs. Mr. Battaglia, who is a director, does not participate in deliberations relating to his own compensation.

Compensation Risk Management

We have considered the risk associated with our compensation policies and practices for all employees, and we believe we have designed our compensation policies and practices in a manner that does not create incentives that could lead to excessive risk taking that would have a material adverse effect on us.

We structure our compensation to consist of base salary, variable pay, equity-based pay and benefits. The base portion of compensation is designed to provide a steady income regardless of our stock price performance so that executives do not feel pressured to focus exclusively on stock price performance to the detriment of other important business measures. Our variable pay and equity-based pay programs are designed to reward both short- and long-term corporate performance. For short-term performance, our variable pay programs are designed to motivate employees to achieve overall goals. For long-term performance, our restricted stock unit awards generally vest over three years. We believe that these various elements of compensation are a sufficient percentage of overall compensation to motivate executives to produce superior short- and long-term corporate results, while the fixed element is also sufficiently high that the executives are not encouraged to take unnecessary or excessive risks in doing so.

Our bonus program has been structured around the attainment of overall corporate goals for the past several years and we have seen no evidence that it encourages unnecessary or excessive risk taking.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to our principal executive officer who served during 2025 (Michael Battaglia), our former principal executive officer who served in this position until January 2025 (Brendan S. Jones), our principal financial officer who served during 2025 (Michael Bercovich), our former principal financial officer who served in this position until May 2025 (Michael P. Rama) and our most highly compensated executive officer other than our principal executive officer and principal financial officer who was serving as an executive officer at the end of 2025 (Aviv Hillo). We refer to these executive officers as our “named executive officers” or “NEOs.”

Summary Compensation Table

		Award Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(6) ($)	Option Awards(6) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael C. Battaglia(1)	2025	$571,315	$150,000	$37,107	$-	$74,216	$-	$47,213	$879,851
President and Chief Executive	2024	$385,801	$-	$215,711	$-	$74,216	$-	$34,784	$710,512
Officer	2023	$327,515	$-	$-	$-	$176,088	$-	$29,917	$533,520

Brendan S. Jones(2)	2025	$93,750	$-	$92,999	$-	$186,000	$-	$35,716	$408,465
Former President and Chief	2024	$775,000	$75,000	$467,790	$-	$186,000	$-	$39,850	$1,543,640
Executive Officer	2023	$681,759	$75,000	$258,875	$-	$467,790	$-	$29,917	$1,513,341

Michael Bercovich(3)	2025	$226,438	$107,500	$-	$-	$-	$-	$21,366	$355,304
Chief Financial
Officer

Michael P. Rama(4)	2025	$182,894	$-	$43,460	$-	$86,920	$-	$36,221	$349,495
Former Chief Financial	2024	$446,450	$-	$206,230	$-	$86,920	$-	$22,433	$762,033
Officer	2023	$423,056	$-	$212,500	$-	$206,230	$-	$354,051	$1,195,837

Aviv Hillo(5)	2025	$449,274	$-	$43,050	$-	$86,100	$-	$28,943	$607,367
Former General Counsel and	2024	$443,375	$-	$206,230	$-	$86,100	$-	$15,233	$750,938
Executive Vice President - M&A	2023	$423,000	$-	$197,790	$-	$206,230	$-	$18,972	$845,992

(1)	Mr. Battaglia has served as our President and Chief Executive Officer since February 2025. He served as our Chief Operating Officer from September 2023 to January 2025. Included in Bonus is a one-time equity signing bonus of $150,000 worth of restricted stock units granted in connection with Mr. Battaglia entering into his employment agreement on January 23, 2025. Such restricted stock units were granted under our 2018 Plan and vest in three equal increments on the first, second and third anniversaries of the grant date. Included in All Other Compensation for Mr. Battaglia is company-paid health insurance and other employee benefits of $47,213, $34,784 and $29,917 in 2025, 2024 and 2023, respectively.

(2)	Mr. Jones served as our President from February 2021 to January 2025 and as our Chief Executive Officer from May 2023 to January 2025. Included in Bonus for Mr. Jones is a cash signing bonus of $75,000 in 2024 and 2023 in accordance with his employment agreement. Included in All Other Compensation for Mr. Jones are (i) company-paid health insurance and other employee benefits of $35,716, $34,850 and $29,917 in 2025, 2024 and 2023, respectively; and (ii) $5,000 in 2024 related to moving allowance in conjunction with the Company’s relocation of the headquarters from Miami Beach, Florida to Bowie, Maryland in 2024.

(3)	Michael Bercovich has served as our Chief Financial Officer since June 2025. Included in Bonus is a one-time equity signing bonus of $107,500 worth of restricted stock units granted in connection with Mr. Bercovich entering into his employment agreement on May 29, 2025. Such restricted stock units were granted under our 2018 Plan and vest in two equal increments on the six month and 12 month anniversaries of the grant date. Included in All Other Compensation for Mr. Bercovich is company-paid health insurance and other employee benefits of $21,366 for 2025.

(4)	Mr. Rama served as our Chief Financial Officer from February 2020 to May 2025. Included in All Other Compensation for Mr. Rama are (i) company-paid health insurance and other employee benefits of $36,221, $22,433 and $29,917 in 2025, 2024 and 2023, respectively, and (ii) a tax gross-up of $0, $0 and $324,133 relating to the vesting of stock awards in 2025, 2024, 2023, respectively. The 2023 tax gross-up payment was from the vesting of stock awards that were granted prior to the termination of such benefit.

(5)	Mr. Hillo served as our General Counsel from April 2018 to January 2026 and our Executive Vice President of Mergers & Acquisitions from May 2022 to January 2026. Included in All Other Compensation for Mr. Hillo is company-paid health insurance and other employee benefits of $28,943, $15,233 and $18,972 in 2025, 2024 and 2023, respectively.

(6)	Represents stock and option awards granted in 2025, 2024 and 2023 pursuant to our 2018 Plan. The aggregate grant date fair value of such awards was calculated in accordance with FASB ASC Topic 718. These amounts do not represent actual amounts paid or to be realized. Amounts shown are not necessarily indicative of values to be achieved, which may be more or less than the amounts shown as awards are subject to time-based vesting. The assumptions used in calculating these amounts are discussed in Note 11 of the Notes to Consolidated Financial Statements included in the Original 10-K.

Grant of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards made by us during the year ended December 31, 2025 to each of the NEOs:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Options	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)	Units (#)(1)	Options (#)	Awards ($/sh)	Awards ($)
Michael C. Battaglia	2/24/2025	$		$		$					146,341		$	$150,000
	5/12/2025		$-		$-		$-	-	-	-	26,696	-	$-	$37,107

Brendan S. Jones	5/12/2025		$-		$-		$-	-	-	-	66,906	-	$-	$92,999

Michael Bercovich	6/25/2025		$-		$-		$-	-	-	-	117,230	-	$-	$107,500

Michael P. Rama	5/12/2025		$-		$-		$-	-	-	-	31,266	-	$-	$43,460

Aviv Hillo	5/12/2025		$-		$-		$-	-	-	-	30,971	-	$-	$43,050

(1)	The size of each individual’s grant is determined after consideration of performance criteria established in the prior fiscal year. After the conclusion of each fiscal year, the members of the Compensation Committee review corporate performance goals established for the recently completed year. The Compensation Committee then adjusts the size of each individual’s grant in accordance with performance. With respect to the grants made to Mr. Battaglia, (a) for the February 24, 2025 grant, the restricted stock units vest over a three-year period with 33-1/3% vesting on each anniversary of the grant date, and (b) for the May 12, 2025 grant, (i) 13,348 of the restricted stock units vest on the first anniversary of the grant date and (ii) 13,348 of the restricted stock units vest over a three-year period with 33-1/3% vesting on each anniversary of the grant date. With respect to the grant made to Mr. Jones, the restricted stock units vested immediately on the grant date. With respect to the grant made to Mr. Bercovich, the restricted stock units vest over a one-year period with 50% vesting on the six month anniversary of the grant date and the remaining 50% vesting on the 12 month anniversary of the grant date. With respect to the grant to Mr. Rama, (a) 15,633 of the restricted stock units vested immediately on the grant date and (b) 15,633 of the restricted stock units were scheduled to vest over a three-year period with 33-1/3% vesting on each anniversary of the grant date, however, upon Mr. Rama’s departure from the Company, pursuant to the terms of a certain Separation Agreement, dated June 2, 2025, by and between the Company and Mr. Rama, the vesting of such restricted stock units was accelerated and vested in full on June 2, 2025. With respect to the grant to Mr. Hillo, (a) 15,485 of the restricted stock units vested immediately on the grant date and (b) 15,486 of the restricted stock units were scheduled to vest over a three-year period with 33-1/3% vesting on each anniversary of the grant date, however, upon Mr. Hillo’s departure from the Company, pursuant to the terms of a certain Separation Agreement and General Release, dated February 3, 2026, by and between the Company and Mr. Hillo, the vesting of such restricted stock units were accelerated and vested in full on February 3, 2026. All equity awards to our employees, including NEOs, and to directors have been granted and reflected in our financial statements, based upon the applicable accounting guidance, with the exercise price equal to the fair market value of one share of Common Stock on the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on outstanding equity awards as of December 31, 2025 to the NEOs:

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
Michael C. Battaglia(2)	05/23/2023	-	-	-	$-	-	5,369	$3,581	-	$-
Michael C. Battaglia(3)	01/25/2024	-	-	-	$-	-	5,369	$3,581	-	$-
Michael C. Battaglia(4)	04/05/2024	-	-	-	$-	-	21,190	$14,134	-	$-
Michael C. Battaglia(5)	01/21/2025	-	-	-	$-	-	26,697	$14,134	-	$-
Michael C. Battaglia(6)	02/24/2025	-	-	-	$-	-	146,341	$97,609	-	$-
Brendan S. Jones	02/25/2021	33,333	-	-	$38.39	02/25/27	-	$-	-	$-
Brendan S. Jones	04/12/2021	648	-	-	$40.82	04/11/27	-	$-	-	$-
Brendan S. Jones	02/25/2021	33,333	-	-	$38.39	02/25/28	-	$-	-	$-
Brendan S. Jones	04/12/2021	648	-	-	$40.82	04/11/28	-	$-	-	$-
Brendan S. Jones	02/25/2021	33,334	-	-	$38.39	02/25/29	-	$-	-	$-
Brendan S. Jones	04/12/2021	648	-	-	$40.82	04/11/29	-	$-	-	$-
Brendan S. Jones(7)	03/15/2023	-	-	-	$-	-	5,568	$3,730	-	$-
Brendan S. Jones(8)	04/05/2024	-	-	-	$-	-	56,292	$37,547	-	$-
Brendan S. Jones(5)	01/21/2025	-	-	-	$-	-	66,907	$44,627	-	$-
Michael Bercovich (9)	06/26/2025	-	-	-	$-	-	58,615	$39,096	-	$-
Michael P. Rama	06/05/2020	50,000	-	-	$2.20	02/07/26	-	$-	-	$-
Michael P. Rama	06/05/2020	50,000	-	-	$2.20	02/07/27	-	$-	-	$-
Michael P. Rama	04/12/2021	885	-	-	$40.82	04/12/27	-	$-	-	$-
Michael P. Rama	06/05/2020	50,000	-	-	$2.20	02/07/28	-	$-	-	$-
Michael P. Rama	04/12/2021	885	-	-	$40.82	04/12/28	-	$-	-	$-
Michael P. Rama	04/12/2021	884	-	-	$40.82	04/12/29	-	$-	-	$-
Aviv Hillo	03/31/2019	3,879	-	-	$3.13	03/31/27	-	$-	-	$-
Aviv Hillo	04/12/2021	990	-	-	$40.82	04/11/27	-	$-	-	$-
Aviv Hillo	04/20/2020	16,517	-	-	$1.83	04/20/27	-	$-	-	$-
Aviv Hillo	04/12/2021	991	-	-	$40.82	04/11/28	-	$-	-	$-
Aviv Hillo	04/20/2020	16,286	-	-	$1.83	04/20/28	-	$-	-	$-
Aviv Hillo	04/12/2021	991	-	-	$40.82	04/11/29	-	$-	-	$-
Aviv Hillo	05/17/2022	12,441	-	-	$15.70	05/17/28	-	$-	-	$-
Aviv Hillo	05/17/2022	12,441	-	-	$15.70	05/17/29	-	$-	-	$-
Aviv Hillo	05/17/2022	12,441	-	-	$15.70	05/17/30	-	$-	-	$-
Aviv Hillo(10)	03/15/2023	-	-	-	$-	-	4,254	$2,837	-	$-
Aviv Hillo(11)	04/05/2024	-	-	-	$-	-	24,817	$16,553	-	$-
Aviv Hillo(12)	01/21/2025	-	-	-	$-	-	30,972	$20,658	-	$-

(1)	Calculated by multiplying the number of shares of common stock by $0.667, which is the quoted market price per share of our common stock as of December 31, 2025.
(2)	These shares vest in full on April 15, 2026, subject to immediate vesting upon an event constituting a change of control of the company.
(3)	These shares vest in full on April 5, 2026, subject to immediate vesting upon an event constituting a change of control of the company.
(4)	These shares vest in two equal increments on April 5, 2026 and 2027, subject to immediate vesting upon an event constituting a change of control of the company.
(5)	These shares vest in three equal increments on January 21, 2026, 2027 and 2028, subject to immediate vesting upon an event constituting a change of control of the company.
(6)	These shares vest in three equal increments on February 24, 2026, 2027 and 2028, subject to immediate vesting upon an event constituting a change of control of the company.
(7)	These shares vest in full on March 15, 2026, subject to immediate vesting upon an event constituting a change of control of the company.
(8)	These shares vest in full on April 5, 2026, subject to immediate vesting upon an event constituting a change of control of the company.

(9)	These shares vest in full on June 26, 2026, subject to immediate vesting upon an event constituting a change of control of the company.
(10)	These shares were scheduled to vest in full on March 15, 2026, subject to immediate vesting upon an event constituting a change of control of the company. However, upon Mr. Hillo’s departure from the Company, pursuant to the terms of a certain Separation Agreement and General Release, dated February 3, 2026, by and between the Company and Mr. Hillo, the vesting of such restricted stock units were accelerated and vested in full on February 3, 2026.
(11)	These shares were scheduled to vest in two equal increments on April 5, 2026 and 2027, subject to immediate vesting upon an event constituting a change of control of the company. However, upon Mr. Hillo’s departure from the Company, pursuant to the terms of a certain Separation Agreement and General Release, dated February 3, 2026, by and between the Company and Mr. Hillo, the vesting of such restricted stock units were accelerated and vested in full on February 3, 2026.
(12)	These shares were scheduled to vest in three equal increments on January 21, 2026, 2027 and 2028, subject to immediate vesting upon an event constituting a change of control of the company. However, upon Mr. Hillo’s departure from the Company, pursuant to the terms of a certain Separation Agreement and General Release, dated February 3, 2026, by and between the Company and Mr. Hillo, the vesting of such restricted stock units were accelerated and vested in full on February 3, 2026.

Option Exercises and Stock Vested During 2025

The following table sets forth information concerning the option exercises and stock awards vested of each of the NEOs during the year ended December 31, 2025:

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired On Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
Michael C. Battaglia	-	$-	36,175	$28,975
Brendan S. Jones	-	$-	83,920	$70,334
Michael Bercovich	-	$-	29,074	$20,137
Michael P. Rama	-	$-	203,265	$155,144
Aviv Hillo	-	$-	42,367	$35,806

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

Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements

Michael C. Battaglia Employment Agreement

In connection with Mr. Battaglia’s appointment as the President and Chief Executive Officer, on January 23, 2025, we entered into an employment agreement with Mr. Battaglia, superseding his prior employment agreement, pursuant to which Mr. Battaglia will serve as the Company’s President and Chief Executive Officer for a two-year term commencing on February 1, 2025. The employment term is automatically renewable for successive one-year periods thereafter unless either party provides timely notice of intent to terminate the employment agreement. Mr. Battaglia will receive an annual base salary of $575,000 and will be eligible for annual grants under our STI Program, with an annual target amount of 75% of his base salary, and our LTI Program as described below. Within 30 days following the effective date of the employment agreement, he also received a one-time equity signing bonus of $150,000 worth of restricted stock units that vest annually in equal one-third installments beginning on the first anniversary of the grant date.

Mr. Battaglia’s bonus under the STI Program is a performance-based cash and equity award, subject to the determination of performance results in accordance with the terms of the STI Program. Specific performance targets and potential awards will be determined by the Board’s Compensation Committee in accordance with the STI Program and will reflect distinct KPI goals tailored specifically for each component, developed collaboratively by the Board, the Compensation Committee and our executive team.

Mr. Battaglia’s bonus under the LTI Program is comprised of two components governed by the LTI Program. The LTI Program provides that a portion of the bonus is designated as performance-based stock awards in the form of restricted stock units (“RSUs”) equal to a value of 95% of Mr. Battaglia’s base salary, that will vest upon our common stock price attaining a closing price level equal to or greater than $2.25 per share for 60 trading days. The other portion of the bonus under the LTI Program is designated as time-based stock awards in the form of RSUs that vest annually in equal one-third increments on each anniversary of the grant date.

The above bonuses and equity grants are subject to our clawback policies.

If Mr. Battaglia’s employment is terminated by us without Cause (which includes willful material misconduct and willful failure to materially perform his responsibilities to the company) or by him for Good Reason (which includes a material adverse change in Mr. Battaglia’s authority, duties or responsibilities), he is entitled to receive severance equal to 12 months of base salary plus his target bonus under the STI Program and LTI Program for the year of termination in return for his signing of a general release in favor of the company. If such termination occurs within six months before or after a “change of control,” the severance payments above will be doubled and all unvested RSUs will vest. RSUs with performance components will vest and be prorated according to the performance achieved as of the change of control.

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

Michael Bercovich Employment Agreement

On May 29, 2025, we entered into an employment agreement with Michael Bercovich, to serve as our Chief Financial Officer. The employment agreement provides that Mr. Bercovich will receive an annual base salary of $430,000 and will be eligible for annual grants under our STI Program, with an annual target amount of 62.5% of his base salary, and our LTI Program as described below. In 2025, Mr. Bercovich was eligible for an annual performance-based cash bonus subject to the terms of the 2018 Plan and prorated based on the number of days from June 23, 2025 until the end of the year.

Mr. Bercovich’s bonus under the STI Program is a performance-based cash and equity award, subject to the determination of performance results in accordance with the terms of the STI Program. Specific performance targets and potential awards will be determined by the Board’s Compensation Committee in accordance with the STI Program and will reflect distinct KPI goals tailored specifically for each component, developed collaboratively by the Board, the Compensation Committee and our executive team.

Mr. Bercovich’s bonus under the LTI Program is comprised of two components governed by the LTI Program. The LTI Program provides that a portion of the bonus is designated as performance-based stock awards in the form of RSUs equal to a value of 95% of Mr. Bercovich’s base salary, that will vest upon our common stock price attaining a closing price level equal to or greater than $2.25 per share for 60 trading days. The other portion of the bonus under the LTI Program is designated as time-based stock awards in the form of RSUs that vest annually in equal one-third increments on each anniversary of the grant date.

We also agreed to (i) grant Mr. Bercovich a one-time equity signing bonus of $107,500 worth of restricted stock units, with 50% vesting on the six-month employment start date anniversary, and the remaining 50% vesting on the 12-month employment start date anniversary, (ii) grant Mr. Bercovich a one-time Management by Objective Bonus of $150,000 upon our receipt of at least $25.0 million in gross proceeds, and $250,000 upon our receipt of at least $30.0 million in gross proceeds, from an equity or debt financing round by June 23, 2026, and (iii) pay or reimburse Mr. Bercovich for reasonable cash-out expenses to relocate to the Washington DC-metro area of up to $75,000. The above cash bonus and equity awards are subject to our “clawback” policies.

If Mr. Bercovich’s employment is terminated by us without Cause (which includes willful material misconduct and willful failure to materially perform his responsibilities to the company) or by him for Good Reason (which includes a material adverse change in Mr. Bercovich’s authority, duties or responsibilities), he is entitled to receive severance equal to 12 months of base salary plus his target bonus under the STI Program and LTI Program for the year of termination in return for his signing of a general release in favor of the company. If such termination occurs within six months before or within 12 months after a “change of control,” Mr. Bercovich will be entitled to receive an amount equal to three times the amount of his annual base salary and the full amount of his target bonus for the year in which the termination date occurs. In addition, all unvested restricted stock units under a time-based long-term award will vest immediately at that time.

Under Mr. Bercovich’s employment agreement, Mr. Bercovich is prohibited from disclosing confidential information, which includes all information not generally known to the public regarding the company and its affiliates, subsidiaries or its businesses. Mr. Bercovich further agreed that during his employment with the company and for 12 months thereafter he will not solicit or attempt to solicit any of our clients, customers or vendors for the purpose of providing services or products that compete with those offered by us for the same 12 month period and, for the same period, he will not solicit, hire, recruit or attempt to hire or recruit, or induce the termination of employment of any employee of the company.

Compensation of Directors

The following table provides information for 2025 regarding all compensation awarded to, earned by or paid to each person who served as a director for all or some portion of 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Martha J. Crawford	$102,500	$165,213	$-	$-	-	$-	$267,713

Jack Levine	$100,000	$165,213	$-	$-	-	$-	$265,213

Ritsaart J.M. van Montfrans	$150,700	$198,255	$-	$-	-	$-	$348,955

Kristina A. Peterson(2)	$47,411	$-	$-	$-	-	$-	$47,411

Cedric L. Richmond(2)	$46,195	$-	$-	$-	-	$-	$46,195

Total	$446,806	$528,681	$-	$-	$-	$-	$975,487

(1)	Mr. van Montfrans was awarded 196,292 restricted stock units and each of Mr. Levine and Ms. Crawford were each awarded 163,577 restricted stock units. These awards were granted on June 26, 2025 pursuant to the 2018 Incentive Compensation Plan (the “2018 Plan”) with respect to service as a director during 2025-2026. The restricted stock units vest upon the earlier of (a) June 26, 2026 or (b) the date immediately preceding the next annual meeting of the stockholders of our company.

(2)	Ms. Peterson and Mr. Richmond did not stand for re-election to the Board at the June 26, 2025 annual meeting of stockholders.

Agreements Regarding Board Service

In June 2022, the Board approved a Board compensation plan, which was modified in May 2024 (the “2022 Board Plan”), superseding the prior compensation structure adopted by the Board in December 2017. The 2022 Board Plan only applies to the non-employee members of the Board. The employee members of the Board are not paid separate compensation for serving on the Board. The 2022 Board Plan superseded all prior compensation arrangements with the Board members.

Pursuant to the 2022 Board Plan, each non-employee member of the Board receives an annual cash retainer of $80,000. The chairman or lead independent director of the Board (currently, Mr. van Montfrans) receives a supplemental annual cash retainer in the amount of $30,000. Each non-employee member of the Board that serves in a chairperson role or as a member of a committee receives a supplemental annual cash retainer in an amount equal to the corresponding role: (i) Chair of the Audit Committee - $15,000; Member of the Audit Committee - $7,500; (ii) Chair of the Compensation Committee - $15,000; Member of the Compensation Committee - $5,000; and (iii) Chair of the Nominating and CG Committee - $10,000; Member of the Nominating and CG Committee - $5,000. The annual and supplemental cash retainers are payable quarterly during the last month of each quarter. We reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending Board and company meetings or events. Commencing in August 2023, we also provide our Chairman of the Board a monthly electric vehicle car allowance of $1,100.

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

Incentive Compensation Programs

On April 14, 2026, our Board of Directors approved a 2025 long-term incentive compensation program and 2026 short-term and long-term incentive compensation programs for our senior management involving grants of performance-based vesting restricted stock units and time-based vesting restricted stock units under our 2018 Plan. In approving the grants, following the recommendation of our Board’s Compensation Committee, the Board’s goal was to shift compensation towards long-term performance and to focus executive attention on stock price recovery and growth, thereby fostering stronger alignment with stockholder value creation.

2025 Long-Term Incentive Program

The Board approved performance-based restricted stock unit grants to Michael C. Battaglia, our President and Chief Executive Officer (205,357 shares), and Michael Bercovich, our Chief Financial Officer (64,904 shares), which vest in four 25% increments if our closing stock market price achieves stock performance hurdles of $3.00, $5.00, $7.50 and $9.00 per share, respectively, for 90 consecutive trading days, with 100% acceleration of vesting upon a change in control if the stock price hurdle is not met or exceeded by the value of the consideration paid to our common stockholders in the change in control transaction. The Board also approved time-based restricted stock unit grants to Mr. Battaglia (205,357 shares) and Mr. Bercovich (64,904 shares), which vest over a period of three years in three equal annual installments, commencing on April 14, 2026, with 100% acceleration of vesting upon a qualifying termination (that is, a termination by us or our successor without cause or a termination by the executive for good reason) within various periods before or 12 months after a change in control. The number of restricted stock units granted to each executive was based on the price of our common stock at the beginning of 2025 or the date the executive joined our company and a long-term incentive percentage of 100% of base salary for Mr. Battaglia and 50% of base salary for Mr. Bercovich.

2026 Short-Term Incentive Program

For fiscal year 2026, the Board approved a short-term incentive program pursuant to which our senior management are eligible to earn cash bonus and restricted stock units based on the achievement of specified corporate KPIs. The 2026 short-term incentive targets are set at 75.0% of base salary for Mr. Battaglia and 62.5% of base salary for Mr. Bercovich. The differences in these percentages from 2025’s short-term incentive program (which were 60% of base salary for Mr. Battaglia and 50% of base salary for Mr. Bercovich) are payable in restricted stock units only, and reflect the replacement of cash bonuses for equity-based bonuses paid for the 2025 program, market parity, and continued efforts to preserve cash for the benefit of building shareholder value.

The executive team is subject to our company-wide KPIs, and approval by the Board.

2026 Management by Objective (MBO) – Remediation of Material Weaknesses

The Board also approved creating a one-time targeted incentive pool of restricted stock units for senior management in recognition of our need for full leadership focus on achieving a clean SOX audit by obtaining an unqualified opinion on internal controls over financial reporting, free of any material weaknesses, in the company’s annual report on Form 10-K for the year ending December 31, 2026, which is one of the most critical compliance areas for our company. Pursuant to this MBO, the Board approved restricted stock unit grants to Messrs. Battaglia and Bercovich with a value of $57,500 and $43,000, respectively, which vest immediately upon the resolution of material weaknesses in our Company’s internal controls over financial reporting and the Board’s approval.

2026 Long-Term Incentive Program

For fiscal year 2026, the Board approved grants of performance-based and time-based vesting restricted stock units to Messrs. Battaglia and Bercovich. The RSU grants provide Messrs. Battaglia and Bercovich up to 769,366 and 575,352 shares of our common stock, respectively, pursuant to performance-based restricted stock unit grants, and 404,930 and 302,817 shares of our common stock, respectively, pursuant to time-based restricted stock unit grants.

The awards of performance-based and time-based restricted stock units are intended to provide an appropriate incentive structure for our senior management team that is aligned with stockholder interests. The grants for the performance-based restricted stock units become payable based on a significant and sustained increase in the price of our common stock and the time-based restricted stock units become payable over a three-year vesting schedule, as described in greater detail below.

The full vesting of the performance-based restricted stock units is determined based upon our common stock price attaining a closing price level equal to or greater than $2.25 per share for 60 trading days. The time-based restricted stock units vest and become payable in three equal annual one-third increments on each of April 14, 2027, April 14, 2028 and April 14, 2029.

Unvested restricted stock units are subject to the terms of Messrs. Battaglia’s and Bercovich’s respective executive employment agreements with the Company.

Contingent Grants and Compensation Consultant

All of the restricted stock unit grants described in this section are subject to the applicable terms and conditions set forth in our 2018 Plan and are conditioned on stockholder approval of an amendment to our 2018 Plan to increase the number of shares of common stock reserved for issuance thereunder, which we plan to propose in the near future.

The Compensation Committee of our Board engaged Korn Ferry, a global leader in executive compensation consulting services, to provide advice related to the design of the restricted stock unit grants to Messrs. Battaglia and Bercovich. The principal purpose of this engagement was to ensure that the terms of the restricted stock unit grants to these executives created incentive structures aligned with stockholder interests and were consistent with current market practices.

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

As of December 31, 2025, stock options to purchase an aggregate of 496,600 shares of common stock and 1,474,443 restricted stock units were outstanding and issued to employees and members of the Board under the 2018 Plan.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, our company is providing the following information about the relationship between the annual total compensation of the company’s employees and the annual total compensation of the chief executive officer during the 2025 fiscal year. The CEO pay ratio figures below are a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K under the Exchange Act.

As of December 31, 2025, we had 320 full-time employees.

We determined the total annual compensation for our employees for the year ended December 31, 2025 using data from our payroll records for the month of December 2025, which we then extrapolated for the full year of 2025. The components of total annual compensation for our employees are the same as those used to determine the total compensation of our NEOs for the purposes of the Summary Compensation Table. Total annual compensation for our CEO during the 2025 fiscal year was annualized based on Mr. Battaglia’s employment agreement entered into in January 2025. We did not make any full-time equivalent adjustments for part-time employees. The results were then ranked, excluding the chief executive officer, from lowest to highest, and the median employee was identified. We then compared the total annual compensation of the median employee to that of the chief executive officer. The total annual compensation of the median employee for the year ended December 31, 2025 was $55,800. For the year ended December 31, 2025, the ratio of our chief executive officer’s total annual compensation to that of our median employee was approximately 15:1.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or employee of the Company or any subsidiary of the Company during the fiscal year ended December 31, 2025. None of our executive officers was a director or a member of the compensation committee of another entity during the fiscal year ended December 31, 2025. There were no transactions between any member of the Compensation Committee and the Company during the fiscal year ended December 31, 2025 requiring disclosure pursuant to Items 404 or 407 of Regulation S-K promulgated under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 28, 2026, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each NEO and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days after such date upon the exercise of stock options, warrants, convertible securities or the vesting of RSUs. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days after April 28, 2026. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days after April 28, 2026 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Outstanding(2)

Directors and Named Executive Officers:

Michael C. Battaglia	385,981	(3)	*

Brendan S. Jones	386,923	(4)	*

Michael Bercovich	230,517	(5)	*

Michael P. Rama	407,292	(6)	*

Aviv Hillo	302,300	(7)	*

Martha J. Crawford	222,125	(8)	*

Jack Levine	400,836	(9)	*

Glen Moller	-		*

Ritsaart J.M. van Montfrans	266,637	(10)	*

All directors and executive officers as a group (9 persons)	2,602,611	(11)	1.8%

* Less than 1% of the outstanding shares.

(1) Each person maintains a mailing address at c/o Blink Charging Co., 17301 Melford Blvd., Bowie, Maryland 20715, except as noted below.

(2) Applicable percentage ownership is based on 143,654,808 shares of common stock outstanding as of April 28, 2026.

(3) Includes 17,797 shares of common stock issuable upon the vesting of restricted stock units.

(4) Includes 101,945 shares of common stock issuable upon the exercise of stock options. The foregoing information is based solely upon the Section 16 filings made by Mr. Jones.

(5) Includes 58,615 shares of common stock issuable upon the vesting of restricted stock units.

(6) Includes 102,654 shares of common stock issuable upon the exercise of stock options. The foregoing information is based solely upon the Section 16 filings made by Mr. Rama.

(7) Includes 76,977 shares of common stock issuable upon the exercise of stock options. The foregoing information is based solely upon the Section 16 filings made by Mr. Hillo.

(8) Includes 163,577 shares of common stock issuable upon the vesting of restricted stock units.

(9) Includes (a) 193,857 shares of common stock held by the Jack Levine Revocable Trust, of which Mr. Levine is the trustee and beneficiary of the trust and has voting and investment power with respect to such shares and (b) 163,577 shares of common stock issuable upon the vesting of restricted stock units.

(10) Includes 196,292 shares of common stock issuable upon the vesting of restricted stock units.

(11) Includes 281,576 exercisable stock options to purchase an aggregate of 281,576 shares of common stock and 599,858 shares of common stock issuable upon the vesting of restricted stock units.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 with respect to our common stock that may be issued under our incentive compensation plans and other option grants.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	1,496,600	$13.43	2,314,616
Equity Compensation Plans Not Approved by Security Holders	-	-	-
Total	1,496,600	$13.43	2,314,616

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transaction Policy

Our policy with regard to related party transactions is for the Audit Committee to review, approve, and oversee any related party transactions on an ongoing basis. Our policy includes a list of relevant factors to consider in this assessment.

Certain Relationships and Related Transactions

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, the section titled “Employment and Management Contracts, Termination of Employment and Change-in-Control Arrangements,” the following is a description of each transaction since January 1, 2025 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeds $120,000; and

●	any related person had or will have a direct or indirect material interest.

There have been no transactions between the company and a related person that would be reportable under SEC rules or regulations.

Director Independence

At least annually, the Nominating and CG Committee reviews the independence of each non-employee director and makes recommendations to the Board and the Board affirmatively determines whether each director qualifies as independent. No director qualifies as “independent” unless the Board affirmatively determines that the director has no material relationship with our company (either directly or as a stockholder or officer of an organization that has a relationship with the company). In addition, in affirmatively determining the independence of any director who will serve on the Compensation Committee, the Board must consider all factors specifically relevant to determining whether a director has a relationship to the company which is material to that director’s ability to be independent of management in connection with the duties of a Compensation Committee member. Each director must keep the Nominating and CG Committee fully and promptly informed as to any development affecting a director’s independence.

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

The Board has determined that each of our non-employee directors that served during 2025 (Messrs. Levine, van Montfrans and Richmond, and Mses. Peterson and Crawford) were independent under the listing standards of Nasdaq and the requirements of the SEC. During 2025, Messrs. Jones, Battaglia and Hillo were not independent based on their service as an employee of our company. The Board has determined that each of our non-employee directors currently serving (Messrs. Levine, Moller and van Montfrans, and Ms. Crawford) are independent under the listing standards of Nasdaq and the requirements of the SEC. Mr. Battaglia is not independent based on his service as an employee of our company. In making its independence determinations, the Board reviewed direct and indirect transactions and relationships between each director, or any member of his or her immediate family, and us or one of our subsidiaries or affiliates based on information provided by the director, our records and publicly available information. None of our directors directly or indirectly provides any professional or consulting services to us.

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

The following table sets forth the aggregate accounting fees for services rendered for the years ended December 31, 2025 and December 31, 2024:

	Grant Thornton Year Ended December 31, 2025	Grant Thornton Year Ended December 31, 2024
Audit fees(1)	$2,815,120	$2,410,292
Audit-related fees(2)	-	-
Tax fees(3)	-	-
All other fees(4)	-	-
Total	$2,815,120	$2,410,292

(1)	Audit fees consist of fees billed and estimates for fees to be billed for professional services rendered for the audit of our consolidated annual financial statements including fees related to compliance with the Sarbanes-Oxley Act of 2002, review of our quarterly consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of the Original 10-K.
2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	EXHIBITS

We have filed the exhibits listed in the Exhibit Index below in this Form 10-K/A:

Exhibit		Incorporated by Reference		Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.4	Agreement and Plan of Merger, dated as of April 18, 2023, by and among Blink Charging Co., Blink Mobility, LLC, Mobility Merger Sub Inc., Envoy Technologies, Inc., and Fortis Advisors LLC (as Equityholders’ Agent) (the “Envoy Merger Agreement”)	8-K	2.1	04/24/2023
2.6	Amendment No. 1 to the Envoy Merger Agreement, dated as of March 10, 2025	8-K	2.1	03/14/2025
2.7	Amendment No. 2 to the Envoy Merger Agreement, dated as of April 4, 2025	8-K	2.1	04/09/2025
2.8	Amendment No. 3 to the Envoy Merger Agreement, dated as of May 16, 2025	8-K	2.1	05/21/2025
2.9	Amendment No. 4 to the Envoy Merger Agreement, dated as of August 4, 2025	8-K	2.1	08/06/2025
3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
4.3	Description of the Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.3	04/02/2020
4.4	Warrant Agreement, dated as of August 19, 2025, by and between Blink Charging Co. and the former equityholders of Envoy Technologies, Inc., through their agent, Fortis Advisors, LLC	8-K	4.1	08/29/2025
4.5	Form of Placement Agent Common Stock Purchase Warrant for December 2025 Public Offering	8-K	4.1	12/12/2025

10.14*	2018 Incentive Compensation Plan	Proxy	-	08/14/2018
10.29	Sales Agreement, dated September 2, 2022, between Blink Charging Co. and the Sales Agents	8-K	10.1	09/02/2022
10.32*	Amendment to Blink Charging Co. 2018 Incentive Compensation Plan	14A	A	06/14/2023
10.33*	Separation and General Release Agreement, dated as of June 20, 2023, between Blink Charging Co. and Michael D. Farkas	8-K	10.1	06/23/2023
10.35	Amendment to Sales Agreement, dated as of November 2, 2023, between Blink Charging Co. and the Agents	8-K	10.1	11/22/2023
10.37*	Chief Executive Officer Employment Agreement, dated January 23, 2025, between Michael Battaglia and Blink Charging Co.	8-K	10.1	01/28/2025
10.39*	Executive Employment Agreement, dated May 29, 2025, between Blink Charging Co. and Michael Bercovich	8-K	10.1	06/04/2025
10.40*	Amendment, dated as of June 2, 2025, between Blink Charging Co. and Michael Bercovich	8-K	10.2	06/04/2025
10.41	Form of Securities Purchase Agreement for December 2025 Public Offering	8-K	10.1	12/12/2025
10.42*	Separation Agreement and General Release, dated as of February 3, 2026, by and between Blink Charging Co. and Aviv Hillo	8-K	10.1	02/05/2026
19.1	Insider Trading Policy	10-K	19.1	03/31/2026
21.1	Subsidiaries of the Registrant	10-K	21.1	03/31/2026
23.1	Consent of Grant Thornton LLP	10-K	23.1	03/31/2026
23.2	Consent of Marcum LLP	10-K	23.2	03/31/2026
31.1	Rule 13a-14(a) Certification of Principal Executive Officer	10-K	31.1	03/31/2026
31.2	Rule 13a-14(a) Certification of Principal Financial Officer	10-K	31.2	03/31/2026
31.3	Rule 13a-14(a) Certification of Principal Executive Officer				X
31.4	Rule 13a-14(a) Certification of Principal Financial Officer				X
32.1**	Section 1350 Certification of Principal Executive Officer	10-K	32.1	03/31/2026
32.2**	Section 1350 Certification of Principal Financial Officer	10-K	32.2	03/31/2026
97.1*	Blink Charging Co. Policy for Recovery of Erroneously Awarded Compensation	10-K	97.1	03/18/2024
101.INS	Inline XBRL Instance.				X
101.XSD	Inline XBRL Schema.				X
101.PRE	Inline XBRL Presentation.				X
101.CAL	Inline XBRL Calculation.				X
101.DEF	Inline XBRL Definition.				X
101.LAB	Inline XBRL Label.				X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLINK CHARGING CO.

Date: April 30, 2026	By:	/s/ Michael C. Battaglia
Michael C. Battaglia
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Michael Bercovich
Michael Bercovich
Chief Financial Officer (Principal Financial and Accounting Officer)

