Form 10-Q
period 2026-03-31
Blink Charging Co.
filed 2026-05-11
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-38392

BLINK CHARGING CO.

(Exact name of registrant as specified in its charter)

Nevada	03-0608147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17301 Melford Blvd,
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

As of May 8, 2026, the registrant had 143,682,259 shares of common stock outstanding.

BLINK CHARGING CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$37,991	$39,568
Accounts receivable, net	19,113	29,532
Inventory, net	12,045	14,153
Prepaid expenses and other current assets	6,933	6,065
Total Current Assets	76,082	89,318
Restricted cash	613	89
Property and equipment, net	42,434	42,691
Operating lease right-of-use assets	5,805	6,331
Intangible assets, net	5,759	6,634
Goodwill	1,742	1,742
Other assets	729	648
Total Assets	$133,164	$147,453

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	46,376	$47,242
Current portion of earn-out liabilities	1,005	1,005
Notes payable	265	265
Current portion of operating lease liabilities	2,498	2,781
Current portion of financing lease liabilities	42	42
Current portion of deferred revenue	11,686	12,137
Total Current Liabilities	61,872	63,472
Earn-out liabilities, non-current portion	981	981
Operating lease liabilities, non-current portion	4,537	4,804
Financing lease liabilities, non-current portion	53	64
Deferred revenue, non-current portion	2,545	5,145
Other liabilities	9,154	8,497

Total Liabilities	79,142	82,963

Commitments and contingencies (Note 7)

Stockholders’ Equity:

Preferred stock, $0.001 par value, 40,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 143,147,682 and 142,128,133 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	143	142
Additional paid-in capital	896,832	895,505
Accumulated other comprehensive loss	(8,964)	(8,731)
Accumulated deficit	(833,989)	(822,426)

Total Stockholders’ Equity	54,022	64,490

Total Liabilities and Stockholders’ Equity	$133,164	$147,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For The Three Months Ended
	March 31,
	2026	2025

Revenues:
Product revenue	$6,194	$8,380
Service revenue	12,230	9,506
Other revenue	1,236	1,657
Car-sharing revenue	1,119	1,175
Total Revenues	20,779	20,718

Cost of Revenues:
Cost of product revenue	3,723	5,548
Cost of service revenue	7,379	5,281
Costs of other revenue	809	840
Cost of car-sharing revenue	1,034	685
Depreciation and amortization	1,195	1,295
Total Cost of Revenues	14,140	13,649
Gross Profit	6,639	7,069

Operating Expenses:
Compensation	10,163	13,554
General and administrative expenses	4,619	8,868
Other operating expenses	3,633	5,349
Change in fair value of consideration payable	-	679
Total Operating Expenses	18,415	28,450
Loss From Operations	(11,776)	(21,381)

Other Income:
Other income, net	242	401
Total Other Income, Net	242	401
Loss Before Income Taxes	$(11,534)	$(20,980)
Provision for income taxes	(29)	(28)

Net Loss	$(11,563)	$(21,008)

Net Loss Per Share:
Basic	$(0.08)	$(0.21)
Diluted	$(0.08)	$(0.21)

Weighted Average Number of Common Shares Outstanding:
Basic	143,160,628	102,466,507
Diluted	143,160,628	102,466,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended
	March 31,
	2026	2025

Net Loss	$(11,563)	$(21,008)
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(233)	2,798

Total Comprehensive Loss	$(11,796)	$(18,210)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2026

(in thousands, except for share amounts)

					Additional	Accumulated		Total
	Preferred Stock		Common Stock		Paid-In	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2026	-	$-	142,128,133	$142	$895,505	$(8,731)	$(822,426)	$64,490

Stock-based compensation	-	-	840,529	1	1,327	-	-	1,328

Common stock issued upon warrant exercise	-	-	179,020	-	-	-	-	-

Other comprehensive loss	-	-	-	-	-	(233)	-	(233)

Net loss	-	-	-	-	-	-	(11,563)	(11,563)
Balance - March 31, 2026	-	$-	143,147,682	$143	$896,832	$(8,964)	$(833,989)	$54,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2025

(in thousands, except for share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2025	-	$-	101,970,907	$102	$860,300	$(5,845)	$(735,855)	$118,702

Common stock issued in public offering, net of issuance costs [1]	-	-	681,330	1	890	-	-	891

Stock-based compensation	-	-	70,681	-	966	-	-	966

Other comprehensive loss	-	-	-	-	-	2,798	-	2,798

Net loss	-	-	-	-	-	-	(21,008)	(21,008)

Balance - March 31, 2025	-	$-	102,722,918	$103	$862,156	$(3,047)	$(756,863)	$102,349

[1]	Includes gross proceeds of $909, less issuance costs of $18.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(11,563)	$(21,008)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,262	2,950
Non-cash lease expense	821	931
Change in fair value of derivative and other accrued liabilities	-	2
Provision (benefit) for credit losses	217	(86)
(Gain) loss on disposal of property and equipment	(209)	174
Provision for slow moving and obsolete inventory	-	29
Change in fair value of consideration payable	-	679
Stock-based compensation	1,328	966
Changes in operating assets and liabilities:
Accounts receivable	10,054	4,337
Inventory	1,743	(373)
Prepaid expenses and other current assets	(203)	(237)
Other assets	(98)	17
Accounts payable, accrued expenses, and other current liabilities	116	(915)
Other liabilities	8	(300)
Operating lease liabilities	(845)	(821)
Deferred revenue	(2,960)	629

Total Adjustments	12,234	7,982

Net Cash Provided By (Used In) Operating Activities	671	(13,026)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	-	13,630
Capitalization of engineering costs	(29)	(173)
Purchases of property and equipment	(1,632)	(1,087)

Net Cash (Used In) Provided By Investing Activities	(1,661)	12,370

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	-	891
Repayment of financing liability in connection with finance lease	(10)	(8)

Net Cash (Used In) Provided By Financing Activities	(10)	883

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(53)	138

Net (Decrease) Increase In Cash and Cash Equivalents and Restricted Cash	(1,053)	365

Cash and Cash Equivalents and Restricted Cash - Beginning of Period	39,657	41,852

Cash and Cash Equivalents and Restricted Cash - End of Period	$38,604	$42,217

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$37,991	$42,140
Restricted cash	613	77
	$38,604	$42,217

[1]	For the three months ended March 31, 2025, includes gross proceeds of $909, less issuance costs of $18.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Cash Flows — Continued

(in thousands)

	For The Three Months Ended
	March 31,
	2026	2025
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$19	$71
Income taxes	$10	$28
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$330	$321
Transfer of inventory to property and equipment	$(271)	$(400)
Proceeds to be received from government grants	$764	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Operations

Blink Charging Co., through its consolidated subsidiaries (collectively, the “Company” or “Blink”), is a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers EV charging equipment and services, enabling EV drivers to recharge at various locations. Blink’s principal line of products and services is its Blink EV charging networks (the “Blink Network”) and Blink EV charging equipment and other EV-related services. The Blink Network is a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Network provides fleets, property owners, managers, parking companies, and state and municipal entities (“Property Partners”), among other types of commercial customers, with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Network also provides EV drivers with vital station information, including station location, availability, and fees (as applicable).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2026 and for the three months then ended. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2025 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 as part of the Company’s Annual Report on Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2025, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

LIQUIDITY

As of March 31, 2026, the Company had cash and cash equivalents of $37,991 and working capital of $14,210. During the three months ended March 31, 2026, the Company incurred a net loss of $11,563 and generated cash in operating activities of $671.

The Company has not yet achieved profitability and expects to continue to incur operating losses. While the BlinkForward Initiative (as defined elsewhere) has substantially decreased operating expenses and cash burn, in the near future the Company needs to generate significant additional revenues to achieve profitability. Historically, the Company has been able to raise funds to support business operations, although there can be no assurance that the Company will be successful in raising significant additional funds in the future. The Company expects that cash and cash equivalents, and future cash flows from operations, will fund operations for at least 12 months after the issuance date of the financial statements included in this Quarterly Report.

The Company’s operations have primarily been funded through proceeds from equity and debt financings, and the Company continues to evaluate additional financing opportunities. The Company’s at-the-market (“ATM”) equity offering program, under which the Company may publicly issue and sell shares of its common stock, was reactivated upon the timely filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There can be no assurance that the Company will be able to obtain additional funds on commercially acceptable terms, if at all, or that any funds raised will be sufficient to complete the Company’s EV development initiatives or attain profitable operations.

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

BlinkForward Initiative

In May 2025, the Company announced the BlinkForward Initiative (the “Initiative”) as part of a broader strategic restructuring plan aimed at accelerating the Company’s path to profitability and enhancing operational efficiency. Key pillars of the Initiative were designed to transform the Company into a more agile and lean organization. This included a significant reduction in our global workforce, reductions in other operating, general and administrative expenses, and a shift to contract manufacturing for EV hardware to reduce overhead expenses and focus on intellectual property and customer support efforts. The transition to contract manufacturing was completed in January 2026, and Blink no longer maintains manufacturing facilities in-house.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INVENTORY

As of March 31, 2026, the Company’s inventory was comprised of $3,607 of finished goods that were available for sale and $8,438 of raw material and work in process. As of December 31, 2025, the Company’s inventory was comprised of $5,532 of finished goods that were available for sale and $8,621 of raw material and work in process.

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION

Transaction gains (losses) attributable to foreign exchange were $14 and ($259) during the three months ended March 31, 2026 and 2025, respectively. Transaction gains and losses attributable to foreign exchange are included within general and administrative expenses on the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025.

Foreign currency translation adjustments related to the translation of the financial statements of the Company’s foreign subsidiaries from their functional currency to the US dollar were ($233) and $2,798 for the three months ended March 31, 2026 and 2025, respectively.

REVENUE RECOGNITION

The Company recognizes revenue primarily from the following different types of contracts:

●	Product revenues – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer or installation of the product.

●	Service revenues are comprised of the following:

○	Charging services revenues – The Company generates charging service revenue from fees charged to users for the use of charging stations, including per-session connection fees and usage-based charges. Revenue is recognized at the point in time when a particular charging session is completed.

○	Network fees – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.

●	Other revenues are comprised of the following:

○

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

○	Other- Primarily related to transaction fees recognized at a point in time. Other revenues are also comprised of sales related to alternative fuel credits. Other is included within Other revenues on the condensed consolidated statements of operations.

○

Grant and fees rebate – Grants and rebates related to EV charging stations and associated installation costs are accounted for by analogy to IAS 20. Grant proceeds are initially deferred and recognized in revenue in a manner consistent with the terms of the grant.

●	Car-sharing revenue – Relate to revenues and expenses from electric vehicle-sharing and electric vehicle charging services provided to apartments, offices and hotels for use by their residents and guests and are recognized in accordance with ASC 842. Revenue is recognized over the duration of the rental agreements which are short term in nature.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION – CONTINUED

The following table summarizes revenue recognized in the condensed consolidated statements of operations:

	For The Three Months Ended
	March 31,
	2026	2025
Revenues - Recognized at a Point in Time
Product revenue	$6,194	$8,380
Service revenue - charging services	9,125	7,042
Other revenues - warranty and other	1,177	1,497
Total Revenues - Recognized at a Point in Time	16,496	16,919

Revenues - Recognized Over a Period of Time:
Service revenue - network fees	3,105	2,464
Total Revenues - Recognized Over a Period of Time	3,105	2,464

ASC 842- Revenues
Car-sharing revenue	1,119	1,175

Revenues- Other
Other revenues - grant and fees rebate	59	160

Total Revenue	$20,779	$20,718

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

As of March 31, 2026, the Company had $14,231 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheets as of March 31, 2026. The Company expects to satisfy $11,686 of its remaining performance obligations for network fees, warranty revenue, product sales, and other and recognize the revenue within the next twelve months.

The Company has elected to apply the practical expedient to expense costs to obtain contracts at the time the liability is incurred when the expected amortization period is one year or less. During the three months ended March 31, 2026 and 2025 there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods as specified by ASC 606-10-50-12A.

During the three months ended March 31, 2026, the Company recognized $2,774 revenues related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2025.

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

GOVERNMENT GRANTS

The Company receives grants from federal, state, and foreign government agencies related to capital investments in electric vehicle charging equipment. The Company’s accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once it is probable that both of the following conditions will be met: (1) the Company is eligible to receive the grant and (2) the Company is able to comply with the relevant conditions of the grant. Government grants whose primary condition is the purchase, construction, or acquisition of a long-lived asset are considered asset-based grants and are recognized as a liability. Other government grants not related to long-lived assets are considered income-based grants, which are initially recognized as “Government grants receivable” and are also recognized as a reduction to the related cost of activities that generated the benefit. Proceeds received from asset-based grants are presented as cash inflows from investing activities on the consolidated statements of cash flows, whereas proceeds received from income-based grants are presented as cash inflows from operating activities. Private and government grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the recognition of the related depreciation expense of the related asset over their useful lives.

Grant receivables are included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. Current liabilities related to government grants are included within accounts payable, accrued expenses and other current liabilities, and non-current liabilities related to government grants are included within other liabilities.

As of March 31, 2026, the Company had government grant receivables of $758 and government grant liabilities of $11,663, of which $3,062 were current and $8,601 were non-current. As of December 31, 2025, the Company had government grant receivables of $0 and government grant liabilities of $11,067, of which $2,869 were current and $8,198 were non-current. During the three months ended March 31, 2026 and 2025, government grants of $722 and $540, respectively, were recognized as a reduction to depreciation expense on the condensed consolidated statements of operations.

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

The following common share equivalents are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2026	2025
Warrants	3,058,885	-
Restricted stock units	1,340,849	1,145,269
Total potentially dilutive shares	4,399,734	1,145,269

In addition, 2,118,856 and 1,150,152 warrants for the three months ended March 31, 2026 and 2025, respectively, and 431,215 and 987,843 options for the three months ended March 31, 2026 and 2025, respectively, were excluded from the above table because their exercise prices exceeded the average market price of the Company’s common stock during the respective periods, and would have been anti-dilutive regardless of the Company’s net loss position.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient that permits entities to assume that current economic conditions as of the balance sheet date will remain unchanged over the remaining life of current accounts receivable and current contract assets when developing reasonable and supportable forecasts for estimating expected credit losses under ASC 326. The ASU is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The amendments are to be applied prospectively. The Company adopted this guidance on January 1, 2026, and its adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

RECLASSIFICATIONS

Certain prior year balances have been reclassified in order to conform to current period presentation, primarily related to revenue and cost of revenues line items, which were reorganized to better align with how management views and operates the business and to conform the cost of revenue captions to the Company’s revenue categories. These reclassifications have no effect on previously reported results of operations or loss per share.

3. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025

Accounts payable	$26,538	$28,404
Accrued professional, board and other fees	2,997	3,239
Accrued wages	2,371	2,723
Warranty payable	857	1,277
Accrued income, property and sales taxes payable	4,388	2,780
Accrued purchases	2,288	3,343
Other accrued expenses	3,875	2,607
Government grant liabilities	3,062	2,869
Total	$46,376	$47,242

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

4. STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three months ended March 31, 2026 and 2025 of $1,328 and $966, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of March 31, 2026, there was $2,014 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.98 years.

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

A summary of the RSU activity during the three months ended March 31, 2026 is presented below:

		Weighted
		Average
		Grant Date
	Number of Shares	Fair Value Per Share
Outstanding, January 1, 2026	1,474,443	$1.57
Granted	3,677,979	0.71
Vested	(2,057,340)	0.81
Cancelled/forfeited/expired	(109,634)	2.41
Outstanding, March 31, 2026	2,985,448	$1.00

As of March 31, 2026, 1,216,811 of RSUs that vested during the three months ended March 31, 2026 remain unissued.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

5. LEASES

OPERATING AND FINANCE LEASES

Total operating lease expenses for the three months ended March 31, 2026 and 2025 were $815 and $840, respectively. Of these amounts, $425 and $479, respectively, were recorded in other operating expenses and $390 and $361, respectively, were recorded in cost of car-sharing revenue on the condensed consolidated statements of operations. Operating lease expenses consist of rent expense, common area maintenance adjustments and other expenses.

During the three months ended March 31, 2026, the Company entered into new operating leases, which resulted in approximately $330 of additional operating lease right-of-use assets and corresponding lease liabilities recorded during the period. As of March 31, 2026, the Company had not entered into additional finance or operating lease obligations that have not yet commenced.

As of March 31, 2026, the Company had $96 of right-of-use assets that were classified as financing leases for vehicles associated with the operations of Envoy Mobility, Inc. (formerly Blink Mobility, LLC) and are included as a component of property and equipment on the condensed consolidated balance sheet as of March 31, 2026. During the three months ended March 31, 2026 and 2025, the Company recorded $12 and $2, respectively, of interest expense related to finance leases, which were recorded within interest expense on the condensed consolidated statements of operations.

Supplemental cash flows information related to leases was as follows:

	For The Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$845	$821
Financing cash flows from finance leases	$10	$8

Weighted Average Remaining Lease Term
Operating leases	1.96	2.47
Finance leases	2.36	0.28

Weighted Average Discount Rate
Operating leases	7.4%	7.3%
Finance leases	6.2%	6.2%

Future minimum payments under non-cancellable leases as of March 31, 2026 were as follows:

For the Years Ending December 31,	Operating Lease	Finance Lease
2026	$2,423	$47
2027	2,013	38
2028	1,399	18
2029	894	-
2030	898	-
Thereafter	500	-
Total future minimum lease payments	8,127	103
Less: imputed interest	(1,092)	(8)
Total	$7,035	$95

SUBLEASE

In January 2026, the Company commenced a sublease of a portion of its facility located at 5081 Howerton Way, Bowie, Maryland. The sublease has a term through March 31, 2031, with rent commencing February 1, 2026 following an initial abatement period. Under the sublease, aggregate base rental income is approximately $2,286 over the sublease term. In connection with the sublease, the Company received from the sublessee an irrevocable letter of credit of approximately $70, equal to the first and last months’ base rent, as security for the sublessee’s obligations under the sublease. The letter of credit is reducible to approximately $26 on the second anniversary of the rent commencement date, subject to no defaults.

The following table presents future undiscounted sublease lease payments to be received as of March 31, 2026:

For the Years Ending December 31,	Total
2026	$232
2027	367
2028	482
2029	504
2030	518
Thereafter	132
Total	$2,235

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

6. FAIR VALUE MEASUREMENT

Assets and liabilities measured at fair value on a recurring basis are as follows:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$32,762	$-	$-	$32,762
Total assets	$32,762	$-	$-	$32,762

Liabilities:
Warrant liability	$-	$-	$30	$30
Earn-out liabilities	-	-	1,986	1,986
Total liabilities	$-	$-	$2,016	$2,016

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$32,500	$-	$-	$32,500
Total assets	$32,500	$-	$-	$32,500

Liabilities:
Warrant liability	$-	$-	$30	$30
Earn-out liabilities	-	-	1,986	1,986
Total liabilities	$-	$-	$2,016	$2,016

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

The Company believes it has recorded adequate provisions for any such lawsuits, investigations, claims, and proceedings as of March 31, 2026, and the Company believes it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. However, future events or circumstances, currently unknown to management, may potentially have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting period.

The Farkas Group, Inc. (“FGI”), a Florida corporation whose principal is former Company CEO, Michael D. Farkas, filed a demand for arbitration on April 1, 2024, alleging that the Company owes FGI commissions pursuant to a November 17, 2009 commission agreement between the parties. The amount of commission was not stated but application of the theories articulated in the pleading would have required payment of more than $20,000 in commissions. The Company filed an answer denying the claim and counterclaimed against FGI, Mr. Farkas, and one of his companies, NextNRG Holdings (“NEXT”), alleging that FGI, Mr. Farkas, and NEXT are in violation of non-compete agreements. NEXT later filed a petition with the Florida Superior Court to stay the arbitration as to NEXT. The Florida Court denied NEXT’s petition, and the arbitration resumed in March 2025. The arbitration hearing occurred in August 2025. In October 2025, the Arbitrator issued an interim award which rejected many of the theories advocated by FGI and requires the Company to provide an accounting within 90 days applying the Arbitrator’s determinations regarding the Commission Agreement. The Arbitrator denied the Company’s claim for injunctive relief. The Arbitrator declined to award attorneys’ fees to either party. The Company later prepared the accounting which resulted in a final award requiring the Company to pay $72, plus quarterly commissions on revenue derived from certain chargers installed prior to June 30, 2017. The Company estimates the quarterly payments will be less than $10 per quarter, declining over time to zero. The first payment was approximately $10 in April 2026.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

8. SEGMENT REPORTING

The Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM organizes the Company, manages resource allocations and measures performance as one operating and reportable segment. The Company manufactures, owns, and operates residential and commercial EV charging solutions, including its Blink Network and EVSE, to support EV drivers at various locations. Furthermore, the Company owns and operates an EV car-sharing and ride-sharing program that allows customers to share electric vehicles through subscription services and charge those cars through charging stations.

The CODM is provided asset information by reportable segment as asset information is provided to the CODM on a consolidated basis. Total segments assets are disclosed in the condensed consolidated balance sheets. The CODM reviews the following information on a consolidated basis: revenues, cost of revenues, gross profit, compensation expense and operating loss in order to allocate operating and capital resources and assesses performance of the Company by comparing actual results to historical results and previously forecasted financial information. Other than certain disaggregated expense information provided in relation to other operating expenses, significant expenses regularly provided to the CODM are presented as shown on the statement of operations. The CODM is also regularly provided disaggregated expense information for other operating expenses, which is disaggregated between software costs and other expenses as shown in the table below:

	For The Three Months Ended
	March 31,
	2026	2025
Other operating expenses
Software	$1,376	$1,793
Other (1)	2,257	3,556
Total other operating expenses	$3,633	$5,349

(1)	Includes operating lease expense, insurance expense, office expenses and travel expenses.

The following table sets forth our long-lived assets by geographic area, which consists of property and equipment, net and operating lease right-of-use assets:

	March 31, 2026	December 31, 2025

United States	$34,971	$35,296
United Kingdom	9,092	8,754
International - Other	4,176	4,972

Total	$48,239	$49,022

The following table summarizes our revenue recognized in the condensed consolidated statements of operations by geographical area:

Revenues by Geographical Area

	For The Three Months Ended
	March 31,
	2026	2025

United States	$12,253	$12,226
International	8,526	8,492
Total Revenue	$20,779	$20,718

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” or the “Company”) as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 31, 2026. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and under a similar item in subsequent periodic reports, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item 1A - Risk Factors.

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

Overview

We are a leading owner, operator, provider of EV charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various locations. Blink’s principal line of products and services is its Blink Network and Blink EV charging equipment, also known as EVSE, and other EV-related services. The Blink Network is a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Network provides Property Partners, among other types of commercial customers, with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Network also provides EV drivers with vital station information, including station location, availability, and fees (as applicable).

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

We also own and operate EV car-sharing programs through our wholly owned subsidiary, Envoy Mobility, Inc. These programs allow customers to share electric vehicles through subscription services and charge those cars through our charging stations.

As of March 31, 2026, there were approximately 47,559 chargers connected to the Blink Network. Of those, approximately 44,491 were Level 2 commercial chargers and approximately 1,964 DCFC were commercial chargers. Included on Blink Network are approximately 6,745 chargers owned by us. Another estimated 23,700 units were non-networked, on other networks, international sales, or deployments.

Recent Developments

BlinkForward Initiative

In May 2025, we announced the BlinkForward Initiative strategic restructuring plan, aimed at accelerating the Company’s path to profitability and enhancing operational efficiency. Key pillars of the BlinkForward Initiative were designed to transform the Company into a more agile and lean organization. This included a significant reduction in our global workforce from 513 to approximately 296 as of the filing of this Quarterly Report, reductions in other operating, general and administrative expenses, and a shift to contract manufacturing for our EV hardware, to reduce overhead expenses and focus on our intellectual property and customer experience efforts. The transition to contract manufacturing was completed in January 2026, and Blink no longer maintains manufacturing facilities in-house. Additionally, we focused on expansion of our DC Fast Charging network through deployment of high-speed chargers in strategic, high-utilization locations. As a part of this focus, we launched a capital raise process and completed an underwritten registered public offering of 26,666,666 shares of common stock at a public offering price of $0.75 per share, raising gross proceeds of $20,000, less underwriting discounts and offering expenses of $1,474, for net proceeds of $18,526, in December 2025.

As a part of the BlinkForward Initiative announced in May 2025, the Company shifted to contract manufacturing for its EV hardware, to focus on Blink’s intellectual property and service, while reducing overhead. The transition to contract manufacturing was completed in January 2026, and Blink no longer maintains manufacturing facilities in-house. In connection with the transition, the Company entered into a sublease of its former manufacturing facility located in Bowie, Maryland from in January 2026 through March 2031.

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

Key Factors Affecting Operating Results

We believe our performance and future success depend on several factors, including those discussed below:

Competition - The EV charging equipment and service market is highly competitive, and we expect the market to become increasingly competitive as new entrants enter this growing market. Our products and services compete on product performance and features, the total cost of ownership, origin of manufacturing, sales capabilities, financial stability, brand recognition, product reliability, customer experience, and the installed base’s size. Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. If our market share decreases due to increased competition, the Company’s revenue and ability to generate profits in the future may be impacted.

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

Liquidity, Capital Resources, and Going Concern

As of March 31, 2026, the Company had cash and cash equivalents of $37,991 compared to $39,568 in cash and cash equivalents as of December 31, 2025, representing a decrease of $1,577 in available liquidity due to ongoing operating losses and working capital requirements.

In May 2025, we announced the BlinkForward Initiative a strategic restructuring plan aimed at accelerating the Company’s path to profitability and enhancing operational efficiency. Key pillars of the BlinkForward Initiative were designed to transform the Company into a more agile and lean organization. This included a significant reduction in our global workforce from 513 to approximately 296 as of the filing of this Quarterly Report, reductions in other operating, general and administrative expenses, and a shift to contract manufacturing for our EV hardware to reduce overhead expenses and focus on our intellectual property and customer support efforts. The transition to contract manufacturing was completed in January 2026, and Blink no longer maintains manufacturing facilities in-house.

As reflected in our condensed consolidated financial statements as of March 31, 2026, we had cash and cash equivalents of $37,991, working capital of $14,210 and an accumulated deficit of $833,989. During the three months ended March 31, 2026, we incurred a net loss of $11,563. We have not yet achieved profitability.

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

We have not yet achieved profitability and expect cash flows from operations to be volatile. While the BlinkForward Initiative substantially decreased our operating expenses and cash burn, we still need to generate substantial revenues in the near future to achieve profitability, even as our repeatable and recurring revenue from network and charging fees continues to grow. Historically, we have been able to raise funds to support our business operations, although there can be no assurance that we will be successful in raising significant additional funds in the future. We expect that our cash on hand and future cash flows from operations will fund our operations for at least 12 months after the issuance date of the financial statements included in this Quarterly Report.

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

Results of Operations

Three Months Ended March 31, 2026 Compared With Three Months Ended March 31, 2025

	For The Three Months Ended
	March 31,
	2026	2025	Difference $	Difference %

Revenues:
Product revenue	$6,194	$8,380	$(2,186)	-26%
Service revenue	12,230	9,506	2,724	29%
Other revenue	1,236	1,657	(421)	-25%
Car-sharing revenue	1,119	1,175	(56)	-5%
Total Revenues	20,779	20,718	61	0%

Cost of Revenues:
Cost of product revenue	3,723	5,548	(1,825)	-33%
Cost of service revenue	7,379	5,281	2,098	40%
Costs of other revenue	809	840	(31)	-4%
Cost of car-sharing revenue	1,034	685	349	51%
Depreciation and amortization	1,195	1,295	(100)	-8%
Total Cost of Revenues	14,140	13,649	491	4%

Gross Profit	6,639	7,069	(430)	-6%

Operating Expenses:
Compensation	10,163	13,554	(3,391)	-25%
General and administrative expenses	4,619	8,868	(4,249)	-48%
Other operating expenses	3,633	5,349	(1,716)	-32%
Change in fair value of consideration payable	-	679	(679)	-100%
Total Operating Expenses	18,415	28,450	(10,035)	-35%

Loss From Operations	(11,776)	(21,381)	9,605	-45%

Other Income:
Other income, net	242	401	(159)	-40%
Total Other Income, Net	242	401	(159)	-40%

Loss Before Income Taxes	$(11,534)	$(20,980)	$9,446	-45%

Provision for income taxes	(29)	(28)	(1)	4%

Net Loss	$(11,563)	$(21,008)	$9,445	-45%

Three Months Ended March 31, 2026 Compared With Three Months Ended March 31, 2025

Revenues

Total revenue for the three months ended March 31, 2026 increased by $61, or less than 1%, to $20,779 compared to $20,718 during the three months ended March 31, 2025, primarily due to the decrease in product revenue, offset by the increase in charging revenue.

Revenue from product sales was $6,194 for the three months ended March 31, 2026 as compared to $8,380 during the three months ended March 31, 2025, a decrease of $2,186, or 26%. This decrease was attributable to the decrease in the number of chargers sold when compared to the same period in 2025.

Service revenue was $12,230 for the three months ended March 31, 2026 as compared to $9,506 for the three months ended March 31, 2025, an increase of $2,724, or 29%, primarily due to the increase in Company owned chargers generating charging revenue, and the increase in the number of chargers in the Blink Network, which resulted in an increase in network fees. Service revenue includes charging service revenue, network fees, warranty revenue and grants and rebates.

Car-sharing services revenues were $1,119 during the three months ended March 31, 2026 as compared to $1,175 during the three months ended March 31, 2025, a decrease of $56, or 5%.

Other revenue decreased by $421, or 25%, to $1,236 for the three months ended March 31, 2026 as compared to $1,657 for the three months ended March 31, 2025 primarily due to the reduction in warranty revenue and the timing of certain revenue transactions.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended March 31, 2026 were $14,140 as compared to $13,649 for the three months ended March 31, 2025, an increase of $491, or 4%, due to the decrease in cost of product revenue, which is offset by the increase in cost of service revenue and cost of car-sharing revenue.

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

Cost of product was $3,723 for the three months ended March 31, 2026 as compared to $5,548 for the three months ended March 31, 2025, a decrease of $1,825, or 33%, which is primarily attributable to a decreased number of chargers being sold during the current quarter.

Cost of service was $7,379 for the three months ended March 31, 2026 as compared to $5,281 for the three months ended March 31, 2025, an increase of $2,098, or 40%, primarily due to the increase in cost of energy and network expenses. Cost of service includes electricity reimbursements, host provider fees, network costs and warranty and repairs and maintenance costs.

Cost of other revenues was $809 for the three months ended March 31, 2026 as compared to $840 for the three months ended March 31, 2025, a decrease of $31, or 4%.

Cost of car-sharing services was $1,034 for the three months ended March 31, 2026 as compared to $685 for the three months ended March 31, 2025, an increase of $349, or 51%, due to the timing of certain non-periodic expenses.

Depreciation and amortization expense decreased by $100, or 8%, to $1,195 for the three months ended March 31, 2026, as compared to $1,295 for the three months ended March 31, 2025, due to the timing of grants earned, which offset depreciation expense in cost of revenues.

Operating Expenses

Compensation expense decreased by $3,391, or 25%, to $10,163 (consisting of approximately $8.9 million of cash compensation and benefits and approximately $1.3 million of non-cash compensation) for the three months ended March 31, 2026. Compensation expense was $13,554 (consisting of approximately $12.6 million of cash compensation and benefits and approximately $1.0 million of non-cash compensation) for the three months ended March 31, 2025. This decrease was primarily related to decreases in personnel and compensation across all of the departments as a result of the BlinkForward initiative and the cost savings and synergies realized.

General and administrative expenses decreased by $4,249, or 48%, to $4,619 for the three months ended March 31, 2026 as compared to $8,868 for the three months ended March 31, 2025. This decrease is primarily attributable to the termination of certain research and consulting activities after the quarter ended March 31, 2025, as well as the decrease in amortization expense and provision for expected credit losses.

Other operating expenses decreased by $1,716, or 32%, to $3,633 for the three months ended March 31, 2026 from $5,349 for the three months ended March 31, 2025, primarily due to the decrease in insurance expense, rent and software expense.

The Company recorded no change in the fair value of consideration payable related to the Envoy acquisition during the three months ended March 31, 2026 since this obligation was fully settled during the third quarter of 2025.

Other Income

Total other income, net, decreased by $159, or 40%, to $242 for the three months ended March 31, 2026 as compared to $401 for the three months ended March 31, 2025. The decrease was primarily attributable to a decrease in dividend and interest income of $193 (to $262 from $455), partially offset by a $36 decrease in interest expense (to $20 from $56).

Net Loss

Our net loss for the three months ended March 31, 2026 decreased by $9,445, or 45%, to $11,563 as compared to $21,008 for the three months ended March 31, 2025. The decrease in net loss was primarily attributable to a decrease in operating expenses.

Total Comprehensive Loss

Our total comprehensive loss for the three months ended March 31, 2026 was $11,796, whereas our total comprehensive loss for the three months ended March 31, 2025 was $18,210, a decrease of $6,414, or 35%. The change reflects the decrease in net loss for the period, and foreign currency translation adjustments of ($233) and $2,798 for the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31, 2026	December 31, 2025
	(Unaudited)
Cash and Cash Equivalents	$37,991	$39,568

Working Capital	$14,210	$25,846

Notes Payable	$265	$265

During the three months ended March 31, 2026, we financed our activities from proceeds derived from equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the three months ended March 31, 2026, net cash provided by operating activities was $671, as compared to net cash used in operating activities of $13,026 for the three months ended March 31, 2025. Cash provided by operations for the three months ended March 31, 2026 was attributable to our net loss of $11,563, adjusted for net non-cash expenses in the aggregate amount of approximately $4,419, plus approximately $7,815 of net cash provided by changes in the levels of operating assets and liabilities. Cash used in operations for the three months ended March 31, 2025 was primarily attributable to our net loss of $21,008, adjusted for net non-cash expenses in the aggregate amount of approximately $5,645, and approximately $2,337 of net cash provided by changes in the levels of operating assets and liabilities.

During the three months ended March 31, 2026, net cash used in investing activities was $1,661, consisting of $1,632 related to purchases of charging stations and other fixed assets and $29 related to the capitalization of engineering costs. During the three months ended March 31, 2025, net cash provided by investing activities was $12,370, consisting of $13,630 provided by the sale of marketable securities, partially offset by $1,087 used to purchase charging stations and other fixed assets and $173 used for capitalized engineering costs.

During the three months ended March 31, 2026, net cash used in financing activities was $10, consisting of repayments of finance lease obligations. During the three months ended March 31, 2025, net cash provided by financing activities was $883, consisting of $891 in proceeds from the sale of common stock, partially offset by $8 of finance-lease repayments.

As of March 31, 2026, we had cash and cash equivalents, working capital and an accumulated deficit of $37,991, $14,210, and $833,989, respectively. During the three months ended March 31, 2026, we had a net loss of $11,563 and generated $671 of cash from operating activities. The Company has not yet achieved profitability and expects cash flows from operations to be volatile. The Company’s future operating needs include the planned costs to operate its business, including amounts required to fund working capital and future liquidity needs.

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

Contractual Obligations and Commitments

We have operating and finance lease obligations over the next five years of approximately $7,130. These operating lease and financing lease obligations are primarily related to corporate office space, warehousing, and parking spaces related to our car-sharing services.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and the related disclosures. We base our estimates on historical experience and on assumptions that we believe are reasonable under the circumstances; actual results may differ from these estimates.

Our critical accounting estimates are described in Part II, Item 7, Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2025, and our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies in our financial statements included elsewhere in this quarterly report. There have been no material changes to our critical accounting estimates or significant accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances as of March 31, 2026. As our foreign operations expand, our results may be more materially impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2025, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting”.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, management continued to commit effort and resources to the remediation of the material weakness reported in the Company’s Form 10-K for the fiscal year ended December 31, 2025.

Except for the above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For a description of our legal proceedings, see Note 7 – Commitments and Contingencies – Litigation, Disputes, and Settlements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Farkas Group, Inc. (“FGI”), a Florida corporation whose principal is former Company CEO, Michael D. Farkas, filed a demand for arbitration on April 1, 2024, alleging that the Company owes FGI commissions pursuant to a November 17, 2009 commission agreement between the parties. The amount of commission was not stated but application of the theories articulated in the pleading would have required payment of more than $20 million in commissions. The Company filed an answer denying the claim and counterclaimed against FGI, Mr. Farkas, and one of his companies, NextNRG Holdings (“NEXT”), alleging that FGI, Mr. Farkas, and NEXT are in violation of non-compete agreements. NEXT later filed a petition with the Florida Superior Court to stay the arbitration as to NEXT. The Florida Court denied NEXT’s petition, and the arbitration resumed in March 2025. The arbitration hearing occurred in August 2025. In October 2025, the Arbitrator issued an interim award which rejected many of the theories advocated by FGI and requires the Company to provide an accounting within 90 days applying the Arbitrator’s determinations regarding the Commission Agreement. The Arbitrator denied the Company’s claim for injunctive relief. The Arbitrator declined to award attorneys’ fees to either party. The Company later prepared the accounting which resulted in a final award requiring the Company to pay approximately $72,000, plus quarterly commissions on revenue derived from certain chargers installed prior to June 30, 2017. The Company estimates the quarterly payments will be less than $10,000 per quarter, declining over time to zero. The first payment was approximately $10,000 and paid in April 2026.

ITEM 1A. RISK FACTORS.

In addition to the information set forth under Item 1A of Part I in our Annual Report on Form 10-K for the year ended December 31, 2025, and under a similar item in subsequent periodic reports, the information set forth at the beginning of Management’s Discussion and Analysis entitled “Special Note Regarding Forward-Looking Information,” and updates noted below, you should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. These risk factors may not identify all risks that we face and our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We have a history of substantial net losses and expect losses to continue in the future; if we do not achieve and sustain profitability, our financial condition could suffer.

We have experienced annual and quarterly net losses which may continue and which may negatively impact our ability to achieve our business objectives. We incurred a net loss of approximately $11.6 million for the three months ended March 31, 2026. As of March 31, 2026, we had net working capital of approximately $14 million and an accumulated deficit of approximately $834 million. We have not yet achieved profitability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Number	Exhibit Description

3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
10.1	Separation and General Release, dated as of February 3, 2026, by and between Blink Charging Co. and Aviv Hillo.	8-K	10.1	02/05/2026
31.1	Rule 13a-14(a) or 15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) or 15d-14(a) Certification of Principal Financial Officer				X
32.1*	Section 1350 Certification of Principal Executive Officer				X
32.2*	Section 1350 Certification of Principal Financial Officer				X
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2026 and 2025; (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2026; (v) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2025; (vi) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025; and (vii) Notes to Unaudited Condensed Consolidated Financial Statements.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).				X

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2026	BLINK CHARGING CO.

	By:	/s/ Michael Battaglia
Michael Battaglia
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Michael Bercovich
Michael Bercovich
Chief Financial Officer (Principal Financial and Accounting Officer)

