Form 10-Q
period 2026-06-30
Blink Charging Co.
filed 2026-08-07
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-38392

BLINK CHARGING CO.

(Exact name of registrant as specified in its charter)

Nevada	03-0608147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1489 West Warm Springs Rd. Suite 110
Henderson, Nevada	89014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 521-0200

17301 Melford Blvd, Bowie, Maryland, 20715

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

As of August 4, 2026, the registrant had 144,938,716 shares of common stock outstanding.

BLINK CHARGING CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$34,004	$39,568
Accounts receivable, net	18,923	29,532
Inventory, net	11,287	14,153
Prepaid expenses and other current assets	6,856	6,065
Total Current Assets	71,070	89,318
Restricted cash	619	89
Property and equipment, net	40,649	42,691
Operating lease right-of-use assets	2,781	6,331
Intangible assets, net	4,765	6,634
Goodwill	1,742	1,742
Other assets	711	648

Total Assets	$122,337	$147,453

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$45,960	$47,242
Current portion of earn-out liabilities	713	1,005
Notes payable	265	265
Current portion of operating lease liabilities	1,305	2,781
Current portion of financing lease liabilities	-	42
Current portion of deferred revenue	12,563	12,137
Total Current Liabilities	60,806	63,472
Earn-out liabilities, non-current portion	-	981
Operating lease liabilities, non-current portion	2,899	4,804
Financing lease liabilities, non-current portion	-	64
Deferred revenue, non-current portion	2,556	5,145
Other liabilities	8,283	8,497

Total Liabilities	74,544	82,963

Commitments and contingencies (Note 7)

Stockholders’ Equity:

Preferred stock, $0.001 par value, 40,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 143,779,491 and 142,128,133 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	144	142
Additional paid-in capital	897,525	895,505
Accumulated other comprehensive loss	(9,848)	(8,731)
Accumulated deficit	(840,028)	(822,426)

Total Stockholders’ Equity	47,793	64,490

Total Liabilities and Stockholders’ Equity	$122,337	$147,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues:
Product revenue	$7,439	$14,509	$13,633	$22,889
Service revenue	11,484	10,809	23,714	20,315
Other revenue	1,928	2,276	3,164	3,933
Car-sharing revenue	823	1,111	1,942	2,286
Total Revenues	21,674	28,705	42,453	49,423

Cost of Revenues:
Cost of product revenue	4,948	14,074	8,671	19,622
Cost of service revenue	5,823	6,222	13,202	11,503
Cost of other revenue	766	1,302	1,575	2,142
Cost of car-sharing revenue	598	1,067	1,632	1,752
Depreciation and amortization	1,098	1,208	2,293	2,503
Total Cost of Revenues	13,233	23,873	27,373	37,522
Gross Profit	8,441	4,832	15,080	11,901

Operating Expenses:
Compensation	8,352	13,767	18,515	27,321
General and administrative expenses	1,750	10,686	5,302	17,899
Other operating expenses	4,122	6,725	7,755	12,074
Depreciation and amortization	1,715	1,432	2,782	3,087
Change in fair value of consideration payable and earn-out liabilities	(1,273)	1,784	(1,273)	2,463
Total Operating Expenses	14,666	34,394	33,081	62,844
Loss From Operations	(6,225)	(29,562)	(18,001)	(50,943)

Other Income (Expense):
Other income, net	250	345	492	746
Total Other Income, Net	250	345	492	746
Loss Before Income Taxes	$(5,975)	$(29,217)	$(17,509)	$(50,197)
Provision for income taxes	(64)	(95)	(93)	(123)

Net Loss	$(6,039)	$(29,312)	$(17,602)	$(50,320)

Net Loss Per Share:
Basic	$(0.04)	$(0.28)	$(0.12)	$(0.49)
Diluted	$(0.04)	$(0.28)	$(0.12)	$(0.49)

Weighted Average Number of Common Shares Outstanding:
Basic	144,260,561	102,899,705	143,713,633	102,684,303
Diluted	144,260,561	102,899,705	143,713,633	102,684,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net Loss	$(6,039)	$(29,312)	$(17,602)	$(50,320)
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(884)	4,663	(1,117)	7,414

Total Comprehensive Loss	$(6,923)	$(24,649)	$(18,719)	$(42,906)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2026

(in thousands, except for share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance - January 1, 2026	-	$-	142,128,133	$142	$895,505	$(8,731)	$(822,426)	$64,490

Stock-based compensation	-	-	840,529	1	1,327	-	-	1,328

Common stock issued upon warrant exercise	-	-	179,020	-	-	-	-	-

Other comprehensive loss	-	-	-	-	-	(233)	-	(233)

Net loss	-	-	-	-	-	-	(11,563)	(11,563)

Balance - March 31, 2026	-	$-	143,147,682	$143	$896,832	$(8,964)	$(833,989)	$54,022

Stock-based compensation	-	-	627,722	1	693	-	-	694

Common stock issued upon warrant exercise	-	-	4,087	-	-	-	-	-

Other comprehensive loss	-	-	-	-	-	(884)	-	(884)

Net loss	-	-	-	-	-	-	(6,039)	(6,039)

Balance - June 30, 2026	-	$-	143,779,491	$144	$897,525	$(9,848)	$(840,028)	$47,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025

(in thousands, except for share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance - January 1, 2025	-	$-	101,970,907	$102	$860,300	$(5,845)	$(735,855)	$118,702

Common stock issued in public offering, net of issuance costs [1]	-	-	681,330	1	890	-	-	891

Stock-based compensation	-	-	70,681	-	966	-	-	966

Other comprehensive income	-	-	-	-	-	2,751	-	2,751

Net loss	-	-	-	-	-	-	(21,008)	(21,008)

Balance - March 31, 2025	-	$-	102,722,918	$103	$862,156	$(3,094)	$(756,863)	$102,302

Stock-based compensation	-	-	377,567	-	787	-	-	787

Other comprehensive income	-	-	-	-	-	4,663	-	4,663

Net loss	-	-	-	-	-	-	(29,312)	(29,312)

Balance - June 30, 2025	-	$-	103,100,485	$103	$862,943	$1,569	$(786,175)	$78,440

[1]	Includes gross proceeds of $909, less issuance costs of $18.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended
	June 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(17,602)	$(50,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,075	5,590
Non-cash lease expense	1,582	2,254
Change in fair value of derivative and other accrued liabilities	-	(7)
Provision for credit losses	451	306
Loss on disposal of property and equipment	734	5,762
Gain on sale of Envoy Technologies Inc.	(802)	-
Non-cash gain on lease termination	(309)	-
Provision for slow moving and obsolete inventory	-	4,571
Change in fair value of consideration payable and earn-out liabilities	(1,273)	2,463
Stock-based compensation	2,022	1,753
Changes in operating assets and liabilities:
Accounts receivable	9,203	9,447
Inventory	710	(369)
Prepaid expenses and other current assets	(530)	(1,251)
Other assets	(154)	(25)
Accounts payable, accrued expenses, and other current liabilities	576	(7,877)
Other liabilities	(126)	(400)
Operating lease liabilities	(1,631)	(1,794)
Deferred revenue	(1,308)	1,356

Total Adjustments	14,220	21,779

Net Cash Used In Operating Activities	(3,382)	(28,541)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	-	13,630
Proceeds from sale of equity method investment	-	223
Cash of Envoy Technologies, Inc. disposed of in sale	(485)	-
Proceeds from government grants	852	-
Capitalization of engineering costs	(29)	(205)
Purchases of property and equipment	(954)	(3,542)

Net Cash (Used In) Provided By Investing Activities	(616)	10,106

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	-	891
Repayment of financing liability	(63)	(17)

Net Cash (Used In) Provided By Financing Activities	(63)	874

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	(973)	1,111

Net Decrease In Cash and Cash Equivalents and Restricted Cash	(5,034)	(16,450)

Cash and Cash Equivalents and Restricted Cash - Beginning of Period	39,657	41,852

Cash and Cash Equivalents and Restricted Cash - End of Period	$34,623	$25,402

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$34,004	$25,318
Restricted cash	619	84
	$34,623	$25,402

[1]	For the six months ended June 30, 2025, includes gross proceeds of $909, less issuance costs of $18.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Cash Flows — Continued

(in thousands)

	For The Six Months Ended
	June 30,
	2026	2025
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$39	$71
Income taxes	$156	$28
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$330	$351
Transfer of inventory to property and equipment	$(2,053)	$(952)
Proceeds to be received from government grants	$456	$-
Right-of-use assets derecognized in connection with lease termination	$1,195	$-
Receivable recognized in sale of Envoy Technologies, Inc.	$1,000	$-
Property and equipment obtained in exchange for accounts payable	$854	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2026 and for the three and six months then ended. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2025 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 as part of the Company’s Annual Report on Form 10-K.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended December 31, 2025, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

LIQUIDITY

As of June 30, 2026, the Company had cash and cash equivalents of $34,004 and working capital of $10,264. During the three and six months ended June 30, 2026, the Company incurred a net loss of $6,039 and $17,602, respectively, and used cash in operating activities of $3,382.

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

NASDAQ Listing Compliance

On January 26, 2026, the Company received written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive business days, the closing bid price of its common stock had been below the $1.00 per share minimum required for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”).

The Notice has no immediate effect on the listing or trading of the Company’s common stock on The Nasdaq Capital Market. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was provided an initial compliance period of 180 calendar days from the date of the Notice, or until July 27, 2026, to regain compliance with the Bid Price Rule. Compliance may be regained if the closing bid price of the Company’s common stock meets or exceeds $1.00 per share for a minimum of 10 consecutive business days during the compliance period. Nasdaq may, in its discretion, require the Company to maintain a closing bid price of at least $1.00 per share for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that the Company has demonstrated an ability to maintain long-term compliance.

The initial compliance period expired on July 27, 2026 without the Company having regained compliance with the Bid Price Rule. On July 28, 2026, the Company received a second notice (the “Second Notice”) from Nasdaq indicating that, while the Company has not yet regained compliance with the Bid Price Rule, the Company is eligible for an additional 180-calendar-day compliance period, or until January 25, 2027 (the “Second Compliance Period”), to regain compliance. According to the Second Notice, this determination was based on (i) the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the Bid Price Rule, and (ii) the Company’s written notice of its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary. If the Company chooses to implement a reverse stock split, it must complete the split no later than 10 business days prior to the expiration of the Second Compliance Period. If the Company does not demonstrate compliance by January 25, 2027, Nasdaq will provide written notification that the Company’s securities will be delisted, and the Company may then appeal the delisting determination to a Nasdaq Hearings Panel. There can be no assurance that the Company will regain compliance during the Second Compliance Period or otherwise maintain compliance with the other listing requirements of The Nasdaq Capital Market.

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

INVENTORY

As of June 30, 2026, the Company’s inventory was comprised of $2,946 of finished goods that were available for sale and $8,341 of raw material and work in process. As of December 31, 2025, the Company’s inventory was comprised of $5,532 of finished goods that were available for sale and $8,621 of raw material and work in process.

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION

Transaction gains (losses) attributable to foreign exchange were $5 and $(1,522) during the three months ended June 30, 2026 and 2025, respectively. Transaction gains (losses) attributable to foreign exchange were $19 and $(1,781) during the six months ended June 30, 2026 and 2025, respectively. Transaction gains and losses attributable to foreign exchange are included within general and administrative expenses on the condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025.

Foreign currency translation gains (losses) related to the translation of the financial statements of the Company’s foreign subsidiaries from their functional currency to the US dollar were $(884) and $4,663 for the three months ended June 30, 2026 and 2025, respectively. Foreign currency translation adjustments related to the translation of the financial statements of the Company’s foreign subsidiaries from their functional currency to the US dollar were $(1,117) and $7,414 for the six months ended June 30, 2026 and 2025, respectively.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION

The Company recognizes revenue primarily from the following different types of contracts:

●	Product revenues – Revenue is recognized at the point where the customer obtains control of the goods and the Company satisfies its performance obligation, which generally is at the time it ships the product to the customer or installation of the product.

●	Service revenues are comprised of the following:

○	Charging services revenues – The Company generates charging service revenue from fees charged to users for the use of charging stations, including per-session connection fees and usage-based charges. Revenue is recognized at the point in time when a particular charging session is completed.

○	Network fees – Represents a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a straight-line basis over the contract term. Network fees are billed annually.

●	Other revenues are comprised of the following:

○	Other – Primarily related to transaction fees recognized at a point in time. Other revenues are also comprised of sales related to alternative fuel credits.

○	Warranty – Extended warranties represent a stand-ready obligation whereby the Company is obligated to perform over a period of time and, as a result, revenue is recognized on a gross basis on a straight-line basis over the contract term. The Company also facilitates the sale of third-party warranties for which it acts as an agent; accordingly, revenue from third-party warranties is recognized on a net basis at the point in time of sale. Further, standard warranties are generally not accounted for as separate performance obligations as warranties do not provide a service in addition to the assurance that the charging stations will function as expected.

○	Grant and fees rebate – Grants and rebates related to EV charging stations and associated installation costs are accounted for by analogy to IAS 20. Grant proceeds are initially deferred and recognized in revenue in a manner consistent with the terms of the grant.

●	Car-sharing revenue – Relates to revenues and expenses from electric vehicle-sharing and electric vehicle charging services provided to apartments, offices and hotels for use by their residents and guests and is recognized in accordance with ASC 842. Revenue is recognized over the duration of the rental agreements which are short term in nature. These services were provided through Envoy Technologies, Inc., which the Company sold on June 5, 2026. Accordingly, car-sharing revenue for the three and six months ended June 30, 2026 reflects activity only through the disposal date, and the comparative periods presented for 2025 reflect a full period of activity. See Note 9 – Sale of Envoy Technologies.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

REVENUE RECOGNITION – CONTINUED

The following table summarizes revenue recognized in the condensed consolidated statements of operations:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues - Recognized at a Point in Time
Product revenue	$7,439	$14,509	$13,633	$22,889
Service revenue - charging services	8,296	7,940	17,421	14,982
Other revenues - warranty and other	1,895	2,244	3,072	3,741
Total Revenues - Recognized at a Point in Time	17,630	24,693	34,126	41,612

Revenues - Recognized Over a Period of Time
Service revenue - network fees	3,188	2,869	6,293	5,333
Total Revenues - Recognized Over a Period of Time	3,188	2,869	6,293	5,333

ASC 842 - Revenues
Car-sharing revenue	823	1,111	1,942	2,286

Revenues - Other
Other revenues - grant and fees rebate	33	32	92	192

Total Revenue	$21,674	$28,705	$42,453	$49,423

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

As of June 30, 2026, the Company had $15,119 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheets as of June 30, 2026. The Company expects to satisfy $12,563 of its remaining performance obligations for network fees, warranty revenue, product sales, and other and recognize the revenue within the next twelve months.

The Company has elected to apply the practical expedient to expense costs to obtain contracts at the time the liability is incurred when the expected amortization period is one year or less. During the three months ended June 30, 2026 and 2025 there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods as specified by ASC 606-10-50-12A.

During the three and six months ended June 30, 2026, the Company recognized $2,581 and $5,355 of revenues, respectively, related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2025. During the three and six months ended June 30, 2025, the Company recognized $2,529 and $5,390 of revenues, respectively, related to network fees and warranty contracts, which were included in deferred revenues as of December 31, 2024.

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

These services were provided through Envoy Technologies, Inc., which the Company sold on June 5, 2026. Accordingly, car-sharing revenue for the three and six months ended June 30, 2026 reflects activity only through the disposal date, and the comparative periods presented for 2025 reflect a full period of activity. See Note 9 – Sale of Envoy Technologies.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

GOVERNMENT GRANTS

The Company receives grants from federal, state, and foreign government agencies related to capital investments in electric vehicle charging equipment. The Company’s accounting policy is to analogize to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, under IFRS Accounting Standards. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once it is probable that both of the following conditions will be met: (1) the Company is eligible to receive the grant and (2) the Company is able to comply with the relevant conditions of the grant. Government grants whose primary condition is the purchase, construction, or acquisition of a long-lived asset are considered asset-based grants and are recognized as a liability. Other government grants not related to long-lived assets are considered income-based grants, which are initially recognized as “Government grants receivable” and are also recognized as a reduction to the related cost of activities that generated the benefit. Proceeds received from asset-based grants are presented as cash inflows from investing activities on the condensed consolidated statements of cash flows, whereas proceeds received from income-based grants are presented as cash inflows from operating activities. Private and government grants and rebates related to EV charging stations and their installation are deferred and amortized in a manner consistent with the recognition of the related depreciation expense of the related asset over their useful lives.

Grant receivables are included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. Current liabilities related to government grants are included within accounts payable, accrued expenses and other current liabilities, and non-current liabilities related to government grants are included within other liabilities.

As of June 30, 2026, the Company had government grant receivables of $456 and government grant liabilities of $10,918, of which $2,971 were current and $7,947 were non-current. As of December 31, 2025, the Company had government grant receivables of $0 and government grant liabilities of $11,067, of which $2,869 were current and $8,198 were non-current. During the three months ended June 30, 2026 and 2025, government grants of $857 and $580, respectively, were recognized as a reduction to depreciation expense on the condensed consolidated statements of operations. During the six months ended June 30, 2026 and 2025, government grants of $1,579 and $1,120, respectively, were recognized as a reduction to depreciation expense on the condensed consolidated statements of operations.

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

The following potential common stock are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three and Six Months Ended
	June 30,
	2026	2025
Warrants	2,427,589	-
Restricted stock units	1,340,849	1,691,148
Total potentially dilutive shares	3,768,438	1,691,148

In addition, warrants to purchase 2,750,152 and 1,150,152 shares for the three and six months ended June 30, 2026 and 2025, respectively, and options to purchase 424,437 and 558,359 shares for the three and six months ended June 30, 2026 and 2025, respectively, were excluded from the above table because their exercise prices exceeded the average market price of the Company’s common stock during the respective periods, and would have been anti-dilutive regardless of the Company’s net loss position.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The ASU establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The ASU is effective for the Company for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods, with early adoption permitted. The amendments are to be applied using a modified retrospective transition method. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements and related disclosures.

RECLASSIFICATIONS

Certain prior year balances have been reclassified in order to conform to current period presentation, primarily related to revenue and cost of revenues line items, which were reorganized to better align with how management views and operates the business and to conform the cost of revenue captions to the Company’s revenue categories. In addition, depreciation and amortization expense previously included within general and administrative expenses is presented as a separate operating expense caption. Amounts reclassified were $1,432 and $3,087 for the three and six months ended June 30, 2025, respectively. These reclassifications have no effect on previously reported total operating expenses, loss from operations, results of operations or net loss per share.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

3. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025

Accounts payable	27,777	28,404
Accrued professional, board and other fees	1,592	3,239
Accrued wages	2,586	2,723
Warranty payable	307	1,277
Accrued income, property and sales taxes payable	2,700	2,780
Accrued purchases	3,454	3,343
Other accrued expenses	4,573	2,607
Grant liabilities	2,971	2,869
Total accounts payable and accrued expenses	$45,960	$47,242

4. STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three and six months ended June 30, 2026 of $694 and $2,022, respectively, which is included within compensation expense on the condensed consolidated statements of operations. The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three months and six months ended June 30, 2025 of $787 and $1,753, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of June 30, 2026, there was $3,044 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 1.98 years.

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

A summary of the RSU activity during the six months ended June 30, 2026 is presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2026	1,474,443	$1.57
Granted	8,789,929	0.51
Vested	(2,983,949)	0.96
Cancelled/forfeited/expired	(158,280)	2.14
Outstanding, June 30, 2026	7,122,143	$0.51

As of June 30, 2026, 1,515,698 of RSUs that vested during the six months ended June 30, 2026 remain unissued.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

5. LEASES

OPERATING AND FINANCE LEASES

Total operating lease expenses for the three and six months ended June 30, 2026 were $839 and $1,654, respectively. Of these amounts, $568 and $994, respectively, were recorded in other operating expenses and $271 and $660, respectively, were recorded in cost of car-sharing revenue on the condensed consolidated statements of operations. Total operating lease expenses for the three and six months ended June 30, 2025 were $1,063 and $2,024, respectively. Of these amounts, $629 and $1,230, respectively, were recorded in other operating expenses and $434 and $794, respectively, were recorded in cost of car-sharing revenue on the condensed consolidated statements of operations. Operating lease expenses consist of rent expense, common area maintenance adjustments and other expenses.

In June 2026, the Company terminated its lease for its facility located at 17301 Melford Boulevard, Bowie, Maryland and accrued a lease termination fee. The Company derecognized the operating lease right-of-use asset and corresponding lease liabilities and recognized a gain on lease termination of $193 within other operating expenses during the three and six months ended June 30, 2026.

Supplemental cash flows information related to leases was as follows:

	For The Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$1,631	$1,794
Financing cash flows from finance leases	$63	$17

Weighted Average Remaining Lease Term
Operating leases	2.07	2.38
Finance leases	-	3.16

Weighted Average Discount Rate
Operating leases	7.6%	7.2%
Finance leases	0.0%	6.2%

Future minimum payments under non-cancellable leases as of June 30, 2026 were as follows:

For the Years Ending December 31,	Operating Lease
2026	$1,028
2027	1,233
2028	1,053
2029	583
2030	579
2031	145
Total future minimum lease payments	4,621
Less: imputed interest	(417)
Total	$4,204

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

5. LEASES – CONTINUED

SUBLEASE

In January 2026, the Company commenced a sublease of a portion of its facility located at 5081 Howerton Way, Bowie, Maryland. The sublease has a term through March 31, 2031, and rent commenced February 1, 2026 following an initial abatement period. Under the sublease, aggregate base rental income is approximately $2,286 over the sublease term. In connection with the sublease, the Company received from the sublessee an irrevocable letter of credit of approximately $70, equal to the first and last months’ base rent, as security for the sublessee’s obligations under the sublease. The letter of credit is reducible to approximately $26 on the second anniversary of the rent commencement date, subject to no defaults.

The following table presents future undiscounted sublease lease payments to be received as of June 30, 2026:

For the Years Ending December 31,	Total
2026	$155
2027	367
2028	482
2029	504
2030	518
2031	132
Total	$2,158

6. FAIR VALUE MEASUREMENT

Assets and liabilities measured at fair value on a recurring basis are as follows:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$29,039	$-	$-	$29,039
Total assets	$29,039	$-	$-	$29,039

Liabilities:
Warrant liability	$-	$-	$30	$30
Earn-out liabilities	-	-	713	713
Total liabilities	$-	$-	$743	$743

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$32,500	$-	$-	$32,500
Total assets	$32,500	$-	$-	$32,500

Liabilities:
Warrant liability	$-	$-	$30	$30
Earn-out liabilities	-	-	1,986	1,986
Total liabilities	$-	$-	$2,016	$2,016

In addition to assets and liabilities that are measured at fair value on a recurring basis, The Company also measures certain assets and liabilities at fair value on a nonrecurring basis. Non-financial assets, including goodwill, intangible assets, operating lease right of use assets, and property, plant and equipment, are measured at fair value when there is an indication of impairment and the carrying amount exceeds the asset’s projected undiscounted cash flows. These assets are recorded at fair value only when an impairment charge is recognized.

The Company’s earn-out and consideration payable liabilities represent contingent consideration recognized in connection with the Company’s business acquisitions and are classified within Level 3 of the fair value hierarchy. The Company remeasures these liabilities at fair value on a recurring basis at each reporting date using a probability-based approach that reflects management’s estimate of the likelihood that the performance thresholds underlying the arrangements will be achieved. During the three and six months ended June 30, 2026, changes in these estimates were recognized in the condensed consolidated statements of operations.

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis during the six months ended June 30, 2026:

2026
Earn-Out Liabilities
Beginning balance as of January 1,	$1,986
Change in fair value of earn-out liabilities	(1,273)
Ending balance as of June 30,	$713

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

The Company believes it has recorded adequate provisions for any such lawsuits, investigations, claims, and proceedings as of June 30, 2026, and the Company believes it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. However, future events or circumstances, currently unknown to management, may potentially have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting period.

8. SEGMENT REPORTING

The Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM organizes the Company, manages resource allocations and measures performance as one operating and reportable segment. The Company sells, owns, and operates residential and commercial EV charging solutions, including its Blink Network and EVSE, to support EV drivers at various locations. Through June 5, 2026, the Company also owned and operated an EV car-sharing and ride-sharing program.

The measure of segment assets reviewed by the CODM is total consolidated assets, as reported in the condensed consolidated balance sheets. The CODM reviews the following information on a consolidated basis: assets, revenues, cost of revenues, gross profit, compensation expense and operating loss in order to allocate operating and capital resources within the segment and to assess performance of the Company by comparing actual results to historical results and previously forecasted financial information. Other than certain disaggregated expense information provided in relation to other operating expenses, significant expenses regularly provided to the CODM are presented as shown on the statement of operations. The CODM is also regularly provided disaggregated expense information for other operating expenses, which is disaggregated between software costs and other expenses as shown in the table below:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Other operating expenses
Software	$1,442	$1,466	$2,818	$3,259
Other (1)	2,680	5,259	4,937	8,815
Total other operating expenses	$4,122	$6,725	$7,755	$12,074

(1)	Includes operating lease expense, gain on sale of Envoy Technologies, Inc., insurance expense, office expenses and travel expenses.

The following table sets forth our long-lived assets by geographic area, which consists of property and equipment, net and operating lease right-of-use assets:

	June 30, 2026	December 31, 2025

United States	$30,980	$35,296
United Kingdom	8,399	8,754
International - Other	4,051	4,972

Total	$43,430	$49,022

The following table summarizes our revenue recognized in the condensed consolidated statements of operations by geographical area:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues by Geographical Area
U.S.A	$14,216	$18,046	$26,469	$30,272
International (1)	7,458	10,659	15,984	19,151
Total Revenue	$21,674	$28,705	$42,453	$49,423

(1)	International revenue primarily consists of Belgium, United Kingdom and The Netherlands.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

9. SALE OF ENVOY TECHNOLOGIES

On June 5, 2026, the Company sold all of the outstanding common stock of Envoy Technologies, Inc. (“Envoy Technologies”), its electric vehicle car-sharing business, to BladeRanger Ltd., an unrelated third party, and deconsolidated Envoy Technologies as of that date. The disposal was undertaken as part of the Company’s strategy to focus its resources on its core electric vehicle charging operations and did not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results.

Consideration for the sale consisted of $1,000 in cash, subject to a post-closing working capital adjustment, and a $12,500 convertible promissory note to be issued by Envoy Technologies, which would be settled at the earlier of a qualified liquidity event as defined within the convertible promissory note agreement or the maturity date. The maturity date of the convertible promissory note is July 22, 2029 and may be extended two years at the Company’s discretion. Based on management’s assessment of historical market and industry considerations, current financial results of Envoy Technologies, and the probability of the qualified liquidity events, the Company concluded the fair value of the convertible promissory note was $0. As of June 30, 2026, the cash consideration had not been received and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. The Company recognized a gain on sale of $802, which is included in other operating expenses in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

Following the sale, the Company provides transitional HR, finance, accounting, legal and technology services to Envoy Technologies on a cost-reimbursement basis under a transition services agreement with a term of six months, which may be extended for up to six additional months.

10. SUBSEQUENT EVENTS

On July 28, 2026, the Company received the Second Notice from Nasdaq relating to its continued non-compliance with the Bid Price Rule. See Note 2 – Summary of Significant Accounting Policies for a discussion of the Second Notice and the Second Compliance Period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” or the “Company”) as of June 30, 2026 and for the six months ended June 30, 2026 and 2025 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and under a similar item in subsequent periodic reports, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item 1A - Risk Factors.

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

Overview

We are a leading owner, operator, and provider of EV charging equipment and networked EV charging services in the rapidly growing U.S. and international markets for EVs. Blink offers residential and commercial EV charging equipment and services, enabling EV drivers to recharge at various locations. Blink’s principal line of products and services is its Blink Networks and Blink EV charging equipment, also known as EVSE, and other EV-related services. The Blink Networks are a proprietary, cloud-based system that operates, maintains, and manages Blink charging stations and handles the associated charging data, back-end operations, and payment processing. The Blink Networks provide Property Partners, among other types of commercial customers, with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Networks also provide EV drivers with vital station information, including station location, availability, and fees (as applicable).

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

As of June 30, 2026, there were approximately 48,015 chargers connected to the Blink Network. Of those, approximately 44,832 were Level 2 commercial chargers and approximately 2,039 DCFC were commercial chargers. Included on Blink Network are approximately 6,804 chargers owned by us. Another estimated 23,820 units were non-networked, on other networks, international sales, or deployments.

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

●	International Products. We offer Level 2 AC and DC charging products for international markets, including multifamily residential, workplace, retail, parking, hospitality, and fleet applications. These products are available with the Type 2, GBT, and CCS2 connectors and include Blink branded chargers and other hardware sourced or configured to meet regional and customer specific requirements.

●	DC Fast Charging (DCFC). We offer a complete line of DC Fast Charging equipment that ranges from 30kW to 600kW. Our DCFC products support NACS, CCS1, CHAdeMO connectors and are capable of producing up to an 80% battery charge in less than 30 minutes, depending on vehicle and conditions. DC fast charging stations typically require greater electrical infrastructure than Level 2 chargers and are deployed in high-traffic urban locations and along long-distance travel corridors. Our DCFC portfolio includes both all-in-one chargers and distributed cabinet and dispenser systems.

●	Blink Networks. The Blink Networks are a cloud-based software platform that supports the operation and management of EV charging stations. The platform enables remote monitoring, management, payment processing, customer support, load management, roaming, reporting, and other network services.

●	Blink Charging Mobile App. We offer Blink Charging Mobile Apps for iOS and Android devices that allow EV drivers to locate charging stations, view charger availability and charging speeds, initiate and pay for charging sessions, and manage their charging activity.

●	Energy Management and Fleet Management. We offer energy management and fleet focused software solutions designed to help commercial, municipal, and other fleet operators manage charging operations and optimize energy usage and costs. These solutions may be deployed as standalone offerings or integrated with existing fleet and charging management systems.

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

Liquidity, Capital Resources, and Going Concern

As of June 30, 2026, the Company had cash and cash equivalents of $34,004 compared to $39,568 in cash and cash equivalents as of December 31, 2025, representing a decrease of $5,564 in available liquidity due to ongoing operating losses and working capital requirements.

In May 2025, we announced the BlinkForward Initiative, a strategic restructuring plan aimed at accelerating the Company’s path to profitability and enhancing operational efficiency. Key pillars of the BlinkForward Initiative were designed to transform the Company into a more agile and lean organization. This included a significant reduction in our global workforce from 513 to 290 as of the filing of this Quarterly Report, reductions in other operating, general and administrative expenses, and a shift to contract manufacturing for our EV hardware to reduce overhead expenses and focus on our intellectual property and customer support efforts. The transition to contract manufacturing was completed in January 2026, and Blink no longer maintains manufacturing facilities in-house.

As reflected in our condensed consolidated financial statements as of June 30, 2026, we had cash and cash equivalents of $34,004, working capital of $10,264 and an accumulated deficit of $840,028. During the six months ended June 30, 2026, we incurred a net loss of $17,602. We have not yet achieved profitability. In December 2025, we completed an underwritten registered public offering of 26,666,666 shares of our common stock at a public offering price of $0.75 per share. We received gross proceeds of $20,000 from the public offering, less underwriting discounts and offering expenses of $1,474, for net proceeds of $18,526. The public offering was made pursuant to our registration statement on Form S-1 filed with the SEC on December 4, 2025, and final prospectus dated December 10, 2025. H.C. Wainwright & Co. and Roth Capital Partners acted as co-placement agents in connection with the offering.

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

Results of Operations

Three and Six Months Ended June 30, 2026 Compared With Three and Six Months Ended June 30, 2025

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,		3 Months		6 Months
	2026	2025	2026	2025	Difference $	Difference %	Difference $	Difference %

Revenues:
Product revenue	$7,439	$14,509	$13,633	$22,889	$(7,070)	-49%	$(9,256)	-40%
Service revenue	11,484	10,809	23,714	20,315	675	6%	3,399	17%
Other revenue	1,928	2,276	3,164	3,933	(348)	-15%	(769)	-20%
Car-sharing revenue	823	1,111	1,942	2,286	(288)	-26%	(344)	-15%
Total Revenues	21,674	28,705	42,453	49,423	(7,031)	-24%	(6,970)	-14%

Cost of Revenues:
Cost of product revenue	4,948	14,074	8,671	19,622	(9,126)	-65%	(10,951)	-56%
Cost of service revenue	5,823	6,222	13,202	11,503	(399)	-6%	1,699	15%
Cost of other revenue	766	1,302	1,575	2,142	(536)	-41%	(567)	-26%
Cost of car-sharing revenue	598	1,067	1,632	1,752	(469)	-44%	(120)	-7%
Depreciation and amortization	1,098	1,208	2,293	2,503	(110)	-9%	(210)	-8%
Total Cost of Revenues	13,233	23,873	27,373	37,522	(10,640)	-45%	(10,149)	-27%

Gross Profit	8,441	4,832	15,080	11,901	3,609	75%	3,179	27%

Operating Expenses:
Compensation	8,352	13,767	18,515	27,321	(5,415)	-39%	(8,806)	-32%
General and administrative expenses	1,750	10,686	5,302	17,899	(8,936)	-84%	(12,597)	-70%
Other operating expenses	4,122	6,725	7,755	12,074	(2,603)	-39%	(4,319)	-36%
Depreciation and amortization	1,715	1,432	2,782	3,087	283	20%	(305)	-10%
Change in fair value of consideration payable and earn-out liabilities	(1,273)	1,784	(1,273)	2,463	(3,057)	-171%	(3,736)	-152%
Total Operating Expenses	14,666	34,394	33,081	62,844	(19,728)	-57%	(29,763)	-47%

Loss From Operations	(6,225)	(29,562)	(18,001)	(50,943)	23,337	-79%	32,942	-65%

Other Income (Expense):
Other income, net	250	345	492	746	(95)	-28%	(254)	-34%
					-		-
Total Other Income, Net	250	345	492	746	(95)	-28%	(254)	-34%

Loss Before Income Taxes	$(5,975)	$(29,217)	$(17,509)	$(50,197)	$23,242	-80%	$32,688	-65%

Provision for income taxes	(64)	(95)	(93)	(123)	31	-33%	30	-24%

Net Loss	$(6,039)	$(29,312)	$(17,602)	$(50,320)	$23,273	-79%	$32,718	-65%

Three Months Ended June 30, 2026 Compared With Three Months Ended June 30, 2025

Revenues

Total revenue for the three months ended June 30, 2026 decreased by $7,031 or 24%, to $21,674 compared to $28,705 during the three months ended June 30, 2025.

Revenue from product sales was $7,439 for the three months ended June 30, 2026 as compared to $14,509 during the three months ended June 30, 2025, a decrease of $7,070, or 49%. The decrease was primarily attributable to the Company’s strategic repositioning toward higher-margin market segments and more disciplined customer selection, including a reduction in lower-margin product sales. Product revenue was also adversely affected by continued softness in the electric vehicle charging market, particularly lower demand for commercial Level 2 chargers and DC fast chargers, compared to the prior-year period.

Charging service revenue from Blink-owned charging stations was $11,484 for the three months ended June 30, 2026 as compared to $10,809 for the three months ended June 30, 2025, an increase of $675 or 6%. The increase is due to the higher utilization of the chargers and deployment of new chargers on the Blink Networks.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended June 30, 2026 were $13,233 as compared to $23,873 for the three months ended June 30, 2025, a decrease of $10,640 or 45%, and in line with the decline in the product revenues as discussed above.

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

Cost of product sales decreased by $9,126, or 65%, from $14,074 for the three months ended June 30, 2025 as compared to $4,948 for the three months ended June 30, 2026. Approximately $4,720 of this decrease is due to the reduction in product sales volume. In addition, the loss on adjustment for excess and obsolete inventory decreased by $634 during the three months ended June 30, 2026 compared to the same period in 2025. Furthermore, the Company recorded a loss on disposal of non-performing chargers of $3,856 during the three months ended June 30, 2025.

Cost of charging services (electricity reimbursements) decreased by $399, or 6%, to $5,823 for the three months ended June 30, 2026 as compared to $6,222 for the three months ended June 30, 2025. The decrease in 2026 was attributable to the decreased number and mix of charging stations generating charging service revenues subject to electricity reimbursement.

Depreciation and amortization expense decreased by $110 or 9%, to $1,098 for the three months ended June 30, 2026 as compared to $1,208 for the three months ended June 30, 2025. The decrease in depreciation expense was attributable to an increase in the grant revenue that is presented as an offset to the depreciation expense, and the decrease in the number of vehicles associated with the ride-share services as a part of the sale of Envoy.

Operating Expenses

Compensation expense decreased by $5,415 or 39%, to $8,352 (consisting of $7,658 of cash compensation and benefits and $694 of non-cash compensation) for the three months ended June 30, 2026. Compensation expense was $13,767 (consisting of $12,980 of cash compensation and benefits and $787 of non-cash compensation) for the three months ended June 30, 2025. The decrease in compensation expense for the three months ended June 30, 2026 compared to the same period in 2025 was primarily related to decreases in personnel and compensation in executive, marketing, sales and operations departments as a result of cost savings and synergies realized.

General and administrative expenses decreased by $8,936 or 84%, to $1,750 for the three months ended June 30, 2026 as compared to $10,686 for the three months ended June 30, 2025. The decrease was primarily attributable to the difference in the credit loss reserve of $5,511, decrease in professional services of $1,657 and decrease in accounting related fees of $956.

Other operating expenses decreased by $2,603, or 39%, to $4,122 for the three months ended June 30, 2026 from $6,725 for the three months ended June 30, 2025. The decrease was primarily attributable to the assets impairment in the amount of $1,732 recorded during the three months ended June 30, 2025, a decrease of $301 related to research and development activities and a decrease of $281 related to rent.

Depreciation and amortization expense included in operating expenses increased by $283, or 20%, to $1,715 for the three months ended June 30, 2026 as compared to $1,432 for the three months ended June 30, 2025.

The Company recorded a gain on change in fair value of consideration payable and earn-out liabilities related to the Zemetric acquisition of $1,273 for the three months ended June 30, 2026 as compared to a loss of $1,784 for the three months ended June 30, 2025 due to the change in the inputs to the probability-weighted discounted cash flow model.

Other Income (Expense)

We recorded other income of $250 during the three months ended June 30, 2026 as compared to other income of $345 for the three months ended June 30, 2025. The decrease in other income was primarily related to a decrease in dividend and interest income of $105 during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Net Loss

Our net loss for the three months ended June 30, 2026 decreased by $23,273, or 79%, to $6,039 as compared to $29,312 for the three months ended June 30, 2025. The decrease was primarily attributable to a decrease in operating expenses, partially offset by a decline in revenues, and was accompanied by an improvement in gross profit.

Total Comprehensive Loss

Our total comprehensive loss for the three months ended June 30, 2026 was $6,923 whereas our total comprehensive loss for the three months ended June 30, 2025 was $24,649.

Six Months Ended June 30, 2026 Compared With Six Months Ended June 30, 2025

Revenues

Total revenue for the six months ended June 30, 2026 decreased by $6,970, or 14%, to $42,453 compared to $49,423 during the six months ended June 30, 2025.

Revenue from product sales was $13,633 for the six months ended June 30, 2026 as compared to $22,889 during the six months ended June 30, 2025, a decrease of $9,256, or 40%. The decrease was primarily attributable to the Company’s strategic repositioning toward higher-margin market segments and more disciplined customer selection, including a reduction in lower-margin product sales. Product revenue was also adversely affected by continued softness in the electric vehicle charging market, particularly lower demand for commercial Level 2 chargers and DC fast chargers, compared to the prior-year period.

Charging service revenue from Blink-owned charging stations was $23,714 for the six months ended June 30, 2026 as compared to $20,315 for the six months ended June 30, 2025, an increase of $3,399, or 17%. The increase is due to the higher utilization of the chargers and deployment of new chargers on the Blink Networks.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the six months ended June 30, 2026 were $27,373 as compared to $37,522 for the six months ended June 30, 2025, a decrease of $10,149 or 27%, and in line with the decline in the product revenues as discussed above.

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

Cost of product sales decreased by $10,951, or 56%, from $19,622 for the six months ended June 30, 2025 as compared to $8,671 for the six months ended June 30, 2026. Approximately $5,633 of this decrease is due to the reduction in product sales volume. In addition, the adjustment for excess and obsolete inventory was $1,462 during the six months ended June 30, 2026 compared to $4,571 during the same period in 2025. Furthermore, the Company recorded a loss on disposal of non-performing chargers of $3,856 during the six months ended June 30, 2025.

Cost of charging services (electricity reimbursements) increased by $1,699, or 15%, to $13,202 for the six months ended June 30, 2026 as compared to $11,503 for the six months ended June 30, 2025. The increase in 2026 was attributable to the increased number and mix of charging stations generating charging service revenues subject to electricity reimbursement.

Depreciation and amortization expense decreased by $210, or 8%, to $2,293 for the six months ended June 30, 2026 as compared to $2,503 for the six months ended June 30, 2025. The decrease in depreciation expense was attributable to an increase in the grant revenue that is presented as an offset to the depreciation expense, and the decrease in the number of vehicles associated with the ride-share services as a part of the sale of Envoy.

Operating Expenses

Compensation expense decreased by $8,806, or 32%, to $18,515 (consisting of $16,493 of cash compensation and benefits and $2,022 of non-cash compensation) for the six months ended June 30, 2026. Compensation expense was $27,321 (consisting of $25,568 of cash compensation and benefits and $1,753 of non-cash compensation) for the six months ended June 30, 2025. The decrease in compensation expense for the six months ended June 30, 2026 compared to the same period in 2025 was primarily related to decreases in personnel and compensation in executive, marketing, sales and operations departments as a result of cost savings and synergies realized.

General and administrative expenses decreased by $12,597, or 70%, to $5,302 for the six months ended June 30, 2026 as compared to $17,899 for the six months ended June 30, 2025. The decrease was primarily attributable to the difference in the credit loss reserve of $6,811, a decrease in professional services of $2,674, a decrease in accounting related fees of $1,039, a decrease in tax compliance fees of $788 and a decrease in marketing expenditures of $749.

Other operating expenses decreased by $4,319, or 36%, to $7,755 for the six months ended June 30, 2026 from $12,074 for the six months ended June 30, 2025. The decrease was primarily attributable to the asset impairment in the amount of $1,732 recorded during the six months ended June 30, 2025, a decrease of $819 related to research and development activities and a decrease of $566 related to rent.

Depreciation and amortization expense included in operating expenses decreased by $305, or 10%, to $2,782 for the six months ended June 30, 2026 as compared to $3,087 for the six months ended June 30, 2025.

The Company recorded a gain on change in fair value of consideration payable and earn-out liabilities related to the Zemetric acquisition of $1,273 for the six months ended June 30, 2026 as compared to a loss of $2,463 for the six months ended June 30, 2025 due to the change in the inputs to the probability-weighted discounted cash flow model.

Other Income (Expense)

We recorded other income of $492 during the six months ended June 30, 2026 as compared to $746 for the six months ended June 30, 2025. The decrease in other income was primarily related to a decrease of $261 in dividend and interest income.

Net Loss

Our net loss for the six months ended June 30, 2026 decreased by $32,718 or 65%, to $17,602 as compared to $50,320 for the six months ended June 30, 2025. The decrease was primarily due to lower operating expenses, partially offset by the decline in revenues, and was accompanied by an improvement in gross profit.

Total Comprehensive Loss

Our total comprehensive loss for the six months ended June 30, 2026 was $18,719 whereas our total comprehensive loss for the six months ended June 30, 2025 was $42,906.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30, 2026	December 31, 2025
	(Unaudited)
Cash and Cash Equivalents	$34,004	$39,568

Working Capital	$10,264	$25,846

Notes Payable	$265	$265

During the six months ended June 30, 2026, we financed our activities from proceeds derived from equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees.

For the six months ended June 30, 2026 and 2025, we used cash of $3,382 and $28,541, respectively, in operations. Our cash use for the six months ended June 30, 2026 was primarily attributable to our net loss of $17,602 adjusted for net non-cash expenses in the aggregate amount of $7,480, partially offset by $6,740 of net cash provided by changes in the levels of operating assets and liabilities. Our cash use for the six months ended June 30, 2025, was primarily attributable to our net loss of $50,320, adjusted for net non-cash expenses in the aggregate amount of $22,692, and $913 of net cash used in changes in the levels of operating assets and liabilities.

During the six months ended June 30, 2026, net cash used in investing activities was $616, of which $852 was provided by government grants, $954 was used to purchase property and equipment, $485 of cash was disposed of in connection with the sale of Envoy, and $29 was used for capitalized engineering costs. During the six months ended June 30, 2025, net cash provided by investing activities was $10,106, of which $13,630 was provided by the sale of marketable securities and $223 was provided by the sale of an equity method investment, offset by $205 of capitalized engineering costs and $3,542 of which was used to purchase charging stations and other fixed assets.

During the six months ended June 30, 2026, cash used in financing activities was $63 which was used to pay down our liability in connection with a finance lease. During the six months ended June 30, 2025, cash provided by financing activities was $874, of which $17 was used to pay down our liability in connection with a finance lease, offset by $891 provided by offering proceeds related to the sale of common stock.

As of June 30, 2026, we had cash and cash equivalents, working capital and an accumulated deficit of $34,004, $10,264 and $840,028, respectively. During the three and six months ended June 30, 2026, we had a net loss of $6,039 and $17,602, respectively, and used cash of $3,382 in operating activities. The Company has not yet achieved profitability and expects cash flows from operations to be volatile. The Company’s future operating needs include the planned costs to operate its business, including amounts required to fund working capital and future liquidity needs.

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

Contractual Obligations and Commitments

We have operating lease obligations over the next five years of approximately $4,204. These operating lease obligations are primarily related to corporate office space and warehousing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances as of June 30, 2026. As our foreign operations expand, our results may be more materially impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, being the end of the period covered by this Quarterly Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2025, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting”.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, management continued to commit effort and resources to the remediation of the material weakness reported in the Company’s Form 10-K for the fiscal year ended December 31, 2025.

Except for the above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced annual and quarterly net losses which may continue and which may negatively impact our ability to achieve our business objectives. We incurred a net loss of approximately $6.0 million for the three months ended June 30, 2026. As of June 30, 2026, we had net working capital of approximately $10.3 million and an accumulated deficit of approximately $840 million. We have not yet achieved profitability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Number	Exhibit Description

3.1	Articles of Incorporation, as amended most recently on August 17, 2017	10-K	3.1	04/17/2018
3.2	Bylaws, as amended most recently on January 29, 2018	10-K	3.2	04/17/2018
3.4	Certificate of Withdrawal for Series A Convertible Preferred Stock	8-K	3.1	04/07/2022
3.5	Certificate of Withdrawal for Series B Preferred Stock	8-K	3.2	04/07/2022
3.6	Certificate of Withdrawal for Series C Convertible Preferred Stock	8-K	3.3	04/07/2022
3.7	Certificate of Withdrawal for Series D Convertible Preferred Stock	8-K	3.4	04/07/2022
10.1	Amendment to the Blink Charging Co. 2018 Incentive Compensation Plan	DEF 14A	Appendix A	05/20/2026
31.1	Rule 13a-14(a) or 15d-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) or 15d-14(a) Certification of Principal Financial Officer				X
32.1*	Section 1350 Certification of Principal Executive Officer				X
32.2*	Section 1350 Certification of Principal Financial Officer				X
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2026 and 2025; (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2026; (v) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2025; (vi) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025; and (vii) Notes to Unaudited Condensed Consolidated Financial Statements.				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).				X

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2026	BLINK CHARGING CO.

	By:	/s/ Michael Battaglia
Michael Battaglia
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Michael Bercovich
Michael Bercovich
Chief Financial Officer (Principal Financial and Accounting Officer)

