Form 10-Q
period 2026-09-30
Blink Charging Co.
filed 2026-11-05
CIK 1429764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 3, 2026, the registrant had 145,201,164 shares of common stock outstanding.

BLINK CHARGING CO.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLINK CHARGING CO.

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current Assets:
Cash and cash equivalents	$30,499	$39,568
Accounts receivable, net	13,322	29,532
Inventory, net	7,144	14,153
Prepaid expenses and other current assets	5,737	6,065
Total Current Assets	56,702	89,318
Restricted cash	445	89
Property and equipment, net	37,234	42,691
Operating lease right-of-use assets	2,354	6,331
Intangible assets, net	3,870	6,634
Goodwill	1,742	1,742
Other assets	567	648

Total Assets	$102,914	$147,453

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, accrued expenses and other current liabilities	$35,645	$47,284
Current portion of earn-out liabilities	301	1,005
Current portion of operating lease liabilities	1,691	2,781
Current portion of deferred revenue	10,565	12,137
Total Current Liabilities	48,202	63,207
Earn-out liabilities, non-current portion	-	981
Operating lease liabilities, non-current portion	2,134	4,804
Deferred revenue, non-current portion	2,224	5,145
Other liabilities	8,011	8,826

Total Liabilities	60,571	82,963

Commitments and contingencies (Note 7)

Stockholders' Equity:

Preferred stock, $0.001 par value, 40,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 145,188,351 and 142,128,133 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	145	142
Additional paid-in capital	898,334	895,505
Accumulated other comprehensive loss	(9,407)	(8,731)
Accumulated deficit	(846,729)	(822,426)

Total Stockholders' Equity	42,343	64,490

Total Liabilities and Stockholders' Equity	$102,914	$147,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenues:
Product revenue	$6,413	$13,035	$20,046	$35,924
Service revenue	10,035	10,782	33,749	31,097
Other revenue	1,949	2,007	5,113	5,940
Car-sharing revenue	-	1,231	1,942	3,517
Total Revenues	18,397	27,055	60,850	76,478

Cost of Revenues:
Cost of product revenue	6,551	8,095	15,222	27,717
Cost of service revenue	4,758	6,091	17,960	17,594
Cost of other revenue	559	785	2,134	2,927
Cost of car-sharing revenue	-	1,438	1,632	3,190
Depreciation and amortization	1,684	1,318	3,977	3,821
Total Cost of Revenues	13,552	17,727	40,925	55,249
Gross Profit	4,845	9,328	19,925	21,229

Operating Expenses:
Compensation	6,787	11,691	25,302	38,849
General and administrative expenses	1,206	3,742	6,508	21,804
Other operating expenses	2,762	4,803	10,517	16,877
Depreciation and amortization	1,031	1,244	3,813	4,331
Change in fair value of consideration payable and earn-out liabilities	-	(11,701)	(1,273)	(9,238)
Total Operating Expenses	11,786	9,779	44,867	72,623
Loss From Operations	(6,941)	(451)	(24,942)	(51,394)

Other Income (Expense):
Other income, net	259	159	751	905
Total Other Income, Net	259	159	751	905
Loss Before Income Taxes	$(6,682)	$(292)	$(24,191)	$(50,489)
Provision for income taxes	(19)	(40)	(112)	(163)

Net Loss	$(6,701)	$(332)	$(24,303)	$(50,652)

Net Loss Per Share:
Basic	$(0.05)	$(0.00)	$(0.17)	$(0.48)
Diluted	$(0.05)	$(0.00)	$(0.17)	$(0.48)

Weighted Average Number of Common Shares Outstanding:
Basic	145,388,053	109,110,766	144,277,906	104,849,997
Diluted	145,388,053	109,110,766	144,277,906	104,849,997

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net Loss	$(6,701)	$(332)	$(24,303)	$(50,652)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	441	6,793	(676)	8,865

Total Comprehensive Income (Loss)	$(6,260)	$6,461	$(24,979)	$(41,787)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2026

(in thousands, except for share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance - January 1, 2026	-	$-	142,128,133	$142	$895,505	$(8,731)	$(822,426)	$64,490

Stock-based compensation	-	-	840,529	1	1,327	-	-	1,328

Common stock issued upon warrant exercise	-	-	179,020	-	-	-	-	-

Other comprehensive loss	-	-	-	-	-	(233)	-	(233)

Net loss	-	-	-	-	-	-	(11,563)	(11,563)

Balance - March 31, 2026	-	$-	143,147,682	$143	$896,832	$(8,964)	$(833,989)	$54,022

Stock-based compensation	-	-	627,722	1	693	-	-	694

Common stock issued upon warrant exercise	-	-	4,087	-	-	-	-	-

Other comprehensive loss	-	-	-	-	-	(884)	-	(884)

Net loss	-	-	-	-	-	-	(6,039)	(6,039)

Balance - June 30, 2026	-	$-	143,779,491	$144	$897,525	$(9,848)	$(840,028)	$47,793

Stock-based compensation	-	-	681,022	1	396	-	-	397

Common stock issued upon warrant exercise	-	-	115,588	-	1	-	-	1

Common stock issued in settlement of earn-out liabilities	-	-	612,250	-	412	-	-	412

Other comprehensive income	-	-	-	-	-	441	-	441

Net loss	-	-	-	-	-	-	(6,701)	(6,701)

Balance - September 30, 2026	-	$-	145,188,351	$145	$898,334	$(9,407)	$(846,729)	$42,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025

(in thousands, except for share amounts)

						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance - January 1, 2025	-	$-	101,970,907	$102	$860,300	$(5,845)	$(735,855)	$118,702

Common stock issued in public offering, net of issuance costs [1]	-	-	681,330	1	890	-	-	891

Stock-based compensation	-	-	70,681	-	966	-	-	966

Other comprehensive income	-	-	-	-	-	2,751	-	2,751

Net loss	-	-	-	-	-	-	(21,008)	(21,008)

Balance - March 31, 2025	-	$-	102,722,918	$103	$862,156	$(3,094)	$(756,863)	$102,302

Stock-based compensation	-	-	377,567	-	787	-	-	787

Other comprehensive loss	-	-	-	-	-	(679)	-	(679)

Net loss	-	-	-	-	-	-	(29,312)	(29,312)

Balance - June 30, 2025	-	$-	103,100,485	$103	$862,943	$(3,773)	$(786,175)	$73,098

Stock-based compensation	-	-	215,537	-	433	-	-	433

Common stock and warrants issued in satisfaction of consideration payable	-	-	9,696,882	10	11,780	-	-	11,790

Common stock issued as purchase consideration of Zemetric	-	-	1,401,243	1	1,097	-	-	1,098

Other comprehensive income	-	-	-	-	-	6,793	-	6,793

Net loss	-	-	-	-	-	-	(332)	(332)

Balance - September 30, 2025	-	$-	114,414,147	$114	$876,253	$3,020	$(786,507)	$92,880

[1]	Includes gross proceeds of $909, less issuance costs of $18.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(24,303)	$(50,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,790	8,152
Non-cash lease expense	2,002	3,116
Change in fair value of derivative and other accrued liabilities	-	8
Provision for credit losses	571	5,241
Loss on disposal of property and equipment	2,049	5,712
Gain on sale of Envoy Technologies Inc.	(802)	-
Non-cash gain on lease termination	(309)	(72)
Provision for slow moving and obsolete inventory	2,197	4,571
Change in fair value of consideration payable and earn-out liabilities	(1,273)	(9,238)
Stock-based compensation	2,419	2,186
Changes in operating assets and liabilities:
Accounts receivable	14,675	3,904
Inventory	470	31
Prepaid expenses and other current assets	(440)	(2,283)
Other assets	(12)	(44)
Accounts payable, accrued expenses, and other current liabilities	(5,664)	654
Other liabilities	(398)	(6,548)
Operating lease liabilities	(2,004)	(3,746)
Deferred revenue	(3,614)	7,254

Total Adjustments	17,657	18,898

Net Cash Used In Operating Activities	(6,646)	(31,754)

Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	-	13,630
Proceeds from sale of equity method investment	-	223
Purchase consideration of Zemetric, net of cash acquired	-	(207)
Cash disposed of in sale of Envoy Technologies Inc., net of proceeds received	(250)	-
Proceeds from government grants	1,303	1,952
Capitalization of engineering costs	(175)	(205)
Purchases of property and equipment	(2,122)	(4,225)

Net Cash (Used In) Provided By Investing Activities	(1,244)	11,168

Cash Flows From Financing Activities:
Proceeds from sale of common stock in public offering [1]	-	891
Repayment of financing liability	(63)	(26)

Net Cash (Used In) Provided By Financing Activities	(63)	865

Effect of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	(760)	1,085

Net (Decrease) Increase In Cash and Cash Equivalents and Restricted Cash	(8,713)	(18,636)

Cash and Cash Equivalents and Restricted Cash - Beginning of Period	39,657	41,852

Cash and Cash Equivalents and Restricted Cash - End of Period	$30,944	$23,216

Cash and cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$30,499	$23,130
Restricted cash	445	86
	$30,944	$23,216

[1]	For the nine months ended September 30, 2025, includes gross proceeds of $909, less issuance costs of $18.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

Unaudited Condensed Consolidated Statements of Cash Flows — Continued

(in thousands)

	For the Nine Months Ended
	September 30,
	2026	2025
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$48	$71
Income taxes	$160	$28
Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$330	$1,015
Right-of-use assets derecognized in connection with lease termination	$(1,195)	$(577)
Common stock and warrants issued in satisfaction of consideration payable	$-	$11,790
Common stock issued as purchase consideration of Zemetric	$-	$1,098
Common stock issued in settlement of earn-out liabilities	$412	$-
Common stock obligation incurred as purchase consideration of Zemetric	$-	$53
Earn-out liabilities incurred as purchase consideration of Zemetric	$-	$2,194
Transfer of inventory to property and equipment, net of adjustment	$2,103	$3,313
Proceeds to be received from government grants	$109	$3,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

1. BUSINESS ORGANIZATION, NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Operations

Blink Charging Co., through its consolidated subsidiaries (collectively, the “Company” or “Blink”), is a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment, networked EV charging services, and energy management solutions in the U.S. and international EV markets. Blink offers a comprehensive portfolio of EV charging equipment, charging services, and energy management solutions designed to support EV adoption, optimize charging infrastructure, and improve energy efficiency.

Blink’s principal products and services include its proprietary Blink EV charging network (the “Blink Network”), EV charging equipment, charging services, and its EnergyConnect energy management solution.

The Blink Network is a proprietary, cloud-based platform that operates, maintains, and manages Blink charging stations and supports associated charging data, back-end operations, and payment processing. The Blink Network provides fleets, property owners, managers, parking companies, and state and municipal entities (“Property Partners”), among other commercial customers, with cloud-based services that enable the remote monitoring and management of EV charging stations. The Blink Network also provides EV drivers with essential station information, including station locations, availability, and applicable charging fees.

EnergyConnect, Blink’s energy management solution, is designed to help commercial customers and charging site operators monitor, manage, and optimize energy consumption associated with EV charging infrastructure. The solution supports intelligent management of charging loads, including the ability to adjust charging activity based on site-level electrical capacity, energy demand, and operational requirements. Through enhanced visibility and control over energy usage, EnergyConnect is intended to help customers improve energy efficiency, manage peak electricity demand, reduce energy-related operating costs, and support the integration and scalability of EV charging infrastructure.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of  September 30, 2026 and for the three and nine months then ended. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year ending  December 31, 2026 or any other period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of  December 31, 2025 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 as part of the Company’s Annual Report on Form 10-K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Since the Annual Report for the year ended  December 31, 2025, there have been no material changes to the Company’s significant accounting policies, except as disclosed in this note.

LIQUIDITY

As of  September 30, 2026, the Company had cash and cash equivalents of $30,499 and working capital of $8,500. During the three and nine months ended September 30, 2026, the Company incurred a net loss of $6,701 and $24,303, respectively, and used cash in operating activities of $6,646 for the nine months ended September 30, 2026.

The Company has not yet achieved profitability and expects to continue to incur operating losses. While the BlinkForward Initiative (as defined elsewhere) has substantially decreased operating expenses and cash burn, in the near future the Company needs to generate significant additional revenues to achieve profitability. Historically, the Company has been able to raise funds to support business operations, although there can be no assurance that the Company will be successful in raising significant additional funds in the future. The Company expects that cash and cash equivalents as of September 30, 2026, and future cash flows from operations, will fund operations for at least 12 months after the issuance date of the financial statements included in this Quarterly Report.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

LIQUIDITY – CONTINUED

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

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – CONTINUED

INVENTORY

As of  September 30, 2026, the Company’s inventory was comprised of $3,188 of finished goods that were available for sale and $3,956 of raw material and work in process, net of provision for slow moving and obsolete inventory. As of  December 31, 2025, the Company’s inventory was comprised of $5,532 of finished goods that were available for sale and $8,621 of raw material and work in process, net of provision for slow moving and obsolete inventory.

FOREIGN CURRENCY TRANSACTIONS AND TRANSLATION

Transaction gains (losses) attributable to foreign exchange were $(12) and $641 during the three months ended  September 30, 2026 and 2025, respectively. Transaction gains (losses) attributable to foreign exchange were $29 and $(1,140) during the nine months ended September 30, 2026 and 2025, respectively. Transaction gains and losses attributable to foreign exchange are included within general and administrative expenses on the condensed consolidated statements of operations for the nine months ended September 30, 2026 and 2025.

Foreign currency translation gains (losses) related to the translation of the financial statements of the Company’s foreign subsidiaries from their functional currency to the U.S. dollar were $441 and $6,793 for the three months ended  September 30, 2026 and 2025, respectively. Foreign currency translation gains (losses) related to the translation of the financial statements of the Company’s foreign subsidiaries from their functional currency to the U.S. dollar were $(676) and $8,865 for the nine months ended September 30, 2026 and 2025, respectively.

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

●

Car-sharing revenue – Relates to revenues and expenses from electric vehicle-sharing and electric vehicle charging services provided to apartments, offices and hotels for use by their residents and guests and is recognized in accordance with ASC 842. Revenue is recognized over the duration of the rental agreements which are short term in nature. These services were provided through Envoy Technologies, Inc., which the Company sold on June 5, 2026. Accordingly, car-sharing revenue for the three and nine months ended September 30, 2026 reflects activity only through the disposal date, and the comparative periods presented for 2025 reflect a full period of activity. See Note 9 – Sale of Envoy Technologies.

The following table summarizes revenue recognized in the condensed consolidated statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues - Recognized at a Point in Time
Product revenue	$6,413	$13,035	$20,046	$35,924
Service revenue - charging services	7,095	8,015	24,516	22,997
Other revenues - warranty and other	1,362	1,099	3,332	3,105
Total Revenues - Recognized at a Point in Time	14,870	22,149	47,894	62,026

Revenues - Recognized Over a Period of Time
Service revenue - network fees	2,940	2,767	9,233	8,100
Other revenues - warranty	578	849	1,680	2,584
Total Revenues - Recognized Over a Period of Time	3,518	3,616	10,913	10,684

ASC 842 - Revenues
Car-sharing revenue	-	1,231	1,942	3,517

Revenues - Other
Other revenues - grant and fees rebate	9	59	101	251

Total Revenue	$18,397	$27,055	$60,850	$76,478

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

As of  September 30, 2026, the Company had $12,789 related to contract liabilities where performance obligations have not yet been satisfied, which has been included within deferred revenue on the condensed consolidated balance sheets as of  September 30, 2026. The Company expects to satisfy $10,565 of its remaining performance obligations for network fees, warranty revenue, product sales, and other and recognize the revenue within the next twelve months.

The Company has elected to apply the practical expedient to expense costs to obtain contracts at the time the liability is incurred when the expected amortization period is one year or less. During the three months ended  September 30, 2026 and 2025 there was no revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods as specified by ASC 606-10-50-12A.

During the three and nine months ended September 30, 2026, the Company recognized $1,418 and $6,773 of revenues, respectively, related to network fees and warranty contracts, which were included in deferred revenues as of  December 31, 2025. During the three and nine months ended September 30, 2025, the Company recognized $1,837 and $7,227 of revenues, respectively, related to network fees and warranty contracts, which were included in deferred revenues as of  December 31, 2024.

Car-sharing services related to revenues and expenses from electric vehicle-sharing and electric vehicle charging services provided to apartments, offices and hotels for use by their residents and guests and were recognized in accordance with ASC 842. The Company provided electric vehicles to be available for use and the contracting locations were invoiced on a monthly or quarterly basis under the terms of the agreement signed with each respective customer. Revenues were also derived from parties who schedule use of electric vehicles that were not provided specifically for exclusive use to a particular customer under an ongoing existing contractual arrangement. The Company accounts for such rentals as operating leases. The lease terms are included in the Company’s contracts, and the determination of whether the Company’s contracts contain leases generally did not require significant assumptions or judgments. The Company’s lease revenues did not include material amounts of variable payments. The Company did not provide an option for the lessee to purchase the rented vehicle at the end of the lease. The Company’s vehicles were generally rented for short periods of time (generally a few hours). Lessees did not provide residual value guarantees on rented vehicles. The Company’s vehicles were typically rented for the majority of the time that the Company owned or leased the underlying vehicle.

These services were provided through Envoy Technologies, Inc., which the Company sold on June 5, 2026. Accordingly, car-sharing revenue for the three and nine months ended September 30, 2026 reflects activity only through the disposal date, and the comparative periods presented for 2025 reflect a full period of activity. See Note 9 – Sale of Envoy Technologies.

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

As of  September 30, 2026, the Company had government grant receivables of $109 and government grant liabilities of $10,489, of which $3,090 were current and $7,399 were non-current. As of  December 31, 2025, the Company had government grant receivables of $0 and government grant liabilities of $11,067, of which $2,869 were current and $8,198 were non-current. The current and non-current portions of government grant liabilities are included in ‘Accounts payable, accrued expenses and other current liabilities’ and ‘Other liabilities,’ respectively, in the condensed consolidated balance sheet as of September 30, 2026. During the three months ended  September 30, 2026 and 2025, government grants of $770 and $432, respectively, were recognized as a reduction to depreciation expense on the condensed consolidated statements of operations. During the nine months ended September 30, 2026 and 2025, government grants of $2,349 and $1,632, respectively, were recognized as a reduction to depreciation expense on the condensed consolidated statements of operations.

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

NET LOSS PER COMMON SHARE – CONTINUED

The following potential common stock are excluded from the calculation of weighted average common shares outstanding because their inclusion would have been anti-dilutive:

	For the Three and Nine Months Ended
	September 30,
	2026	2025
Warrants	-	-
Restricted stock units	7,611,279	1,681,564
Total potentially dilutive shares	7,611,279	1,681,564

In addition, warrants to purchase 5,177,741 and 5,048,329 shares for the three and nine months ended September 30, 2026 and 2025, respectively, and options to purchase 391,701  and 569,038 shares for the three and nine months ended September 30, 2026 and 2025, respectively, were excluded from the above table because their exercise prices exceeded the average market price of the Company’s common stock during the respective periods, and would have been anti-dilutive regardless of the Company’s net loss position.

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

RECLASSIFICATIONS

Certain prior year balances have been reclassified in order to conform to current period presentation, primarily related to revenue and cost of revenues line items, which were reorganized to better align with how management views and operates the business and to conform the cost of revenue captions to the Company’s revenue categories. In addition, depreciation and amortization expense previously included within general and administrative expenses is presented as a separate operating expense caption. Amounts reclassified were $1,318 and $3,821 for the three and nine months ended September 30, 2025. On the balance sheet ended December 31, 2025, current finance lease obligations of $42 and non-current finance lease obligations of $64 is reclassed to Accounts Payable, accrued expenses and other current liabilities, and Other liabilities, respectively. In addition, Notes payable of $265 is reclassified to Other Liabilities on the balance sheets as of December 31, 2025 and September 30, 2026. These reclassifications have no effect on previously reported total operating expenses, loss from operations, results of operations or net loss per share.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

3. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025

Accounts payable	$20,766	$28,404
Accrued professional, board and other fees	1,225	3,239
Accrued wages	2,609	2,723
Warranty payable	132	1,277
Accrued income, property and sales taxes payable	2,285	2,780
Accrued purchases	2,387	3,343
Other accrued expenses	3,151	2,607
Grant liabilities	3,090	2,869
Current portion of financing lease liabilities	-	42
Total accounts payable, accrued expenses and other current liabilities	$35,645	$47,284

4. STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three and nine months ended September 30, 2026 of $505 and $3,109, respectively, which is included within compensation expense on the condensed consolidated statements of operations. The Company recognized stock-based compensation expense related to common stock, stock options and warrants for the three and nine months ended September 30, 2025 of $433 and $2,186, respectively, which is included within compensation expense on the condensed consolidated statements of operations. As of  September 30, 2026, there was $3,540 of unrecognized stock-based compensation expense that will be recognized over the weighted average remaining vesting period of 3.03 years.

RESTRICTED STOCK UNITS

The Company grants Restricted Stock Units (“RSUs”) to employees, executives, and members of the Board of Directors under the Company’s equity incentive plan. RSUs represent a right to receive shares of the Company’s common stock upon vesting and have no exercise price. Upon vesting, the RSUs automatically settle and convert into unrestricted shares of the Company’s common stock. Service-based RSUs vest ratably over service periods of one to three years from the date of grant, subject to the recipient’s continued service with the Company. The fair value of service-based RSUs is determined based on the closing price of the Company’s common stock on the date of grant.

As approved by the stockholders of the Registrant at its 2026 Annual Meeting of Stockholders held on June 30, 2026, the Company has 10,000,000 additional shares of common stock, par value $0.001 per share that can be issued under its 2018 Incentive Compensation Plan, as amended (the “Incentive Plan”) bringing the total amount of shares that may be issued under the Incentive Plan to 17,000,000 shares of common stock.

During the third quarter of 2026, the Company also granted performance-based restricted stock units (“PSUs”) under the same plan to certain employees. Each PSU represents a right to receive shares of common stock upon achievement of a specified performance or market condition and the recipient’s continued service through the vesting date. Expense related to PSUs is recognized on a straight-line basis over the requisite service period when achievement is probable, with that probability reassessed each reporting period. PSUs with a market condition vest based on the estimated date the Company’s share price would reach the target. Other PSUs vest based on the estimated date the stated targets are estimated to be achieved. Their grant-date fair value is estimated using a Monte Carlo simulation, and expense is recognized on a straight-line basis over the requisite service period whether or not the market condition is achieved, provided the recipient remains in service.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

4. STOCKHOLDERS’ EQUITY – CONTINUED

A summary of the RSU activity during the nine months ended September 30, 2026 is presented below:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2026	1,474,443	$1.57
Granted	9,845,399	0.59
Vested	(3,184,765)	0.95
Cancelled/forfeited/expired	(523,798)	1.18
Outstanding, September 30, 2026	7,611,279	$0.59

As of  September 30, 2026, 1,035,485 of RSUs that vested during the nine months ended September 30, 2026 remain unissued.

5. LEASES

OPERATING AND FINANCE LEASES

Total operating lease expenses for the three and nine months ended September 30, 2026 were $279 and $1,933, respectively. Of these amounts, $279 and $1,273, respectively, were recorded in other operating expenses and $0 and $660, respectively, were recorded in cost of car-sharing revenue on the condensed consolidated statements of operations. Total operating lease expenses for the three and nine months ended September 30, 2025 were $978 and $3,002, respectively. Of these amounts, $532 and $1,762, respectively, were recorded in other operating expenses and $446 and $1,240, respectively, were recorded in cost of car-sharing revenue on the condensed consolidated statements of operations. Operating lease expenses consist of rent expense, common area maintenance adjustments and other expenses.

In June 2026, the Company terminated its lease for its facility located at 17301 Melford Boulevard, Bowie, Maryland and accrued a lease termination fee. The Company derecognized the operating lease right-of-use asset and corresponding lease liabilities and recognized a gain on lease termination of $193 within other operating expenses during the nine months ended September 30, 2026.

Supplemental cash flows information related to leases was as follows:

	For the Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$1,986	$3,746
Financing cash flows from finance leases	$63	$26

Weighted Average Remaining Lease Term
Operating leases	1.66	2.33
Finance leases	-	2.92

Weighted Average Discount Rate
Operating leases	7.7%	7.2%
Finance leases	-%	6.2%

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

5. LEASES – CONTINUED

Future minimum payments under non-cancellable leases as of  September 30, 2026 were as follows:

For the Years Ending December 31,	Operating Lease
2026	$994
2027	1,213
2028	805
2029	581
2030	579
2031	144
Total future minimum lease payments	4,316
Less: imputed interest	(491)
Total	$3,825

SUBLEASE

In January 2026, the Company commenced a sublease of a portion of its facility located at 5081 Howerton Way, Bowie, Maryland. The sublease has a term through March 31, 2031, and rent commenced February 1, 2026 following an initial abatement period. Under the sublease, aggregate base rental income is approximately $2,286 over the sublease term. In connection with the sublease, the Company received from the sublessee an irrevocable letter of credit of approximately $70, equal to the first and last months’ base rent, as security for the sublessee’s obligations under the sublease. The letter of credit is reducible to approximately $26 on the second anniversary of the rent commencement date, subject to no defaults. The income received from this sublease is recorded as an offset to the rent expense in the income statement for the three and nine months ended September 30, 2026.

The following table presents future undiscounted sublease payments to be received as of  September 30, 2026:

For the Years Ending December 31,	Total
2026	$77
2027	367
2028	482
2029	504
2030	518
2031	132
Total	$2,080

6. FAIR VALUE MEASUREMENT

Assets and liabilities measured at fair value on a recurring basis are as follows:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$26,551	$-	$-	$26,551
Total assets	$26,551	$-	$-	$26,551

Liabilities:
Warrant liability	$-	$-	$30	$30
Earn-out liabilities	-	-	301	301
Total liabilities	$-	$-	$331	$331

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

6. FAIR VALUE MEASUREMENT – CONTINUED

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

The Company’s earn-out liabilities represent contingent consideration recognized in connection with the Company’s business acquisitions and are classified within Level 3 of the fair value hierarchy. The Company remeasures these liabilities at fair value on a recurring basis at each reporting date using a probability-based approach that reflects management’s estimate of the likelihood that the performance thresholds underlying the arrangements will be achieved. During the three and nine months ended September 30, 2026, changes in these estimates were recognized in the condensed consolidated statements of operations.

The following table sets forth a summary of the changes in the fair value of Level 3 liabilities that are measured at fair value on a recurring basis during the nine months ended September 30, 2026:

2026
Earn-Out Liabilities
Beginning balance as of January 1,	$1,986
Change in fair value of earn-out liabilities	(1,273)
Common stock issued in settlement of earn-out liabilities	(412)
Ending balance as of September 30,	$301

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

The Company believes it has recorded adequate provisions for any such lawsuits, investigations, claims, and proceedings as of  September 30, 2026, and the Company believes it was not reasonably possible that a material loss had been incurred in excess of the amounts recognized in the condensed consolidated financial statements. Given the inherent uncertainties of litigation, the ultimate outcome of the ongoing matters described herein cannot be predicted with certainty. While litigation is inherently unpredictable, the Company believes it has valid defenses with respect to the legal matters pending against it. However, future events or circumstances, currently unknown to management, may potentially have a material effect on the Company’s financial position, liquidity or results of operations in any future reporting period.

8. SEGMENT REPORTING

The Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM organizes the Company, manages resource allocations and measures performance as one operating and reportable segment. The Company sells, owns, and operates residential and commercial EV charging solutions, including its Blink Network and EVSE, to support EV drivers at various locations. Until June 5, 2026, the Company also owned and operated an EV car-sharing and ride-sharing program.

BLINK CHARGING CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except for share and per share amounts)

8. SEGMENT REPORTING – CONTINUED

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Other operating expenses
Software	$819	$1,647	$3,637	$4,906
Other (1)	1,943	3,156	6,880	11,971
Total other operating expenses	$2,762	$4,803	$10,517	$16,877

(1)	Includes operating lease expense, gain on sale of Envoy Technologies, Inc., insurance expense, office expenses and travel expenses.

The following table sets forth our long-lived assets by geographic area, which consists of property and equipment, net and operating lease right-of-use assets:

	September 30, 2026	December 31, 2025

United States	$27,962	$35,296
United Kingdom	7,454	8,754
International - Other (1)	4,173	4,972

Total	$39,589	$49,022

(1)	Primarily consists of long-lived assets of Belgium and The Netherlands.

The following table summarizes our revenue recognized in the condensed consolidated statements of operations by geographical area:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues by Geographical Area
United States	$13,160	$18,630	$39,629	$48,902
International (1)	5,237	8,425	21,221	27,576
Total Revenue	$18,397	$27,055	$60,850	$76,478

(1)	International revenue primarily consists of Belgium, United Kingdom and The Netherlands.

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

Consideration for the sale consisted of $1,000 in cash, subject to a post-closing working capital adjustment, and a $12,500 convertible promissory note to be issued by Envoy Technologies ("Convertible Note"), which would be settled at the earlier of a qualified liquidity event as defined within the convertible promissory note agreement or the maturity date. The maturity date of the convertible promissory note is July 22, 2029 and may be extended two years at the Company’s discretion. Based on management’s assessment of historical market and industry considerations, current financial results of Envoy Technologies, and the probability of the qualified liquidity events, the Company concluded the fair value of the convertible promissory note was $0. As of  September 30, 2026, $764 of the cash consideration had not been received and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet. The Company recognized a gain on sale of $802, which is included in other operating expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2026.

Following the sale, the Company provided transitional human resources, finance, accounting, legal and technology services to Envoy Technologies on a cost-reimbursement basis under a transition services agreement through October 9, 2026, the closing date of the sale by BladeRanger of Envoy to CID Holdco, Inc. as described below in Note 10. Subsequent Events.

10. SUBSEQUENT EVENTS

SALE OF ENVOY TO CID

On October 9, 2026, BladeRanger closed on its sale of Envoy to CID HoldCo, Inc. (“CID”). As part of the transaction, the Convertible Note was amended so that instead of converting prior to or in connection with the closing of a qualified liquidity event, the Convertible Note remains outstanding and upon satisfaction of the conversion conditions described within the First Amendment to Convertible Promissory Note, entered into as of October 9, 2026, by and among, the Company and CID, the Convertible Note will convert into an aggregate of 2,166,667 shares (the “Blink Conversion Shares”) of CID common stock (the “Amended Convertible Note”). Further details can be found in the Form 8-K filed on October 16, 2026.

NAME CHANGE

On October 27, 2026, the Company filed a Certificate of Amendment to the Articles of Incorporation of the Company, as amended (the “Charter Amendment”) with the Secretary of State of the State of Nevada to change its name from "Blink Charging Co." to "Blink Energy Co." (the “Name Change”) reflecting the Company's expansion across three complementary offerings: EV charging, energy management and battery energy storage. As of the date of this Quarterly Report, the Company is awaiting confirmation from the State of Nevada regarding the effective date of the Charter Amendment. Effective as of the effective date of the Name Change, the Company amended its bylaws, its 2018 Incentive Compensation Plan, as amended, and its other corporate governance documents to reflect the Name Change.

FORM S-3 REGISTRATION STATEMENT

On October 30, 2026, the Company filed a Form S-3 Registration Statement (the “Registration Statement”) under which the Company may, from time to time in one or more offerings, offer and sell up to $100,000,000 in the aggregate of common stock, preferred stock, debt securities, warrants, rights and units, or any combination of the foregoing. The Registration Statement includes a prospectus supplement covering the offer, issuance and sale of up to $100,000,000 of the Company’s common stock under the ATM Agreement described below, which amount is included in, and not in addition to, the $100,000,000 of securities that may be offered and sold under the Registration Statement. As of the date of this Quarterly Report, the Registration Statement has not been declared effective by the SEC.

AT THE MARKET OFFERING AGREEMENT

On October 30, 2026, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Selling Agent”), Roth Capital Partners, LLC and StoneX Financial Inc. (collectively, the “Sales Agents”), to sell shares of the Company’s common stock, par value $0.001 per share, (the “Shares”) having an aggregate offering price of up to $100,000,000, from time to time, through an “at the market offering” program through the Selling Agent, acting as the Company's selling agent, or directly to the Selling Agent, acting as principal. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company will pay the Sales Agents a commission rate of 3.0% of the gross proceeds from each sale of Shares. As of the date of this filing, the Company has not sold any shares of common stock under the ATM Agreement.

BOARD LEADERSHIP CHANGES

On November 3, 2026, the Board of Directors appointed existing Board members, Michael C. Battaglia and Ritsaart J.M. van Montfrans, Chairman of the Board and Lead Independent Director, respectively. Mr. van Montfrans, who had served as Chairman of the Board since May 2023, ceased to serve as Chairman. Mr. Battaglia will continue to serve as Chief Executive Officer in addition to his role as Chairman and, in connection with his appointment as Chairman, will no longer hold the title of President. The Board of Directors believes that combining the roles of Chairman and Chief Executive Officer under Mr. Battaglia provides unified leadership and clear accountability for the execution of the Company’s strategy, while the Lead Independent Director role maintains strong independent oversight of management. Mr. Battaglia will not receive separate compensation for his service as Chairman as only non-employee directors receive director compensation under the Company's Board compensation plan, as modified most recently in May 2024. Mr. van Montfrans will continue to receive the same director compensation as the Board compensation plan provides for the same supplemental annual cash retainer to be paid to the non-employee director serving as Chairman or lead independent director.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Blink Charging Co. (together with its subsidiaries, “Blink” or the “Company”) as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our” and similar terms refer to Blink. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and under a similar item in subsequent periodic reports, as discussed elsewhere in this Quarterly Report, particularly in Part II, Item 1A - Risk Factors.

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

Overview

We are a leading owner, operator, and provider of electric vehicle (“EV”) charging equipment, networked EV charging services, and energy management solutions in the U.S. and international EV markets.

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

Blink’s energy management solution, EnergyConnect, is designed to help commercial customers and charging site operators monitor, manage, and optimize energy consumption associated with EV charging infrastructure.

To capture more revenues derived from providing EV charging solutions to commercial customers and to help differentiate Blink in the EV infrastructure market, Blink offers Property Partners a comprehensive range of solutions for EV charging equipment and services that generally fall into one of the business models below, differentiated by who owns the equipment and who bears the costs of installation, equipment, maintenance, and the percentage of revenue shared.

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

As of September 30, 2026, there were approximately 45,833  chargers connected to the Blink Network. Of those, approximately 42,571  were Level 2 commercial chargers and approximately 2,069 were DCFC commercial chargers. Included on Blink Network are approximately 6,582  chargers owned by us. Another estimated 23,573  units were non-networked, on other networks, international sales, or deployments.

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

Energy Management Solution

●

EnergyConnect. The solution enables intelligent optimization of EV charging loads by managing charging activity in response to site-specific electrical capacity, energy demand, and operational requirements. Through enhanced visibility and control over energy usage, EnergyConnect is designed to help customers improve energy efficiency, manage peak electricity demand, reduce energy-related operating costs, and support the integration and scalability of EV charging infrastructure.

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2026, the Company had cash and cash equivalents of $30,499 compared to $39,568 in cash and cash equivalents as of December 31, 2025, representing a decrease of $9,069 in available liquidity due to ongoing operating losses and working capital requirements.

In May 2025, we announced the BlinkForward Initiative, a strategic restructuring plan aimed at accelerating the Company’s path to profitability and enhancing operational efficiency. Key pillars of the BlinkForward Initiative were designed to transform the Company into a more agile and lean organization, with the  shift to contract manufacturing for our EV hardware to reduce overhead expenses and focus on our intellectual property and customer support efforts. The transition to contract manufacturing was completed in January 2026, and Blink no longer maintains manufacturing facilities in-house. As of the filing of this Quarterly Report, the BlinkForward Initiative is substantially complete.

As reflected in our condensed consolidated financial statements as of September 30, 2026, we had cash and cash equivalents of $30,499, working capital of $8,500 and an accumulated deficit of $846,729. During the nine months ended September 30, 2026, we incurred a net loss of $24,303. We have not yet achieved profitability. In December 2025, we completed an underwritten registered public offering of 26,666,666 shares of our common stock at a public offering price of $0.75 per share. We received gross proceeds of $20,000 from the public offering, less underwriting discounts and offering expenses of $1,474, for net proceeds of $18,526. The public offering was made pursuant to our registration statement on Form S-1 filed with the SEC on December 4, 2025, and final prospectus dated December 10, 2025. H.C. Wainwright & Co. and Roth Capital Partners acted as co-placement agents in connection with the offering.

We have not yet achieved profitability and expect cash flows from operations to be volatile. While the BlinkForward Initiative substantially decreased our operating expenses and cash burn, we still need to generate substantial revenues in the near future to achieve profitability, even as our repeatable and recurring revenue from network and charging fees continued to grow. Historically, we have been able to raise funds to support our business operations, although there can be no assurance that we will be successful in raising significant additional funds in the future. We expect that our cash on hand and future cash flows from operations will fund our operations for at least 12 months after the issuance date of the financial statements included in this Quarterly Report.

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

Results of Operations

Three and Nine Months Ended September 30, 2026 Compared With Three and Nine Months Ended September 30, 2025

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		3 Months		9 Months
	2026	2025	2026	2025	Difference $	Difference %	Difference $	Difference %

Revenues:
Product revenue	$6,413	$13,035	$20,046	$35,924	$(6,622)	-51%	$(15,878)	-44%
Service revenue	10,035	10,782	33,749	31,097	(747)	-7%	2,652	9%
Other revenue	1,949	2,007	5,113	5,940	(58)	-3%	(827)	-14%
Car-sharing revenue	-	1,231	1,942	3,517	(1,231)	-100%	(1,575)	-45%
Total Revenues	18,397	27,055	60,850	76,478	(8,658)	-32%	(15,628)	-20%

Cost of Revenues:
Cost of product revenue	6,551	8,095	15,222	27,717	(1,544)	-19%	(12,495)	-45%
Cost of service revenue	4,758	6,091	17,960	17,594	(1,333)	-22%	366	2%
Cost of other revenue	559	785	2,134	2,927	(226)	-29%	(793)	-27%
Cost of car-sharing revenue	-	1,438	1,632	3,190	(1,438)	-100%	(1,558)	-49%
Depreciation and amortization	1,684	1,318	3,977	3,821	366	28%	156	4%
Total Cost of Revenues	13,552	17,727	40,925	55,249	(4,175)	-24%	(14,324)	-26%

Gross Profit	4,845	9,328	19,925	21,229	(4,483)	-48%	(1,304)	-6%

Operating Expenses:
Compensation	6,787	11,691	25,302	38,849	(4,904)	-42%	(13,547)	-35%
General and administrative expenses	1,206	3,742	6,508	21,804	(2,536)	-68%	(15,296)	-70%
Other operating expenses	2,762	4,803	10,517	16,877	(2,041)	-42%	(6,360)	-38%
Depreciation and amortization	1,031	1,244	3,813	4,331	(213)	-17%	(518)	-12%
Change in fair value of consideration payable and earn-out liabilities	-	(11,701)	(1,273)	(9,238)	11,701	-100%	7,965	-86%
Total Operating Expenses	11,786	9,779	44,867	72,623	2,007	21%	(27,756)	-38%

Loss From Operations	(6,941)	(451)	(24,942)	(51,394)	(6,490)	1439%	26,452	-51%

Other Income (Expense):
Other income, net	259	159	751	905	100	63%	(154)	-17%

Total Other Income, Net	259	159	751	905	100	63%	(154)	-17%

Loss Before Income Taxes	$(6,682)	$(292)	$(24,191)	$(50,489)	$(6,390)	2188%	$26,298	-52%

Provision for income taxes	(19)	(40)	(112)	(163)	21	-53%	51	-31%

Net Loss	$(6,701)	$(332)	$(24,303)	$(50,652)	$(6,369)	1918%	$26,349	-52%

Three Months Ended September 30, 2026 Compared With Three Months Ended September 30, 2025

Revenues

Total revenue for the three months ended September 30, 2026 decreased by $8,658 or 32%, to $18,397 compared to $27,055 during the three months ended September 30, 2025.

Revenue from product sales was $6,413 for the three months ended September 30, 2026 as compared to $13,035 during the three months ended September 30, 2025, a decrease of $6,622, or 51%. The decrease was primarily attributable to the Company’s strategic repositioning toward higher-margin market segments and more disciplined customer selection, including a reduction in lower-margin sales. Product revenue was also adversely affected by continued softness in the electric vehicle charging market, particularly lower demand for commercial Level 2 chargers and DC fast chargers, compared to the prior-year period.

Service revenue including charging service revenue from Blink-owned charging stations and network fees was $10,035 for the three months ended September 30, 2026 as compared to $10,782 for the three months ended September 30, 2025, a decrease of $747 or 7%. The decrease is due to the Company exiting lower-margin charging service contracts in Europe.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the three months ended September 30, 2026 were $13,552 as compared to $17,727 for the three months ended September 30, 2025, a decrease of $4,175 or 24%, and in line with the decline in the product revenues as discussed above.

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

Cost of product sales decreased by $1,544, or 19%, from $8,095 for the three months ended September 30, 2025 as compared to $6,551 for the three months ended September 30, 2026. Approximately $4,576 of this decrease is due to the reduction in product sales volume, partially offset by increase in the provision of slow moving and obsolete inventory of $2,069 during the three months ended September 30, 2026 compared to the same period in 2025, and increase in other inventory related costs.

Cost of service revenue including cost of charging services (electricity reimbursements) decreased by $1,333, or 22%, to $4,758 for the three months ended September 30, 2026 as compared to $6,091 for the three months ended September 30, 2025. Similar to the reason for decrease in  service revenue, this decrease is also due to the Company exiting lower-margin charging service contracts in Europe and optimization of the charging infrastructure.

Depreciation and amortization expense increased by $366 or 28%, to $1,684 for the three months ended September 30, 2026 as compared to $1,318 for the three months ended September 30, 2025. The increase in depreciation expense was attributable to the increase in Company-owned DC Fast chargers that are operational.

Operating Expenses

Compensation expense decreased by $4,904 or 42%, to $6,787 (consisting of $6,282 of cash compensation and benefits and $505 of non-cash compensation) for the three months ended September 30, 2026. Compensation expense was $11,691 (consisting of $11,258 of cash compensation and benefits and $433 of non-cash compensation) for the three months ended September 30, 2025. The decrease in compensation expense for the three months ended September 30, 2026 compared to the same period in 2025 was primarily related to decreases in personnel across the Company as a result of cost savings and synergies realized in transformation program.

General and administrative expenses decreased by $2,536 or 68%, to $1,206 for the three months ended September 30, 2026 as compared to $3,742 for the three months ended September 30, 2025. The decrease was attributable to the general decrease in most expense categories, with legal and professional services contributing to $1,405 of the decrease, due to the transformation initiatives launched during 2025 and realized this year.

Other operating expenses decreased by $2,041, or 42%, to $2,762 for the three months ended September 30, 2026 from $4,803 for the three months ended September 30, 2025. The decrease was attributable to the general decrease in most expense categories, with software related expenses contributing to $1,239 of the decrease as a result of the transformation initiative.

Depreciation and amortization expense included in operating expenses decreased by $213, or 17%, to $1,031 for the three months ended September 30, 2026 as compared to $1,244 for the three months ended September 30, 2025.

The Company recorded a gain on settlement related to the Envoy acquisition of $11,701 for the three months ended September 30, 2025.

Other Income (Expense)

We recorded other income of $259 during the three months ended September 30, 2026 as compared to other income of $159 for the three months ended September 30, 2025. The increase in other income was primarily related to an increase in dividend and interest income of $107 during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, due to higher cash balances compared to prior periods.

Net Loss

Our net loss for the three months ended September 30, 2026 increased by $6,369, or 1918%, to $6,701 as compared to $332 for the three months ended September 30, 2025. The increase was primarily attributable to a gain on settlement related to the Envoy consideration payable recorded during the three months ended September 30, 2025.

Total Comprehensive Loss

Our total comprehensive loss for the three months ended September 30, 2026 was $6,260 whereas our total comprehensive income for the three months ended September 30, 2025 was $6,461.

Nine Months Ended September 30, 2026 Compared With Nine Months Ended September 30, 2025

Revenues

Total revenue for the nine months ended September 30, 2026 decreased by $15,628, or 20%, to $60,850 compared to $76,478 during the nine months ended September 30, 2025.

Revenue from product sales was $20,046 for the nine months ended September 30, 2026 as compared to $35,924 during the nine months ended September 30, 2025, a decrease of $15,878, or 44%. The decrease was primarily attributable to the Company’s strategic repositioning toward higher-margin market segments and more disciplined customer selection, including a reduction in lower-margin sales. Product revenue was also adversely affected by continued softness in the electric vehicle charging market, particularly lower demand for commercial Level 2 chargers and DC fast chargers, compared to the prior-year period.

Service revenue including charging service revenue from Blink-owned charging stations and network fees was $33,749 for the nine months ended September 30, 2026 as compared to $31,097 for the nine months ended September 30, 2025, an increase of $2,652, or 9%. The increase is due to the higher utilization of the chargers and deployment of new chargers on the Blink Networks, partially offset by the decrease due to the Company exiting out of lower-margin charging service contracts in Europe.

Cost of Revenues

Cost of revenues primarily consists of electricity reimbursements, revenue share payments to our Property Partner hosts, the cost of charging stations sold, connectivity charges provided by telco and other networks, warranty, repairs and maintenance services, and depreciation of our installed charging stations. Cost of revenues for the nine months ended September 30, 2026 were $40,925 as compared to $55,249 for the nine months ended September 30, 2025, a decrease of $14,324 or 26%, and in line with the decline in the product revenues as discussed above.

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

Cost of product sales decreased by $12,495, or 45%, from $27,717 for the nine months ended September 30, 2025 as compared to $15,222 for the nine months ended September 30, 2026. This decrease is primarily due to the reduction in product sales volume. In addition, the adjustment for excess and obsolete inventory was $2,197 during the nine months ended September 30, 2026 compared to $4,571 during the same period in 2025. Furthermore, the Company recorded a loss on disposal of non-performing chargers of $3,856 during the nine months ended September 30, 2025.

Cost of service revenue including cost of charging services increased by $366, or 2%, to $17,960 for the nine months ended September 30, 2026 as compared to $17,594 for the nine months ended September 30, 2025. The increase in 2026 was attributable to the increased number and mix of charging stations generating charging service revenues subject to electricity reimbursement, partially offset by the decrease due to the Company exiting out of lower-margin charging service contracts in Europe and optimization of the charging infrastructure.

Depreciation and amortization expense increased by $156, or 4%, to $3,977 for the nine months ended September 30, 2026 as compared to $3,821 for the nine months ended September 30, 2025. The marginal increase in depreciation expense was attributable to the increase in Company-owned DC Fast chargers that are operational, offset by the increase in the grant revenue that is presented as an offset to the depreciation expense, and the decrease in the number of vehicles associated with the ride-share services as a part of the sale of Envoy in June 2026.

Operating Expenses

Compensation expense decreased by $13,547, or 35%, to $25,302 (consisting of $22,193 of cash compensation and benefits and $3,109 of non-cash compensation) for the nine months ended September 30, 2026. Compensation expense was $38,849 (consisting of $36,663 of cash compensation and benefits and $2,186 of non-cash compensation) for the nine months ended September 30, 2025. The decrease in compensation expense for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily related to decreases in personnel across the Company as a result of cost savings and synergies realized in transformation program.

General and administrative expenses decreased by $15,296, or 70%, to $6,508 for the nine months ended September 30, 2026 as compared to $21,804 for the nine months ended September 30, 2025. The decrease was attributable to the general decrease in most expense categories, with the difference in credit loss reserve contributing $4,670, and legal and professional services contributing $3,033 of the decrease, due to the transformation initiatives launched during 2025 and realized this year.

Other operating expenses decreased by $6,360, or 38%, to $10,517 for the nine months ended September 30, 2026 from $16,877 for the nine months ended September 30, 2025. The decrease was primarily attributable to the asset impairment in the amount of $1,732 recorded during the nine months ended September 30, 2025, as well as a general decrease in most expense categories, with software related expenses contributing to $4,477 of the decrease and rent contributing to $956 of the decrease as a result of the transformation program.

Depreciation and amortization expense included in operating expenses decreased by $518, or 12%, to $3,813 for the nine months ended September 30, 2026 as compared to $4,331 for the nine months ended September 30, 2025 as the Company has less leasehold improvements and intangible assets.

The change in fair value of consideration payable and earn-out liabilities decreased by $7,965 or 86%, primarily due to the gain on settlement related to the Envoy consideration payable of $11,701 for the nine months ended September 30, 2025, offset by the  change in the earn-out liabilities related to the Zemetric acquisition of $1,273 for the nine months ended September 30, 2026 as compared to a loss of $2,463 for the nine months ended September 30, 2025, due to the change in the inputs to the probability-weighted discounted cash flow model.

Other Income (Expense)

We recorded other income of $751 during the nine months ended September 30, 2026 as compared to $905 for the nine months ended September 30, 2025. The decrease in other income was primarily related to a decrease of $154 in dividend and interest income.

Net Loss

Our net loss for the nine months ended September 30, 2026 decreased by $26,349 or 52%, to $24,303 as compared to $50,652 for the nine months ended September 30, 2025. The decrease was primarily due to lower operating expenses, partially offset by the decline in revenues, and was accompanied by an improvement in gross profit.

Total Comprehensive Loss

Our total comprehensive loss for the nine months ended September 30, 2026 was $24,979 whereas our total comprehensive loss for the nine months ended September 30, 2025 was $41,787.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30, 2026	December 31, 2025
	(Unaudited)
Cash and Cash Equivalents	$30,499	$39,568

Working Capital	$8,500	$26,111

During the nine months ended September 30, 2026, we financed our activities from proceeds derived from equity financings occurring in prior periods. A significant portion of the funds raised from the sale of capital stock has been used to cover working capital needs and personnel, office expenses and various consulting and professional fees. Furthermore, we significantly reduced operating expenses and improved margin on sales of products and services.

For the nine months ended September 30, 2026 and 2025, we used cash of $6,646 and $31,754, respectively, in operations. Our cash use for the nine months ended September 30, 2026 was primarily attributable to our net loss of $24,303 adjusted for net non-cash expenses in the aggregate amount of $14,644, partially offset by $3,013 of net cash provided by changes in the levels of operating assets and liabilities. Our cash use for the nine months ended September 30, 2025, was primarily attributable to our net loss of $50,652, adjusted for net non-cash expenses in the aggregate amount of $19,676, and $778 of net cash used in changes in the levels of operating assets and liabilities.

During the nine months ended September 30, 2026, net cash used in investing activities was $1,244, of which $1,303 was provided by government grants, $2,122 was used to purchase property and equipment, $250 of cash, net of proceeds received and cash balances transferred to Envoy's buyer, was disposed of in connection with the sale of Envoy, and $175 was used for capitalized engineering costs. During the nine months ended September 30, 2025, net cash provided by investing activities was $11,168, of which $13,630 was provided by the sale of marketable securities, $1,952 was provided by government grants and $223 was provided by the sale of an equity method investment, offset by $207 for the acquisition of Zemetric, net of cash acquired, $205 of capitalized engineering costs and $4,225 of which was used to purchase charging stations and other fixed assets.

During the nine months ended September 30, 2026, cash used in financing activities was $63 which was used to pay down our liability in connection with a finance lease. During the nine months ended September 30, 2025, cash provided by financing activities was $865, of which $26 was used to pay down our liability in connection with a finance lease, offset by $891 provided by offering proceeds related to the sale of common stock.

As of September 30, 2026, we had cash and cash equivalents, working capital and an accumulated deficit of $30,499, $8,500 and $846,729, respectively. During the three and nine months ended September 30, 2026, we had a net loss of $6,701 and $24,303, respectively, and used cash of $6,646 in operating activities during the nine months ended September 30, 2026. The Company has not yet achieved profitability and expects cash flows from operations to be volatile. The Company’s future operating needs include the planned costs to operate its business, including amounts required to fund working capital and future liquidity needs.

Other than the ATM Agreement discussed above, the Company has no agreements, commitments, or understandings with respect to any financing alternatives. Any equity issuance would be dilutive to stockholders. In December 2025, we completed an underwritten registered public offering of 26,666,666 shares of our common stock at a public offering price of $0.75 per share. We received gross proceeds of $20,000 from the public offering, less underwriting discounts and offering expenses of $1,474, for net proceeds of $18,526. The public offering was made pursuant to our registration statement on Form S-1 filed with the SEC on December 4, 2025, and final prospectus dated December 10, 2025. H.C. Wainwright & Co. and Roth Capital Partners acted as co-placement agents in connection with the offering.

Contractual Obligations and Commitments

We have operating lease obligations over the next five years of approximately $3,825. These operating lease obligations are primarily related to corporate office space.

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

Our critical accounting estimates are described in Part II, Item 7, Critical Accounting Estimates in our Annual Report on Form 10-K for the year ended December 31, 2025, and our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies in our financial statements included elsewhere in this quarterly report. There have been no material changes to our critical accounting estimates or significant accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025, except for the following.

Provision for slow moving and obsolete inventory

Changes in customer demand, product technology, and our operating model have resulted in the past and may result in additional inventory obsolescence charges, which could adversely affect our financial results. Our business operates in a rapidly evolving industry characterized by technological advancements, changing customer requirements, and shifts in demand for electric vehicle charging equipment. These factors, together with changes in our product portfolio, manufacturing arrangements, and operating strategy, may affect the recoverability and carrying value of our inventory. As part of our ongoing operational transformation, including the transition to a contract manufacturing model and the rationalization of certain legacy products and inventory, we have evaluated the carrying value of our inventory and recorded additional inventory reserves during the third quarter of 2026. These charges and reserves primarily reflect inventory associated with legacy products, changing demand expectations, and our evolving manufacturing and product strategy.

Inventory valuation requires significant management judgment regarding future demand, expected product utilization, technological relevance, and estimated recoverable values. Actual outcomes may differ from these estimates. If demand for certain products is lower than anticipated, product specifications change, or additional inventory becomes obsolete or excessive based on our requirements, we may be required to recognize further inventory write-downs or record additional inventory reserves in future periods. Any such charges could adversely affect our reported gross profit, operating results, and financial condition, even if they do not result in an immediate cash outflow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the euro, causing both our revenue and our operating results to be impacted by fluctuations in the exchange rates. Gains or losses from the revaluation of certain cash balances, accounts receivable balances and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 1% would not result in a material foreign currency loss on foreign-denominated balances as of September 30, 2026. As our foreign operations expand, our results may be more materially impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into financial instruments to hedge our foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, being the end of the period covered by this Quarterly Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended December 31, 2025, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting”.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, management continued to commit effort and resources to the remediation of the material weakness reported in the Company’s Form 10-K for the fiscal year ended December 31, 2025.

Except for the above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our legal proceedings, see Note 7 – Commitments and Contingencies – Litigation, Disputes, and Settlements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

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

We have experienced annual and quarterly net losses which may continue and which may negatively impact our ability to achieve our business objectives. We incurred a net loss of approximately $24,303 and used cash of $6,646 for operations during the nine months ended September 30, 2026. As of September 30, 2026, we had net working capital of approximately $8,500 and an accumulated deficit of approximately $846,729. We have not yet achieved profitability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

ATM Agreement

On October 30, 2026, we entered into an at the market offering agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Selling Agent”), Roth Capital Partners, LLC and StoneX Financial Inc. (each, a “Sales Agent” and collectively, the “Sales Agents”), pursuant to which we may sell from time to time, in a continuous equity offering program under our Registration Statement on Form S-3 (File No. 333-299745) (the “Form S-3”) once it is declared effective by the SEC, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $100,000,000 (the “Shares”) through the Selling Agent, acting as our selling agent, or directly to the Selling Agent, acting as principal. Sales of the Shares under the ATM Agreement may be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on or through The Nasdaq Capital Market, the existing trading market for our common stock, or any other existing trading market in the United States for our common stock, sales made to or through a market maker other than on an exchange or otherwise, directly to the Selling Agent as principal, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or in any other method permitted by law. The Sales Agents will be entitled to compensation under the terms of the ATM Agreement at a commission rate of 3.0% of the gross proceeds from each sale of the Shares.

We made certain customary representations, warranties and covenants in the ATM Agreement and also agreed to indemnify the Sales Agents against certain liabilities, including liabilities under the Securities Act.

We are not obligated to sell any Shares under the ATM Agreement. No assurance can be given that we will sell any Shares under the ATM Agreement, or, if we do, as to the price or amount of Shares that we will sell, or the dates when such sales will take place.

Each Sales Agent and/or its affiliates may have in the past and may in the future provide various investment banking, commercial banking, financial advisory and other financial services for us and our affiliates, for which services they have received and may in the future receive customary fees. In the course of their business, each Sales Agent may actively trade our securities for its own account or for the accounts of customers, and, accordingly, the Sales Agents may at any time hold long or short positions in such securities. Each Sales Agent and its respective affiliates may also communicate independent investment recommendations, market color or trading ideas and/or publish or express independent research views in respect of such securities or instruments and may at any time hold, or recommend to clients that they should acquire, long and/or short positions in such securities and instruments.

This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state. The foregoing description of the ATM Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the ATM Agreement, filed as Exhibit 1.2 to the Form S-3.

Securities Trading Plans of Directors and Executive Officers

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025; (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025; (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025; (iv) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2026; (v) Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2025; (vi) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025; and (vii) Notes to Unaudited Condensed Consolidated Financial Statements.

					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).				X

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2026	BLINK CHARGING CO.

	By:	/s/ Michael Battaglia
Michael Battaglia
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Michael Bercovich
Michael Bercovich
Chief Financial Officer (Principal Financial and Accounting Officer)